Form 10-Q
period 2014-06-30
Akebia Therapeutics, Inc.
filed 2014-08-11
CIK 1517022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock, $0.00001 par value	20,262,978

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Forward-looking statements involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the projected timing of (1) data from our pending Phase 2b trial of AKB-6548, (2) commencement of a Phase 3 development program of AKB-6548 and (3) submission of an NDA for AKB-6548;

•	our plans to commercialize AKB-6548, if it is approved;

•	our development plans with respect to AKB-6899;

•	the timing or likelihood of regulatory filings and approvals, including any required post-marketing testing or any labeling and other restrictions;

•	the implementation of our business model and strategic plans for our business, product candidates and technology;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our competitive position;

•	our intellectual property position;

•	developments and projections relating to our competitors and our industry;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our estimates regarding expense, future revenue, capital requirements and needs for additional financing; and

•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AKEBIA THERAPEUTICS, INC.

Condensed Balance Sheets

(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$95,394,102	$21,215,228
Investments	28,851,842	11,341,241
Accounts receivable	113,953	135,339
Prepaid expenses and other current assets	1,691,312	739,235

Total current assets	126,051,209	33,431,043
Property and equipment, net	181,029	30,366
Deferred offering costs	—	1,078,138
Other assets	125,345	125,345

Total assets	$126,357,583	$34,664,892

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,488,184	$714,137
Accrued expenses	3,277,593	3,183,761
Current portion of capital lease obligation	3,939	3,912

Total current liabilities	4,769,716	3,901,810
Capital lease obligation, net of current portion	6,369	8,004
Other liabilities	29,532	—

Total liabilities	$4,805,617	$3,909,814
Redeemable convertible preferred stock; $0.00001 par value; 0 and 5,500,636 shares authorized at June 30, 2014 and December 31, 2013, respectively:
Series A redeemable convertible preferred stock; 0 and 734,538 shares issued and outstanding at June 30, 2014 and December 31, 2013; (Aggregate liquidation preference of $39,367,094 at December 31, 2013)	—	39,367,094
Series B redeemable convertible preferred stock; 0 and 1,287,525 shares issued and outstanding at June 30, 2014 and December 31, 2013; (Aggregate liquidation preference of $21,031,365 at December 31, 2013)	—	21,257,044
Series C redeemable convertible preferred stock; 0 and 3,302,885 shares issued and outstanding at June 30, 2014 and December 31, 2013; (Aggregate liquidation preference of $97,202,997 at December 31, 2013)	—	97,202,997

Total redeemable convertible preferred stock	—	157,827,135

Stockholders’ equity (deficit):
Common stock; $0.00001 par value; 175,000,000 and 14,700,000 authorized at June 30, 2014 and December 31, 2013, respectively; 20,262,978 and 1,383,345 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	202	14
Additional paid-in capital	202,535,864	—
Treasury Stock, at cost, 775 shares	(21,362)	—
Accumulated other comprehensive loss	(8,216)	—
Accumulated deficit	(80,954,522)	(127,072,071)

Total stockholders’ equity (deficit)	121,551,966	(127,072,057)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$126,357,583	$34,664,892

See accompanying notes to unaudited financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	5,524,895	2,453,000	11,682,823	4,350,796
General and administrative	2,315,101	667,783	6,066,420	1,346,706

Total operating expenses	7,839,996	3,120,783	17,749,243	5,697,502

Operating loss	(7,839,996)	(3,120,783)	(17,749,243)	(5,697,502)
Other income (expense):
Interest income (expense), net	50,442	2,906	69,466	(751,207)
Extinguishment of debt and other liabilities	—	—	—	2,419,766
Reimbursements from Aerpio	171,227	287,445	364,339	577,597

Net loss	$(7,618,327)	$(2,830,432)	$(17,315,438)	$(3,451,346)

Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(7,618,327)	$(2,830,432)	$(17,315,438)	$(3,451,346)
Accretion on preferred stock	—	(49,265,010)	(86,899,555)	(50,113,135)

Net loss applicable to common stockholders	$(7,618,327)	$(52,095,442)	(104,214,993)	(53,564,481)

Net loss per share applicable to common stockholders—basic and diluted	$(0.39)	$(103.19)	(9.48)	(109.21)

Weighted-average number of common shares used in net loss per share applicable to common stockholders’—basic and diluted	19,652,056	504,868	10,987,692	490,472

Comprehensive loss:
Net loss	$(7,618,327)	$(2,830,432)	$(17,315,438)	$(3,451,346)
Other comprehensive loss, net of deferred tax:
Unrealized loss on securities, net of tax of $0	(8,216)	—	(8,216)	—

Comprehensive loss	$(7,626,543)	$(2,830,432)	$(17,323,654)	$(3,451,346)

See accompanying notes to unaudited financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2014	2013
Operating activities:
Net loss	$(17,315,438)	$(3,451,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt and other liabilities	—	(2,419,766)
Depreciation expense	20,092	—
Amortization of debt issuance costs	—	751,880
Amortization of premium/discount on investments	24,659	—
Stock-based compensation expense	3,888,808	107,793
Changes in operating assets and liabilities:
Accounts receivable	21,386	(124,899)
Prepaid expenses and other current assets	(949,605)	356,160
Accounts payable and accrued expenses	1,603,500	1,293,726
Other liabilities	29,532	—

Net cash used in operating activities	(12,677,066)	(3,486,452)

Investing activities:
Purchases of equipment	(170,755)	—
Proceeds from maturities of short-term investments	6,745,000	—
Purchases of investments	(24,290,949)	—

Net cash used in investing activities	(17,716,704)	—

Financing activities:
Proceeds from issuance of preferred stock	—	41,240,388
Preferred stock issuance costs	—	(1,153,574)
Repurchase of treasury stock	(21,362)	—
Initial public offering issuance costs	(10,359,297)	—
Proceeds from issuance of 2012 Series X preferred stock	—	2,500,000
Proceeds from issuance of common stock	114,954,911	—
Payments on capital lease obligations	(1,608)	—

Net cash provided by financing activities	104,572,644	42,586,814

Increase in cash and cash equivalents	74,178,874	39,100,362
Cash and cash equivalents at beginning of period	21,215,228	1,641,038

Cash and cash equivalents at end of period	$95,394,102	$40,741,400

Non-cash financing activities:
Issuance of Series A preferred stock in settlement of convertible notes	$—	$—
Accretion of preferred stock to redemption value	$86,899,555	$50,113,135
Unpaid initial public offering issuance costs	$121,350	$—

See accompanying notes to unaudited financial statements.

Akebia Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

June 30, 2014

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

The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its technology, identifying potential product candidates and undertaking preclinical and clinical studies. The Company has not generated any product revenue to date, nor is there any assurance of any future product revenue. The Company’s product candidates are subject to long development cycles and there is no assurance the Company will be able to successfully develop, obtain regulatory approval for or market its product candidates.

The Company is subject to a number of risks including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, the development of new technological innovations by competitors, the need to successfully commercialize and gain market acceptance of any of the Company’s products that are approved and the ability to protect our proprietary technology. If the Company does not successfully commercialize any of its products, it will be unable to generate product revenue or achieve profitability.

Unless otherwise indicated, all information in these financial statements gives retrospective effect to the 1.75-for-1 stock split of the Company’s common stock (the Stock Split) that was effected on March 6, 2014 (see Note 7), as well as any other stock-splits in historical periods.

The Company was incorporated on February 27, 2007 under the laws of the State of Delaware.

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

Basis of Presentation

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with U.S. GAAP and are stated in U.S. Dollars. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2014 and 2013.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In June 2014, the FASB issued ASU No. 2014-10, which eliminates the concept of a development stage entity, or DSE, in its entirety from GAAP. Under existing guidance, DSEs are required to report incremental information, including inception-to-date financial information, in their financial statements. A DSE is an entity devoting substantially all of its efforts to establishing a new business and for which either planned principal operations have not yet commenced or have commenced but there has been no significant revenues generated from that business. Entities classified as DSEs will no longer be subject to these incremental reporting requirements after adopting ASU No. 02014-10. ASU No. 2014-10 is effective for fiscal years beginning after December 15, 2014, with early adoption permitted. Retrospective application is required for the elimination of incremental DSE disclosure. Prior to the issuance of ASU No. 2014-10, the Company had met the definition of a DSE since its inception. The Company elected to adopt this ASU early and, therefore, it has eliminated the incremental disclosures previously required of DSEs, starting with this Quarterly Report on Form 10-Q.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in short-term investments with original maturities of three months or less at the time of purchase. At June 30, 2014, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available-for-sale which are included in current assets as they are intended to fund current operations. The Company carries available-for-sale securities at fair value, with temporary unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders’ equity (deficit). The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income (expense), net” within the Condensed Statements of Operations and Comprehensive Loss. We also include in net investment income, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method, and includes interest and dividends on securities in interest income.

Research and Development

Costs incurred in connection with research and development activities are expensed as incurred. Research and development expenses consist of (i) employee-related expenses, including salaries, benefits, travel and stock-based compensation expense; (ii) external research and development expenses incurred under arrangements with third parties, such as contract research organizations, investigational sites and consultants; (iii) the cost of acquiring, developing and manufacturing clinical study materials; (iv) facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and laboratory and other supplies; and (v) costs associated with preclinical and clinical activities and regulatory operations.

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

Patents

Costs incurred in connection with the application for and issuance of patents are expensed as incurred.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of June 30, 2014 and December 31, 2013, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

The Black-Scholes option pricing model requires the input of certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Prior to the IPO, due to the lack of a public market for the trading of the Company’s common stock and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company is in a very early stage of product development with no revenue and the representative group of companies has certain similar characteristics to the Company. The Company believes the group selected has sufficient similar economic and industry characteristics, and includes companies that are most representative of the Company The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. For options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock, which is similar to the Company’s peer group.

The Company’s stock-based awards are subject to either service- or performance-based vesting conditions. Compensation expense related to awards to employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Consistent with the guidance in ASC 505- 50, compensation expense related to awards to non-employees with service-based vesting conditions is recognized on a straight-line basis based on the then-current fair value at each financial reporting date prior to the measurement date over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable. Consistent with the guidance in ASC 505-50, compensation expense related to awards to non-employees with performance-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash, investments and accounts receivable are the only financial instruments that potentially subject the Company to concentrations of credit risk. At June 30, 2014 and 2013, all of the Company’s cash was deposited in accounts at two principal financial institutions. The Company maintains its cash with high quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Assets under capital lease are included in Property and equipment. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, generally three years. Such costs are periodically reviewed for recoverability when impairment indicators are present. Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence. Recorded values of asset groups of equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).

The following is the summary of property and equipment and related accumulated depreciation as of June 30, 2014 and December 31, 2013.

	Useful Life	June 30, 2014	December 31, 2013

Computer equipment and software	3	$75,951	$19,732
Furniture and fixtures	5	91,858	—
Equipment	7	3,733	—
Leasehold improvements	Shorter of the useful life or remaining lease term (3 years)	18,945	—
Office equipment under capital lease	3	11,916	11,916

		202,403	31,648
Less accumulated depreciation		(21,374)	(1,282)

Net property and equipment		$181,029	$30,366

Depreciation expense, including expense associated with assets under capital leases, was $11,974 and $0 for the three months ended June 30, 2014 and 2013, respectively and $20,092 and $0 for the six months ended June 30, 2014 and 2013.

3. Distribution of Aerpio Therapeutics, Inc.

On December 22, 2011, the Company assigned certain assets and liabilities to a wholly-owned subsidiary, Aerpio Therapeutics, Inc. (Aerpio), which has since operated as a stand-alone company. The assigned assets and liabilities included all of the Company’s fixed assets, the Company’s Tie2 activator program, AKB-9778, for diabetic macular edema, the HIF-1 stabilizer program, AKB-4924, for inflammatory bowel disease and contracts, intellectual property, current assets and current liabilities associated with these programs. The Aerpio shares were then distributed to the Company’s shareholders as a distribution on the basis of 1 share of Aerpio Series A Preferred Stock for every 35 shares of Akebia Series A Preferred Stock owned, 1 share of Aerpio Series A Preferred Stock for every 100 shares of Akebia Series B Preferred Stock owned, and 1 share of Aerpio Common Stock for every 175 shares of Akebia Common Stock owned.

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

Below is a summary of the activities included in the statements of operations and comprehensive loss:

	Financial Statement Caption	Three Months Ended June 30,		Six Months Ended June 30,
Activity		2014	2013	2014	2013

Reimbursement from Aerpio for Akebia employee costs	Reimbursements from Aerpio	$171,227	$287,444	364,339	577,597
Facility-related charges from Aerpio	General and administrative Operating expenses	11,970	104,530	47,336	183,917

Below is a summary of the receivables and payables included in the balance sheet related to Aerpio:

Activity	Financial Statement Caption	June 30, 2014	December 31, 2013

Amounts receivable from Aerpio	Accounts receivables	$113,953	$135,339
Amounts payable to Aerpio	Accounts payable	$3,304	$62,735

4. Investments

Investments at June 30, 2014 and December 31, 2013 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2014

Cash and cash equivalents:

Cash and money market account	$95,394,102	—	—	$95,394,102

Total cash and cash equivalents	$95,394,102	—	—	$95,394,102

Investments:

Certificates of deposit	$2,694,549	—	—	$2,694,549

U.S. Government debt securities	21,095,209	2,259	—	21,097,468

Commercial paper	2,496,708	—	—	2,496,708

Corporate debt securities	2,573,592	—	(10,475)	2,563,117

Total investments	$28,860,058	$2,259	$(10,475)	$28,851,842

Total cash, cash equivalents, and investments	$124,254,160	$2,259	$(10,475)	$124,245,944

The estimated fair value of the Company’s investment balance at June 30, 2014, by contractual maturity, is as follows:

Due in one year or less	$9,888,408
Due after one year	18,963,434

Total investment securities	$28,851,842

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2013

Cash and cash equivalents:

Cash and money market account	$21,215,228	—	—	$21,215,228

Total cash and cash equivalents	$21,215,228	—	—	$21,215,228

Investments:

Certificates of deposit	$1,330,132	—	—	$1,330,132

U.S. Government debt securities	7,506,951	2,418	—	7,509,369

Corporate debt securities	2,501,686	54	—	2,501,740

Total investments	$11,338,769	$2,472	$—	$11,341,241

Total cash, cash equivalents, and investments	$32,553,997	$2,472	$—	$32,556,469

5. Accrued Expenses

Accrued expenses are as follows:

	June 30, 2014	December 31, 2013
Professional fees	$2,032,746	$2,452,067
Accrued bonus	378,630	439,435
Accrued vacation	153,147	109,921
Accrued severance	201,489	—
Accrued payroll	123,667	—
Other	387,914	182,338

Total accrued expenses	$3,277,593	$3,183,761

In February 2014, the Company entered into a separation agreement with an employee primarily as a result of the transition to the Company’s Cambridge, Massachusetts location. During the first quarter of 2014, the Company recorded severance expense in the amount of $323,685 which was recorded to general and administrative expense. During the first six months of 2014, approximately $122,000 was paid out of the severance accrual. At June 30, 2014, $201,489 remained in accrued expenses in relation to the unpaid severance costs, which will be paid out through February 2015.

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

Assets measured or disclosed at fair value on a recurring basis as of June 30, 2014 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$95,394,102	$—	$—	$95,394,102
Certificates of deposit	—	2,694,549	—	2,694,549
U.S. Government debt securities	—	21,097,468	—	21,097,468
Commercial paper	—	2,496,708	—	2,496,708
Corporate debt securities	—	2,563,117	—	2,563,117

	$95,394,102	$28,851,842	$—	$124,245,944

The Company’s corporate debt securities are all investment grade.

Assets measured or disclosed at fair value on a recurring basis as of December 31, 2013 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$21,215,228	$—	$—	$21,215,228
Certificates of deposit	—	1,330,132	—	1,330,132
U.S. Government debt securities	—	7,509,369	—	7,509,369
Corporate debt securities	—	2,501,740	—	2,501,740

	$21,215,228	$11,341,241	$—	$32,556,469

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2014 and December 31, 2013.

Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would result in material changes in the fair value of investments.

7. Stockholders’ Equity

As of June 30, 2014, the authorized capital stock of the Company included 175,000,000 shares of common stock, par value $0.00001 per share and 25,000,000 shares of preferred stock, par value $0.00001 per share.

On March 6, 2014, the Company effected a 1.75-for-1 stock split of our outstanding common stock. Unless otherwise indicated, all share data and per share amounts in these financial statements have been retroactively adjusted to reflect the stock split, as well as any stock splits that occurred in periods prior to March 6, 2014.

As of December 31, 2013, the authorized capital stock of the Company included 5,500,636 shares of preferred stock, par value $0.00001 per share, of which: (i) 734,538 shares were designated as Series A redeemable convertible preferred stock (Series A Redeemable Convertible Preferred Stock), (ii) 1,287,525 shares were designated as Series B redeemable convertible preferred stock (Series B Redeemable Convertible Preferred Stock), (iii) 3,428,572 shares were designated as Series C redeemable convertible preferred stock (Series C Redeemable Convertible Preferred Stock) and (iv) 50,001 shares were designated as Series X convertible preferred stock (Series X Convertible Preferred Stock). There is no outstanding Series X Convertible Preferred Stock as of December 31, 2013. The Series A Redeemable Convertible Preferred Stock, the Series B Redeemable Convertible Preferred Stock and the Series C Redeemable Convertible Preferred Stock are collectively referred to as the Redeemable Convertible Preferred Stock.

Upon the closing of the IPO on March 25, 2014, all of the outstanding shares of the Company’s redeemable convertible preferred stock were converted into 12,115,183 shares of its common stock. As of June 30, 2014, the Company does not have any redeemable convertible preferred stock issued or outstanding.

Reserved for Future Issuance

As of June 30, 2014 and December 31, 2013 based on the authorized shares for each series, the Company has reserved the following shares of common stock for future issuance:

	June 30, 2014	December 31, 2013
Conversion of Series A Redeemable Convertible Preferred Stock	$—	$3,672,673
Conversion of Series B Redeemable Convertible Preferred Stock	—	2,253,157
Conversion of Series C Redeemable Convertible Preferred Stock	—	6,296,451
Options to purchase common stock	1,387,080	1,251,398
Shares available for future issuance	1,801,201	155,108

Total	$3,188,281	$13,628,787

8. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three and six months ended June 30, 2014 and 2013. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

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

The Company leases office equipment under a three year capital lease with payments commencing in February 2014.

At June 30, 2014, the Company’s future minimum payments required under these leases are as follows:

	Operating Lease	Capital Lease	Total

2014	$188,018	$2,100	$190,118
2015	382,872	4,200	387,072
2016	389,709	4,200	393,909
2017	—	350	350

Total	$960,599	10,850	$971,449

Less amount representing interest		(542)

Present value of minimum lease payments at June 30, 2014		$10,308

The Company contracts with various organizations to conduct research and development activities with remaining contract costs to the Company of approximately $8,157,441 and $4,477,081 at June 30, 2014 and December 31, 2013, respectively. The scope of the services under the research and development contracts can be modified and the contracts cancelled by either party upon written notice.

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

Any options or awards outstanding under the 2008 Plan, at the time of adoption of the 2014 Plan remain outstanding and effective. As of June 30, 2014, the total number of common shares that may be issued under all equity award plans is 3,188,281 and approximately 1,801,201 shares remain available for future grants.

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

During the first six months of 2014, the Company granted 179,689 stock options to employees, 47,525 stock options to a director and 56,000 shares of restricted stock to a former employee.

Compensation Expense Summary

The Company has recognized the following compensation cost related to share-based awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Research and development	$960,730	$18,234	$1,906,149	$39,462
General and administrative	483,214	33,167	1,982,659	68,331

Total	$1,443,944	$51,401	$3,888,808	$107,793

Compensation expense by type of award:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Stock options	$491,204	$7,319	$775,684	$20,625
Restricted stock	952,740	44,082	3,113,124	87,168

Total	$1,443,944	$51,401	$3,888,808	$107,793

Included in the compensation expense for the six months ended June 30, 2014, is approximately $1.0 million related to the modification of awards in connection with an employee separation agreement in the first quarter of 2014.

11. Employee Retirement Plan

During 2008, the Company established a retirement plan (the Plan) authorized by Section 401(k) of the Internal Revenue Code. In accordance with the Plan, all employees who have attained the age of 21 are eligible to participate in the Plan as of the first Entry Date, as defined, following their date of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary, and no contributions were made during the six months ended June 30, 2014 or 2013.

12. Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(7,618,327)	$(2,830,432)	$(17,315,438)	$(3,451,346)
Accretion on preferred stock	—	(49,265,010)	(86,899,555)	(50,113,135)
Loss on extinguishment of preferred stock	—	—	—	—

Net loss applicable to common stockholders	$(7,618,327)	$(52,095,442)	$(104,214,993)	$(53,564,481)

Denominator:
Weighted-average number of common shares – basic and diluted	19,652,056	504,868	10,987,692	490,472
Net loss per share applicable to common stockholders – basic and diluted	$(0.39)	$(103.19)	$(9.48)	$(109.21)

The amounts in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Preferred stock	—	11,765,966	—	11,765,966
Outstanding stock options	1,387,081	481,436	1,387,081	481,436
Unvested restricted stock	605,997	148,747	605,997	148,747

Total	1,993,078	12,396,149	1,993,078	12,396,149

13. Accumulated Other Comprehensive Loss

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss, net of tax:

	Unrealized Loss on Investments	Total

Balance at December 31, 2013	$—	$—

Other comprehensive loss before reclassifications	(8,216)	(8,216)

Net current-period other comprehensive loss	(8,216)	(8,216)

Balance at June 30, 2014	$(8,216)	$(8,216)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the prospectus that was filed with the SEC on March 21, 2014.

This report contains forward-looking statements that are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the PSLRA”) with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Forward-looking statements involve risks and uncertainties. In this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution our readers that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.

The following information, including all forward-looking statements, should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under Part II, Item 1A. Risk Factors.

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

Overview

We are a biopharmaceutical company focused on the development of novel proprietary therapeutics based on hypoxia inducible factor, or HIF, biology and the commercialization of these products for patients with kidney disease. HIF is the primary regulator of the production of red blood cells, or RBCs, in the body and potentially a novel mechanism of treating anemia. Our lead product candidate, AKB-6548, is being developed as a once-daily oral therapy that has successfully completed a Phase 2a proof of concept study demonstrating that AKB-6548 safely and predictably raised hemoglobin levels in patients with anemia secondary to chronic kidney disease, or CKD, not requiring dialysis.

Our preclinical candidate, AKB-6899, is a small molecule with minor structural differences from our lead compound AKB-6548. However, AKB-6899 has distinctive biochemical and physiological properties that may be beneficial for treatment of certain cancers. In several preclinical mouse models, AKB-6899 has been active in reducing tumor growth and development of metastases. Therefore, Investigational New Drug, or IND, enabling studies are being performed in the hope of bringing this compound into Phase 1 during the second half of 2015.

We are conducting a Phase 2b trial for AKB-6548 in patients with anemia secondary to CKD who are not dependent on dialysis, and we expect data to be available in the fourth quarter of 2014. If the results of our Phase 2b trial are positive, we would expect to initiate Phase 3 trials for anemia secondary to CKD in 2015 and would anticipate submitting an NDA for AKB-6548 in the United States by 2018 if the Phase 3 data are favorable. We have also initiated a development program for patients dependent on dialysis and will begin an efficacy study for AKB-6548 in dialysis patients with anemia, the second indication we will pursue.

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

In December 2011, we spun out our programs focused on the treatment of diabetic eye disease and inflammatory bowel disease into Aerpio which has since operated as a stand-alone company. We currently have administrative services agreements with Aerpio under which we obtain from, and provide to, Aerpio certain services including consulting services and use of premises.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $17.3 million and $3.5 million for the six months ended June 30, 2014 and 2013, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	continue our Phase 2b trial and prepare for a potential global Phase 3 development program of AKB-6548 for the treatment of anemia secondary to CKD;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	have our product candidates manufactured for clinical trials and for commercial sale;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	initiate additional preclinical, clinical or other studies for AKB-6548, AKB-6899 and other product candidates that we may develop or acquire;

•	seek to discover and develop additional product candidates;

•	acquire or in-license other commercial products, product candidates and technologies;

•	make royalty, milestone or other payments under any future in-license agreements;

•	maintain, protect and expand our intellectual property portfolio;

•	attract and retain skilled personnel; and

•	create additional infrastructure to support our operations as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have no manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party CROs to carry out our clinical development activities, and we do not yet have a sales organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

On March 6, 2014, we effected a 1.75-for-1 stock split of our outstanding common stock. Our historical share and per share information have been retroactively adjusted to give effect to this stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately increased and the respective exercise prices, if applicable, were proportionately reduced in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of our Series A Redeemable Convertible Preferred Stock, Series B Redeemable Convertible Preferred Stock and Series C Redeemable Convertible Preferred Stock were proportionately increased, and the respective conversion prices were proportionately reduced.

On March 25, 2014, we completed our IPO whereby we sold 6,762,000 shares of common stock, including 879,647 shares of common stock pursuant to the full exercise of an over-allotment option granted to the underwriters, at a price of $17.00 per share. The shares began trading on the Nasdaq Global Market on March 20, 2014. The aggregate net proceeds received by us from the offering were $104,364,560, net of underwriting discounts and commissions and estimated offering expenses. Upon the closing of the IPO, outstanding shares of convertible redeemable preferred stock converted into 12,115,183 shares of common stock. Additionally, we are now authorized to issue 175,000,000 shares of common stock and 25,000,000 shares of preferred stock.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	expenses incurred under agreements with the CROs and investigative sites that conduct our clinical studies;

•	the cost of acquiring, developing and manufacturing clinical study materials;

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and

•	costs associated with preclinical and clinical activities.

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

From inception through June 30, 2014, we have incurred $63.4 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of AKB-6548. Our current and planned research and development activities include the following:

•	We plan to complete a Phase 2b clinical study during 2014 to examine the safety and efficacy of AKB-6548 in patients with anemia secondary to CKD.

•	We plan to initiate a Phase 3 development program for AKB-6548 in 2015 for anemia secondary to CKD.

•	We expect to begin an efficacy study for AKB-6548 in dialysis patients with anemia, the second indication we will pursue.

•	We intend to conduct a Phase 2 clinical trial of AKB-6548 in idiopathic anemia of aging, or IAA.

•	We intend to file an IND and begin Phase 1 trials, for AKB-6899 and explore its use in oncology and ophthalmology.

Our direct research and development expenses consist principally of external costs, such as startup fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies, and costs related to acquiring and manufacturing clinical study materials.

We currently have one program to which our research and development costs are attributable. Historically, we have not accumulated and tracked our research and development costs or our personnel and personnel-related costs on a program-by-program basis. Our employee and infrastructure resources, and many of our costs, were directed to broadly applicable research endeavors. As a result, we are unable to specify precisely the historical costs incurred for each of our programs on a program-by-program basis.

General and Administrative Expenses

We obtain from, and provide to, Aerpio services under the terms of administrative services agreements between the two companies. See “Certain Relationships and Related Party Transactions.” General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance and human resource functions. Other general and administrative expenses include facility-related costs, fees for directors, accounting and legal services, recruiting fees and expenses associated with obtaining and maintaining patents.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates. We also anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with being a public company. Additionally, we anticipate an increase in payroll and related expenses if and when we prepare for commercial operations, especially in sales and marketing.

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include expenses for:

•	CROs in connection with clinical studies;

•	investigative sites in connection with clinical studies;

•	vendors in connection with preclinical development activities; and

•	vendors related to product manufacturing, development and distribution of clinical materials.

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

We estimate the fair value of our stock-based awards of options to purchase shares of common stock to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of the expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of a public market for the trading of our common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to our company, including stage of product development and life science industry focus. We are a company in a very early stage of product development with no revenue and the representative group of companies has certain similar characteristics. We believe the group selected has sufficient similar economic and industry characteristics, and includes companies that are most representative of our company. We performed a sensitivity analysis to determine the impact a 30% increase or decrease in the volatility rate would have on the fair value of each stock-based award, and determined that such a rate change would be immaterial to the calculation of stock-based compensation. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as we do not expect substantially different exercise or post-vesting termination behavior among our employee population. For options granted to non-employees, we utilize the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock, similar to our peer group. We estimate grant date fair value of restricted stock awards with corresponding promissory notes using the Black-Scholes option pricing model. Post IPO, the grant date fair value of restricted stock award grants without a promissory note and awards of common stock has been based on the estimated value of our common stock at the date of grant.

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

Stock-based compensation totaled approximately $1.4 million and $51,401 for the three months ended June 30, 2014 and 2013, respectively, and approximately $3.9 million and $107,793 for the six months ended June 30, 2014 and 2013, respectively.

We expect the impact of our stock-based compensation expense for stock options and restricted stock granted to employees and non-employees to grow in future periods due to the potential increases in the fair value of our common stock and the increase in the number of grants as a result of an increase in headcount.

Emerging Growth Company Status

The JOBS Act permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We chose to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)
	(In Thousands)

Revenue	$ —	$ —	$ —

Expenses:
Research and development	5,525	2,453	3,072
General and administrative	2,315	668	1,647

Total expenses	(7,840)	(3,121)	(4,719)

Loss from operations	(7,840)	(3,121)	(4,719)
Other income, net	222	291	(69)

Net loss	$(7,618)	$(2,830)	$(4,788)

Research and Development Expenses. Research and development expenses were $5.5 million for the three months ended June 30, 2014, compared to $2.5 million for the three months ended June 30, 2013, an increase of $3.1 million. The increase was primarily due to an increase in AKB-6548 clinical trial costs of approximately $1.0 million due to the initiation of our Phase 2b study in July 2013 and its continued enrollment, an increase of approximately $0.5 million in other non-clinical costs, increased patent costs of approximately $0.2 million, increased stock-based compensation costs of approximately $1.0 million and an increase of approximately $0.4 million in wage and personnel related costs.

General and Administrative Expenses. General and administrative expenses were $2.3 million for the three months ended June 30, 2014, compared to $0.7 million for the three months ended June 30, 2013. The increase of $1.6 million was primarily due to an increase in stock-based compensation expense of $0.5 million, increased professional fees of $0.1 million, increase in wage and personnel related costs of approximately $0.3 million, increase of approximately $0.2 million in insurance related costs, increase of approximately $0.1 million in both facility costs and public relations costs and an increase of approximately $0.3 million in other costs including recruiting fees, public company related fees and consulting fees.

Other Income, Net. Other income, net, was $0.2 million for the three months ended June 30, 2014, compared to $0.3 million for the three months ended June 30, 2013, a decrease of approximately $0.1 million. Other income, net for both the three months ended June 30, 2014 and the three months ended June 30, 2013, is primarily related to reimbursements from Aerpio for employee-related costs. Under the terms of the administrative services agreements entered into upon disposition of Aerpio in 2011, we and Aerpio obtain from, and provide to, each other certain services.

Comparison of the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)
	(In Thousands)

Revenue	$—	$—	$—

Expenses:
Research and development	11,683	4,351	7,332
General and administrative	6,066	1,347	4,719

Total expenses	(17,749)	(5,698)	(12,051)

Loss from operations	(17,749)	(5,698)	(12,051)
Other income, net	434	2,247	(1,813)

Net loss	$(17,315)	$(3,451)	$(13,864)

Research and Development Expenses. Research and development expenses were $11.7 million for the six months ended June 30, 2014, compared to $4.4 million for the six months ended June 30, 2013, an increase of $7.3 million. The increase was primarily due to an increase in AKB-6548 clinical trial costs of approximately $3.5 million due to the initiation of our Phase 2b study in July 2013 and its continued enrollment, an increase of approximately $0.4 million in other non-clinical costs, increased patent costs of approximately $0.6 million, increased wage and personnel related costs of $0.7 million and increased stock-based compensation costs of approximately $2.0 million.

General and Administrative Expenses. General and administrative expenses were $6.1 million for the six months ended June 30, 2014, compared to $1.3 million for the six months ended June 30, 2013. The increase of $4.8 million was primarily due to an increase in stock-based compensation expense of $2.0 million, increased professional fees of $0.6 million related to the IPO, increase in wage and personnel related costs of approximately $0.7 million, increase of approximately $0.5 million in consulting related costs, increase of approximately $0.2 million in insurance costs, increase of approximately $0.2 million in facility costs and approximately $0.3 million of severance related costs.

Other Income, Net. Other income, net, was $0.4 million for the six months ended June 30, 2014, compared to $2.2 million for the six months ended June 30, 2013, a decrease of approximately $1.8 million. Other income, net for the six months ended June 30, 2014 is primarily related to reimbursements from Aerpio for employee-related costs. Other income, net for the six months ended June 30, 2013 included $0.6 million in reimbursements from Aerpio for employee-related costs and a $2.4 million gain on the extinguishment of debt, partially offset by net interest expense of $0.8 million. The decrease in reimbursements from Aerpio for employee-related costs is principally the result of reduced time spent by our employees on Aerpio related activities. Under the terms of the administrative services agreements entered into upon disposition of Aerpio in 2011, we and Aerpio obtain from and provide to each other certain services.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of June 30, 2014, we had an accumulated deficit of $81.0 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally from the sale of common stock, preferred stock and convertible notes. As of June 30, 2014, we had cash and cash equivalents of approximately $95.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Investments, consisting principally of corporate and government debt securities and stated at fair value, are also available as a source of liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2014	2013
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(12,677)	$(3,487)
Investing activities	(17,717)	—
Financing activities	104,573	42,587

Net increase in cash and cash equivalents	$74,179	$39,100

Operating Activities. The net cash used in operating activities was $12.7 million for the six months ended June 30, 2014 and consisted primarily of a net loss of $17.3 million adjusted for non-cash items, including stock-based compensation expense of $3.9 million and a net increase in operating assets and liabilities of $0.7 million. The significant items in the change in operating assets and liabilities include increases in accounts payable and accrued expenses of $1.6 million, offset by a decrease in prepaid expenses, other current assets and other assets of $0.9 million. The increase in accounts payable and accrued expenses is driven by professional fees and other public company related costs incurred in connection with our IPO and the decrease in prepaid expenses, other current assets and other assets is primarily related to clinical trial costs related to the initiation of the Phase 2b study in July 2013.

The net cash used in operating activities was $3.5 million for the six months ended June 30, 2013, and consisted primarily of a net loss of $3.5 million adjusted for non-cash items including gain on extinguishment of debt of $2.4 million, amortization of debt issue costs of $0.8 million, and stock-based compensation of $0.1 million and a net increase in operating assets and liabilities of $1.5 million. The significant items in the change in operating assets and liabilities include an increases in accounts payable and accrued expenses of $1.3 million.

Investing Activities. Net cash used in investing activities consisted of purchases of property and equipment, purchases of investments, and proceeds from the maturity of marketable securities. Net cash used in investing activities for the six months ended June 30, 2014 was $17.7 million and was comprised primarily of purchases of investments of $24.3 million and purchases of equipment of $0.2 million, offset by proceeds from the maturities of short-term investments of $6.8 million. There was no cash provided by or used in investing activities for the six months ended June 30, 2013.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2014 was $104.6 million and consisted primarily of $115.0 million of proceeds from the issuance of common stock in connection with our IPO partially offset by IPO related costs of $10.4 million. Net cash provided by financing activities for the six months ended June 30, 2013 was $42.6 million and consisted primarily of $40.1 million of net proceeds from the issuance of Series C preferred stock and $2.5 million of net proceeds from the sale of shares of our Series X preferred stock.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all risks incident to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Following the closing of our IPO, we expect to incur additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

If and until we can generate a sufficient amount of revenue from our products, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•	the rate of progress, results and cost of completing our Phase 2b clinical trial of AKB-6548 and our operating costs incurred as we conduct these trials and through our end of Phase 2 meeting with the FDA, and equivalent meetings with the EMA and other regulatory authorities;

•	assuming positive results from our current Phase 2b trial, the scope, size, rate of progress, results and costs of initiating and completing our Phase 3 development program of AKB-6548;

•	assuming favorable clinical results, the cost, timing and outcome of our efforts to obtain marketing approval for AKB-6548 in the United States and in other jurisdictions, including to fund the preparation and filing of regulatory submissions for AKB-6548 with the FDA, the EMA and other regulatory authorities and the guidance provided by and decisions made by such regulatory authorities;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for AKB-6899 and any other product candidates that we may develop or acquire;

•	the timing of, and the costs involved in, obtaining regulatory approvals for AKB-6899 if clinical trials are successful, and the outcome of regulatory review of AKB-6899;

•	the cost and timing of future commercialization activities for our products, if any of our product candidates are approved for marketing, including product manufacturing, marketing, sales and distribution costs;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the cost of having our product candidates manufactured for clinical trials in preparation for regulatory approval and in preparation for commercialization;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, prosecuting patent applications, maintaining, defending and enforcing our intellectual property rights, including litigation costs, and the outcome of such litigation and decisions by the United States Patent and Trademark Office, or US PTO, and patent offices of other countries;

•	the efforts and activities of competitors and potential competitors;

•	the costs associated with legal compliance, including addressing changes in policies and laws adopted by the U.S. and governmental authorities of other countries;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the need to implement additional infrastructure and internal systems; and

•	the extent to which we acquire or in-license other products or technologies.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our prospectus that was filed with the SEC on March 21, 2014.

Off-Balance Sheet Arrangements

As of June 30, 2014 we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents and investments of $124.2 million and $32.6 million, respectively, primarily money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of June 30, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other

Item 1. Legal Proceedings

In July 2011, a third party filed an opposition to our issued European Patent No. 2044005, or the ’005 Patent. During the oral proceedings, which took place on April 10, 2013, the Opposition Division of the European Patent Office maintained the ’005 Patent on the basis of the third auxiliary request filed during the oral proceedings. This decision resulted in the maintenance of a claim directed to a compound chosen from a group of eight compounds, including AKB-6548, as well as claims to compositions and methods for treating various diseases, including, but not limited to, anemia. Both parties have appealed the decision of the Opposition Division and final resolution of the opposition proceedings will likely take a number of years. We cannot be assured of the breadth of the claims that will remain in the ’005 Patent or that the patent will not be revoked in its entirety.

In June 2013, the European Patent Office granted European Patent No. 1463823, or the ’823 patent, to FibroGen, Inc., or FibroGen. The ’823 patent claims, among other things, the use of a heterocyclic carboxamide compound selected from the group consisting of pyridine carboxamides, quinoline carboxamides, isoquinoline carboxamides, cinnoline carboxamides, and beta-carboline carboxamides that inhibits HIF-PH enzyme activity in the manufacture of a medicament for increasing endogenous EPO in the prevention, pretreatment or treatment of anemia. On December 5, 2013, we filed an opposition to the ’823 patent requesting that the ’823 patent be revoked in its entirety. While, for the reasons set forth in our opposition, we believe the ’823 patent should be revoked in its entirety, the ultimate outcome of the opposition remains uncertain. If the European Patent Office decides not to revoke the ’823 patent in its entirety, or only certain claims of the ’823 patent, and any surviving claims are determined to encompass our intended use of our lead product candidate, we may not be able to commercialize our lead product candidate in the European Union for its intended use, which could materially adversely affect our business, operating results and financial condition.

In August 2011, the Japanese Patent Office granted Japanese Patent No. 4804131, or the ’131 patent, to FibroGen. The ’131 patent claims, among other things, the use of certain heterocyclic carboxamides selected from the group consisting of pyridine carboxamides, quinoline carboxamides, and isoquinoline carboxamides to treat anemia, wherein the heterocyclic carboxamides also suppress HIF prolyl hydroxylase. On June 2, 2014, we filed an invalidity proceeding in the Japanese Patent Office challenging the validity of the ’131 patent and requesting that it be revoked in its entirety. While, for the reasons set forth in our Request For Trial filed in that proceeding, we believe the ’131 patent should be revoked in its entirety, the ultimate outcome of the invalidity proceeding remains uncertain. If the Japanese Patent Office decides not to revoke the ’131 patent in its entirety, or only certain claims of the ’131 patent, and any surviving claims are determined to encompass our intended use of our lead product candidate, we may not be able to commercialize our lead product candidate in Japan for its intended use, which could materially adversely affect our business, operating results and financial condition.

Item 1A. Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business Please reference our “Cautionary Note Regarding Forward-Looking Statements,” which identifies certain forward-looking statements contained in this report that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We have incurred net losses each year since our inception, including net losses of $17.3 million for the six months ended June 30, 2014, and $3.5 million for the six months ended June 30, 2013. As of June 30, 2014, we had an accumulated deficit of $81.0 million. To date, we have not commercialized any products or generated any revenue from the sale of products, and we do not expect to generate any product revenue in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through our IPO and private placements of our preferred stock. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our ability to obtain funding through equity or debt financings, strategic collaborations or grants. Our lead product candidate, AKB-6548, is currently in an ongoing Phase 2b clinical trial, and our other product candidate is in preclinical development. Therefore, we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market AKB-6548, our future revenue will depend upon the size of any markets in which AKB-6548 has received approval, our ability to achieve sufficient market acceptance, the availability and extent of reimbursement from third-party payors and other factors.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase significantly if and as we:

•	continue our Phase 2b trial and prepare for a Phase 3 development program of AKB-6548 for the treatment of anemia secondary to CKD;

•	seek regulatory approvals for our product candidates that successfully complete clinical studies;

•	have our product candidates manufactured for clinical trials and for commercial sale;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	initiate additional preclinical, clinical or other studies for AKB-6548, AKB-6899 and other product candidates that we may develop or acquire;

•	seek to discover and develop additional product candidates;

•	acquire or in-license other commercial products, product candidates and technologies;

•	make royalty, milestone or other payments under any future in-license agreements;

•	maintain, protect and expand our intellectual property portfolio;

•	attract and retain skilled personnel; and

•	create additional infrastructure to support our operations as a public company.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, if at all, we will be able to achieve profitability. If we are required by the United States Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities to perform studies in addition to or larger than those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates, our expenses could increase.

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

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could cause our shareholders to lose all or part of their investment.

We will require substantial additional financing. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

As of June 30, 2014, our cash and cash equivalents were $95.4 million. We believe that we will continue to expend substantial resources for the foreseeable future developing AKB-6548, AKB-6899 and any other product candidates that we may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the rate of progress of, results of and cost of completing our Phase 2b clinical trial of AKB-6548 and our operating costs incurred as we conduct these trials and through our end of Phase 2 meeting with the FDA, and equivalent meetings with the EMA and other regulatory authorities;

•	assuming AKB-6548 advances to Phase 3 clinical trials, the scope, size, rate of progress, results and costs of initiating and completing our Phase 3 development program of AKB-6548;

•	assuming favorable clinical results, the cost, timing and outcome of our efforts to obtain marketing approval for AKB-6548 in the United States, Europe and in other jurisdictions, including to fund the preparation and filing of regulatory submissions for AKB-6548 with the FDA, the EMA and other regulatory authorities;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for AKB-6899 and any other product candidates that we may develop or acquire;

•	the timing of, and the costs involved in, obtaining regulatory approvals for AKB-6899 if clinical trials are successful;

•	the cost and timing of future commercialization activities for our products, if any of our product candidates are approved for marketing, including product manufacturing, marketing, sales and distribution costs;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the cost of having our product candidates manufactured for clinical trials in preparation for regulatory approval and in preparation for commercialization;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing, and prosecuting patent applications, and maintaining, defending and enforcing our intellectual property rights, including litigation costs, and the outcome of such litigation; and

•	the extent to which we acquire or in-license other products or technologies.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and license, development and commercialization agreements with collaborators. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for AKB-6548, AKB-6899 or any other product candidates that we develop or acquire, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We commenced active operations in 2007, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. We currently have two product candidates, one of which is in preclinical development. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Only a small percentage of biopharmaceutical development programs ultimately result in commercial products or even product candidates and a number of events could delay our development efforts and negatively impact our ability to obtain regulatory approval for, and to manufacture, market and sell, a biopharmaceutical product. We have not yet demonstrated our ability to successfully complete later stage clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

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

We currently have only one product candidate, AKB-6548, in clinical development, and our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of that product candidate, which may never occur. We currently have no drug products for sale, generate no revenue from sales of any drugs, and may never be able to develop marketable drug products. AKB-6548, which is currently in an ongoing Phase 2b clinical trial, will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence its commercialization. Our other product candidate, AKB-6899, is in preclinical development. None of our product candidates has advanced into a pivotal study, and it may be years before any such study is initiated. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years. Of the large number of drugs in development in the United States, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize AKB-6548.

We are not permitted to market AKB-6548 in the United States until we receive approval of a New Drug Application, or NDA, from the FDA, or in any jurisdiction outside of the United States until we receive the requisite approval from such jurisdiction. As a condition to submitting an NDA to the FDA for AKB-6548 regarding its ability to treat patients with anemia secondary to CKD, we must complete our ongoing Phase 2b clinical trial, Phase 3 studies, and any additional non-clinical or clinical studies required by the FDA. AKB-6548 may not be successful in clinical trials or receive regulatory approval. Further, AKB-6548 may not receive regulatory approval even if it is successful in clinical trials. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process that typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, the safety concerns associated with injectable rESAs and the black box warnings in their prescribing information may affect the FDA’s review of the safety results of AKB-6548. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that AKB-6548 will never obtain regulatory approval. The FDA may delay, limit or deny approval of AKB-6548 for many reasons, including, among others:

•	we may not be able to demonstrate that AKB-6548 is safe and effective in treating anemia secondary to CKD to the satisfaction of the FDA;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

•	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the FDA may not approve the formulation, labeling or specifications we request for AKB-6548;

•	the FDA may approve AKB-6548 for use only in a small patient population;

•	the FDA may require that we conduct additional clinical trials;

•	the contract research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

•	we may fail to perform in accordance with the FDA’s good clinical practice, or GCP, requirements;

•	the FDA may disagree with our interpretation of data from our preclinical studies and clinical trials;

•	the FDA may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract;

   or

•	the policies or regulations of the FDA may significantly change in a manner that renders our clinical data insufficient for approval, or requiring that we amend or submit new clinical protocols.

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

As we have not completed our Phase 2b clinical trial, we have not obtained agreement with the FDA on the design of our Phase 3 development program. We plan to hold an end of Phase 2 meeting with the FDA if we successfully complete our Phase 2b clinical trial. If the FDA determines that the Phase 2b trial results do not support moving into a pivotal program, we would be required to conduct additional Phase 2 studies. Alternatively, the FDA could disagree with our proposed design of our Phase 3 development program and could suggest a larger number of subjects or a longer course of treatment than our current expectations. If the FDA takes such positions, the costs of our AKB-6548 development program could increase materially, and the potential market introduction of AKB-6548 could be delayed or we could risk not obtaining FDA approval even if the Phase 3 trials meet their primary endpoints. The FDA also may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will consider an NDA application.

We have not yet sought guidance for the regulatory path for AKB-6548 with the EMA or other regulatory authorities. We cannot predict what additional requirements may be imposed by these regulatory authorities or how such requirements might delay or increase costs for our planned Phase 3 development program. Because our business is almost entirely dependent upon the successful development, regulatory approval, and commercialization of AKB-6548, any such delay or increase in costs would have an adverse effect on our business.

We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our product candidates.

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends on the speed at which we can recruit patients to participate in testing our product candidates. Patients may be unwilling to participate in our clinical trials for AKB-6548 because of concerns from adverse events observed in injectable rESAs, other investigational agents and commercial products in CKD or for other reasons, including competitive clinical studies for similar patient populations. In addition, patients controlling their disease with injectable rESAs may be reluctant to participate in a clinical trial with an investigational drug. Finally, competition for clinical trial sites may limit our access to subjects appropriate for studies of AKB-6548. As a result, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our development of AKB-6548 or termination of the clinical studies altogether.

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

We currently expect to seek regulatory approval of AKB-6548 for the treatment of anemia secondary to CKD in major markets outside the United States, including the European Union. Our ability to successfully initiate, enroll and complete a clinical study in any country outside of the United States, should we attempt to do so, is subject to numerous risks unique to conducting business in international markets, including:

•	difficulty in establishing or managing relationships with qualified CROs, physicians and clinical trial sites;

•	different local standards for the conduct of clinical studies;

•	the potential burden of complying with a variety of laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatments; and

•	the acceptability of using data obtained from studies conducted in the United States with the EMA and other regulatory authorities.

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

We may experience delays in our ongoing Phase 2b clinical trial for AKB-6548 and we do not know whether any of our planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the drug product. In addition, if the FDA approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with current Good Manufacturing Practice, or cGMP, requirements and GCP requirements for any clinical trials that we conduct post-approval.

Post-approval discovery of previously unknown problems with an approved drug product, including adverse events of unanticipated severity or frequency or relating to manufacturing operations or processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the drug product, withdrawal of the drug product from the market, or drug product recalls;

•	fines, warning letters or clinical holds;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products;

•	a REMS program; and

•	injunctions or the imposition of civil or criminal penalties.

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

Risks Related to our Reliance on Third Parties

We rely on third parties to conduct preclinical and clinical studies for our product candidates. If they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, the FDA and equivalent regulatory authorities outside of the United States require compliance with regulations and standards, including GCP requirements, for designing, conducting, monitoring, recording, analyzing and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the rights, integrity and confidentiality of study subjects are protected. Although we rely on third parties to conduct our clinical trials, we are responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol in compliance with legal and regulatory requirements. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product that meets certain specifications and is manufactured under applicable cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We do not have any manufacturing facilities and do not expect to independently manufacture our product candidates for research and preclinical and clinical testing. We currently rely, and expect to rely, on third parties to manufacture and supply drug products for our AKB-6548 clinical trials, and we expect to continue to rely on third parties for the manufacture of clinical and commercial quantities of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

Many of these third parties may terminate their engagement with us at any time. We believe we have sufficient drug product to complete our ongoing Phase 2b trial of AKB-6548. On February 28, 2014, we entered into an agreement with Evonik Corporation, or Evonik, for the manufacturing of the drug substance for the Phase 3 development program of AKB-6548. If Evonik cannot perform as agreed, we may be required to find replacement manufacturers. We may incur significant delays and added costs in identifying, qualifying and contracting with any such replacement, as well as producing the drug substance. We do not currently have arrangements in place for the manufacture of finished drug product for the Phase 3 development program. Although we believe that there are several potential manufacturers who could manufacture our drug product, we may incur significant delays and added costs in identifying, qualifying, and contracting with any such manufacturer. In addition, we have to enter into technical transfer agreements and share our know-how with such third-party manufacturers, which can be time-consuming and may result in delays. These delays could result in a suspension of our clinical trials or, if AKB-6548 is approved and marketed, a failure to satisfy patient demand.

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

In addition, our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. Certain of these manufacturing facilities may be contractually prohibited from manufacturing our product candidates or products due to exclusivity provisions in agreements with our competitors. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

If we are unable to manufacture our product candidates in sufficient quantities and at sufficient yields, we may experience delays in product development, clinical trials, regulatory approval and commercial distribution.

Completion of our clinical trials and commercialization of our product candidates require access to facilities to manufacture our product candidates at sufficient yields and at clinical and commercial scale. We have limited experience manufacturing, or managing third parties in manufacturing, any of our product candidates in the volumes that will be necessary to support large-scale clinical trials or commercial sales. Efforts to establish these capabilities may not meet initial expectations as to scheduling, scale-up, reproducibility, yield, purity, cost, potency or quality.

Our reliance on contract manufacturers may adversely affect our operations or result in unforeseen delays or other problems beyond our control. Because of contractual restraints and the limited number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture our bulk drug substance and drug product on a commercial scale, replacement of a manufacturer may be expensive and time-consuming and may cause interruptions in the production of our product candidates. A third-party manufacturer may also encounter difficulties in production. These problems may include:

•	difficulties with production costs, scale-up and yields;

•	availability of raw materials and supplies;

•	quality control and assurance;

•	capacity constraints;

•	shortages of qualified personnel;

•	compliance with strictly enforced federal, state and international regulations that vary in each country where a product might be sold; and

•	lack of capital funding.

Any delay or interruption in our supply of product candidates or products could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be successful in establishing and maintaining strategic collaborations which could adversely affect our ability to develop and commercialize our product candidates, negatively impacting our operating results.

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

If we fail to establish and maintain strategic collaborations related to our product candidates, we will bear all of the risk and costs related to the development and commercialization of any such product candidate, and we may need to seek additional financing, hire additional employees and otherwise develop expertise. This could negatively affect the development of any such product candidate.

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

In July 2011, a third party filed an opposition to one of our issued European patents, European Patent No. 2044005, or the ’005 Patent. During the oral proceedings, which took place on April 10, 2013, the Opposition Division of the European Patent Office decided to maintain certain claims of the patent directed to a compound chosen from a group of eight compounds, including AKB-6548, as well as claims to compositions and methods for treating various diseases including, but not limited to anemia. Both parties have appealed the decision of the Opposition Division and final resolution of the opposition proceeding will likely take a number of years. We cannot be assured of the breadth of the claims that will remain in the ’005 Patent or that the patent will not be revoked in its entirety. If the European Patent Office decides to narrow the scope of the claims or revoke the ’005 Patent, we may not be able to establish a competitive advantage in the European Union in our market or successfully commercialize our lead product candidates in the European Union, which could materially adversely affect our business, operating results and financial condition.

Composition-of-matter patents on the active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any method of use. Method-of-use patents protect the use of a product for the specified method.

A method-of-use patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we require all of our employees to assign their inventions to us, and require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential or proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in the market, which could materially adversely affect our business, operating results and financial condition.

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

Third-party claims of intellectual property infringement may be costly and time consuming, and may delay or harm our drug discovery and development efforts. We are currently involved in an opposition proceeding involving a granted European patent of one of our potential competitors, as well as an invalidity proceeding involving a granted Japanese patent of one of our potential competitors.

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

Those patents, however, expire as of December 2014, absent extension, before we anticipate receiving regulatory approval for our product candidates. In addition, we are aware of subsequent U.S. patents issued to FibroGen directed to purportedly new methods of using such previously known heterocyclic carboxamide compounds for purposes of treating or affecting specified conditions. We do not believe these currently issued FibroGen U.S. patents conflict with our intellectual property rights; nor do we make any admission that any of such patents are valid or enforceable. Under U.S. law, a party may be able to patent a discovery of a new way to use a previously known compound, even if such compound itself is patented, provided the newly discovered use is novel and nonobvious. Such a method-of-use patent, however, if valid, only protects the use of a claimed compound for the specified methods claimed in the patent. This type of patent does not prevent persons from using the compound for any previously known use of the compound. Further, this type of patent does not prevent persons from making and marketing the compound for an indication that is outside the scope of the patented method. We are not aware of any valid U.S. patents issued to FibroGen that claim methods of using any of our product candidates for purposes of inhibiting hypoxia-inducible factor prolyl hydroxylases, or HIF-PHs, for the treatment of anemia secondary to CKD. In June 2013, the European Patent Office granted European Patent No. 1463823, or the ’823 patent, to FibroGen. The ’823 patent claims, among other things, the use of a heterocyclic carboxamide compound selected from the group consisting of pyridine carboxamides, quinoline carboxamides, isoquinoline carboxamides, cinnoline carboxamides, and beta-carboline carboxamides that inhibits HIF-PH enzyme activity in the manufacture of a medicament for increasing endogenous EPO in the prevention, pretreatment or treatment of anemia. On December 5, 2013, we filed an opposition to the ’823 patent requesting that the ’823 patent be revoked in its entirety. While, for the reasons set forth in our opposition, we believe the ’823 patent should be revoked in its entirety, the ultimate outcome of the opposition remains uncertain. If the European Patent Office decides not to revoke the ’823 patent in its entirety, or only certain claims of the ’823 patent, and any surviving claims are determined to encompass our intended use of our lead product candidate, we may not be able to commercialize our lead product candidate in the European Union for its intended use, which could materially adversely affect our business, operating results and financial condition.

FibroGen has filed patent applications related to the ’823 patent in the United States and in other countries, and some of these applications have since issued as patents outside of the U.S., such as Japanese Patent No. 4804131, or the ’131 patent. On June 2, 2014, we filed an invalidity proceeding in the Japanese Patent Office challenging the validity of the ’131 patent and requesting that is be revoked in its entirety. While, for the reasons set forth in our Request For Trial filed in that proceeding, we believe the ’131 patent should be revoked in its entirety, the ultimate outcome of the invalidity proceeding remains uncertain. FibroGen is also pursuing other patent applications in the United States and other countries, and some of these have issued as patents. To the extent any such patents issue or have been issued, we may initiate opposition or other legal proceedings with respect to those patents.

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

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize AKB-6548 or AKB-6899. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or our intended methods of use, including patient selection methods, the holders of any such patent may be able to block or impair our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. We may also elect to enter into a license in order to settle litigation or in order to resolve disputes prior to litigation. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. Should a license to a third-party patent become necessary, we cannot predict whether we would be able to obtain a license or, if a license were available, whether it would be available on commercially reasonable terms. If such a license is necessary and a license under the applicable patent is unavailable on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

We are currently involved in opposition and invalidity proceedings and may in the future be involved in lawsuits or administrative proceedings to protect or enforce our patents, which could be expensive, time consuming, and unsuccessful.

We are currently involved in two opposition proceedings in the European Patent Office and one invalidity proceeding in the Japanese patent office. These proceedings may be ongoing for a number of years and may involve substantial expense and diversion of employee resources from our business. For more information, see the other risk factors under “Risks Related to Intellectual Property.”

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

Periodic maintenance fees on any issued patent are due to be paid to the US PTO and foreign patent agencies in several stages over the lifetime of the patent. The US PTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment (such as annuities) and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

Even if we obtain marketing approval for AKB-6548, AKB-6899 or any other product candidates that we may develop or acquire in the future, these product candidates may not gain market acceptance among physicians, third-party payors, patients and others in the medical community. In addition, market acceptance of any approved products depends on a number of other factors, including:

•	the efficacy and safety of the product, as demonstrated in clinical trials;

•	the clinical indications for which the product is approved and the label approved by regulatory authorities for use with the product, including any warnings that may be required on the label;

•	acceptance by physicians and patients of the product as a safe and effective treatment and the willingness of the target patient population to try new therapies and of physicians to prescribe new therapies;

•	the cost, safety and efficacy of the product in relation to alternative treatments;

•	the availability of adequate coverage and reimbursement by third-party payors and government authorities;

•	the ability to contract with dialysis providers;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects;

•	the effectiveness of our sales and marketing efforts; and

•	the restrictions on the use of our products together with other medications, if any.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to and educate physicians regarding our products;

•	our inability to effectively manage a geographically dispersed sales and marketing team;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating a sales and marketing organization.

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

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability or the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.

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

If we obtain approval for any of our product candidates and begin commercializing them, our operations may be directly, or indirectly through our customers, subject to additional healthcare regulation and enforcement by the federal government and the states and governments outside of the United States in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

•	the federal physician sunshine requirements under PPACA, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.

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

If AKB-6548 is approved and launched commercially, competing drugs may include EPOGEN® and Aranesp® , commercialized by Amgen, Procrit® and Eprex® , commercialized by Johnson & Johnson, and Mircera® , commercialized by Roche Holding Ltd., or Roche, outside of the United States. We may face competition from potential new anemia therapies. There are several other HIF product candidates in various stages of active development for anemia indications that may be in direct competition with AKB-6548 if and when it is approved and launched commercially. These candidates are being developed by such companies as FibroGen, in partnership with AstraZeneca PLC in the United States and China and with Astellas Pharma Inc., in Europe and Asia. Japan Tobacco International, GlaxoSmithKline plc and Bayer HealthCare AG. FibroGen/Astellas Pharma Inc., in particular, is currently in Phase 3 clinical development of its product candidate, FG-4592 (roxadustat). Some of these product candidates may enter the market as early as 2017. In addition, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce rESA utilization and thus limit the market for AKB-6548 if and when it is approved and launched commercially.

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

Many of our potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. Large and established companies such as Amgen and Roche, among others, compete in the market for drug products to treat anemia. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting pre-clinical testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing products before, or more effectively than, we do. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. If we are not able to compete effectively against potential competitors, our business will not grow and our financial condition and operations will suffer.

Our products may cause undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.

Undesirable side effects caused by our products or even competing products in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. We are currently conducting a Phase 2b clinical trial for AKB-6548. Serious adverse events deemed to be caused by our product candidates could have a material adverse effect on the development of our product candidates and our business as a whole. The most common drug-related adverse events to date in the clinical trial evaluating the safety and tolerability of AKB-6548 have been gastro-intestinal disorders. Our understanding of the relationship between AKB-6548 and these events, as well as our understanding of adverse events in future clinical trials of other product candidates, may change as we gather more information, and additional unexpected adverse events may be observed.

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

We are highly dependent on certain members of our senior management. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

In addition, certain of our current employees also provide services to Aerpio Therapeutics, Inc., or Aerpio, a company we spun out in 2011, under a services agreement between Akebia and Aerpio. As a result, these employees devote some of their time to activities relating to Aerpio’s business. In addition, some of our employees who provide services to Aerpio may ultimately become full-time employees of Aerpio and we will be forced to hire additional personnel to replace them.

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

Our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to study participants or patients;

•	product recalls or withdrawals, or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	the inability to commercialize any product candidates that we may develop; and

•	a decline in our stock price.

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

From time to time, we may apply for contracts or grants from government agencies, non-profit entities and academic institutions. Such contracts or grants can be highly attractive because they provide capital to fund the on-going development of our product candidates without diluting our stockholders. However, there is often significant competition for these contracts or grants. Entities offering contracts or grants may have eligibility requirements that our competitors may be able to satisfy that we cannot. In addition, such entities may make arbitrary decisions as to whether to offer contracts or make grants, to whom the contracts or grants will be awarded and the size of the contracts or grants to each grantee. Even if we are able to satisfy the award requirements, there is no guarantee that we will be awarded the grant. Therefore, we may not be able to win any contracts or grants in a timely manner, if at all.

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

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board;

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and obtaining shareholder approval of any golden parachute payments not previously approved.

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

Our stock price has been and may continue to be volatile. Since our IPO in March 2014, the price of our common stock as reported on The NASDAQ Global Market has ranged from a low of $16.41 on April 9, 2014 to a high of $31.00 on June 20, 2014. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	results of clinical trials of our product candidates;

•	the timing of the release of results of our clinical trials;

•	results of clinical trials of our competitors’ product candidates;

•	safety issues with respect to our product candidates or products or our competitors’ product candidates or products;

•	regulatory actions with respect to our product candidates or products or our competitors’ product candidates or products;

•	decisions by the US PTO or patent authorities outside the United States;

•	actual or anticipated fluctuations in our financial condition and operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	sales of our common stock by us, our insiders or our other stockholders;

•	speculation in the press or investment community;

•	announcement or expectation of additional financing efforts;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities;

•	changes in market conditions for biopharmaceutical stocks; and

•	changes in general market and economic conditions.

In addition, the stock market has recently experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. As we operate in a single industry, we are especially vulnerable to the factors listed above to the extent that they affect our industry, markets or products. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of June 30, 2014, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 51% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the Board of Directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2014, we had 20,262,978 million shares of common stock outstanding. Approximately 62% of our outstanding shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold, subject to any applicable volume limitations under federal securities laws with respect to affiliate sales, in the near future. In addition, as of June 30, 2014 there were 1,387,080 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, lock-up agreements and Rules 144 and 701 under the Securities Act. Moreover, holders of an aggregate of 13,171,517 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If such holders, by exercising their registration rights, cause a large number of securities to be registered and sold into the public market, these sales could have an adverse effect on the market price for our common stock. We also registered all shares of common stock that we may issue under our employee benefit plans, including our 2014 Plan and therefore such shares can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions imposed on our affiliates under Rule 144.

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

Our Amended and Restated Certificate of Incorporation provides that, subject to limited exceptions, the state and federal courts located in the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our Amended and Restated Certificate of Incorporation or our Amended and Restated By-Laws or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Amended and Restated Certificate of Incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Amended and Restated Certificate of Incorporation inapplicable to, or unenforceable with respect to, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2014, we issued and sold an aggregate of 1,060 shares of common stock to certain employees for cash consideration in the aggregate amount of $911.60 upon the exercise of stock options. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.

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

There has been no material change in our planned use of the balance of the net proceeds from the offering described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. We invested the funds received in cash equivalents and other investments in accordance with our investment policy, and as of June 30, 2014, the remainder of the net proceeds is included in cash and cash equivalents and investments.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “Results of Operations and Financial Condition” of Form 8-K:

On August 11, 2014, Akebia announced its financial results for the quarter ended June 30, 2014 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

The information furnished in Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Item 6. Exhibits.

Exhibits

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

99.1	Press Release issued by Akebia Therapeutics, Inc. on August 11, 2014 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2014	By:	/s/ John P. Butler
John P. Butler
Chief Executive Officer and President

Date: August 11, 2014	By:	/s/ Jason A. Amello
Jason A. Amello
Senior Vice President, Chief Financial Officer and Treasurer