Form 10-Q
period 2014-09-30
Akebia Therapeutics, Inc.
filed 2014-11-10
CIK 1517022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-36352

AKEBIA THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8756903
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

245 First Street, Suite 1100, Cambridge, MA	02142
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, $0.00001 par value	20,340,805

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Forward-looking statements involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

the projected timing of (1) data from our recently completed Phase 2b study of AKB-6548 in non-dialysis patients with anemia related to chronic kidney disease (CKD), (2) commencement of a Phase 3 development program of AKB-6548, (3) submission of an NDA for AKB-6548 and (4) data from our Phase 2 clinical study of AKB-6548 in CKD patients undergoing dialysis;

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

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AKEBIA THERAPEUTICS, INC.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$49,668	$21,215
Available for sale securities	68,670	11,341
Accounts receivable	57	135
Prepaid expenses and other current assets	1,445	740
Total current assets	119,840	33,431
Property and equipment, net	205	30
Deferred offering costs	—	1,079
Other assets	125	125
Total assets	$120,170	$34,665

Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,032	$714
Accrued expenses	3,490	3,188
Total current liabilities	6,522	3,902
Other liabilities	34	8
Total liabilities	$6,556	$3,910
Redeemable convertible preferred stock; $0.00001 par value; 0 and 5,500,636 shares authorized at September 30, 2014 and December 31, 2013, respectively:
Series A redeemable convertible preferred stock; 0 and 734,538 shares issued and outstanding at September 30, 2014 and December 31, 2013; (Aggregate liquidation preference of $39,367 at December 31, 2013)	—	39,367
Series B redeemable convertible preferred stock; 0 and 1,287,525 shares issued and outstanding at September 30, 2014 and December 31, 2013; (Aggregate liquidation preference of $21,031 at December 31, 2013)	—	21,257
Series C redeemable convertible preferred stock; 0 and 3,302,885 shares issued and outstanding at September 30, 2014 and December 31, 2013; (Aggregate liquidation preference of $97,203 at December 31, 2013)	—	97,203
Total redeemable convertible preferred stock	$—	$157,827

Stockholders' equity (deficit):
Preferred stock $0.00001 par value, 25,000,000 and 0 shares authorized; 0 shares outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common stock: $0.00001 par value; 175,000,000 and 14,700,000 authorized at September 30, 2014 and December 31, 2013, respectively; 20,300,243 and 1,383,345 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	204,048	—
Treasury Stock, at cost, 2,553 shares	(79)	—
Accumulated other comprehensive loss	(52)	—
Accumulated deficit	(90,303)	(127,072)
Total stockholders' equity (deficit)	113,614	(127,072)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$120,170	$34,665

See accompanying notes to unaudited financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$6,648	$3,240	$18,330	$7,591
General and administrative	2,936	794	9,003	2,141
Total operating expenses	9,584	4,034	27,333	9,732
Operating loss	(9,584)	(4,034)	(27,333)	(9,732)
Other income (expense):
Interest income (expense), net	56	28	125	(723)
Extinguishment of debt and other liabilities	—	—	—	2,420
Reimbursements from Aerpio	180	238	544	816
Net loss	$(9,348)	$(3,768)	$(26,664)	$(7,219)

Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(9,348)	$(3,768)	$(26,664)	$(7,219)
Accretion on preferred stock	-	(2,748)	(86,899)	(52,862)
Net loss applicable to common stockholders	$(9,348)	$(6,516)	$(113,563)	$(60,081)
Net loss per share applicable to common stockholders—basic and diluted	$(0.47)	$(11.92)	$(8.16)	$(117.94)
Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	19,691,167	546,714	13,920,651	509,425

Comprehensive loss:
Net loss	$(9,348)	$(3,768)	$(26,664)	$(7,219)
Other comprehensive loss:
Unrealized loss on securities	(43)	—	(52)	—
Comprehensive loss	$(9,391)	$(3,768)	$(26,716)	$(7,219)

See accompanying notes to unaudited financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

See accompanying notes to unaudited financial statements.

	Nine months ended September 30,
	2014	2013
Operating activities:
Net loss	$(26,664)	$(7,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt and other liabilities	—	(2,420)
Depreciation expense	33	—
Amortization of debt issuance costs	—	4
Amortization of premium/discount on investments	124	752
Stock-based compensation expense	5,125	438
Changes in operating assets and liabilities:
Accounts receivable	78	(80)
Prepaid expenses and other current assets	(688)	(28)
Accounts payable and accrued expenses	3,683	2,129
Other liabilities	29	—
Net cash used in operating activities	(18,280)	(6,424)
Investing activities:
Purchase of equipment	(208)	(6)
Proceeds from maturities of available for sale securities	6,990	—
Purchases of available for sale securities	(64,497)	(13,154)
Net cash used in investing activities	(57,715)	(13,160)
Financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	42,546
Repurchase of treasury stock	(79)	—
Proceeds from issuance of common stock, net of issuance costs	104,293	—
Proceeds from receipt of payment on promissory notes issued in exchange for shares of common stock	237	—
Payments on capital lease obligations	(3)	—
Net cash provided by financing activities	104,448	42,546
Increase in cash and cash equivalents	28,453	22,962
Cash and cash equivalents at beginning of period	21,215	1,641
Cash and cash equivalents at end of period	$49,668	$24,603

Non-cash financing activities:
Accretion of preferred stock to redemption value	$86,899	$52,862
Unpaid initial public offering issuance costs	$15,000	$—
Reclassification of 2012 Series X preferred stock from debt to preferred stock	$—	$2,486
Conversion of 2012 Series X preferred stock into Series C preferred stock	$—	$4,944

Akebia Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

September 30, 2014

1. Nature of Organization and Operations

Akebia Therapeutics, Inc. (Akebia, or the Company) is a biopharmaceutical company focused on delivering innovative therapies to patients with kidney disease through the biology of hypoxia inducible factor (HIF). HIF is the primary regulator of the production of red blood cells in the body and a potentially novel mechanism of treating anemia. The Company’s lead product candidate, AKB-6548, is being developed as a once-daily, oral therapy that has successfully completed a Phase 2b study demonstrating that AKB-6548 can safely and predictably raise hemoglobin levels in non-dialysis patients with anemia related to chronic kidney disease (CKD).

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

The Company is subject to a number of risks including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, the development of new technological innovations by competitors, the need to successfully commercialize and gain market acceptance of any of the Company’s products that are approved and the ability to protect its proprietary technology. If the Company does not successfully commercialize any of its products, it will be unable to generate product revenue or achieve profitability.

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

2. Summary of Significant Accounting Policies

Initial Public Offering

On March 25, 2014, the Company completed its initial public offering (IPO) whereby the Company sold 6,762,000 shares of common stock including 879,647 shares of common stock pursuant to the full exercise of an over-allotment option granted to the underwriters in connection with the offering at a price of $17.00 per share. The shares began trading on the Nasdaq Global Market on March 20, 2014. The aggregate net proceeds received by the Company from the offering were $104,364,560, net of underwriting discounts and commissions and estimated offering expenses payable by the Company. Upon the closing of the IPO, all outstanding shares of convertible redeemable preferred stock converted into 12,115,183 shares of common stock. Additionally, the Company is now authorized to issue 175,000,000 shares of common stock and 25,000,000 shares of undesignated preferred stock.

Our preferred stock is redeemable at the greater of fair value or the original issuance price.  We recorded $86,899,555 of accretion on the preferred stock in the period from January 1, 2014 through the date of the closing of our IPO which represents the difference in the carrying value at December 31 , 2013 and the fair value of the preferred stock just prior to conversion into common stock.

Basis of Presentation

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with U.S. GAAP and are stated in U.S. Dollars. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2014 and 2013.

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

In June 2014, the FASB issued ASU No. 2014-10, which eliminates the concept of a development stage entity, or DSE, in its entirety from GAAP. Under existing guidance, DSEs are required to report incremental information, including inception-to-date financial information, in their financial statements. A DSE is an entity devoting substantially all of its efforts to establishing a new business and for which either planned principal operations have not yet commenced or have commenced but there has been no significant revenues generated from that business. Entities classified as DSEs will no longer be subject to these incremental reporting requirements after adopting ASU No. 02014-10. ASU No. 2014-10 is effective for fiscal years beginning after December 15, 2014, with early adoption permitted. Retrospective application is required for the elimination of incremental DSE disclosure. Prior to the issuance of ASU No. 2014-10, the Company had met the definition of a DSE since its inception. The Company elected to adopt this ASU early and, therefore, it has eliminated the incremental disclosures previously required of DSEs, starting with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-36352), which was filed with the SEC on August 11, 2014.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: stock-based compensation expense, fair value of common stock and preferred stock and the Company’s other equity instruments (in periods prior to the IPO), accrued expenses, prepaid expenses and income taxes.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available for sale securities with original maturities of three months or less at the time of purchase. At September 30, 2014, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available-for-sale which are included in current assets as they are intended to fund current operations. The Company carries available-for-sale securities at fair value, with temporary unrealized gains and losses, reported in accumulated other comprehensive income, a component of stockholders’ equity (deficit). The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income (expense), net” within the Condensed Statements of Operations and Comprehensive Loss. We also include in net investment income, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method, and includes interest and dividends on securities in interest income.

Research and Development

Costs incurred in connection with research and development activities are expensed as incurred. Research and development expenses consist of (i) employee-related expenses, including salaries, benefits, travel and stock-based compensation expense; (ii) external research and development expenses incurred under arrangements with third parties, such as contract research organizations, investigational sites and consultants; (iii) the cost of acquiring, developing and manufacturing clinical study materials; (iv) facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities; and (v) costs associated with preclinical and clinical activities and regulatory operations.

The Company enters into consulting, research and other agreements with commercial firms, researchers, universities and others for the provision of goods and services. Under such agreements, the Company may pay for services on an hourly, monthly, quarterly, project or other basis. Such arrangements are generally cancellable upon reasonable notice and payment of costs incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided to us by the Company’s clinical sites and vendors. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on behalf of the Company.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of September 30, 2014 and December 31, 2013, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

Items measured at fair value on a recurring basis include short-term investments (see Note 5). The carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term maturities. The rate implicit within the Company’s capital lease obligation approximates market interest rates.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash, investments and accounts receivable are the only financial instruments that potentially subject the Company to concentrations of credit risk. At September 30, 2014 and December 31, 2013, all of the Company’s cash was deposited in accounts at two principal financial institutions. The Company maintains its cash with high quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Assets under capital lease are included in property and equipment. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Such costs are periodically reviewed for recoverability when impairment indicators are present. Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence. Recorded values of asset groups of equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).

The following is the summary of property and equipment and related accumulated depreciation as of September 30, 2014 and December 31, 2013.

		September 30,	December 31,
	Useful Life	2014	2013
Computer equipment and software	3	$82,916	$19,732
Furniture and fixtures	5	117,657	—
Equipment	7	6,195	—
Leasehold improvements	Shorter of the useful life or remaining lease term (3 years)	20,777	—
Office equipment under capital lease	3	11,916	11,916
		239,461	31,648
Less accumulated depreciation		(34,567)	(1,282)
Net property and equipment		$204,894	$30,366

Depreciation expense, including expense associated with assets under capital leases, was $13,193 and $26 for the three months ended September 30, 2014 and 2013, respectively and $33,285 and $26 for the nine months ended September 30, 2014 and 2013, respectively.

3. Distribution of Aerpio Therapeutics, Inc.

On December 22, 2011, the Company assigned certain assets and liabilities to a wholly-owned subsidiary, Aerpio Therapeutics, Inc. (Aerpio), which has since operated as an independent, stand-alone company and is no longer a wholly-owned subsidiary. The assigned assets and liabilities included all of the Company’s fixed assets, the Company’s Tie2 activator program, AKB-9778, for diabetic macular edema, the HIF-1 stabilizer program, AKB-4924, for inflammatory bowel disease and contracts, intellectual property, current assets and current liabilities associated with these programs. The Aerpio shares were then distributed to the Company’s shareholders as a distribution on the basis of one share of Aerpio Series A Preferred Stock for every 35 shares of Akebia Series A Preferred Stock owned, one share of Aerpio Series A Preferred Stock for every 100 shares of Akebia Series B Preferred Stock owned, and one share of Aerpio Common Stock for every 175 shares of Akebia Common Stock owned.

 Under the terms of administrative services agreements, the Company and Aerpio obtain from and provide to each other certain services beginning in 2012, and as outlined below. These agreements are cancellable upon mutual agreement or a sale of either company.

Below is a summary of the activities included in the statements of operations and comprehensive loss:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Activity	Financial Statement Caption	2014	2013	2014	2013
Reimbursement from Aerpio for Akebia employee costs	Reimbursements from Aerpio	$180,132	$238,107	$544,471	$815,704
Facility-related charges from Aerpio	General and administrative Operating expenses	$10,914	$2,601	$58,250	$186,518

Below is a summary of the receivables and payables included in the balance sheets related to Aerpio:

	Financial	September 30,	December 31,
Activity	Statement Caption	2014	2013
Amounts receivable from Aerpio	Accounts receivables	$57,245	$135,339
Amounts payable to Aerpio	Accounts payable	$7,656	$62,735

4. Available for sale securities

Available for sale securities at September 30, 2014 and December 31, 2013 consist of the following:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
September 30, 2014
Cash and cash equivalents:
Cash and money market account	$49,667,984	—	—	$49,667,984
Total cash and cash equivalents	$49,667,984	$—	$—	$49,667,984
Available for sale securities:
Certificates of deposit	$10,014,977	—	—	$10,014,977
U.S. Government debt securities	31,741,636	3,299	(25,976)	31,718,959
Commercial paper	4,997,360	—	—	4,997,360
Corporate debt securities	21,967,553	—	(28,580)	21,938,973
Total available for sale securities	$68,721,526	$3,299	$(54,556)	$68,670,269
Total cash, cash equivalents, and available for sale securities	$118,389,510	$3,299	$(54,556)	$118,338,253

The estimated fair value of the Company’s available for sale securities balance at September 30, 2014, by contractual maturity, is as follows:

Due in one year or less	$27,333,292
Due after one year	41,336,977
Total available for sale securities	$68,670,269

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
December 31, 2013
Cash and cash equivalents:
Cash and money market account	$21,215,228	$—	$—	$21,215,228
Total cash and cash equivalents	$21,215,228	$—	$—	$21,215,228
Available for sale securities:
Certificates of deposit	$1,330,132	$—	$—	$1,330,132
U.S. Government debt securities	7,506,951	2,418	—	7,509,369
Corporate debt securities	2,501,686	54	—	2,501,740
Total available for sale securities	$11,338,769	$2,472	$—	$11,341,241
Total cash, cash equivalents, and available for sale securities	$32,553,997	$2,472	$—	$32,556,469

5. Fair Value of Financial Instruments

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

Assets measured or disclosed at fair value on a recurring basis as of September 30, 2014 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$49,667,984	$—	$—	$49,667,984
Certificates of deposit	—	10,014,977	—	$10,014,977
U.S. Government debt securities	—	31,718,959	—	$31,718,959
Commercial paper	—	4,997,360	—	$4,997,360
Corporate debt securities	—	21,938,973	—	$21,938,973
	$49,667,984	$68,670,269	$—	$118,338,253

The Company’s corporate debt securities are all investment grade.

Assets measured or disclosed at fair value on a recurring basis as of December 31, 2013 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$21,215,228	$—	$—	$21,215,228
Certificates of deposit	—	1,330,132	—	1,330,132
U.S. Government debt securities	—	7,509,369	—	7,509,369
Corporate debt securities	—	2,501,740	—	2,501,740
	$21,215,228	$11,341,241	$—	$32,556,469

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2014 and December 31, 2013.

Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would result in material changes in the fair value of investments.

6. Accrued Expenses

Accrued expenses are as follows:

	September 30,	December 31,
	2014	2013
Professional fees	$1,887,471	$2,452,067
Accrued bonus	626,342	439,435
Accrued vacation	179,219	109,921
Accrued severance	180,214	—
Accrued payroll	313,641	—
Other	303,400	186,338
Total accrued expenses	$3,490,287	$3,187,761

In February 2014, the Company entered into a separation agreement with an employee primarily as a result of the transition to the Company’s Cambridge, Massachusetts location. During the first quarter of 2014, the Company recorded severance expense in the amount of $323,685, which was recorded to general and administrative expense. During the first nine months of 2014, approximately $189,000 was paid out of the severance accrual. At September 30, 2014, $133,532 remained in accrued expenses in relation to the unpaid severance costs, which will be paid out through February 2015.

In August 2014, the Company entered into a separation agreement with an employee, which became effective on August 13, 2014. The Company will record the expense and liability associated with the separation agreement ratably over the period from August 5, 2014 through December 31, 2015 because the severance payments are subject to continued service and forfeiture until December 31, 2015. During the third quarter of 2014, the Company recorded severance expense in the amount of $46,682, which was recorded to research and development expense and will be paid out beginning January 2015 through December 2015.

7. Stockholders’ Equity

As of September 30, 2014, the authorized capital stock of the Company included 175,000,000 shares of common stock, par value $0.00001 per share and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share.

On March 6, 2014, the Company effected a 1.75-for-1 stock split of its outstanding common stock. Unless otherwise indicated, all share data and per share amounts in these financial statements have been retroactively adjusted to reflect the stock split, as well as any stock splits that occurred in periods prior to March 6, 2014.

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

Upon the closing of the IPO on March 25, 2014, all of the outstanding shares of the Company’s redeemable convertible preferred stock were converted into 12,115,183 shares of its common stock. As of September 30, 2014, the Company does not have any redeemable convertible preferred stock issued or outstanding.

Reserved for Future Issuance

As of September 30, 2014 and December 31, 2013 based on the authorized shares for each series, the Company has reserved the following shares of common stock for future issuance:

	September 30,	December 31,
	2014	2013
Conversion of Series A Redeemable Convertible Preferred Stock	—	3,672,673
Conversion of Series B Redeemable Convertible Preferred Stock	—	2,253,157
Conversion of Series C Redeemable Convertible Preferred Stock	—	6,296,451
Options to purchase common stock	1,596,538	1,251,398
Shares available for future issuance	1,555,254	155,108
Total	3,151,792	13,628,787

8. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three and nine months ended September 30, 2014 and 2013. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

9. Commitments and Contingencies

In December 2013, the Company entered into a three-year lease for 6,837 square feet of office space in Cambridge, Massachusetts. The lease has monthly lease payments of approximately $31,000 for the first twelve months, with annual rent escalation thereafter, and provides a rent abatement of approximately $31,000 for the first full calendar month of the lease term. The lease term commenced and rental payments began in January 2014. The Company has recorded a deferred lease obligation in 2014 which represents the cumulative difference between actual facility lease payments and lease expense recognized ratably over the lease period, which is included in other liabilities. In accordance with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $125,345, naming the landlord as beneficiary. The Company did not have rent expense associated with this lease in 2013.

The Company leases office equipment under a three year capital lease with payments commencing in February 2014.

At September 30, 2014, the Company’s future minimum payments required under these leases are as follows:

	Operating	Capital
	Lease	Lease	Total
2014	$94,009	$1,050	$95,059
2015	382,872	4,200	387,072
2016	389,709	4,200	$393,909
2017	—	350	350
Total	$866,590	9,800	$876,390
Less amount representing interest		(467)
Present value of minimum lease payments at September 30, 2014		$9,333

The Company contracts with various organizations to conduct research and development activities with remaining contract costs to the Company of approximately $6,628,384 and $4,477,081 at September 30, 2014 and December 31, 2013, respectively. The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances the contracts may be cancelled by the third party upon written notice.

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

Any options or awards outstanding under the 2008 Plan at the time of adoption of the 2014 Plan remain outstanding and effective. As of September 30, 2014, the total number of common shares that may be issued under all equity award plans is 3,151,792 and approximately 1,555,254 shares remain available for future grants.

During the first nine months of 2014, the Company granted 398,189 stock options to employees, 77,525 stock options to a director and 56,000 shares of restricted stock to a former employee.

Stock Options

The options granted to directors and non-employees vest over periods of between 12 and 48 months. For employees with less than one year’s worth of service, options vest in installments of (i) 25% at the one year anniversary and (ii) in either 36 equal monthly or 12 equal quarterly installments beginning in the thirteenth month after the initial Vesting Commencement Date (as defined) or grant date, subject to the employee’s continuous service with the Company. Options granted to other employees vest in 48 equal monthly installments after the initial Vesting Commencement Date (as defined) or grant date, subject to the employee’s continuous service with the Company. Options generally expire ten years after the date of grant.

Restricted Stock

On December 23, 2013, the Company issued 450,224 shares of restricted stock to employees and 79,067 shares of restricted stock to non-employees at a grant date fair value of $7.42 per share. The awards of restricted stock contain a performance condition wherein vesting is contingent upon the Company’s consummation of a liquidity event, as defined, prior to the fifth anniversary of the date of grant. Certain of the awards of restricted stock have a requisite service period that was complete upon grant. The remainder of the awards of restricted stock have a requisite service period of four years whereby the award vests 25% on the one year anniversary of the Vesting Commencement Date (as defined), then ratably on the first day of each calendar quarter for 12 quarters, subject to continuous service by the individual and achievement of the performance target. Due to the nature of the performance condition, recognition of compensation cost had been deferred until the occurrence of a liquidity event, as defined.  The liquidity event occurred upon the closing of the IPO on March 25, 2014.

Compensation Expense Summary

The Company has recognized the following compensation cost related to share-based awards:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Research and development	$582,900	$24,222	$2,489,049	$63,684
General and administrative	651,856	306,037	2,634,515	374,368
Total	$1,234,756	$330,259	$5,123,564	$438,052

Compensation expense by type of award:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock options	$554,031	$17,542	$1,329,715	$38,167
Restricted stock	680,725	312,717	3,793,849	399,885
Total	$1,234,756	$330,259	$5,123,564	$438,052

Included in the compensation expense for the nine months ended September 30, 2014, is approximately $1.0 million related to the modification of awards in connection with an employee separation agreement in the first quarter of 2014.

11. Employee Retirement Plan

During 2008, the Company established a retirement plan (the Plan) authorized by Section 401(k) of the Internal Revenue Code. In accordance with the Plan, all employees who have attained the age of 21 are eligible to participate in the Plan as of the first Entry Date, as defined, following their date of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary, and no contributions were made during the nine months ended September 30, 2014 or 2013.

12. Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(9,348,391)	$(3,767,890)	$(26,663,829)	$(7,219,236)
Accretion on preferred stock	—	(2,748,232)	(86,899,555)	(52,861,367)
Net loss applicable to common stockholders	$(9,348,391)	$(6,516,122)	$(113,563,384)	$(60,080,603)

Denominator:
Weighted-average number of common shares – basic and diluted	19,691,167	546,714	13,920,651	509,425
Net loss per share applicable to common stockholders – basic and diluted	$(0.47)	$(11.92)	$(8.16)	$(117.94)

The amounts in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Preferred stock	—	11,882,768	—	11,882,768
Outstanding stock options	1,596,538	1,229,594	1,596,538	1,229,594
Unvested restricted stock	563,810	110,521	563,810	110,521
Total	2,160,348	13,222,883	2,160,348	13,222,883

13. Accumulated Other Comprehensive Loss

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss, net of tax:

	Unrealized Loss on
	Investments	Total
Balance at December 31, 2013	$—	$—
Other comprehensive loss before reclassifications	(51,257)	(51,257)
Net current-period other comprehensive loss	(51,257)	(51,257)
Balance at September 30, 2014	$(51,257)	$(51,257)

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

Overview

We are a biopharmaceutical company focused on delivering innovative therapies to patients with kidney disease through the biology of hypoxia inducible factor, or HIF. HIF is the primary regulator of the production of red blood cells, or RBCs, in the body and potentially a novel mechanism of treating anemia. Our lead product candidate, AKB-6548, is being developed as a once-daily, oral therapy that has successfully completed a Phase 2b study demonstrating that AKB-6548 can safely and predictably raise hemoglobin levels in non-dialysis patients with anemia related to chronic kidney disease, or CKD.

On October 27, 2014, we announced positive top-line results from our Phase 2b study of AKB-6548 in non-dialysis patients with anemia related to CKD, and we expect complete efficacy and safety data to be presented in the first half of 2015.  We expect to initiate Phase 3 studies for anemia secondary to CKD in 2015 and would anticipate submitting an NDA for AKB-6548 in the United States by 2018, if the Phase 3 data are favorable. We have also initiated Phase 2 clinical development for AKB-6548 for the treatment of anemia in patients undergoing dialysis, the second indication we will pursue. The results from that study are expected in the third quarter of 2015. We will also enter into discussions with European regulatory authorities in the first quarter of 2015, with the goal of potentially also submitting European marketing application(s).  Also in the third quarter of 2014, we completed a thorough QT (TQT) study, demonstrating that AKB-6548 does not have an adverse effect on cardiac repolarization or conduction (i.e., negative TQT study).

Our preclinical candidate, AKB-6899, is a small molecule with minor structural differences from our lead compound AKB-6548. However, AKB-6899 has distinctive biochemical and physiological properties that may be beneficial for treatment of certain cancers. In several preclinical mouse models, AKB-6899 has been active in reducing tumor growth and development of metastases. Therefore, Investigational New Drug, or IND, enabling studies are being performed with the goal of filing an IND and having it approved by the U.S. Food and Drug Administration (FDA) in 2015.

We own global rights to our HIF-based product candidates, including AKB-6548. If approved by regulatory authorities, we plan to commercialize AKB-6548 in the United States ourselves and intend to seek one or more collaborators to commercialize the product candidate in additional markets.

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

In December 2011, we distributed our programs focused on the treatment of diabetic eye disease and inflammatory bowel disease into Aerpio, which has since operated as a stand-alone company. We currently have administrative services agreements with Aerpio under which we obtain from, and provide to, Aerpio certain services including consulting services and use of premises.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $26.7 million and $7.2 million for the nine months ended September 30, 2014 and 2013, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and increased operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	continue our clinical development for AKB-6548 for the treatment of anemia in patients undergoing dialysis;
•	prepare for a potential global Phase 3 development program of AKB-6548 for the treatment of anemia secondary to CKD;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•	have our product candidates manufactured for clinical trials and for commercial sale;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	continue preclinical and clinical development for AKB-6899;
•	initiate additional preclinical, clinical or other studies for additional indications for AKB-6548, AKB-6899 and other product candidates that we may develop or acquire;
•	seek to discover and develop additional product candidates;
•	acquire or in-license other commercial products, product candidates and technologies;
•	make royalty, milestone or other payments under any future in-license agreements;
•	maintain, protect and expand our intellectual property portfolio;
•	attract and retain skilled personnel; and
•	create additional infrastructure to support our operations as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have no manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party clinical research organizations, or CROs, to carry out our clinical development activities, and we do not yet have a sales organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

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

The duration, costs and timing of clinical studies and development of our product candidates will depend on a variety of factors, including:

•	the rate of progress of, results of and cost of completing our Phase 2 clinical development for AKB-6548 for the treatment of anemia in patients undergoing dialysis;
•	assuming AKB-6548 advances to Phase 3, the scope, size, rate of progress, results and costs of initiating and completing our Phase 3 development program of AKB-6548;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical studies for AKB-6899 and any other product candidates that we may develop or acquire;
•	the cost of having our product candidates manufactured for clinical trials;
•	difficulties or delays in enrolling patients in our clinical trials;
•	unanticipated changes to laws or regulations applicable to our clinical trials; and
•	the timing of, and the costs involved in, obtaining regulatory approvals for AKB-6548 and any other product candidates, if clinical trials are successful.

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

From inception through September 30, 2014, we have incurred $70.1 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of AKB-6548 and AKB-6899. Our current and planned research and development activities include the following:

•

We have completed a Phase 2b study during 2014 to examine the safety and efficacy of AKB-6548 in non-dialysis patients with anemia related to CKD, and we will prepare the data for presentation in 2015 at a scientific meeting.

•	We plan to initiate a Phase 3 development program for AKB-6548 in 2015 for anemia secondary to CKD in patients not on dialysis.

•

We have begun Phase 2 clinical development for AKB-6548 for the treatment of anemia in patients undergoing dialysis, the second indication we will pursue. The results from that study are expected in the third quarter of 2015.

•	We intend to conduct a Phase 2 clinical study of AKB-6548 in idiopathic anemia of aging, or IAA.
•	We intend to file an IND and begin Phase 1 studies for AKB-6899.

Our direct research and development expenses consist principally of external costs, such as startup fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies, and costs related to acquiring and manufacturing clinical study materials.

We currently have two programs to which our research and development costs are attributable. Historically, we have not accumulated and tracked our research and development costs or our personnel and personnel-related costs on a program-by-program basis. Our employee and infrastructure resources, and many of our costs, were directed to broadly applicable research endeavors. As a result, we are unable to specify precisely the historical costs incurred for each of our programs on a program-by-program basis.

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

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. The scope of services under these contracts can be modified and some of the agreements may be cancelled by either party upon written notice. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical study milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly.

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

In September 2011, certain of our employees purchased shares of our restricted stock in exchange for promissory notes. Although these notes are 50% recourse to the employees, we have accounted for the promissory notes as nonrecourse in their entirety since the promissory notes are not aligned with a corresponding percentage of the underlying shares. Accordingly, we have accounted for the combination of the promissory note and restricted stock as a grant of an option, as the substance is similar to the grant of an option. The exercise price of this stock option is the principal and interest due on the promissory note. The fair value of the stock option is recognized over the requisite service period (not the term of the promissory note) through a charge to compensation cost. The maturity date of the promissory notes reflects the legal term of the stock option for purposes of valuing the award.  The outstanding principal and interest on the promissory notes was paid in full during the third quarter of 2014.

Stock-based compensation totaled approximately $1.2 million and $330,000 for the three months ended September 30, 2014 and 2013, respectively, and approximately $5.1 million and $438,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

	Three Months Ended
	September 30,		Increase
	2014	2013	(Decrease)
	(In Thousands)
Expenses:
Research and development	$6,648	$3,240	$3,408
General and administrative	2,936	794	2,142
Total expenses	9,584	4,034	5,550
Loss from operations	(9,584)	(4,034)	5,550
Other income, net	236	266	(30)
Net loss	$(9,348)	$(3,768)	$(5,580)

Research and Development Expenses. Research and development expenses were $6.6 million for the three months ended September 30, 2014, compared to $3.2 million for the three months ended September 30, 2013, an increase of $3.4 million. The increase was primarily due to an increase in costs related to AKB-6548, including, costs of approximately $1.2 million related to Phase 2 clinical development of AKB-6548, $0.5 million for the manufacture of drug substance and drug product and $0.4 million in other clinical costs.  Research and development expenses were further increased by $0.1 million of patent costs, $0.4 million of stock compensation costs, $0.5 million of wage and personnel-related costs due to increased headcount, as well as $0.3 million of drug development costs for AKB-6899.

General and Administrative Expenses. General and administrative expenses were $2.9 million for the three months ended September 30, 2014, compared to $0.8 million for the three months ended September 30, 2013. The increase of $2.1 million was primarily due to the following expense increases: $0.5 million of stock-based compensation, $0.2 million of professional fees, $0.5 million of wage and personnel-related costs due to increased headcount, $0.2 million of insurance related costs, $0.1 million of facility costs and an increase of approximately $0.3 million in commercial planning costs.

Other Income, Net. Other income, net, was $0.2 million for the three months ended September 30, 2014, compared to $0.3 million for the three months ended September 30, 2013. Other income, net for both the three months ended September 30, 2014 and the three months ended September 30, 2013, is primarily related to reimbursements from Aerpio for employee-related costs. Under the terms of the administrative services agreements entered into upon disposition of Aerpio in 2011, we and Aerpio obtain from, and provide to, each other certain services.

Comparison of the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended
	September 30,		Increase
	2014	2013	(Decrease)
	(In Thousands)
Expenses:
Research and development	$18,330	$7,591	$10,739
General and administrative	9,003	2,141	6,862
Total expenses	27,333	9,732	17,601
Loss from operations	(27,333)	(9,732)	17,601
Other income, net	669	2,513	(1,844)
Net loss	$(26,664)	$(7,219)	$(19,445)

Research and Development Expenses. Research and development expenses were $18.3 million for the nine months ended September 30, 2014, compared to $7.6 million for the nine months ended September 30, 2013, an increase of $10.7 million. The increase was primarily due to an increase in costs related to AKB-6548, including, Phase 2b study costs of approximately $1.6 million due to ongoing enrollment through April 2014, $1.6 million related to Phase 2 clinical development of AKB-6548 and $2.7 million related to a thorough QT (TQT) study and other clinical and non-clinical costs as well as costs for manufacturing drug substance and drug product.  Research and development expenses were further increased by $0.7 million of patent costs, $1.2 million of wage and personnel-related costs due to increased headcount, $2.3 million of stock-based compensation costs and approximately $0.3 million of drug development costs for AKB-6899.

General and Administrative Expenses. General and administrative expenses were $9.0 million for the nine months ended September 30, 2014, compared to $2.1 million for the nine months ended September 30, 2013. The increase of $6.9 million was primarily due to the following expense increases: $2.4 million of stock-based compensation expense, $0.7 million of professional fees related to the IPO, $1.2 million of wage and personnel-related costs due to increased headcount, $0.4 million of consulting-related costs, $0.4 million of insurance costs, $0.3 million of facility costs, $0.4 million of commercial planning costs, $0.4 million of severance related costs and $0.3 million in other costs including recruiting fees and public company-related fees.

Other Income, Net. Other income, net, was $0.7 million for the nine months ended September 30, 2014, compared to $2.5 million for the nine months ended September 30, 2013, a decrease of approximately $1.8 million. Other income, net for the nine months ended September 30, 2014, is primarily related to reimbursements from Aerpio for employee-related costs of approximately $0.5 million and interest income of approximately $0.1 million. Other income, net for the nine months ended September 30, 2013 included $0.8 million in reimbursements from Aerpio for employee-related costs and a $2.4 million gain on the extinguishment of debt, partially offset by net interest expense of $0.8 million. The decrease in reimbursements from Aerpio for employee-related costs is principally the result of reduced time spent by our employees on Aerpio related activities. Under the terms of the administrative services agreements entered into upon disposition of Aerpio in 2011, we and Aerpio obtain from and provide to each other certain services.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of September 30, 2014, we had an accumulated deficit of $90.3 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally from the sale of common stock, preferred stock and convertible notes. As of September 30, 2014, we had cash and cash equivalents of approximately $49.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities of $68.6 million, consisting principally of corporate and government debt securities and stated at fair value, are also available as a source of liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended
	September 30,
	2014	2013
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(18,280)	$(6,424)
Investing activities	(57,715)	(13,160)
Financing activities	104,448	42,546
Net increase in cash and cash equivalents	$28,453	$22,962

Operating Activities. The net cash used in operating activities was $18.3 million for the nine months ended September 30, 2014 and consisted primarily of a net loss of $26.7 million adjusted for non-cash items, including stock-based compensation expense of $5.1 million and a net increase in operating assets and liabilities of $3.1 million. The significant items in the change in operating assets and liabilities include increases in accounts payable and accrued expenses of $3.7 million, offset by an increase in prepaid expenses, other current assets and other assets of $0.6 million. The increase in accounts payable and accrued expenses is primarily driven by clinical, non-clinical and TQT study costs associated with AKB-6548 as well as wage and personnel-related costs due to increased headcount. The increase in prepaid expenses, other current assets and other assets is primarily related to directors and officers insurance.

The net cash used in operating activities was $6.4 million for the nine months ended September 30, 2013, and consisted primarily of a net loss of $7.2 million adjusted for non-cash items including gain on extinguishment of debt of $2.4 million, amortization of debt issue costs and premium/discount on available for sale securities of $0.8 million, and stock-based compensation of $0.4 million and a net increase in operating assets and liabilities of $2.0 million.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2014 was $57.7 million and was comprised primarily of purchases of available for sale securities of $64.5 million and purchases of equipment of $0.2 million, offset by proceeds from the maturities of available for sale securities of $7.0 million. The net cash used in investing activities for the nine months ended September 30, 2013 consisted primarily of purchases of available for sale securities.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2014 was $104.4 million and consisted primarily of $104.3 million of net proceeds from the issuance of common stock in connection with our IPO and $0.2 million of proceeds from the receipt of payment on promissory notes issued in exchange for shares of common stock. Net cash provided by financing activities for the nine months ended September 30, 2013 was $42.6 million and consisted primarily of $40.1 million of net proceeds from the issuance of Series C preferred stock and $2.5 million of net proceeds from the sale of shares of our Series X preferred stock.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all risks incident to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect to incur additional costs associated with operating as a public company also, we anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•	the rate of progress of, results of and cost of completing Phase 2 clinical development for AKB-6548 for the treatment of anemia in patients undergoing dialysis;
•	other costs for additional clinical studies to support marketing approval;
•	our operating costs incurred through our end of Phase 2 meeting with the FDA, and equivalent meetings with the EMA and other regulatory authorities;
•	assuming AKB-6548 advances to Phase 3 clinical studies, the scope, size, rate of progress, results and costs of initiating and completing our Phase 3 development program of AKB-6548;
•

assuming favorable Phase 3 clinical results, the cost, timing and outcome of our efforts to obtain marketing approval for AKB-6548 in the United States and in other jurisdictions, including to fund the preparation and filing of regulatory submissions for AKB-6548 with the FDA, the EMA and other regulatory authorities and the guidance provided by and decisions made by such regulatory authorities;

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical studies for AKB-6899 and any other product candidates that we may develop or acquire
•	the timing of, and the costs involved in, obtaining regulatory approvals for AKB-6899 if clinical studies are successful, and the outcome of regulatory review of AKB-6899;
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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our prospectus that was filed with the SEC on March 21, 2014

Off-Balance Sheet Arrangements

As of September 30, 2014 we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents and investments of $118.3 million and $32.6 million, respectively, primarily money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of September 30, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses each year since our inception, including net losses of $26.7 million for the nine months ended September 30, 2014, and $7.2 million for the nine months ended September 30, 2013. As of September 30, 2014, we had an accumulated deficit of $90.3 million. To date, we have not commercialized any products or generated any revenue from the sale of products, and we do not expect to generate any product revenue in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through our IPO and private placements of our preferred stock. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our ability to obtain funding through equity or debt financings, strategic collaborations or grants. Our lead product candidate, AKB-6548, has recently completed a Phase 2b study, and our other product candidate is in preclinical development. Therefore, we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market AKB-6548, our future revenue will depend upon the size of any markets in which AKB-6548 has received approval, our ability to achieve sufficient market acceptance, the availability and extent of reimbursement from third-party payors and other factors.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase significantly if and as we:

•

continue our Phase 2 clinical development of AKB-6548 for the treatment of anemia in patients undergoing dialysis and prepare for a Phase 3 development program of AKB-6548 for the treatment of anemia secondary to CKD in patients not on dialysis;

•	seek regulatory approvals for our product candidates that successfully complete clinical studies;
•	have our product candidates manufactured for clinical trials and for commercial sale;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	initiate additional preclinical, clinical or other studies for additional indications for AKB-6548, AKB-6899 and other product candidates that we may develop or acquire;
•	seek to discover and develop additional product candidates;
•	acquire or in-license other commercial products, product candidates and technologies;
•	make royalty, milestone or other payments under any future in-license agreements;
•	maintain, protect and expand our intellectual property portfolio;
•	attract and retain skilled personnel; and
•	create additional infrastructure to support our operations as a public company.

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

As of September 30, 2014, our cash and cash equivalents and available for sale securities were $118.3 million. We believe that we will continue to expend substantial resources for the foreseeable future developing AKB-6548, AKB-6899 and any other product candidates that we may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the rate of progress of, results of and cost of completing Phase 2 clinical development of AKB-6548 for the treatment of anemia in patients undergoing dialysis;
•	our operating costs incurred through our end of Phase 2 meeting with the FDA, and equivalent meetings with the EMA and other regulatory authorities;
•	assuming AKB-6548 advances to Phase 3 clinical studies, the scope, size, rate of progress, results and costs of initiating and completing our Phase 3 development program of AKB-6548;
•

assuming favorable Phase 3 clinical results, the cost, timing and outcome of our efforts to obtain marketing approval for AKB-6548 in the United States, Europe and in other jurisdictions, including to fund the preparation and filing of regulatory submissions for AKB-6548 with the FDA, the EMA and other regulatory authorities;

•

the scope, progress, results and costs of additional preclinical, clinical, or other studies for additional indications for AKB-6548, AKB-6899 and other product candidates that we may develop or acquire ;

•	the timing of, and the costs involved in, obtaining regulatory approvals for AKB-6899 if clinical studies are successful;
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
•

the costs involved in preparing, filing, and prosecuting patent applications and maintaining, defending and enforcing our intellectual property rights, including litigation costs, and the outcome of such litigation; and

•	the extent to which we acquire or in-license other products or technologies.

Based on our current operating plan, and absent any future financings or strategic partnerships, we believe that the net proceeds we received from our IPO, and our existing cash and cash equivalents and available for sale securities, will be sufficient to fund our projected operating expenses and capital expenditure requirements through the first half of 2016. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for AKB-6548, AKB-6899 or any other product candidates that we develop or acquire, or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

In addition, as a relatively young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to expand our capabilities to support commercial activities. We may not be successful in adding such capabilities.

Risks Related to our Business and the Clinical Development, Regulatory Review and Approval of AKB-6548 and AKB-6899

We depend heavily on the success of one product candidate, AKB-6548, which just completed a Phase 2b study. Even if we obtain favorable clinical results in our Phase 3 studies, we may not be able to obtain regulatory approval for, or successfully commercialize, AKB-6548.

We currently have only one product candidate, AKB-6548, in clinical development, and our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of that product candidate, which may never occur. We currently have no drug products for sale, generate no revenue from sales of any drugs, and may never be able to develop marketable drug products. AKB-6548, which has completed a Phase 2b study, will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence its commercialization. Our other product candidate, AKB-6899, is in preclinical development. None of our product candidates has advanced into a pivotal study, and it may be years before any such study is initiated. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years. Of the large number of drugs in development in the United States, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize AKB-6548.

We are not permitted to market AKB-6548 in the United States until we receive approval of a New Drug Application, or NDA, from the FDA, or in any jurisdiction outside of the United States until we receive the requisite approval from such jurisdiction. As a condition to submitting an NDA to the FDA for AKB-6548 regarding its ability to treat patients with anemia secondary to CKD, we must complete Phase 3 studies and any additional non-clinical or clinical studies required by the FDA. AKB-6548 may not be successful in clinical trials or receive regulatory approval. Further, AKB-6548 may not receive regulatory approval even if it is successful in clinical trials. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process that typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, the safety concerns associated with injectable rESAs and the black box warnings in their prescribing information may affect the FDA’s review of the safety results of AKB-6548. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that AKB-6548 will never obtain regulatory approval. The FDA may delay, limit or deny approval of AKB-6548 for many reasons, including, among others:

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
•

the FDA may disagree with inclusion of patients from certain regions outside the United States to support the NDA for potential reasons such as differences in clinical practice from United States standards;

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

Although we have recently completed our Phase 2b study, we have not obtained agreement with the FDA on the design of our Phase 3 development program. We plan to hold an end of Phase 2 meeting with the FDA and if the FDA determines that the Phase 2b study results do not support moving into a pivotal program, we would be required to conduct additional Phase 2 studies. Alternatively, the FDA could disagree with the proposed design of our Phase 3 development program and could suggest a larger number of subjects or a longer course of treatment than our current expectations. If the FDA takes such positions, the costs of our AKB-6548 development program could increase materially, and the potential market introduction of AKB-6548 could be delayed or we could risk not obtaining FDA approval even if the Phase 3 trials meet their primary endpoints. The FDA also may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will consider an NDA application.

We have not yet received guidance on the regulatory path for AKB-6548 from the EMA or other regulatory authorities. We cannot predict what additional requirements may be imposed by these regulatory authorities or how such requirements might delay or increase costs for our planned Phase 3 development program. Because our business is almost entirely dependent upon the successful development, regulatory approval, and commercialization of AKB-6548, any such delay or increase in costs would have an adverse effect on our business.

We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our product candidates.

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends on the speed at which we can recruit patients to participate in testing our product candidates. Patients may be unwilling to participate in our clinical studies for AKB-6548 because of concerns from adverse events observed in injectable rESAs, other investigational agents and commercial products in CKD or for other reasons, including competitive clinical studies for similar patient populations. In addition, patients controlling their disease with injectable rESAs may be reluctant to participate in a clinical trial with an investigational drug. Finally, competition for clinical trial sites may limit our access to subjects appropriate for studies of AKB-6548. As a result, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our development of AKB-6548 or termination of the clinical studies altogether.

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

Clinical drug development is a lengthy and expensive process with an uncertain outcome, and positive results from the clinical studies of AKB-6548 thus far are not necessarily predictive of the results of any future clinical trials of AKB-6548. If we cannot replicate the positive results observed to date in our Phase 3 clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize AKB-6548.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies may not be predictive of similar results in humans during clinical trials, and successful results from early or small clinical trials may not be replicated in later and larger clinical trials. For example, our encouraging preclinical and clinical results for AKB-6548 thus far do not ensure that the results of any future clinical trials will demonstrate similar results. Our planned Phase 3 development program will enroll a larger number of subjects and will treat subjects for longer periods than our prior trials, which will result in a greater likelihood that adverse events may be observed. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early stage development, and we may face similar setbacks. If the results of our ongoing or future clinical trials for AKB-6548 are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are safety concerns or adverse events, we may be prevented from or delayed in obtaining marketing approval for AKB-6548.

We may experience delays in our ongoing Phase 2 clinical development for AKB-6548 for the treatment of anemia in patients undergoing dialysis and we do not know whether any of our planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all.

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

We rely on third-party CROs and other third parties to assist in managing, monitoring and otherwise carrying out our ongoing Phase 2 development of AKB-6548 for the treatment of anemia in patients undergoing dialysis. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators to conduct our clinical trials in the future, including our Phase 3 development program for AKB-6548. We compete with many other companies for the resources of these third parties. The third parties on whom we rely may terminate their engagements with us, and having to enter into alternative arrangements would delay development and commercialization of our product candidates.

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

We do not have any manufacturing facilities and do not expect to independently manufacture our product candidates for research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties to manufacture and supply drug products for our AKB-6548 clinical trials, and we expect to rely on third parties for the manufacture of clinical and commercial quantities of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

Also, these third parties may terminate their engagement with us. We believe we have sufficient drug product to complete our ongoing Phase 2 study of AKB-6548. On February 28, 2014, we entered into an agreement with Evonik Corporation, or Evonik, for the manufacturing of the drug substance for the Phase 3 development program of AKB-6548. If Evonik cannot perform as agreed or terminates their engagement with us, we may be required to find replacement manufacturers. We may incur significant delays and added costs in identifying, qualifying and contracting with any such replacement, as well as producing the drug substance. Also if we choose to engage a second source for the production of drug substance, we may incur addition costs. We also have arrangements in place for the manufacture of finished drug product for the Phase 3 development program. Although we believe that there are several other manufacturers who also could manufacture our drug product if our current drug product manufacturer cannot perform as agreed or terminates their engagement with us, we may incur significant delays and added costs in identifying, qualifying, and contracting with another manufacturer. In addition, we have to enter into technical transfer agreements and share our know-how with such third-party manufacturers, which can be time-consuming and may result in delays. These delays could result in a suspension of our clinical trials or, if AKB-6548 is approved and marketed, a failure to satisfy patient demand.

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

In July 2011, a third party filed an opposition to one of our issued European patents, European Patent No. 2044005, or the ’005 Patent. During the oral proceedings, which took place on April 10, 2013, the Opposition Division of the European Patent Office decided to maintain certain claims of the patent directed to a compound chosen from a group of eight compounds, including AKB-6548, as well as claims to compositions and methods for treating various diseases including, but not limited to, anemia. Both parties have appealed the decision of the Opposition Division and final resolution of the opposition proceeding will likely take a number of years. We cannot be assured of the breadth of the claims that will remain in the ’005 Patent or that the patent will not be revoked in its entirety. If the European Patent Office decides to narrow the scope of the claims or revoke the ’005 Patent, we may not be able to establish a competitive advantage in the European Union in our market or successfully commercialize our lead product candidates in the European Union, which could materially adversely affect our business, operating results and financial condition.

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

While our product candidates are in preclinical studies and clinical trials, we believe that the use of our product candidates in these preclinical studies and clinical trials in the United States falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e), which provides that it shall not be an act of infringement to make, use, offer to sell, or sell within the United States or import into the United States a patented invention solely for uses reasonably related to the development and submission of information to the FDA. As our product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. We attempt to ensure that our product candidates and the methods we employ to manufacture them, as well as the methods for their use which we intend to promote, do not infringe other parties’ patents and other proprietary rights. There can be no assurance they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.

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

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, consequently, the breadth of intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other countries. Competitors may use our technologies in countries where we have not obtained patent protection to develop their own products and, further, may infringe our patents in territories where we have patent protection, but enforcement is not as strong as in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Even if we obtain marketing approval for AKB-6548, AKB-6899 or any other product candidates that we may develop or acquire in the future, these product candidates may not gain market acceptance among physicians, third-party payors, patients and others in the medical community. In addition, market acceptance of any approved products depends on a number of other factors, including:

•	the efficacy and safety of the product, as demonstrated in clinical trials;
•	the clinical indications for which the product is approved and the product label approved by regulatory authorities, including any warnings that may be required on the label;
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

In addition, if AKB-6548 is used in an outpatient dialysis facility, such facilities often receive fixed reimbursement for all dialysis services furnished to patients with end-stage renal disease, or ESRD. For example, Medicare payments to ESRD facilities for such services are based on a prospective payment system known as the basic case-mix adjusted composite payment system. These payments cover a bundle of items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs such as our product candidates. Patient and provider access to adequate coverage and reimbursement by government and private insurance plans is central to the acceptance of any products for which we receive regulatory approval. We may be unable to sell AKB-6548, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment or if our costs of production increase faster than increases in reimbursement levels.

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

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability or method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.

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

•

the federal physician “sunshine” requirements under PPACA, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

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

If AKB-6548 is approved and launched commercially, competing drugs may include EPOGEN® and Aranesp®, commercialized by Amgen, Procrit® and Eprex®, commercialized by Johnson & Johnson, and Mircera®, commercialized by Roche Holding Ltd., or

Roche, outside of the United States. We may face competition from potential new anemia therapies. There are several other HIF product candidates in various stages of active development for anemia indications that may be in direct competition with AKB-6548 if and when they are approved and launched commercially. These candidates are being developed by such companies as FibroGen, in partnership with AstraZeneca PLC in the United States and China and with Astellas Pharma Inc., in Europe and Asia, Japan Tobacco International, GlaxoSmithKline plc and Bayer HealthCare AG. FibroGen/Astellas Pharma Inc., in particular, is currently in Phase 3 clinical development of its product candidate, FG-4592 (roxadustat). Some of these product candidates may enter the market as early as 2017. In addition, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce rESA utilization and thus limit the market for AKB-6548 if and when it is approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia, like sotatercept® from Acceleron Pharma Inc, that may impact the market for anemia-targeted treatment.

Since rESAs are biologic products, the introduction of biosimilars into the rESA market in the United States will constitute additional competition for AKB-6548 if we are able to obtain approval for and commercially launch our product. A biosimilar product is a follow-on version of an existing, branded biologic product. The patents for the existing, branded product must expire in a given market before biosimilars may enter that market without risk of being sued for patent infringement. In addition, an application for a biosimilar product cannot be approved by the FDA until 12 years after the existing, branded product was approved under a Biologics License Application, or BLA. The patents for epoetin alfa, a version of rESA, expired in 2004 in the European Union, and the remaining patents have expired or will expire between 2012 and 2015 in the United States. Several biosimilar versions of rESAs are available for sale in the European Union and biosimilar versions of rESAs are currently being studied in clinical trials in the United States.

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

Undesirable side effects caused by our products or even competing products in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. We recently completed a Phase 2b study of AKB-6548 in non-dialysis patients with anemia related to CKD. Serious adverse events deemed to be possibly or probably related to AKB-6548 could have a material adverse effect on the development of our product candidates and our business as a whole. The incidence of most common treatment emergent adverse events in the Phase 2b study were well balanced overall between the AKB-6548 and placebo treatment groups.  There was a higher incidence of serious adverse events (SAEs) reported in the AKB-6548 treatment group, the most common being renal-related. Our understanding of adverse events in future clinical trials of other product candidates may change as we gather more information, and additional unexpected adverse events may be observed in future clinical trials.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate (1) FDA regulations, including those laws that require the reporting of true, complete and accurate information to the FDA, (2) quality standards, including Good Laboratory Practices (GLP), Good Clinical Practices (GCP) and Good Manufacturing Practices (GMP) (3) federal and state healthcare fraud and abuse laws and regulations or (4) laws that require the reporting of true and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from the use of hazardous materials by our employees or consultants, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

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

Risks Related to our Common Stock

We are treated as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any September 30 before that time or if we have total annual gross revenue of $1 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $75 million as of September 30 in any given year, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Our stock price has been volatile, and as a result our stockholders could incur substantial losses.

Our stock price has been and may continue to be volatile. Since our IPO in March 2014, the price of our common stock as reported on The NASDAQ Global Market has ranged from a low of $10.27 on November 6, 2014 to a high of $31.00 on June 20, 2014. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

Our executive officers, directors and principal stockholders, together with their respective affiliates collectively control a majority of our common stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the Board of Directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2014, we issued and sold an aggregate of 39,043 shares of common stock to certain employees for cash consideration in the aggregate amount of $34,211 upon the exercise of stock options. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.

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

There has been no material change in our planned use of the balance of the net proceeds from the offering described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. We invested the funds received in cash equivalents and other investments in accordance with our investment policy, and as of September 30, 2014, the remainder of the net proceeds is included in cash and cash equivalents and available for sale securities.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “Results of Operations and Financial Condition” of Form 8-K:

On November 10, 2014, Akebia announced its financial results for the quarter ended September 30, 2014 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

The information furnished in Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Item 6. Exhibits.

Exhibits

10.1	Separation Agreement dated August 5, 2014 between Akebia Therapeutics, Inc. and Robert Shalwitz, M.D.

10.2	Consulting Agreement dated August 5, 2014 between Akebia Therapeutics, Inc. and Robert Shalwitz, M.D.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

99.1	Press Release issued by Akebia Therapeutics, Inc. on October 10, 2014 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: November 10, 2014	By:	/s/ John P. Butler
John P. Butler
Chief Executive Officer and President

Date: November 10, 2014	By:	/s/ Jason A. Amello
Jason A. Amello
Senior Vice President, Chief Financial Officer and Treasurer