Form 10-Q
period 2015-03-31
Akebia Therapeutics, Inc.
filed 2015-05-11
CIK 1517022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common Stock, $0.00001 par value	28,837,260

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, or PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Forward-looking statements involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

the projected timing of (1) meetings with United States and European regulatory authorities,  (2) commencement of a Phase 3 development program of AKB-6548 in non-dialysis patients with anemia related to chronic kidney disease, (3) submission of an NDA for AKB-6548 and (4) data from our Phase 2 clinical study of AKB-6548 in CKD patients undergoing dialysis, (5) commencement of a Phase 3 development program in dialysis-dependent patients with anemia, (6) filing an Investigational New Drug application with the U.S. Food and Drug Administration and (7) completion of preclinical proof-of-concept studies of AKB-6899 in ophthalmology;

•	our development plans with respect to AKB-6548 and AKB-6899;
•	the timing or likelihood of regulatory filings and approvals, including any required post-marketing testing or any labeling and other restrictions;
•	our plans to commercialize AKB-6548, if it is approved;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our competitive position;
•	our intellectual property position;
•	developments and projections relating to our competitors and our industry;
•	our estimates regarding expense, future revenue, capital requirements and needs for additional financing; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

NOTE REGARDING STOCK SPLIT

Unless otherwise indicated, all information in these condensed consolidated financial statements gives retrospective effect to the 1.75-for-1 stock split of the Company’s common stock (the Stock Split) that was effected on March 6, 2014, as well as any other stock-splits in historical periods.

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$27,887	$32,780
Available for sale securities	72,446	76,138
Accounts receivable	74	48
Prepaid expenses and other current assets	2,288	1,514
Total current assets	102,695	110,480
Property and equipment, net	404	210
Deferred offering costs	55	—
Other assets	305	305
Total assets	$103,459	$110,995
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,329	$2,021
Accrued expenses	4,512	4,864
Total current liabilities	8,841	6,885
Other liabilities	9	32
Total liabilities	$8,850	$6,917
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized at March 31, 2015 and December 31, 2014; 0 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock: $0.00001 par value; 175,000,000 shares authorized at March 31, 2015 and December 31, 2014; 20,473,624 and 20,370,624 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	206,146	204,969
Treasury stock, at cost, 8,463 shares	(161)	(162)
Accumulated other comprehensive loss	(8)	(56)
Accumulated deficit	(111,368)	(100,673)
Total stockholders' equity	94,609	104,078
Total liabilities and stockholders' equity	$103,459	$110,995

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended
	March 31, 2015	March 31, 2014
Operating expenses:
Research and development	$7,505	$6,158
General and administrative	3,391	3,751
Total operating expenses	10,896	9,909
Operating loss	(10,896)	(9,909)
Other income (expense):
Interest income (expense), net	96	19
Reimbursements from Aerpio	105	193
Net loss	$(10,695)	$(9,697)
Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(10,695)	$(9,697)
Accretion on preferred stock	—	(86,900)
Net loss applicable to common stockholders	$(10,695)	$(96,597)
Net loss per share applicable to common stockholders—basic and diluted	$(0.53)	$(43.37)
Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	20,030,129	2,227,058
Comprehensive loss:
Net loss	$(10,695)	$(9,697)
Other comprehensive loss:
Unrealized loss on securities	(8)	—
Comprehensive loss	$(10,703)	$(9,697)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended
	March 31, 2015	March 31, 2014
Operating activities:
Net loss	$(10,695)	$(9,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	19	8
Amortization of premium/discount on investments	135	—
Stock-based compensation expense	1,128	2,445
Changes in operating assets and liabilities:
Accounts receivable	(26)	16
Prepaid expenses and other current assets	(775)	(720)
Accounts payable and accrued expenses	1,897	1,910
Other liabilities	(30)	30
Net cash used in operating activities	(8,347)	(6,008)
Investing activities:
Purchase of equipment	(200)	(142)
Proceeds from maturities of available for sale securities	9,585	5,500
Purchases of available for sale securities	(5,980)	—
Net cash used in investing activities	3,405	5,358
Financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	105,754
Proceeds from the issuance of common stock	50	—
Payments on capital lease obligations	(1)	—
Net cash provided by financing activities	49	105,754
Increase in cash and cash equivalents	(4,893)	105,104
Cash and cash equivalents at beginning of period	32,780	21,215
Cash and cash equivalents at end of period	$27,887	$126,319
Non-cash financing activities:
Unpaid initial public offering issuance costs	$—	$1,169
Unpaid follow-on offering issuance costs	$55	$—
Assets acquired under capital lease	$12	$12

See accompanying notes to unaudited condensed consolidated financial statements

Akebia Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2015

1. Nature of Organization and Operations

Akebia Therapeutics, Inc. (Akebia, or the Company) is a biopharmaceutical company focused on delivering innovative therapies to patients with kidney disease through the biology of hypoxia-inducible factor, or HIF. HIF is the primary regulator of the production of red blood cells in the body and a potentially novel mechanism of treating anemia. The Company’s lead product candidate, AKB-6548, is being developed as a once-daily, oral therapy and has successfully completed a Phase 2b study demonstrating that AKB-6548 can safely and predictably raise hemoglobin levels in non-dialysis patients with anemia related to chronic kidney disease.

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

On March 25, 2014, the Company completed its initial public offering, or IPO, whereby the Company sold 6,762,000 shares of common stock, including 879,647 shares of common stock pursuant to the full exercise of an over-allotment option granted to the underwriters in connection with the offering, at a price of $17.00 per share. The shares began trading on the NASDAQ Global Market on March 20, 2014. The aggregate net proceeds received by the Company from the offering were $104,364,560, net of underwriting discounts and commissions and estimated offering expenses payable by the Company. Upon the closing of the IPO, all outstanding shares of convertible redeemable preferred stock converted into 12,115,183 shares of common stock. Additionally, the Company is now authorized to issue 175,000,000 shares of common stock and 25,000,000 shares of undesignated preferred stock.

In April 2015, the Company completed a follow-on public offering whereby the Company sold 8,363,636 shares of common stock, including 1,090,909 share of common stock pursuant to the full exercise of an over-allotment granted to the underwriters in connection with the offering, at a price of $8.25 per share.  The aggregate net proceeds received by the Company from the offering were approximately $64.6 million, net of underwriting discounts and commissions and estimated offering expenses payable by the Company.

The Company believes that it can continue as a going concern as its cash resources of approximately $100.3 million at March 31, 2015 together with the net proceeds of approximately $64.6 million received from the Company’s follow-on offering completed on April 22, 2015, will be sufficient to allow the Company to fund its current operating plan through the required minimum period of at least the next twelve months.  There can be no assurance, however, that the current operating plan will be achieved in the timeframe anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all.

Unless otherwise indicated, all information in these condensed consolidated financial statements gives retrospective effect to the 1.75-for-1 stock split of the Company’s common stock (the Stock Split) that was effected on March 6, 2014 (see Note 6), as well as any other stock-splits in historical periods.

The Company was incorporated on February 27, 2007 under the laws of the State of Delaware.

2. Summary of Significant Accounting Policies

Initial Public Offering

On March 25, 2014, the Company completed its IPO. Upon the closing of the IPO, all outstanding shares of convertible redeemable preferred stock converted into 12,115,183 shares of common stock. Our preferred stock was redeemable at the greater of fair value or the original issuance price.  We recorded $86,899,555 of accretion on the preferred stock in the period from January 1, 2014 through the date of the closing of our IPO which represents the difference in the carrying value at December 31, 2013 and the fair value of the preferred stock just prior to conversion into common stock.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Akebia Therapeutics Securities Corporation.  All intercompany balances and transactions have been eliminated in consolidation.  These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements as of and for the year ended December 31, 2014, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K (File No. 001-3652), which was filed with the Securities and Exchange Commission (“SEC”) on March 4, 2015.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: stock-based compensation expense, fair value of common stock and preferred stock and the Company’s other equity instruments (in periods prior to the IPO), accrued expenses, prepaid expenses and income taxes.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available for sale securities with original maturities of three months or less at the time of purchase. At March 31, 2015, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

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

Income Taxes

Income taxes are recorded in accordance with FASB Topic 740, Income Taxes (ASC 740), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the condensed consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of March 31, 2015 and December 31, 2014, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

The Company is also required to estimate forfeitures at the time of grant, and revise those estimates in the subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the condensed consolidated financial statements is based on awards that are ultimately expected to vest.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash, investments and accounts receivable are the only financial instruments that potentially subject the Company to concentrations of credit risk. At March 31, 2015 and December 31, 2014, all of the Company’s cash was deposited in accounts at two principal financial institutions. The Company maintains its cash with high quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

The following is the summary of property and equipment and related accumulated depreciation as of March 31, 2015 and December 31, 2014.

	Useful Life	March 31, 2015	December 31, 2014
		(in thousands)
Computer equipment and software	3	$111	$99
Furniture and fixtures	5	237	117
Equipment	7	46	6
Leasehold improvements	Shorter of the useful life or remaining lease term (3 years)	55	27
Office equipment under capital lease	3	24	12
		473	261
Less accumulated depreciation		(69)	(51)
Net property and equipment		$404	$210

Depreciation expense, including expense associated with assets under capital leases, was $18,726 and $8,118 for the three months ended March 31, 2015 and 2014.

3. Available for sale securities

Available for sale securities at March 31, 2015 and December 31, 2014 consist of the following:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2015
Cash and cash equivalents:
Cash and money market account	$27,887	$—	$—	$27,887
Total cash and cash equivalents	$27,887	$—	$—	$27,887
Available for sale securities:
Certificates of deposit	11,796	—	—	$11,796
U.S. Government debt securities	41,415	12	(11)	41,416
Commercial paper	—	—	—	—
Corporate debt securities	19,243	5	(14)	19,234
Total available for sale securities	$72,454	$17	$(25)	$72,446
Total cash, cash equivalents, and available for sale securities	$100,341	$17	$(25)	$100,333

The estimated fair value of the Company’s available for sale securities balance at March 31, 2015, by contractual maturity, is as follows:

Due in one year or less	$39,342
Due after one year	33,104
Total available for sale securities	$72,446

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2014
Cash and cash equivalents:
Cash and money market account	$32,780	$—	$—	$32,780
Total cash and cash equivalents	$32,780	$—	$—	$32,780
Available for sale securities:
Certificates of deposit	13,429	—	—	$13,429
U.S. Government debt securities	38,412	1	(28)	38,385
Commercial paper	2,499	—	—	2,499
Corporate debt securities	21,854	3	(32)	21,825
Total available for sale securities	$76,194	$4	$(60)	$76,138
Total cash, cash equivalents, and available for sale securities	$108,974	$4	$(60)	$108,918

4. Fair Value of Financial Instruments

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

Assets measured or disclosed at fair value on a recurring basis as of March 31, 2015 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	27,887	$—	$—	$27,887
Certificates of deposit	—	11,796	—	$11,796
U.S. Government debt securities	—	41,416	—	$41,416
Commercial paper	—	—	—	$—
Corporate debt securities	—	19,234	—	$19,234
	$27,887	$72,446	$—	$100,333

The Company’s corporate debt securities are all investment grade.

Assets measured or disclosed at fair value on a recurring basis as of December 31, 2014 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$32,780	$—	$—	$32,780
Certificates of deposit	—	13,429	—	13,429
U.S. Government debt securities	—	38,385	—	38,385
Commercial paper	—	2,499	—	2,499
Corporate debt securities	—	21,825	—	21,825
	$32,780	$76,138	$—	$108,918

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2015 and December 31, 2014.

Investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would result in material changes in the fair value of investments.

5. Accrued Expenses

Accrued expenses are as follows:

	March 31,	December 31,
	2015	2014
	(in thousands)
Professional fees	$2,767	$2,460
Accrued bonus	328	1,286
Accrued vacation	248	177
Accrued severance	91	179
Accrued payroll	330	213
Other	748	549
Total accrued expenses	$4,512	$4,864

In February 2014, the Company entered into a separation agreement with an employee primarily as a result of the transition to the Company’s Cambridge, Massachusetts location. During the first quarter of 2014, the Company recorded severance expense in the amount of $323,685, which was recorded to general and administrative expense. During the first three months of 2015, approximately $46,000 was paid out of the severance accrual. At March 31, 2015, $0 remained in accrued expenses in relation to this separation agreement.

In August 2014, the Company entered into a separation agreement with an employee, which became effective on August 13, 2014. The Company will record the expense and liability associated with the separation agreement ratably over the period from August 5, 2014 through December 31, 2015 because the severance payments are subject to continued service and forfeiture until December 31, 2015. During the first quarter of 2015, the Company recorded severance expense in the amount of approximately $72,000, which was recorded to research and development expense.  During the first quarter of 2015, approximately $82,000 was paid out of the severance accrual. Payments under this separation agreement will be paid out through December 2015.

6. Stockholders’ Equity

As of March 31, 2015, the authorized capital stock of the Company included 175,000,000 shares of common stock, par value $0.00001 per share and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share.

On March 6, 2014, the Company effected a 1.75-for-1 stock split of its outstanding common stock. Unless otherwise indicated, all share data and per share amounts in these condensed consolidated financial statements have been retroactively adjusted to reflect the stock split, as well as any stock splits that occurred in periods prior to March 6, 2014.

Reserved for Future Issuance

As of March 31, 2015 and December 31, 2014 based on the authorized shares for each series, the Company has reserved the following shares of common stock for future issuance:

	March 31,	December 31,
	2015	2014
Options to purchase common stock	1,935,099	1,526,346
Shares available for future issuance	1,009,529	1,549,154
Total	2,944,628	3,075,500

7. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three months ended March 31, 2015 and 2014. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

8. Commitments and Contingencies

In December 2013, the Company entered into a three-year lease for 6,837 square feet of office space in Cambridge, Massachusetts. The lease has monthly lease payments of approximately $31,000 for the first twelve months, with annual rent escalation thereafter, and provides a rent abatement of approximately $31,000 for the first full calendar month of the lease term. The lease term commenced and rental payments began in January 2014. The Company recorded a deferred lease obligation in 2014 which represents the cumulative difference between actual facility lease payments and lease expense recognized ratably over the lease period, which is included in other liabilities.  In accordance with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $125,345, naming the landlord as beneficiary.

In December 2014, the Company entered into a First Amendment to Lease (Amendment) for additional office space contiguous to its current office space in Cambridge, Massachusetts.  The Amendment includes leasing an additional 8,530 square feet of office space (Expansion Space), with an occupancy date of March 13, 2015.  The Amendment provides for additional monthly lease payments of approximately $45,000 for the 8,530 square feet for the first twelve months and provides for annual rent escalations thereafter.  The monthly rent on the existing 6,837 square feet will remain at approximately $32,000 through December 31, 2016, the expiration of the lease.  The Amendment includes a Landlord’s contribution for leasehold improvements in the amount of approximately $100,000 which will be accounted for as a deferred lease incentive and reduction in monthly rent expense over the term of the lease.  The Company currently records a deferred lease obligation for the original lease which represents the cumulative difference between actual facility lease payments and lease expense recognized ratably over the lease period and will also record a deferred lease obligation for the Expansion Space at time of occupancy. The Company has an existing cash-collateralized irrevocable standby letter of credit of $125,345, naming the landlord as beneficiary.  In connection with the Amendment, the Company paid an additional cash security deposit to the landlord of $179,130.  These amounts are included in other assets.

The Company leases office equipment under a three year capital lease with payments commencing in February 2014.  The capital lease amounts are included in accrued expenses and other liabilities.

At March 31, 2015, the Company’s future minimum payments required under these leases are as follows:

	Operating	Capital
	Lease	Lease	Total
	(in thousands)
2015	$690	$6	$696
2016	936	8	944
2017	—	5	5
2018	—	1	1
Total	$1,626	20	$1,646
Less amount representing interest		(1)
Present value of minimum lease payments at March 31, 2015		$19

The Company recorded approximately $122,000 and approximately $98,000 in rent expense for the three months ended March 31, 2015 and 2014, respectively.

The Company contracts with various organizations to conduct research and development activities with remaining contract costs to the Company of approximately $6,563,885 and $4,312,081 at March 31, 2015 and December 31, 2014, respectively. The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances the contracts may be cancelled by the third party upon written notice.

9. Stock-Based Compensation

On February 28, 2014, the Company’s Board of Directors adopted its 2014 Incentive Plan (2014 Plan) and its 2014 Employee Stock Purchase Plan (ESPP), which were subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on March 25, 2014. The 2014 Plan replaces the 2008 Equity Incentive Plan (2008 Plan).

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

The ESPP authorizes the initial issuance of up to a total of 262,500 shares of the Company’s common stock to participating employees.  The first offering period under the ESPP opened on January 2, 2015.

Any options or awards outstanding under the 2008 Plan at the time of adoption of the 2014 Plan remain outstanding and effective. As of March 31, 2015, the total number of common shares that may be issued under all equity award plans is 2,972,500 and approximately 1,009,529 shares remain available for future grants.

In August 2014, the Company entered into both a separation agreement with an employee and a consulting agreement for continued services to the Company upon the separation date of December 31, 2014.  As a result of the change in employment status to a consultant effective January 1, 2015, the Company recorded approximately $0.2 million of stock compensation expense during the first quarter of 2015.

During the first three months of 2015, the Company granted 521,750 stock options to employees, no stock options to directors and 27,875 restricted stock units to employees.

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

Restricted Stock

On December 23, 2013, the Company issued 450,224 shares of restricted stock to employees and 79,067 shares of restricted stock to non-employees at a grant date fair value of $7.42 per share.  The aggregate grant date fair value for the shares of restricted stock issued on December 23, 2013 totaled approximately $3.9 million The awards of restricted stock contain a performance condition wherein vesting is contingent upon the Company’s consummation of a liquidity event, as defined, prior to the fifth anniversary of the date of grant. Certain of the awards of restricted stock have a requisite service period that was complete upon grant. The remainder of the awards of restricted stock have a requisite service period of four years whereby the award vests 25% on the one year anniversary of the Vesting Commencement Date (as defined), then ratably on the first day of each calendar quarter for 12 quarters, subject to continuous service by the individual and achievement of the performance target. Due to the nature of the performance condition, the Company had concluded that the performance condition was not probable of achievement and therefore, recognition of compensation cost had been deferred until the occurrence of a liquidity event, as defined.  The liquidity event occurred upon the closing of the IPO on March 25, 2014.  Accordingly, the Company recognized approximately $0.1 million of compensation expense on March 25, 2014 related to the restricted stock awards with a requisite service period that was complete upon grant.  Compensation expense related to the remainder of the restricted stock awards is being recognized over the associated requisite service period commencing on March 25, 2014.

Restricted Stock Units

On March 6, 2015, the Company issued 27,875 restricted stock units to employees.  The restricted stock units vest 100% on the 3 year anniversary.  Total stock-compensation expense related to the restricted stock units is approximately $0.3 million and will be recognized on a straight-line basis over the vesting period. The Company recorded approximately $7,000 of stock-based compensation expense related to the restricted stock units during the first quarter of 2015.

Compensation Expense Summary

The Company has recognized the following compensation cost related to share-based awards:

	Three months ended
	March 31, 2015	March 31, 2014
	(in thousands)
Research and development	$565	$945
General and administrative	563	1,500
Total	$1,128	$2,445

Compensation expense by type of award:

	Three months ended
	March 31, 2015	March 31, 2014
	(in thousands)
Stock options	$699	$285
Restricted stock	400	2,160
Restricted stock units	8	—
Employee stock purchase plan	21	—
Total	$1,128	$2,445

Included in the compensation expense for the three months ended March 31, 2014, is approximately $1.0 million related to the modification of awards in connection with an employee separation agreement in the first quarter of 2014.

10. Employee Retirement Plan

During 2008, the Company established a retirement plan (the Plan) authorized by Section 401(k) of the Internal Revenue Code. In accordance with the Plan, all employees who have attained the age of 21 are eligible to participate in the Plan as of the first Entry Date, as defined, following their date of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary, and no contributions were made during the three months ended March 31, 2015 or 2014.

11. Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders:

	Three months ended
	March 31, 2015	March 31, 2014
	(in thousands, except share and per share data)
Numerator:
Net loss	$(10,695)	$(9,697)
Accretion on preferred stock	—	(86,900)
Net loss applicable to common stockholders	$(10,695)	$(96,597)

Denominator:
Weighted-average number of common shares – basic and diluted	20,030,129	2,227,058
Net loss per share applicable to common stockholders – basic and diluted	$(0.53)	$(43.37)

The amounts in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Three months ended
	March 31, 2015	March 31, 2014
Outstanding stock options	1,935,099	1,219,805
Unvested restricted stock	345,019	614,824
Unvested restricted stock units	27,875	—
Total	2,307,993	1,834,629

12. Subsequent Event

On April 22, 2015, the Company completed a follow-on public offering whereby the Company sold 8,363,636 shares of common stock, including 1,090,909 shares of common stock pursuant to the full exercise of an over-allotment granted to the underwriters in connection with the offering, at a price of $8.25 per share.  The aggregate net proceeds received by the Company from the offering were approximately $64.6 million, net of underwriting discounts and commissions and estimated offering expenses payable by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto for the year ended December 31, 2014, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K filed with the United States Securities and Exchange Commission, or the SEC, on March 4, 2015, which we refer to as our annual report.

This report contains forward-looking statements that are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, or PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Forward-looking statements involve risks and uncertainties. In this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

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

Product Overview

We are a biopharmaceutical company focused on the development of novel proprietary therapeutics based on hypoxia inducible factor, or HIF, biology and the commercialization of these products for patients with kidney disease. HIF is the primary regulator of the production of red blood cells, or RBCs, in the body and a potentially novel mechanism of treating anemia.

Our Product Candidates

AKB-6548

Our lead product candidate, AKB-6548, is being developed as a once-daily, oral therapy. AKB-6548 works by a differentiated mechanism of action that we believe has the potential to be safer than that of injectable recombinant protein erythropoiesis stimulating agents, or rESAs. This novel mechanism of action is referred to as HIF prolyl-hydroxylase, or HIF-PH, inhibition. Instead of binding directly to the erythropoietin, or EPO, receptors on cells in the bone marrow, AKB-6548 leads to activation of critical pathways for hemoglobin and RBC production. This approach mimics the physiological adjustment made by the body when exposed to reduced oxygen levels at higher altitudes.

Anemia is a serious medical condition in which blood is deficient in RBCs and hemoglobin, both of which are critical in delivering oxygen to tissue. Anemia generally exists when hemoglobin, a protein in RBCs that carries oxygen, is less than 13 g/dL in men or 12 g/dL in women. Untreated anemia is associated with chronic fatigue, increased risk of progression of multiple diseases and death. Anemia is common in patients with chronic kidney disease, or CKD, cancer, heart failure, inflammatory diseases and other critical illnesses, as well as in the elderly.

We have successfully completed a Phase 2b study of AKB-6548 in non-dialysis patients with anemia related to CKD. In March 2015, we presented positive results from this Phase 2b study of AKB-6548 at the World Congress of Nephrology. The study demonstrated that AKB-6548 raised hemoglobin levels with no safety signal observed. We expect to initiate Phase 3 studies of AKB-6548 for anemia secondary to CKD in the non-dialysis population in 2015. If the results from these Phase 3 studies support the results we have previously demonstrated across ten clinical studies with a total of 20,000 days of patient exposure, we anticipate submitting a New Drug Application, or NDA, for AKB-6548 in the United States by 2019.

We have also initiated Phase 2 clinical development of AKB-6548 for the treatment of anemia in patients undergoing dialysis, the second indication we plan to pursue. The results from that study are expected in the third quarter of 2015. Assuming these results are positive, we expect to initiate our Phase 3 program of AKB-6548 in dialysis-dependent patients in 2016.

We have commenced discussions with United States and European regulatory authorities regarding the design of our Phase 3 program. These discussions are ongoing, and will not be finalized until after our end of Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, in the second quarter of 2015, as well as our formal scientific advice meeting with the European Medicines Agency, which we expect to occur in the third quarter of 2015. The elements of our global Phase 3 program will be determined over the course of these discussions, with the goal of harmonizing a single, global Phase 3 program. We expect the program to include a cardiovascular outcomes study and, based on guidance from FDA, we may use an active or placebo control depending on the outcome of additional discussions with global regulatory authorities.

AKB-6899

Our preclinical candidate, AKB-6899, is a small molecule HIF-PH inhibitor with potential therapeutic benefit in oncology and ophthalmology. AKB-6899 has demonstrated the ability in vitro to reduce VEGF levels in the presence of hypoxia. In several preclinical mouse models, AKB-6899 has been active in reducing tumor growth and development of metastases. Therefore, Investigational New Drug, or IND, enabling studies are being performed with the goal of opening an IND with FDA in 2015. We expect to complete preclinical proof-of-concept studies of AKB-6899 in ophthalmology in early 2016.

We own worldwide rights to our product candidates. If approved by regulatory authorities, we plan to commercialize AKB-6548 in the United States ourselves and intend to seek one or more collaborators to commercialize the product candidate in additional markets.

Operating Overview

Since our inception in 2007, we have devoted the largest portion of our resources to our development efforts relating to AKB-6548, including preparing for and conducting clinical studies of AKB-6548, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through our IPO, our follow-on public offering, and the private placement of preferred stock, common stock and convertible notes.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $10.7 million and $9.7 million for the three months ended March 31, 2015 and 2014, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant operating expenses and increased operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	continue our Phase 2 clinical study of AKB-6548 for the treatment of anemia in patients undergoing dialysis;
●	prepare for and initiate a global Phase 3 development program of AKB-6548 for the treatment of anemia secondary to CKD;
●	seek regulatory approvals for our product candidates that successfully complete clinical trials;
●	have our product candidates manufactured for clinical trials and for commercial sale;
●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	continue preclinical and clinical development of AKB-6899;
●	initiate additional preclinical, clinical or other studies for additional indications for AKB-6548, AKB‑6899 and other product candidates that we may develop or acquire;
●	seek to discover and develop additional product candidates;
●	acquire or in-license other commercial products, product candidates and technologies;
●	make royalty, milestone or other payments under any future in-license agreements;
●	maintain, protect and expand our intellectual property portfolio;
●	attract and retain skilled personnel; and

●	create additional infrastructure to support our operations as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have no manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities, and we do not yet have a sales organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

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

On April 22, 2015, we completed a follow-on public offering whereby we sold 8,363,636 shares of common stock, including 1,090,909 share of common stock pursuant to the full exercise of an over-allotment granted to the underwriters in connection with the offering, at a price of $8.25 per share.  The aggregate net proceeds received by us from the offering were approximately $64.6 million, net of underwriting discounts and commissions and estimated offering expenses.

Financial Overview

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, EMA or another regulatory authority were to require us to conduct clinical studies in addition to or different from those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development.

From inception through March 31, 2015, we have incurred $84.6 million in research and development expenses. We plan to increase our research and development expenditures for the foreseeable future as we continue the development of AKB-6548 and AKB-6899. Our current and planned research and development activities include the following:

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

Accrued Research and Development Expenses

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our condensed consolidated financial statements based on facts and circumstances known to us at that time. We confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include expenses for:

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

 Stock-Based Compensation

Stock-Based Awards

We issue stock-based awards to employees and non-employees, generally in the form of stock options, restricted stock and shares of common stock. We account for our stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock and modifications to existing stock awards, to be recognized in the statements of operations and comprehensive loss based on their fair values. We account for stock-based awards to non-employees in accordance with FASB ASC

Topic 505-50, Equity-Based-Payments to Non-Employees, or ASC 505-50, which requires the fair value of the award to be re-measured at fair value until a performance commitment is reached or counterparty performance is complete. Described below is the methodology we have utilized in measuring stock-based compensation expense. Since the consummation of our IPO, stock option, common stock and restricted stock values are determined based on the quoted market price of our common stock.

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

We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the condensed consolidated financial statements is based on awards that are ultimately expected to vest.

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

Stock-based compensation totaled approximately $1.1 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

	Three months ended		Increase
	March 31, 2015	March 31, 2014	(Decrease)
	(In Thousands)
Operating expenses:
Research and development	$7,505	$6,158	$1,347
General and administrative	3,391	3,751	(360)
Total operating expenses	(10,896)	(9,909)	987
Loss from operations	(10,896)	(9,909)	987
Other income (expense), net	201	212	(11)
Net loss	$(10,695)	$(9,697)	$998

Research and Development Expenses. Research and development expenses were $7.5 million for the three months ended March 31, 2015, compared to $6.2 million for the three months ended March 31, 2014, an increase of $1.3 million. The increase was primarily due to the following expense increases related to AKB-6548:  $0.9 million related to the initiation and conduct of Phase 2 clinical development for the treatment of anemia in patients undergoing dialysis and $0.6 million in other clinical, non-clinical and manufacturing costs, including, costs of approximately $0.5 million for the manufacture of drug substance and drug product and $0.1 million in other clinical costs.  Research and development expenses were further increased by $0.8 million of drug development costs for AKB-6899, $0.7 million of wage and personnel-related costs due to increased headcount, $0.2 million of patent costs and $0.2 million of consulting costs. These increases were partially offset by decreases of $1.4 million related to the phase 2b study costs for AKB-6548, $0.7 million related to a thorough QT (TQT) and $0.4 million of stock-based compensation.

General and Administrative Expenses. General and administrative expenses were $3.4 million for the three months ended March 31, 2015, compared to $3.8 million for the three months ended March 31, 2014. The decrease of $0.4 million was primarily due to the following expense decreases:  $0.9 million of stock-based compensation, $0.4 million of professional fees, $0.4 million of consulting costs partially offset by the following expense increases: $0.4 million of wage and personnel-related costs due to increased headcount,  $0.3 million in commercial planning costs, $0.2 million related to insurance and facilities.

Other Income, Net. Other income, net, was $0.2 million for the three months ended March 31, 2015 and 2014. Other income, net for both the three months ended March 31, 2015 and the three months ended March 31, 2014, is primarily related to reimbursements from Aerpio for employee-related costs. Under the terms of the administrative services agreements entered into upon disposition of Aerpio in 2011, we and Aerpio obtain from, and provide to, each other certain services.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of March 31, 2015, we had an accumulated deficit of $111.4 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally from the sale of common stock, preferred stock and convertible notes. As of March 31, 2015, we had cash and cash equivalents and available for sale securities of approximately $100.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities and stated at fair value, are also available as a source of liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three months ended
	March 31, 2015	March 31, 2014
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(8,347)	$(6,008)
Investing activities	3,405	5,358
Financing activities	49	105,754
Net increase (decrease) in cash and cash equivalents	$(4,893)	$105,104

Operating Activities. The net cash used in operating activities was $8.3 million for the three months ended March 31, 2015 and consisted primarily of a net loss of $10.7 million adjusted for non-cash items, including stock-based compensation expense of $1.1 million and amortization of premium/discount on investments of $0.1 million and a net increase in operating assets and liabilities of $1.1 million. The significant items in the change in operating assets and liabilities include increases in accounts payable and accrued expenses of $1.9 million, offset by an increase in prepaid expenses and other current assets of $0.8 million. The increase in accounts payable and accrued expenses is primarily driven by patent and insurance related costs, clinical and non-clinical study costs associated with AKB-6548 and AKB-6899 partially offset by a reduction in the bonus accrual as a result of the payment of the 2014 bonuses in March 2015. The increase in prepaid expenses, other current assets and other assets is primarily related to directors and officers insurance and clinical and non-clinical study costs associated with AKB-6548 and AKB-6899.

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

Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2015 was $3.4 million and was comprised primarily of proceeds from the sale of available for sale securities of $9.6 million offset by purchase of available for sale securities of $6.0 million and purchases of equipment of $0.2 million.

Net cash provided by investing activities for the three months ended March 31, 2014 was $5.4 million and was comprised primarily of proceeds from the maturities of short-term investments of $5.5 million, offset by purchases of property and equipment of $0.1 million.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2015 was $0.1 million and consisted primarily of proceeds from the issuance of common stock in connection with our option exercises

Net cash provided by financing activities for the three months ended March 31, 2014 was $105.8 million and consisted primarily of $115.0 million of proceeds from the issuance of common stock in connection with our IPO partially offset by IPO related costs of $9.2 million.

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

The net proceeds from our follow-on public offering in April 2015 and our existing cash and cash equivalents and available for sale securities will be sufficient to fund our projected operating requirements into the fourth quarter of 2016. However, we may require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to those described under Item 1A Risk Factors of this Quarterly Report on Form 10-Q.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K that was filed with the SEC on March 4, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2015 we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents and available for sale securities of $100.3 million and $108.9 million, respectively, primarily money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of March 31, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses each year since our inception, including net losses of $10.7 million for the three months ended March 31, 2015, and $9.7 million for the three months ended March 31, 2014. As of March 31, 2015, we had an accumulated deficit of $111.4 million. To date, we have not commercialized any products or generated any revenue from the sale of products, and we do not expect to generate any product revenue in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through our initial public offering, or IPO completed in March 2014, our recent follow-on offering completed in April 2015, and private placements of our preferred stock. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our ability to obtain funding through equity or debt financings, strategic collaborations or grants. Our lead product candidate, AKB-6548, has recently completed a Phase 2b study, and our other product candidate is in preclinical development. Therefore, we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market

AKB‑6548, our future revenue will depend upon the size of any markets in which AKB-6548 has received approval, our ability to achieve sufficient market acceptance, the availability and extent of reimbursement from third-party payors and other factors.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, if at all, we will be able to achieve profitability. If we are required by the United States Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities to perform studies in addition to, different from or larger than those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates, our expenses could increase.

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

As of March 31, 2015, our cash and cash equivalents and available for sale securities were $100.3 million. We believe that we will continue to expend substantial resources for the foreseeable future developing AKB-6548, AKB-6899 and any other product candidates that we may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. For example, we anticipate significant costs associated with our Phase 3 clinical study of AKB-6548 for the treatment of anemia secondary to CKD in patients not on dialysis.  In addition, other unanticipated costs may arise. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

Based on our current operating plan, and absent any future financings or strategic partnerships, we believe that the net proceeds we received from our follow-on offering and our existing cash and cash equivalents and available for sale securities, will be sufficient to fund our projected operating expenses and capital expenditure requirements into the fourth quarter of 2016. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for AKB-6548, AKB-6899 or any other product candidates that we develop or acquire, or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

We are not permitted to market AKB-6548 in the United States until we receive approval from the FDA, or in any jurisdiction outside of the United States until we receive the requisite approval from such jurisdiction. As a condition to submitting a New Drug Application, or NDA, to the FDA for AKB-6548 regarding its ability to treat patients with anemia secondary to CKD, we must complete Phase 3 studies and any additional non-clinical or clinical studies required by the FDA. AKB-6548 may not be successful in clinical trials or receive regulatory approval. Further, AKB-6548 may not receive regulatory approval even if it is successful in clinical trials. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process that typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, the safety concerns associated with injectable rESAs and the black box warnings in their prescribing information may affect the FDA’s review of the safety results of AKB-6548. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that AKB-6548 will never obtain regulatory approval. The FDA may delay, limit or deny approval of AKB-6548 for many reasons, including, among others:

●	we may not be able to demonstrate that AKB-6548 is safe and effective in treating anemia secondary to CKD to the satisfaction of the FDA;
●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;
●	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;
●	the FDA may not approve the formulation, labeling or specifications we request for AKB-6548;
●	the FDA may approve AKB-6548 for use only in a small patient population;
●	the FDA may require that we conduct additional clinical trials;
●	the contract research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
●	we may fail to perform in accordance with the FDA’s good clinical practice, or GCP, requirements;

●

the FDA may disagree with inclusion of data obtained from certain regions outside the United States to support the NDA for potential reasons such as differences in clinical practice from United States standards;

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

Although we have recently completed our Phase 2b study, we have not yet obtained agreement with the FDA on the design of our Phase 3 development program. We have commenced discussions with United States and European regulatory authorities regarding the design of our Phase 3 program.  These discussions are ongoing, and will not be finalized until after our end of Phase 2 meeting with the FDA, in the second quarter of 2015, as well as our formal scientific advice meeting with the EMA, which we expect to occur in the third quarter of 2015. If the FDA determines that the Phase 2b study results do not support moving into a pivotal program, we would be required to conduct additional Phase 2 studies. Alternatively, the FDA could disagree with the proposed design of our Phase 3 development program and could suggest a larger number of subjects or a longer course of treatment than our current expectations. If the FDA takes such positions, the costs of our AKB-6548 development program could increase materially, and the potential market introduction of AKB-6548 could be delayed or we could risk not obtaining FDA approval even if the Phase 3 trials meet their primary endpoints. The FDA also may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will consider an NDA.

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

We may experience delays in our ongoing Phase 2 clinical development of AKB-6548 for the treatment of anemia in patients undergoing dialysis and we do not know whether any of our planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the drug product. In addition, if the FDA approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with current Good Manufacturing Practices, or cGMPs, requirements and GCP requirements for any clinical trials that we conduct post-approval.

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

We rely on third-party CROs and other third parties to assist in managing, monitoring and otherwise carrying out our ongoing Phase 2 development of AKB-6548 for the treatment of anemia in patients undergoing dialysis. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators to conduct our clinical trials in the future, including our Phase 3 development program for AKB-6548. As a result, the progress of our Phase 3 clinical studies may be impacted and we may incur significant added costs in identifying, qualifying and contracting with a new CRO. We compete with many other companies for the resources of these third parties. The third parties on whom we rely may terminate their engagements with us, and having to enter into alternative arrangements would delay development and commercialization of our product candidates.

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

Also, these third parties may terminate their engagement with us. We believe we have sufficient drug product to complete our ongoing Phase 2 study of AKB-6548 for the treatment of anemia in patients undergoing dialysis. On February 28, 2014, we entered into an agreement with Evonik Corporation, or Evonik, for the manufacture of the drug substance for the Phase 3 development program of AKB-6548. If Evonik cannot perform as agreed or terminates their engagement with us, we may be required to find replacement manufacturers. We may incur significant delays and added costs in identifying, qualifying and contracting with any such replacement, as well as producing the drug substance. Also, if we choose to engage a second source for the production of drug substance, we may incur additional costs. We also have arrangements in place for the manufacture of finished drug product for the Phase 3 development program. Although we believe that there are several other manufacturers who also could manufacture our drug product if our current drug product manufacturer cannot perform as agreed or terminates their engagement with us, we may incur significant delays and added costs in identifying, qualifying, and contracting with another manufacturer. In addition, we have to enter into technical transfer agreements and share our know-how with such third-party manufacturers, which can be time-consuming and may result in delays. These delays could result in a suspension of our clinical trials or, if AKB-6548 is approved and marketed, a failure to satisfy patient demand.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in other countries. Our competitors have and will continue to undertake formal efforts to oppose the issuance of claims in our patent applications. We do not control decisions made by the United States Patent and Trademark Office, or US PTO or equivalent bodies outside the United States. Even if our patents do successfully issue, third parties may challenge the validity, enforceability, inventorship, or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the US PTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For applications containing a claim not entitled to priority before March 16, 2013, there is greater level of uncertainty in the patent law with the passage of the America Invents Act (2011), which brings into effect significant changes to the U.S. patent laws and which introduces new procedures for challenging pending patent applications and issued patents. A primary change under this reform is creating a “first to file” system in the United States. This will require us to be cognizant of the time from invention to filing of a patent application.

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

If AKB-6548 is approved and launched commercially, competing drugs may include EPOGEN® and Aranesp®, commercialized by Amgen, Procrit® and Eprex®, commercialized by Johnson & Johnson, and Mircera®, commercialized by Roche Holding Ltd., or Roche. We may face competition from potential new anemia therapies. There are several other HIF product candidates in various stages of active development for anemia indications that may be in direct competition with AKB-6548 if and when they are approved and launched commercially. These candidates are being developed by such companies as FibroGen, in partnership with AstraZeneca PLC in the United States and China and with Astellas Pharma Inc. in Europe and Asia, Japan Tobacco International, GlaxoSmithKline plc and Bayer HealthCare AG. FibroGen/Astellas Pharma Inc., in particular, is currently in Phase 3 clinical development of its product candidate, FG-4592 (roxadustat). Some of these product candidates may enter the market as early as 2017. In addition, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce rESA utilization and thus limit the market for AKB-6548 if and when it is approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia, like sotatercept® from Acceleron Pharma Inc, that may impact the market for anemia-targeted treatment.

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

Undesirable side effects caused by our products or even competing products in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. We recently completed a Phase 2b study of AKB-6548 for the treatment of anemia secondary to CKD in patients not on dialysis. The incidence of the most common treatment emergent adverse events in the Phase 2b study were well balanced overall between the AKB-6548 and placebo treatment groups. There was a higher incidence of serious adverse events (SAEs) reported in the AKB-6548 treatment group, the most common being renal-related. Serious adverse events deemed to be possibly or probably related to AKB-6548 could have a material adverse effect on the development of our product candidates and our business as a whole. Our understanding of adverse events in future clinical trials of other product candidates may change as we gather more information, and additional unexpected adverse events may be observed in future clinical trials.

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

We also experience competition for the hiring of scientific and clinical personnel from universities, research institutions and other biopharmaceutical companies. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may become employed by companies other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate (1) FDA regulations, including those laws that require the reporting of true, complete and accurate information to the FDA, (2) quality standards, including Good Laboratory Practices (GLP), GCP and GMP, (3) federal and state healthcare fraud and abuse laws and regulations, (4) laws that require the reporting of true and accurate financial information and data or (5) securities laws and regulations. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Our stock price has been and may continue to be volatile. Since our IPO in March 2014, the price of our common stock as reported on The NASDAQ Global Market has ranged from a low of $7.40 on May 1, 2015 to a high of $31.00 on June 20, 2014. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including the risks described in Item 1A.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, collectively control a majority of our common stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the Board of Directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2015, we did not have any sales of unregistered securities.

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

There has been no material change in our planned use of the balance of the net proceeds from the offering described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. We invested the funds received in cash equivalents and other investments in accordance with our investment policy, and as of March 31, 2015, the remainder of the net proceeds is included in cash and cash equivalents and available for sale securities.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “Results of Operations and Financial Condition” of Form 8-K:

On May 11, 2015, Akebia announced its financial results for the quarter ended March 31, 2015 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

The information furnished in Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Item 6. Exhibits.

Exhibits

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

99.1	Press Release issued by Akebia Therapeutics, Inc. on May 11, 2015 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: May 11, 2015	By:	/s/ John P. Butler
John P. Butler
Chief Executive Officer and President

Date: May 11, 2015	By:	/s/ Jason A. Amello
Jason A. Amello
Senior Vice President, Chief Financial Officer and Treasurer