Form 10-Q
period 2015-06-30
Akebia Therapeutics, Inc.
filed 2015-08-11
CIK 1517022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, $0.00001 par value	28,882,530

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, or PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Forward-looking statements involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

the projected timing of (1) meetings with United States and European regulatory authorities,  (2) commencement of a Phase 3 development program of AKB-6548 in non-dialysis patients with anemia related to chronic kidney disease (CKD), (3) submission of an NDA for AKB-6548, (4) data from our Phase 2 clinical study of AKB-6548 in CKD patients undergoing dialysis, (5) commencement of a Phase 3 development program in dialysis patients with anemia related to CKD, (6) filing an Investigational New Drug application with the U.S. Food and Drug Administration and (7) completion of preclinical proof-of-concept studies of AKB-6899 in ophthalmology;

•	our development plans with respect to AKB-6548 and AKB-6899;
•	the timing or likelihood of regulatory filings and approvals, including any required post-marketing testing or any labeling and other restrictions;
•	our plans to commercialize AKB-6548, if it is approved;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our competitive position;
•	our intellectual property position;
•	developments and projections relating to our competitors and our industry;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$76,248	$32,780
Available for sale securities	76,541	76,138
Accounts receivable	48	48
Prepaid expenses and other current assets	2,125	1,514
Total current assets	154,962	110,480
Property and equipment, net	398	210
Other assets	305	305
Total assets	$155,665	$110,995
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,412	$2,021
Accrued expenses	3,491	4,864
Total current liabilities	5,903	6,885
Other liabilities	10	32
Total liabilities	$5,913	$6,917
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized at June 30, 2015 and December 31, 2014; 0 shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock: $0.00001 par value; 175,000,000 shares authorized at June 30, 2015 and December 31, 2014; 28,882,530 and 20,370,624 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	271,998	204,969
Treasury stock, at cost, 8,463 shares	(162)	(162)
Accumulated other comprehensive loss	(27)	(56)
Accumulated deficit	(122,057)	(100,673)
Total stockholders' equity	149,752	104,078
Total liabilities and stockholders' equity	$155,665	$110,995

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Operating expenses:
Research and development	$7,182	$5,525	$14,687	$11,683
General and administrative	3,707	2,315	7,098	6,066
Total operating expenses	10,889	7,840	21,785	17,749
Operating loss	(10,889)	(7,840)	(21,785)	(17,749)
Other income (expense):
Interest income (expense), net	116	51	212	70
Reimbursements from Aerpio	84	171	189	364
Net loss	$(10,689)	$(7,618)	$(21,384)	$(17,315)
Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(10,689)	$(7,618)	$(21,384)	$(17,315)
Accretion on preferred stock	—	—	—	(86,900)
Net loss applicable to common stockholders	$(10,689)	$(7,618)	$(21,384)	$(104,215)
Net loss per share applicable to common stockholders—basic and diluted	$(0.40)	$(0.39)	$(0.92)	$(9.48)
Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	26,614,671	19,652,056	23,340,590	10,987,692
Comprehensive loss:
Net loss	$(10,689)	$(7,618)	$(21,384)	$(17,315)
Other comprehensive loss:
Unrealized loss on securities	(19)	(8)	(27)	(8)
Comprehensive loss	$(10,708)	$(7,626)	$(21,411)	$(17,323)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended
	June 30, 2015	June 30, 2014
Operating activities:
Net loss	$(21,384)	$(17,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	50	20
Amortization of premium/discount on investments	271	25
Stock-based compensation expense	2,223	3,889
Changes in operating assets and liabilities:
Accounts receivable	—	21
Prepaid expenses and other current assets	(610)	(950)
Accounts payable and accrued expenses	(987)	1,603
Other liabilities	(27)	30
Net cash used in operating activities	(20,464)	(12,677)
Investing activities:
Purchase of equipment	(227)	(171)
Proceeds from maturities of available for sale securities	34,790	6,745
Purchases of available for sale securities	(35,434)	(24,291)
Net cash used in investing activities	(871)	(17,717)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	64,624	104,596
Proceeds from employee stock purchase plan	109	—
Proceeds from the exercise of stock options	73	—
Repurchase of treasury stock	—	(21)
Proceeds from the issuance of common stock	—	—
Payments on capital lease obligations	(3)	(2)
Net cash provided by financing activities	64,803	104,573
Increase in cash and cash equivalents	43,468	74,179
Cash and cash equivalents at beginning of period	32,780	21,215
Cash and cash equivalents at end of period	$76,248	$95,394
Non-cash financing activities:
Accretion of preferred stock to redemption value	$—	$86,900
Unpaid initial public offering issuance costs	$—	$121
Assets acquired under capital lease	$12	$12

See accompanying notes to unaudited condensed consolidated financial statements

Akebia Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2015

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

On March 25, 2014, the Company completed its initial public offering, or IPO, whereby the Company sold 6,762,000 shares of common stock, including 879,647 shares of common stock pursuant to the full exercise of an over-allotment option granted to the underwriters in connection with the offering, at a price of $17.00 per share. The shares began trading on the NASDAQ Global Market on March 20, 2014. The aggregate net proceeds received by the Company from the offering were $104.4 million, net of underwriting discounts and commissions and estimated offering expenses payable by the Company. Upon the closing of the IPO, all outstanding shares of convertible redeemable preferred stock converted into 12,115,183 shares of common stock. Additionally, the Company is now authorized to issue up to 175,000,000 shares of common stock and 25,000,000 shares of undesignated preferred stock.

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

The Company believes that it can continue as a going concern as its cash resources of approximately $152.8 million at June 30, 2015 will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months.  There can be no assurance, however, that the current operating plan will be achieved in the timeframe anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all.

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

2. Summary of Significant Accounting Policies

Initial Public Offering

On March 25, 2014, the Company completed its IPO. Upon the closing of the IPO, all outstanding shares of convertible redeemable preferred stock converted into 12,115,183 shares of common stock. The Company’s preferred stock was redeemable at the greater of fair value or the original issuance price.  The Company recorded $86.9 million of accretion on the preferred stock in the period from

January 1, 2014 through the date of the closing of its IPO which represents the difference in the carrying value at December 31, 2013 and the fair value of the preferred stock just prior to conversion into common stock.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Akebia Therapeutics Securities Corporation.  All intercompany balances and transactions have been eliminated in consolidation.  These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K (File No. 001-3652), which was filed with the Securities and Exchange Commission (“SEC”) on March 4, 2015.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40)”.  The ASU requires all entities to evaluate for the existence of conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date of the financial statements.  The accounting standard is effective for interim and annual periods ending after December 15, 2016, and will not have a material impact on the condensed consolidated financial statements, but may impact the Company’s footnote disclosures.

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

Prior to the IPO, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. The Company granted stock options at exercise prices not less than the fair market value of its common stock as determined by the Board of Directors contemporaneously at the date such grants were made, with input from management. Prior to the Company’s IPO in March 2014, the fair value of common stock at the grant date was adjusted in connection with the Company’s retrospective fair value assessment for financial reporting purposes. Accordingly, the Board of Directors determined the estimated fair value of the Company’s common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time and the likelihood of achieving a liquidity event, such as an IPO or sale of the Company.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available for sale securities with original maturities of three months or less at the time of purchase. At June 30, 2015, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available-for-sale which are included in current assets as they are intended to fund current operations. The Company carries available-for-sale securities at fair value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business.   Based on these considerations, the Company did not identify any other-than-temporary unrealized losses at June 30, 2015. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income (expense), net” within the Condensed Consolidated Statements of Operations and Comprehensive Loss. We also include in net investment income, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method, and includes interest and dividends on securities in interest income.

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

Income Taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes (ASC 740), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the condensed consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of June 30, 2015 and December 31, 2014, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, restricted stock, restricted stock units, or RSUs, and modifications to existing stock awards, to be recognized in the statements of operations and comprehensive loss based on their fair values. The Company accounts for stock-based awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (ASC 505-50), which requires the fair value of the award to be re-measured at fair value until a performance commitment is reached or counterparty performance is complete. The Company’s stock-based awards are comprised of stock options, shares of restricted stock and shares of common stock. The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Company uses the value of its common stock to determine the fair value of restricted stock awards and common stock awards.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash, investments and accounts receivable are the only financial instruments that potentially subject the Company to concentrations of credit risk. At June 30, 2015 and December 31, 2014, all of the Company’s cash was deposited in accounts at two principal financial institutions. The Company maintains its cash with high quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, preferred stock, stock options, unvested restricted stock and RSUs are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

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

The following is the summary of property and equipment and related accumulated depreciation as of June 30, 2015 and December 31, 2014.

	Useful Life	June 30, 2015	December 31, 2014
		(in thousands)
Computer equipment and software	3	$131	$99
Furniture and fixtures	5	243	117
Equipment	7	46	6
Leasehold improvements	Shorter of the useful life or remaining lease term (3 years)	55	27
Office equipment under capital lease	3	24	12
		499	261
Less accumulated depreciation		(101)	(51)
Net property and equipment		$398	$210

Depreciation expense, including expense associated with assets under capital leases, was approximately $32,000 and $12,000 for the three months ended June 30, 2015 and 2014, respectively and $50,000 and $20,000 for the six months ended June 30, 2015 and 2014, respectively.

3. Available for sale securities

Available for sale securities at June 30, 2015 and December 31, 2014 consist of the following:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
June 30, 2015
Cash and cash equivalents:
Cash and money market account	$76,248	$—	$—	$76,248
Total cash and cash equivalents	$76,248	$—	$—	$76,248
Available for sale securities:
Certificates of deposit	$19,721	—	—	$19,721
U.S. Government debt securities	38,546	10	(14)	38,542
Corporate debt securities	18,301	2	(25)	18,278
Total available for sale securities	$76,568	$12	$(39)	$76,541
Total cash, cash equivalents, and available for sale securities	$152,816	$12	$(39)	$152,789

The estimated fair value of the Company’s available for sale securities balance at June 30, 2015, by contractual maturity, is as follows:

Due in one year or less	$37,785
Due after one year	38,756
Total available for sale securities	$76,541

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2014
Cash and cash equivalents:
Cash and money market account	$32,780	$—	$—	$32,780
Total cash and cash equivalents	$32,780	$—	$—	$32,780
Available for sale securities:
Certificates of deposit	$13,429	—	—	$13,429
U.S. Government debt securities	38,412	1	(28)	38,385
Commercial paper	2,499	—	—	2,499
Corporate debt securities	21,854	3	(32)	21,825
Total available for sale securities	$76,194	$4	$(60)	$76,138
Total cash, cash equivalents, and available for sale securities	$108,974	$4	$(60)	$108,918

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

Assets measured or disclosed at fair value on a recurring basis as of June 30, 2015 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$76,248	$—	$—	$76,248
Certificates of deposit	—	19,721	—	19,721
U.S. Government debt securities	—	38,542	—	38,542
Corporate debt securities	—	18,278	—	18,278
	$76,248	$76,541	$—	$152,789

The Company’s corporate debt securities are all investment grade.

Assets measured or disclosed at fair value on a recurring basis as of December 31, 2014 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$32,780	$—	$—	$32,780
Certificates of deposit	—	13,429	—	13,429
U.S. Government debt securities	—	38,385	—	38,385
Commercial paper	—	2,499	—	2,499
Corporate debt securities	—	21,825	—	21,825
	$32,780	$76,138	$—	$108,918

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2015 and December 31, 2014.

Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would result in material changes in the fair value of investments.

5. Accrued Expenses

Accrued expenses are as follows:

	June 30,	December 31,
	2015	2014
	(in thousands)
Professional fees	$1,707	$2,460
Accrued bonus	653	1,286
Accrued vacation	263	177
Accrued severance	60	179
Accrued payroll	212	213
Other	596	549
Total accrued expenses	$3,491	$4,864

In February 2014, the Company entered into a separation agreement with an employee primarily as a result of the transition to the Company’s Cambridge, Massachusetts location. During the first quarter of 2014, the Company recorded severance expense in the amount of $0.3 million, which was recorded to general and administrative expense. During the first six months of 2015, approximately $46,000 was paid out of the severance accrual. At June 30, 2015, $0 remained in accrued expenses in relation to this separation agreement.

In August 2014, the Company entered into a separation agreement with an employee. The Company records the expense and liability associated with the separation agreement ratably over the period from August 5, 2014 through December 31, 2015 because the severance payments are subject to continued service and forfeiture until December 31, 2015. During the second quarter of 2015, the Company recorded severance expense in the amount of $0.1 million, which was recorded to research and development expense.  During the first six months of 2015, approximately $0.2 million was paid out of the severance accrual. Payments under this separation agreement will be paid out through December 2015.

6. Stockholders’ Equity

As of June 30, 2015, the authorized capital stock of the Company included 175,000,000 shares of common stock, par value $0.00001 per share and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share.

On March 6, 2014, the Company effected a 1.75-for-1 stock split of its outstanding common stock. Unless otherwise indicated, all share data and per share amounts in these condensed consolidated financial statements have been retroactively adjusted to reflect the stock split, as well as any stock splits that occurred in periods prior to March 6, 2014.

Reserved for Future Issuance

As of June 30, 2015 and December 31, 2014 based on the authorized shares for each series, the Company has reserved the following shares of common stock for future issuance:

	June 30,	December 31,
	2015	2014
Options to purchase common stock	1,975,620	1,526,346
Shares available for future issuance	1,641,559	1,549,154
Total	3,617,179	3,075,500

7. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three and six months ended June 30, 2015 and 2014. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

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

In December 2014, the Company entered into a First Amendment to Lease, or the Amendment, for additional office space contiguous to its current office space in Cambridge, Massachusetts.  The Amendment includes leasing an additional 8,530 square feet of office space, or the Expansion Space, with an occupancy date of March 13, 2015.  The Amendment provides for additional monthly lease payments of approximately $45,000 for the 8,530 square feet for the first twelve months and provides for annual rent escalations thereafter.  The monthly rent on the existing 6,837 square feet will remain at approximately $32,000 through December 31, 2016, the expiration of the lease.  The Amendment includes a Landlord’s contribution for leasehold improvements in the amount of approximately $100,000 which will be accounted for as a deferred lease incentive and reduction in monthly rent expense over the term of the lease.  The Company recorded an additional deferred lease obligation for the Expansion Space which represents the cumulative difference between actual facility lease payments and lease expense recognized ratably over the lease period. The Company has an existing cash-collateralized irrevocable standby letter of credit of $125,345, naming the landlord as beneficiary.  In connection with the Amendment, the Company paid an additional cash security deposit to the landlord of $179,130.  These amounts are included in other assets.

The Company leases office equipment under a three year capital lease with payments commencing in February 2014.  The capital lease amounts are included in accrued expenses and other liabilities.

At June 30, 2015, the Company’s future minimum payments required under these leases are as follows:

	Operating	Capital
	Lease	Lease	Total
	(in thousands)
2015	$460	$4	$464
2016	936	8	944
2017	—	5	5
2018	—	1	1
Total	$1,396	18	$1,414
Less amount representing interest		—
Present value of minimum lease payments at June 30, 2015		$18

The Company recorded $0.2 million and $0.1 million in rent expense for the three months ended June 30, 2015 and 2014, respectively, and $0.3 million and $0.2 million in rent expense for the six months ended June 30, 2015 and 2014, respectively.

The Company contracts with various organizations to conduct research and development activities with remaining contract costs to the Company of approximately $9.2 million and $4.3 million at June 30, 2015 and December 31, 2014, respectively. The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances the contracts may be cancelled by the third party upon written notice.

9. Stock-Based Compensation

On February 28, 2014, the Company’s Board of Directors adopted its 2014 Incentive Plan (2014 Plan) and its 2014 Employee Stock Purchase Plan (ESPP), which were subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on March 25, 2014. The 2014 Plan replaces the 2008 Equity Incentive Plan (2008 Plan).

The 2014 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, RSUs, performance awards and other awards convertible into or otherwise based on shares of our common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1st of each calendar year, by an amount equal to three percent (3%) of the number of shares of stock outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31st. The Company’s Board of Directors may act prior to January 1st of any year to provide that there will be no automatic increase in the number of shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). Subject to adjustment, no more than 1,131,937 shares of our common stock may be delivered in satisfaction of incentive stock options awarded under the 2014 Plan.

The ESPP authorizes the initial issuance of up to a total of 262,500 shares of the Company’s common stock to participating employees.  The first offering period under the ESPP opened on January 2, 2015.

Any options or awards outstanding under the 2008 Plan at the time of adoption of the 2014 Plan remain outstanding and effective. As of June 30, 2015, the total number of common shares that may be issued under all equity award plans is 3,617,179 and 1,641,559 shares remain available for future grants.

In August 2014, the Company entered into both a separation agreement with an employee and a consulting agreement for continued services to the Company upon the separation date of December 31, 2014.  As a result of the change in employment status to a consultant effective January 1, 2015, the Company recorded approximately $300,000 of stock compensation expense during the first six months of 2015.

During the first six months of 2015, the Company granted 599,750 stock options to employees, 35,000 stock options to directors and 27,875 RSUs to employees.

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

Restricted Stock

On December 23, 2013, the Company issued 450,224 shares of restricted stock to employees and 79,067 shares of restricted stock to non-employees at a grant date fair value of $7.42 per share.  The aggregate grant date fair value for the shares of restricted stock issued on December 23, 2013 totaled approximately $3.9 million The awards of restricted stock contain a performance condition wherein vesting is contingent upon the Company’s consummation of a liquidity event, as defined, prior to the fifth anniversary of the date of grant. Certain of the awards of restricted stock have a requisite service period that was complete upon grant. The remainder of the awards of restricted stock have a requisite service period of four years whereby the award vests 25% on the one year anniversary of the Vesting Commencement Date (as defined), then ratably on the first day of each calendar quarter for 12 quarters, subject to continuous service by the individual and achievement of the performance target. Due to the nature of the performance condition, the Company had concluded that the performance condition was not probable of achievement and therefore, recognition of compensation cost had been deferred until the occurrence of a liquidity event, as defined.  The liquidity event occurred upon the closing of the Company’s IPO on March 25, 2014.  Accordingly, the Company recognized $0.1 million of compensation expense on March 25, 2014 related to the restricted stock awards with a requisite service period that was complete upon grant.  Compensation expense related to the remainder of the restricted stock awards is being recognized over the associated requisite service period commencing on March 25, 2014.

Restricted Stock Units

On March 6, 2015, the Company issued 27,875 RSUs to employees.  The RSUs vest 100% on the three year anniversary.  Total stock-compensation expense to be recognized over the life of the RSUs is $0.3 million and will be recognized on a straight-line basis over the vesting period. The Company recorded approximately $24,000 of stock-based compensation expense related to the RSUs during the second quarter of 2015 and approximately $32,000 of stock-based compensation during the first six months of 2015.

Compensation Expense Summary

The Company has recognized the following compensation cost related to share-based awards:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)		(in thousands)
Research and development	$397	$961	$962	$1,906
General and administrative	698	483	1,261	1,983
Total	$1,095	$1,444	$2,223	$3,889

Compensation expense by type of award:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)		(in thousands)
Stock options	$908	$491	$1,607	$776
Restricted stock	142	953	542	3,113
Restricted stock units	24	—	32	—
Employee stock purchase plan	21	—	42	—
Total	$1,095	$1,444	$2,223	$3,889

Included in the compensation expense for the six months ended June 30, 2014, is approximately $1.0 million related to the modification of awards in connection with an employee separation agreement in the first quarter of 2014.

10. Employee Retirement Plan

During 2008, the Company established a retirement plan (the Plan) authorized by Section 401(k) of the Internal Revenue Code. In accordance with the Plan, all employees who have attained the age of 21 are eligible to participate in the Plan as of the first Entry Date, as defined, following their date of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary, and no contributions were made during the three months ended June 30, 2015 or 2014.

11. Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss	$(10,689)	$(7,618)	$(21,384)	$(17,315)
Accretion on preferred stock	—	—	—	(86,900)
Net loss applicable to common stockholders	$(10,689)	$(7,618)	$(21,384)	$(104,215)

Denominator:
Weighted-average number of common shares – basic and diluted	26,614,671	19,652,056	23,340,590	10,987,692
Net loss per share applicable to common stockholders – basic and diluted	$(0.40)	$(0.39)	$(0.92)	$(9.48)

The amounts in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Outstanding stock options	1,975,620	1,387,081	1,975,623	1,387,081
Unvested restricted stock	295,206	605,997	295,206	605,997
Unvested restricted stock units	25,875	—	25,875	—
Total	2,296,701	1,993,078	2,296,704	1,993,078

12. Subsequent Event

In July 2015, the Company formed a wholly-owned subsidiary, Akebia Europe Limited.  This subsidiary will be the Company’s legal representative in the European Union, interacting with European regulatory agencies.

In July 2015, AKB-6548 was assigned “vadadustat” as the United States Adopted Name, or USAN.

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

Product Overview

We are a biopharmaceutical company focused on the development of novel proprietary therapeutics based on hypoxia inducible factor, or HIF, biology and the commercialization of these products for patients with kidney disease. HIF is the primary regulator of the production of red blood cells, or RBCs, in the body and a potentially novel mechanism for treating anemia.

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

We are currently in Phase 2 clinical development of AKB-6548 for the treatment of anemia in patients undergoing dialysis, the second indication we plan to pursue. The results from that study are expected in the third quarter of 2015. Assuming these results are positive, we expect to initiate our Phase 3 program of AKB-6548 in dialysis-dependent patients in 2016.

We have commenced discussions with United States and European regulatory authorities regarding the design of our Phase 3 program. These discussions are ongoing. The elements of our global Phase 3 program will be determined over the course of these discussions, with the goal of harmonizing a single, global Phase 3 program. We expect these discussions to be finalized in the third quarter of this year and that we will begin enrolling patients in our Phase 3 program before the end of 2015.

AKB-6899

Our preclinical candidate, AKB-6899, is a small molecule HIF-PH inhibitor with potential therapeutic benefit in oncology and ophthalmology.  AKB-6899 has demonstrated the ability in vitro to reduce VEGF levels in the presence of hypoxia. In several preclinical mouse models, AKB-6899 has been active in reducing tumor growth and development of metastases. Therefore, Investigational New Drug, or IND, enabling studies are being performed with the goal of opening an IND with the FDA in 2015. We expect to complete preclinical proof-of-concept studies of AKB-6899 in ophthalmology in early 2016.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $21.4 million and $17.3 million for the six months ended June 30, 2015 and 2014, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant operating expenses and increased operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	complete our Phase 2 clinical study of AKB-6548 for the treatment of anemia in patients undergoing dialysis;
●	prepare for and initiate a global Phase 3 development program of AKB-6548 for the treatment of anemia secondary to CKD;
●	seek regulatory approvals for our product candidates that successfully complete clinical trials;
●	have our product candidates manufactured for clinical trials and for commercial sale;
●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	continue preclinical and clinical development of AKB-6899;
●	initiate additional preclinical, clinical or other studies for additional indications for AKB-6548, AKB‑6899 and other product candidates that we may develop or acquire;
●	seek to discover and develop additional product candidates;
●	acquire or in-license other commercial products, product candidates and technologies;
●	make royalty, milestone or other payments under any future in-license agreements;
●	maintain, protect and expand our intellectual property portfolio;
●	attract and retain skilled personnel; and
●	create additional infrastructure to support our operations as a public company.

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

On March 25, 2014, we completed our IPO whereby we sold 6,762,000 shares of common stock, including 879,647 shares of common stock pursuant to the full exercise of an over-allotment option granted to the underwriters, at a price of $17.00 per share. The shares began trading on the NASDAQ Global Market on March 20, 2014. The aggregate net proceeds received by us from the offering were approximately $104.4 million, net of underwriting discounts and commissions and estimated offering expenses. Upon the closing of the IPO, all of our outstanding shares of convertible redeemable preferred stock converted into 12,115,183 shares of common stock. Additionally, we are now authorized to issue 175,000,000 shares of common stock and 25,000,000 shares of preferred stock.

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
●

assuming the AKB-6548 clinical development programs for CKD patients on dialysis and not on dialysis advance to Phase 3, the scope, design (including the use of an active comparator), size, rate of progress, results and costs of initiating and completing our Phase 3 development programs for AKB-6548;

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
●

the timing of, and the costs involved in, obtaining regulatory approvals for AKB-6548 in dialysis and non-dialysis indications and whether we will seek regulatory approval for both indications simultaneously, if clinical trials are successful; and

●	the timing of, and costs involved in, obtaining regulatory approvals for AKB-6899 and any other product candidates if clinical trials are successful.

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

From inception through June 30, 2015, we have incurred $91.8 million in research and development expenses. We plan to increase our research and development expenditures for the foreseeable future as we continue the development of AKB-6548 and AKB-6899. Our current and planned research and development activities include the following:

●	We plan to initiate a Phase 3 development program for AKB-6548 in 2015 for anemia secondary to CKD in patients not on dialysis.
●

We are currently in Phase 2 clinical development for AKB-6548 for the treatment of anemia in patients undergoing dialysis, the second indication we will pursue. The results from that study are expected in the third quarter of 2015.

●	We intend to file an IND and begin Phase 1 studies for AKB-6899.

Our direct research and development expenses consist principally of external costs, such as startup fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies, and costs related to acquiring and manufacturing clinical study materials.

We currently have two programs to which our research and development costs are attributable. Historically, we have not accumulated and tracked our research and development costs or our personnel and personnel-related costs on a program-by-program basis. Our employee and infrastructure resources, and many of our costs, were directed broadly to applicable research endeavors. As a result, we are unable to specify precisely the historical costs incurred for each of our programs on a program-by-program basis.

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

 Stock-Based Compensation

Stock-Based Awards

We issue stock-based awards to employees and non-employees, generally in the form of stock options, restricted stock, RSUs and shares of common stock. We account for our stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock and modifications to existing stock awards, to be recognized in the statements of operations and comprehensive loss based on their fair values. We account for stock-based awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based-Payments to Non-Employees, or ASC 505-50, which requires the fair value of the award to be re-measured at fair value until a performance commitment is reached or counterparty performance is complete. Described below is the methodology we have utilized in measuring stock-based compensation expense. Since the consummation of our IPO, stock option, common stock and restricted stock values are determined based on the quoted market price of our common stock.

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

Stock-based compensation expense totaled approximately $1.1 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $2.2 million and $3.9 million for the six months ended June 30, 2015 and 2014, respectively.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

	Three months ended		Increase
	June 30, 2015	June 30, 2014	(Decrease)
	(In Thousands)
Operating expenses:
Research and development	$7,182	$5,525	$1,657
General and administrative	3,707	2,315	1,392
Total operating expenses	(10,889)	(7,840)	3,049
Loss from operations	(10,889)	(7,840)	3,049
Other income (expense), net	200	222	(22)
Net loss	$(10,689)	$(7,618)	$3,071

Research and Development Expenses. Research and development expenses were $7.2 million for the three months ended June 30, 2015, compared to $5.5 million for the three months ended June 30, 2014, an increase of $1.7 million. The increase was primarily due to the following:

(in millions)

Ongoing Phase 2 study for the treatment of anemia in patients undergoing dialysis	$0.4
Completion of Phase 2b study in non-dialysis patients with anemia related to CKD	(1.2)
Preparation of the Phase 3 study in non-dialysis patients with anemia related to CKD	0.4
Regulatory activities	0.3
Other clinical and non- clinical	0.7
Total increase related to the continued development of AKB-6548	0.6

Drug development for AKB-6899	0.7
Manufacture of drug substance and drug product	(0.6)
Headcount and consulting	0.9
Patent costs	0.4
Stock compensation	(0.6)
Other	0.3
Total net increase	$1.7

General and Administrative Expenses. General and administrative expenses were $3.7 million for the three months ended June 30, 2015, compared to $2.3 million for the three months ended June 30, 2014. The increase of $1.4 million was primarily due to the following expense increases:  $0.4 million of wage and personnel-related costs due to increased headcount, $0.2 million of stock-based compensation, $0.4 million of professional fees, $0.2 million in commercial planning costs and $0.2 million related to facilities.

Other Income, Net. Other income, net, was $0.2 million for the three months ended June 30, 2015 and June 30, 2014. Other income, net for the three months ended June 30, 2015 is primarily related to $0.1 million of interest income and $0.1 million related to reimbursements from Aerpio for employee-related costs.  Other income, net for the three months ended June 30, 2014, is primarily related to reimbursements from Aerpio for employee-related costs. Under the terms of the administrative services agreements entered into upon disposition of Aerpio in 2011, we and Aerpio obtain from, and provide to, each other certain services.

Comparison of the Six Months Ended June 30, 2015 and 2014

	Six months ended		Increase
	June 30, 2015	June 30, 2014	(Decrease)
	(In Thousands)
Operating expenses:
Research and development	$14,687	$11,683	$3,004
General and administrative	7,098	6,066	1,032
Total operating expenses	21,785	17,749	4,036
Loss from operations	(21,785)	(17,749)	4,036
Other income, net	401	434	(33)
Net loss	$(21,384)	$(17,315)	$4,069

Research and Development Expenses. Research and development expenses were $14.7 million for the six months ended June 30, 2015, compared to $11.7 million for the six months ended June 30, 2014, an increase of $3.0 million. The increase was primarily due to the following:

(in millions)

Ongoing Phase 2 study for the treatment of anemia in patients undergoing dialysis	$1.2
Completion of Phase 2b study in non-dialysis patients with anemia related to CKD	(2.6)
Preparation of the Phase 3 study in non-dialysis patients with anemia related to CKD	0.5
Other clinical and non- clinical	0.4
Total increase related to the continued development of AKB-6548	(0.5)

Drug development for AKB-6899	1.6
Headcount and consulting	1.7
Patent costs	0.6
Stock compensation	(0.9)
Other	0.5
Total net increase	$3.0

General and Administrative Expenses. General and administrative expenses were $7.1 million for the six months ended June 30, 2015, compared to $6.1 million for the six months ended June 30, 2014. The increase of $1.0 million was primarily due to the following expense increases:  $0.9 million of wage and personnel-related costs due to increased headcount, $0.5 million in commercial planning costs and $0.4 million related to insurance and facilities partially offset by the following expense decreases: $0.7 million of stock-based compensation and $0.3 million of consulting costs.

Other Income, Net. Other income, net, was $0.4 million for the six months ended June 30, 2015 and June 30, 2014. Other income, net for the six months ended June 30, 2015 is primarily related to $0.2 million of interest income and $0.2 million related to reimbursements from Aerpio for employee-related costs.  Other income net for the six months ended June 30, 2014 is primarily related to reimbursements from Aerpio for employee-related costs. Under the terms of the administrative services agreements entered into upon disposition of Aerpio in 2011, we and Aerpio obtain from, and provide to, each other certain services.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of June 30, 2015, we had an accumulated deficit of $122.1 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally from the sale of common stock and preferred stock. As of June 30, 2015, we had cash and cash equivalents and available for sale securities of approximately $152.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities and stated at fair value, are also available as a source of liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six months ended
	June 30, 2015	June 30, 2014
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(20,464)	$(12,677)
Investing activities	(871)	(17,717)
Financing activities	64,803	104,573
Net increase (decrease) in cash and cash equivalents	$43,468	$74,179

Operating Activities. The net cash used in operating activities was $20.4 million for the six months ended June 30, 2015 and consisted primarily of a net loss of $21.4 million adjusted for non-cash items, including stock-based compensation expense of $2.2 million and amortization of premium/discount on investments of $0.3 million and a net decrease in operating assets and liabilities of $1.6 million. The significant items in the change in operating assets and liabilities include decreases in accounts payable and accrued expenses of approximately $1.0 million and an increase in prepaid expenses and other current assets of $0.6 million. The decrease in accounts payable and accrued expenses is primarily driven by a reduction in accrued bonus as a result of the payment of the 2014 bonuses in March 2015 and accrued clinical and non-clinical study costs associated with AKB-6548 and AKB-6899, partially offset by an increase in accrued legal costs. The increase in prepaid expenses, other current assets and other assets is primarily related to prepaid clinical and non-clinical study costs associated with AKB-6548 and AKB-6899 and directors and officers insurance.

The net cash used in operating activities was $12.7 million for the six months ended June 30, 2014 and consisted primarily of a net loss of $17.3 million adjusted for non-cash items, including stock-based compensation expense of $3.9 million and a net increase in operating assets and liabilities of $0.7 million.  The significant items in the change in operating assets and liabilities include increases in accounts payable and accrued expense of $1.6 million, offset by a decrease in prepaid expenses, other current assets and other assets of $0.9 million.  The increase in accounts payable and accrued expenses is driven by professional fees and other public company related costs incurred in connection with our IPO and the decrease in prepaid expenses, other current assets and other assets is primarily related to clinical trial costs related to the initiation of the Phase 2b study in July 2013.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2015 was $0.9 million and was comprised primarily of purchases of available for sale securities of $35.4 million offset by proceeds from the maturities of available for sale securities of $34.8 million and purchases of equipment of $0.2 million.

Net cash used in investing activities for the six months ended June 30, 2014 was $17.7 million and was comprised primarily of purchases of investments of $24.3 million and purchase of equipment of $0.2 million, offset by proceeds from the maturities of available for sale securities of $6.8 million.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2015 was $64.8 million and consisted primarily of net proceeds from the issuance of common stock in connection with our follow-on public offering.

Net cash provided by financing activities for the six months ended June 30, 2014 was $104.6 million and consisted primarily of $115.0 million of proceeds from the issuance of common stock in connection with our IPO, partially offset by IPO related costs of $10.4 million.

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

Our existing cash and cash equivalents and available for sale securities are sufficient to fund our projected operating requirements into the fourth quarter of 2016. However, we may require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates. If and until we can generate a sufficient amount of revenue from our products, we expect to finance future cash needs through public or private equity or debt offerings. There can be no assurance that additional funds will be available to us on acceptable terms or at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to those described under Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q.

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

Off-Balance Sheet Arrangements

As of June 30, 2015 we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents and available for sale securities of $152.8 million and $108.9 million, respectively, primarily money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of June 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other

Item 1. Legal Proceedings

In July 2011, a third party filed an opposition to our issued European Patent No. 2044005, or the ’005 Patent. During the oral proceedings, which took place on April 10, 2013, the Opposition Division of the European Patent Office maintained the ’005 Patent on the basis of the third auxiliary request filed during the oral proceedings. This decision resulted in the maintenance of a claim directed to a compound chosen from a group of eight compounds, including AKB-6548, as well as claims to compositions and methods for treating various diseases, including, but not limited to, anemia. Both parties have appealed the decision of the Opposition Division and final resolution of the opposition proceedings will likely take a year or more. We cannot be assured of the breadth of the claims that will remain in the ’005 Patent or that the patent will not be revoked in its entirety.

In June 2013, the European Patent Office granted European Patent No. 1463823, or the ’823 patent, to FibroGen, Inc., or FibroGen. The ’823 patent claims, among other things, the use of a heterocyclic carboxamide compound selected from the group consisting of pyridine carboxamides, quinoline carboxamides, isoquinoline carboxamides, cinnoline carboxamides, and beta-carboline carboxamides that inhibits HIF-PH enzyme activity in the manufacture of a medicament for increasing endogenous EPO in the prevention, pretreatment or treatment of anemia. On December 5, 2013, we filed an opposition to the ’823 patent requesting that the ’823 patent be revoked in its entirety. On July 7, 2015, the European Opposition Division scheduled oral proceedings for March 1, 2016 (later rescheduled to March 8, 2016) and also issued a non-binding preliminary opinion that none of the ’823 patent’s claims met the requirements for patentability. While, for the reasons set forth in our opposition, we believe the ’823 patent should be revoked in its entirety, the ultimate outcome of the opposition remains uncertain. If the European Patent Office decides not to revoke the ’823 patent in its entirety, or only certain claims of the ’823 patent, and any surviving claims are determined to encompass our intended use of our lead product candidate, we may not be able to commercialize our lead product candidate in the European Union for its intended use, which could materially adversely affect our business, operating results and financial condition.

In August 2011, the Japanese Patent Office granted Japanese Patent No. 4804131, or the ’131 patent, to FibroGen. The ’131 patent claims, among other things, the use of certain heterocyclic carboxamides selected from the group consisting of pyridine carboxamides, quinoline carboxamides, and isoquinoline carboxamides to treat anemia, wherein the heterocyclic carboxamides also suppress HIF prolyl hydroxylase. On June 2, 2014, we filed an invalidity proceeding in the Japanese Patent Office challenging the validity of the ’131 patent and requesting that it be revoked in its entirety.  An oral hearing before the Japanese Patent Office was held on February 9, 2015, and on May 11, 2015 the Japanese Patent Office issued a preliminary decision finding all of the challenged claims to be invalid.  While, for the reasons set forth in our Request For Trial and subsequent briefing filed in that proceeding, we believe the ’131 patent should be revoked in its entirety, the ultimate outcome of the invalidity proceeding remains uncertain. If the Japanese Patent Office decides not to revoke the ’131 patent in its entirety, or only certain claims of the ’131 patent, and any surviving claims are determined to encompass our intended use of our lead product candidate, we may not be able to commercialize our lead product candidate in Japan for its intended use, which could materially adversely affect our business, operating results and financial condition.

In August 2014, the European Patent Office granted European Patent Nos. 2322153, 2322155, and 1633333, or the ’153 patent, the ’155 patent, and the ’333 patent, respectively, to FibroGen.  These related patents claim, among other things, various compounds that either stabilize HIFα or inhibit a HIF hydroxylase or a HIF prolyl hydroxylase for treating or preventing various conditions, including, inter alia, iron deficiency, microcytosis associated with iron deficiency, anemia of chronic disease, anemia wherein the subject has a transferrin saturation of less than 20%, anemia refractory to treatment with exogenously administered EPO, and microcytosis in microcytic anemia.  On May 13, May 20, and July 6, 2015, we filed oppositions to the ’155 patent, the ’333 patent, and the ’153 patent, respectively, requesting that the patents be revoked in their entireties.  While, for the reasons set forth in our oppositions, we believe that the ’153 patent, the ’155 patent, and the ’333 patent should be revoked in their entireties, the ultimate outcomes of the oppositions remains uncertain. If the European Patent Office decides not to revoke the ’153 patent, the ’155 patent, or the ’333 patent in their entireties, or only certain claims of those patents, and any surviving claims are determined to encompass our intended use of our lead product candidate, we may not be able to commercialize our lead product candidate in the European Union for its intended use, which could materially adversely affect our business, operating results and financial condition.

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

We have incurred net losses each year since our inception, including net losses of $21.4 million for the six months ended June 30, 2015, and $17.3 million for the six months ended June 30, 2014. As of June 30, 2015, we had an accumulated deficit of $122.1 million. To date, we have not commercialized any products or generated any revenue from the sale of products, and we do not expect to generate any product revenue in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through our initial public offering, or IPO completed in March 2014, our follow-on offering completed in April 2015, and private placements of our preferred stock. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our ability to obtain funding through equity or debt financings, strategic collaborations or grants. Our lead product candidate, AKB-6548, has recently completed a Phase 2b study, and our other product candidate, AKB-6899, is in preclinical development. Therefore, we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market AKB‑6548, our future revenue will depend upon the size of any markets in which AKB-6548 has received approval, our ability to achieve sufficient market acceptance, the availability and extent of reimbursement from third-party payors and other factors.

We expect to continue to incur significant expenses and increased operating losses for the foreseeable future. We anticipate that our expenses will increase significantly if and as we:

●

complete our Phase 2 clinical development of AKB-6548 for the treatment of anemia in patients undergoing dialysis and prepare for and initiate a Phase 3 development program of AKB-6548 for the treatment of anemia secondary to CKD in patients not on dialysis;

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

As of June 30, 2015, our cash and cash equivalents and available for sale securities were $152.8 million. We believe that we will continue to expend substantial resources for the foreseeable future developing AKB-6548, AKB-6899 and any other product candidates that we may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. For example, we anticipate significant costs associated with our Phase 3 clinical study of AKB-6548 for the treatment of anemia secondary to CKD in patients not on dialysis.  In addition, other unanticipated costs may arise as a result of our decision to include certain elements in our Phase 3 programs or as a result of our meetings with the FDA and EMA regarding the study design. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

●	the rate of progress of, results of and cost of completing Phase 2 clinical development of AKB-6548 for the treatment of anemia in patients undergoing dialysis;
●	the results of our meetings with the FDA and the EMA and other regulatory authorities and the consequential effect on our study design, study size and resulting operating costs;
●

assuming AKB-6548 advances to Phase 3 clinical studies, the scope, design (including the use of an active comparator), size, rate of progress, results and costs of initiating and completing our Phase 3 development programs of AKB-6548;

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

Based on our current operating plan, and absent any future financings or strategic partnerships, we believe that our existing cash and cash equivalents and available for sale securities at June 30, 2015 will be sufficient to fund our projected operating expenses and capital expenditure requirements into the fourth quarter of 2016. However, our operating plan may change as a result of many known and unknown factors, including those described above, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for AKB-6548, AKB-6899 or any other product candidates that we develop or acquire, or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

Risks Related to our Business and the Clinical Development, Regulatory Review and Approval of AKB-6548 and AKB-6899

We depend heavily on the success of one product candidate, AKB-6548, which has completed a Phase 2b study. Even if we obtain favorable clinical results in our Phase 3 studies when they are initiated, we may not be able to obtain regulatory approval for, or successfully commercialize, AKB-6548.

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

●	the FDA may disagree with our interpretation of data from our nonclinical studies and clinical trials;
●	the FDA may not approve the manufacturing processes or facilities of third-party manufacturers with whom we contract; or
●	the policies or regulations of the FDA may significantly change in a manner that renders our clinical data insufficient for approval, or requires us to amend or submit new clinical protocols.

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

We have not obtained agreement with the FDA, EMA or other regulatory authorities on the design of our Phase 3 development programs.

Although we have recently completed our Phase 2b study, we have not yet obtained agreement with the regulatory authorities on the design of our Phase 3 development program. We have commenced discussions with United States and European regulatory authorities regarding the design of our Phase 3 program. These discussions are ongoing. The elements of our global Phase 3 program will be determined over the course of these discussions, with the goal of harmonizing a single, global Phase 3 program. We expect these discussions to be finalized in the third quarter of this year and that we will begin enrolling patients in our Phase 3 program before the end of 2015.

If the regulatory authorities determine that the Phase 2b study results do not support moving into a pivotal program, we would be required to conduct additional Phase 2 studies. Alternatively, we may choose to include, or regulatory authorities may suggest we include, certain elements in our Phase 3 development programs, such as any or all of the following:

•	a larger number of subjects in the program;

•	more subjects from certain geographic regions than currently planned;
•	a longer course of treatment than our current expectations;
•	additional or different endpoints from those currently planned;
•	the use of an active comparator rather than a placebo control; or
•	the simultaneous submission of Phase 3 data from our studies in dialysis and non-dialysis patients.

If we choose to include some or all of these elements in our Phase 3 development programs, the costs of our AKB-6548 development program could increase materially and the potential market introduction of AKB-6548 could be delayed or we could risk not obtaining regulatory authority approval even if the Phase 3 trials meet their primary endpoints. The regulatory authorities also may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will consider an NDA.

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

Also, these third parties may terminate their engagement with us. On February 28, 2014, we entered into an agreement with Evonik Corporation, or Evonik, for the manufacture of drug substance for the Phase 3 development program of AKB-6548. If Evonik cannot perform as agreed or terminates their engagement with us, we may be required to find replacement manufacturers. We may incur significant delays and added costs in identifying, qualifying and contracting with any such replacement, as well as producing the drug substance. Also, if we choose to engage a second source for the production of drug substance, we may incur additional costs. We also have arrangements in place for the manufacture of finished drug product for the Phase 3 development program. Although we believe that there are several other manufacturers who also could manufacture our drug product if our current drug product manufacturer cannot perform as agreed or terminates their engagement with us, we may incur significant delays and added costs in identifying, qualifying, and contracting with another manufacturer. In addition, we have to enter into technical transfer agreements and share our know-how with such third-party manufacturers, which can be time-consuming and may result in delays. These delays could result in a suspension of our clinical trials or, if AKB-6548 is approved and marketed, a failure to satisfy patient demand.

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

In July 2011, a third party filed an opposition to one of our issued European patents, European Patent No. 2044005, or the ’005 Patent. During the oral proceedings, which took place on April 10, 2013, the Opposition Division of the European Patent Office decided to maintain certain claims of the patent directed to a compound chosen from a group of eight compounds, including AKB-6548, as well as claims to compositions and methods for treating various diseases including, but not limited to, anemia. Both parties have appealed the decision of the Opposition Division and final resolution of the opposition proceeding will likely take a year or more. We cannot be assured of the breadth of the claims that will remain in the ’005 Patent or that the patent will not be revoked in its entirety. If the European Patent Office decides to narrow the scope of the claims or revoke the ’005 Patent, we may not be able to establish a competitive advantage in the European Union in our market or successfully commercialize our product candidates in the European Union, which could materially adversely affect our business, operating results and financial condition.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in other countries. Our competitors have and will continue to undertake formal efforts to oppose the issuance of claims in our patent applications. We do not control decisions made by the United States Patent and Trademark Office, or US PTO or equivalent bodies outside the United States. Even if our patents do successfully issue, third parties may challenge the validity, enforceability, inventorship, or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the US PTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For applications containing a claim not entitled to priority before March 16, 2013, there is greater level of uncertainty in the patent law with the passage of the America Invents Act (2011), which brings into effect significant changes to the U.S. patent laws and which introduces new procedures for challenging pending patent applications and issued patents. A primary change under this reform is creating a “first to file” system in the United States. This will require us to be cognizant of the time from invention to filing of a patent application.

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

We have filed opposition proceedings in Europe and invalidity proceedings in Japan challenging the validity of certain patents issued to FibroGen.  See Item1. Legal Proceedings for additional information.

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

We are currently involved in five opposition proceedings in the European Patent Office and one invalidity proceeding in the Japanese Patent Office. These proceedings may be ongoing for a number of years and may involve substantial expense and diversion of employee resources from our business. In addition, we may become involved in additional opposition proceedings or other legal or administrative proceedings in the future. For more information, see the other risk factors under “Risks Related to Intellectual Property.”

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

We have received confidential and proprietary information from potential collaborators, prospective licensees and other third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers. We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. We may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our drug candidates. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

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

If we obtain approval for any of our product candidates and begin commercializing them, our operations may be directly, or indirectly through our customers, subject to additional healthcare regulation and enforcement by the federal government, states and governments outside of the United States in which we conduct our business. The laws that may affect our ability to operate include:

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

Our stock price has been and may continue to be volatile. Since our IPO in March 2014, the price of our common stock as reported on The NASDAQ Global Market has ranged from a low of $7.27 on May 7, 2015 to a high of $31.00 on June 20, 2014. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control.

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

As a newly public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules of the SEC and the NASDAQ Global Market have imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2015, we did not have any sales of unregistered securities.

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

There has been no material change in our planned use of the balance of the net proceeds from the offering described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. We invested the funds received in cash equivalents and other investments in accordance with our investment policy, and as of June 30, 2015, the remainder of the net proceeds is included in cash and cash equivalents and available for sale securities.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits.

Exhibits

10.1	Master Services Agreement, dated as of June 8, 2015 between Akebia Therapeutics, Inc., and Quintiles, Inc.*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Confidential treatment has been granted or requested with respect to portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: August 11, 2015	By:	/s/ John P. Butler
John P. Butler
Chief Executive Officer and President

Date: August 11, 2015	By:	/s/ Jason A. Amello
Jason A. Amello
Senior Vice President, Chief Financial Officer and Treasurer