Form 10-Q
period 2015-09-30
Akebia Therapeutics, Inc.
filed 2015-11-09
CIK 1517022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2015
Common Stock, $0.00001 par value	30,631,737

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, or PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Forward-looking statements involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

the projected timing of (1) commencement of a Phase 3 development program of vadadustat (formerly AKB-6548) in non-dialysis patients with anemia related to chronic kidney disease (CKD), (2) commencement of a Phase 3 development program in dialysis patients with anemia related to CKD, (3) submission of an NDA for vadadustat, (4) filing an Investigational New Drug application with the U.S. Food and Drug Administration for AKB-6899 and (5) completion of preclinical proof-of-concept studies of AKB-6899 in ophthalmology;

•	our development plans with respect to vadadustat and AKB-6899;
•	the timing or likelihood of regulatory filings and approvals, including any required post-marketing testing or any labeling and other restrictions;
•	our plans to commercialize vadadustat, if it is approved;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our competitive position;
•	our intellectual property position;
•	developments and projections relating to our competitors and our industry;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$66,712	$32,780
Available for sale securities	90,754	76,138
Accounts receivable	14	48
Prepaid expenses and other current assets	1,324	1,514
Total current assets	158,804	110,480
Property and equipment, net	479	210
Other assets	305	305
Total assets	$159,588	$110,995
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,273	$2,021
Accrued expenses	8,893	4,864
Total current liabilities	14,166	6,885
Other liabilities	10	32
Total liabilities	14,176	6,917
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized at September 30, 2015 and December 31, 2014; 0 shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock: $0.00001 par value; 175,000,000 shares authorized at September 30, 2015 and December 31, 2014; 30,218,094 and 20,370,624 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	287,113	204,969
Treasury stock, at cost, 8,463 shares	(162)	(162)
Accumulated other comprehensive loss	(7)	(56)
Accumulated deficit	(141,532)	(100,673)
Total stockholders' equity	145,412	104,078
Total liabilities and stockholders' equity	$159,588	$110,995

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Operating expenses:
Research and development	$15,790	$6,648	$30,477	$18,330
General and administrative	3,888	2,936	10,986	9,003
Total operating expenses	19,678	9,584	41,463	27,333
Operating loss	(19,678)	(9,584)	(41,463)	(27,333)
Other income (expense):
Interest income (expense), net	139	56	350	125
Reimbursements from Aerpio	64	180	254	544
Net loss	$(19,475)	$(9,348)	$(40,859)	$(26,664)
Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(19,475)	$(9,348)	$(40,859)	$(26,664)
Accretion on preferred stock	—	—	—	(86,899)
Net loss applicable to common stockholders	$(19,475)	$(9,348)	$(40,859)	$(113,563)
Net loss per share applicable to common stockholders—basic and diluted	$(0.68)	$(0.47)	$(1.62)	$(8.16)
Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	28,784,231	19,691,167	25,175,077	13,920,651
Comprehensive loss:
Net loss	$(19,475)	$(9,348)	$(40,859)	$(26,664)
Other comprehensive loss - unrealized loss on securities	20	(43)	(7)	(52)
Comprehensive loss	$(19,455)	$(9,391)	$(40,866)	$(26,716)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended
	September 30, 2015	September 30, 2014
Operating activities:
Net loss	$(40,859)	$(26,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	85	33
Amortization of premium/discount on investments	418	124
Stock-based compensation expense	3,386	5,125
Changes in operating assets and liabilities:
Accounts receivable	34	78
Prepaid expenses and other current assets	190	(688)
Accounts payable and accrued expenses	7,276	3,683
Other liabilities	(25)	29
Net cash used in operating activities	(29,495)	(18,280)
Investing activities:
Purchase of equipment	(342)	(208)
Proceeds from maturities of available for sale securities	49,547	6,990
Purchases of available for sale securities	(64,531)	(64,497)
Net cash used in investing activities	(15,326)	(57,715)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	78,579	104,293
Proceeds from employee stock purchase plan	109	—
Proceeds from the exercise of stock options	70	—
Repurchase of treasury stock	—	(79)
Payments received on promissory notes issued in exchange for shares of common stock	—	237
Payments on capital lease obligations	(5)	(3)
Net cash provided by financing activities	78,753	104,448
Increase in cash and cash equivalents	33,932	28,453
Cash and cash equivalents at beginning of period	32,780	21,215
Cash and cash equivalents at end of period	$66,712	$49,668
Non-cash financing activities:
Accretion of preferred stock to redemption value	$—	$86,899
Unpaid initial public offering issuance costs	$—	$15,000
Assets acquired under capital lease	$12	$12

See accompanying notes to unaudited condensed consolidated financial statements

Akebia Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2015

1. Nature of Organization and Operations

Akebia Therapeutics, Inc. (Akebia, or the Company) is a biopharmaceutical company focused on delivering innovative therapies to patients with kidney disease through the biology of hypoxia-inducible factor, or HIF. HIF is the primary regulator of the production of red blood cells in the body and a potentially novel mechanism of treating anemia. The Company’s lead product candidate, vadadustat, formerly known as AKB-6548, is being developed as a once-daily oral therapy and has successfully completed Phase 2 development demonstrating that vadadustat can safely and predictably raise hemoglobin levels in patients with anemia related to chronic kidney disease.

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

In August 2015, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co. to periodically sell up to $50 million of shares of the Company’s common stock in “at-the-market” (ATM) offerings.  During the third quarter of 2015, the Company sold 1,311,562 shares of common stock pursuant to the Sales Agreement.  The aggregate net proceeds received by the Company were approximately $14.2 million, net of commissions.

The Company believes that it can continue as a going concern as its cash resources of approximately $157.5 million at September 30, 2015 will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months.  There can be no assurance, however, that the current operating plan will be achieved in the timeframe anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all.

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

2. Summary of Significant Accounting Policies

Conversion of Redeemable Preferred Stock

Upon the closing of the Company’s IPO on March 25, 2014, all outstanding shares of convertible redeemable preferred stock converted into 12,115,183 shares of common stock. The Company’s preferred stock was redeemable at the greater of fair value or the original issuance price.  The Company recorded $86.9 million of accretion on the preferred stock in the period from January 1, 2014 through the date of the closing of its IPO which represents the difference in the carrying value at December 31, 2013 and the fair value of the preferred stock just prior to conversion into common stock.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Akebia Therapeutics Securities Corporation and Akebia Europe Limited.  All intercompany balances and transactions have been eliminated in consolidation.  These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these condensed consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: percent complete for clinical accruals, stock-based compensation expense, fair value of common stock and preferred stock and the Company’s other equity instruments (in periods prior to the IPO), accrued expenses, prepaid expenses and income taxes.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available for sale securities with original maturities of three months or less at the time of purchase. At September 30, 2015, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available-for-sale which are included in current assets as they are intended to fund current operations. The Company carries available-for-sale securities at fair value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business.   Based on these considerations, the Company did not identify any other-than-temporary unrealized losses at September 30, 2015. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income (expense), net” within the Condensed Consolidated Statements of Operations and Comprehensive Loss. We also include in net investment income, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method, and includes interest and dividends on securities in interest income.

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

The Company enters into consulting, research and other agreements with consulting firms, researchers, universities and others for the provision of goods and services. Under such agreements, the Company may pay for services on an hourly, monthly, quarterly, project or other basis. Such arrangements are generally cancellable upon reasonable notice and payment of costs incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided to us by the Company’s clinical sites and vendors. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on behalf of the Company.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of September 30, 2015 and December 31, 2014, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

The Black-Scholes option pricing model requires the input of certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of a public market for the trading of the Company’s common stock and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company is in the product development stage with no revenue and the representative group of companies has certain similar characteristics to the Company. The Company believes the group selected has sufficient similar economic and industry characteristics, and includes companies that are most representative of the Company.  The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. For options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock, which is similar to the Company’s peer group.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash, investments and accounts receivable are the only financial instruments that potentially subject the Company to concentrations of credit risk. At September 30, 2015 and December 31, 2014, all of the Company’s cash was deposited in accounts at two principal financial institutions. The Company maintains its cash with high quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

The following is the summary of property and equipment and related accumulated depreciation as of September 30, 2015 and December 31, 2014.

	Useful Life	September 30, 2015	December 31, 2014
		(in thousands)
Computer equipment and software	3	$237	$99
Furniture and fixtures	5	243	117
Equipment	7	46	6
Leasehold improvements	Shorter of the useful life or remaining lease term (3 years)	64	27
Office equipment under capital lease	3	24	12
		614	261
Less accumulated depreciation		(135)	(51)
Net property and equipment		$479	$210

Depreciation expense, including expense associated with assets under capital leases, was approximately $35,000 and $13,000 for the three months ended September 30, 2015 and 2014, respectively and $85,000 and $33,000 for the nine months ended September 30, 2015 and 2014, respectively.

3. Available for sale securities

Available for sale securities at September 30, 2015 and December 31, 2014 consist of the following:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2015
Cash and cash equivalents:
Cash and money market account	$66,712	$—	$—	$66,712
Total cash and cash equivalents	$66,712	$—	$—	$66,712
Available for sale securities:
Certificates of deposit	$20,170	—	—	$20,170
U.S. Government debt securities	48,531	15	(6)	48,540
Corporate debt securities	22,060	5	(21)	22,044
Total available for sale securities	$90,761	$20	$(27)	$90,754
Total cash, cash equivalents, and available for sale securities	$157,473	$20	$(27)	$157,466

The estimated fair value of the Company’s available for sale securities balance at September 30, 2015, by contractual maturity, is as follows:

Due in one year or less	$39,783
Due after one year	50,971
Total available for sale securities	$90,754

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2014
Cash and cash equivalents:
Cash and money market account	$32,780	$—	$—	$32,780
Total cash and cash equivalents	$32,780	$—	$—	$32,780
Available for sale securities:
Certificates of deposit	$13,429	—	—	$13,429
U.S. Government debt securities	38,412	1	(28)	38,385
Commercial paper	2,499	—	—	2,499
Corporate debt securities	21,854	3	(32)	21,825
Total available for sale securities	$76,194	$4	$(60)	$76,138
Total cash, cash equivalents, and available for sale securities	$108,974	$4	$(60)	$108,918

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

Assets measured or disclosed at fair value on a recurring basis as of September 30, 2015 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$66,712	$—	$—	$66,712
Certificates of deposit	—	20,170	—	20,170
U.S. Government debt securities	—	48,540	—	48,540
Corporate debt securities	—	22,044	—	22,044
	$66,712	$90,754	$—	$157,466

The Company’s corporate debt securities are all investment grade.

Assets measured or disclosed at fair value on a recurring basis as of December 31, 2014 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$32,780	$—	$—	$32,780
Certificates of deposit	—	13,429	—	13,429
U.S. Government debt securities	—	38,385	—	38,385
Commercial paper	—	2,499	—	2,499
Corporate debt securities	—	21,825	—	21,825
	$32,780	$76,138	$—	$108,918

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2015 and December 31, 2014.

Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would result in material changes in the fair value of investments.

5. Accrued Expenses

Accrued expenses are as follows:

	September 30,	December 31,
	2015	2014
	(in thousands)
Professional fees	$5,785	$2,460
Accrued bonus	1,240	1,286
Accrued vacation	258	177
Accrued severance	29	179
Accrued payroll	582	213
Other	999	549
Total accrued expenses	$8,893	$4,864

In August 2014, the Company entered into a separation agreement with an employee. The Company records the expense and liability associated with the separation agreement ratably over the period from August 5, 2014 through December 31, 2015 because the severance payments are subject to continued service and forfeiture until December 31, 2015. During the third quarter of 2015, the Company recorded severance expense in the amount of approximately $73,000, which was recorded to research and development expense.  During the first nine months of 2015, approximately $287,000 was paid out of the severance accrual. Payments under this separation agreement will be paid out through December 2015.

6. Stockholders’ Equity

As of September 30, 2015, the authorized capital stock of the Company included 175,000,000 shares of common stock, par value $0.00001 per share and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share.

On March 6, 2014, the Company effected a 1.75-for-1 stock split of its outstanding common stock. Unless otherwise indicated, all share data and per share amounts in these condensed consolidated financial statements have been retroactively adjusted to reflect the stock split, as well as any stock splits that occurred in periods prior to March 6, 2014.

Reserved for Future Issuance

As of September 30, 2015 and December 31, 2014 based on the authorized shares for each series, the Company has reserved the following shares of common stock for future issuance:

	September 30,	December 31,
	2015	2014
Options to purchase common stock	2,251,908	1,526,346
Shares available for future issuance	1,342,719	1,549,154
Total	3,594,627	3,075,500

7. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three and nine months ended September 30, 2015 and 2014. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

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

At September 30, 2015, the Company’s future minimum payments required under these leases are as follows:

	Operating	Capital
	Lease	Lease	Total
	(in thousands)
2015	$230	$2	$232
2016	936	8	944
2017	—	5	5
2018	—	1	1
Total	$1,166	16	$1,182
Less amount representing interest		—
Present value of minimum lease payments at September 30, 2015		$16

The Company recorded approximately $0.2 million and $0.1 million in rent expense for the three months ended September 30, 2015 and 2014, respectively, and approximately $0.6 million and $0.3 million in rent expense for the nine months ended September 30, 2015 and 2014, respectively.

The Company contracts with various organizations to conduct research and development activities with remaining contract costs to the Company of approximately $19.6 million and $4.3 million at September 30, 2015 and December 31, 2014, respectively. The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances the contracts may be cancelled by the third party upon written notice.

In September 2015, a purported securities class action lawsuit was filed against the Company, including its Chief Executive Officer, its Chief Financial Officer, and members of its Board of Directors, in the Business Litigation Section of the Suffolk County Superior Court of Massachusetts.  The complaint is brought on behalf of an alleged class of those who purchased common stock of the Company pursuant or traceable to our initial public offering, and purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”).  The complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the Phase 2b clinical study of vadadustat.  The complaint seeks, among other relief, unspecified compensatory damages, rescission of certain stock purchases, attorneys’ fees, and costs.  In October 2015, we removed the case to the United States District Court for the District of Massachusetts, and the plaintiff filed a motion to remand the case back to the Business Litigation Section of the Suffolk County Superior Court of Massachusetts.  The plaintiff’s motion to remand is currently pending.  The Company believes such claims are without merit, and will engage in a vigorous defense of such litigation.

The Company is not able to predict the outcome of the lawsuit described above or estimate the amount or range of any possible loss the Company might incur if the Company does not prevail in the final, non-appealable determination of this lawsuit.  Therefore, we have not accrued any amounts in connection with this lawsuit.

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

As of September 30, 2015, the total number of common shares that may be issued under all equity award plans is 3,594,627 and 1,342,719 shares remain available for future grants.

In August 2014, the Company entered into both a separation agreement with an employee and a consulting agreement for continued services to the Company upon the separation date of December 31, 2014.  As a result of the change in employment status to a consultant effective January 1, 2015, the Company recorded approximately $0.3 million of stock compensation expense during the first nine months of 2015.

During the first nine months of 2015, the Company granted 913,050 stock options to employees, 35,000 stock options to directors and 27,875 RSUs to employees.

Stock Options

On March 6, 2015, the Company issued 479,750 stock options to employees. Options granted by the Company vest over periods of between 12 and 48 months.  Options vest in installments of (i) 25% at the one year anniversary and (ii) in either 36 or 48 equal monthly or 12 equal quarterly installments beginning in the thirteenth month after the initial Vesting Commencement Date (as defined) or grant date, subject to the employee’s continuous service with the Company. Options generally expire ten years after the date of grant.

Restricted Stock

On December 23, 2013, the Company issued 450,224 shares of restricted stock to employees and 79,067 shares of restricted stock to non-employees at a grant date fair value of $7.42 per share.  The aggregate grant date fair value for the shares of restricted stock issued on December 23, 2013 totaled approximately $3.9 million. The awards of restricted stock contained a performance condition wherein vesting is contingent upon the Company’s consummation of a liquidity event, as defined, prior to the fifth anniversary of the date of grant. Certain of the awards of restricted stock have a requisite service period that was complete upon grant. The remainder of the awards of restricted stock have a requisite service period of four years whereby the award vests 25% on the one year anniversary of the Vesting Commencement Date (as defined), then ratably on the first day of each calendar quarter for 12 quarters, subject to continuous service by the individual and achievement of the performance target. Due to the nature of the performance condition, the Company had concluded that the performance condition was not probable of achievement and therefore, recognition of compensation cost had been deferred until the occurrence of a liquidity event, as defined.  The liquidity event occurred upon the closing of the Company’s IPO on March 25, 2014.  Accordingly, the Company recognized $0.1 million of compensation expense on March 25, 2014 related to the restricted stock awards with a requisite service period that was complete upon grant.  Compensation expense related to the remainder of the restricted stock awards is being recognized over the associated requisite service period commencing on March 25, 2014. The Company recorded approximately $61,000 of stock-based compensation expense related to restricted stock during the third quarter of 2015 and approximately $0.6 million of stock-based compensation during the first nine months of 2015.

Restricted Stock Units

On March 6, 2015, the Company issued 27,875 RSUs to employees.  The RSUs vest 100% on the three year anniversary.  Total stock-compensation expense to be recognized over the life of the RSUs is $0.3 million and will be recognized on a straight-line basis over the vesting period. The Company recorded approximately $13,000 of stock-based compensation expense related to the RSUs during the third quarter of 2015 and approximately $44,000 of stock-based compensation during the first nine months of 2015.

Compensation Expense Summary

The Company has recognized the following compensation cost related to share-based awards:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)		(in thousands)
Research and development	$468	$583	$1,431	$2,490
General and administrative	694	652	1,955	2,635
Total	$1,162	$1,235	$3,386	$5,125

Compensation expense by type of award:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)		(in thousands)
Stock options	$1,065	$554	$2,673	$1,330
Restricted stock	61	681	604	3,795
Restricted stock units	13	—	44	—
Employee stock purchase plan	23	—	65	—
Total	$1,162	$1,235	$3,386	$5,125

Included in the compensation expense for the nine months ended September 30, 2014, is approximately $1.0 million related to the modification of awards in connection with an employee separation agreement in the first quarter of 2014.

10. Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Numerator:
Net loss	$(19,475)	$(9,348)	$(40,859)	$(26,664)
Accretion on preferred stock	—	—	—	(86,899)
Net loss applicable to common stockholders	$(19,475)	$(9,348)	$(40,859)	$(113,563)

Denominator:
Weighted-average number of common shares – basic and diluted	28,784,231	19,691,167	25,175,077	13,920,651
Net loss per share applicable to common stockholders – basic and diluted	$(0.68)	$(0.47)	$(1.62)	$(8.16)

The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Outstanding stock options	2,251,908	1,596,538	2,251,908	1,596,538
Unvested restricted stock	265,402	563,810	265,402	563,810
Unvested restricted stock units	24,425	—	24,425	—
Total	2,541,735	2,160,348	2,541,735	2,160,348

11. Employee Retirement Plan

During 2008, the Company established a retirement plan (the Plan) authorized by Section 401(k) of the Internal Revenue Code. In accordance with the Plan, all employees who have attained the age of 21 are eligible to participate in the Plan as of the first Entry Date, as defined, following their date of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary, contributions in the amount of approximately $71,000 and $0 were made during the three months ended September 30, 2015 and 2014, respectively.

12. Subsequent Event

During the period October 1, 2015 through November 5, 2015, the Company sold an additional 372,058 shares pursuant to the Sales Agreement with Cantor Fitzgerald & Co.  The aggregate net proceeds received by the Company were approximately $3.9 million, net of commissions.

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

Our Product Candidates

Vadadustat (formerly known as AKB-6548)

Our lead product candidate, vadadustat, is being developed as a once-daily, oral therapy. Vadadustat works by a differentiated mechanism of action that we believe has the potential to be safer than that of injectable recombinant protein erythropoiesis stimulating agents, or rESAs. This novel mechanism of action is referred to as HIF prolyl-hydroxylase, or HIF-PH, inhibition. Instead of binding directly to the erythropoietin, or EPO, receptors on cells in the bone marrow, vadadustat leads to activation of critical pathways for hemoglobin and RBC production. This approach mimics the physiological adjustment made by the body when exposed to reduced oxygen levels at higher altitudes.

Anemia is a serious medical condition in which blood is deficient in RBCs and hemoglobin, both of which are critical in delivering oxygen to tissue. Anemia generally exists when hemoglobin, a protein in RBCs that carries oxygen, is less than 13 g/dL in men or 12 g/dL in women. Untreated anemia is associated with chronic fatigue, increased risk of progression of multiple diseases and death. Anemia is common in patients with chronic kidney disease (CKD), cancer, heart failure, inflammatory diseases and other critical illnesses, as well as in the elderly.

We have successfully completed Phase 2 development of vadadustat, an oral therapy for the treatment of anemia related to CKD in both non-dialysis and dialysis patients.  Positive results from our Phase 2b study in non-dialysis patients demonstrated that vadadustat raised hemoglobin levels with no safety signal observed.  We have obtained agreement with United States and European regulatory authorities regarding the design of our Phase 3 vadadustat program, PRO2TECTTM, in non-dialysis patients with anemia related to CKD, and plan to initiate by year end.  If the results from the PRO2TECTTM Phase 3 program support the results observed across our previous clinical studies with a combined total of 29,000 days of patient exposure, we anticipate submitting a New Drug Application, or NDA, for vadadustat in the United States by 2019.

We have also completed a Phase 2 study of vadadustat for the treatment of anemia in patients undergoing dialysis, the second indication we plan to pursue. We expect to initiate this Phase 3 vadadustat program, INNO2VATETM, in dialysis-dependent patients in 2016.

We own worldwide rights to vadadustat. If approved by regulatory authorities, we plan to commercialize vadadustat in the United States ourselves and intend to seek one or more collaborators to commercialize the product candidate in additional markets.

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

Operating Overview

Since our inception in 2007, we have devoted the largest portion of our resources to our development efforts relating to vadadustat, including preparing for and conducting clinical studies of vadadustat, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through our IPO, our follow-on public offering, our at-the-market offerings and the private placements of preferred stock, common stock and convertible notes.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $40.9 million and $26.7 million for the nine months ended September 30, 2015 and 2014, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant operating expenses and increased operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	Prepare for and initiate a global Phase 3 development program of vadadustat for the treatment of anemia secondary to CKD;
●	seek regulatory approvals for our product candidates that successfully complete clinical trials;
●	have our product candidates manufactured for clinical trials and for commercial sale;
●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
●	continue preclinical and clinical development of AKB-6899;
●	initiate additional preclinical, clinical or other studies for additional indications for AKB-6548, AKB‑6899 and other product candidates that we may develop or acquire;
●	seek to discover and develop additional product candidates;
●	acquire or in-license other commercial products, product candidates and technologies;
●	make royalty, milestone or other payments under any future in-license agreements;
●	maintain, protect and expand our intellectual property portfolio;
●	attract and retain skilled personnel; and
●	create additional infrastructure to support our operations as a public company.

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

In August 2015, we entered into a Sales Agreement with Cantor Fitzgerald & Co. to periodically sell up to $50 million of shares of our common stock in ATM offerings.  During the third quarter of 2015, the Company sold 1,311,562 shares of common stock pursuant to the Sales Agreement.  The aggregate net proceeds received by the Company were approximately $14.2 million, net of commissions.

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

The duration, costs and timing of clinical studies and development of our product candidates will depend on a variety of factors, including:

•	the results of our meetings with the FDA and the EMA and other regulatory authorities and the consequential effect on our study design, study size and resulting operating costs;
•	the scope, design (including the use of an active comparator), size, rate of progress, results and costs of initiating and completing our global Phase 3 development of vadadustat;
•	difficulties or delays in enrolling patients in our clinical trials;
•

assuming favorable Phase 3 clinical results, the timing or, and the costs involved in, obtaining regulatory approvals for vadadustat in dialysis and non-dialysis indications, including to fund the preparation and filing of regulatory submissions for vadadustat with the FDA, the EMA and other regulatory authorities, and whether we will seek regulatory approval for both indications simultaneously;

•	the cost, timing and outcome of our efforts to obtain marketing approval for vadadustat in the United States, Europe and in other jurisdictions;

•

the scope, progress, results and costs of additional preclinical, clinical, or other studies for additional indications for vadadustat, AKB-6899 and other product candidates that we may develop or acquire;

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

•	unanticipated changes to laws or regulations applicable to our clinical trials;

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

From inception through September 30, 2015, we have incurred $107.6 million in research and development expenses. We plan to increase our research and development expenditures for the foreseeable future as we continue the development of vadadustat and AKB-6899. Our current and planned research and development activities include the following:

●	We plan to initiate a Phase 3 development program for vadadustat in 2015 for anemia secondary to CKD in patients not on dialysis.
●	We plan to initiate a Phase 3 development program for vadadustat in 2016 for anemia secondary to CKD in patients on dialysis.
●	We intend to submit an IND for AKB-6899 in the fourth quarter of 2015.

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

We estimate the fair value of our stock-based awards of options to purchase shares of common stock to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of the expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of a public market for the trading of our common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to our company, including stage of product development and life science industry focus. We are a company in the product development stage with no revenue and the representative group of companies has certain similar characteristics. We believe the group selected has sufficient similar economic and industry characteristics, and includes companies that are most representative of our company. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as we do not expect substantially different exercise or post-vesting termination behavior among our employee population. For options granted to non-employees, we utilize the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock, similar to our peer group. We estimate grant date fair value of restricted stock awards with corresponding promissory notes using the Black-Scholes option pricing model. Post IPO, the grant date fair value of restricted stock award grants without a promissory note and awards of common stock has been based on the estimated value of our common stock at the date of grant.

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

Stock-based compensation expense totaled approximately $1.2 million for the three months ended September 30, 2015 and 2014, and approximately $3.4 million and $5.1 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

	Three months ended		Increase
	September 30, 2015	September 30, 2014	(Decrease)
	(In Thousands)
Operating expenses:
Research and development	$15,790	$6,648	$9,142
General and administrative	3,888	2,936	952
Total operating expenses	(19,678)	(9,584)	10,094
Loss from operations	(19,678)	(9,584)	10,094
Other income (expense), net	203	236	(33)
Net loss	$(19,475)	$(9,348)	$10,127

Research and Development Expenses. Research and development expenses were $15.8 million for the three months ended September 30, 2015, compared to $6.6 million for the three months ended September 30, 2014, an increase of $9.1 million. The increase was primarily due to the following:

(in millions)

Completion of Phase 2 study for the treatment of anemia in patients undergoing dialysis	$(0.7)
Completion of Phase 2b study in non-dialysis patients with anemia related to CKD	(1.1)
Preparation of the Phase 3 study in non-dialysis patients with anemia related to CKD	7.2
Regulatory activities	0.4
Other clinical and non- clinical	1.0
Total increase related to the continued development of AKB-6548	6.8

Drug development for AKB-6899	0.4
Manufacture of drug substance and drug product	0.2
Headcount and consulting	1.1
Stock compensation	(0.1)
Other	0.7
Total net increase	$9.1

General and Administrative Expenses. General and administrative expenses were $3.9 million for the three months ended September 30, 2015, compared to $2.9 million for the three months ended September 30, 2014. The increase of $1.0 million was primarily due to the following expense increases:  $0.6 million of wage and personnel-related costs due to increased headcount, $0.2 million of stock-based compensation, $0.1 million in commercial planning costs and $0.3 million related to facilities.

Other Income, Net. Other income, net, was $0.2 million for the three months ended September 30, 2015 and September 30, 2014. Other income, net for the three months ended September 30, 2015 is primarily related to $0.1 million of interest income and $0.1 million related to reimbursements from Aerpio for employee-related costs.  Other income, net for the three months ended September 30, 2014, is primarily related to reimbursements from Aerpio for employee-related costs. Under the terms of the administrative services agreements entered into upon disposition of Aerpio in 2011, we and Aerpio obtain from, and provide to, each other certain services.

Comparison of the Nine Months Ended September 30, 2015 and 2014

	Nine months ended		Increase
	September 30, 2015	September 30, 2014	(Decrease)
	(In Thousands)
Operating expenses:
Research and development	$30,477	$18,330	$12,147
General and administrative	10,986	9,003	1,983
Total operating expenses	41,463	27,333	14,130
Loss from operations	(41,463)	(27,333)	14,130
Other income, net	604	669	(65)
Net loss	$(40,859)	$(26,664)	$14,195

Research and Development Expenses. Research and development expenses were $30.5 million for the nine months ended September 30, 2015, compared to $18.3 million for the nine months ended September 30, 2014, an increase of $12.1 million. The increase was primarily due to the following:

(in millions)

Phase 2 study for the treatment of anemia in patients undergoing dialysis	$0.5
Completion of Phase 2b study in non-dialysis patients with anemia related to CKD	(3.8)
Preparation of the Phase 3 study in non-dialysis patients with anemia related to CKD	7.7
Regulatory activities	0.9
Other clinical and non- clinical	1.2
Total increase related to the continued development of AKB-6548	6.5

Drug development for AKB-6899	2.1
Headcount and consulting	2.9
Patent costs	0.5
Stock compensation	(1.1)
Other	1.2
Total net increase	$12.1

General and Administrative Expenses. General and administrative expenses were $11.0 million for the nine months ended September 30, 2015, compared to $9.0 million for the nine months ended September 30, 2014. The increase of $2.0 million was primarily due to the following expense increases:  $1.7 million of wage and personnel-related costs due to increased headcount, $0.7 million in commercial planning costs and $0.7 million related to insurance and facilities partially offset by the following expense decreases: $0.7 million of stock-based compensation and $0.3 million of public company related costs.

Other Income, Net. Other income, net, was $0.6 million for the nine months ended September 30, 2015, compared to $0.7 million for the nine months ended September 30, 2014. Other income, net for the nine months ended September 30, 2015 is primarily related to $0.3 million of interest income and $0.3 million related to reimbursements from Aerpio for employee-related costs.  Other income net for the nine months ended September 30, 2014 is primarily related to reimbursements from Aerpio for employee-related costs. Under the terms of the administrative services agreements entered into upon disposition of Aerpio in 2011, we and Aerpio obtain from, and provide to, each other certain services.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of September 30, 2015, we had an accumulated deficit of $141.5 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally from the sale of common stock and preferred stock. As of September 30, 2015, we had cash and cash equivalents and available for sale securities of approximately $157.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities and stated at fair value, are also available as a source of liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine months ended
	September 30, 2015	September 30, 2014
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(29,495)	$(18,280)
Investing activities	(15,326)	(57,715)
Financing activities	78,753	104,448
Net increase (decrease) in cash and cash equivalents	$33,932	$28,453

Operating Activities. The net cash used in operating activities was $29.5 million for the nine months ended September 30, 2015 and consisted primarily of a net loss of $40.9 million adjusted for non-cash items, including stock-based compensation expense of $3.4 million and amortization of premium/discount on investments of $0.4 million and a net increase in operating assets and liabilities of $7.5 million. The significant items in the change in operating assets and liabilities include an increase in accounts payable and accrued expenses of approximately $7.3 million and a decrease in prepaid expenses and other current assets of $0.2 million. The increase in accounts payable and accrued expenses is primarily driven by accrued clinical and non-clinical study costs associated with vadadustat and AKB-6899. The decrease in prepaid expenses and other current assets is primarily related to prepaid clinical and non-clinical study costs associated with vadadustat and AKB-6899.

The net cash used in operating activities was $18.3 million for the nine months ended September 30, 2014 and consisted primarily of a net loss of $26.7 million adjusted for non-cash items, including stock-based compensation expense of $5.1 million and a net increase in operating assets and liabilities of $3.1 million.  The significant items in the change in operating assets and liabilities include increases in accounts payable and accrued expense of $3.7 million, offset by an increase in prepaid expenses, other current assets and other assets of $0.6 million.  The increase in accounts payable and accrued expenses is driven by clinical, non-clinical and TQT study costs associated with vadadustat as well as wage and personnel-related costs due to increased headcount.  The increase in prepaid expenses, other current assets and other assets is primarily related to directors and officers insurance.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2015 was $15.3 million and was comprised primarily of purchases of available for sale securities of $64.5 million and purchases of equipment of $0.3 million, offset by proceeds from the maturities of available for sale securities of $49.5 million.

Net cash used in investing activities for the nine months ended September 30, 2014 was $57.7 million and was comprised primarily of purchases of available for sale securities of $64.5 million and purchases of equipment of $0.2 million, offset by proceeds from the maturities of available for sale securities of $7.0 million.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2015 was $78.8 million and consisted primarily of net proceeds from the issuance of common stock in connection with our follow-on public offering and sales of common stock pursuant to our ATM facility.

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

Our existing cash and cash equivalents and available for sale securities, together with the proceeds we expect to receive from our ATM offerings, are sufficient to fund our projected operating requirements into the fourth quarter of 2016. However, we may require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates. If and until we can generate a sufficient amount of revenue from our products, we expect to finance future cash needs through public or private equity or debt offerings. There can be no assurance that additional funds will be available to us on acceptable terms or at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

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

Off-Balance Sheet Arrangements

As of September 30, 2015 we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents and available for sale securities of $157.5 million and $108.9 million, respectively, primarily money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of September 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other

Item 1. Legal Proceedings

Shareholder Litigation

In September 2015, a purported securities class action lawsuit was filed against the Company, including its Chief Executive Officer, its Chief Financial Officer, and members of its Board of Directors, in the Business Litigation Section of the Suffolk County Superior Court of Massachusetts.  The complaint is brought on behalf of an alleged class of those who purchased common stock of the Company pursuant or traceable to our initial public offering, and purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”).  The complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the Phase 2b clinical study of vadadustat.  The complaint seeks, among other relief, unspecified compensatory damages, rescission of certain stock purchases, attorneys’ fees, and costs.  In October 2015, we removed the case to the United States District Court for the District of Massachusetts, and the plaintiff filed a motion to remand the case back to the Business Litigation Section of the Suffolk County Superior Court of Massachusetts.  The plaintiff’s motion to remand is currently pending.  The Company believes such claims are without merit, and will engage in a vigorous defense of such litigation.

Opposition Proceeding Against Our ’005 Patent

In July 2011, a third party filed an opposition to our issued European Patent No. 2044005, or the ’005 Patent. During the oral proceedings, which took place on April 10, 2013, the Opposition Division of the European Patent Office maintained the ’005 Patent on the basis of the third auxiliary request filed during the oral proceedings. This decision resulted in the maintenance of a claim directed to a compound chosen from a group of eight compounds, including vadadustat, as well as claims to compositions and methods for treating various diseases, including, but not limited to, anemia. Both parties have appealed the decision of the Opposition Division and final resolution of the opposition proceedings will likely take a year or more. We cannot be assured of the breadth of the claims that will remain in the ’005 Patent or that the patent will not be revoked in its entirety.

Opposition and Invalidity Proceedings Against FibroGen Inc.

As explained in more detail below, we have had some positive developments in our opposition and invalidity proceedings against FibroGen, Inc., or FibroGen.  With regard to the opposition that we filed in Europe against FibroGen’s European Patent No. 1463823, or the ’823 patent, the European Opposition Division issued a non-binding preliminary opinion that none of FibroGen’s ’823 patent claims meet the requirements for patentability.  Likewise, with regard to the invalidity proceeding that we filed in Japan against certain claims of FibroGen’s Japanese Patent No. 4804131, or the ’131 patent, which is the Japanese counterpart to the ’823 patent, the JPO issued a preliminary decision finding all of the challenged claims to be invalid.  To date, FibroGen has been unsuccessful in its attempts to obtain a patent in the United States covering the same claim scope as it obtained in Europe and Japan in the ’823 and ’131 patents.  In the event FibroGen were to obtain such patents in the United States, we may decide to challenge them like we have done in Europe and Japan.  On May 13, May 20, and July 6, 2015, we also filed oppositions to FibroGen’s European Patent Nos. 2322155, 1633333, and 2322153 respectively, requesting the patents be revoked in their entirety.

In June 2013, the European Patent Office granted the ’823 patent, to FibroGen. The ’823 patent claims, among other things, the use of a heterocyclic carboxamide compound selected from the group consisting of pyridine carboxamides, quinoline carboxamides, isoquinoline carboxamides, cinnoline carboxamides, and beta-carboline carboxamides that inhibits HIF-PH enzyme activity in the manufacture of a medicament for increasing endogenous EPO in the prevention, pretreatment or treatment of anemia. On December 5, 2013, we filed an opposition to the ’823 patent requesting that the ’823 patent be revoked in its entirety. On July 7, 2015, the European Opposition Division scheduled oral proceedings for March 1, 2016 (later rescheduled to March 8, 2016) and also issued a non-binding preliminary opinion that none of the ’823 patent’s claims met the requirements for patentability. While, for the reasons set forth in our opposition, we believe the ’823 patent should be revoked in its entirety, the ultimate outcome of the opposition remains uncertain. If the European Patent Office decides not to revoke the ’823 patent in its entirety, or only certain claims of the ’823 patent, and any surviving claims are determined to encompass our intended use of our lead product candidate, we may not be able to commercialize our lead product candidate in the European Union for its intended use, which could materially adversely affect our business, operating results and financial condition.

In August 2011, the Japanese Patent Office granted the ’131 patent, to FibroGen. The ’131 patent claims, among other things, the use of certain heterocyclic carboxamides selected from the group consisting of pyridine carboxamides, quinoline carboxamides, and isoquinoline carboxamides to treat anemia, wherein the heterocyclic carboxamides also suppress HIF prolyl hydroxylase. On June 2,

2014, we filed an invalidity proceeding in the Japanese Patent Office challenging the validity of the ’131 patent and requesting that certain claims be revoked in their entirety.  An oral hearing before the Japanese Patent Office was held on February 9, 2015, and on May 11, 2015 the Japanese Patent Office issued a preliminary decision finding all of the challenged claims to be invalid.  While, for the reasons set forth in our Request For Trial and subsequent briefing filed in that proceeding, we believe the ’131 patent should be revoked in its entirety, the ultimate outcome of the invalidity proceeding remains uncertain. If the Japanese Patent Office decides not to revoke the ’131 patent in its entirety, or only certain claims of the ’131 patent, and any surviving claims are determined to encompass our intended use of our lead product candidate, we may not be able to commercialize our lead product candidate in Japan for its intended use, which could materially adversely affect our business, operating results and financial condition.

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

We have incurred net losses each year since our inception, including net losses of $40.9 million for the nine months ended September 30, 2015, and $26.7 million for the nine months ended September 30, 2014. As of September 30, 2015, we had an accumulated deficit of $141.5 million. To date, we have not commercialized any products or generated any revenue from the sale of products, and we do not expect to generate any product revenue in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through our initial public offering, or IPO completed in March 2014, our follow-on offering completed in April 2015, our at-the-market offerings and private placements of our preferred stock. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our ability to obtain funding through equity or debt financings, strategic collaborations or grants. Our lead product candidate, vadadustat, recently completed Phase 2 development, and our other product candidate, AKB-6899, is in preclinical development. Therefore, we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market vadadustat, our future revenue will depend upon the size of any markets in which vadadustat has received approval, our ability to achieve sufficient market acceptance, the availability and extent of reimbursement from third-party payors and other factors.

We expect to continue to incur significant expenses and increased operating losses for the foreseeable future. We anticipate that our expenses will increase significantly if and as we:

●	prepare for and initiate a Phase 3 development program of vadadustat for the treatment of anemia secondary to CKD;
●	seek regulatory approvals for our product candidates that successfully complete clinical studies;
●	have our product candidates manufactured for clinical trials and for commercial sale;
●	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

●	initiate additional preclinical, clinical or other studies for additional indications for vadadustat, AKB‑6899 and other product candidates that we may develop or acquire;
●	seek to discover and develop additional product candidates;
●	acquire or in-license other commercial products, product candidates and technologies;
●	make royalty, milestone or other payments under any future in-license agreements;
●	maintain, protect and expand our intellectual property portfolio;
●	attract and retain skilled personnel; and
●	continue to create additional infrastructure to support our operations as a public company.

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

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investment.

We will require substantial additional financing. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

As of September 30, 2015, our cash and cash equivalents and available for sale securities were $157.5 million. We believe that we will continue to expend substantial resources for the foreseeable future developing vadadustat, AKB-6899 and any other product candidates that we may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. For example, we anticipate significant costs associated with our Phase 3 clinical studies of vadadustat for the treatment of anemia secondary to CKD.  In addition, other unanticipated costs may arise as a result of our decision to include certain elements in our Phase 3 programs. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

●	the results of our meetings with the FDA and the EMA and other regulatory authorities and the consequential effect on our study design, study size and resulting operating costs;
●	the scope, design (including the use of an active comparator), size, rate of progress, results and costs of initiating and completing our global Phase 3 development of vadadustat;
●	difficulties or delays in enrolling patients in our clinical trials;
●

assuming favorable Phase 3 clinical results, the timing or, and the costs involved in, obtaining regulatory approvals for vadadustat in dialysis and non-dialysis indications, including to fund the preparation and filing of regulatory submissions for vadadustat with the FDA, the EMA and other regulatory authorities, and whether we will seek regulatory approval for both indications simultaneously;

●	the cost, timing and outcome of our efforts to obtain marketing approval for vadadustat in the United States, Europe and in other jurisdictions;
●

the scope, progress, results and costs of additional preclinical, clinical, or other studies for additional indications for vadadustat, AKB-6899 and other product candidates that we may develop or acquire;

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

●	the extent to which we acquire or in-license other products, product candidates or technologies.

Based on our current operating plan, and absent any future financings or strategic partnerships, we believe that our existing cash and cash equivalents and available for sale securities at September 30, 2015 will be sufficient to fund our projected operating expenses and capital expenditure requirements into the fourth quarter of 2016. However, our operating plan may change as a result of many known and unknown factors, including those described above, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for vadadustat, AKB-6899 or any other product candidates that we develop or acquire, or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to product candidates on unfavorable terms to us.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and license, development and commercialization agreements with collaborators. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for vadadustat, AKB‑6899 or any other product candidates that we develop or acquire, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Risks Related to our Business and the Clinical Development, Regulatory Review and Approval of Vadadustat and AKB-6899

We depend heavily on the success of one product candidate, vadadustat, which has completed Phase 2 development. Even if we obtain favorable clinical results in our Phase 3 studies when they are initiated, we may not be able to obtain regulatory approval for, or successfully commercialize, vadadustat.

We currently have only one product candidate, vadadustat, in clinical development, and our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of that product candidate, which may never occur. We currently have no drug products for sale, generate no revenue from sales of any drugs, and may never be able to develop marketable drug products. Vadadustat, which has completed Phase 2b development, will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence its commercialization. Our other product candidate, AKB-6899, is in preclinical development. None of our product candidates has advanced into a pivotal study, and it may be months or even years before any such study is initiated. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years. Of the large number of drugs in development in the United States, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize vadadustat.

We are not permitted to market vadadustat in the United States until we receive approval from the FDA, or in any jurisdiction outside of the United States until we receive the requisite approval from regulatory authorities in such jurisdiction. As a condition to submitting a New Drug Application, or NDA, to the FDA for vadadustat regarding its ability to treat patients with anemia secondary to CKD, we must complete Phase 3 studies and any additional non-clinical or clinical studies required by the FDA. Vadadustat may not be successful in clinical trials or receive regulatory approval. Further, vadadustat may not receive regulatory approval even if it is successful in clinical trials. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process that typically takes many years following the completion of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, the safety concerns associated with injectable rESAs and the black box warnings in their prescribing information may affect the FDA’s review of the safety results of vadadustat. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that vadadustat will never obtain regulatory approval. The FDA may delay, limit or deny approval of vadadustat for many reasons, including, among others:

●	we may not be able to demonstrate that vadadustat is safe and effective in treating anemia secondary to CKD to the satisfaction of the FDA;
●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;
●	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;
●	the FDA may not approve the formulation, labeling or specifications we request for vadadustat;
●	the FDA may approve vadadustat for use only in a small patient population;
●	the FDA may require that we conduct additional clinical trials;
●	the contract research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
●	we may fail to perform in accordance with the FDA’s good clinical practice, or GCP, requirements;
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

In addition, similar reasons may cause the EMA or other regulatory authorities to delay, limit or deny approval of vadadustat outside the United States.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market vadadustat. Because our business is almost entirely dependent upon vadadustat, any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

Alternatively, even if we obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as we intend or desire or may require labeling that includes significant use or distribution restrictions or safety warnings. We may also be required to perform additional, unanticipated clinical trials to obtain approval or be subject to additional post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of a product or the FDA may require a risk evaluation and mitigation strategy, or REMS, for a product, which could impose restrictions on its distribution. Any of the foregoing scenarios could materially harm the commercial prospects for vadadustat or our other product candidates.

We have not yet obtained agreement with all regulatory authorities regarding the design of our Phase 3 studies.

We recently obtained agreement with both the FDA and the EMA on vadadustat’s global Phase 3 program in non-dialysis patients with anemia related to CKD; however, we have not yet obtained agreement with all regulatory authorities on the design of these studies, nor have we obtained agreement with any regulatory authority regarding our Phase 3 studies in dialysis patients with anemia related to CKD. A regulatory authority may suggest we include, or we may choose to include, certain elements in our Phase 3 development programs, such as any or all of the following:

•	a larger number of subjects in the program;
•	more subjects from certain geographic regions than currently planned;
•	a longer course of treatment than our current expectations;
•	additional or different endpoints from those currently planned; or
•	the simultaneous submission of Phase 3 data from our studies in dialysis and non-dialysis patients.

If we choose to change some or all of these elements in our Phase 3 development programs, the costs of our vadadustat development program could increase materially and the potential market introduction of vadadustat could be delayed or we could risk not obtaining regulatory authority approval even if the Phase 3 trials meet their primary endpoints. The regulatory authorities also may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will consider an NDA.

We cannot predict what additional requirements may be imposed by any regulatory authorities or how such requirements might delay or increase costs for our planned Phase 3 development program. Because our business is almost entirely dependent upon the successful development, regulatory approval, and commercialization of vadadustat, any such delay or increase in costs would have an adverse effect on our business.

We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our product candidates.

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends on the speed at which we can recruit patients to participate in testing our product candidates. Patients may be unwilling to participate in our clinical studies for vadadustat because of concerns from adverse events observed with injectable rESAs, other investigational agents and commercial products in CKD or for other reasons, including competitive clinical studies for similar patient populations. In addition, patients controlling their disease with injectable rESAs may be reluctant to participate in a clinical trial with an investigational drug. Finally, competition for clinical trial sites may limit our access to subjects appropriate for studies of vadadustat. As a result, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our development of vadadustat or termination of the clinical studies altogether.

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
●

availability of competing therapies and clinical studies and clinicians’ and patients’ perceptions as to the potential advantages of vadadustat in relation to available therapies or other products under development;

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

We currently expect to seek regulatory approval of vadadustat for the treatment of anemia secondary to CKD in major markets outside the United States, including the European Union. Our ability to successfully initiate, enroll and complete a clinical study in any country outside of the United States, should we attempt to do so, is subject to numerous risks unique to conducting business in international markets, including:

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

If we fail to successfully meet requirements for the conduct of clinical trials outside of the United States, we may be delayed in obtaining, or be unable to obtain, regulatory approval for vadadustat in countries outside of the United States.

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

Clinical drug development is a lengthy and expensive process with an uncertain outcome, and positive results from the clinical studies of vadadustat thus far are not necessarily predictive of the results of any future clinical trials of vadadustat. If we cannot replicate the positive results observed to date in our Phase 3 clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize vadadustat.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies may not be predictive of similar results in humans during clinical trials, and successful results from early or small clinical trials may not be replicated in later and larger clinical trials. For example, our encouraging preclinical and clinical results for vadadustat thus far do not ensure that the results of any future clinical trials will demonstrate similar results. Our planned Phase 3 development program will enroll a larger number of subjects and will treat subjects for longer periods than our prior trials, which will result in a greater likelihood that adverse events may be observed. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early stage development, and we may face similar setbacks. If the results of our ongoing or future clinical trials for vadadustat are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are safety concerns or adverse events, we may be prevented from or delayed in obtaining marketing approval for vadadustat.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the relevant IRBs at the sites at which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations, clinical trial sites or manufacturing facilities by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, changes in laws or regulations, or lack of adequate funding to continue the clinical trial. Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

The FDA’s policies may change and additional government regulations may be enacted. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

Risks Related to our Reliance on Third Parties

We rely on third parties to conduct preclinical and clinical studies for our product candidates. If they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates.

We relied on third-party CROs and other third parties to assist in managing, monitoring and otherwise carrying out our Phase 2 development of vadadustat. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators to conduct our clinical trials in the future, including our Phase 3 development program for vadadustat. As a result, the progress of our Phase 3 clinical studies may be impacted and we may incur significant added costs in identifying, qualifying and contracting with a new CRO. We compete with many other companies for the resources of these third parties. The third parties on whom we rely may terminate their engagements with us, and having to enter into alternative arrangements would delay development and commercialization of our product candidates.

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

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, resulting in additional losses and depriving us of potential product revenue. In addition, we will be using an active comparator for our Phase 3 clinical trials in CKD patients.  If our distributors are unable to obtain sufficient supply of the active comparator for any reason, our clinical trials may be extended, delayed, suspended or terminated.

We intend to rely on third parties to conduct some or all aspects of our product manufacturing, and these third parties may not perform satisfactorily.

We do not have any manufacturing facilities and do not expect to independently manufacture our product candidates for research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties to manufacture and supply drug product for our vadadustat clinical trials, and we expect to rely on third parties for the manufacture of clinical and commercial quantities of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

Also, these third parties may terminate their engagement with us. We have entered into an agreement with Evonik Corporation, or Evonik, for the manufacture of drug substance for the Phase 3 development program of vadadustat. If Evonik cannot perform as agreed or terminates their engagement with us, we may be required to find replacement manufacturers. We may incur significant delays and added costs in identifying, qualifying and contracting with any such replacement, as well as producing the drug substance. Also, we have engaged a second source for the production of drug substance for our clinical trials, which will result in additional costs. We also have arrangements in place for the manufacture of finished drug product for the Phase 3 development program.

Although we believe that there are several other manufacturers who also could manufacture our drug product if our current drug product manufacturer cannot perform as agreed or terminates their engagement with us, we may incur significant delays and added costs in identifying, qualifying, and contracting with another manufacturer. In addition, we have to enter into technical transfer agreements and share our know-how with such third-party manufacturers, which can be time-consuming and may result in delays. These delays could result in a suspension of our clinical trials or, if vadadustat is approved and marketed, a failure to satisfy patient demand.

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

We plan to commercialize vadadustat ourselves in the United States and will likely seek one or more strategic collaborators to commercialize vadadustat in additional markets. We face competition in seeking appropriate collaborators for our product candidates, and the negotiation process is time-consuming and complex. In order for us to successfully collaborate with a third party on our product candidates, potential collaborators must view these product candidates as economically valuable. Even if we are successful in our efforts to establish strategic collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic collaborations if, for example, development or approval of a product is delayed or sales of an approved product are disappointing. Any delay in entering into strategic collaboration agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

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

In July 2011, a third party filed an opposition to one of our issued European patents, European Patent No. 2044005, or the ’005 Patent. During the oral proceedings, which took place on April 10, 2013, the Opposition Division of the European Patent Office decided to maintain certain claims of the patent directed to a compound chosen from a group of eight compounds, including vadadustat, as well as claims to compositions and methods for treating various diseases including, but not limited to, anemia. Both parties have appealed the decision of the Opposition Division and final resolution of the opposition proceeding will likely take a year or more. We cannot be assured of the breadth of the claims that will remain in the ’005 Patent or that the patent will not be revoked in its entirety. If the European Patent Office decides to narrow the scope of the claims or revoke the ’005 Patent, we may not be able to establish a competitive advantage in the European Union in our market or successfully commercialize our product candidates in the European Union, which could materially adversely affect our business, operating results and financial condition.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in other countries. Our competitors have and will continue to undertake formal efforts to oppose the issuance of claims in our patent applications. We do not control decisions made by the United States Patent and Trademark Office, or US PTO, or equivalent bodies outside the United States. Even if our patents do successfully issue, third parties may challenge the validity, enforceability, inventorship, or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the US PTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For applications containing a claim not entitled to priority before March 16, 2013, there is greater level of uncertainty in the patent law with the passage of the America Invents Act (2011), which brings into effect significant changes to the U.S. patent laws and which introduces new procedures for challenging pending patent applications and issued patents. A primary change under this reform is creating a “first to file” system in the United States. This will require us to be cognizant of the time from invention to filing of a patent application.

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

There may be patents of third parties, including FibroGen, of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our drug candidates. Also, because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. Third parties, including FibroGen, may in the future claim that our product candidates and other technologies infringe upon these patents or others and may challenge our ability to commercialize vadadustat.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize vadadustat or AKB-6899. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or our intended methods of use, including patient selection methods, the holders of any such patent may be able to block or impair our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. We may also elect to enter into a license in order to settle litigation or in order to resolve disputes prior to litigation. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. Should a license to a third-party patent become necessary, we cannot predict whether we would be able to obtain a license or, if a license were available, whether it would be available on commercially reasonable terms. If such a license is necessary and a license under the applicable patent is unavailable on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

Even if we obtain marketing approval for vadadustat, AKB-6899 or any other product candidates that we may develop or acquire in the future, these product candidates may not gain market acceptance among physicians, third-party payors, patients and others in the medical community. In addition, market acceptance of any approved products depends on a number of other factors, including:

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. Additionally, we may be required to enter into contracts with third-party payors to obtain favorable formulary status. We may not be able to agree upon commercially reasonable terms with such third-party payors or provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Even if we obtain coverage for our product candidates, third-party payors may not establish adequate reimbursement amounts, which may reduce the demand for, or the price of, our products. If reimbursement is not available or limited, we may not be able to commercialize certain of our products. In addition, in the United States third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. As a result, significant uncertainty exists as to whether and how much third-party payors will provide reimbursement for newly approved drugs, which in turn will put pressure on the pricing of drugs.

In addition, if vadadustat is used in an outpatient dialysis facility, such facilities often receive fixed reimbursement for all dialysis services furnished to patients with end-stage renal disease, or ESRD. For example, Medicare payments to ESRD facilities for such services are based on a prospective payment system known as the basic case-mix adjusted composite payment system. These payments cover a bundle of items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs such as our product candidates. Patient and provider access to adequate coverage and reimbursement by government and private insurance plans is central to the acceptance of any products for which we receive regulatory approval. We may be unable to sell vadadustat, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment or if our costs of production increase faster than increases in reimbursement levels.

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

If vadadustat is approved and launched commercially, competing drugs may include EPOGEN® and Aranesp®, commercialized by Amgen, Procrit® and Eprex®, commercialized by Johnson & Johnson, and Mircera®, commercialized by Roche Holding Ltd., or Roche. We may face competition from potential new anemia therapies. There are several other HIF product candidates in various stages of active development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by such companies as FibroGen, in partnership with AstraZeneca PLC in the United States and China and with Astellas Pharma Inc. in Europe and Asia, Japan Tobacco International, GlaxoSmithKline plc and Bayer HealthCare AG. FibroGen/Astellas Pharma Inc., in particular, is currently in Phase 3 clinical development of its product candidate, FG-4592 (roxadustat). Some of these product candidates may enter the market as early as 2017. In addition, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce rESA utilization and thus limit the market for vadadustat if and when it is approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia, like sotatercept from Acceleron Pharma Inc, that may impact the market for anemia-targeted treatment.

Since rESAs are biologic products, the introduction of biosimilars into the rESA market in the United States will constitute additional competition for vadadustat if we are able to obtain approval for and commercially launch our product. A biosimilar product is a follow-on version of an existing, branded biologic product. The patents for the existing, branded product must expire in a given market before biosimilars may enter that market without risk of being sued for patent infringement. In addition, an application for a biosimilar product cannot be approved by the FDA until 12 years after the existing, branded product was approved under a Biologics License Application, or BLA. The patents for epoetin alfa, an rESA, expired in 2004 in the European Union, and the remaining patents have expired or will expire between 2012 and 2015 in the United States. Several biosimilar versions of rESAs are available for sale in the European Union and biosimilar versions of rESAs are currently being studied in clinical trials in the United States.

Many of our potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. Large and established companies such as Amgen and Roche, among others, compete in the market for drug products to treat anemia. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting pre-clinical testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing products before, or more effectively than, we do. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and be commercially successful. If we are not able to compete effectively against potential competitors, our business will not grow and our financial condition and operations will suffer.

Our products may cause undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.

Undesirable side effects caused by our products or even competing products in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. Last year we completed a Phase 2b study of vadadustat for the treatment of anemia secondary to CKD in patients not on dialysis. The incidence of the most common treatment emergent adverse events in the Phase 2b study were well balanced overall between the vadadustat and placebo treatment groups. There was a higher incidence of serious adverse events (SAEs) reported in the vadadustat treatment group, the most common being renal-related. Serious adverse events deemed to be possibly or probably related to vadadustat could have a material adverse effect on the development of our product candidates and our business as a whole. Our understanding of adverse events in future clinical trials of our product candidates may change as we gather more information, and additional unexpected adverse events may be observed in future clinical trials.

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

We also experience competition for the hiring of scientific and clinical personnel from universities, research institutions and other biopharmaceutical companies. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may become employed by companies other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to grow and pursue our business strategy will be limited.

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

As we seek to advance our product candidates through clinical trials and commercialization, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize vadadustat, if approved, and any other product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, product liability claims may result in:

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Our stock price has been and may continue to be volatile. Since our IPO in March 2014, the price of our common stock as reported on The NASDAQ Global Market has ranged from a low of $5.91 on August 25, 2015 to a high of $31.00 on June 20, 2014. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control.

In addition, the stock market has recently experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. As we operate in a single industry, we are especially vulnerable to the factors listed above to the extent that they affect our industry, markets or products. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price, and such an action has recently been filed against us. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

We and certain of our directors and executive officers are currently subject to securities class action litigation in connection with our initial public offering, which could result in substantial costs and divert management's attention.

A purported securities class action was filed against us and certain of our directors and executive officers alleging violation of federal securities laws. We believe such claims are without merit, and will engage in a vigorous defense of such litigation. In connection with such litigation, we could incur substantial costs and such costs and any related settlements or judgments may not be covered by insurance. We could also suffer an adverse impact on our reputation and a diversion of management's attention and resources, which could have a material adverse effect on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2015, we did not have any sales of unregistered securities.

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

There has been no material change in our planned use of the balance of the net proceeds from the offering described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. We invested the funds received in cash equivalents and other investments in accordance with our investment policy, and as of September 30, 2015, the remainder of the net proceeds is included in cash and cash equivalents and available for sale securities.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits.

Exhibits

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

99.1	Press Release issued by Akebia Therapeutics, Inc. on November 9, 2015 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: November 9, 2015	By:	/s/ John P. Butler
John P. Butler
Chief Executive Officer and President

Date: November 9, 2015	By:	/s/ Jason A. Amello
Jason A. Amello
Senior Vice President, Chief Financial Officer and Treasurer