Form 10-Q
period 2016-03-31
Akebia Therapeutics, Inc.
filed 2016-05-05
CIK 1517022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2016
Common Stock, $0.00001 par value	37,976,705

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, or PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Forward-looking statements involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

the projected timing of (1) commencement of the INNO2VATE clinical program, our Phase 3 development program in dialysis patients with anemia related to chronic kidney disease (CKD), (2) submission of an NDA for vadadustat, and (3) commencement of Phase 1 clinical studies of AKB-6899;

•	our enrollment plans for the PRO2TECT and INNO2VATE clinical programs;
•	our plans to seek a geographic collaboration for the development and commercialization of vadadustat outside the United States;
•	our development plans with respect to vadadustat and AKB-6899;
•	the timing or likelihood of regulatory filings and approvals, including any required post-marketing testing or any labeling and other restrictions;
•	our plans to commercialize vadadustat, if it is approved;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our competitive position;
•	our intellectual property position;
•	developments and projections relating to our competitors and our industry;
•	our estimates regarding expenses (including those associated with the PRO2TECT and INNO2VATE clinical programs), future revenue, capital requirements and needs for additional financing; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$43,439	$49,778
Available for sale securities	173,586	88,676
Prepaid expenses and other current assets	2,505	2,563
Total current assets	219,530	141,017
Property and equipment, net	629	540
Deferred offering costs	—	102
Other assets	1,281	1,281
Total assets	$221,440	$142,940
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,415	$2,313
Accrued expenses	10,994	9,555
Total current liabilities	13,409	11,868
Deferred rent, net of current portion	257	69
Deferred revenue, net of current portion	40,000	—
Other non-current liabilities	12	5
Total liabilities	53,678	11,942
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized at March 31, 2016 and December 31, 2015; 0 shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock: $0.00001 par value; 175,000,000 shares authorized at March 31, 2016 and December 31, 2015; 37,946,010 and 30,662,218 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	355,138	292,783
Treasury stock, at cost, 8,463 shares	(162)	(162)
Accumulated other comprehensive loss	(27)	(234)
Accumulated deficit	(187,187)	(161,389)
Total stockholders' equity	167,762	130,998
Total liabilities and stockholders' equity	$221,440	$142,940

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended
	March 31, 2016	March 31, 2015

Operating expenses:
Research and development	$20,235	$6,664
General and administrative	5,811	4,232
Total operating expenses	26,046	10,896
Operating loss	(26,046)	(10,896)
Other income (expense):
Interest income (expense), net	234	96
Other income	14	105
Net loss	$(25,798)	$(10,695)
Net loss per share applicable to common stockholders—basic and diluted	$(0.70)	$(0.53)
Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	36,873,594	20,030,129
Comprehensive loss:
Net loss	$(25,798)	$(10,695)
Other comprehensive loss - unrealized loss on securities	(26)	(8)
Comprehensive loss	$(25,824)	$(10,703)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended
	March 31, 2016	March 31, 2015
Operating activities:
Net loss	$(25,798)	$(10,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	32	19
Amortization of premium/discount on investments	144	135
Stock-based compensation expense	1,251	1,128
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	58	(801)
Accounts payable	102	2,308
Accrued expenses	1,457	(411)
Deferred revenue	40,000	—
Other liabilities	188	(30)
Net cash provided by (used in) operating activities	17,434	(8,347)
Investing activities:
Purchase of equipment	(109)	(200)
Proceeds from maturities of available for sale securities	15,314	9,585
Purchases of available for sale securities	(100,160)	(5,980)
Net cash (used in) provided by investing activities	(84,955)	3,405
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	61,166	—
Proceeds from sale of stock under employee stock purchase plan	—	50
Proceeds from the exercise of stock options	19	—
Payments on capital lease obligations	(3)	(1)
Net cash provided by financing activities	61,182	49
Decrease in cash and cash equivalents	(6,339)	(4,893)
Cash and cash equivalents at beginning of period	49,778	32,780
Cash and cash equivalents at end of period	$43,439	$27,887
Non-cash financing activities:
Unpaid follow-on offering costs	$20	$55
Assets acquired under capital lease	$-	$12

See accompanying notes to unaudited condensed consolidated financial statements

Akebia Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2016

1. Nature of Organization and Operations

Incorporated in Delaware in 2007, Akebia Therapeutics, Inc. (Akebia, or the Company) is a biopharmaceutical company focused on the development of novel proprietary therapeutics based on hypoxia inducible factor, or HIF, biology and the commercialization of these products for patients with serious unmet medical needs. HIF is the primary regulator of the production of red blood cells, or RBCs, in the body and a potentially novel mechanism for the treatment of anemia secondary to chronic kidney disease, or CKD. Pharmacologic modulation of the HIF pathway may also have broader therapeutic applications in acute renal failure, organ protection, ischemia-reperfusion injury, cancer, ophthalmology, and inflammatory diseases. The Company’s lead product candidate, vadadustat, formerly known as AKB-6548, is being developed as a once-daily, oral therapy for the anemia of chronic kidney disease.  We have successfully completed Phase 2 development demonstrating that vadadustat can safely and predictably raise hemoglobin levels in patients with anemia related to CKD.

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

Through 2015 we have raised approximately $187.4 million of net proceeds from three underwritten public offerings, including our Initial Public Offering, or IPO.  In January 2016, we completed a follow-on public offering whereby we sold 7,250,000 shares of common stock at a price of $9.00 per share.  The aggregate net proceeds received by us from the offering were approximately $61.0 million, net of underwriting discounts and commissions and estimated offering expenses payable by us.

In December 2015, we entered into a collaboration agreement with Mitsubishi Tanabe to develop and commercialize vadadustat in Japan and certain other countries in Asia for total milestone payments of up to $350.0 million, including up to $100.0 million in upfront and development payments, of which $40.0 million was received in January 2016.  If Japanese patients are not included in either the global Phase 3 PRO2TECT or INNO2VATE programs, $20.0 million of the $40.0 million received would be used to fund further local development of vadadustat in Japan or be refunded to Mitsubishi.  In addition, we will receive tiered double-digit royalty payments on sales of vadadustat.

The Company believes that it can continue as a going concern as the Company ended the first quarter of 2016 with cash, cash equivalents and available for sale securities of $217.0 million and expects its cash resources to fund its current operating plan through at least the second quarter of 2017.  There can be no assurance, however, that the current operating plan will be achieved in the timeframe anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Akebia Therapeutics Securities Corporation and Akebia Europe Limited.  All intercompany balances and transactions have been eliminated in consolidation.  These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP.  Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K (File No. 001-36352), which was filed with the Securities and Exchange Commission (SEC) on March 14, 2015.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of its Simplification Initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. The amendments in ASU 2016-09 are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted for all entities. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, which requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.  If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  The new standard is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  If this standard had been adopted as of March 31, 2016 and applied to these financial statements, the Company believes that there would be no significant impact to its disclosure.  However, the Company faces certain risks and uncertainties as further described in Note 1, “Nature of Organization and Operations” that could affect this conclusion.

In May 2014, the FASB issued a new revenue recognition standard which amends revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In August 2015, the FASB deferred the effective date of the new revenue standard from January 1, 2017 to January 1, 2018. Early adoption is permitted any time after the original effective date, which for us is January 1, 2017. The standard allows for adoption using a full retrospective method or a modified retrospective method. The Company is currently evaluating the timing, method of adoption and the expected impact that the standard could have on our consolidated financial statements and related disclosures.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available-for-sale securities with original maturities of three months or less at the time of purchase. At March 31, 2016, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available-for-sale which are included in current assets as they are intended to fund current operations. The Company carries available-for-sale securities at fair value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business.  Based on these considerations, the Company did not identify any other-than-temporary unrealized losses at March 31, 2016. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income, net” within the Consolidated Statements of Operations and Comprehensive Loss. The Company also includes in net investment income, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method, and includes interest and dividends on securities in interest income.

Revenue Recognition

To date, the Company has not generated any revenue from the sales of products or other means.  For the foreseeable future, the Company expects substantially all of its revenues will be generated from its collaboration with Mitsubishi Tanabe (see Note 9) and any other collaborations the Company may enter into.

The Company will recognize revenue in accordance with ASC Topic 605, Revenue Recognition (ASC 605). Accordingly, revenue will be recognized for each unit of accounting when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and
•	Collectability is reasonably assured.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified in current liabilities. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

The Company evaluates multiple‑element arrangements based on the guidance in ASC Topic 605‑25, Revenue Recognition Multiple‑Element Arrangements (ASC 605‑25). Pursuant to the guidance in ASC 605‑25, the Company evaluates multiple‑element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires the Company to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that the delivered item has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. In assessing whether an item has standalone value, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can use a deliverable for its intended purpose without the receipt of the remaining deliverable, whether the value of the deliverable is dependent on the undelivered item and whether there are other vendors that can provide the undelivered items.

The consideration received under the arrangement that is fixed or determinable is then allocated among the separate units of accounting using the relative selling price method. The Company determines the estimated selling price for units of accounting within each arrangement using vendor‑specific objective evidence (VSOE) of selling price, if available, third‑party evidence (TPE) of selling price if VSOE is not available, or best estimate of selling price (BESP) if neither VSOE nor TPE is available. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, the Company considers applicable market conditions and relevant entity‑specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

The Company will recognize arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. In the event that a deliverable does not represent a separate unit of accounting, the Company will recognize revenue from the combined unit of accounting over the Company’s contractual or estimated performance period for the undelivered elements, which is typically the term of the Company’s research and development obligations. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then the Company will recognize revenue under the arrangement on a straight‑line basis over the period the Company is expected to complete its performance obligations. Conversely, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance measures exist, then the Company recognizes revenue under the arrangement using the proportional performance method. Revenue to be recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight‑line method or proportional performance method, as applicable, as of the period ending date.

At the inception of an arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (1) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from its performance to achieve the milestone, (2) the consideration relates solely to past performance and (3) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone and the level of effort and investment required to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. Milestones that are not considered substantive are recognized as earned if there are no remaining performance obligations or over the remaining period of performance, assuming all other revenue recognition criteria are met.

Options are considered substantive if, at the inception of the arrangement, the Company is at risk as to whether the collaboration partner will choose to exercise the option. Factors that the Company considers in evaluating whether an option is substantive include the cost to exercise the option, the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the option and the likelihood the option will be exercised. When an option is considered substantive, the Company does not consider the option or item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in allocable consideration, assuming the option is not priced at a significant and incremental discount. Conversely, when an option is not considered substantive, the Company would consider the option, including other deliverables contingent upon the exercise of the option, to be a deliverable at the inception of the arrangement and a corresponding amount would be included in allocable arrangement consideration. In addition, if the price of the option includes a significant incremental discount, the discount would be included as a deliverable at the inception of the arrangement.

The Company will recognize royalty revenue in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.

Patents

Costs incurred in connection with the application for and issuance of patents are expensed as incurred.

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes (ASC 740), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of March 31, 2016 and 2015, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, restricted stock, restricted stock units, or RSUs, and modifications to existing stock awards, to be recognized in the statements of operations and comprehensive loss based on their fair values. The Company accounts for stock-based awards to non-employees in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees (ASC 505-50), which requires the fair value of the award to be re-measured at fair value until a performance commitment is reached or counterparty performance is complete. The Company’s stock-based awards are comprised of stock options, shares of restricted stock and shares of common stock. The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Company uses the quoted market price of comparable public companies to determine the fair value of restricted stock awards and common stock awards.

The Black-Scholes option pricing model requires the input of certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of company-specific historical and implied volatility data for trading the Company’s stock in the public market, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company is in the product development stage with no revenue and the representative group of companies has certain similar characteristics to the Company. The Company believes the group selected has sufficient similar economic and industry characteristics, and includes companies that are most representative of the Company.  The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. For options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock, which is similar to the Company’s peer group.

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

Items measured at fair value on a recurring basis include short-term investments (see Note 4). The carrying amounts of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term maturities. The rate implicit within the Company’s capital lease obligation approximates market interest rates.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and investments are the only financial instruments that potentially subject the Company to concentrations of credit risk. The Company maintains its cash with high quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

The following is the summary of property and equipment and related accumulated depreciation as of March 31, 2016 and December 31, 2015.

	Useful Life	March 31, 2016	December 31, 2015
		(in thousands)
Computer equipment and software	3	$397	$300
Furniture and fixtures	5	244	243
Equipment	7	50	50
Leasehold improvements	Shorter of the useful life or remaining lease term (3 years)	81	70
Office equipment under capital lease	3	36	24
		808	687
Less accumulated depreciation		(179)	(147)
Net property and equipment		$629	$540

Depreciation expense, including expense associated with assets under capital leases, was approximately $32,000 and $19,000 for the three months ended March 31, 2016 and 2015, respectively.

3. Available for sale securities

Available for sale securities at March 31, 2016 and December 31, 2015 consist of the following:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2016
Cash and cash equivalents	$43,439	$—	$—	$43,439
Available for sale securities:
Certificates of deposit	$22,326	—	—	$22,326
U.S. Government debt securities	128,548	14	(36)	128,526
Corporate debt securities	22,739	8	(13)	22,734
Total available for sale securities	$173,613	$22	$(49)	$173,586
Total cash, cash equivalents, and available for sale securities	$217,052	$22	$(49)	$217,025

The estimated fair value of the Company’s available for sale securities balance at March 31, 2016, by contractual maturity, is as follows:

Due in one year or less	$122,978
Due after one year	50,608
Total available for sale securities	$173,586

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2015
Cash and cash equivalents	$49,778	$—	$—	$49,778
Available for sale securities:
Certificates of deposit	$21,505	—	—	$21,505
U.S. Government debt securities	46,461	—	(185)	46,276
Corporate debt securities	20,944	1	(50)	20,895
Total available for sale securities	$88,910	$1	$(235)	$88,676
Total cash, cash equivalents, and available for sale securities	$138,688	$1	$(235)	$138,454

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

Assets measured or disclosed at fair value on a recurring basis as of March 31, 2016 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$43,439	$—	$—	$43,439
Certificates of deposit	—	22,326	—	22,326
U.S. Government debt securities	—	128,526	—	128,526
Corporate debt securities	—	22,734	—	22,734
	$43,439	$173,586	$—	$217,025

The Company’s corporate debt securities are all investment grade.

Assets measured or disclosed at fair value on a recurring basis as of December 31, 2015 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash and cash equivalents	$49,778	$—	$—	$49,778
Certificates of deposit	—	21,505	—	21,505
U.S. Government debt securities	—	46,276	—	46,276
Corporate debt securities	—	20,895	—	20,895
	$49,778	$88,676	$—	$138,454

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2016 and December 31, 2015.

Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would result in material changes in the fair value of investments.

5. Accrued Expenses

Accrued expenses are as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Accrued clinical	$6,998	$4,536
Professional fees	1,043	647
Accrued bonus	679	2,178
Accrued vacation	425	310
Accrued severance	319	—
Accrued payroll	218	518
Other	1,312	1,366
Total accrued expenses	$10,994	$9,555

In August 2014, the Company entered into a separation agreement with an employee. The Company recorded the expense and liability associated with the separation agreement ratably over the period from August 5, 2014 through December 31, 2015 because the severance payments were subject to continued service and forfeiture until December 31, 2015. During the first quarter of 2015, the Company recorded severance expense in the amount of approximately $0.1 million, which was recorded to research and development expense.  Payments under this separation agreement were paid out through December 2015.

In January 2016, the Company entered into separation agreements with two employees.  During the first quarter of 2016, the Company recorded severance expense in the amount of $0.4 million, of which $0.2 million was recorded to general and administrative expense and $0.2 million was recorded to research and development expense.  During the first quarter of 2016, approximately $0.1 million was paid out of the severance accrual.

6. Stockholders’ Equity

Authorized and Outstanding Capital Stock

As of December 31, 2014, the authorized capital stock of the Company included 175,000,000 shares of common stock, par value $0.00001 per share, of which 37,946,010 and 30,662,218 shares are issued and outstanding at March 31, 2016 and December 31, 2015, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which 0 shares are issued and outstanding at March 31, 2016 and December 31, 2015.

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

The 2014 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, stock units, performance awards and other awards convertible into or otherwise based on shares of our common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1st of each calendar year, by an amount equal to three percent (3%) of the number of shares of stock outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31st  (2014 Plan Evergreen Provision). The Company’s Board of Directors may act prior to January 1st of any year to provide that there will be no automatic increase in the number of shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). Subject to adjustment, no more than 1,131,937 shares of our common stock may be delivered in satisfaction of incentive stock options awarded under the 2014 Plan.  During the first three months of 2016, the Company granted 693,775 stock options to employees, 382,338 RSUs to employees and no equity grants were made to directors under the 2014 Plan.

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

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	March 31, 2016	December 31, 2015
Unvested restricted common stock	189,273	216,716
Common stock options and RSU's outstanding	3,112,081	2,231,057
Shares available for issuance under the 2014 Plan (1)	1,390,718	1,318,732
Shares available for issuance under the ESPP (2)	819,734	440,304
Total	5,511,806	4,206,809

(1)	On January 1, 2016, the shares reserved for future grants under the 2014 Plan increased by 986,800 shares pursuant to the 2014 Plan Evergreen Provision.
(2)	On February 28, 2016, the shares reserved for future issuance under the ESPP increased by 379,430 shares pursuant to the ESPP Evergreen Provision.

Stock-Based Compensation

Stock Options

On February 22, 2016, the Company issued 624,275 stock options to employees. Options granted by the Company vest over periods of between 12 and 48 months. Options vest in installments of (i) 25% at the one year anniversary and (ii) in either 36 or 48 equal monthly or 12 equal quarterly installments beginning in the thirteenth month after the initial Vesting Commencement Date (as defined) or grant date, subject to the employee’s continuous service with the Company. Options generally expire ten years after the date of grant. The Company recorded approximately $1.1 million of stock-based compensation expense related to stock options during the first quarter of 2016.

Restricted Stock

On December 23, 2013, the Company issued 450,224 shares of restricted stock to employees and 79,067 shares of restricted stock to non-employees at a grant date fair value of $7.42 per share.  The aggregate grant date fair value for the shares of restricted stock issued on December 23, 2013 totaled approximately $3.9 million. The awards of restricted stock contained a performance condition wherein vesting is contingent upon the Company’s consummation of a liquidity event, as defined, prior to the fifth anniversary of the date of grant. Certain of the awards of restricted stock have a requisite service period that was complete upon grant. The remainder of the awards of restricted stock have a requisite service period of four years whereby the award vests 25% on the one year anniversary of the Vesting Commencement Date (as defined), then ratably on the first day of each calendar quarter for 12 quarters, subject to continuous service by the individual and achievement of the performance target. Due to the nature of the performance condition, the Company had concluded that the performance condition was not probable of achievement and therefore, recognition of compensation cost had been deferred until the occurrence of a liquidity event, as defined.  Compensation expense related to the restricted stock awards is being recognized over the associated requisite service period which commenced on March 25, 2014. The Company reversed approximately $14,000 of stock-based compensation expense related to restricted stock during the first quarter of 2016 as a result of mark to market adjustments related to non-employees.

Restricted Stock Units

On February 22, 2016, the Company issued 382,338 RSUs to employees.  The RSUs vest 100% on the third year anniversary of the grant date.  Total stock-compensation expense to be recognized over the life of the RSUs is $2.9 million and will be recognized on a straight-line basis over the vesting period. The Company recorded approximately $0.1 million of stock-based compensation expense related to the RSUs during the first quarter of 2016.

ESPP

The first offering period under the ESPP opened on January 2, 2015.  There were no shares issued during the first quarter of 2016.  The Company recorded approximately $31,000 of stock-based compensation expense related to ESPP during the first quarter of 2016.

Compensation Expense Summary

The Company has recognized the following compensation cost related to share-based awards:

	Three months ended
	March 31, 2016	March 31, 2015
	(in thousands)
Research and development	$392	$565
General and administrative	859	563
Total	$1,251	$1,128

Compensation expense by type of award:

	Three months ended
	March 31, 2016	March 31, 2015
	(in thousands)
Stock options	$1,128	$699
Restricted stock	(14)	400
Restricted stock units	106	8
Employee stock purchase plan	31	21
Total	$1,251	$1,128

7. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three months ended March 31, 2016 and 2015. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

8. Commitments and Contingencies

In December 2013, the Company entered into a three-year lease for 6,837 square feet of office space in Cambridge, Massachusetts. The lease has monthly payments of approximately $31,000 for the first twelve months, with annual rent escalation thereafter, and provides a rent abatement of approximately $31,000 for the first full calendar month of the lease term. The lease term commenced and rental payments began in January 2014. The Company records a deferred lease obligation which represents the cumulative difference between actual facility lease payments and lease expense recognized ratably over the lease period, which is included in other liabilities.  In accordance with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $125,345, naming the landlord as beneficiary.

In December 2014, the Company entered into a First Amendment to Lease, or the First Amendment, for additional office space contiguous to its current office space in Cambridge, Massachusetts.  The First Amendment included leasing an additional 8,530 square feet of office space, or the Expansion Space, with an occupancy date of March 13, 2015.  The First Amendment provided for additional monthly lease payments of approximately $45,000 for 8,530 square feet for the first twelve months and provided for annual rent escalations thereafter.  The monthly rent on the existing 6,837 square feet remained at approximately $32,000 through December 31, 2016, the expiration of the lease.  The First Amendment included a contribution from the landlord for leasehold improvements in the amount of approximately $100,000 which was accounted for as a deferred lease incentive and reduction in monthly rent expense over the term of the lease.  The Company recorded an additional deferred lease obligation for the Expansion Space which represented the cumulative difference between actual facility lease payments and lease expense recognized ratably over the lease period.  In connection with the Amendment, the Company paid an additional cash security deposit to the landlord of $179,130.

In November 2015, the Company entered into a Second Amendment to Lease, or the Second Amendment, amending the Lease to extend its existing lease for 16,222 square feet on the 11th floor, which was due to expire on December 31, 2016, and lease an additional 23,189 square feet of office space on the 11th and 14th floors.  Monthly lease payments for the existing 16,222 square feet on the 11th floor remain unchanged until December 31, 2016 and will be approximately $107,000 per month commencing on May 1, 2017.  The new space leased by the Company under the Second Amendment includes (i) 3,066 square feet on the 14th floor which was delivered on December 31, 2015 and additional monthly lease payments of approximately $20,000 commencing on April 1, 2016, (ii) 16,739 square feet on the 14th floor which was delivered on April 11, 2016 and additional monthly lease payments of approximately

$110,000 commencing September 11, 2016 and (iii) 3,384 square feet on the 11th floor with an estimated delivery date of January 1, 2017 and additional monthly lease payments of approximately $23,000 commencing May 1, 2017.  The above rents are subject to annual rent escalations, commencing on either February 1, 2017 or February 1, 2018 depending upon the delivery date of each respective suite.  The Second Amendment includes a contribution from the landlord for leasehold improvements for both the new leased space and the Company’s existing premises.  The contribution from the landlord is being accounted for as a deferred lease incentive and reduction in monthly rent expense over the term of the lease.  The term of the lease, as amended, expires on the later of August 31, 2026 or 10 years after the landlord delivers the entirety of the 14th floor to the Company.  In connection with the Second Amendment, the Company paid an additional cash security deposit to the landlord of $976,382.  Total cash security deposits of $1,280,857 and $304,475 are included in other assets in the Company’s condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

The Company recognizes rent expense for the space which it currently occupies under its initial lease, the First Amendment, and the Second Amendment, and records a deferred lease obligation representing the cumulative difference between actual facility lease payments and lease expense recognized ratably over the lease period, which is included in the Company’s condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015.  The Company will begin recognizing rent expense for the additional space not yet available at March 31, 2016 subsequent to taking possession of the space.

The Company leases office equipment under three year capital leases with payments commencing in February 2014, April 2015 and February 2016, respectively.  The capital lease amounts are included in accrued expenses and other liabilities.

At March 31, 2016, the Company’s future minimum payments required under these leases are as follows:

	Operating	Capital
	Lease	Lease	Total
	(in thousands)
2016	$2,140	$9	$2,149
2017	3,121	9	3,130
2018	3,121	5	3,126
2019	3,121	—	3,121
2020	3,121	—	3,121
Thereafter	17,685	—	17,685
Total	$32,309	23	$32,332
Less amount representing interest		(1)
Present value of minimum lease payments at March 31, 2016		$22

The Company recorded approximately $0.4 million and $0.1 million in rent expense for the three months ended March 31, 2016 and 2015, respectively.

Under the Company’s agreement with Quintiles, Inc., or Quintiles, to conduct the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of March 31, 2016 were approximately $238.8 million. The estimated period of performance for the committed work with Quintiles is through the third quarter of 2019.  The Company contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $13.7 million and 5.2 million at March 31, 2016 and December 31, 2015, respectively. The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

In September 2015, a purported securities class action lawsuit was filed against the Company, including its Chief Executive Officer, its Chief Financial Officer, and members of its Board of Directors, in the Business Litigation Section of the Suffolk County Superior Court of Massachusetts.  The complaint is brought on behalf of an alleged class of those who purchased common stock of the Company pursuant or traceable to our IPO, and purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended.  The complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the Phase 2b clinical study of vadadustat.  The complaint seeks, among other relief, unspecified compensatory damages, rescission of certain stock purchases, attorneys’ fees, and costs.  In October 2015, we removed the case to the United States District Court for the District of Massachusetts, and the plaintiff filed a motion to remand the case back to the Business Litigation Section of the Suffolk County Superior Court of Massachusetts.  The plaintiff’s motion to remand was granted in April 2016.  The Company believes such claims are without merit and will engage in a vigorous defense of such litigation.

We have had a number of positive developments in our opposition and invalidity proceedings against FibroGen, Inc., or FibroGen.  With regard to the opposition that we filed in Europe against FibroGen’s European Patent No. 1463823, or the ’823 patent, an oral proceeding took place March 8 and 9, 2016.  Following the oral proceeding, the European Opposition Division ruled that the patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety.  FibroGen has appealed that decision. Likewise, with regard to the invalidity proceeding that we filed in Japan against certain claims of FibroGen’s Japanese Patent No. 4804131, or the ’131 patent, which is the Japanese counterpart to the ’823 patent, the Japan Patent Office, or JPO, issued a preliminary decision finding all of the challenged claims to be invalid.  FibroGen subsequently amended the claims and the JPO accepted the amendments.  The resulting FibroGen Japanese ’131 patent does not cover vadadustat or any pyridine carboxamide compounds. To date, FibroGen has been unsuccessful in its attempts to obtain a patent in the United States covering the same claim scope as it obtained in Europe and Japan in the ’823 and ’131 patents.  In the event FibroGen were to obtain such a patent in the United States, we may decide to challenge them like we have done in Europe and Japan.

On May 13, 2015, May 20, 2015 and July 6, 2015 we filed oppositions to FibroGen’s European Patent Nos. 2322153, 2322155, and 1633333, or the ’153 patent, the ’155 patent, and the ’333 patent, respectively, requesting the patents be revoked in their entirety. These related patents claim, among other things, various compounds that either stabilize HIFα or inhibit a HIF hydroxylase or a HIF prolyl hydroxylase for treating or preventing various conditions, including, inter alia, iron deficiency, microcytosis associated with iron deficiency, anemia of chronic disease, anemia wherein the subject has a transferrin saturation of less than 20%, anemia refractory to treatment with exogenously administered erythropoietin, or EPO, and microcytosis in microcytic anemia.  Oppositions to the ’155 patent and to the ’153 patent were also filed by Glaxo Group Limited and by Bayer Intellectual Property GmbH, Bayer Pharma Aktiengesellschaft, and Bayer Animal Health GmbH. While, for the reasons set forth in our oppositions, we believe that the ’153 patent, the ’155 patent, and the ’333 patent should be revoked in their entireties, the ultimate outcomes of the oppositions remains uncertain. If the European Patent Office decides not to revoke the ’153 patent, the ’155 patent, or the ’333 patent in their entireties, or only certain claims of those patents, and any surviving claims are determined to encompass our intended use of our lead product candidate, we may not be able to commercialize our lead product candidate in the European Union for its intended use, which could materially adversely affect our business, operating results and financial condition.

The Company is not able to predict the outcome of the lawsuit described above or estimate the amount or range of any possible loss the Company might incur if the Company does not prevail in the final, non-appealable determination of this lawsuit.  Therefore, we have not accrued any amounts in connection with this lawsuit.

9. Significant Agreements

Mitsubishi Tanabe Pharma Collaboration Agreement

On December 11, 2015, the Company and Mitsubishi Tanabe Pharma Corporation, or MTPC, entered into a collaboration agreement (Collaboration Agreement) providing MTPC with exclusive development and commercialization rights to vadadustat (formerly known as AKB-6548), the Company’s product candidate for the treatment of anemia related to chronic kidney disease, in Japan and certain other Asian countries (collectively, the Territory).

Pursuant to the Collaboration Agreement, MTPC will have an exclusive license to develop and commercialize vadadustat in the Territory. In addition, Akebia will supply vadadustat for both clinical and commercial use in the Territory. The countries included in the Territory are Japan, Taiwan, South Korea, Singapore, Malaysia, India, Indonesia, East Timor, Mongolia, the Philippines, Vietnam, Laos, Cambodia, Thailand, Brunei, Myanmar, Nepal, Sri Lanka, Bangladesh, Bhutan, Maldives, Palau and Tonga.

In consideration for the exclusive license and other rights contained in the Collaboration Agreement, MTPC will make payments totaling up to $100.0 million to fund the vadadustat global Phase 3 program, including $40.0 million paid upon signing in January 2016. If Japanese patients are not included in either the global Phase 3 PRO2TECT or INNO2VATE programs, $20.0 million of the $40.0 million received would be used to fund further local development of vadadustat in Japan or be refunded to MTPC.  Akebia is also eligible to receive up to approximately $250.0 million in additional milestone payments, based upon achievement of certain development and sales milestones as well as tiered royalty payments, from low teens up to twenty percent, on sales of vadadustat in the Territory.

Akebia and MTPC will establish a joint steering committee to oversee development and commercialization of vadadustat in the Territory, including approval of any development or commercialization plans. Unless earlier terminated, the Collaboration Agreement will continue in effect on a country-by-country basis until the later of: expiration of the last-to-expire patent covering vadadustat in such country in the Territory; expiration of marketing or regulatory exclusivity in such country in the Territory; or ten (10) years after the first commercial sale of vadadustat in such country in the Territory. MTPC may terminate the Collaboration Agreement upon twelve (12) months’ notice at any time after the second anniversary of the effective date of the Collaboration Agreement. Either party may terminate the Collaboration Agreement upon the material breach of the other party that is not cured within a specified time period or upon the insolvency of the other party.

As of March 31, 2016, there is approximately $40.0 million of deferred revenue related to the Company’s Collaboration Agreement, all of which is classified as long‑term in the accompanying condensed consolidated balance sheet.  Revenue recognition for the Collaboration Agreement will commence once the Company begins to provide services in connection with the arrangement.

10. Employee Retirement Plan

During 2008, the Company established a retirement plan (the Plan) authorized by Section 401(k) of the Internal Revenue Code. In accordance with the Plan, all employees who have attained the age of 21 are eligible to participate in the Plan as of the first Entry Date, as defined, following their date of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary and contributions in the amount of approximately $0.1 million and $0 were made during the three months ended March 31, 2016 and 2015, respectively.

11. Net Loss per Share

The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Three months ended
	March 31, 2016	March 31, 2015
Outstanding stock options	2,706,718	1,935,099
Unvested restricted stock	189,273	345,019
Unvested restricted stock units	405,363	27,875
Total	3,301,354	2,307,993

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto for the year ended December 31, 2015, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K filed with the United States Securities and Exchange Commission, or the SEC, on March 14, 2016, which we refer to as our annual report.

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

Given the burdens of the current standard of care and costs associated with administering an injectable rESA, we believe our lead product candidate, vadadustat, is a promising cost-effective alternative for the treatment of anemia in CKD.  Vadadustat is being developed as a once-daily, oral therapy and has successfully completed Phase 2 development demonstrating that vadadustat can safely and predictably raise hemoglobin levels in patients with anemia related to CKD.  Vadadustat works by a differentiated mechanism of action that we believe has the potential to be safer than that of injectable rESAs and may offer additional beneficial therapeutics effects beyond anemia including delaying CKD progression. This novel mechanism of action is referred to as HIF prolyl-hydroxylase, or HIF-PH, inhibition. Instead of binding directly to the EPO receptors on cells in the bone marrow, vadadustat leads to activation of critical pathways for hemoglobin and RBC production. This approach mimics the physiological adjustment made by the body when exposed to reduced oxygen levels at higher altitudes.

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

Our second clinical candidate, AKB-6899, is designed as a small molecule HIF-PH inhibitor with potential therapeutic benefit in oncology and ophthalmology. AKB-6899 has demonstrated the ability in vitro to reduce vascular endothelial growth factor, or VEGF, levels in the presence of hypoxia. In several preclinical mouse models, AKB-6899 has been active in reducing tumor growth and development of metastases. We opened an Investigational New Drug application, or IND, with the FDA at the end of 2015. We expect to commence clinical development of AKB-6899 in 2016 and anticipate completion of a Phase 1 study in late 2017.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $25.8 million and $10.7 million for the three months ended March 31, 2016 and 2015, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Through 2015 we have raised approximately $187.4 million of net proceeds from three underwritten public offerings, including our IPO.  In January 2016, we completed a follow-on public offering whereby we sold 7,250,000 shares of common stock at a price of $9.00 per share.  The aggregate net proceeds received by us from the offering were approximately $61.0 million, net of underwriting discounts and commissions and estimated offering expenses payable by us.

In December 2015, we entered into a collaboration agreement with Mitsubishi Tanabe to develop and commercialize vadadustat in Japan and certain other countries in Asia for total milestone payments of up to $350.0 million, including up to $100.0 million in upfront and development payments, of which $40.0 million was received in January 2016. If Japanese patients are not included in either the global Phase 3 PRO2TECT or INNO2VATE programs, $20.0 million of the $40.0 million received would be used to fund further local development of vadadustat in Japan or be refunded to Mitsubishi Tanabe.  In addition, we will receive tiered double-digit royalty payments on vadadustat sales.

Financial Overview

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

For the foreseeable future, we expect substantially all of our revenue will be generated from our collaboration with Mitsubishi Tanabe and any other collaborations we may enter into.

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

•	the cost of having our product candidates manufactured for clinical trials;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements; and
•	unanticipated changes to laws or regulations applicable to our clinical trials.

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

From inception through March 31, 2016, we have incurred $136.3 million in research and development expenses. We plan to increase our research and development expenditures for the foreseeable future as we continue the development of vadadustat and AKB-6899. Our current and/or planned research and development activities include the following:

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue

We will recognize revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC 605. Accordingly, revenue will be recognized for each unit of accounting when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability is reasonably assured.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets.

Multiple Element Arrangements

Determination of Accounting Units

We analyze multiple element arrangements based on the guidance in ASC Topic 605‑25, Revenue Recognition—Multiple Element Arrangements, or ASC 605‑25. Pursuant to the guidance in ASC 605‑25, we evaluate multiple element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separate from other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within our control. In assessing whether an item under a collaboration has standalone value, we consider factors such as the research, manufacturing, and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We also consider whether our collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s), and whether there are other vendors that can provide the undelivered element(s).

Options under a collaboration are considered substantive if, at the inception of the arrangement, we are at risk as to whether the collaboration partner will choose to exercise the option. Factors that we consider in evaluating whether an option is substantive include the cost to exercise the option, the overall objective of the arrangement, the benefit the collaboration partner might obtain from the arrangement without exercising the option, and the likelihood the option will be exercised. When an option is considered substantive, we would not consider the option or item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in allocable consideration, assuming the option is not priced at a significant and incremental discount. Conversely, when an option is not considered substantive, we would consider the option, including other deliverables contingent upon the exercise of the option, to be a deliverable at the inception of the arrangement and a corresponding amount would be included in allocable arrangement consideration. In addition, if the price of the option includes a significant incremental discount, the discount would be included as a deliverable at the inception of the arrangement.

Allocation of Arrangement Consideration

Arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. The applicable revenue recognition criteria in ASC 605 are applied to each of the separate units of accounting in determining the appropriate period and pattern of recognition. We determine the selling price of a unit of accounting following the hierarchy of evidence prescribed by ASC 605‑25. Accordingly, we determine the estimated selling price for units of accounting within each arrangement using vendor specific objective evidence, or VSOE, of selling price, if available, third‑party evidence, or TPE, of selling price if VSOE is not available, or best estimate of selling price, or BESP, if neither VSOE or TPE is available. We have only used BESP to estimate selling price, since we have not had VSOE or TPE of selling price for any units of accounting to date. Determining BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, we consider applicable market conditions and relevant entity‑specific factors, including factors that were contemplated in negotiating the applicable agreement and estimated costs. We validate BESP for units of accounting by evaluating whether changes in the key assumptions used by us to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

Pattern of Recognition

We will recognize the arrangement’s consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. We will recognize revenue associated with licenses, license options, or the discount related to a license option upon (i) delivery of the license or (ii) the earlier of exercise or expiration of the license option, if the underlying license has standalone value from the other deliverables to be provided after delivering that license. If the license does not have standalone value, the amounts allocated to the license will be combined with the related undelivered items as a single unit of accounting.

We will recognize the amounts associated with collaboration research and development services, joint research committees, or other services ratably over the associated period of performance. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then we recognize revenue under the arrangement on a straight‑line basis over the period that we are expected to complete our performance obligations. Conversely, if the pattern of performance in which the service is provided to the collaboration partner can be determined and objectively measureable performance exists, then we would recognize revenue under the arrangement using the proportional performance method. Revenue to be recognized would be limited to the lesser of the cumulative amount of payments received or the cumulative revenue earned determined using the straight line method or proportional performance, as applicable, as of the period end date.

Recognition of Milestones and Royalties

At the inception of an arrangement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (1) the consideration is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone, (2) the consideration relates solely to past performance, and (3) the consideration is reasonably relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as clinical, regulatory, commercial, and other risks that must be overcome to achieve the respective milestones and the level of effort and investment required to achieve the respective milestones in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. In accordance with ASC Topic 605‑28, Revenue Recognition—Milestone Method, or ASC 605‑28, a clinical or regulatory milestone that is considered substantive will be recognized as revenue in its entirety upon successful accomplishment of the milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive would be recognized as revenue over the remaining period of performance, assuming all other revenue recognition criteria are met. Revenue from a commercial milestone payment will be accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

We will recognize royalty revenue in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable, we have no remaining performance obligations, and assuming all other revenue recognition criteria are met.

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

 Stock-Based Compensation

Stock-Based Awards

We issue stock-based awards to employees and non-employees, generally in the form of stock options, restricted stock, RSUs and shares of common stock. We account for our stock-based compensation awards in accordance with Financial Accounting Standards Board, (FASB) ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock and modifications to existing stock awards, to be recognized in the statements of operations and comprehensive loss based on their fair values. We account for stock-based awards to non-employees in accordance with ASC Topic 505-50, Equity-Based-Payments to Non-Employees, or ASC 505-50, which requires the fair value of the award to be re-measured at fair value until a performance commitment is reached or counterparty performance is complete. Described below is the methodology we have utilized in measuring stock-based compensation expense. Stock option, common stock and restricted stock values are determined based on the quoted market price of our comparable public companies.

We estimate the fair value of our stock-based awards of options to purchase shares of common stock to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of the expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of company-specific historical and implied volatility data for trading our stock in the public market, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded.  The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to our company, including stage of product development and life science industry focus. We are a company in the product development stage with no revenue and the representative group of companies has certain similar characteristics. We believe the group selected has sufficient similar economic and industry characteristics, and includes companies that are most representative of our company. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as we do not expect substantially different exercise or post-vesting termination behavior among our employee population. For options granted to non-employees, we utilize the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock, similar to our peer group. We estimate grant date fair value of restricted stock awards with corresponding promissory notes using the Black-Scholes option pricing model. The grant date fair value of restricted stock awards and awards of common stock has been based on the estimated value of our common stock at the date of grant.

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

 Stock-based compensation expense totaled approximately $1.3 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

	Three months ended		Increase
	March 31, 2016	March 31, 2015	(Decrease)
	(In Thousands)
Operating expenses:
Research and development	$20,235	$6,664	$13,571
General and administrative	5,811	4,232	1,579
Total operating expenses	26,046	10,896	15,150
Loss from operations	(26,046)	(10,896)	15,150
Other income, net	248	201	47
Net loss	$(25,798)	$(10,695)	$15,103

Research and Development Expenses. Research and development expenses were $20.2 million for the three months ended March 31, 2016, compared to $6.7 million for the three months ended March 31, 2015, an increase of $13.5 million. The increase was primarily due to the following:

(in millions)

PRO2TECT Phase 3 program	$12.5
Regulatory activities and other clinical and non-clinical	0.9
Phase 2 study for the treatment of anemia in dialysis-dependent CKD patients	(1.1)
Total increase related to the continued development of vadadustat	12.3

Headcount and consulting	1.2
Total net increase	$13.5

General and Administrative Expenses. General and administrative expenses were $5.8 million for the three months ended March 31, 2016, compared to $4.2 million for the three months ended March 31, 2015. The increase of $1.6 million was primarily due to the following expense increases:  $0.8 million due to increased headcount and compensation related costs and $0.8 million in commercial planning costs as well as legal costs.

Other Income, Net. Other income, net, was $0.2 million for the three months ended March 31, 2016 and 2015. Other income, net for the three months ended March 31, 2016 is primarily related to $0.2 million of interest income.  Other income, net for the three months ended March 31, 2015, is primarily related to $0.1 million of interest income and $0.1 million of reimbursements under a services agreement for consulting services.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of March 31, 2016, we had an accumulated deficit of $187.2 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally from the sale of common stock and preferred stock. As of March 31, 2016, we had cash and cash equivalents and available for sale securities of approximately $217.0 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities stated at fair value, are also available as a source of liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three months ended
	March 31, 2016	March 31, 2015
	(In Thousands)
Net cash provided by (used in):
Operating activities	$17,434	$(8,347)
Investing activities	(84,955)	3,405
Financing activities	61,182	49
Net decrease in cash and cash equivalents	$(6,339)	$(4,893)

Operating Activities. The net cash provided by operating activities was $17.4 million for the three months ended March 31, 2016 and consisted primarily of a net loss of $25.8 million adjusted for non-cash items, including stock-based compensation expense of $1.3 million and amortization of premium/discount on investments of $0.1 million and a net increase in operating assets and liabilities of $41.8 million. The significant items in the change in operating assets and liabilities include an increase in deferred revenue of $40.0 million and an increase in accounts payable, accrued expenses and other liabilities of approximately $1.7 million. The increase in accounts payable, accrued expenses and other liabilities is primarily driven by accrued clinical and non-clinical study costs associated with vadadustat and AKB-6899.

The net cash used in operating activities was $8.3 million for the three months ended March 31, 2015 and consisted primarily of a net loss of $10.7 million adjusted for non-cash items, including stock-based compensation expense of $1.1 million and amortization of premium/discount on investments of $0.1 million and a net increase in operating assets and liabilities of $1.1 million.  The significant items in the change in operating assets and liabilities include increases in accounts payable and accrued expenses of $1.9 million, offset by an increase in prepaid expenses and other current assets of $0.8 million.  The increase in accounts payable and accrued expenses is primarily driven by patent and insurance-related costs as well as clinical and non-clinical study costs associated with vadadustat and AKB-6899, partially offset by a reduction in the bonus accrual as a result of the payment of the 2014 bonuses in March 2015.  The increase in prepaid expense, other current assets and other assets, is primarily related to directors and officers insurance and clinical and non-clinical study costs associated with vadadustat and AKB-6899.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2016 was $85.0 million and was comprised primarily of purchases of available for sale securities of $100.2 million and purchases of equipment of $0.1 million, offset by proceeds from the maturities of available for sale securities of $15.3 million.

Net cash provided by investing activities for the three months ended March 31, 2015 was $3.4 million and was comprised primarily of proceeds from the sale of available-for-sale securities of $9.6 million offset by the purchase of available-for-sale securities of $6.0 million and purchase of equipment of $0.2 million.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2016 was $61.2 million and consisted primarily of net proceeds from the issuance of common stock in connection with our follow-on public offering.

Net cash provided by financing activities for the three months ended March 31, 2015 was $0.1 million and consisted primarily of proceeds from the issuance of common stock in connection with employee option exercises.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all risks incident to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect to incur additional costs associated with operating as a public company, and we anticipate that we will need substantial additional funding in connection with our continuing operations.

We ended the first quarter of 2016 with cash, cash equivalents and available for sale securities of $217.0 million and we expect our cash resources to fund our current operating plan through at least the second quarter of 2017.  However, we do not currently estimate that these funds will enable us to complete our Phase 3 development of vadadustat, including both the PRO2TECT and INNO2VATE clinical programs. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We intend to secure a geographic collaboration for the development and commercialization of vadadustat outside the United States with a goal of providing funds sufficient to enable us to complete our Phase 3 development of vadadustat, including both the PRO2TECT and INNO2VATE clinical programs. However, there can be no assurance that our development milestones will be achieved, that we will be able to secure a second geographic collaboration for the development and commercialization of vadadustat outside the United States or that we will secure other sources of financing to complete our Phase 3 development of vadadustat.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near- and long-term, will depend on many factors including, but not limited to, those described under Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K that was filed with the SEC on March 10, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016 we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents and available-for-sale securities of $217.0 million and $138.5 million, respectively, primarily money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of March 31, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other

Item 1. Legal Proceedings

Shareholder Litigation

In September 2015, a purported securities class action lawsuit was filed against the Company, including its Chief Executive Officer, its Chief Financial Officer, and members of its Board of Directors, in the Business Litigation Section of the Suffolk County Superior Court of Massachusetts.  The complaint is brought on behalf of an alleged class of those who purchased common stock of the Company pursuant or traceable to our initial public offering, and purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended.  The complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the Phase 2b clinical study of vadadustat.  The complaint seeks, among other relief, unspecified compensatory damages, rescission of certain stock purchases, attorneys’ fees, and costs.  In October 2015, we removed the case to the United States District Court for the District of Massachusetts, and the plaintiff filed a motion to remand the case back to the Business Litigation Section of the Suffolk County Superior Court of Massachusetts.  The plaintiff’s motion to remand was granted in April 2016.  We believe such claims are without merit and we will engage in a vigorous defense of such litigation.

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

Opposition and Invalidity Proceedings Against FibroGen Inc.

We have had a number of positive developments in our opposition and invalidity proceedings against FibroGen, Inc., or FibroGen.   With regard to the opposition that we filed in Europe against FibroGen’s European Patent No. 1463823, or the ’823 patent, an oral proceeding took place March 8 and 9, 2016.  Following the oral proceeding, the European Opposition Division ruled that the patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety.  FibroGen has appealed that decision.  Likewise, with regard to the invalidity proceeding that we filed in Japan against certain claims of FibroGen’s Japanese Patent No. 4804131, or the ’131 patent, which is the Japanese counterpart to the ’823 patent, the Japan Patent Office, or JPO, issued a preliminary decision finding all of the challenged claims to be invalid.  FibroGen subsequently amended the claims and the JPO accepted the amendments.  The resulting FibroGen Japanese ’131 patent does not cover vadadustat or any pyridine carboxamide compounds. To date, FibroGen has been unsuccessful in its attempts to obtain a patent in the United States covering the same claim scope as it obtained in Europe and Japan in the ’823 and ’131 patents.  In the event FibroGen were to obtain such a patent in the United States, we may decide to challenge them like we have done in Europe and Japan.

On May 13, 2015, May 20, 2015 and July 6, 2015 we filed oppositions to FibroGen’s European Patent Nos. 2322153, 2322155, and 163333, or the ’153 patent, the ’155 patent, and the ’333 patent, respectively, requesting the patents be revoked in their entirety. These related patents claim, among other things, various compounds that either stabilize HIFα or inhibit a HIF hydroxylase or a HIF prolyl hydroxylase for treating or preventing various conditions, including, inter alia, iron deficiency, microcytosis associated with iron deficiency, anemia of chronic disease, anemia wherein the subject has a transferrin saturation of less than 20%, anemia refractory to treatment with exogenously administered erythropoietin, or EPO, and microcytosis in microcytic anemia.  Oppositions to the ’155 patent and to the ’153 patent were also filed by Glaxo Group Limited and by Bayer Intellectual Property GmbH, Bayer Pharma Aktiengesellschaft, and Bayer Animal Health GmbH. While, for the reasons set forth in our oppositions, we believe that the ’153 patent, the ’155 patent, and the ’333 patent should be revoked in their entireties, the ultimate outcomes of the oppositions remains uncertain. If the European Patent Office decides not to revoke the ’153 patent, the ’155 patent, or the ’333 patent in their entireties, or only certain claims of those patents, and any surviving claims are determined to encompass our intended use of our lead product candidate, we may not be able to commercialize our lead product candidate in the European Union for its intended use, which could materially adversely affect our business, operating results and financial condition.

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

We have incurred net losses each year since our inception, including net losses of $25.8 million for the three months ended March 31, 2016, and $10.7 million for the three months ended March 31, 2015. As of March 31, 2016, we had an accumulated deficit of $187.2 million. To date, we have not commercialized any products or generated any revenue from the sale of products, and we do not expect to generate any product revenue in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through our initial public offering, or IPO, completed in March 2014, our follow-on offerings completed in April 2015 and January 2016, our at-the-market offering in 2015 and private placements of our preferred stock. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our ability to obtain funding through equity or debt financings or strategic collaboration. Our lead product candidate, vadadustat, recently commenced Phase 3 development, and our other product candidate, AKB-6899, is expected to begin clinical development in 2016 with anticipated completion of a Phase 1 study in late 2017. Therefore, we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market vadadustat, our future revenue will depend upon the size of any markets in which vadadustat has received approval, our ability to achieve sufficient market acceptance, the availability and extent of reimbursement from third-party payors and other factors.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, if at all, we will be able to achieve profitability. If we are required by the FDA, EMA, or other regulatory authorities to perform studies in addition to, different from or larger than those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates, our expenses could increase.

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

As of March 31, 2016, our cash and cash equivalents and available-for-sale securities were $217.0 million. We believe that we will continue to expend substantial resources for the foreseeable future developing vadadustat, AKB-6899 and any other product candidates that we may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise as a result of our decision to include certain elements in our programs. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the development and commercialization of our product candidates.

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
•

significant costs associated with our Phase 3 clinical studies of vadadustat for the treatment of anemia secondary to CKD, we expect the cost of the Phase 3 program to be in the range of $80,000 to $85,000 per patient and we plan to enroll approximately 3,100 patients in PRO2TECT and approximately 2,600 patients in INNO2VATE, aggregating in the range of $456.0 million to $484.5 million for the total program;

•	if Japanese subjects are not included in either INNO2VATE or PRO2TECT, the amount of development funding received from our collaboration partner could differ materially;
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

We ended the first quarter of 2016 with cash, cash equivalents and available for sale securities of $217.0 million and we expect our cash resources to fund our current operating plan through at least the second quarter of 2017.  However, we do not currently estimate that these funds will enable us to complete our Phase 3 development of vadadustat, including both the PRO2TECT and INNO2VATE clinical programs. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We intend to secure a geographic collaboration for the development and commercialization of vadadustat outside the United States with a goal of providing funds sufficient to enable us to complete our Phase 3 development of vadadustat, including both the PRO2TECT and INNO2VATE clinical programs. However, there can be no assurance that our development milestones will be achieved, that we will be able to secure a second geographic collaboration for the development and commercialization of vadadustat outside the United States or that we will secure other sources of financing to complete our Phase 3 development of vadadustat.

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

We commenced active operations in 2007, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. We currently have two product candidates. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Only a small percentage of biopharmaceutical development programs ultimately result in commercial products or even product candidates and a number of events could delay our development efforts and negatively impact our ability to obtain regulatory approval for, and to manufacture, market and sell, a biopharmaceutical product. We have not yet demonstrated our ability to successfully complete Phase 3 clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

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

We are not permitted to market vadadustat in the United States until we receive approval from the FDA, or in any jurisdiction outside of the United States until we receive the requisite approval from regulatory authorities in such jurisdiction. As a condition to receiving regulatory approval for vadadustat, we must complete Phase 3 studies and any additional non-clinical or clinical studies required by the FDA. Vadadustat may not be successful in clinical trials or receive regulatory approval. Further, vadadustat may not receive regulatory approval even if it is successful in clinical trials. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process that typically takes many years following the completion of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, the safety concerns associated with injectable rESAs and the black box warnings in their prescribing information may affect the FDA’s review of the safety results of compounds of this class, including vadadustat. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that vadadustat will never obtain regulatory approval. The FDA may delay, limit or deny approval of vadadustat for many reasons, including, among others:

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

Alternatively, even if we obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as we intend or desire or may require labeling that includes significant use or distribution restrictions or safety warnings. We may also be required to perform additional, unanticipated clinical trials to obtain approval or be subject to additional post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of a product or require a risk evaluation and mitigation strategy, or REMS, for a product, which could impose restrictions on its distribution. Any of the foregoing scenarios could materially harm the commercial prospects for vadadustat or our other product candidates.

We have not yet obtained agreement with all regulatory authorities regarding the design of our Phase 3 studies.

We have obtained alignment with both FDA and EMA on vadadustat’s global Phase 3 program in both non-dialysis and dialysis patients with anemia related to CKD; however, we have not yet obtained alignment with all regulatory authorities on the design of these studies.  A regulatory authority may suggest we include, or we may choose to include, certain elements in our Phase 3 development program, such as any or all of the following:

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

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends on the speed at which we can recruit patients to participate in testing our product candidates. Patients may be unwilling to participate in our clinical studies for vadadustat because of concerns from adverse events observed with injectable rESAs, other investigational agents and commercial products in CKD or for other reasons, including competitive clinical studies for similar patient populations. In addition, patients currently receiving treatment with injectable rESAs may be reluctant to participate in a clinical trial with an investigational drug. Finally, competition for clinical trial sites may limit our access to subjects appropriate for studies of vadadustat. As a result, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our development of vadadustat or termination of the clinical studies altogether.

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

We may not be able to conduct clinical trials in some jurisdictions outside of the United States.

We currently expect to seek regulatory approval of vadadustat for the treatment of anemia secondary to CKD in markets outside the United States, including the European Union and Japan. Our ability to successfully initiate, enroll and complete a clinical study in any country outside of the United States is subject to numerous risks unique to conducting business in international markets, including:

•	difficulty in establishing or managing relationships with qualified CROs, physicians and clinical trial sites;
•	different local standards for the conduct of clinical studies; and
•	the potential burden of complying with a variety of laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatments.

Data obtained from studies conducted in the United States may not be accepted by the EMA and other regulatory authorities outside of the United States.  Also, certain jurisdictions require data from studies conducted in their country in order to obtain approval in that country.

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

We are currently relying, and expect to continue to rely, on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our current and future clinical trials, including our Phase 3 development program for vadadustat. We compete with many other companies for the resources of these third parties.  The third parties on whom we rely may terminate their engagement with us, and having to enter into alternative arrangements would delay development and commercialization of our product candidates.

We entered into an agreement with Quintiles, Inc. to be our primary CRO for the PRO2TECT and INNO2VATE programs.  If Quintiles cannot perform as agreed or terminates their engagement with us, the progress of our Phase 3 clinical studies may be impacted and we may incur significant added costs in identifying, qualifying and contracting with a new CRO.

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

We do not have any manufacturing facilities and do not expect to independently manufacture our product candidates for research and preclinical and clinical studies. We currently rely, and expect to continue to rely, on third parties to manufacture and supply drug product for our vadadustat clinical trials, and we expect to rely on third parties for the manufacture of clinical and commercial quantities of all of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

In addition, our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. Certain of these manufacturing facilities may be contractually prohibited from manufacturing our product candidates or products due to exclusivity provisions in agreements with our competitors. There are a limited number of manufacturers that operate under cGMP regulations and are capable of manufacturing for us.

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

We plan to commercialize vadadustat ourselves in the United States and entered into a collaboration agreement with Mitsubishi Tanabe to develop and commercialize vadadustat in Japan and certain other Asian countries. We will likely seek one or more strategic collaborators to commercialize vadadustat in additional markets. We face competition in seeking appropriate collaborators for our product candidates, and the negotiation process is time-consuming and complex. In order for us to successfully collaborate with a third party on our product candidates, potential collaborators must view these product candidates as economically valuable. Even if we are successful in our efforts to establish strategic collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic collaborations if, for example, development or approval of a product is delayed or sales of an approved product are disappointing. Any delay in entering into strategic collaboration agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

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

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with will usually expect to be granted rights to publish data arising out of such collaboration.  We often grant such rights, provided that we are notified in advance and given the opportunity to delay publication for a limited time period in order for us to secure patent protection of intellectual property rights arising from the collaboration and remove confidential or trade secret information from any such publication. In the future we may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

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

We do not believe that there are any currently issued U.S. patents that conflict with our intellectual property rights; nor do we make any admission that any of such patents are valid, enforceable or infringed.  Under U.S. law, a party may be able to patent a discovery of a new way to use a previously known compound, even if such compound itself is patented, provided the newly discovered use is novel and nonobvious. Such a method-of-use patent, however, if valid, only protects the use of a claimed compound for the specified methods claimed in the patent. This type of patent does not prevent persons from using the compound for any previously known use of the compound. Further, this type of patent does not prevent persons from making and marketing the compound for an indication that is outside the scope of the patented method. We are not aware of any valid U.S. patents issued to FibroGen, or any other person, that claim methods of using any of our product candidates for purposes of inhibiting hypoxia-inducible factor prolyl hydroxylases, or HIF-PHs, for the treatment of anemia secondary to CKD.

FibroGen has also filed other patent applications in the U.S. and other countries directed to purportedly new methods of using such previously known heterocyclic carboxamide compounds for purposes of treating or affecting specified conditions, and some of these applications have since issued as patents.  To the extent any such patents issue or have been issued, we may initiate opposition or other legal proceedings with respect to such patents.  We have discussed the status of the opposition proceedings against FibroGen’s European ’823, ’153,’155 and ’333 patents above in Item 1. Legal Proceedings.

There may be patents of third parties, including others by FibroGen, of which we are currently unaware with claims to compounds, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our drug candidates. Also, because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe.

Third parties, including FibroGen, may in the future claim that our product candidates and other technologies infringe upon their patents and may challenge our ability to commercialize vadadustat.  Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize vadadustat or AKB-6899. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or our intended methods of use, including patient selection methods, the holders of any such patent may be able to block or impair our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. We may also elect to enter into a license in order to settle litigation or in order to resolve disputes prior to litigation. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. Should a license to a third-party patent become necessary, we cannot predict whether we would be able to obtain a license or, if a license were available, whether it would be available on commercially reasonable terms. If such a license is necessary and a license under the applicable patent is unavailable on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

In addition, if vadadustat is used in an outpatient dialysis facility, such facilities often receive fixed reimbursement for all dialysis services furnished to patients with end-stage renal disease, or ESRD. For example, Medicare payments to ESRD facilities for such services are based on a prospective payment system known as the basic case-mix adjusted composite payment system. These payments cover a bundle of items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs such vadadustat if approved. Patient and provider access to adequate coverage and reimbursement by government and private insurance plans is central to the acceptance of any products for which we receive regulatory approval. We may be unable to sell vadadustat, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment or if our costs of production increase faster than increases in reimbursement levels.

Price controls may be imposed, which may adversely affect our future profitability.

In some countries, particularly member states of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-

effectiveness of our product candidates to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or government authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

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

•

HIPAA as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

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

If vadadustat is approved and launched commercially, competing drugs may include EPOGEN® and Aranesp®, commercialized by Amgen, Procrit® and Eprex®, commercialized by Johnson & Johnson, and Mircera®, commercialized by Roche Holding Ltd., or Roche. We may face competition from potential new anemia therapies. There are several other HIF product candidates in various stages of active development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by such companies as FibroGen, in collaboration with AstraZeneca PLC in the United States and China and with Astellas Pharma Inc. in Europe and Asia, Japan Tobacco International, GlaxoSmithKline plc and Bayer HealthCare AG. FibroGen/Astellas Pharma Inc. is currently in Phase 3 clinical development of its product candidate, FG-4592 (roxadustat). Some of these product candidates may enter the market as early as 2017.  In addition, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce rESA utilization and thus limit the market for vadadustat if and when it is approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia, like sotatercept from Acceleron Pharma Inc. that may impact the market for anemia-targeted treatment.

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

Many of our potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. Large and established companies such as Amgen and Roche, among others, compete in the market for drug products to treat anemia. In particular, these companies have greater experience and expertise in conducting pre-clinical testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing products before, or more effectively than, we do. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and be commercially successful. If we are not able to compete effectively against potential competitors, our business will not grow and our financial condition and operations will suffer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2016, we did not have any sales of unregistered securities.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits.

Exhibits

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

99.1	Press Release issued by Akebia Therapeutics, Inc. on March 5, 2016 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: May 5, 2016	By:	/s/ John P. Butler
John P. Butler
Chief Executive Officer and President

Date: May 5, 2016	By:	/s/ Jason A. Amello
Jason A. Amello
Senior Vice President, Chief Financial Officer and Treasurer