Form 10-Q
period 2016-06-30
Akebia Therapeutics, Inc.
filed 2016-08-08
CIK 1517022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2016
Common Stock, $0.00001 par value	38,011,604

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, or PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Forward-looking statements involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the projected timing of (1) our PRO2TECT and INNO2VATE clinical programs, (2) submission of an NDA for vadadustat, and (3) commencement of Phase 1 clinical studies of AKB-6899;
•	our enrollment plans for the PRO2TECT and INNO2VATE clinical programs;
•	our plans to seek a geographic collaboration for the development and commercialization of vadadustat outside the United States;
•	our development plans with respect to vadadustat and AKB-6899;
•	the timing or likelihood of regulatory filings and approvals, including any required post-marketing testing or any labeling and other restrictions;
•	our plans to commercialize vadadustat, if it is approved;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our competitive position;
•	our intellectual property position;
•	developments and projections relating to our competitors and our industry;
•	our estimates regarding expenses (including those associated with the PRO2TECT and INNO2VATE clinical programs), future revenue, capital requirements and needs for additional financing; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$46,177	$49,778
Available for sale securities	142,472	88,676
Prepaid expenses and other current assets	3,873	2,563
Total current assets	192,522	141,017
Property and equipment, net	1,832	540
Deferred offering costs	—	102
Other assets	1,281	1,281
Total assets	$195,635	$142,940
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,143	$2,313
Accrued expenses	15,789	9,555
Total current liabilities	20,932	11,868
Deferred rent	1,406	69
Deferred revenue	40,000	—
Other non-current liabilities	9	5
Total liabilities	62,347	11,942
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized at June 30, 2016 and December 31, 2015; 0 shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock: $0.00001 par value; 175,000,000 shares authorized at June 30, 2016 and December 31, 2015; 38,008,933 and 30,662,218 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	356,217	292,783
Treasury stock, at cost, 0 shares in 2016, 8,643 shares in 2015	—	(162)
Accumulated other comprehensive income (loss)	37	(234)
Accumulated deficit	(222,966)	(161,389)
Total stockholders' equity	133,288	130,998
Total liabilities and stockholders' equity	$195,635	$142,940

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$30,877	$6,505	$51,112	$13,168
General and administrative	5,311	4,384	11,122	8,617
Total operating expenses	36,188	10,889	62,234	21,785
Operating loss	(36,188)	(10,889)	(62,234)	(21,785)
Other income (expense):
Interest income	270	116	504	212
Other income	139	84	153	189
Net loss	$(35,779)	$(10,689)	$(61,577)	$(21,384)
Net loss per share applicable to common stockholders - basic and diluted	$(0.95)	$(0.40)	$(1.65)	$(0.92)
Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	37,811,056	26,614,671	37,342,324	23,340,590
Comprehensive loss:
Net loss	$(35,779)	$(10,689)	$(61,577)	$(21,384)
Other comprehensive income (loss) - unrealized gain (loss) on securities	63	(19)	37	(27)
Comprehensive loss	$(35,716)	$(10,708)	$(61,540)	$(21,411)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2016	June 30, 2015
Operating activities:
Net loss	$(61,577)	$(21,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78	50
Amortization of premium/discount on investments	287	271
Stock-based compensation	2,473	2,223
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,311)	(610)
Accounts payable	2,830	391
Accrued expense	6,362	(1,378)
Deferred revenue	40,000	—
Deferred rent	1,337	(27)
Net cash used in operating activities	(9,521)	(20,464)
Investing activities:
Purchase of equipment	(1,358)	(227)
Proceeds from the maturities of available for sale securities	64,874	34,790
Purchase of available for sale securities	(118,684)	(35,434)
Net cash used in investing activities	(55,168)	(871)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	60,869	64,624
Proceeds from the sale of stock under employee stock purchase plan	105	109
Proceeds from the exercise of stock options	120	73
Payments on capital lease obligations	(6)	(3)
Net cash provided by financing activities	61,088	64,803
Decrease in cash and cash equivalents	(3,601)	43,468
Cash and cash equivalents at beginning of the period	49,778	32,780
Cash and cash equivalents at end of the period	$46,177	$76,248
Non-cash financing activities
Unpaid follow-on offering costs	$131	$—
Assets acquired under capital lease	$—	$12

See accompanying notes to unaudited condensed consolidated financial statements

Akebia Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2016

1. Nature of Organization and Operations

Incorporated in Delaware in 2007, Akebia Therapeutics, Inc. (Akebia, or the Company) is a biopharmaceutical company focused on the development of novel proprietary therapeutics based on hypoxia inducible factor, or HIF, biology and the commercialization of these products for patients with serious unmet medical needs. HIF is the primary regulator of the production of red blood cells, or RBCs, in the body and a potentially novel mechanism for the treatment of anemia secondary to chronic kidney disease, or CKD. Pharmacologic modulation of the HIF pathway may also have broader therapeutic applications in acute renal failure, organ protection, ischemia-reperfusion injury, cancer, ophthalmology, and inflammatory diseases. The Company’s lead product candidate, vadadustat, formerly known as AKB-6548, is being developed as a once-daily, oral therapy for the treatment of anemia of CKD.  The Company has successfully completed Phase 2 development demonstrating that vadadustat can safely and predictably raise hemoglobin levels in patients with anemia related to CKD.

The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its technology, identifying potential product candidates and undertaking preclinical and clinical studies. The Company has not generated any product revenue to date and may never generate any product revenue in the future. The Company’s product candidates are subject to long development cycles and the Company may be unsuccessful in its efforts to develop, obtain regulatory approval for or market its product candidates.

The Company is subject to a number of risks including, but not limited to, the need to obtain adequate additional funding, including the resources necessary to fund its recently commenced global Phase 3 development of vadadustat in non-dialysis and dialysis patients with anemia related to CKD. In December 2015, the Company began dosing patients in its Phase 3 vadadustat program in non-dialysis patients, PRO2TECT. The Company initiated its Phase 3 program of vadadustat in dialysis-dependent patients, INNO2VATE, in August 2016 and anticipates full enrollment by early 2018. The Company has engaged a clinical research organization for the PRO2TECT and INNO2VATE programs. The Company expects the cost of the Phase 3 program to be in the range of $80,000 to $85,000 per patient, and it plans to enroll approximately 3,100 patients in PRO2TECT and approximately 2,600 patients in INNO2VATE.

The Company is also subject to a number of other risks including possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, the development of new technological innovations by competitors, the need to successfully commercialize and gain market acceptance of any of the Company’s products that are approved and uncertainty around intellectual property matters. If the Company does not successfully commercialize any of its products, it will be unable to generate product revenue or achieve profitability.

In December 2015, the Company entered into a collaboration agreement with Mitsubishi Tanabe to develop and commercialize vadadustat in Japan and certain other countries in Asia for total milestone payments of up to $350.0 million, including up to $100.0 million in upfront and development payments, of which $40.0 million was received in January 2016.  If Japanese patients are not included in either the global Phase 3 PRO2TECT or INNO2VATE programs, $20.0 million of the $40.0 million received would be used to fund further local development of vadadustat in Japan or be refunded to Mitsubishi.  In addition, the Company will receive tiered double-digit royalty payments on sales of vadadustat.

Through the end of 2015 the Company had raised approximately $187.4 million of net proceeds from three underwritten public offerings, including our initial public offering.  In January 2016, the Company completed a follow-on public offering whereby the Company sold 7,250,000 shares of common stock at a price of $9.00 per share.  The aggregate net proceeds received by the Company from the offering were approximately $61.0 million, net of underwriting discounts and commissions and estimated offering expenses payable by the Company.

In May 2016, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co. to periodically sell up to $75 million of shares of common stock in an at-the-market, or ATM, offering.  During the second quarter of 2016, there were no sales of common stock pursuant to the Sales Agreement.

The Company believes that its cash, cash equivalents and available for sale securities of $188.6 million as of June 30, 2016 is sufficient to fund its current operating plan through the second quarter of 2017.  There can be no assurance, however, that the current operating plan will be achieved in the timeframe anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all.

As of June 30, 2016, the Company had cash and cash equivalents of approximately $188.6 million and current accounts payable and accrued expenses of $20.9 million. The Company has incurred substantial losses since inception, primarily due to investments in research and development, and we expect to continue to incur substantial losses over the next four to five years. Without any additional financings or other transactions, the Company anticipates that it will have sufficient cash available to support its development programs and business operations through the second quarter of 2017.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  In the future, the Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development programs and meet its obligations on a timely basis.  As of June 30, 2016, the financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

To potentially mitigate the risk that the Company may be unable to continue as a going concern, it plans to pursue all or a combination of potential strategic alliances, collaboration agreements and other strategic transactions.  The Company also may seek additional capital through public or private equity offerings (including its ATM offering), which could have a dilutive impact on stockholders and the issuance, or even potential issuance, of shares could have a negative effect on the market price of common stock.  Even if the Company is able to secure additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests.  If none of the foregoing alternatives is available, or if available, the Company is unable to raise sufficient capital through such transactions, it may be forced to limit or cease its development activities.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Akebia Therapeutics Securities Corporation and Akebia Europe Limited.  All intercompany balances and transactions have been eliminated in consolidation.  These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).  Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K (File No. 001-36352), which was filed with the Securities and Exchange Commission (SEC) on March 14, 2016.

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

In August 2014, the FASB issued ASU 2014-15, which requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.  If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  The new standard is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  While the Company intends to adopt the standard as of December 31, 2016, if this standard had been adopted as of June 30, 2016, management of the Company believes that it would have concluded there is substantial doubt about the Company’s ability to continue as a going concern one year from the date of filing of this Form 10-Q. See Note 1 for additional information on our liquidity risks and management’s plans.

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

Prior to the initial public offering, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. The Company granted stock options at exercise prices not less than the fair market value of its common stock as determined by the Board of Directors contemporaneously at the date such grants were made, with input from management. Prior to the Company’s initial public offering in March 2014, the fair value of common stock at the grant date was adjusted in connection with the Company’s retrospective fair value assessment for financial reporting purposes. Accordingly, the Board of Directors determined the estimated fair value of the Company’s common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available-for-sale securities with original maturities of three months or less at the time of purchase. At June 30, 2016, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available-for-sale which are included in current assets as they are intended to fund current operations. The Company carries available-for-sale securities at fair value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business.  Based on these considerations, the Company did not identify any other-than-temporary unrealized losses at June 30, 2016. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income” within the consolidated statements of operations and comprehensive loss. The Company also includes in net investment income, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method, and includes interest and dividends on securities in interest income.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of June 30, 2016 and 2015, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

The following is the summary of property and equipment and related accumulated depreciation as of June 30, 2016 and December 31, 2015.

	Useful Life	June 30, 2016	December 31, 2015
		(in thousands)
Computer equipment and software	3	$618	$300
Furniture and fixtures	5	475	243
Equipment	7	50	50
Leasehold improvements	Shorter of the useful life or remaining lease term (10 years)	878	70
Office equipment under capital lease	3	36	24
		2,057	687
Less accumulated depreciation		(225)	(147)
Net property and equipment		$1,832	$540

Depreciation expense, including expense associated with assets under capital leases, was approximately $46,000 and $32,000 for the three months ended June 30, 2016 and 2015, respectively and $78,000 and $50,000 for the six months ended June 30, 2016 and 2015, respectively.

3. Available for sale securities

Available for sale securities at June 30, 2016 and December 31, 2015 consist of the following:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
June 30, 2016
Cash and cash equivalents	$46,177	$—	$—	$46,177
Available for sale securities:
Certificates of deposit	$19,063	—	—	$19,063
U.S. Government debt securities	111,004	38	(5)	111,037
Corporate debt securities	12,368	5	(1)	12,372
Total available for sale securities	$142,435	$43	$(6)	$142,472
Total cash, cash equivalents, and available for sale securities	$188,612	$43	$(6)	$188,649

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2015
Cash and cash equivalents	$49,778	$—	$—	$49,778
Available for sale securities:
Certificates of deposit	$21,505	—	—	$21,505
U.S. Government debt securities	46,461	—	(185)	46,276
Corporate debt securities	20,944	1	(50)	20,895
Total available for sale securities	$88,910	$1	$(235)	$88,676
Total cash, cash equivalents, and available for sale securities	$138,688	$1	$(235)	$138,454

The estimated fair value of the Company’s available for sale securities balance at June 30, 2016, by contractual maturity, is as follows:

Due in one year or less	$114,894
Due after one year	27,578
Total available for sale securities	$142,472

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

Assets measured or disclosed at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2016
Assets:
Cash and cash equivalents	$46,177	$—	$—	$46,177
Certificates of deposit	—	19,063	—	19,063
U.S. Government debt securities	—	111,037	—	111,037
Corporate debt securities	—	12,372	—	12,372
	$46,177	$142,472	$—	$188,649

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)

December 31, 2015
Assets:
Cash and cash equivalents	$49,778	$—	$—	$49,778
Certificates of deposit	—	21,505	—	21,505
U.S. Government debt securities	—	46,276	—	46,276
Corporate debt securities	—	20,895	—	20,895
	$49,778	$88,676	$—	$138,454

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2016 and December 31, 2015.

The Company’s corporate debt securities are all investment grade.

Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would result in material changes in the fair value of investments.

5. Accrued Expenses

Accrued expenses are as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Accrued clinical	$10,692	$4,536
Accrued bonus	1,250	2,178
Professional fees	761	647
Accrued vacation	433	310
Accrued payroll	410	518
Accrued severance	196	—
Other	2,047	1,366
Total accrued expenses	$15,789	$9,555

In January 2016, the Company entered into separation agreements with two employees.  During the first quarter of 2016, the Company recorded severance expense in the amount of $0.4 million, of which $0.2 million was recorded to general and administrative expense and $0.2 million was recorded to research and development expense.  During the three months ended June 30, 2016, approximately $0.1 million was paid out of the severance accrual and during the six months ended June 30, 2016, approximately $0.2 was paid out of the severance accrual.

6. Stockholders’ Equity

Authorized and Outstanding Capital Stock

As of December 31, 2014, the authorized capital stock of the Company included 175,000,000 shares of common stock, par value $0.00001 per share, of which 38,008,933 and 30,662,218 shares are issued and outstanding at June 30, 2016 and December 31, 2015, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which 0 shares are issued and outstanding at June 30, 2016 and December 31, 2015.

Equity Plans

On February 28, 2014, the Company’s Board of Directors adopted its 2014 Incentive Plan (2014 Plan) and its 2014 Employee Stock Purchase Plan (ESPP), which were subsequently approved by its stockholders and became effective upon the closing of the Company’s initial public offering on March 25, 2014. The 2014 Plan replaces the 2008 Equity Incentive Plan (2008 Plan), however, any options or awards outstanding under the 2008 Plan at the time of adoption of the 2014 Plan remain outstanding and effective.

The 2014 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, stock units, performance awards and other awards convertible into or otherwise based on shares of our common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1st of each calendar year, by an amount equal to three percent (3%) of the number of shares of stock outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31st  (2014 Plan Evergreen Provision). The Company’s Board of Directors may act prior to January 1st of any year to provide that there will be no automatic increase in the number of shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). Subject to adjustment, no more than 1,131,937 shares of our common stock may be delivered in satisfaction of incentive stock options awarded under the 2014 Plan.  During the first six months of 2016, the Company granted 849,275 stock options to employees, 402,338 RSUs to employees and 87,500 equity grants were made to directors under the 2014 Plan.

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

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	June 30, 2016	December 31, 2015
Unvested restricted common stock	159,640	216,716
Common stock options and RSU's outstanding	3,150,718	2,231,057
Shares available for issuance under the 2014 Plan (1)	1,305,784	1,318,732
Shares available for issuance under the ESPP (2)	803,105	440,304
Total	5,419,247	4,206,809

(1)	On January 1, 2016, the shares reserved for future grants under the 2014 Plan increased by 986,800 shares pursuant to the 2014 Plan Evergreen Provision.
(2)	On February 28, 2016, the shares reserved for future issuance under the ESPP increased by 379,430 shares pursuant to the ESPP Evergreen Provision.

Stock-Based Compensation

Stock Options

On February 22, 2016, as part of the Company’s annual grant of equity, the Company issued 624,275 stock options to employees. In addition, the Company issues stock options to new hires and occasionally to other employees not in connection with the annual grant process.  Options granted by the Company vest over periods of between 12 and 48 months. Options vest in installments of (i) 25% at the one year anniversary and (ii) in either 36 or 48 equal monthly or 12 equal quarterly installments beginning in the thirteenth month after the initial Vesting Commencement Date (as defined) or grant date, subject to the employee’s continuous service with the Company. Options generally expire ten years after the date of grant. The Company recorded approximately $1.0 million of stock-based compensation expense related to stock options during the three months ended June 30, 2016 and approximately $2.1 million during the six months ended June 30, 2016.

Restricted Stock

On December 23, 2013, the Company issued 450,224 shares of restricted stock to employees and 79,067 shares of restricted stock to non-employees at a grant date fair value of $7.42 per share.  The aggregate grant date fair value for the shares of restricted stock issued on December 23, 2013 totaled approximately $3.9 million. The awards of restricted stock contained a performance condition wherein vesting is contingent upon the Company’s consummation of a liquidity event, as defined, prior to the fifth anniversary of the date of grant. Certain of the awards of restricted stock have a requisite service period that was complete upon grant. The remainder of the awards of restricted stock have a requisite service period of four years whereby the award vests 25% on the one year anniversary of the Vesting Commencement Date (as defined), then ratably on the first day of each calendar quarter for 12 quarters, subject to continuous service by the individual and achievement of the performance target. Due to the nature of the performance condition, the Company had concluded that the performance condition was not probable of achievement and therefore, recognition of compensation cost had been deferred until the occurrence of a liquidity event, as defined.  Compensation expense related to the restricted stock awards is being recognized over the associated requisite service period which commenced on March 25, 2014. The Company recorded approximately $27,000 of stock-based compensation expense related to restricted stock during the three months ended June 30, 2016 and recorded approximately $13,000 during the six months ended June 30, 2016 as a result of mark to market adjustments related to non-employees.

Restricted Stock Units

On February 22, 2016, as part of the Company’s annual grant of equity, the Company issued 382,338 RSUs to employees.  In addition, the Company occasionally issues RSUs not in connection with the annual grant process to employees.  The RSUs vest 100% on the third year anniversary of the grant date.  Total stock-compensation expense to be recognized over the life of the RSUs is $2.9 million and will be recognized on a straight-line basis over the vesting period. The Company recorded approximately $0.2 million of stock-based compensation expense related to the RSUs during the three months ended June 30, 2016 and approximately $0.3 million during the six months ended June 30, 2016.

ESPP

The first offering period under the ESPP opened on January 2, 2015.  There were 16,629 shares issued during the second quarter of 2016.  The Company recorded approximately $16,000 of stock-based compensation expense related to ESPP during the three months ended June 30, 2016 and approximately $47,000 during the six months ended June 30, 2016.

Compensation Expense Summary

The Company has recognized the following compensation cost related to share-based awards:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)		(in thousands)
Research and development	$365	$397	$757	$962
General and administrative	857	698	1,716	1,261
Total	$1,222	$1,095	$2,473	$2,223

Compensation expense by type of award:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)		(in thousands)
Stock options	$1,021	$908	$2,149	$1,607
Restricted stock	27	142	13	542
Restricted stock units	158	24	264	32
Employee stock purchase plan	16	21	47	42
Total	$1,222	$1,095	$2,473	$2,223

7. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three or six months ended June 30, 2016 and 2015. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

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

In November 2015, the Company entered into a Second Amendment to Lease, or the Second Amendment, amending the Lease to extend its existing lease for 16,222 square feet on the 11th floor, which was due to expire on December 31, 2016, and lease an additional 23,189 square feet of office space on the 11th and 14th floors.  Monthly lease payments for the existing 16,222 square feet on the 11th floor remain unchanged until December 31, 2016 and will be approximately $107,000 per month commencing on May 1, 2017.  The new space leased by the Company under the Second Amendment includes (i) 3,066 square feet on the 14th floor which was delivered on December 31, 2015 and additional monthly lease payments of approximately $20,000 commencing on April 1, 2016, (ii) 16,739 square feet on the 14th floor which was delivered on April 11, 2016 and additional monthly lease payments of approximately

$110,000 commencing September 11, 2016 and (iii) 3,384 square feet on the 11th floor with an estimated delivery date of January 1, 2017 and additional monthly lease payments of approximately $23,000 commencing May 1, 2017.  The above rents are subject to annual rent escalations, commencing on either February 1, 2017 or February 1, 2018 depending upon the delivery date of each respective suite.  The Second Amendment includes a contribution from the landlord for leasehold improvements for both the new leased space and the Company’s existing premises.  The contribution from the landlord is being accounted for as a deferred lease incentive and reduction in monthly rent expense over the term of the lease.  The term of the lease, as amended, expires on the later of August 31, 2026 or 10 years after the landlord delivers the entirety of the 14th floor to the Company.  In connection with the Second Amendment, the Company paid an additional cash security deposit to the landlord of $976,382.  Total cash security deposits of $1,280,857 and $304,475 are included in other assets in the Company’s condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.

In July, 2016, the Company entered into a Third Amendment to Lease (see Note 12).

The Company recognizes rent expense for the space which it currently occupies under its initial lease, the First Amendment, and the Second Amendment, and records a deferred lease obligation representing the cumulative difference between actual facility lease payments and lease expense recognized ratably over the lease period, which is included in the Company’s condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015.  The Company will begin recognizing rent expense for the additional space not yet available at June 30, 2016 subsequent to taking possession of the space.

The Company leases office equipment under three year capital leases with payments commencing in February 2014, April 2015 and February 2016, respectively.  The capital lease amounts are included in accrued expenses and other liabilities.

At June 30, 2016, the Company’s future minimum payments required under these leases are as follows:

	Operating	Capital
	Lease	Lease	Total
	(in thousands)
2016	$1,425	$6	$1,431
2017	3,117	9	3,126
2018	3,117	5	3,122
2019	3,117	—	3,117
2020	3,117	—	3,117
Thereafter	17,664	—	17,664
Total	$31,557	20	$31,577
Less amount representing interest		(1)
Present value of minimum lease payments at June 30, 2016		$19

The Company recorded approximately $0.7 million and $0.2 million in rent expense for the three months ended June 30, 2016 and 2015, respectively and $1.0 and $0.4 million in rent expense for the six months ended June 30, 2016 and 2015, respectively.

Under the Company’s agreement with Quintiles, Inc., or Quintiles, to provide services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of June 30, 2016 were approximately $443.2 million. The estimated period of performance for the committed work with Quintiles is through the third quarter of 2019.  The Company contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $13.9 million and $5.2 million at June 30, 2016 and December 31, 2015, respectively. The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

In September 2015, a purported securities class action lawsuit was filed against the Company, including its Chief Executive Officer, its Chief Financial Officer, and members of the Company’s Board of Directors, in the Business Litigation Section of the Suffolk County Superior Court of Massachusetts.  The complaint is brought on behalf of an alleged class of those who purchased common stock of the Company pursuant or traceable to the Company’s initial public offering, and purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended.  The complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the Phase 2b clinical study of vadadustat.  The complaint seeks, among other relief, unspecified compensatory damages, rescission of certain stock purchases, attorneys’ fees, and costs.  In October 2015, the Company removed the case to the United States District Court for the District of Massachusetts, and the plaintiff filed a motion to remand the case back to the Business Litigation Section of the Suffolk County Superior Court of Massachusetts.  The plaintiff’s motion to remand was granted in April 2016.  The Company believes such claims are without merit and will engage in a vigorous defense of such litigation.

The Company has had a number of positive developments in our opposition and invalidity proceedings against FibroGen, Inc., or FibroGen.  With regard to the opposition that the Company filed in Europe against FibroGen’s European Patent No. 1463823, or the ’823 patent, an oral proceeding took place March 8 and 9, 2016.  Following the oral proceeding, the European Opposition Division ruled that the patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety.  FibroGen has appealed that decision. Likewise, with regard to the invalidity proceeding that the Company filed in Japan against certain claims of FibroGen’s Japanese Patent No. 4804131, or the ’131 patent, which is the Japanese counterpart to the ’823 patent, the Japan Patent Office, or JPO, issued a preliminary decision finding all of the challenged claims to be invalid.  FibroGen subsequently amended the claims and the JPO accepted the amendments.  The resulting FibroGen Japanese ’131 patent does not cover vadadustat or any pyridine carboxamide compounds. To date, FibroGen has been unsuccessful in its attempts to obtain a patent in the United States covering the same claim scope as it obtained initially in Europe and Japan in the ’823 and ’131 patents.  In the event FibroGen were to obtain such a patent in the United States, the Company may decide to challenge them like the Company has done in Europe and Japan.

On May 13, 2015, May 20, 2015 and July 6, 2015 the Company filed oppositions to FibroGen’s European Patent Nos. 2322153, 2322155, and 1633333, or the ’153 patent, the ’155 patent, and the ’333 patent, respectively, requesting the patents be revoked in their entirety. These related patents claim, among other things, various compounds that either stabilize HIFα or inhibit a HIF hydroxylase or a HIF prolyl hydroxylase for treating or preventing various conditions, including, inter alia, iron deficiency, microcytosis associated with iron deficiency, anemia of chronic disease, anemia wherein the subject has a transferrin saturation of less than 20%, anemia refractory to treatment with exogenously administered erythropoietin, or EPO, and microcytosis in microcytic anemia.  Oppositions to the ’155 patent and to the ’153 patent were also filed by Glaxo Group Limited and by Bayer Intellectual Property GmbH, Bayer Pharma Aktiengesellschaft, and Bayer Animal Health GmbH. While, for the reasons set forth in our oppositions, the Company believes that the ’153 patent, the ’155 patent, and the ’333 patent should be revoked in their entirety, the ultimate outcomes of the oppositions remains uncertain. If the European Patent Office decides not to revoke the ’153 patent, the ’155 patent, or the ’333 patent in their entirety, or only certain claims of those patents, and any surviving claims are determined to encompass the Company’s intended use of the Company’s lead product candidate, the Company may not be able to commercialize the Company’s lead product candidate in the European Union for its intended use, which could materially adversely affect the Company’s business, operating results and financial condition.

The Company’s policy is to record a liability if a loss in a significant legal dispute is considered probable and an amount can be reasonably estimated.   The Company provides disclosure when a loss in excess of any reserve is reasonably possible, and the Company is in a position to estimate the potential loss or range of possible loss.  Significant judgment is required to assess the likelihood of various potential outcomes and the quantification of loss in those scenarios.  The Company’s estimates change as litigation progresses and new information comes to light.  Changes in Company estimates could have a material impact on the Company’s results and financial position.

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

Pursuant to the Collaboration Agreement, MTPC will have an exclusive license to develop and commercialize vadadustat in the Territory. In addition, the Company will supply vadadustat for both clinical and commercial use in the Territory. The countries included in the Territory are Japan, Taiwan, South Korea, Singapore, Malaysia, India, Indonesia, East Timor, Mongolia, the Philippines, Vietnam, Laos, Cambodia, Thailand, Brunei, Myanmar, Nepal, Sri Lanka, Bangladesh, Bhutan, Maldives, Palau and Tonga.

In consideration for the exclusive license and other rights contained in the Collaboration Agreement, MTPC will make payments totaling up to $100.0 million to fund the vadadustat global Phase 3 program, including $40.0 million paid in January 2016. If Japanese patients are not included in either the global Phase 3 PRO2TECT or INNO2VATE programs, $20.0 million of the $40.0 million received would be used to fund further local development of vadadustat in Japan or be refunded to MTPC.  The Company is also eligible to receive up to approximately $250.0 million in additional milestone payments, based upon achievement of certain development and sales milestones as well as tiered royalty payments, from low teens up to twenty percent, on sales of vadadustat in the Territory.

The Company and MTPC will establish a joint steering committee to oversee development and commercialization of vadadustat in the Territory, including approval of any development or commercialization plans. Unless earlier terminated, the Collaboration Agreement will continue in effect on a country-by-country basis until the later of: expiration of the last-to-expire patent covering vadadustat in such country in the Territory; expiration of marketing or regulatory exclusivity in such country in the Territory; or ten (10) years after the first commercial sale of vadadustat in such country in the Territory. MTPC may terminate the Collaboration Agreement upon twelve (12) months’ notice at any time after the second anniversary of the effective date of the Collaboration Agreement. Either party may terminate the Collaboration Agreement upon the material breach of the other party that is not cured within a specified time period or upon the insolvency of the other party.

As of June 30, 2016, there is $40.0 million of deferred revenue related to the Company’s Collaboration Agreement, all of which is classified as long‑term in the accompanying condensed consolidated balance sheet.  Revenue recognition for the Collaboration Agreement will commence when all criteria as required under ASC 605 have been satisfied, which the Company expects will be in 2017 when the scope of the Phase 3 program is agreed upon with Japanese regulatory authorities.

10. Employee Retirement Plan

During 2008, the Company established a retirement plan (the Plan) authorized by Section 401(k) of the Internal Revenue Code. In accordance with the Plan, all employees who have attained the age of 21 are eligible to participate in the Plan as of the first Entry Date, as defined, following their date of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary and contributions in the amount of approximately $29,000 and $0 were made during the three months ended June 30, 2016 and 2015, respectively, and $0.1 million and $0 were made during the six months ended June 30, 2016 and 2015, respectively.

11. Net Loss per Share

The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Outstanding stock options	2,753,908	1,975,620	2,753,908	1,975,620
Unvested restricted stock	159,640	295,206	159,640	295,206
Unvested restricted stock units	396,813	25,875	396,813	25,875
Total	3,310,361	2,296,701	3,310,361	2,296,701

12. Subsequent Event

On July 25, 2016, the Company executed into a Third Amendment to Lease (Third Amendment), amending the lease dated December 3, 2013, for the Company’s headquarters located at 245 First Street, Cambridge, Massachusetts (the Building).

Pursuant to the Third Amendment, the Company has agreed to extend its existing lease for approximately 5,951 rentable square feet of office, research and laboratory space located on the first floor of the science center in the Building (Lab Space).  Monthly lease payments for the new space will be approximately $35,000 per month commencing approximately December 1, 2016, pending completion of work by the Landlord.  The foregoing rent is subject to annual rent escalations commencing on December 1, 2017, depending on the date of delivery of the premises.  The Third Amendment includes a Landlord’s contribution for leasehold improvements for the premises in the amount of $89,265.  The term of the lease for the Lab Space is five years, with an extension option for one additional period of two years.

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

More than 30 million people in the United States have CKD, with estimates that over 1.8 million of these patients suffer from anemia. Anemia from these indications is currently treated with injectable recombinant erythropoiesis-stimulating agents, or rESAs,—including Epogen®, Procrit® and Aranesp® — iron supplementation or RBC transfusions. Based on the reported revenues of companies that market and sell rESAs, we estimate that global sales of injectable rESAs were $7.0 billion in 2014; the vast majority of which were for renal indications.

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

We have commenced Phase 3 development of vadadustat in non-dialysis CKD patients. Positive results from our Phase 2b study in non-dialysis CKD patients demonstrated that vadadustat raised hemoglobin levels with no safety signal observed. In December 2015, we began dosing patients in our Phase 3 vadadustat program in non-dialysis patients with anemia related to CKD, PRO2TECT. If the results from the PRO2TECT program support the results observed across our previous clinical studies, including 29,000 days of patient exposure, we anticipate submitting a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, for vadadustat in 2019.

We have also completed a Phase 2 study of vadadustat for the treatment of anemia in patients undergoing dialysis, which found that vadadustat, dosed either once daily or three times per week, maintained stable hemoglobin levels following conversion from rESA therapy with no safety signal observed. We initiated our Phase 3 vadadustat program in dialysis-dependent patients with anemia related to CKD, INNO2VATE, in August 2016, and we anticipate full enrollment by early 2018.

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

If approved by regulatory authorities, we plan to commercialize vadadustat in the United States for the treatment of anemia in patients with CKD. These patients are primarily treated by approximately 7,000 nephrologists, and we believe we can reach most of this market with a specialty sales force of approximately 125 people.  In Japan and certain other Asian countries, we plan to commercialize vadadustat through our collaboration with Mitsubishi Tanabe Pharma Corporation, or Mitsubishi Tanabe. We intend to seek one or more collaborators to commercialize vadadustat in additional markets.

Our second clinical candidate, AKB-6899, is designed as a small molecule HIF-PH inhibitor with potential therapeutic benefit in anemia, oncology and ophthalmology. AKB-6899 has demonstrated the ability in vitro to reduce vascular endothelial growth factor, or VEGF, levels in the presence of hypoxia. In several preclinical mouse models, AKB-6899 has been active in reducing tumor growth and development of metastases. We opened an Investigational New Drug application, or IND, with the FDA at the end of 2015. We anticipate completion of a Phase 1 study in late 2017.

Since our inception in 2007, we have devoted the largest portion of our resources to our development efforts relating to vadadustat, including preparing for and conducting clinical studies of vadadustat, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through equity offerings.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $61.6 million and $21.4 million for the six months ended June 30, 2016 and 2015, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Through the end of 2015 we have raised approximately $187.4 million of net proceeds from three underwritten public offerings, including our initial public offering.  In January 2016, we completed a follow-on public offering whereby we sold 7,250,000 shares of common stock at a price of $9.00 per share.  The aggregate net proceeds received by us from the offering were approximately $61.0 million, net of underwriting discounts and commissions and estimated offering expenses payable by us.

In May 2016, we entered into a Sales Agreement with Cantor Fitzgerald & Co. to periodically sell up to $75 million of shares of our common stock in an at-the-market, or ATM, offering.  During the second quarter of 2016, there were no sales of common stock pursuant to the Sales Agreement.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits, recruiting fees, travel and stock-based compensation expense;
•	expenses incurred under agreements with the CROs and investigative sites that conduct our clinical studies;
•	the cost of acquiring, developing and manufacturing clinical study materials;
•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and
•	costs associated with preclinical and clinical activities.

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

From inception through June 30, 2016, we have incurred $167.2 million in research and development expenses. We plan to increase our research and development expenditures for the foreseeable future as we continue the development of vadadustat and AKB-6899. Our current and/or planned research and development activities include the following:

•	global Phase 3 development of vadadustat, including the PRO2TECT and INNO2VATE clinical programs; and
•	the initiation of a Phase 1 study of AKB-6899.

Our direct research and development expenses consist principally of external costs, such as fees paid to clinical trial sites, consultants, central laboratories and CROs in connection with our clinical studies, and costs related to acquiring and manufacturing clinical study materials.

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

 Stock-based compensation expense totaled approximately $1.2 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $2.5 million and $2.2 million for the six months ended June 30, 2016, respectively.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

	Three Months Ended		Increase
	June 30, 2016	June 30, 2015	(Decrease)
	(In Thousands)
Operating expenses:
Research and development	$30,877	$6,505	$24,372
General and administrative	$5,311	$4,384	927
Total operating expenses	36,188	10,889	25,299
Loss from operations	(36,188)	(10,889)	25,299
Other income, net	409	200	209
Net loss	$(35,779)	$(10,689)	$25,090

Research and Development Expenses. Research and development expenses were $30.9 million for the three months ended June 30, 2016, compared to $6.5 million for the three months ended June 30, 2015, an increase of $24.4 million. The increase was primarily due to the following:

(in millions)

Phase 3 program	$21.9
Manufacture of drug substance	1.4
Regulatory activities and other clinical and non-clinical	(0.7)
Total increase related to the continued development of vadadustat	22.6

Headcount, consulting and facilities	1.8
Total net increase	$24.4

General and Administrative Expenses. General and administrative expenses were $5.3 million for the three months ended June 30, 2016, compared to $4.4 million for the three months ended June 30, 2015. The increase of $0.9 million was primarily due to the following expense increases:  $0.5 million due to increased headcount and compensation related costs and $0.5 million in commercial planning costs.

Other Income, Net. Other income, net, was $0.4 million for the three months ended June 30, 2016 and $0.2 million for the three months ended June 30, 2015. Other income, net for the three months ended June 30, 2016 is primarily comprised of interest income.  Other income, net for the three months ended June 30, 2015, is primarily comprised of $0.1 million of interest income and $0.1 million of reimbursements under a services agreement for consulting services.

Comparison of the Six Months Ended June 30, 2016 and 2015

	Six Months Ended		Increase
	June 30, 2016	June 30, 2015	(Decrease)
	(In Thousands)
Operating expenses:
Research and development	$51,112	$13,168	$37,944
General and administrative	11,122	8,617	2,505
Total operating expenses	62,234	21,785	40,449
Loss from operations	(62,234)	(21,785)	40,449
Other income, net	657	401	256
Net loss	$(61,577)	$(21,384)	$40,193

Research and Development Expenses. Research and development expenses were $51.1 million for the six months ended June 30, 2016, compared to $13.2 million for the six months ended June 30, 2015, an increase of $37.9 million. The increase was primarily due to the following:

(in millions)

Phase 3 program	$34.3
Manufacture of drug substance	1.7
Regulatory activities and other clinical and non-clinical	(1.4)
Total increase related to the continued development of vadadustat	34.6

Headcount, consulting and facilities	3.3
Total net increase	$37.9

General and Administrative Expenses. General and administrative expenses were $11.1 million for the six months ended June 30, 2016, compared to $8.6 million for the six months ended June 30, 2015. The increase of $2.5 million was primarily due to the following expense increases:  $1.4 million due to increased headcount and compensation related costs and $1.2 million in commercial planning costs.

Other Income, Net. Other income, net, was $0.7 million for the six months ended June 30, 2016, compared to $0.4 million for the six months ended June 30, 2015. Other income, net for the six months ended June 30, 2016 is primarily comprised of interest income.  Other income, net for the six months ended June 30, 2015, is primarily comprised of $0.2 million of interest income and $0.2 million of reimbursements under a services agreement for consulting services.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of June 30, 2016, we had an accumulated deficit of $223.0 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally through equity offerings. As of June 30, 2016, we had cash and cash equivalents and available for sale securities of approximately $188.6 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities stated at fair value, are also available as a source of liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended
	June 30, 2016	June 30, 2015
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(9,521)	$(20,464)
Investing activities	(55,168)	(871)
Financing activities	61,088	64,803
Net increase in cash and cash equivalents	$(3,601)	$43,468

Operating Activities. The net cash used in operating activities was $9.5 million for the six ended June 30, 2016 and consisted primarily of a net loss of $61.6 million adjusted for non-cash items, including stock-based compensation expense of $2.5 million and amortization of premium/discount on investments of $0.3 million and a net increase in operating assets and liabilities of $49.2 million. The significant items in the change in operating assets and liabilities include an increase in deferred revenue of $40.0 million attributable to payments made to us pursuant to our collaboration with Mitsubishi Tanabe and an increase in accounts payable, accrued expenses and other liabilities of approximately $10.5 million partially offset by a decrease of approximately $1.3 million in prepaid expenses and other current assets. The net increase in operating assets and liabilities is primarily driven by clinical and non-clinical study costs associated with vadadustat and AKB-6899.

The net cash used in operating activities was $20.5 million for the six months ended June 30, 2015 and consisted primarily of a net loss of $21.4 million adjusted for non-cash items, including stock-based compensation expense of $2.2 million and amortization of premium/discount on investments of $0.3 million and a net decrease in operating assets and liabilities of $1.6 million. The significant items in the change in operating assets and liabilities include decreases in accounts payable and accrued expenses of approximately $1.0 million and an increase in prepaid expenses and other current assets of $0.6 million. The decrease in accounts payable and accrued expenses is primarily driven by a reduction in accrued bonus as a result of the payment of the 2014 bonuses in March 2015 and accrued clinical and non-clinical study costs associated with AKB-6548 and AKB-6899, partially offset by an increase in accrued legal costs. The increase in prepaid expenses, other current assets and other assets is primarily related to prepaid clinical and non-clinical study costs associated with AKB-6548 and AKB-6899 and directors and officers insurance.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2016 was $55.2 million and was comprised primarily of purchases of available for sale securities of $118.7 million and purchases of equipment of $1.4 million, offset by proceeds from the maturities of available for sale securities of $64.9 million.

Net cash used in investing activities for the six months ended June 30, 2015 was $0.9 million and was comprised primarily of purchases of available for sale securities of $35.4 million and purchases of equipment of $0.2 million, offset by proceeds from the maturities of available for sale securities of $34.8 million.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2016 was $61.1 million and consisted primarily of net proceeds from the public issuance of common stock, proceeds from the exercise of stock options and proceeds from the sale of stock under our employee stock purchase plan.

Net cash provided by financing activities for the six months ended June 30, 2015 was $64.8 million and consisted primarily of net proceeds from the public issuance of common stock.

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

We ended the second quarter of 2016 with cash, cash equivalents and available for sale securities of $188.6 million and we expect our cash resources to fund our current operating plan through the second quarter of 2017.  However, we do not currently estimate that these funds will enable us to complete our Phase 3 development of vadadustat, including both the PRO2TECT and INNO2VATE clinical programs. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We intend to secure a geographic collaboration for the development and commercialization of vadadustat in Europe and other regions outside of the United States with a goal of providing funds sufficient to enable us to complete our Phase 3 development of vadadustat, including both the PRO2TECT and INNO2VATE clinical programs. However, there can be no assurance that our development milestones will be achieved, that we will be able to secure a second geographic collaboration for the development and commercialization of vadadustat outside the United States or that we will secure other sources of financing to complete our Phase 3 development of vadadustat.

We will require additional capital for the further development of our existing product candidates and will need to raise additional funds sooner to pursue development activities related to additional product candidates. If and until we can generate a sufficient amount of revenue from our products, we expect to finance future cash needs through public or private equity, debt offerings, or strategic transactions. Additional funds may not be available to us on acceptable terms or at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K that was filed with the SEC on March 14, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2016 we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents and available-for-sale securities of $188.6 million and $138.5 million, respectively, primarily money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of June 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other

Item 1. Legal Proceedings

Shareholder Litigation

In September 2015, a purported securities class action lawsuit was filed against us, including our Chief Executive Officer, our Chief Financial Officer, and members of our Board of Directors, in the Business Litigation Section of the Suffolk County Superior Court of Massachusetts.  The complaint is brought on behalf of an alleged class of those who purchased our common stock pursuant or traceable to our initial public offering, and purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended.  The complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the Phase 2b clinical study of vadadustat.  The complaint seeks, among other relief, unspecified compensatory damages, rescission of certain stock purchases, attorneys’ fees, and costs.  In October 2015, we removed the case to the United States District Court for the District of Massachusetts, and the plaintiff filed a motion to remand the case back to the Business Litigation Section of the Suffolk County Superior Court of Massachusetts.  The plaintiff’s motion to remand was granted in April 2016.  We believe such claims are without merit and we will engage in a vigorous defense of such litigation.

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

Opposition and Invalidity Proceedings Against FibroGen Inc.

We have had a number of positive developments in our opposition and invalidity proceedings against FibroGen, Inc., or FibroGen.   With regard to the opposition that we filed in Europe against FibroGen’s European Patent No. 1463823, or the ’823 patent, an oral proceeding took place March 8 and 9, 2016.  Following the oral proceeding, the European Opposition Division ruled that the patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety.  FibroGen has appealed that decision.  Likewise, with regard to the invalidity proceeding that we filed in Japan against certain claims of FibroGen’s Japanese Patent No. 4804131, or the ’131 patent, which is the Japanese counterpart to the ’823 patent, the Japan Patent Office, or JPO, issued a preliminary decision finding all of the challenged claims to be invalid.  FibroGen subsequently amended the claims and the JPO accepted the amendments.  The resulting FibroGen Japanese ’131 patent does not cover vadadustat or any pyridine carboxamide compounds. To date, FibroGen has been unsuccessful in its attempts to obtain a patent in the United States covering the same claim scope as it obtained initially in Europe and Japan in the ’823 and ’131 patents.  In the event FibroGen were to obtain such a patent in the United States, we may decide to challenge them like we have done in Europe and Japan.

On May 13, 2015, May 20, 2015 and July 6, 2015 we filed oppositions to FibroGen’s European Patent Nos. 2322153, 2322155, and 163333, or the ’153 patent, the ’155 patent, and the ’333 patent, respectively, requesting the patents be revoked in their entirety. These related patents claim, among other things, various compounds that either stabilize HIFα or inhibit a HIF hydroxylase or a HIF prolyl hydroxylase for treating or preventing various conditions, including, inter alia, iron deficiency, microcytosis associated with iron deficiency, anemia of chronic disease, anemia wherein the subject has a transferrin saturation of less than 20%, anemia refractory to treatment with exogenously administered erythropoietin, or EPO, and microcytosis in microcytic anemia.  Oppositions to the ’155 patent and to the ’153 patent were also filed by Glaxo Group Limited and by Bayer Intellectual Property GmbH, Bayer Pharma Aktiengesellschaft, and Bayer Animal Health GmbH. While, for the reasons set forth in our oppositions, we believe that the ’153 patent, the ’155 patent, and the ’333 patent should be revoked in their entirety, the ultimate outcomes of the oppositions remains uncertain. If the European Patent Office decides not to revoke the ’153 patent, the ’155 patent, or the ’333 patent in their entirety, or only certain claims of those patents, and any surviving claims are determined to encompass our intended use of our lead product candidate, we may not be able to commercialize our lead product candidate in the European Union for its intended use, which could materially adversely affect our business, operating results and financial condition.

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

We have incurred net losses each year since our inception, including net losses of $61.6 million for the six months ended June 30, 2016, and $21.4 million for the six months ended June 30, 2015. As of June 30, 2016, we had an accumulated deficit of $223.0 million. To date, we have not commercialized any products or generated any revenue from the sale of products, and we do not expect to generate any product revenue in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through our initial public offering, completed in March 2014, our follow-on offerings completed in April 2015 and January 2016, our at-the-market offering in 2015 and private placements of our preferred stock. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our ability to obtain funding through equity or debt financings or strategic collaboration. Our lead product candidate, vadadustat, recently commenced Phase 3 development, and our other product candidate, AKB-6899, is expected to begin clinical development in 2017. Therefore, we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market vadadustat, our future revenue will depend upon the size of any markets in which vadadustat has received approval, our ability to achieve sufficient market acceptance, the availability and extent of reimbursement from third-party payors and other factors.

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

As of June 30, 2016, our cash and cash equivalents and available-for-sale securities were $188.6 million. We believe that we will continue to expend substantial resources for the foreseeable future developing vadadustat, AKB-6899 and any other product candidates that we may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise as a result of our decision to include certain elements in our programs. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the development and commercialization of our product candidates.

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

We ended the second quarter of 2016 with cash, cash equivalents and available for sale securities of $188.6 million and we expect our cash resources to fund our current operating plan through the second quarter of 2017.  However, we do not currently estimate that these funds will enable us to complete our Phase 3 development of vadadustat, including both the PRO2TECT and INNO2VATE clinical programs. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We intend to secure a geographic collaboration for the development and commercialization of vadadustat in Europe and other regions outside of the United States with a goal of providing funds sufficient to enable us to complete our Phase 3 development of vadadustat, including both the PRO2TECT and INNO2VATE clinical programs. However, there can be no assurance that our development milestones will be achieved, that we will be able to secure a second geographic collaboration for the development and commercialization of vadadustat outside the United States or that we will secure other sources of financing to complete our Phase 3 development of vadadustat.

We will require additional capital for the further development of our existing product candidates and will need to raise additional funds sooner to pursue development activities related to additional product candidates. If and until we can generate a sufficient amount of revenue from our products, we expect to finance future cash needs through public or private equity, debt offerings, or strategic transactions. There can be no assurance that additional funds will be available to us on acceptable terms or at all.  If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

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

Our limited operating history may make it difficult for shareholders to evaluate the success of our business to date and to assess our future viability.

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

We currently have only one product candidate, vadadustat, in clinical development, and our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of that product candidate, which may never occur. We currently have no drug products for sale, generate no revenue from sales of any drugs, and may never be able to develop marketable drug products. Vadadustat, which is in Phase 3 development, will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence its commercialization. We expect to complete a Phase 1 study of our other product candidate, AKB-6899, in 2017. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years. Of the large number of drugs in development in the United States, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize vadadustat.

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
•

the contract research organizations, or CROs, that we retain to conduct our clinical trials may not perform effectively or take actions outside of our control that materially adversely impact our clinical trials;

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

We have obtained alignment with both FDA and EMA on vadadustat’s global Phase 3 program in both non-dialysis and dialysis patients with anemia related to CKD; however, we have not yet obtained alignment with all regulatory authorities globally on the design of these studies.  A regulatory authority may suggest we include, or we may choose to include, certain elements in our Phase 3 development program, such as any or all of the following:

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical studies in a timely manner. Patient enrollment is affected by many factors, including:

•	severity of the disease under investigation;
•	design of the study protocol;
•	size and nature of the patient population;

•	eligibility criteria for, and design of, the study in question;
•	perceived risks and benefits of the product candidate under study;
•	proximity and availability of clinical study sites for prospective patients;
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

We could encounter delays if a clinical trial is suspended or terminated by us, by the relevant IRBs at the sites at which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such suspension or termination may be due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, critical findings resulting from inspection of clinical trial operations, clinical trial site or manufacturing facilities by the FDA or other regulatory authorities, the imposition of a clinical hold, unforeseen safety issues or adverse side effects, changes in laws or regulations, or lack of adequate funding to continue the clinical trial. Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We entered into an agreement with Quintiles, Inc. to be our primary CRO for the PRO2TECT and INNO2VATE programs.  If Quintiles cannot perform effectively or terminates their engagement with us, the progress of our Phase 3 clinical studies may be impacted and we may incur significant added costs in identifying, qualifying and contracting with a new CRO.

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

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, resulting in additional losses and depriving us of potential product revenue. In addition, we will be using an active comparator for our Phase 3 clinical trials in CKD patients.  If our distributors are unable to obtain sufficient supply of the active comparator for any reason, or supply active comparator to clinical trial sites in a timely manner, our clinical trials may be extended, delayed, suspended or terminated.

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

Also, these third parties may terminate their engagement with us. We entered into an agreement with Evonik Corporation, or Evonik, for the manufacture of the drug substance for the Phase 3 development program of vadadustat. If Evonik cannot perform as agreed or terminates their engagement with us, we may be required to find replacement manufacturers. We may incur significant delays and added costs in identifying, qualifying and contracting with any such replacement, as well as producing the drug substance. Also, if we choose to engage a second source for the production of drug substance, we may incur additional costs. We also have an agreement in place with Gregory Pharmaceutical Holdings (d/b/a UPM Pharmaceuticals Inc., or UPM) for the manufacture of finished drug product for the Phase 3 development program. Although we believe that there are several other manufacturers who also could manufacture our drug product if UPM cannot perform as agreed or terminates their engagement with us, we may incur significant delays and added costs in identifying, qualifying, and contracting with another manufacturer. In addition, we have to enter into technology transfer agreements and share our know-how with such third-party manufacturers, which can be time-consuming and may result in delays. These delays could result in a suspension of our clinical trials or, if vadadustat is approved and marketed, a failure to satisfy patient demand.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

•	the potential inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•	reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities, including regulatory compliance and quality assurance;
•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
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

We plan to commercialize vadadustat ourselves in the United States and entered into a collaboration agreement with Mitsubishi Tanabe to develop and commercialize vadadustat in Japan and certain other Asian countries. We will likely seek one or more strategic collaborators to commercialize vadadustat in additional markets. We face competition in seeking appropriate collaborators for our product candidates, and the negotiation process is time-consuming and complex. In order for us to successfully collaborate with third parties on our product candidates, potential collaborators must view these product candidates as economically valuable. Even if we are successful in our efforts to establish strategic collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic collaborations if, for example, development or approval of a product is delayed or sales of an approved product are disappointing. Any delay in entering into strategic collaboration agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

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

If we fail to maintain our current collaboration with Mitsubishi Tanabe or other strategic collaborations related to our product candidates, we will bear all of the risk and costs related to the development and commercialization of any such product candidate, and we may need to seek additional financing, hire additional employees and otherwise develop expertise. This could negatively affect the development and commercialization of any such product candidate.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in other countries. Our competitors have and we expect that they will continue to undertake formal efforts to oppose the issuance of claims in our patent applications. We do not control decisions made by the United States Patent and Trademark Office, or US PTO, or equivalent bodies outside the United States. Even if our patents do successfully issue, third parties may challenge the validity, enforceability, inventorship, or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the US PTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For applications containing a claim not entitled to priority before March 16, 2013, there is greater level of uncertainty in the patent law with the passage of the America Invents Act (2011), which brings into effect significant changes to the U.S. patent laws and which introduces new procedures for challenging pending patent applications and issued patents. A primary change under this reform is creating a “first to file” system in the United States. This will require us to be cognizant of the time from invention to filing of a patent application.

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

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with will usually expect to be granted rights to publish data arising out of such collaboration.  We often grant such rights, provided that we are notified in advance and given the opportunity to delay publication for a limited time period in order for us to secure patent protection of intellectual property rights arising from the collaboration and remove confidential or trade secret information from any such publication. In the future, we may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

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

In addition, if vadadustat is used in an outpatient dialysis facility, such facilities often receive fixed reimbursement for all dialysis services furnished to patients with end-stage renal disease, or ESRD. For example, Medicare payments to ESRD facilities for such services are based on a prospective payment system known as the basic case-mix adjusted composite payment system. These payments cover a bundle of items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs such as vadadustat if approved. We may be unable to sell vadadustat, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment or if our costs of production increase faster than increases in reimbursement levels.  Patient and provider access to adequate coverage and reimbursement by government and private insurance plans is central to the acceptance of any products for which we receive regulatory approval.

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

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

If vadadustat is approved and launched commercially, competing drugs may include EPOGEN® and Aranesp®, commercialized by Amgen, Procrit® and Eprex®, commercialized by Johnson & Johnson, and Mircera®, commercialized by Roche Holding Ltd., or Roche. We may face competition from potential new anemia therapies. There are several other HIF product candidates in various stages of active development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by such companies as FibroGen, in collaboration with AstraZeneca PLC in the United States and China and with Astellas Pharma Inc. in Europe and Asia, Japan Tobacco International, GlaxoSmithKline plc and Bayer HealthCare AG. FibroGen is currently in Phase 3 clinical development of its product candidate, FG-4592 (roxadustat), and GlaxoSmithKline plc is expected to commence Phase 3 studies of its product candidate, GSK-1278863 (daprodustat), in 2016. Some of these product candidates may enter the market as early as 2017.  In addition, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce rESA utilization and thus limit the market for vadadustat if and when it is approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia, like sotatercept from Acceleron Pharma Inc. that may impact the market for anemia-targeted treatment.

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

Risks Related to our Business and Industry

If we fail to attract and keep senior management and key personnel, we may be unable to successfully develop our products, conduct our clinical trials and commercialize our product candidates.

Recruiting and retaining qualified scientific, clinical, medical, manufacturing and sales and marketing personnel will also be critical to our success. We are highly dependent on certain members of our senior management. The loss of the services of our executives, senior managers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executives and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. We may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the intense competition among numerous biopharmaceutical companies for similar personnel.

We also experience competition for the hiring of personnel from universities, research institutions and other biopharmaceutical companies. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may become employed by companies other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to grow and pursue our business strategy will be limited.

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

As we seek to advance our product candidates through clinical trials and commercialization, we will need to expand our clinical, medical, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize vadadustat, if approved, and any other product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, integrate and retain additional personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

Our stock price has been and may continue to be volatile. Since our initial public offering in March 2014, the price of our common stock as reported on The NASDAQ Global Market has ranged from a low of $5.91 on August 25, 2015 to a high of $31.00 on June 20, 2014. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, collectively own a significant percentage of our stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our Board of Directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the Board of Directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2016, we did not have any sales of unregistered securities.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “ Results of Operations and Financial Condition ” of Form 8-K:

On August 8, 2016, Akebia announced its financial results for the quarter ended June 30, 2016 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

The information furnished in Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Item 6. Exhibits.

Exhibits

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

99.1	Press Release issued by Akebia Therapeutics, Inc. on August 8, 2016 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: August 8, 2016	By:	/s/ John P. Butler
John P. Butler
Chief Executive Officer and President

Date: August 8, 2016	By:	/s/ Jason A. Amello
Jason A. Amello
Senior Vice President, Chief Financial Officer and Treasurer