Form 10-Q
period 2016-09-30
Akebia Therapeutics, Inc.
filed 2016-11-09
CIK 1517022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common Stock, $0.00001 par value	38,324,472

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, or PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Forward-looking statements involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

the projected timing of (1) our PRO2TECT and INNO2VATE clinical programs, (2) submission of a new drug application, or NDA, for vadadustat, and (3) commencement of Phase 1 clinical studies of AKB-6899;

•	the pace of enrollment for the PRO2TECT and INNO2VATE clinical programs;
•	our plans to seek a geographic collaboration for the development and commercialization of vadadustat outside the United States;
•	our development plans with respect to vadadustat and AKB-6899;
•	the timing or likelihood of regulatory filings and approvals, including any required post-marketing testing or any labeling and other restrictions;
•	our plans to commercialize vadadustat, if it is approved;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our competitive position;
•	our intellectual property position;
•	developments and projections relating to our competitors and our industry;
•	our estimates regarding expenses (including those associated with the PRO2TECT and INNO2VATE clinical programs), future revenue, capital requirements and needs for additional financing; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$65,830	$49,778
Available for sale securities	95,492	88,676
Prepaid expenses and other current assets	3,825	2,563
Total current assets	165,147	141,017
Property and equipment, net	2,688	540
Deferred offering costs	—	102
Other assets	1,283	1,281
Total assets	$169,118	$142,940
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,524	$2,313
Accrued expenses	17,615	9,555
Total current liabilities	26,139	11,868
Deferred rent	2,262	69
Deferred revenue	40,000	—
Other non-current liabilities	7	5
Total liabilities	68,408	11,942
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized at September 30, 2016 and December 31, 2015; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock: $0.00001 par value; 175,000,000 shares authorized at September 30, 2016 and December 31, 2015; 38,253,190 and 30,662,218 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	359,991	292,783
Treasury stock, at cost, 0 shares in 2016, 8,643 shares in 2015	—	(162)
Accumulated other comprehensive loss	(7)	(234)
Accumulated deficit	(259,274)	(161,389)
Total stockholders' equity	100,710	130,998
Total liabilities and stockholders' equity	$169,118	$142,940

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$31,238	$15,604	$82,350	$28,772
General and administrative	4,944	4,074	16,066	12,691
Total operating expenses	36,182	19,678	98,416	41,463
Operating loss	(36,182)	(19,678)	(98,416)	(41,463)
Other income (expense):
Interest income	219	139	722	350
Other income (expense)	(345)	64	(191)	254
Net loss	$(36,308)	$(19,475)	$(97,885)	$(40,859)
Net loss per share applicable to common stockholders - basic and diluted	$(0.96)	$(0.68)	$(2.61)	$(1.62)
Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	37,897,902	28,784,231	37,528,869	25,175,077
Comprehensive loss:
Net loss	$(36,308)	$(19,475)	$(97,885)	$(40,859)
Other comprehensive income (loss) - unrealized gain (loss) on securities	(44)	20	(7)	(7)
Comprehensive loss	$(36,352)	$(19,455)	$(97,892)	$(40,866)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Operating activities:
Net loss	$(97,885)	$(40,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	172	85
Amortization of premium/discount on investments	399	418
Loss on disposal of property and equipment	306	—
Stock-based compensation	4,101	3,386
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,263)	224
Accounts payable	6,196	3,252
Accrued expense	8,017	4,024
Deferred revenue	40,000	—
Deferred rent	2,193	(25)
Net cash used in operating activities	(37,764)	(29,495)
Investing activities:
Purchase of equipment	(2,614)	(342)
Proceeds from the maturities of available for sale securities	125,151	49,547
Purchase of available for sale securities	(132,138)	(64,531)
Net cash used in investing activities	(9,601)	(15,326)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	63,205	78,579
Proceeds from the sale of stock under employee stock purchase plan	106	109
Proceeds from the exercise of stock options	125	70
Payments on capital lease obligations	(19)	(5)
Net cash provided by financing activities	63,417	78,753
Decrease in cash and cash equivalents	16,052	33,932
Cash and cash equivalents at beginning of the period	49,778	32,780
Cash and cash equivalents at end of the period	$65,830	$66,712
Non-cash financing activities
Unpaid follow-on offering costs	$65	$—
Assets acquired under capital lease	$—	$12

See accompanying notes to unaudited condensed consolidated financial statements

Akebia Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2016

1. Nature of Organization and Operations

Incorporated in Delaware in 2007, Akebia Therapeutics, Inc. (Akebia, or the Company) is a biopharmaceutical company focused on the development of novel proprietary therapeutics based on hypoxia inducible factor, or HIF, biology and the commercialization of these products for patients with serious unmet medical needs. HIF is the primary regulator of the production of red blood cells, or RBCs, in the body and a potentially novel mechanism for the treatment of anemia secondary to chronic kidney disease, or CKD. Pharmacologic modulation of the HIF pathway may also have broader therapeutic applications in acute renal failure, organ protection, ischemia-reperfusion injury, cancer, ophthalmology, and inflammatory diseases. The Company’s lead product candidate, vadadustat, is being developed as a once-daily, oral therapy for the treatment of anemia of CKD.  The Company has successfully completed Phase 2 development demonstrating that vadadustat can safely and predictably raise hemoglobin levels in patients with anemia related to CKD.  The Company has commenced its vadadustat Phase 3 program, which includes the PRO2TECT studies for non-dialysis patients with anemia secondary to CKD and INNO2VATE studies for dialysis-dependent patients.

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

In December 2015, the Company entered into a collaboration agreement with Mitsubishi Tanabe Pharma Corporation, or MTPC, to develop and commercialize vadadustat in Japan and certain other countries in Asia for total milestone payments of up to $350.0 million, including up to $100.0 million in upfront and development payments, of which $40.0 million was received in January 2016.  If Japanese patients are not included in either the global Phase 3 PRO2TECT or INNO2VATE programs, $20.0 million of the $40.0 million received would be used to fund further local development of vadadustat in Japan or be refunded to MTPC.  In addition, the Company is also eligible to receive tiered double-digit royalty payments on sales of vadadustat.

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

In May 2016, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co. to periodically sell up to $75.0 million of shares of common stock in an at-the-market, or ATM, offering.  During the third quarter of 2016, the Company sold 239,906 shares of common stock pursuant to the Sales Agreement.  The aggregate net proceeds received by the Company were approximately $2.2 million, net of commissions.

The Company believes that its cash, cash equivalents and available for sale securities of $161.3 million as of September 30, 2016 is sufficient to fund its current operating plan through the second quarter of 2017.  There can be no assurance, however, that the current operating plan will be achieved in the timeframe anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all.

As of September 30, 2016, the Company had cash and cash equivalents of approximately $161.3 million and current accounts payable and accrued expenses of $26.1 million. The Company has incurred substantial losses since inception, primarily due to investments in research and development, and we expect to continue to incur substantial losses over the next four to five years. Without any additional financings or other transactions, the Company anticipates that it will have sufficient cash available to support its development programs and business operations through the second quarter of 2017.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  In the future, the Company’s ability to continue as a going concern is dependent on its ability to raise additional capital to fund its research and development programs and meet its obligations on a timely basis.  As of September 30, 2016, the financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence.

To potentially mitigate the risk that the Company may be unable to continue as a going concern, it plans to pursue all or a combination of potential strategic alliances, collaborations and other strategic transactions.  The Company also may seek additional capital through public or private equity offerings (including its ATM offering), which could have a dilutive impact on stockholders and the issuance, or even potential issuance, of shares could have a negative effect on the market price of common stock.  Even if the Company is able to secure additional capital, such financings may only be available on unattractive terms, or could result in significant dilution of stockholders’ interests.  If none of the foregoing alternatives is available or, if available, the Company is unable to raise sufficient capital through such transactions, it may be forced to limit or cease its development activities.

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

In August 2014, the FASB issued ASU 2014-15, which requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.  If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  The new standard is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  While the Company intends to adopt the standard as of December 31, 2016, if this standard had been adopted as of September 30, 2016, management of the Company believes that it would have concluded there is substantial doubt about the Company’s ability to continue as a going concern one year from the date of filing of this Form 10-Q. See Note 1 for additional information on our liquidity risks and management’s plans.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available-for-sale securities with original maturities of three months or less at the time of purchase. At September 30, 2016, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available-for-sale which are included in current assets as they are intended to fund current operations. The Company carries available-for-sale securities at fair value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business.  Based on these considerations, the Company did not identify any other-than-temporary unrealized losses at September 30, 2016. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income” within the consolidated statements of operations and comprehensive loss. The Company also includes in net investment income, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method, and includes interest and dividends on securities in interest income.

Revenue Recognition

To date, the Company has not generated any revenue from the sales of products or other means.  For the foreseeable future, the Company expects substantially all of its revenues will be generated from its collaboration with MTPC (see Note 9) and any other collaborations the Company may enter into.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of September 30, 2016 and 2015, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

The following is the summary of property and equipment and related accumulated depreciation as of September 30, 2016 and December 31, 2015.

	Useful Life	September 30, 2016	December 31, 2015
		(in thousands)
Computer equipment and software	3	$466	$300
Furniture and fixtures	5	724	243
Equipment	7	50	50
Leasehold improvements	Shorter of the useful life or remaining lease term (10 years)	1,730	70
Office equipment under capital lease	3	36	24
		3,006	687
Less accumulated depreciation		(318)	(147)
Net property and equipment		$2,688	$540

Depreciation expense, including expense associated with assets under capital leases, was approximately $93,000 and $35,000 for the three months ended September 30, 2016 and 2015, respectively and $171,000 and $85,000 for the nine months ended September 30, 2016 and 2015, respectively.

3. Available for sale securities

Available for sale securities at September 30, 2016 and December 31, 2015 consist of the following:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2016
Cash and cash equivalents	$65,830	$—	$—	$65,830
Available for sale securities:
Certificates of deposit	$17,575	—	—	$17,575
U.S. Government debt securities	71,968	12	(14)	71,966
Corporate debt securities	5,956	—	(5)	5,951
Total available for sale securities	$95,499	$12	$(19)	$95,492
Total cash, cash equivalents, and available for sale securities	$161,329	$12	$(19)	$161,322

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2015
Cash and cash equivalents	$49,778	$—	$—	$49,778
Available for sale securities:
Certificates of deposit	$21,505	—	—	$21,505
U.S. Government debt securities	46,461	—	(185)	46,276
Corporate debt securities	20,944	1	(50)	20,895
Total available for sale securities	$88,910	$1	$(235)	$88,676
Total cash, cash equivalents, and available for sale securities	$138,688	$1	$(235)	$138,454

The estimated fair value of the Company’s available for sale securities balance at September 30, 2016, by contractual maturity, is as follows:

Due in one year or less	$78,818
Due after one year	16,674
Total available for sale securities	$95,492

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

Assets measured or disclosed at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2016
Assets:
Cash and cash equivalents	$65,830	$—	$—	$65,830
Certificates of deposit	—	17,575	—	17,575
U.S. Government debt securities	—	71,966	—	71,966
Corporate debt securities	—	5,951	—	5,951
	$65,830	$95,492	$—	$161,322

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)

December 31, 2015
Assets:
Cash and cash equivalents	$49,778	$—	$—	$49,778
Certificates of deposit	—	21,505	—	21,505
U.S. Government debt securities	—	46,276	—	46,276
Corporate debt securities	—	20,895	—	20,895
	$49,778	$88,676	$—	$138,454

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2016 and December 31, 2015.

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

5. Accrued Expenses

Accrued expenses are as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Accrued clinical	$12,490	$4,536
Accrued bonus	1,876	2,178
Professional fees	619	647
Accrued vacation	378	310
Accrued payroll	259	518
Accrued severance	44	—
Other	1,949	1,366
Total accrued expenses	$17,615	$9,555

In January 2016, the Company entered into separation agreements with two employees.  During the first quarter of 2016, the Company recorded severance expense in the amount of $0.4 million, of which $0.2 million was recorded to general and administrative expense and $0.2 million was recorded to research and development expense.  During the three months ended September 30, 2016, approximately $0.2 million was paid out of the severance accrual and during the nine months ended September 30, 2016, approximately $0.4 was paid out of the severance accrual.

6. Stockholders’ Equity

Authorized and Outstanding Capital Stock

As of December 31, 2014, the authorized capital stock of the Company included 175,000,000 shares of common stock, par value $0.00001 per share, of which 38,253,190 and 30,662,218 shares are issued and outstanding at September 30, 2016 and December 31, 2015, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which 0 shares are issued and outstanding at September 30, 2016 and December 31, 2015.

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

The 2014 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, stock units, performance awards and other awards convertible into or otherwise based on shares of our common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1st of each calendar year, by an amount equal to three percent (3%) of the number of shares of stock outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31st  (2014 Plan Evergreen Provision). The Company’s Board of Directors may act prior to January 1st of any year to provide that there will be no automatic increase in the number of shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). Subject to adjustment, no more than 1,131,937 shares of our common stock may be delivered in satisfaction of incentive stock options awarded under the 2014 Plan.  During the first nine months of 2016, the Company granted 1,092,275 stock options to employees, 449,838 RSUs to employees and 112,500 stock options to directors under the 2014 Plan.

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

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	September 30, 2016	December 31, 2015
Common stock options and RSU's outstanding	3,416,546	2,231,057
Shares available for issuance under the 2014 Plan (1)	1,035,605	1,318,732
Shares available for issuance under the ESPP (2)	803,105	440,304
Total	5,255,256	3,990,093

(1)	On January 1, 2016, the shares reserved for future grants under the 2014 Plan increased by 986,800 shares pursuant to the 2014 Plan Evergreen Provision.
(2)	On February 28, 2016, the shares reserved for future issuance under the ESPP increased by 379,430 shares pursuant to the ESPP Evergreen Provision.

Stock-Based Compensation

Stock Options

On February 22, 2016, as part of the Company’s annual grant of equity, the Company issued 624,275 stock options to employees. In addition, the Company issues stock options to new hires and occasionally to other employees not in connection with the annual grant process.  Options granted by the Company vest over periods of between 12 and 48 months. Options vest in installments of (i) 25% at the one year anniversary and (ii) in either 36 or 48 equal monthly or 12 equal quarterly installments beginning in the thirteenth month after the initial Vesting Commencement Date (as defined) or grant date, subject to the employee’s continuous service with the Company. Options generally expire ten years after the date of grant. The Company recorded approximately $1.2 million of stock-based compensation expense related to stock options during the three months ended September 30, 2016 and approximately $3.4 million during the nine months ended September 30, 2016.

Restricted Stock

On December 23, 2013, the Company issued 450,224 shares of restricted stock to employees and 79,067 shares of restricted stock to non-employees at a grant date fair value of $7.42 per share.  The aggregate grant date fair value for the shares of restricted stock issued on December 23, 2013 totaled approximately $3.9 million. The awards of restricted stock contained a performance condition wherein vesting is contingent upon the Company’s consummation of a liquidity event, as defined, prior to the fifth anniversary of the date of grant. Certain of the awards of restricted stock have a requisite service period that was complete upon grant. The remainder of the awards of restricted stock have a requisite service period of four years whereby the award vests 25% on the one year anniversary of the Vesting Commencement Date (as defined), then ratably on the first day of each calendar quarter for 12 quarters, subject to continuous service by the individual and achievement of the performance target. Due to the nature of the performance condition, the Company had concluded that the performance condition was not probable of achievement and therefore, recognition of compensation cost had been deferred until the occurrence of a liquidity event, as defined.  Compensation expense related to the restricted stock awards is being recognized over the associated requisite service period which commenced on March 25, 2014. The Company recorded approximately $0.1 million of stock-based compensation expense related to restricted stock during the three months ended September 30, 2016 and recorded approximately $0.1 million during the nine months ended September 30, 2016 as a result of mark to market adjustments related to non-employees.

Restricted Stock Units

On February 22, 2016, as part of the Company’s annual grant of equity, the Company issued 382,338 RSUs to employees.  In addition, the Company occasionally issues RSUs not in connection with the annual grant process to employees.  The RSUs vest 100% on the third year anniversary of the grant date.  Total stock-compensation expense to be recognized over the life of the RSUs is $2.9 million and will be recognized on a straight-line basis over the vesting period. The Company recorded approximately $0.2 million of stock-based compensation expense related to the RSUs during the three months ended September 30, 2016 and approximately $0.5 million during the nine months ended September 30, 2016.

ESPP

The first offering period under the ESPP opened on January 2, 2015.  There were 16,629 shares issued during the second quarter of 2016.  The Company recorded approximately $32,000 of stock-based compensation expense related to ESPP during the three months ended September 30, 2016 and approximately $79,000 during the nine months ended September 30, 2016.

Compensation Expense Summary

The Company has recognized the following compensation cost related to share-based awards:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands)		(in thousands)
Research and development	$636	$468	$1,393	$1,431
General and administrative	992	694	2,708	1,955
Total	$1,628	$1,162	$4,101	$3,386

Compensation expense by type of award:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands)		(in thousands)
Stock options	$1,229	$1,065	$3,378	$2,673
Restricted stock	135	61	148	604
Restricted stock units	232	13	496	44
Employee stock purchase plan	32	23	79	65
Total	$1,628	$1,162	$4,101	$3,386

7. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three or nine months ended September 30, 2016 and 2015. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

8. Commitments and Contingencies

The Company leases approximately 45,362 square feet of office and lab space in Cambridge, Massachusetts under a lease which was most recently amended in July 2016, collectively, the Lease.  Total monthly lease payments for base rent are approximately $242,000 per month which is subject to annual rent escalations. In addition to such annual rent escalations, base rent payments for a portion of said premises are scheduled to commence on or about January 1, 2017 in the monthly amount of approximately $22,000.  Landlord contributions included in the Lease from the landlord totaled $2,169,920, including $256,765 in leasehold improvements not yet utilized.  The landlord contributions are being accounted for as a deferred lease incentive and reduction in monthly rent expense over the term of the Lease. The term of the Lease with respect to the office space expires on September 11, 2026, with one five year extension option available.  The term of the Lease for the lab space is five years, with an extension option for one additional period of two years. The total security deposit in connection with the Lease of $1,280,857 is included in other assets in the Company’s condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015.

The Company recognizes rent expense for the space which it currently occupies and records a deferred lease obligation representing the cumulative difference between actual facility lease payments and lease expense recognized ratably over the lease period, which is included in the Company’s condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015.  The Company will begin recognizing rent expense for the lab space and the remaining office space, which the Company did not yet occupy as of September 30, 2016, subsequent to taking possession of the space.

The Company leases office equipment under three year capital leases with payments commencing in February 2014, April 2015 and February 2016, respectively.  The capital lease amounts are included in accrued expenses and other liabilities.

At September 30, 2016, the Company’s future minimum payments required under these leases are as follows:

	Operating	Capital
	Lease	Lease	Total
	(in thousands)
2016	$714	$3	$717
2017	3,122	9	3,131
2018	3,122	5	3,127
2019	3,122	—	3,122
2020	3,122	—	3,122
Thereafter	17,789	—	17,789
Total	$30,991	17	$31,008
Less amount representing interest		—
Present value of minimum lease payments at September 30, 2016		$17

The Company recorded approximately $0.6 million and $0.2 million in rent expense for the three months ended September 30, 2016 and 2015, respectively and $1.7 million and $0.6 million in rent expense for the nine months ended September 30, 2016 and 2015, respectively.

Under the Company’s agreement with a subsidiary of Quintiles IMS Holdings, Inc., or Quintiles, to provide services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of September 30, 2016 were approximately $423.9 million. The estimated period of performance for the committed work with Quintiles is through the third quarter of 2019.  The Company contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $22.0 million and $5.2 million at September 30, 2016 and December 31, 2015, respectively. The scope of the services under the research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

In September 2015, a purported securities class action lawsuit was filed against the Company, including its Chief Executive Officer, its Chief Financial Officer, and members of the Company’s Board of Directors, in the Business Litigation Section of the Suffolk County Superior Court of Massachusetts.  The complaint is brought on behalf of an alleged class of those who purchased common stock of the Company pursuant or traceable to the Company’s initial public offering, and purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended.  The complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the Phase 2b clinical study of vadadustat.  The complaint seeks, among other relief, unspecified compensatory damages, rescission of certain stock purchases, attorneys’ fees, and costs.  In October 2015, the Company removed the case to the United States District Court for the District of Massachusetts, and the plaintiff filed a motion to remand the case back to the Business Litigation Section of the Suffolk County Superior Court of Massachusetts.  The plaintiff’s motion to remand was granted in April 2016.  The plaintiff filed an amended complaint in the Suffolk County Superior Court on August 15, 2016, and the Company served a memorandum in support of its motion to dismiss the amended complaint on October 14, 2016.  The Company believes such claims are without merit and will engage in a vigorous defense of such litigation.

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

9. Significant Agreements

Mitsubishi Tanabe Pharma Collaboration Agreement

On December 11, 2015, the Company and MTPC, entered into a collaboration agreement (Collaboration Agreement) providing MTPC with exclusive development and commercialization rights to vadadustat, the Company’s product candidate for the treatment of anemia related to chronic kidney disease, in Japan and certain other Asian countries (collectively, the Territory).

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

The Company and MTPC have established a joint steering committee to oversee development and commercialization of vadadustat in the Territory, including approval of any development or commercialization plans. Unless earlier terminated, the Collaboration Agreement will continue in effect on a country-by-country basis until the later of: expiration of the last-to-expire patent covering vadadustat in such country in the Territory; expiration of marketing or regulatory exclusivity in such country in the Territory; or ten (10) years after the first commercial sale of vadadustat in such country in the Territory. MTPC may terminate the Collaboration Agreement upon twelve (12) months’ notice at any time after the second anniversary of the effective date of the Collaboration Agreement. Either party may terminate the Collaboration Agreement upon the material breach of the other party that is not cured within a specified time period or upon the insolvency of the other party.

As of September 30, 2016, there is $40.0 million of deferred revenue related to the Company’s Collaboration Agreement, all of which is classified as long‑term in the accompanying condensed consolidated balance sheet.  Revenue recognition for the Collaboration Agreement will commence when all criteria as required under ASC 605 have been satisfied, which the Company expects will be in 2017 when the scope of the Phase 3 program is agreed upon with Japanese regulatory authorities.

10. Employee Retirement Plan

During 2008, the Company established a retirement plan (the Plan) authorized by Section 401(k) of the Internal Revenue Code. In accordance with the Plan, all employees who have attained the age of 21 are eligible to participate in the Plan as of the first Entry Date, as defined, following their date of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary and contributions in the amount of approximately $21,000 and $71,000 were made during the three months ended September 30, 2016 and 2015, respectively, and $141,000 and $71,000 were made during the nine months ended September 30, 2016 and 2015, respectively.

11. Net Loss per Share

The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Outstanding stock options	2,977,986	2,251,908	2,977,986	2,251,908
Unvested restricted stock	132,739	265,402	132,739	265,402
Unvested restricted stock units	438,563	24,425	438,563	24,425
Total	3,549,288	2,541,735	3,549,288	2,541,735

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

We have engaged Quintiles IMS Holdings, Inc., or Quintiles, as our primary clinical research organization, or CRO, for the PRO2TECT and INNO2VATE programs. We expect the cost of the Phase 3 program to be in the range of $80,000 to $85,000 per patient and we plan to enroll approximately 3,100 patients in the PRO2TECT program and approximately 2,600 patients in the INNO2VATE program. In September 2016, the Independent Data Monitoring Committee, IDMC, for our global Phase 3 PRO2TECT program the initial meeting according to its charter and recommended continuing the studies without modification.

A subset of dialysis-dependent CKD patients have shown an inadequate hemoglobin response despite receiving high doses of rESAs. Previous studies have shown that rESA hyporesponsiveness is associated with poor clinical outcomes including increased mortality risk. By increasing iron mobilization, in addition to increasing erythropoietin levels, vadadustat may allow for a more consistent hemoglobin response in these patients. We expect to generate clinical data in hyporesponsive dialysis-dependent patients in 2017.

If approved by regulatory authorities, we plan to commercialize vadadustat in the United States for the treatment of anemia in patients with CKD. These patients are primarily treated by approximately 7,000 nephrologists, and we believe we can reach most of this market with a specialty sales force of approximately 125 people.  In Japan and certain other Asian countries, we plan to commercialize vadadustat through our collaboration with Mitsubishi Tanabe Pharma Corporation, or MTPC. We intend to seek one or more collaborators to commercialize vadadustat in additional markets.

Our second clinical candidate, AKB-6899, is designed as a small molecule HIF-PH inhibitor with potential therapeutic benefit in anemia, oncology and ophthalmology. We anticipate initiation of a Phase 1 study in 2017.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $97.9 million and $40.9 million for the nine months ended September 30, 2016 and 2015, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

In December 2015, we entered into a collaboration agreement with MTPC to develop and commercialize vadadustat in Japan and certain other countries in Asia for total milestone payments of up to $350.0 million, including up to $100.0 million in upfront and development payments, of which $40.0 million was received in January 2016. If Japanese patients are not included in either the global Phase 3 PRO2TECT or INNO2VATE programs, $20.0 million of the $40.0 million received would be used to fund further local development of vadadustat in Japan or be refunded to MTPC.  In addition, we are also eligible to receive tiered double-digit royalty payments on vadadustat sales.

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

In May 2016, we entered into a Sales Agreement with Cantor Fitzgerald & Co. to periodically sell up to $75 million of shares of our common stock in an at-the-market, or ATM, offering.  During the third quarter of 2016, we sold 239,906 shares of common stock pursuant to the Sales Agreement.  The aggregate net proceeds received by us were approximately $2.2 million, net of commissions.

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

For the foreseeable future, we expect substantially all of our revenue will be generated from our collaboration with MTPC and any other collaborations we may enter into.

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

From inception through September 30, 2016, we have incurred $198.4 million in research and development expenses. We plan to increase our research and development expenditures for the foreseeable future as we continue the development of vadadustat and AKB-6899. Our current and/or planned research and development activities include the following:

•	global development of vadadustat, including the PRO2TECT and INNO2VATE clinical programs; and
•	the initiation of a Phase 1 study of AKB-6899.

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

 Stock-based compensation expense totaled approximately $1.6 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $4.1 million and $3.4 million for the nine months ended September 30, 2016, respectively.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

	Three Months Ended
	September 30, 2016	September 30, 2015	Increase (Decrease)
	(In Thousands)
Operating expenses:
Research and development	$31,238	$15,604	$15,634
General and administrative	4,944	$4,074	870
Total operating expenses	36,182	19,678	16,504
Loss from operations	(36,182)	(19,678)	16,504
Other income, net	(126)	203	(329)
Net loss	$(36,308)	$(19,475)	$16,833

Research and Development Expenses. Research and development expenses were $31.2 million for the three months ended September 30, 2016, compared to $15.6 million for the three months ended September 30, 2015, an increase of $15.6 million. The increase was primarily due to the following:

(in millions)

Vadadustat development	$14.6
Manufacture of drug substance	0.8
Regulatory and other clinical and non-clinical activities	(1.3)
Total increase related to the continued development of vadadustat	14.1

Headcount, consulting and facilities	1.3
Other	0.2
Total net increase	$15.6

General and Administrative Expenses. General and administrative expenses were $4.9 million for the three months ended September 30, 2016, compared to $4.1 million for the three months ended September 30, 2015. The increase of $0.9 million was primarily due to an increase in costs to support our Phase 3 program, including headcount and compensation-related costs, and associated facility-related costs.

Other Income, Net. Other expense, net, was $0.1 million for the three months ended September 30, 2016 and other income, net, was $0.2 million for the three months ended September 30, 2015. Other expense, net for the three months ended September 30, 2016 is primarily comprised of interest income offset by expenses related to the write-off of capitalized software.  Other income, net for the three months ended September 30, 2015, is primarily comprised of $0.1 million of interest income and $0.1 million of reimbursements under a services agreement for consulting services.

Comparison of the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended
	September 30, 2016	September 30, 2015	Increase (Decrease)
	(In Thousands)
Operating expenses:
Research and development	$82,350	$28,772	$53,578
General and administrative	16,066	12,691	3,375
Total operating expenses	98,416	41,463	56,953
Loss from operations	(98,416)	(41,463)	56,953
Other income, net	531	604	(73)
Net loss	$(97,885)	$(40,859)	$57,026

Research and Development Expenses. Research and development expenses were $82.3 million for the nine months ended September 30, 2016, compared to $28.8 million for the nine months ended September 30, 2015, an increase of $53.6 million. The increase was primarily due to the following:

(in millions)

Vadadustat development	$49.3
Manufacture of drug substance	2.4
Regulatory and other clinical and non-clinical activities	(3.1)
Total increase related to the continued development of vadadustat	48.6

Headcount, consulting and facilities	4.6
Other	0.4
Total net increase	$53.6

General and Administrative Expenses. General and administrative expenses were $16.1 million for the nine months ended September 30, 2016, compared to $12.7 million for the nine months ended September 30, 2015. The increase of $3.4 million was primarily due to an increase in costs to support our Phase 3 program, including headcount and compensation-related costs, and associated facility-related costs as well as commercial planning costs.

Other Income, Net. Other income, net, was $0.5 million for the nine months ended September 30, 2016, compared to $0.6 million for the nine months ended September 30, 2015. Other income, net for the nine months ended September 30, 2016 is primarily comprised of interest income partially offset by expenses related to the write-off of capitalized software.  Other income, net for the nine months ended September 30, 2015, is primarily comprised of $0.3 million of interest income and $0.3 million of reimbursements under a services agreement for consulting services.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of September 30, 2016, we had an accumulated deficit of $259.3 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally through equity offerings. As of September 30, 2016, we had cash and cash equivalents and available for sale securities of approximately $161.3 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities stated at fair value, are also available as a source of liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(37,764)	$(29,495)
Investing activities	(9,601)	(15,326)
Financing activities	63,417	78,753
Net increase in cash and cash equivalents	$16,052	$33,932

Operating Activities. The net cash used in operating activities was $37.8 million for the nine months ended September 30, 2016 and consisted primarily of a net loss of $97.9 million adjusted for non-cash items, including stock-based compensation expense of $4.1 million, amortization of premium/discount on investments of $0.4 million, depreciation and amortization of $0.2 million, loss on disposal of property and equipment of $0.3 million and a net increase in operating assets and liabilities of $55.1 million. The significant items in the change in operating assets and liabilities include an increase in deferred revenue of $40.0 million attributable to payments made to us pursuant to our collaboration with MTPC, an increase in deferred rent of $2.2 million and an increase in accounts payable and accrued expenses of approximately $14.2 million partially offset by a decrease of approximately $1.3 million in prepaid expenses and other current assets. The net increase in accounts payable and accrued expenses is primarily driven by clinical and non-clinical study costs associated with vadadustat and AKB-6899.

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

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2016 was $9.6 million and was comprised primarily of purchases of available for sale securities of $132.1 million and purchases of equipment of $2.6 million, offset by proceeds from the maturities of available for sale securities of $125.1 million.

Net cash used in investing activities for the nine months ended September 30, 2015 was $15.3 million and was comprised primarily of purchases of available for sale securities of $64.5 million and purchases of equipment of $0.3 million, offset by proceeds from the maturities of available for sale securities of $49.5 million.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2016 was $63.4 million and consisted primarily of net proceeds from the public issuance of common stock, proceeds from the exercise of stock options and proceeds from the sale of stock under our employee stock purchase plan.

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

We ended the third quarter of 2016 with cash, cash equivalents and available for sale securities of $161.3 million and we expect our cash resources to fund our current operating plan through the second quarter of 2017.  However, we do not currently estimate that these funds will enable us to complete our Phase 3 development of vadadustat, including both the PRO2TECT and INNO2VATE clinical programs. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We intend to secure a geographic collaboration for the development and commercialization of vadadustat in Europe and other regions outside of the United States with a goal of providing funds sufficient to enable us to complete our Phase 3 development of vadadustat, including both the PRO2TECT and INNO2VATE clinical programs. However, there can be no assurance that our development milestones will be achieved, that we will be able to secure a second geographic collaboration for the development and commercialization of vadadustat outside the United States or that we will secure other sources of financing to complete our Phase 3 development of vadadustat.

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

Off-Balance Sheet Arrangements

As of September 30, 2016 we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2016 and December 31, 2015, we had cash and cash equivalents and available-for-sale securities of $161.3 million and $138.5 million, respectively, primarily money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of September 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other

Item 1. Legal Proceedings

Shareholder Litigation

In September 2015, a purported securities class action lawsuit was filed against us, including our Chief Executive Officer, our Chief Financial Officer, and members of our Board of Directors, in the Business Litigation Section of the Suffolk County Superior Court of Massachusetts.  The complaint is brought on behalf of an alleged class of those who purchased our common stock pursuant or traceable to our initial public offering, and purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended.  The complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the Phase 2b clinical study of vadadustat.  The complaint seeks, among other relief, unspecified compensatory damages, rescission of certain stock purchases, attorneys’ fees, and costs.  In October 2015, we removed the case to the United States District Court for the District of Massachusetts, and the plaintiff filed a motion to remand the case back to the Business Litigation Section of the Suffolk County Superior Court of Massachusetts.  The plaintiff’s motion to remand was granted in April 2016.  The plaintiff filed an amended complaint in the Suffolk County Superior Court on August 15, 2016, and we served our memorandum in support of our motion to dismiss the amended complaint on October 14, 2016.  We believe such claims are without merit and we will engage in a vigorous defense of such litigation.

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

We have incurred net losses each year since our inception, including net losses of $97.9 million for the nine months ended September 30, 2016, and $40.9 million for the nine months ended September 30, 2015. As of September 30, 2016, we had an accumulated deficit of $259.3 million. To date, we have not commercialized any products or generated any revenue from the sale of products, and we do not expect to generate any product revenue in the foreseeable future. We do not know whether or when we will generate revenue or become profitable.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through our initial public offering, completed in March 2014, our follow-on offerings completed in April 2015 and January 2016, our at-the-market offerings in 2015 and 2016 and private placements of our preferred stock. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our ability to obtain funding through equity or debt financings or strategic collaboration. Our lead product candidate, vadadustat, recently commenced Phase 3 development, and our other product candidate, AKB-6899, is expected to begin clinical development in 2017. Therefore, we expect that it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market vadadustat, our future revenue will depend upon the size of any markets in which vadadustat has received approval, our ability to achieve sufficient market acceptance, the availability and extent of reimbursement from third-party payors and other factors.

We expect to continue to incur significant expenses and increased operating losses for the foreseeable future. We anticipate that our expenses will increase significantly if and as we:

•	conduct our Phase 3 development program of vadadustat for the treatment of anemia secondary to CKD, including the PRO2TECT and INNO2VATE programs;
•	commence clinical development of AKB-6899 or other product candidates;
•	seek regulatory approvals for our product candidates that successfully complete clinical studies;
•	have our product candidates manufactured for clinical trials and for commercial sale;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	initiate additional preclinical, clinical or other studies of vadadustat, AKB‑6899 and other product candidates that we may develop or acquire;
•	seek to discover and develop additional product candidates;
•	acquire or in-license other commercial products, product candidates and technologies;
•	make royalty, milestone or other payments under any future in-license agreements;
•	maintain, protect and expand our intellectual property portfolio;
•	attract and retain skilled personnel; and
•	continue to create additional infrastructure to support our operations as a public company.

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

As of September 30, 2016, our cash and cash equivalents and available-for-sale securities were $161.3 million. We believe that we will continue to expend substantial resources for the foreseeable future developing vadadustat, AKB-6899 and any other product candidates that we may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise as a result of our decision to include certain elements in our programs. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the development and commercialization of our product candidates.

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

We ended the third quarter of 2016 with cash, cash equivalents and available for sale securities of $161.3 million and we expect our cash resources to fund our current operating plan through the second quarter of 2017.  However, we do not currently estimate that these funds will enable us to complete our Phase 3 development of vadadustat, including both the PRO2TECT and INNO2VATE clinical programs. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We intend to secure a geographic collaboration for the development and commercialization of vadadustat in Europe and other regions outside of the United States with a goal of providing funds sufficient to enable us to complete our Phase 3 development of vadadustat, including both the PRO2TECT and INNO2VATE clinical programs. However, there can be no assurance that our development milestones will be achieved, that we will be able to secure a second geographic collaboration for the development and commercialization of vadadustat outside the United States or that we will secure other sources of financing to complete our Phase 3 development of vadadustat.

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

We currently have only one product candidate, vadadustat, in clinical development, and our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of that product candidate, which may never occur. We currently have no drug products for sale, generate no revenue from sales of any drugs, and may never be able to develop marketable drug products. Vadadustat, which is in Phase 3 development, will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we are permitted to commence its commercialization. We expect to commence a Phase 1 study of our other product candidate, AKB-6899, in 2017. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years. Of the large number of drugs in development in the United States, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize vadadustat.

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

If we choose to change some or all of these elements in our Phase 3 development programs, the costs of our vadadustat development program could increase materially and the potential market introduction of vadadustat could be delayed or we could risk not obtaining regulatory authority approval even if the Phase 3 trials meet their primary endpoints. The regulatory authorities also may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before they will consider an NDA, Marketing Authorization Application or other application for regulatory approval.  Furthermore, regulatory authorities may differ in terms of their requirements for our Phase 3 program, which would make it difficult for us to conduct a global Phase 3 program and to use the results from such program to support regulatory approval in multiple jurisdictions.

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
•

availability of competing therapies and clinical studies and clinicians’ and patients’ perceptions as to the potential advantages of vadadustat in relation to available therapies or other products in development;

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

Regulatory authorities outside of the United States will require compliance with numerous and varying regulatory requirements. The approval procedures vary among jurisdictions and may involve requirements for additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, a drug product must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our drug product is also subject to approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or by the FDA. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval in another jurisdiction. The regulatory approval process in countries outside of the United States may include all of the risks associated with obtaining FDA approval and, in some cases, additional risks. We may not obtain such regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive the necessary approvals to commercialize our product candidates in any market.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the relevant independent institutional review boards at the sites at which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such suspension or termination may be due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, critical findings resulting from inspection of clinical trial operations, clinical trial site or manufacturing facilities by the FDA or other regulatory authorities, the imposition of a clinical hold, unforeseen safety issues or adverse side effects, changes in laws or regulations, or lack of adequate funding to continue the clinical trial. Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, resulting in additional losses and depriving us of potential product revenue. In addition, we will be using an active comparator for our PRO2TECT clinical program.  If our distributors are unable to obtain sufficient supply of the active comparator for any reason, or supply active comparator to clinical trial sites in a timely manner, our clinical trials may be extended, delayed, suspended or terminated.

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

Also, these third parties may terminate their engagement with us. We entered into an agreement with Evonik Corporation, or Evonik, for the manufacture of the drug substance for the Phase 3 development program of vadadustat. If Evonik cannot perform as agreed or terminates their engagement with us, we may be required to find replacement manufacturers. We may incur significant delays and added costs in identifying, qualifying and contracting with any such replacement, as well as producing the drug substance. We also have an agreement in place with Gregory Pharmaceutical Holdings (d/b/a UPM Pharmaceuticals Inc., or UPM) for the manufacture of finished drug product for the Phase 3 development program. Although we believe that there are several other manufacturers who also could manufacture our drug product if UPM cannot perform as agreed or terminates their engagement with us, we may incur significant delays and added costs in identifying, qualifying, and contracting with another manufacturer. Also, if we choose to engage a second source for the manufacture of drug substance or drug product, we may incur additional costs.  In addition, we have to enter into technology transfer agreements and share our know-how with such third-party manufacturers, which can be time-consuming and may result in delays. These delays could result in a suspension of our clinical trials or, if vadadustat is approved and marketed, a failure to satisfy patient demand.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

•	the potential inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•	reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities, including regulatory compliance and quality assurance;
•	the potential loss of drug substance or drug product due to the actions of the third-party manufacturer;
•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
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

We plan to commercialize vadadustat ourselves in the United States and have entered into a collaboration agreement with MTPC to develop and commercialize vadadustat in Japan and certain other Asian countries. We will likely seek one or more strategic collaborators to commercialize vadadustat in additional markets. We face competition in seeking appropriate collaborators for our product candidates, and the negotiation process is time-consuming and complex. In order for us to successfully collaborate with third parties on our product candidates, potential collaborators must view these product candidates as economically valuable. Even if we are successful in our efforts to establish strategic collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic collaborations if, for example, development or approval of a product is delayed or sales of an approved product are disappointing. Any delay in entering into strategic collaboration agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

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

If we fail to maintain our current collaboration with MTPC or other strategic collaborations related to our product candidates, we will bear all of the risk and costs related to the development and commercialization of any such product candidate, and we may need to seek additional financing, hire additional employees and otherwise develop expertise. This could negatively affect the development and commercialization of any such product candidate.

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

Because we rely on third parties to research, develop and manufacture our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, services agreements, material transfer agreements, consulting agreements, research agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. The pharmaceutical and biotechnology industries are characterized by extensive litigation over patent and other intellectual property rights. We may become a party to, or be threatened with, future adversarial litigation or other proceedings regarding intellectual property rights with respect to our drug candidates. As the pharmaceutical and biotechnology industries expand and more patents are issued, the risk increases that our drug candidates may give rise to claims of infringement of the patent rights of others.

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

There may be patents of third parties, including others owned by FibroGen, of which we are currently unaware with claims to compounds, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our drug candidates. Also, because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe.

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

We are currently involved in five opposition proceedings in the European Patent Office. These proceedings may be ongoing for a number of years and may involve substantial expense and diversion of employee resources from our business. In addition, we may become involved in additional opposition proceedings or other legal or administrative proceedings in the future. For more information, see the other risk factors under “Risks Related to Intellectual Property” and Item 1 – Legal Proceedings.

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

•	the cost, safety and efficacy of the product in relation to alternative treatments;
•	the timing of product launch relative to competing products;
•	the availability of adequate coverage and reimbursement by third-party payors and government authorities;

•	the ability to contract with dialysis providers;
•	relative convenience and ease of administration;
•	the prevalence and severity of adverse side effects;
•	the effectiveness of our sales and marketing efforts; and
•	the restrictions on the use of our products together with other medications, if any.

Also, two of the largest operators of dialysis clinics in the United States, DaVita, Inc., or DaVita, and Fresenius Medical Care, or Fresenius, account for more than half of the injectable rESA sales in the U.S. dialysis market. We believe that it may be challenging to enter into long or short-term supply agreements with DaVita, Fresenius or other operators of dialysis clinics.

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

•

HIPAA as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information

•

the federal physician “sunshine” requirements under PPACA, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

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

If vadadustat is approved and launched commercially, competing drugs may include EPOGEN® and Aranesp®, commercialized by Amgen, Procrit® and Eprex®, commercialized by Johnson & Johnson, and Mircera®, commercialized by Roche Holding Ltd., or Roche. We may face competition from potential new anemia therapies. There are several other HIF product candidates in various stages of active development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by such companies as FibroGen, in collaboration with AstraZeneca PLC in the United States and China and with Astellas Pharma Inc. in Europe and Asia, Japan Tobacco International, GlaxoSmithKline plc and Bayer HealthCare AG. FibroGen is currently in Phase 3 clinical development of its product candidate, FG-4592 (roxadustat), and GlaxoSmithKline plc recently commenced Phase 3 studies of its product candidate, GSK-1278863 (daprodustat). Some of these product candidates may enter the market as early as 2017.  In addition, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce rESA utilization and thus limit the market for vadadustat if and when it is approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia, like sotatercept from Acceleron Pharma Inc., that may impact the market for anemia-targeted treatment.

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

If we or others identify undesirable side effects caused by our product candidates either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:

•	our clinical trials may be put on hold;
•	patient recruitment could be slowed, or enrolled patients may not want to complete the clinical trial;
•	we may be unable to obtain regulatory approval for our product candidates or regulatory authorities may withdraw approvals of product candidates;
•	regulatory authorities may require additional warnings on the label;
•	a medication guide outlining the risks of such side effects for distribution to patients may be required;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

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

We also experience competition for the hiring of personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may become employed by companies other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to grow and pursue our business strategy will be limited.

Our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate applicable laws, including (1) FDA and other healthcare authorities’ regulations, including those laws that require the reporting of true, complete and accurate information to regulatory authorities, and those prohibiting the promotion of unapproved drugs or approved drugs for an unapproved use, (2) quality standards, including Good Laboratory Practices (GLP), GCP and GMP, (3) federal and state healthcare fraud and abuse laws and regulations, (4) anti-bribery and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, that prohibit the making of improper payments to foreign officials for the purposes of obtaining any business advantage, (5) laws that require the reporting of true and accurate financial information and data and (6) securities laws and regulations. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.  If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, or if any such action is instituted against our employees, consultants, vendors or principal investigators, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2016, we did not have any sales of unregistered securities.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “ Results of Operations and Financial Condition ” of Form 8-K:

On November 9, 2016, Akebia announced its financial results for the quarter ended September 30, 2016 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

The information furnished in Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Item 6. Exhibits.

Exhibits

10.1	Third Amendment to Office Lease Agreement Between Jamestown Premier 245 First, LLC and Akebia Therapeutics, Inc., dated July 25, 2016.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

99.1	Press Release issued by Akebia Therapeutics, Inc. on November 9, 2016 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: November 9, 2016	By:	/s/ John P. Butler
John P. Butler
Chief Executive Officer and President

Date: November 9, 2016	By:	/s/ Jason A. Amello
Jason A. Amello
Senior Vice President, Chief Financial Officer and Treasurer