Form 10-Q
period 2017-03-31
Akebia Therapeutics, Inc.
filed 2017-05-09
CIK 1517022

hould

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. ☒

Class	Outstanding at April 30, 2017
Common Stock, $0.00001 par value	38,863,238

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, or PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Forward-looking statements involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the projected timing of (1) our clinical programs for vadadustat, (2) submission of marketing applications for vadadustat, and (3) preclinical development of AKB-5169 and AKB-6899;
•	enrollment in the PRO2TECT and INNO2VATE clinical programs;
•	our development program for vadadustat in Japan and Europe;
•	our anticipated funding from our collaborations;
•	our development plans with respect to vadadustat and our other product candidates;
•	the timing or likelihood of regulatory filings and approvals, including any required post-marketing testing or any labeling and other restrictions;
•	our plans to commercialize vadadustat, if it is approved;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our competitive position;
•	our intellectual property position;
•	developments and projections relating to our competitors and our industry;
•	our estimates regarding expenses (including those associated with the PRO2TECT and INNO2VATE clinical programs), future revenue, capital requirements and needs for additional financing; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$87,250	$187,335
Available for sale securities	164,555	73,008
Unbilled receivable	—	33,823
Prepaid expenses and other current assets	3,248	2,155
Total current assets	255,053	296,321
Property and equipment, net	2,904	2,612
Other assets	1,299	1,283
Total assets	$259,256	$300,216
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,083	$2,039
Accrued expenses	34,272	30,261
Short-term deferred revenue	84,108	81,968
Total current liabilities	133,463	114,268
Deferred rent	2,835	2,480
Deferred revenue, net of current portion	92,315	115,321
Other non-current liabilities	26	27
Total liabilities	228,639	232,096
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized at March 31, 2017 and December 31, 2016; 0 shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock: $0.00001 par value; 175,000,000 shares authorized at March 31, 2017 and December 31, 2016; 38,829,562 and 38,615,709 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	372,475	365,298
Accumulated other comprehensive loss	(179)	(42)
Accumulated deficit	(341,679)	(297,136)
Total stockholders' equity	30,617	68,120
Total liabilities and stockholders' equity	$259,256	$300,216

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2017	2016
Collaboration revenue	$20,865	$—
Operating expenses:
Research and development	60,049	20,235
General and administrative	5,788	5,811
Total operating expenses	65,837	26,046
Operating loss	(44,972)	(26,046)
Other income (expense):
Interest income	435	234
Other income	(6)	14
Net loss	$(44,543)	$(25,798)
Net loss per share - basic and diluted	$(1.15)	$(0.70)
Weighted-average number of common shares - basic and diluted	38,759,221	36,873,594
Comprehensive loss:
Net loss	$(44,543)	$(25,798)
Other comprehensive loss - unrealized loss on securities	(179)	(26)
Comprehensive loss	$(44,722)	$(25,824)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended
	March 31, 2017	March 31, 2016
Operating activities:
Net loss	$(44,543)	$(25,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135	32
Amortization of premium/discount on investments	191	144
Stock-based compensation - equity awards	2,016	1,251
Stock-based compensation - warrants	3,413	—
Changes in operating assets and liabilities:
Unbilled receivable	33,823	—
Prepaid expenses and other current assets	(1,093)	58
Other long-term assets	(1)	—
Accounts payable	13,044	102
Accrued expense	3,998	1,457
Deferred revenue	(20,866)	40,000
Deferred rent	355	188
Net cash provided by operating activities	(9,528)	17,434
Investing activities:
Purchase of equipment	(427)	(109)
Proceeds from the maturities of available for sale securities	24,490	15,314
Purchase of available for sale securities	(116,366)	(100,160)
Net cash used in investing activities	(92,303)	(84,955)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	1,555	61,166
Proceeds from the sale of stock under employee stock purchase plan	125	—
Proceeds from the exercise of stock options	68	19
Payments on capital lease obligations	(2)	(3)
Net cash provided by financing activities	1,746	61,182
Decrease in cash and cash equivalents	(100,085)	(6,339)
Cash and cash equivalents at beginning of the period	187,335	49,778
Cash and cash equivalents at end of the period	$87,250	$43,439
Non-cash financing activities
Unpaid follow-on offering costs	$10	$20

See accompanying notes to unaudited condensed consolidated financial statements

Akebia Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2017

1. Nature of Organization and Operations

The Company is a biopharmaceutical company focused on developing and delivering novel therapeutics for patients based on hypoxia-inducible factor, or HIF, biology, and building our pipeline while leveraging our development and commercial expertise in renal disease. HIF is the primary regulator of the production of red blood cells, or RBCs, in the body, as well as other important metabolic functions.  Pharmacologic modulation of the HIF pathway may have broad therapeutic applications. The Company’s lead product candidate, vadadustat, is an oral therapy in Phase 3 development, which has the potential to set a new standard of care in the treatment of anemia associated with chronic kidney disease (CKD). The Company’s management team has extensive experience in developing and commercializing drugs for the treatment of renal and metabolic disorders, as well as a deep understanding of HIF biology. This unique combination of HIF and renal expertise is enabling the Company to advance a pipeline of HIF-based therapies to address serious diseases.

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

The Company is subject to a number of risks including possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, the development of new technological innovations by competitors, the need to successfully commercialize and gain market acceptance of any of the Company’s products that are approved and uncertainty around intellectual property matters. If the Company does not successfully commercialize any of its products, it will be unable to generate product revenue or achieve profitability.

The Company believes that its existing cash resources of approximately $251.8 million at March 31, 2017, together with the committed funding from its collaboration partners, including $73.0 million received from Otsuka Pharmaceutical Company, Ltd., or Otsuka, in April 2017 (see Note 3 and Note 13), will be sufficient to allow the Company to fund its current operating plan into the first quarter of 2019, and as a result, through at least twelve months from the filing of the Company’s 2017 first quarter Form 10-Q. There can be no assurance, however, that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all. We will require additional capital for the further development of our existing product candidates and will need to raise additional funds sooner to pursue development activities related to additional product candidates. If and until we can generate a sufficient amount of revenue from our products, we expect to finance future cash needs through public or private equity, debt offerings, or strategic transactions.

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

The Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, effective in the first quarter of the year ended December 31, 2017. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The following summarizes the effects of the adoption on the Company's unaudited condensed consolidated financial statements:

•

Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company has applied the modified retrospective adoption approach beginning in Fiscal Year 2017 and prior periods have not been adjusted.  As a result, the Company will establish a net operating loss deferred tax asset of $0.4 million to account for prior period excess tax benefits through retained earnings, however an offsetting valuation allowance of $0.4 million will also be established through retained earnings because it is not more likely than not that the deferred tax asset will be realized due to historical and expected future losses, such that there is no impact on the Company’s condensed consolidated financial statements.

•

Forfeitures - Prior to adoption, share-based compensation expense was recognized on a straight line basis, net of estimated forfeitures, such that expense was recognized only for share-based awards that are expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Upon adoption, the Company will no longer apply a forfeiture rate and instead will account for forfeitures as they occur. As the Company previously estimated forfeitures to determine stock-based compensation expense, this change resulted in a cumulative-effect adjustment as of January 1, 2017 to reduce retained earnings by $0.2 million.

•

Earnings Per Share - The Company uses the treasury stock method to compute diluted earnings per share, unless the effect would be anti-dilutive. Under this method, the Company will no longer be required to estimate the tax rate and apply it to the dilutive share calculation for determining the dilutive earnings per share. The Company has applied this methodology beginning in Fiscal Year 2017, and prior periods have not been adjusted.

Upon adoption, no other aspects of ASU 2016-09 had a material effect on the Company's unaudited condensed consolidated financial statements or related footnote disclosures.

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Update may be adopted early. The Company adopted the provisions of ASC 2017-01 effective January 1, 2017. Adoption did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

In May 2014, the FASB, issued a new revenue recognition standard which amends revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In August 2015, the FASB deferred the effective date of the new revenue standard from January 1, 2017 to January 1, 2018. Early adoption is permitted any time after the original effective date, which for us is January 1, 2017. The Company intends to adopt the new standard on January 1, 2018. The standard allows for adoption using a full retrospective method or a modified retrospective method. The Company’s historical revenue has been derived from its collaboration agreements with Mitsubishi Tanabe Pharma Corporation, or MTPC and Otsuka. These arrangements contain multiple-elements and have been accounted for pursuant to ASC 605-25. As of March 31, 2017, the Company has not commenced revenue recognition under the MTPC arrangement as the Company is not yet able to determine all of its deliverables and the total amount of arrangement consideration. The new revenue standard provides guidance in assessing what comprises the distinct service being provided to a customer that may have implications to our performance obligations and unit of account identified in our two existing collaborations which could be defined differently under the new guidance. As a result, there could be changes to the timing of revenue recognition upon adoption of the new standard. The Company is currently assessing the impact of the new revenue recognition standard on its collaboration agreements with MTPC and Otsuka and evaluating which method it will adopt.

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

Derivative Financial Instruments

The Company accounts for warrants and other derivative financial instruments as either equity or liabilities in accordance with ASC Topic 815, Derivatives and Hedging (ASC 815) based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense.  The warrant issued by the Company in connection with the Janssen Pharmaceutica NV Research and License Agreement, the Janssen Agreement, is classified as equity in the Company’s condensed consolidated balance sheet.  (See Note 7).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: prepaid and accrued research and development expense, stock-based compensation expense, revenue and income taxes.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available-for-sale securities with original maturities of three months or less at the time of purchase. At March 31, 2017, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available-for-sale which are included in current assets as they are intended to fund current operations. The Company carries available-for-sale securities at fair value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business.  Based on these considerations, the Company did not identify any other-than-temporary unrealized losses at March 31, 2017. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income” within the consolidated statements of operations and comprehensive loss. The Company also includes in net investment income, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method, and includes interest and dividends on securities in interest income.

Revenue Recognition

To date, the Company has not generated any revenue from the sales of products. For the foreseeable future, the Company expects substantially all of its revenues will be generated from its collaborations with MTPC and Otsuka (see Note 10) and any other collaborations the Company may enter into.

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

Revenue recognition from our MTPC collaboration will commence when all criteria as required under ASC 605 have been satisfied.  Therefore, collaboration revenue in the current period is generated exclusively from its collaboration arrangement with Otsuka. The terms of this arrangement contain multiple deliverables, which include at inception: (i) license, (ii) development services, (iii) rights to future intellectual property and (iv) joint committee services. Non-refundable payments to the Company under this arrangement include: (i) up-front fee, (ii) payments for development services and (iii) payments based on the achievement of certain milestones. Also, the Company and Otsuka share costs incurred with respect to jointly conducted medical affairs and commercialization and non-promotional activities under the collaboration. Additionally, the Company may receive its share of net sales and bear its share of shared costs from the sale of products containing or comprising vadadustat in the United States through its collaboration with Otsuka.  The Company will recognize revenue related to amounts allocated to the License Unit of Accounting on a proportional performance basis as the underlying services are performed.

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

The Company recognizes revenue associated with milestones in accordance with the provisions of ASC Topic 605-28, Revenue Recognition-Milestone Method.  Accordingly, at the inception of an arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from its performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. Milestones that are considered substantive are recognized as revenue in their entirety upon achievement, assuming all other revenue recognition criteria are met.  Milestones that are not considered substantive are recognized as revenue upon achievement if there are no remaining performance obligations or over the remaining period of performance if there are remaining performance obligations, assuming all other revenue recognition criteria are met.  Revenue from commercial milestone payments will be accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of March 31, 2017 and 2016, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, restricted stock, restricted stock units, or RSUs, and modifications to existing stock awards, to be recognized in the statements of operations and comprehensive loss based on their fair values. The Company accounts for stock-based awards to non-employees in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees (ASC 505-50), which requires the fair value of the award to be re-measured at fair value until a performance commitment is reached or counterparty performance is complete. The Company’s stock-based awards are comprised of stock options, shares of restricted stock, shares of common stock and warrants. The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Company uses a blend of its stock price and the quoted market price of comparable public companies to determine the fair value of restricted stock awards and common stock awards.

The Black-Scholes option pricing model requires the input of certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of company-specific historical and implied volatility data for trading the Company’s stock in the public market, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. During 2017, the Company began to estimate its volatility by using a blend of its stock price history for the length of time it has market data for its stock and the historical volatility of similar public companies for the expected term of each grant. The Company is in the product development stage with no product revenue and the representative group of companies has certain similar characteristics to the Company. The Company believes the group selected has sufficient similar economic and industry characteristics, and includes companies that are most representative of the Company.  The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. For options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock, which is similar to the Company’s peer group.

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

The Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, effective in the first quarter of the year ended December 31, 2017. Prior to adoption, share-based compensation expense was recognized on a straight line basis, net of estimated forfeitures, such that expense was recognized only for share-based awards that are expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Upon adoption, the Company will no longer apply a forfeiture rate and instead will account for forfeitures as they occur.

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

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, preferred stock, stock options, warrants, unvested restricted stock and RSUs are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

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

The following is the summary of property and equipment and related accumulated depreciation as of March 31, 2017 and December 31, 2016.

	Useful Life	March 31, 2017	December 31, 2016
		(in thousands)
Computer equipment and software	3	$485	$476
Furniture and fixtures	5	769	729
Equipment	7	69	50
Leasehold improvements	Shorter of the useful life or remaining lease term (10 years)	2,123	1,763
Office equipment under capital lease	3	36	36
		3,482	3,054
Less accumulated depreciation		(578)	(442)
Net property and equipment		$2,904	$2,612

Depreciation expense, including expense associated with assets under capital leases, was approximately $0.1 million and $32,000 for the three months ended March 31, 2017 and 2016, respectively.

3. Strategic Collaborations and Other Significant Agreements

Mitsubishi Tanabe Pharma Corporation Collaboration Agreement

Summary of Agreement

On December 11, 2015, the Company and MTPC entered into a collaboration agreement, the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to vadadustat, the Company’s product candidate for the treatment of anemia related to chronic kidney disease, in Japan and certain other Asian countries, collectively, the Territory.

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

In consideration for the exclusive license and other rights contained in the MTPC Agreement, MTPC will make payments totaling up to $350.0 million to fund the vadadustat global Phase 3 program, including up to $100.0 million in upfront and development payments, of which $40.0 million was received in January 2016. To the extent Japanese patients are included in the Phase 3 program, MTPC will fund up to an additional $60.0 million of development costs (Global Scenario).

The final determination of whether Japanese patients can be included in the Phase 3 program will be made by the Company and MTPC, in consultation with the Pharmaceuticals and Medical Devices Agency, PMDA, following the results of our Phase 2 studies being conducted in Japan, which is expected in the second half of 2017. Alternatively, the Company and MTPC may collectively decide, as provided in the MTPC Agreement, to pursue the Local Scenario prior to such determination by the PMDA.

If Japanese patients are not included in the Phase 3 program (Local Scenario), MTPC will be responsible for the costs of local development in Japan and make no additional funding payments for the Phase 3 program.  In addition, $20.0 million of the $40.0 million received in 2016 would be used to fund local development of vadadustat in Japan.  The Company is currently conducting Phase 2 studies in Japan and expects, if under the Local Scenario, to apply the $20.0 million against the Phase 2 costs already incurred, and for MTPC to reimburse the Company for costs in excess of $20.0 million to complete the studies.

The Company is also eligible to receive up to approximately $250.0 million in additional payments based upon achievement of certain development, regulatory and sales milestones, as well as tiered double-digit royalty payments on sales of vadadustat in the Territory.

The Company and MTPC have established a joint steering committee pursuant to the agreement to oversee development and commercialization of vadadustat in the Territory, including approval of any development or commercialization plans. Unless earlier terminated, the MTPC Agreement will continue in effect on a country-by-country basis until the later of: expiration of the last-to-expire patent covering vadadustat in such country in the Territory; expiration of marketing or regulatory exclusivity in such country in the Territory; or ten years after the first commercial sale of vadadustat in such country in the Territory. MTPC may terminate the MTPC Agreement upon twelve months’ notice at any time after the second anniversary of the effective date of the MTPC Agreement. Either party may terminate the MTPC Agreement upon the material breach of the other party that is not cured within a specified time period or upon the insolvency of the other party.

Revenue Recognition

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

As of March 31, 2017, the Company cannot determine all of its deliverables or the total amount of consideration to be received for which revenue will be recognized until it knows whether vadadustat will be developed for the Japan market under a Global Scenario or under a Local Scenario. Given the uncertainty around both deliverables and the total consideration to be received, we concluded that we lack sufficient persuasive evidence of an arrangement until these uncertainties are resolved (that is, there is uncertainty regarding our rights and obligations under the arrangement). Under a Global Scenario, our deliverable will be a Services Deliverable as we will be required to include Japanese subjects in our ongoing global Phase 3 study. Under a Local Scenario, our deliverable will be a Supply Deliverable as we will not include Japanese subjects in our ongoing Phase 3 program, but will instead provide clinical supply of vadadustat to MTPC in order for MTPC to conduct a local study. The final determination will be made by the Company and MTPC in consultation with the PMDA following the results of our Phase 2 studies being conducted in Japan, unless the Company and MTPC otherwise decide to pursue the Local Scenario prior to such consultation with the PMDA. Revenue recognition for the MTPC Agreement will commence when all criteria as required under ASC 605 have been satisfied, which the Company expects will be in the second half of 2017. Therefore, the $40.0 million payment received in January 2016 is recorded as deferred revenue in the accompanying consolidated balance sheets.

Otsuka Pharmaceutical Company. Ltd. U.S. Collaboration and License Agreement

Summary of Agreement

On December 18, 2016, the Company entered into a collaboration and license agreement with Otsuka, or the Otsuka U.S. Agreement. The collaboration is focused on the development and commercialization of vadadustat in the United States. Under the terms of the Otsuka Agreement, the Company will continue to lead the development of vadadustat, including the ongoing Phase 3 development program. The Company and Otsuka will co-commercialize vadadustat in the United States, subject to the approval of vadadustat by the FDA.

Under the terms of the Otsuka U.S. Agreement, the Company granted to Otsuka a co-exclusive, non-sublicensable license under certain intellectual property controlled by the Company solely to perform medical affairs activities and to conduct non-promotional and commercialization activities related to vadadustat in accordance with the associated plans. The co-exclusive license relates to activities that will be jointly conducted by the Company and Otsuka pursuant to the terms of the Otsuka U.S. Agreement.

Pursuant to the terms of the Otsuka U.S. Agreement, the Company is responsible for performing all activities related to the development of vadadustat as outlined in the current global development plan. The current global development plan encompasses all activities that are necessary through the filing of an NDA, including the ongoing PRO2TECT program and the ongoing INNO2VATE program, as well as other derivative and ancillary studies. Under the Otsuka U.S. Agreement, the Company controls and retains final decision making authority with respect to the development of vadadustat. The Company’s obligations related to the conduct of the current global development plan include the associated manufacturing and supply services for vadadustat.

Under the Otsuka U.S. Agreement, the parties jointly conduct, and have equal responsibility for, all medical affairs, commercialization and non-promotional activities pursuant to underlying plans as agreed to by the parties. The Company retains control over and responsibility for the manufacturing and supply of vadadustat during development. If approved by the FDA the Company will provide vadadustat to Otsuka for commercialization pursuant to a separate supply agreement to be negotiated.

The activities under the Otsuka Agreement are governed by a joint steering committee (JSC) formed by an equal number of representatives from the Company and Otsuka. The JSC coordinates and monitors the parties’ activities under the collaboration. Among other responsibilities, the JSC manages the overall strategic alignment between the parties, oversee the current global development plan and reviews the other detailed plans setting forth the parties’ activities under the arrangement, including the medical affairs plan and commercialization and non-promotional activities plan. Additionally, the parties established a joint development committee (JDC) which is comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JDC will share information related to, and review and discuss activities and progress under, the current global development plan and any other development that may be conducted pursuant to the collaboration. In support of the potential commercialization of vadadustat, the parties will establish a joint commercialization committee (JCC) which will be comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JCC will manage the activities and progress under the commercialization and non-promotional activities plan and all other sales and marketing activities. The Company has retained the final decision making authority with respect to all development matters, pricing strategy and certain other key commercialization matters.

Under the terms of the Otsuka U.S. Agreement, the Company received a $125.0 million up-front, non-refundable, non-creditable cash payment in December 2016. In March 2017, the Company received a payment of approximately $33.8 million which represents reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan through December 31, 2016. Going forward, Otsuka will contribute a percentage of the remaining costs to be incurred under the current global development plan subsequent to December 31, 2016, commencing upon the date on which the Company has incurred a specified amount of incremental costs. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to December 31, 2016 will total $106.2 million or more. The costs associated with the performance of any development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism to be determined by the parties. Costs incurred with respect to medical affairs and commercialization and non-promotional activities will generally be shared equally by the parties. Either party’s share of the medical affairs and/or commercialization activities may be increased at such party’s request upon mutual agreement of the parties. In addition, if the costs incurred in completing the activities under the current global development plan exceed a certain threshold, then the Company may elect to require Otsuka to fund a higher percentage of the current global development costs. In such event, the excess of the payments made under such election and Otsuka’s allocated share of the current global development costs is fully creditable against future payments due to the Company under the arrangement.

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

Under the Otsuka U.S. Agreement, the Company and Otsuka share the costs of developing and commercializing vadadustat in the United States and the profits from the sales of vadadustat after approval by the FDA. In connection with the profit share calculation, net sales include gross sales to third-party customers net of discounts, rebates, chargebacks, taxes, freight and insurance charges and other applicable deductions. Shared costs generally include costs attributable or reasonably allocable to the manufacture of vadadustat for commercialization purposes and the performance of medical affairs activities, non-promotional activities and commercialization activities.

Under the Otsuka U.S. Agreement, Otsuka has a limited period of time in which it can exercise an option to convert the arrangement from a profit share to a right to receive a mid-single digit royalty on future net sales of commercialized products (the Royalty Conversion Option). Upon Otsuka’s exercise of the Royalty Conversion Option, the licenses granted to Otsuka will terminate and the parties will cease joint participation in the collaboration. Effective immediately upon the exercise of the Royalty Conversion Option, the Company will be solely responsible for all future development, manufacturing, medical affairs and commercialization and non-promotional activities. Royalties that would be payable to Otsuka upon the exercise of the Royalty Conversion Option are subject to reduction upon the date on which vadadustat ceases to have exclusivity. Royalties would be due on a product-by-product and country-by-country basis from the date of the first commercial sale of vadadustat in such country until the fifth anniversary of the date on which the licensed product ceases to have exclusivity.

Unless earlier terminated, the Agreement will expire on a country-by-country and product-by-product basis on the date that one or more generic versions of vadadustat first achieves 90% market penetration. Either party may terminate the Otsuka U.S. Agreement in its entirety if the other party has materially breached its obligations under the agreement and, after receiving written notice identifying such material breach in reasonable detail, the breaching party fails to cure such material breach. Otsuka may terminate the Otsuka U.S.

Agreement in its entirety upon 12 months’ prior written notice at any time after the release of the first topline data from the global Phase 3 development program. If Otsuka exercises the Royalty Conversion Option and the Company subsequently exercises its right to buy-back the royalty obligation, then the Otsuka Agreement will automatically terminate in its entirety. In the event of termination of the Otsuka U.S. Agreement, all rights and licensees granted to Otsuka under the Otsuka U.S. Agreement will automatically terminate and the licenses granted to the Company will become freely sublicensable, but potentially subject to a future royalty.  In addition, the upfront payment, all development costs and milestone payments received by the Company prior to such termination will not be eligible for reimbursement to Otsuka.

Revenue Recognition

The Company evaluated the elements of the License Agreement in accordance with the provisions of ASC 605-25. The Company’s arrangement with Otsuka contains the following deliverables:  (i) license under certain of the Company’s intellectual property to develop, perform medical affairs activities with respect to and conduct non-promotional and commercialization activities related to vadadustat and products containing or comprising vadadustat (the License Deliverable), (ii) development services to be performed pursuant to the current global development plan (the R&D Development Services Deliverable), (iii) rights to future intellectual property and (iv) joint committee services.

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

        (ii)      Rights to Future Intellectual Property

The License Deliverable and the R&D Development Services deliverable have standalone value from the Rights to Future Intellectual Property because Otsuka can obtain the value of the license using the clinical trial materials implicit in the development services without the receipt of any other intellectual property that may be discovered or developed in the future.

(iii)    Joint Committee Services

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

During the three months ended March 31, 2017, the Company recognized revenue totaling approximately $20.9 million with respect to the License Agreement. The revenue is classified as collaboration revenue in the accompanying consolidated statement of operations. As of March 31, 2017, there is approximately $136.4 million of deferred revenue related to the License Agreement which is classified as current or long-term in the accompanying consolidated balance sheet based on the performance period of the underlying obligations. During the three months ended March 31, 2017, the Company did not incur any costs related to the cost-sharing provisions of the License Agreement.

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

Janssen Pharmaceutica NV Research and License Agreement

Summary of Agreement

In February 2017, the Company entered into a Research and License Agreement, the Janssen Agreement, with Janssen Pharmaceutica NV, one of the Janssen Pharmaceutical Companies of Johnson and Johnson, Janssen, pursuant to which Janssen granted the Company an exclusive license under certain intellectual property rights to develop and commercialize worldwide certain HIF-PH targeted compounds.

Under the terms of the Janssen Agreement, Janssen granted to the Company a license for a three-year research term to conduct research on the HIF compound portfolio, unless the Company elects to extend such research term for up to two additional one-year periods upon payment of an extension fee. During the research term, the Company may designate one or more compounds as candidates for development and commercialization. Once a compound is designated for development and commercialization, the Company will be solely responsible for the development and commercialization of the compound worldwide at its own cost and expense. The Janssen Agreement includes a license to develop and commercialize AKB-5169, a preclinical compound in development as an oral treatment for inflammatory bowel disease, or IBD.

Under the terms of the Janssen Agreement, the Company made an upfront payment of $1.0 million in cash to Janssen and issued a warrant to purchase 509,611 share of the Company’s common stock, the fair value of which was approximately $3.4 million, the total of which was recorded in research and development expenses for the three months ended March 31, 2017. In addition, Janssen could be eligible to receive up to an aggregate of $16.5 million from the Company in specified development milestone payments on a product-by-product basis. Janssen will also be eligible to receive up to $215.0 million from the Company in specified commercial milestones as well as tiered, escalating royalties ranging from a low to mid-single digit percentage of net sales, on a product-by-product basis.

Unless earlier terminated, the Janssen Agreement will expire on a product-by-product and country-by-country basis upon the expiration of the last royalty term, which ends upon the longer of the expiry of the patents licensed under the Janssen Agreement, the expiry of regulatory exclusivity for such product, or 10 years from first commercial sale of such product. The Company may terminate the Janssen Agreement in its entirety or only with respect to a particular licensed compound or product upon 180 days’ prior written notice to Janssen. The parties also have customary termination rights, subject to a cure period, in the event of the other party’s material breach of the Janssen Agreement or in the event of certain additional circumstances.

As discussed above, the Company issued a Common Stock Purchase Warrant, the Warrant, to Johnson & Johnson Innovation – JJDC, Inc., or JJDC, an affiliate of Janssen, for 509,611 shares of the Company’s common stock at an exercise price of $9.81 per share. The Warrant is exercisable by JJDC, in whole or in part, at any time prior to the fifth anniversary of the date of issuance. The Warrant and the shares issuable upon exercise of the Warrant will be sold and issued without registration under the Securities Act of 1933, or the Securities Act. The Company recorded the fair value of the warrant in the amount of $3.4 million to additional paid in capital and research and development expense in March 2017.

4. Available for sale securities

Available for sale securities at March 31, 2017 and December 31, 2016 consist of the following:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2017
Cash and cash equivalents	$87,250	$—	$—	$87,250
Available for sale securities:
Certificates of deposit	$17,797	—	—	$17,797
U.S. Government debt securities	101,619	—	(134)	101,485
Corporate debt securities	45,318	2	(47)	45,273
Total available for sale securities	$164,734	$2	$(181)	$164,555
Total cash, cash equivalents, and available for sale securities	$251,984	$2	$(181)	$251,805

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2016
Cash and cash equivalents	$187,335	$—	$—	$187,335
Available for sale securities:
Certificates of deposit	$12,698	—	—	$12,698
U.S. Government debt securities	50,952	—	(32)	50,920
Corporate debt securities	9,398	—	(8)	9,390
Total available for sale securities	$73,048	$—	$(40)	$73,008
Total cash, cash equivalents, and available for sale securities	$260,383	$—	$(40)	$260,343

The estimated fair value of the Company’s available for sale securities balance at March 31, 2017, by contractual maturity, is as follows:

Due in one year or less	$151,848
Due after one year	12,707
Total available for sale securities	$164,555

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

Assets measured or disclosed at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2017
Assets:
Cash and cash equivalents	$87,250	$—	$—	$87,250
Certificates of deposit	—	17,797	—	17,797
U.S. Government debt securities	—	101,485	—	101,485
Corporate debt securities	—	45,273	—	45,273
	$87,250	$164,555	$—	$251,805

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2016
Assets:
Cash and cash equivalents	$187,335	$—	$—	$187,335
Certificates of deposit	—	12,698	—	12,698
U.S. Government debt securities	—	50,920	—	50,920
Corporate debt securities	—	9,390	—	9,390
	$187,335	$73,008	$—	$260,343

The Company’s corporate debt securities are all investment grade.

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2017 and December 31, 2016.

Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would result in material changes in the fair value of investments.

6. Accrued Expenses

Accrued expenses are as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Accrued clinical	$29,582	$23,643
Accrued bonus	825	2,995
Professional fees	627	539
Accrued vacation	625	513
Accrued payroll	297	596
Other	2,316	1,975
Total accrued expenses	$34,272	$30,261

7. Warrant

In connection with the Janssen Agreement, in February 2017 the Company issued a warrant to purchase 509,611 shares of the Company’s common stock at an exercise price of $9.81 per share.  The warrant is fully vested upon issuance and exercisable in whole or in part, at any time prior to the fifth anniversary of the date of issuance. The warrant satisfied the equity classification criteria of ASC 815, and is therefore classified as an equity instrument.  The fair value at issuance of $3.4 million was calculated using the Black Scholes option pricing model and was charged to research and development expense as it represented consideration for a license for which the underlying intellectual property was deemed to have no alternative future use. As of March 31, 2017, the warrant remains outstanding and expires on February 9, 2022.

8. Stockholders’ Equity

Authorized and Outstanding Capital Stock

As of March 31, 2017, the authorized capital stock of the Company included 175,000,000 shares of common stock, par value $0.00001 per share, of which 38,829,562 and 38,615,709 shares are issued and outstanding at March 31, 2017 and December 31, 2016, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which 0 shares are issued and outstanding at March 31, 2017 and December 31, 2016.

Equity Plans

On February 28, 2014, the Company’s Board of Directors adopted its 2014 Incentive Plan (the “2014 Plan”) and its 2014 Employee Stock Purchase Plan (the “ESPP”), which were subsequently approved by its stockholders and became effective upon the closing of the Company’s initial public offering IPO on March 25, 2014. The 2014 Plan replaced the 2008 Equity Incentive Plan (as amended, the “2008 Plan”), however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. In May 2016 the Company’s Board of Directors approved an inducement award program that was separate from the Company’s equity plans and which, consistent with NASDAQ listing rules, did not require shareholder approval (the 2016 program and similar programs, each an “Inducement Award Program”) under which 350,000 shares were reserved to be issued in 2016 and awards relating to 255,000 shares were granted and remain eligible to vest. The Company continues to grant inducement awards to new hires under a 2017 authorization.

The 2014 Plan allows for the granting of stock options, stock appreciation rights (SARs), restricted stock, unrestricted stock, stock units, performance awards and other awards convertible into or otherwise based on shares of our common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1st of each calendar year, by an amount equal to three percent

(3%) of the number of shares of stock outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31st (the “2014 Plan Evergreen Provision”). The Company’s Board of Directors may act prior to January 1st of any year to provide that there will be no automatic increase in the number of shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). During the first three months of 2017, the Company granted 781,400 stock options to employees, of which 62,000 were granted under the Inducement Award program, 434,900 RSUs to employees and no stock options to directors under the 2014 Plan.

The ESPP provides for the issuance of options to purchase shares of the Company’s common stock to participating employees at a discount to their fair market value. The maximum aggregate number of shares of common stock available for purchase pursuant to the exercise of options granted under the ESPP will be the lesser of (a) 262,500 shares, increased on each anniversary of the adoption of the ESPP by one percent (1%) of the total shares of common stock then outstanding (the “ESPP Evergreen Provision”) and (b) 739,611 shares (which is equal to five percent (5%) of the total shares of common stock outstanding on the date of the adoption of the ESPP on a fully diluted, as converted basis. Under the ESPP, each offering period is six months, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of eighty-five percent (85%) of the closing price of our common stock at the beginning or end of the offering period.

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	March 31, 2017	December 31, 2016
Common stock options and RSU's outstanding	4,719,995	3,579,694
Shares available for issuance under the 2014 Plan (1)	966,420	885,328
Warrant to purchase common stock	509,611	—
Shares available for issuance under the ESPP (2)	677,762	803,105
Total	6,873,788	5,268,127

(1)	On January 1, 2017 and January 1, 2016, the shares reserved for future grants under the 2014 Plan increased by 1,265,863 and 986,800 shares, respectively pursuant to the 2014 Plan Evergreen Provision.
(2)	On February 28, 2016, the shares reserved for future issuance under the ESPP increased by 273,404 shares pursuant to the ESPP Evergreen Provision.

Stock-Based Compensation

Stock Options

On February 21, 2017, as part of the Company’s annual grant of equity, the Company issued 719,400 stock options to employees. In addition, the Company issues stock options to new hires and occasionally to other employees not in connection with the annual grant process.  Options granted by the Company vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options vest in installments of (i) 25% at the one year anniversary and (ii) in either 36 or 48 equal monthly or 12 equal quarterly installments beginning in the thirteenth month after the initial vesting commencement date or grant date, subject to the individual’s continuous service with the Company. Options generally expire ten years after the date of grant. The Company recorded approximately $1.6 million of stock-based compensation expense related to stock options during the three months ended March 31, 2017.

Restricted Stock

On December 23, 2013, the Company issued 450,224 shares of restricted stock to employees and 79,067 shares of restricted stock to non-employees at a grant date fair value of $7.42 per share.  The aggregate grant date fair value for the shares of restricted stock issued on December 23, 2013 totaled approximately $3.9 million. The awards of restricted stock contained a performance condition wherein vesting is contingent upon the Company’s consummation of a liquidity event, as defined, prior to the fifth anniversary of the date of grant. Certain of the awards of restricted stock have a requisite service period that was complete upon grant. The remainder of the awards of restricted stock have a requisite service period of four years whereby the award vests 25% on the one year anniversary of the Vesting Commencement Date (as defined), then ratably on the first day of each calendar quarter for 12 quarters, subject to continuous service by the individual and achievement of the performance target. Due to the nature of the performance condition, the Company had concluded that the performance condition was not probable of achievement and therefore, recognition of compensation cost had been deferred until the occurrence of a liquidity event, as defined.  Compensation expense related to the restricted stock awards is being recognized over the associated requisite service period which commenced on March 25, 2014. The Company recorded approximately $8,000 of stock-based compensation expense related to restricted stock during the three months ended March 31, 2017 as a result of mark to market adjustments related to non-employees.

Restricted Stock Units

On February 21, 2017, as part of the Company’s annual grant of equity, the Company issued 423,650 RSUs to employees.  In addition, the Company occasionally issues RSUs not in connection with the annual grant process to employees.  100% of each RSU grant vests on the third anniversary of the grant date, subject, in each case, to the individual’s continued service through the applicable vesting date. Total stock-compensation expense to be recognized over the life of the RSUs is $2.9 million and will be recognized on a straight-line basis over the vesting period. The Company recorded approximately $0.4 million of stock-based compensation expense related to the RSUs during the three months ended March 31, 2017.

Employee Stock Purchase Plan

The first offering period under the ESPP opened on January 2, 2015.  The Company issued 19,317 shares during the first quarter of 2017.  The Company recorded approximately $42,000 of stock-based compensation expense related to ESPP during the three months ended March 31, 2017.

Compensation Expense Summary

The Company has recognized the following compensation cost related to share-based awards:

	Three months ended

	March 31, 2017	March 31, 2016
	(in thousands)
Research and development	$4,174	$392
General and administrative	1,255	859
Total	$5,429	$1,251

Compensation expense by type of award:

	Three months ended
	March 31, 2017	March 31, 2016
	(in thousands)
Stock options	$1,575	$1,128
Restricted stock	8	(14)
Restricted stock units	391	106
Employee stock purchase plan	42	31
Warrant	3,413	—
Total	$5,429	$1,251

9. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three months ended March 31, 2017 and 2016. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

10. Commitments and Contingencies

The Company leases approximately 45,362 square feet of office and lab space in Cambridge, Massachusetts under a lease which was most recently amended in July 2016, collectively, the Lease.  Total monthly lease payments for base rent are approximately $242,000 per month which is subject to annual rent escalations. In addition to such annual rent escalations, base rent payments for a portion of said premises commenced on January 1, 2017 in the monthly amount of approximately $22,000.  Landlord contributions included in the Lease from the landlord totaled $2,169,920, including $256,765 in leasehold improvements not yet utilized.  The landlord contributions are being accounted for as a deferred lease incentive and reduction in monthly rent expense over the term of the Lease. The term of the Lease with respect to the office space expires on September 11, 2026, with one five year extension option available.  The term of the Lease for the lab space is five years, with an extension option for one additional period of two years. The total security deposit in connection with the Lease of $1,280,857 is included in other assets in the Company’s condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

The Company recognizes rent expense and records a deferred lease obligation representing the cumulative difference between actual facility lease payments and lease expense recognized ratably over the lease period, which is included in the Company’s condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

The Company leases office equipment under three year capital leases with payments commencing in February 2014, April 2015 and February 2016, respectively.  The capital lease amounts are included in accrued expenses and other liabilities.

At March 31, 2017, the Company’s future minimum payments required under these leases are as follows:

		Lease Payments
	Operating	to be Received	Net Operating	Capital
	Lease	from Sublease	Lease Payments	Lease	Total
	(in thousands)
2017	$2,659	$257	$2,402	$6	$2,408
2018	3,545	257	$3,288	5	$3,293
2019	3,545	—	$3,545	—	$3,545
2020	3,545	—	$3,545	—	$3,545
2021	3,510	—	$3,510	—	$3,510
Thereafter	14,666	—	$14,666	—	$14,666
Total	$31,470	$514	$30,956	11	$30,967
Less amount representing interest				—
Present value of minimum lease payments at March 31, 2017				$11

The Company recorded approximately $0.8 million and $0.4 million in rent expense for the three months ended March 31, 2017 and 2016, respectively.

Under the Company’s agreement with a subsidiary of Quintiles IMS Holdings, Inc., or Quintiles, to provide services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of March 31, 2017 were approximately $367.2 million. The estimated period of performance for the committed work with Quintiles is through the fourth quarter of 2019.  The Company contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $20.6 million and $24.9 million at March 31, 2017 and December 31, 2016, respectively. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

In September 2015, a purported securities class action lawsuit was filed against the Company, including its Chief Executive Officer, its Chief Financial Officer, and members of the Company’s Board of Directors, in the Business Litigation Section of the Suffolk County Superior Court of Massachusetts. The complaint is brought on behalf of an alleged class of those who purchased common stock of the Company pursuant or traceable to the Company’s initial public offering, and purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the Phase 2b clinical study of vadadustat. The complaint seeks, among other relief, unspecified compensatory damages, rescission of certain stock purchases, attorneys’ fees, and costs. In October 2015, the Company removed the case to the United States District Court for the District of Massachusetts, and the plaintiff filed a motion to remand the case back to the Business Litigation Section of the Suffolk County Superior Court of Massachusetts. The plaintiff’s motion to remand was granted in April 2016. The plaintiff filed an amended complaint in the Suffolk County Superior Court on August 15, 2016, and the Company served a memorandum in support of its motion to dismiss the amended complaint on October 14, 2016.  The motion to dismiss hearing was held on January 31, 2017. The Court granted the Company’s motion to dismiss and dismissed the case with prejudice on February 21, 2017.  The plaintiff did not appeal the decision.

The Company has had a number of positive developments in its opposition and invalidity proceedings against FibroGen, Inc., or FibroGen. With regard to the opposition that the Company filed in Europe against FibroGen’s European Patent No. 1463823, or the ’823 patent, an oral proceeding took place March 8 and 9, 2016. Following the oral proceeding, the European Opposition Division ruled that the patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. FibroGen has appealed that decision and the appeal process is expected to take 2 to 3 years. Likewise, with regard to the invalidity proceeding that the Company filed in Japan against certain claims of FibroGen’s Japanese Patent No. 4804131, or the ’131 patent, which is the Japanese counterpart to the ’823 patent, the Japan Patent Office, or JPO, issued a preliminary decision finding all of the challenged claims to be invalid. FibroGen subsequently amended the claims and the JPO accepted the amendments. The resulting FibroGen Japanese ’131 patent does not cover vadadustat or any pyridine carboxamide compounds. To date, FibroGen has been unsuccessful in its attempts to obtain a patent in the United States covering the same claim scope as it obtained initially in Europe and Japan in the ’823 and ’131 patents. In the event FibroGen were to obtain such a patent in the United States, the Company may decide to challenge them like the Company has done in Europe and Japan.

On May 13, 2015, May 20, 2015 and July 6, 2015, the Company filed oppositions to FibroGen’s European Patent Nos. 2322153, 2322155, and 1633333, or the ’153 patent, the ’155 patent, and the ’333 patent, respectively, requesting the patents be revoked in their entirety. These related patents claim, among other things, various compounds that either stabilize HIFα or inhibit a HIF hydroxylase or a HIF prolyl hydroxylase for treating or preventing various conditions, including, inter alia, iron deficiency, microcytosis associated with iron deficiency, anemia of chronic disease, anemia wherein the subject has a transferrin saturation of less than 20%, anemia refractory to treatment with exogenously administered erythropoietin, or EPO, and microcytosis in microcytic anemia. Such method of use patents do not prevent persons from using the compound for other uses, including any previously known use of the compound. In particular, these patents do not claim methods of using any of our product candidates for purposes of inhibiting hypoxia-inducible factor prolyl hydroxylases, or HIF-PHs, for the treatment of anemia secondary to CKD. While the Company does not believe these patents will prevent it from commercializing vadadustat for treatment of anemia secondary to CKD, the Company filed these oppositions to provide us and any future partners with maximum flexibility for developing vadadustat and our pipeline of HIF PH inhibitors. With regard to the opposition that we filed in Europe against FibroGen’s European Patent No. 163333, or the ’333 patent, an oral proceeding took place December 8 and 9, 2016. Following the oral proceeding, the European Opposition Division ruled that the patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. FibroGen has appealed that decision. Oppositions to the ’155 patent and to the ’153 patent were also filed by Glaxo Group Limited, or Glaxo and by Bayer Intellectual Property GmbH, Bayer Pharma Aktiengesellschaft, and Bayer Animal Health GmbH. While, for the reasons set forth in our oppositions, the Company believes that the ’153 patent and the ’155 patent should be revoked in their entirety, the ultimate outcomes of the oppositions remains uncertain. If the European Patent Office decides not to revoke the ’153 patent or the ’155 patent in their entirety, or only certain claims of those patents, and any surviving claims are determined to encompass the Company’s intended use of the Company’s lead product candidate, the Company may not be able to commercialize the Company’s lead product candidate in the European Union for its intended use, which could materially adversely affect the Company’s business, operating results and financial condition.

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

11. Employee Retirement Plan

During 2008, the Company established a retirement plan (the Plan) authorized by Section 401(k) of the Internal Revenue Code. In accordance with the Plan, all employees who have attained the age of 21 are eligible to participate in the Plan as of the first Entry Date, as defined, following their date of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary and contributions in the amount of approximately $0.1 million were made during the three months ended March 31, 2017 and 2016.

12. Net Loss per Share

The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Three months ended
	March 31, 2017	March 31, 2016
Warrants	509,611	—
Outstanding stock options	3,857,607	2,706,718
Unvested restricted stock	43,041	189,273
Unvested restricted stock units	862,388	405,363
Total	5,272,647	3,301,354

13. Subsequent Event

In April 2017, the Company entered into a Collaboration and License Agreement with Otsuka, the Otsuka EU Agreement, pursuant to which the Company granted Otsuka an exclusive license for the development and commercialization of vadadustat.  The territory covered by the Agreement includes the European Union, Russia, China, Australia, Canada, the Middle East and certain other countries, but excludes Latin America and other previously licensed countries.  Under the Agreement, Otsuka will be responsible for certain development activities and commercializing vadadustat in the territory, while the Company will continue to lead the ongoing global Phase 3 development program.  Otsuka will fund a significant percentage of the costs of such global development program regardless of the total actual costs ultimately incurred.  This Agreement follows the previously announced Otsuka U.S. Agreement.

Under the terms of the Agreement, Akebia expects Otsuka to pay the Company at least $208.0 million, comprised of $73.0 million upon execution of the Agreement and at least $135.0 million of development funding.  In addition, the Company is eligible to receive from Otsuka up to an aggregate of $657.0 million in development and commercial milestones. Otsuka also agreed to make tiered, escalating royalty payments ranging from low double digits up to thirty percent of net sales of vadadustat within the territory.  In limited circumstances, upper tier royalties may be subject to reduction if the supply price charged by the Company to Otsuka for vadadustat exceeds certain agreed upon thresholds.  Otsuka may elect to conduct additional studies of vadadustat in the European Union, subject to the Company’s right to delay such studies based on its objectives outside the territory. Otsuka will pay a percentage of the costs of any such studies, and the Company will pay its portion of the costs in the form of a credit against future amounts due to the Company under the Otsuka EU Agreement.

The collaboration will be governed by joint committees and operational teams, leveraging the governance structure established in the Otsuka U.S. Agreement. The Company will retain final decision making authority with respect to the manufacture and supply of vadadustat in the Territory, the global Phase 3 development program, and the global brand strategy for vadadustat.  Otsuka will have final decision making authority with respect to certain territory-specific development activities and commercialization matters in the territory.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto for the year ended December 31, 2016, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K filed with the United States Securities and Exchange Commission, or the SEC, on March 6, 2017, which we refer to as our annual report.

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

HIF, a pathway involving hundreds of genes, is responsible for orchestrating the body’s natural response to lower levels of oxygen, or hypoxia. In response to hypoxia, a coordinated adaptive response occurs resulting in both an increase in red blood cell production, a normal biological process known as erythropoiesis, and enhancement of the delivery of iron to the bone marrow to support erythropoiesis. The significance of the HIF pathway was recognized by the 2016 Albert Lasker Basic Medical Research Award, which honored the three physician-scientists who discovered the HIF pathway and elucidated this primary oxygen sensing mechanism that is essential for survival. HIF protein is constantly being produced under normal oxygen conditions, but is quickly degraded by prolyl hydroxylases, or PH.  Under hypoxic conditions, HIF-PH’s are inhibited, allowing HIF to stimulate erythropoiesis.  These findings have opened up new possibilities for developing therapeutics, such as HIF-PH inhibitors, which have the potential to treat many diseases.

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

Vadadustat has the potential to set a new standard of care for the treatment of anemia in CKD. Early clinical studies of vadadustat demonstrated that diurnal variation of EPO was maintained resulting in predictable increases in hemoglobin in normal human volunteers and similar results were seen in NDD-CKD. These data led us to the design of our Phase 3 clinical program. The vadadustat Phase 3 program in NDD-CKD patients with anemia, called PRO2TECT, and in dialysis dependent (DD) CKD patients with anemia, called INNO2VATE, is designed to enroll approximately 5,700 patients evaluating once daily oral dosing of vadadustat against an rESA active comparator, darbepoetin alfa. The enrollment numbers and the completion of the Phase 3 program will be driven by the rate of major adverse cardiovascular events, or MACE. In December 2015 the first patient was dosed in PRO2TECT, and the first patient was dosed in INNO2VATE in August 2016. We have recently instituted a cap on enrollment in the PRO2TECT program which could bring the full MACE program enrollment to 6,300. We expect the cost of the Phase 3 program to be in the range of $80,000 to $85,000 per patient, aggregating in the range of $504.0 million to $535.5 million in external CRO costs for the total program. We plan to initiate a Phase 3 study in the second half of 2017 to evaluate three-times weekly dosing of vadadustat in approximately 300 DD-CKD patients receiving hemodialysis using the same active comparator, darbepoetin alfa. We currently anticipate submitting marketing applications for the treatment of anemia associated with CKD in the United States and Europe in 2019.

If vadadustat is approved by the United States Food and Drug Administration, or FDA, we plan to establish our own commercial organization in the United States while leveraging our collaborations with Otsuka Pharmaceutical Co. Ltd., or Otsuka, and its well-established commercial organization in the United States, Europe and other markets. In Japan and other countries in Asia, we plan to commercialize vadadustat through our collaboration with Mitsubishi Tanabe Pharma Corporation, or MTPC.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $44.5 million and $25.8 million for the three months ended March 31, 2017 and 2016, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Through March 2017 we have raised approximately $255.7 million of net proceeds including $230.0 million from three underwritten public offerings, including $61.0 million of net proceeds raised in January 2016 whereby we sold 7,250,000 shares of common stock at a price of $9.00 per share and $25.7 million of net proceeds in an at-the-market offering, or ATM, pursuant to a Sales Agreement with Cantor Fitzgerald & Co.

Financial Overview

Revenue

To date, we have not generated any revenue from the sales of products. Our revenues have been derived from collaboration agreements.

Revenue recognition for our MTPC collaboration will commence when all criteria as required under ASC 605 have been satisfied, which the Company expects will be in the second half of 2017.  Therefore, collaboration revenue in the current period is generated exclusively from our collaboration arrangement with Otsuka. The terms of this arrangement contain multiple deliverables, which include at inception: (i) license under certain of our intellectual property to develop, perform medical affairs activities with respect to and conduct non-promotional and commercialization activities related to vadadustat  (the License Deliverable), (ii) development services to be performed pursuant to the current global development plan (the R&D Services Deliverable), (iii) rights to future intellectual property and (iv) joint committee services. We have identified three units of accounting in connection with our obligations under the collaboration agreement with Otsuka as follows: (i) License Unit of Accounting, which combines the License Deliverable and the R&D Services Deliverable (ii) Rights to Future Intellectual Property Unit of Accounting and (iii) Joint Committee Services Unit of Accounting. We recognize arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC 605, are satisfied for that particular unit of accounting.

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

•	the cost, timing and outcome of our efforts to obtain marketing approval for vadadustat in the United States, Europe and other regions;
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

From inception through March 31, 2017, we have incurred $291.9 million in research and development expenses. We plan to increase our research and development expenditures for the foreseeable future as we continue the development of vadadustat and our other product candidates. Our current and/or planned research and development activities include the following:

•	global development of vadadustat, including the PRO2TECT and INNO2VATE clinical programs;
•	research and development of compounds in our HIF portfolio, including product candidates such as AKB-6899 and AKB-5169; and
•	diversification of our pipeline in kidney disease and other HIF-modulated diseases.

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

 Stock-Based Compensation

Stock-Based Awards

We issue stock-based awards to employees and non-employees, generally in the form of stock options, restricted stock, RSUs, shares of common stock and warrants. We account for our stock-based compensation awards in accordance with Financial Accounting Standards Board, (FASB) ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock and modifications to existing stock awards, to be recognized in the statements of operations and comprehensive loss based on their fair values. We account for stock-based awards to non-employees in accordance with ASC Topic 505-50, Equity-Based-Payments to Non-Employees, or ASC 505-50, which requires the fair value of the award to be re-measured at fair value until a performance commitment is reached or counterparty performance is complete. Described below is the methodology we have utilized in measuring stock-based compensation expense. Stock option, common stock and restricted stock values are determined based on a blend of our stock price and the quoted market price of our comparable public companies.

We estimate the fair value of our stock-based awards of options to purchase shares of common stock to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of the expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of company-specific historical and implied volatility data for trading our stock in the public market, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to our company, including stage of product development and life science industry focus. During 2017, we began to estimate our volatility by using a blend of our stock price history for the length of time we have market data for our stock and the historical volatility of similar public companies for the expected term of each grant. We are a company in the product development stage with no product revenue and the representative group of companies has certain similar characteristics. We believe the group selected has sufficient similar economic and industry characteristics, and includes companies that are most representative of our company. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as we do not expect substantially different exercise or post-vesting termination behavior among our employee population. For options granted to non-employees, we utilize the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock, similar to our peer group. We estimate grant date fair value of restricted stock awards with corresponding promissory notes using the Black-Scholes option pricing model. The grant date fair value of restricted stock awards and awards of common stock has been based on the estimated value of our common stock at the date of grant.

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

The Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, effective in the first quarter of the year ended December 31, 2017. Prior to adoption, share-based compensation expense was recognized on a straight line basis, net of estimated forfeitures, such that expense was recognized only for share-based awards that are expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Upon adoption, the Company will no longer apply a forfeiture rate and instead will account for forfeitures as they occur.

 Stock-based compensation expense totaled approximately $5.4 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

	Three months ended		Increase
	March 31, 2017	March 31, 2016	(Decrease)
	(In Thousands)
Collaboration revenue	$20,865	$—	$20,865
Operating expenses:
Research and development	60,049	20,235	39,814
General and administrative	5,788	5,811	(23)
Total operating expenses	65,837	26,046	39,791
Loss from operations	(44,972)	(26,046)	18,926
Other income, net	429	248	181
Net loss	$(44,543)	$(25,798)	$18,745

Collaboration Revenue. Collaboration revenue was $20.9 million for the three months ended March 31, 2017 under our agreement with Otsuka. We did not recognize any collaboration revenue in the three month period ended March 31, 2016.

Research and Development Expenses. Research and development expenses were $60.0 million for the three months ended March 31, 2017, compared to $20.2 million for the three months ended March 31, 2016, an increase of $39.8 million. The increase was primarily due to the following:

(in millions)

Vadadustat development	$32,434
Regulatory activities and other clinical and non-clinical	1,097
Manufacture of drug substance	(561)
Total increase related to the continued development of vadadustat	32,970

Fair value of warrant issued in connection with Janssen Agreement	3,413
Headcount, consulting and facilities	1,802
License fee in connection with Janssen Agreement	1,000
Other	629
Total net increase	$39,814

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

General and Administrative Expenses. General and administrative expenses were $5.8 million for the three months ended March 31, 2017 and March 31, 2016. General and administrative expenses are materially consistent period over period. We expect our general and administrative expenses to increase in future periods to support our continued research and development and potential commercialization of our product candidates.

Other Income, Net. Other income, net, was $0.4 million for the three months ended March 31, 2017 and $0.2 million for the three months ended March 31, 2016. Other income, net for the three months ended March 31, 2017 and 2016 is primarily comprised of interest income.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of March 31, 2017, we had an accumulated deficit of $341.7 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally through equity offerings and payments received from our collaboration partners. As of March 31, 2017, we had cash and cash equivalents and available for sale securities of approximately $251.8 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities stated at fair value, are also available as a source of liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three months ended
	March 31, 2017	March 31, 2016
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(9,528)	$17,434
Investing activities	(92,303)	(84,955)
Financing activities	1,746	61,182
Net increase in cash and cash equivalents	$(100,085)	$(6,339)

Operating Activities. The net cash used in operating activities was $9.5 million for the three months ended March 31, 2017 consisted primarily of a net loss of $44.5 million adjusted for non-cash items, including stock-based compensation expense of $5.4 million, amortization of premium/discount on investments of $0.2 million, depreciation and amortization of $0.1 million and a net increase in operating assets and liabilities of $29.3 million. The significant items in the change in operating assets and liabilities include an increase in unbilled receivable of approximately $33.8 million related to unbilled payments from Otsuka received in the first quarter of 2017, an increase in accounts payable and accrued expenses of approximately $17.0 million and an increase of $0.4 million in deferred rent partially offset by a decrease of approximately $20.9 million in deferred revenue and $1.1 million in prepaid expenses and other current assets. The net increase in accounts payable and accrued expenses is primarily driven by clinical and non-clinical study costs associated with vadadustat.

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

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2017 was $92.3 million and was comprised primarily of purchases of available for sale securities of $116.4 million and purchases of equipment of $0.4 million, offset by proceeds from the maturities of available for sale securities of $24.5 million.

Net cash used in investing activities for the three months ended March 31, 2016 was $85.0 million and was comprised primarily of purchases of available for sale securities of $100.2 million and purchases of equipment of $0.1 million, offset by proceeds from the maturities of available for sale securities of $15.3 million.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2017 was $1.7 million and consisted primarily of net proceeds from the public issuance of common stock pursuant to our ATM facility, proceeds from the exercise of stock options and proceeds from the sale of stock under our employee stock purchase plan.

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

We ended the first quarter of 2017 with cash, cash equivalents and available for sale securities of $251.8 million. The Company is also entitled to receive $373.0 million or more in committed capital from collaborators, which is expected to be received over the course of the global development program for vadadustat, of which $73.0 million was received in April 2017 in connection with the expanded collaboration with Otsuka. Based on the timing of payments from collaborators, the Company expects its existing and committed cash resources to fund the Company’s current operating plan into the first quarter of 2019.  However the remaining committed research and development funding will continue to be received from Otsuka on a prepaid, quarterly basis up to an estimated aggregate of $60.0 million.

We will require additional capital for the further development of our existing product candidates and will need to raise additional funds sooner to pursue development activities related to additional product candidates. If and until we can generate a sufficient amount of revenue from our products, we expect to finance future cash needs through public or private equity, debt offerings, or strategic transactions. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our development milestones may not be achieved, we may not receive the anticipated funding from our collaboration partners, and we may not secure other sources of financing. Additional funds may not be available to us on acceptable terms or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K that was filed with the SEC on March 6, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2017 we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2017 and December 31, 2016, we had cash and cash equivalents and available-for-sale securities of $251.8 million and $260.3 million, respectively, primarily money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of March 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other

Item 1. Legal Proceedings

Shareholder Litigation

In September 2015, a purported securities class action lawsuit was filed against us, including our Chief Executive Officer, our Chief Financial Officer, and members of our Board of Directors, in the Business Litigation Section of the Suffolk County Superior Court of Massachusetts. The complaint is brought on behalf of an alleged class of those who purchased our common stock pursuant or traceable to our initial public offering, and purports to allege claims arising under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning the Phase 2b clinical study of vadadustat. The complaint seeks, among other relief, unspecified compensatory damages, rescission of certain stock purchases, attorneys’ fees, and costs. In October 2015, we removed the case to the United States District Court for the District of Massachusetts, and the plaintiff filed a motion to remand the case back to the Business Litigation Section of the Suffolk County Superior Court of Massachusetts. The plaintiff’s motion to remand was granted in April 2016. The plaintiff filed an amended complaint in the Suffolk County Superior Court on August 15, 2016, and we served our memorandum in support of our motion to dismiss the amended complaint on October 14, 2016. The motion to dismiss hearing was held on January 31, 2017. The Court granted our motion to dismiss and dismissed the case with prejudice on February 21, 2017. The plaintiff did not appeal.

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

Opposition and Invalidity Proceedings Against FibroGen Inc.

We have had a number of positive developments in our opposition and invalidity proceedings against FibroGen, Inc., or FibroGen.  With regard to the opposition that we filed in Europe against FibroGen’s European Patent No. 1463823, or the ’823 patent, an oral proceeding took place March 8 and 9, 2016. Following the oral proceeding, the European Opposition Division ruled that the patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. FibroGen has appealed that decision and the appeal process is expected to take 2 to 3 years. Likewise, with regard to the invalidity proceeding that we filed in Japan against certain claims of FibroGen’s Japanese Patent No. 4804131, or the ’131 patent, which is the Japanese counterpart to the ’823 patent, the Japan Patent Office, or JPO, issued a preliminary decision finding all of the challenged claims to be invalid. FibroGen subsequently amended the claims and the JPO accepted the amendments. The resulting FibroGen Japanese ’131 patent does not cover vadadustat or any pyridine carboxamide compounds. To date, FibroGen has been unsuccessful in its attempts to obtain a patent in the United States covering the same claim scope as it obtained initially in Europe and Japan in the ’823 and ’131 patents. In the event FibroGen were to obtain such a patent in the United States, we may decide to challenge the patent like we have done in Europe and Japan.

On May 13, 2015, May 20, 2015 and July 6, 2015, we filed oppositions to FibroGen’s European Patent Nos. 2322153, 2322155, and 163333, or the ’153 patent, the ’155 patent, and the ’333 patent, respectively, requesting the patents be revoked in their entirety. These related patents claim, among other things, various compounds that either stabilize HIFα or inhibit a HIF hydroxylase or a HIF prolyl hydroxylase for treating or preventing various conditions, including, inter alia, iron deficiency, microcytosis associated with iron deficiency, anemia of chronic disease, anemia wherein the subject has a transferrin saturation of less than 20%, anemia refractory to treatment with exogenously administered erythropoietin, or EPO, and microcytosis in microcytic anemia. Such method of use patents do not prevent persons from using the compound for other uses, including any previously known use of the compound. In particular, these patents do not claim methods of using any of our product candidates for purposes of inhibiting hypoxia-inducible factor prolyl hydroxylases, or HIF-PHs, for the treatment of anemia secondary to CKD. While we do not believe these patents will prevent us from commercializing vadadustat for the treatment of anemia secondary to CKD, we filed these oppositions to provide us and any future partners with maximum flexibility for developing vadadustat and our pipeline of HIF PH inhibitors. With regard to the opposition that we filed in Europe against FibroGen’s European Patent No. 163333, or the ’333 patent, an oral proceeding took place December 8 and 9, 2016. Following the oral proceeding, the European Opposition Division ruled that the patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. FibroGen has appealed that decision. Oppositions to the ’155 patent and to the ’153 patent were also filed by Glaxo Group Limited, or Glaxo, and by Bayer Intellectual Property GmbH, Bayer Pharma Aktiengesellschaft, and Bayer Animal Health GmbH. While, for the reasons set forth in our oppositions, we believe that the ’153 patent and the ’155 patent should be revoked in their entirety, the ultimate outcomes of the oppositions remains uncertain. If the European Patent Office decides not to revoke the ’153 patent or the ’155 patent in their entirety, or only certain claims of those patents, and any surviving claims are determined to encompass our intended use of our lead product candidate, we may not be able to commercialize our lead product candidate in the European Union for its intended use, which could materially adversely affect our business, operating results and financial condition.

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

We have incurred net losses each year since our inception, including net losses of $44.5 million for the three months ended March 31, 2017, and $25.8 million for the three months ended March 31, 2016. As of March 31, 2017, we had an accumulated deficit of $341.7 million. To date, we have not commercialized any products or generated any revenue from the sale of products. We do not know whether or when we will generate revenue or become profitable.

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

To become and remain profitable, we must succeed in developing and commercializing our product candidates, which must generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and development, conducting clinical trials of our product candidates, discovering or acquiring additional product candidates, obtaining regulatory approval for these product candidates, and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

We will require substantial additional financing. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

As of March 31, 2017, our cash and cash equivalents and available for sale securities were $251.8 million. We believe that we will continue to expend substantial resources for the foreseeable future developing vadadustat, AKB-6899, AKB-5169 and any other product candidates that we may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise as a result of our decision to include certain elements in our programs. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•

significant costs associated with our Phase 3 clinical studies of vadadustat for the treatment of anemia secondary to CKD; we expect the cost of the Phase 3 program to be in the range of $80,000 to $85,000 per patient and the PRO2TECT and INNO2VATE Phase 3 programs are designed to enroll up to approximately 6,300 CKD patients, aggregating in the range of $504.0 million to $535.5 million in external CRO costs for the total program; such estimated costs could increase significantly if the Phase 3 program takes longer to complete or if we choose to add additional investigative sites, add additional patients, modify the clinical trial protocol, or perform other studies in support of the Phase 3 program;

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

•

if Japanese subjects are not included in either INNO2VATE or PRO2TECT, the amount of development funding received from our collaboration partner, Mitsubishi Tanabe Pharma Corporation, or MTPC, could differ materially;

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

We ended the first quarter of 2017 with cash, cash equivalents and available for sale securities of $251.8 million. We are also entitled to receive $373.0 million or more in committed capital from collaborators, which is expected to be received over the course of the global development program for vadadustat, of which $73.0 million was received in April 2017 in connection with the expanded collaboration with Otsuka. Based on the timing of payments from collaborators, the company expects existing and committed cash resources to fund the company’s current operating plan into the first quarter of 2019.  However, the remaining committed research and development funding will continue to be received from Otsuka on a prepaid, quarterly basis up to an estimated aggregate of $60.0 million. If and until we can generate a sufficient amount of revenue from our products, we expect to finance future cash needs through public or private equity, debt offerings, or strategic transactions. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our development milestones may not be achieved, we may not receive the anticipated funding from our collaboration partners, and we may not secure other sources of financing.

We will require additional capital for the further development of our existing product candidates and will need to raise additional funds sooner to pursue development activities related to additional product candidates. If and until we can generate a sufficient amount of revenue from our products, we expect to finance future cash needs through public or private equity, debt offerings, or strategic collaborations. Additional funds may not be available to us on acceptable terms or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to product candidates on unfavorable terms to us.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of collaboration funding, equity offerings, debt financings and strategic collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for vadadustat, AKB‑6899, AKB-5169 or any other product candidates that we develop or acquire, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We currently have only one product candidate, vadadustat, in clinical development, and our business depends almost entirely on the successful clinical development, regulatory approval and commercialization of that product candidate, which may never occur. We currently have no drug products for sale, generate no revenue from sales of any drugs, and may never be able to develop marketable drug products. Vadadustat, which is in Phase 3 development, will require substantial additional clinical development, testing, manufacturing process development, and regulatory approval before we or our collaborators are permitted to commence its commercialization. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States, the European Union, Japan, and in other countries where we and our collaborators intend to test and, if approved, market any product candidates. Before obtaining regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years. Of the large number of drugs in development in the United States, only a small percentage successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and clinical programs, we may be unable to successfully develop or commercialize vadadustat.

We and Otsuka, our collaboration partner, are not permitted to market vadadustat in the United States until we receive approval from the FDA, in the European Union until we receive approval from the EMA, or in any jurisdiction outside of the United States until we receive the requisite approval from regulatory authorities in such jurisdiction. MTPC, our collaboration partner in Asia, will not be permitted to market vadadustat in Japan without approval from the PMDA. As a condition to receiving regulatory approval for vadadustat, we must complete Phase 3 studies and any additional non-clinical or clinical studies required by the FDA. Vadadustat may not be successful in clinical trials or receive regulatory approval. Further, vadadustat may not receive regulatory approval even if it is successful in clinical trials. Obtaining approval of an NDA in the United States is a complex, lengthy, expensive and uncertain process that typically takes many years following the completion of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, the safety concerns associated with injectable rESAs may affect the FDA’s review of the safety results of compounds of this class, including vadadustat. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that vadadustat will never obtain regulatory approval. The FDA may delay, limit or deny approval of vadadustat for many reasons including, among others:

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

•	we or our contract manufacturers may fail to perform in accordance with the FDA’s good clinical practice, or GCP, or good manufacturing practice, or GMP, requirements;
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

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends on the speed at which we can recruit patients to participate in testing our product candidates. Patients may be unwilling to participate in our clinical studies for vadadustat because of concerns about adverse events observed with injectable rESAs, other investigational agents and commercial products in CKD or for other reasons, including competitive clinical studies for similar patient populations. In addition, patients currently receiving treatment with injectable rESAs may be reluctant to participate in a clinical trial with an investigational drug. Finally, competition for clinical trial sites may limit our access to subjects appropriate for studies of vadadustat. As a result, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our development of vadadustat, or termination of the clinical studies altogether.

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

Data obtained from studies conducted in the United States may not be accepted by the EMA, PMDA and other regulatory authorities outside of the United States. Also, certain jurisdictions require data from studies conducted in their country in order to obtain approval in that country.

We are currently in discussions with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan regarding whether Japanese subjects may be enrolled in our global Phase 3 studies.  The outcome of these discussions will have a significant impact on near-term payments that MTPC, will be obligated to make to us pursuant to our collaboration agreement with MTPC.

Once the results of certain Phase 2 studies of vadadustat in Japan are available, we and MTPC, following consultation with the PMDA, will determine whether a separate Phase 3 study of vadadustat will be required in Japan, which we refer to as the Local Scenario, or whether Japanese patients can take part in our global Phase 3 clinical studies, which we refer to as the Global Scenario. Under the Local Scenario, MTPC will be responsible for the costs of the local Phase 3 study in Japan and make no additional funding payments for the global Phase 3 program. This would reduce the total amount of development payments that we are eligible to receive under our agreement with MTPC. In addition, $20.0 million of the $40.0 million received in 2016 would be used to fund local development of vadadustat in Japan.  The Company is currently conducting Phase 2 studies in Japan and expects, if under the Local Scenario, to apply the $20.0 million against the Phase 2 costs already incurred, and for MTPC to reimburse the Company for costs in excess of $20.0 million to complete the studies.

If we fail to successfully meet requirements for the conduct of clinical trials outside of the United States, we may be delayed in obtaining, or be unable to obtain, regulatory approval or reimbursement for vadadustat in countries outside of the United States.

Regulatory authorities outside of the United States will require compliance with numerous and varying requirements. The approval procedures vary among jurisdictions and may involve requirements for additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, a drug product must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our product is also subject to approval. Approval by the FDA does not ensure approval by regulatory or reimbursement authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by the FDA or regulatory or reimbursement authorities in other countries. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval in another jurisdiction. The regulatory approval process in countries outside of the United States may include all of the risks associated with obtaining FDA approval and, in some cases, additional risks. We may not obtain such regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive the necessary approvals to commercialize our product candidates in any market. Also, favorable pricing in certain countries depends on a number of factors, some of which are outside the Company’s control.

Clinical drug development is a lengthy and expensive process with an uncertain outcome, and positive results from the clinical studies of vadadustat thus far are not necessarily predictive of the results of any future clinical studies of vadadustat. If, in our Phase 3 studies, we cannot replicate the positive clinical results observed to date, we may be unable to successfully develop, obtain regulatory approval, for and commercialize vadadustat.

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

We entered into an agreement with Quintiles IMS Holdings, Inc. to be our primary CRO for the PRO2TECT and INNO2VATE programs. If Quintiles cannot perform effectively or terminates their engagement with us, the progress of our Phase 3 clinical studies may be impacted and we may incur significant added costs in identifying, qualifying and contracting with a new CRO.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, the FDA and equivalent regulatory authorities outside of the United States require compliance with regulations and standards, including GCP requirements, for designing, conducting, monitoring, recording, analyzing and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the rights, integrity and confidentiality of study subjects are protected. Although we rely on third parties to conduct our clinical trials, we are responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol in compliance with legal and regulatory requirements. Regulatory authorities enforce these GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product that meets certain specifications and is manufactured under applicable cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, resulting in additional losses and depriving us of potential product revenue. In addition, we are using an active comparator in our PRO2TECT clinical program. If our distributors are unable to obtain sufficient supply of the active comparator for any reason, or supply active comparator to clinical trial sites in a timely manner, our clinical trials may be extended, delayed, suspended or terminated.

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

Also, these third parties may fail to perform effectively or terminate their engagement with us. We entered into agreements with Evonik Corporation and Esteve Quimica for the manufacture of the drug substance for the Phase 3 development program of vadadustat. If either of these contract manufacturers cannot perform as agreed or terminates their engagement with us, we may be required to find replacement manufacturers. We may incur significant delays and added costs in identifying, qualifying and contracting with any such replacement, as well as producing the drug substance. We also have an agreement with Gregory Pharmaceutical Holdings (d/b/a UPM Pharmaceuticals Inc., or UPM) for the manufacture of finished drug product for the Phase 3 development program. Although we believe that there are several other manufacturers who also could manufacture our drug product if UPM cannot perform as agreed or terminates their engagement with us, we may incur significant delays and added costs in identifying, qualifying, and contracting with another manufacturer. Also, if we choose to engage a second source for the manufacture of drug product, we may incur additional costs. In addition, we have to enter into technology transfer agreements and share our know-how with such third-party manufacturers, which can be time-consuming and may result in delays. These delays could result in a suspension of our clinical trials or, if vadadustat is approved and marketed, a failure to satisfy patient demand.

Any of these events could lead to clinical study delays or failure to obtain regulatory approval, or affect our ability to successfully commercialize our future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.

The facilities and processes used by our contract manufacturers to manufacture our product candidates will be inspected by the FDA and other regulatory authorities prior to or after we submit our marketing application. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with cGMP requirements for manufacture of both drug substance and finished drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and regulatory requirements, we will not be able to secure and/or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EMA or other regulatory authorities do not approve these facilities for the manufacture of our product candidates, or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Moreover, the failure of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect the supply of our products or product candidates.

In addition, our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. Certain of these manufacturing facilities may be contractually prohibited from manufacturing our product candidates or products due to exclusivity provisions in agreements with our competitors. There are a limited number of manufacturers that operate under cGMP regulations and are capable of manufacturing our product candidates for us.

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

We may not be successful in maintaining our strategic collaborations which could adversely affect our ability to develop and commercialize our product candidates, negatively impacting our operating results.

We plan to commercialize vadadustat in the United States, Europe, and other territories pursuant to our collaboration agreement with Otsuka and have entered into a collaboration agreement with MTPC to develop and commercialize vadadustat in Japan and certain other Asian countries. We may not be able to maintain such strategic collaborations if, for example, development or approval of a product is delayed or sales of an approved product are disappointing.

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

If we fail to maintain our current collaborations with Otsuka or MTPC, we will bear all of the risk and costs related to the development and commercialization of any such product candidate, and we may need to seek additional financing, hire additional employees and otherwise develop additional expertise. This could negatively affect the development and commercialization of any such product candidate.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in other countries. Our competitors have taken, and we expect that they will continue to undertake, formal efforts to oppose the issuance of claims in our patent applications. We do not control decisions made by the United States Patent and Trademark Office, or US PTO, or equivalent bodies outside the United States. Even if our patents do successfully issue, third parties may challenge the validity, enforceability, inventorship, or scope of these patents, such actions may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. If we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the US PTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For applications containing a claim not entitled to priority before March 16, 2013, there is greater level of uncertainty in the patent law with the passage of the America Invents Act (2011), which brings into effect significant changes to the U.S. patent laws and introduces new procedures for challenging pending patent applications and issued patents. A primary change under this reform is creating a “first to file” system in the United States. This will require us to be cognizant of the time from invention to filing of a patent application.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how processes, and any other elements of our drug discovery and development process and information or technology that are not covered by patents. Although we require all of our employees to assign their inventions to us, and require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential or proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in the market, which could materially adversely affect our business, operating results and financial condition.

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

Third parties may hold or obtain patents or other intellectual property rights and allege in the future, that the use of our product candidates infringes these patents or intellectual property rights, or that we are employing their proprietary technology without authorization. We do not believe that there are any currently issued U.S. patents that conflict with our intellectual property rights; nor do we make any admission that any of such patents are valid, enforceable or infringed. Under U.S. law, a party may be able to patent a discovery of a new way to use a previously known compound, even if such compound itself is patented, provided the newly discovered use is novel and nonobvious. Such a method-of-use patent, however, if valid, only protects the use of a claimed compound for the specified methods claimed in the patent. This type of patent does not prevent persons from using the compound for any previously known use of the compound. Further, this type of patent does not prevent persons from making and marketing the compound for an indication that is outside the scope of the patented method. We are not aware of any valid U.S. patents issued to FibroGen, or any other person, that claim methods of using any of our product candidates for purposes of inhibiting hypoxia-inducible factor prolyl hydroxylases, or HIF-PHs, for the treatment of anemia secondary to CKD. For example, we are aware of certain patents that have been acquired by FibroGen directed to certain heterocyclic carboxamide compounds that are described as inhibitors of prolyl-4-hydroxylase. Those patents, however, are believed to have expired as of December 2014.

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

There may be other patents of FibroGen or patents of third parties of which we are currently unaware with claims to compounds, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our drug candidates. Also, because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe.

Third parties, including FibroGen, may in the future claim that our product candidates and other technologies infringe upon their patents and may challenge our ability to commercialize vadadustat. Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize vadadustat, AKB-6899, AKB-5169 or other product candidates that we may develop or acquire. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or our intended methods of use, including patient selection methods, the holders of any such patent may be able to block or impair our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. We may also elect to enter into a license in order to settle litigation or in order to resolve disputes prior to litigation. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. Should a license to a third-party patent become necessary, we cannot predict whether we would be able to obtain a license or, if a license were available, whether it would be available on commercially reasonable terms. If such a license is necessary and a license under the applicable patent is unavailable on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

Competitors may infringe our patents or misappropriate our trade secrets or confidential information. To counter infringement or unauthorized use, we may be required to file infringement or misappropriation claims, which can be expensive and time-consuming. We may not be able to prevent infringement of our patents or misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. For example, we are currently involved in five opposition proceedings in the European Patent Office. These proceedings may be ongoing for a number of years and may involve substantial expense and diversion of employee resources from our business. In addition, we may become involved in additional opposition proceedings or other legal or administrative proceedings in the future. For more information, see the other risk factors under “Risks Related to Intellectual Property” and Item 1 – Legal Proceedings.

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

Periodic maintenance fees on any issued patent are due to be paid to the US PTO and foreign patent agencies in several stages over the lifetime of the patent. The US PTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment (such as annuities) and other similar provisions during the patent application process. While an inadvertent lapse in many cases can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

We are currently collaborating with Otsuka to develop and commercialize vadadustat in the United States, Europe and certain other regions and MTPC to develop and commercialize vadadustat in Japan. We do not have a sales or marketing infrastructure and we have not yet sold, marketed or distributed any of our products. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish a sales and marketing organization or make arrangements for sales and marketing services, either by establishing our own or entering into additional geographic collaborations.

There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force are expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

If we are unable to establish our own sales, marketing and distribution capabilities for the United States and Latin America and have to enter into arrangements with third parties to perform these services, our profitability, if any, is likely to be lower than if we were to market, sell and distribute any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We have entered into collaboration agreements with Otsuka and MTPC which are key to our success.  If either Otsuka or MTPC fails to perform under these agreements, our future results could be materially harmed.

In addition to certain substantial upfront payments and development milestones, our agreement with Otsuka for the United States establishes a profit sharing arrangement with respect to net sales of vadadustat and our agreement with Otsuka for the European Union and other regions provides us with royalty payments on net sales of vadadustat. Similarly, our agreement with MTPC grants them the exclusive right to develop and commercialize vadadustat in Japan and certain Asian countries in exchange for upfront, milestone, and royalty payments.  We partnered with each company, in part, because they have a well-established commercial presence and infrastructure in their territories, and we expect them to help us prepare for and execute on an optimal launch of vadadustat in those geographies.  If either of these companies fails to perform their obligations diligently under their agreement with us, including failing to diligently commercialize vadadustat in their territories, our sales potential in these regions may be materially harmed and we may not have an adequate remedy for such harm under our agreements with either company. Furthermore, if a contractual dispute with either Otsuka or MTPC were to arise, it could result in costly litigation for the Company and jeopardize important revenue streams, which could materially harm our financial condition.

Coverage and reimbursement may be limited or unavailable in certain market segments for our products, if approved, which could make it difficult for us to sell our products profitably.

Market acceptance and sales of any approved products will depend significantly on the availability of adequate coverage and reimbursement from third-party payors and may be affected by existing and future healthcare reform measures. Government authorities and third-party payors decide which drugs they will cover, as well as establish formularies or implement other mechanisms to manage utilization of products, and determine reimbursement levels. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient; and
•	cost-effective.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. Additionally, we may be required to enter into contracts with third-party payors offering rebates or discounts on our products in order to obtain favorable formulary status. We may not be able to agree upon commercially reasonable terms with such third-party payors or provide data sufficient to obtain favorable coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Even if we obtain coverage for our product candidates, third-party payors may not establish adequate reimbursement amounts, which may reduce the demand for our product, and prompt us to have to reduce pricing for the products. If reimbursement is not available or is limited, we may not be able to commercialize certain of our products. In addition, in the United States third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage reimbursement levels for new drugs. As a result, significant uncertainty exists as to whether and how much reimbursement third-party payors will provide for newly approved drugs, which, in turn, will put downward pressure on the pricing of drugs.

In addition, if vadadustat is used in an outpatient dialysis facility, such facilities often receive fixed reimbursement for a bundle of dialysis services, including certain drugs and supplies used to treat patients with end-stage renal disease, or ESRD. For example, Medicare payments to ESRD facilities for dialysis treatments are based on a prospective payment system with a standard per treatment payment (subject to certain adjustments such as patient level-case-mix adjustment). The per treatment payment covers a bundle of items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at home and includes the cost of certain routine drugs. At this time, we believe that vadadustat, if approved, will likely be included in the bundle. We may be unable to sell vadadustat, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment or if our costs of production increase faster than increases in reimbursement levels. Patient and provider access to adequate coverage and reimbursement by government and private insurance plans is central to the acceptance of any products for which we receive regulatory approval.

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

As a general matter, federal and state legislatures within the United States and governments in other countries will likely continue to consider changes to existing healthcare legislation, and, in particular, we anticipate additional governmental reforms intended to control drug costs. We cannot predict the reform initiatives that may be adopted in the future. Private health plans may also increase efforts to manage utilization and control drug costs and prices. The continuing efforts of the government or private third party payors to contain or reduce costs of healthcare may adversely affect:

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

•

anti-corruption and anti-bribery laws, including the FCPA, the U.K. Bribery Act and various other anti-corruption laws in countries outside of the United States. The FCPA generally prohibits companies and their intermediaries, such as the CROs, contract manufacturing organizations, and distributors with which we do business outside the United States from making improper payments to foreign government officials for the purposes of obtaining or keeping business and/or other benefits.  The U.K. Bribery Act similarly prohibits bribery but applies to well being of private citizens as well;

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

If we obtain approval for any of our product candidates and begin commercializing them, our operations may be directly, or indirectly through our customers, subject to additional healthcare regulation and enforcement by the federal government, states and governments outside of the United States in which we conduct our business. In addition to the laws mentioned above, the laws that may affect our ability to operate include:

•	the FD&C Act, which among other things, strictly regulates drug product marketing and promotion and prohibits manufacturers from marketing such products for off-label use;
•

the federal anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce the referral for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•

federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

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
•

state law equivalents of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state gift ban and transparency laws, many of which state laws differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts; and

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

If vadadustat is approved and launched commercially, competing drugs may include EPOGEN® and Aranesp®, commercialized by Amgen, Procrit® and Eprex®, commercialized by Johnson & Johnson, and Mircera®, commercialized by Roche Holding Ltd., or Roche. We may face competition from potential new anemia therapies. There are several other HIF product candidates in various stages of active development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by such companies as FibroGen, in collaboration with AstraZeneca PLC in the United States and China and with Astellas Pharma Inc. in Europe and Asia, Japan Tobacco International, GlaxoSmithKline

plc and Bayer HealthCare AG. FibroGen is currently in Phase 3 clinical development of its product candidate, roxadustat, and GlaxoSmithKline plc recently commenced Phase 3 studies of its product candidate, daprodustat. Some of these product candidates may enter certain markets as early as 2017. In addition, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce rESA utilization and thus limit the market for vadadustat if and when it is approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia that may impact the market for anemia-targeted treatment.

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

We also experience competition for the hiring of personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating and executing our research and development and commercialization strategy. Our consultants and advisors may become employed by companies other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to grow and pursue our business strategy will be limited.

Our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate applicable laws, including (1) FDA and other healthcare authorities’ regulations, including those laws that require the reporting of true, complete and accurate information to regulatory authorities, and those prohibiting the promotion of unapproved drugs or approved drugs for an unapproved use, (2) quality standards, including Good Laboratory Practices (GLP), GCP and GMP, (3) federal and state healthcare fraud and abuse laws and regulations, (4) anti-bribery and anti-corruption laws, such as the FCPA and the U.K. Bribery Act, that prohibit the making of improper payments to foreign officials or individuals for the purposes of obtaining any business advantage, (5) laws that require the reporting of true and accurate financial information and data, and (6) securities laws and regulations. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, or if any such action is instituted against our employees, consultants, vendors or principal investigators, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, curtailment of our operations, and imprisonment, any of which could adversely affect our ability to operate our business and our results of operations.

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

Provisions in our Ninth Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, these provisions:

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

Our Amended and Restated Certificate of Incorporation provides that, subject to limited exceptions, the state and federal courts located in the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our Amended and Restated Certificate of Incorporation or our Amended and Restated By-Laws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Amended and Restated Certificate of Incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Amended and Restated Certificate of Incorporation inapplicable to, or unenforceable with respect to, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2017, in connection with the Janssen Agreement, we issued a warrant to purchase 509,611 shares of common stock pursuant to Rule 506 promulgated under the Securities Act.  We did not receive cash proceeds in connection with the warrant issuance.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “ Results of Operations and Financial Condition ” of Form 8-K:

On May 9, 2017, Akebia announced its financial results for the quarter ended March 31, 2017 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

The information furnished in Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Item 6. Exhibits.

Exhibits

4.1#	Common Stock Purchase Warrant between Akebia Therapeutics, Inc. and Janssen Pharmaceutica NV, dated February 9, 2017.

10.1#	Research and License Agreement between Akebia Therapeutics, Inc. and Janssen Pharmaceutica NV, dated February 9, 2017.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

99.1	Press Release issued by Akebia Therapeutics, Inc. on May 9, 2017 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#    Indicates portions of the exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: May 9, 2017	By:	/s/ John P. Butler
John P. Butler
Chief Executive Officer and President

Under the requirements of the Securities and Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: May 9, 2017	By:	/s/ John P. Butler
John P. Butler
Chief Executive Officer and President

Date: May 9, 2017	By:	/s/ Jason A. Amello
Jason A. Amello
Senior Vice President, Chief Financial Officer and Treasurer