Form 10-Q
period 2017-06-30
Akebia Therapeutics, Inc.
filed 2017-08-08
CIK 1517022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. ☒

Class	Outstanding at July 31, 2017
Common Stock, $0.00001 par value	47,151,429

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, or PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Forward-looking statements involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the projected timing of (1) our clinical programs for vadadustat, (2) submission of marketing applications for vadadustat, and (3) preclinical development of AKB-5169 and other product candidates;
•	enrollment in the PRO2TECT and INNO2VATE clinical programs;
•	our development program for vadadustat, including the FO2RWARD and TRILO2GY clinical studies, and our other product candidates;
•	our anticipated funding from our collaborations;
•	the timing or likelihood of regulatory filings and approvals, including any labeling or other restrictions;
•	our plans to commercialize vadadustat, if it is approved;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our competitive position;
•	our intellectual property position;
•	developments and projections relating to our competitors and our industry;
•	our estimates regarding expenses (including those associated with the PRO2TECT and INNO2VATE clinical programs), future revenue, capital requirements and needs for additional financing; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$125,390	$187,335
Available for sale securities	195,825	73,008
Unbilled receivable	—	33,823
Prepaid expenses and other current assets	11,174	2,155
Total current assets	332,389	296,321
Property and equipment, net	2,934	2,612
Other assets	1,499	1,283
Total assets	$336,822	$300,216
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,212	$2,039
Accrued expenses	28,851	30,261
Short-term deferred revenue	142,346	81,968
Short-term deferred rent	182	—
Total current liabilities	181,591	114,268
Deferred rent, net of current portion	2,678	2,480
Deferred revenue, net of current portion	95,531	115,321
Other non-current liabilities	24	27
Total liabilities	279,824	232,096
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized at June 30, 2017 and December 31, 2016; 0 shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock: $0.00001 par value; 175,000,000 shares authorized at June 30, 2017 and December 31, 2016; 42,490,957 and 38,615,709 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	420,448	365,298
Accumulated other comprehensive loss	(254)	(42)
Accumulated deficit	(363,196)	(297,136)
Total stockholders' equity	56,998	68,120
Total liabilities and stockholders' equity	$336,822	$300,216

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Collaboration revenue	$28,520	$—	$49,385	$—
Operating expenses:
Research and development	43,751	30,877	103,800	51,112
General and administrative	6,905	5,311	12,693	11,122
Total operating expenses	50,656	36,188	116,493	62,234
Operating loss	(22,136)	(36,188)	(67,108)	(62,234)
Other income (expense):
Interest income	608	270	1,044	504
Other income	10	139	4	153
Net loss	$(21,518)	$(35,779)	$(66,060)	$(61,577)
Net loss per share - basic and diluted	$(0.53)	$(0.95)	$(1.66)	$(1.65)
Weighted-average number of common shares - basic and diluted	40,819,957	37,811,056	39,795,282	37,342,324
Comprehensive loss:
Net loss	$(21,518)	$(35,779)	$(66,060)	$(61,577)
Other comprehensive loss - unrealized loss on securities	(75)	63	(254)	37
Comprehensive loss	$(21,593)	$(35,716)	$(66,314)	$(61,540)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended
	June 30, 2017	June 30, 2016
Operating activities:
Net loss	$(66,060)	$(61,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253	78
Amortization of premium/discount on investments	389	287
Stock-based compensation - equity awards	4,522	2,473
Fair value of warrants issued for license	3,413	—
Changes in operating assets and liabilities:
Unbilled receivable	33,823	—
Prepaid expenses and other current assets	(9,019)	(1,311)
Other long-term assets	(79)	—
Accounts payable	8,173	2,830
Accrued expense	(1,547)	6,362
Deferred revenue	40,588	40,000
Deferred rent	380	1,337
Net cash provided by (used in) operating activities	14,836	(9,521)
Investing activities:
Purchase of equipment	(575)	(1,358)
Proceeds from the maturities of available for sale securities	54,118	64,874
Purchase of available for sale securities	(177,536)	(118,684)
Net cash used in investing activities	(123,993)	(55,168)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	46,912	60,869
Proceeds from the sale of stock under employee stock purchase plan	125	105
Proceeds from the exercise of stock options	178	120
Payments on capital lease obligations	(3)	(6)
Net cash provided by financing activities	47,212	61,088
Decrease in cash and cash equivalents	(61,945)	(3,601)
Cash and cash equivalents at beginning of the period	187,335	49,778
Cash and cash equivalents at end of the period	$125,390	$46,177
Non-cash financing activities
Unpaid follow-on offering costs	$137	$131

See accompanying notes to unaudited condensed consolidated financial statements

Akebia Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2017

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

The Company is subject to a number of risks including possible failure of preclinical testing or clinical trials, reliance on contract manufacturing organizations, the need to obtain marketing approval for its product candidates, the development of new technological innovations by competitors, the need to successfully commercialize and gain market acceptance of any of the Company’s products that are approved and uncertainty around intellectual property matters. If the Company does not successfully commercialize any of its products, it will be unable to generate product revenue or achieve profitability.

The Company believes that its existing cash resources of approximately $321.2 million at June 30, 2017, together with the net proceeds from the follow-on public offering in July 2017 of approximately $62.6 million and committed funding from its collaboration partners, will be sufficient to allow the Company to fund its current operating plan into the second quarter of 2019, and as a result, through at least twelve months from the filing of the Company’s 2017 second quarter Form 10-Q. There can be no assurance, however, that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all. We will require additional capital for the further development of our existing product candidates and will need to raise additional funds sooner to pursue development activities related to additional product candidates. If and until we can generate a sufficient amount of revenue from our products, we expect to finance future cash needs through public or private equity, debt offerings, or strategic transactions.

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

In the quarter ended June 30, 2017, we identified and corrected an immaterial error in the amount of research and development expenses related to our global Phase 3 study of vadadustat.  This adjustment also affected the amount of revenue recognized pursuant to our license and collaboration agreements with Otsuka.  The adjustments impact our results of operations in each quarter of 2016 and the first quarter of 2017.  We concluded the effect of these adjustments was not material to our consolidated financial statements for any prior period.

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

In May 2014, the FASB, issued a new revenue recognition standard which amends revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The new standard provides a five-step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In August 2015, the FASB deferred the effective date of the new revenue standard from January 1, 2017 to January 1, 2018. Early adoption is permitted any time after the original effective date, which for us is January 1, 2017. The Company intends to adopt the new standard on January 1, 2018. The standard allows for adoption using a full retrospective method or a modified retrospective method. The Company’s historical revenue has been derived from its collaboration agreements with Mitsubishi Tanabe Pharma Corporation, or MTPC and Otsuka Pharmaceutical Co. Ltd., or Otsuka. These arrangements contain multiple-elements and have been accounted for pursuant to ASC Topic 605‑25, Revenue Recognition Multiple‑Element Arrangements (ASC 605‑25). As of June 30, 2017, the Company has not commenced revenue recognition under the MTPC arrangement as the Company is not yet able to determine all of its deliverables and the total amount of arrangement consideration. The new revenue standard provides guidance in assessing what comprises the distinct service being provided to a customer that may have implications to our performance obligations and unit of account identified in our three existing collaborations which could be defined differently under the new guidance. As a result, there could be changes to the timing of revenue recognition upon adoption of the new standard. The Company is currently assessing the impact of the new revenue recognition standard on its collaboration agreements with MTPC and Otsuka and evaluating which method it will adopt.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available-for-sale securities with original maturities of three months or less at the time of purchase. At June 30, 2017, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available-for-sale which are included in current assets as they are intended to fund current operations. The Company carries available-for-sale securities at fair value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business.  Based on these considerations, the Company did not identify any other-than-temporary unrealized losses at June 30, 2017. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income” within the consolidated statements of operations and comprehensive loss. The Company also includes in net investment income, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method, and includes interest and dividends on securities in interest income.

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

Revenue recognition from our MTPC collaboration will commence when all criteria as required under ASC 605 have been satisfied.  Therefore, collaboration revenue in the current period is generated exclusively from our collaborations agreements with Otsuka. The terms of these arrangements contain multiple deliverables, which include at inception: (i) license, (ii) development services, (iii) rights to future intellectual property and (iv) joint committee services. Non-refundable payments to the Company under these arrangements include: (i) up-front fee, (ii) payments for development services and (iii) payments based on the achievement of certain milestones. Also, under the Otsuka U.S. Agreement, the Company and Otsuka share costs incurred with respect to jointly conducted medical affairs and commercialization and non-promotional activities under the collaboration. Additionally, the Company may receive its share of net sales and bear its share of shared costs from the sale of products containing or comprising vadadustat in the United States through its U.S. collaboration with Otsuka.  The Company will recognize revenue related to amounts allocated to the License Unit of Accounting on a proportional performance basis as the underlying services are performed.

The Company evaluates multiple‑element arrangements based on the guidance in ASC 605‑25. Pursuant to the guidance in ASC 605‑25, the Company evaluates multiple‑element arrangements to determine (i) the deliverables included in the arrangement and (ii) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires the Company to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. In assessing whether an item has standalone value, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining deliverable(s), whether the value of the deliverable is dependent on the undelivered item and whether there are other vendors that can provide the undelivered item(s). The Company’s collaboration arrangements do not contain a general right of return relative to delivered item(s).

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

Collaborative Arrangements

The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808).  Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements.  The Company considers the guidance in ASC Topic 605-45, Revenue Recognition—Principal Agent Considerations (ASC 605-45) in determining the appropriate treatment for the transactions between the Company and its collaborative partner and the transactions between the Company and third parties.  Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants.  The Company recognizes its allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the U.S. collaboration with Otsuka as a component of the related expense in the period incurred.  To the extent revenue is generated from the collaboration, the Company will recognize its share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 605-45.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of June 30, 2017 and 2016, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

The following is the summary of property and equipment and related accumulated depreciation as of June 30, 2017 and December 31, 2016.

	Useful Life	June 30, 2017	December 31, 2016
		(in thousands)
Computer equipment and software	3	$495	$476
Furniture and fixtures	5	800	729
Equipment	7	72	50
Leasehold improvements	Shorter of the useful life or remaining lease term (10 years)	2,226	1,763
Office equipment under capital lease	3	36	36
		3,629	3,054
Less accumulated depreciation		(695)	(442)
Net property and equipment		$2,934	$2,612

Depreciation expense, including expense associated with assets under capital leases, was approximately $0.1 million and $46,000 for the three months ended June 30, 2017 and 2016, respectively and approximately $0.3 and $0.1 million for the six months ended June 30, 2017 and 2016, respectively.

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

In consideration for the exclusive license and other rights contained in the MTPC Agreement, MTPC will make payments totaling up to $350.0 million to fund the vadadustat global Phase 3 program, including up to $100.0 million in upfront and development payments, of which $40.0 million was received in January 2016. To the extent Japanese patients are included in the Phase 3 program, MTPC will fund up the balance of $60.0 million of development costs (Global Scenario).

If Japanese patients are not included in the Phase 3 program (Local Scenario), MTPC would be responsible for the costs of local development in Japan and would make no additional funding payments for the Phase 3 program.  In addition, $20.0 million of the $40.0 million received in 2016 would be used to fund local development of vadadustat in Japan.  The Company is currently conducting Phase 2 studies in Japan and will, if under the Local Scenario, apply the $20.0 million against the Phase 2 costs already incurred, and MTPC will reimburse the Company for costs in excess of $20.0 million to complete the studies.

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

As of June 30, 2017, the Company cannot determine all of its deliverables or the total amount of consideration to be received for which revenue will be recognized until it knows whether vadadustat will be developed for the Japan market under a Global Scenario or under a Local Scenario. Given the uncertainty around both deliverables and the total consideration to be received, in accordance with the provisions of ASC 605-25, as of June 30, 2017, we concluded that we lack sufficient persuasive evidence of an arrangement until these uncertainties are resolved (that is, there is uncertainty regarding our rights and obligations under the arrangement). Under a Global Scenario, our deliverable will be a Services Deliverable as we will be required to include Japanese subjects in our ongoing global Phase 3 study. Under a Local Scenario, our deliverable will be a Supply Deliverable as we will not include Japanese subjects in our ongoing Phase 3 program, but will instead provide clinical supply of vadadustat to MTPC in order for MTPC to conduct a local study. The final determination will be made by the Company and MTPC in consultation with the PMDA following the results of our Phase 2 studies being conducted in Japan. Revenue recognition for the MTPC Agreement will commence when all criteria as required under ASC 605 have been satisfied, which the Company expects will be in the second half of 2017. Therefore, the $40.0 million payment received in January 2016 is recorded as deferred revenue in the accompanying consolidated balance sheets.

Otsuka Pharmaceutical Co. Ltd. U.S. Collaboration and License Agreement

Summary of Agreement

On December 18, 2016, the Company entered into a collaboration and license agreement with Otsuka, or the Otsuka U.S. Agreement. The collaboration is focused on the development and commercialization of vadadustat in the United States. Under the terms of the Otsuka U.S. Agreement, the Company will continue to lead the development of vadadustat, including the ongoing Phase 3 development program. The Company and Otsuka will co-commercialize vadadustat in the United States, subject to the approval of vadadustat by the FDA.

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

Pursuant to the terms of the Otsuka U.S. Agreement, the Company is responsible for performing all activities related to the development of vadadustat as outlined in the current global development plan. The current global development plan encompasses all activities with respect to the ongoing PRO2TECT and INNO2VATE clinical programs that are necessary through the filing for regulatory approval, as well as other studies. Under the Otsuka U.S. Agreement, the Company controls and retains final decision making authority with respect to the development of vadadustat. The Company’s obligations related to the conduct of the current global development plan include the associated manufacturing and supply services for vadadustat.

Under the Otsuka U.S. Agreement, the parties jointly conduct, and have equal responsibility for, all medical affairs, commercialization and non-promotional activities pursuant to underlying plans as agreed to by the parties. If approved by the FDA, the Company will provide vadadustat to Otsuka for commercialization pursuant to a separate supply agreement to be negotiated.

The activities under the Otsuka U.S. Agreement are governed by a joint steering committee, or JSC, formed by an equal number of representatives from the Company and Otsuka. The JSC coordinates and monitors the parties’ activities under the collaboration. Among other responsibilities, the JSC manages the overall strategic alignment between the parties, oversees the current global development plan and reviews the other detailed plans setting forth the parties’ activities under the arrangement, including the medical affairs plan and commercialization and non-promotional activities plan. Additionally, the parties established a joint development committee, or JDC, which is comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JDC will share information related to, and review and discuss activities and progress under, the current global development plan and any other development that may be conducted pursuant to the collaboration. In support of the potential commercialization of vadadustat, the parties will establish a joint commercialization committee, or JCC, which will be comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JCC will manage the activities and progress under the commercialization and non-promotional activities plan and all other sales and marketing activities. The Company has retained the final decision making authority with respect to all development matters, pricing strategy and certain other key commercialization matters.

Under the terms of the Otsuka U.S. Agreement, the Company received a $125.0 million up-front, non-refundable, non-creditable cash payment in December 2016. In March 2017, the Company received a payment of approximately $33.8 million which represents reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan through December 31, 2016. Going forward, Otsuka will contribute a percentage of the remaining costs to be incurred under the current global development plan subsequent to December 31, 2016, commencing upon the date on which the Company has incurred a specified amount of incremental costs. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to December 31, 2016 will total $153.6 million or more. The costs associated with the performance of any development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism to be determined by the parties. Costs incurred with respect to medical affairs and commercialization and non-promotional activities will generally be shared equally by the parties. Either party’s share of the medical affairs and/or commercialization activities may be increased at such party’s request upon mutual agreement of the parties. In addition, if the costs incurred in completing the activities under the current global development plan exceed a certain threshold, then the Company may elect to require Otsuka to fund a higher percentage of the current global development costs. In such event, the excess of the payments made under such election and Otsuka’s allocated share of the current global development costs is fully creditable against future payments due to the Company under the arrangement.

In addition, Otsuka would be required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, the Company is eligible to receive up to $125.0 million in development milestone payments and up to $65.0 million in regulatory milestone payments for the first product to achieve the associated event. Moreover, the Company is eligible for up to $575.0 million in commercial milestone payments associated with aggregate sales of all products. Due to the uncertainty of pharmaceutical development and the high historical failure rates associated therewith, no milestone payments may ever be received from Otsuka.

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

Under the Otsuka U.S. Agreement, Otsuka originally had a limited period of time in which it can exercise an option to convert the arrangement from a profit share to a right to receive a mid-single digit royalty on future net sales of commercialized products (the Royalty Conversion Option). On August 4, 2017, Otsuka agreed to waive its right to exercise the Royalty Conversion Option, consequently, Otsuka has no further right to elect to exercise this option.

Unless earlier terminated, the Agreement will expire on a country-by-country and product-by-product basis on the date that one or more generic versions of vadadustat first achieves 90% market penetration. Either party may terminate the Otsuka U.S. Agreement in its entirety upon an uncured breach or insolvency on the part of the other party. Otsuka may terminate the Otsuka U.S. Agreement in its entirety upon 12 months’ prior written notice at any time after the release of the first topline data from the global Phase 3 development program. In the event of termination of the Otsuka U.S. Agreement, all rights and licensees granted to Otsuka under the Otsuka U.S. Agreement will automatically terminate and the licenses granted to the Company will become freely sublicensable.  In addition, the upfront payment, all development costs and milestone payments received by the Company prior to such termination will not be refunded to Otsuka.

Revenue Recognition

The Company evaluated the elements of the Otsuka US Agreement in accordance with the provisions of ASC 605-25. The Company’s arrangement with Otsuka contains the following deliverables:  (i) license under certain of the Company’s intellectual property to develop, perform medical affairs activities with respect to and conduct non-promotional and commercialization activities related to vadadustat and products containing or comprising vadadustat (the License Deliverable), (ii) development services to be performed pursuant to the current global development plan (the Development Services Deliverable), (iii) rights to future intellectual property (the Future IP Deliverable), and (iv) joint committee services (the Committee Deliverable).

The Company has identified three units of accounting in connection with its obligations under the Otsuka U.S. Agreement. Factors considered in making the assessment of standalone value included, among other things, the capabilities of the collaboration partner, whether any other vendor sells the item separately, whether the value of the deliverable is dependent on the other elements in the arrangement, whether there are other vendors that can provide the items and if the customer could use the item for its intended purpose without the other deliverables in the arrangement. Additionally, the Otsuka U.S. Agreement does not include a general right of return. The three units of accounting identified in connection with the Company’s obligations under the Otsuka U.S. Agreement are as follows:

(i)	License and Development Services Combined (License Unit of Accounting)

The License Deliverable does not qualify for separation from the Development Services Deliverable, due to the contractual limitations inherent in the license conveyed.  More specifically, Otsuka does not have the contractual right to manufacture vadadustat and products containing or comprising vadadustat. However, the manufacturing and supply services that are conducted as part of the services to be performed pursuant to the current global development plan are necessary for Otsuka to fully exploit the associated license for its intended purpose. The value of the rights provided through the license conveyed will be realized when the underlying products covered by the intellectual property progress through the development cycle, receive regulatory approval and are commercialized. Products containing or comprising vadadustat cannot be commercialized until the development services under the current global development plan are completed. Accordingly, Otsuka must obtain the manufacturing and supply of the associated products that is included within the development services to be performed pursuant to the current global development plan from the Company in order to derive benefit from the license which significantly limits the ability for Otsuka to utilize the License Deliverable for its intended purpose on a standalone basis.

(ii)	Rights to Future Intellectual Property

The License Deliverable and the Development Services Deliverable qualify for separation from the Future IP Deliverable because Otsuka can obtain the value of the license using the clinical trial materials implicit in the development services without the receipt of any other intellectual property that may be discovered or developed in the future. The Future IP Deliverable qualifies for separation from the Committee Deliverable because the joint committee services have no bearing on the value to be derived from the rights to potential future intellectual property.

(iii)	Joint Committee Services

The License Deliverable and Development Services Deliverable qualify for separation from the Committee Deliverable because Otsuka can obtain the value of the license using the clinical trial materials implicit in the development services without the joint committee services. The Committee Deliverable has standalone value from the rights to Future IP Deliverable because the joint committee services have no bearing on the value to be derived from the rights to potential future intellectual property.

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

Allocable arrangement consideration at inception is comprised of:  (i) the up-front payment of $125.0 million, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016 of $33.8 million and (iii) an estimate of the cost share payments to be received with respect to amounts incurred by the Company subsequent to December 31, 2016 of $153.6 million. No amounts were allocated to the Rights to Future Intellectual Property Unit of Accounting because the associated BESP was determined to be immaterial. Due to the similar performance period and recognition pattern between the License Unit of Accounting and the Joint Committee Services Unit of Accounting, the arrangement consideration totaling $312.4 million has been allocated to the License Unit of Accounting and the Joint Committee Services Unit of Accounting on a combined basis.  Accordingly, the Company will recognize revenue related to the allocable arrangement consideration on a proportional performance basis as the underlying development services are performed pursuant to the current global development plan which is commensurate with the period and consistent with the pattern over which the Company’s obligations are satisfied for both the License Unit of Accounting and the Joint Committee Services Unit of Accounting.  Effectively, the Company has treated the arrangement as if the License Unit of Accounting and the Joint Committee Services Unit of Accounting are a single unit of accounting.

The Company has evaluated all of the development, regulatory and commercial milestones that may be received in connection with the Otsuka U.S. Agreement. In evaluating if a milestone  is substantive, the Company assesses whether: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) the consideration relates solely to past performance, and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. All development and regulatory milestones are considered substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone as well as the level of effort and investment required. Accordingly, such amounts will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. All commercial milestones will be recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

During the three and six months ended June 30, 2017, the Company recognized revenue totaling approximately $16.6 million and $37.5 million, respectively, with respect to the Otsuka U.S. Agreement. The revenue is classified as collaboration revenue in the accompanying consolidated statement of operations. As of June 30, 2017, there is approximately $119.8 million of deferred revenue related to the Otsuka U.S. Agreement of which $112.3 million is classified as current and $7.5 million is classified as long-term in the accompanying consolidated balance sheet based on the performance period of the underlying obligations. During the three months ended June 30, 2017, the Company did not incur any costs related to the cost-sharing provisions of the Otsuka U.S. Agreement.

The Company determined that the medical affairs and commercialization and non-promotional activities elements of the Otsuka U.S. Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the commercial success of the activities. Accordingly, the Company is accounting for the joint medical affairs and commercialization and non-promotional activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the medical affairs and commercialization and non-promotional activities were not deemed to be deliverables under ASC No. 605-25, Revenue Recognition–Multiple-Element Arrangements (ASC 605-25). As a result, the activities conducted pursuant to the medical affairs and commercialization and non-promotional activities plans will be accounted for as a component of the related expense in the period incurred.

Otsuka Pharmaceutical Co. Ltd. EU Collaboration and License Agreement

Summary of Agreement

On April 25, 2017, the Company entered into a collaboration and license agreement with Otsuka, the Otsuka EU Agreement. The collaboration is focused on the development and commercialization of vadadustat in Europe, Russia, China, Canada, Australia, the

Middle East and certain other territories, collectively, the Territory. Under the terms of the Otsuka EU Agreement, the Company will continue to lead the development of vadadustat, including the ongoing global Phase 3 development program.  Otsuka has the sole responsibility, at its own cost, for the commercialization of vadadustat in the Territory, subject to the approval by the relevant regulatory authorities.

Under the terms of the Otsuka EU Agreement, the Company granted to Otsuka an exclusive, sublicensable license under certain intellectual property controlled by the Company to develop and commercialize vadadustat and products containing or comprising vadadustat in the Territory.

Pursuant to the terms of the Otsuka EU Agreement, the Company is responsible for performing all activities related to the development of vadadustat as outlined in the current global development plan; however, the parties may agree to allocate certain responsibilities to Otsuka.  The current global development plan encompasses all activities with respect to the ongoing PRO2TECT and INNO2VATE program, as well as other studies, through the filing for regulatory approval. The current global development plan also includes other derivative and ancillary studies.  Under the Otsuka EU Agreement, the Company controls and retains final decision-making authority with respect to the development of vadadustat other than with respect to certain development matters specific to the Territory. Per the terms of the Otsuka EU Agreement, Otsuka is generally responsible for the conduct of any development activities that may be required for regulatory approval in the Territory or otherwise performed with respect to the Territory that are incremental to those included in the current global development plan.  The Company’s obligations related to the conduct of the current global development plan include the associated manufacturing and supply services for vadadustat.

Under the Otsuka EU Agreement, Otsuka is to be solely responsible for the conduct of all medical affairs and commercialization activities in the Territory pursuant to underlying plans as reviewed and discussed by the parties. If approved by the relevant jurisdictional regulatory health authorities in the Territory, the Company will provide vadadustat to Otsuka for commercialization pursuant to a separate supply agreement to be negotiated.

The activities under the Otsuka EU Agreement are governed by a JSC formed by up to a specified number of representatives from the Company and Otsuka.  The JSC coordinates and monitors the parties’ activities under the collaboration.  Among other responsibilities, the JSC manages the overall strategic alignment between the parties, oversees the current global development plan and reviews the other detailed plans setting forth any other development activities that may be conducted under the arrangement.  Additionally, the parties established a JDC which is be comprised of up to a specified number of representatives from the Company and Otsuka.  Among other responsibilities, the JDC shares information related to, and reviews and discusses activities and progress under, the current global development plan and any other development that may be conducted pursuant to the collaboration.  The Company and Otsuka also established a joint manufacturing committee, or JMC, which is comprised of up to a specified number of representatives from each of the parties.  Among other responsibilities, the JMC oversees the manufacturing plan and related manufacturing activities.  In support of the potential commercialization of vadadustat, the parties established a JCC which is comprised of up to a specified number of representatives from the Company and Otsuka.  Among other responsibilities, the JCC reviews and discusses the activities and progress under the commercialization plan and all other sales and marketing activities.  The Company has retained the final decision making authority with respect to all development matters, other than decisions related to certain development matters specific to the Territory.  Otsuka has retained the final decision making authority with respect to all commercialization matters, other than decisions related to certain marketing matters.

Under the terms of the Otsuka EU Agreement, the Company received a $73.0 million up-front, non-refundable, non-creditable cash payment.  The Company also received a payment of approximately $0.2 million which represents reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan in excess of a specified threshold during the quarter-ended March 31, 2017.  Additionally, Otsuka will contribute a percentage of the remaining costs to be incurred under the current global development plan subsequent to March 31, 2017.  The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to March 31, 2017 will total roughly $163.6 million.  The costs associated with the performance of any mutually agreed upon development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism to be determined by the parties.  Otsuka may elect to conduct additional studies of vadadustat in the EU, subject to the Company’s right to delay such studies based on its objectives outside the Territory.  Otsuka will pay a percentage of the costs of any such studies, and the Company will pay its portion of the costs in the form of a credit against future amounts due to the Company under the Otsuka EU Agreement. The costs incurred related to any other development activities, which are pursued solely for obtaining or maintaining regulatory approval in the Territory or otherwise performed solely with respect to the Territory that are incremental to the development activities included in the current global development plan will be borne in their entirety by Otsuka. Otsuka will pay costs incurred with respect to medical affairs and commercialization activities in the Territory.

In addition, Otsuka would be required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events.  More specifically, the Company is eligible to receive up to $80.0 million in development milestone payments and up to $52.0 million in regulatory milestone payments for the first product to achieve the associated event.  Moreover, the Company is eligible for up to $525.0 million in commercial milestone payments associated with aggregate sales of all products. Additionally, to the extent vadadustat is commercialized, the Company would be entitled to receive tiered royalty payments ranging from the low double digits to the low thirties based on a percentage of net sales.  Royalties are due on a country-by-country basis from the date of the first commercial sale of a licensed product in a country until the latest to occur of:  (i) the expiration date in such country of the last to expire valid claim within the intellectual property covering the licensed product, (ii) the date of expiration of data or regulatory exclusivity in such country or (iii) the tenth anniversary of the first commercial sale of such licensed product in such country.  Due to the uncertainty of pharmaceutical development and the high historical failure rates associated therewith, no milestone or royalty payments may ever be received from Otsuka.  There are no cancellation, termination or refund provisions in the Otsuka EU Agreement that contain material financial consequences to the Company.

Unless earlier terminated, the Otsuka EU Agreement will expire upon the expiration of the royalty term in the last country in the Territory.  Either party may terminate the Otsuka EU Agreement in its entirety upon an uncured material breach or insolvency on the part of the other party. Otsuka may terminate the Otsuka EU Agreement in its entirety or for a specific sub-division of the Territory upon 12 months’ prior written notice at any time after the release of the first topline data from either the PRO2TECT Phase 3 development program or the INNO2VATE Phase 3 development program, whichever comes first. In the event of termination of the Otsuka EU Agreement, all rights and licensees granted to Otsuka under the Otsuka U.S. Agreement will automatically terminate and the licenses granted to the Company will become freely sublicensable, but potentially subject to a future royalty.  In addition, the upfront payment, all development costs and milestone payments received by the Company prior to such termination will not be eligible for refund to Otsuka.

Revenue Recognition

The Company has accounted for the Otsuka EU Agreement separately from the collaboration arrangement with Otsuka with respect to the U.S. due to the lack of interrelationship and interdependence of the elements and payment terms within each of the contracts as it relates to the respective territories.  Accordingly, the Company has applied the guidance in ASC No. 605-25, Revenue Recognition–Multiple-Element Arrangements (ASC 605-25) solely in reference to the terms and conditions of the Otsuka EU Agreement, while the collaboration arrangement with Otsuka related to the U.S. has continued to be accounted for as a discrete agreement in its own right.  The Company evaluated the Otsuka EU Agreement in accordance with the provisions of ASC 605-25.  The Company’s arrangement with Otsuka related to the Territory contains the following deliverables:  (i) license under certain of the Company’s intellectual property to develop and commercialize (including the associated packaging) vadadustat and products containing or comprising vadadustat (the License Deliverable), (ii) development services to be performed pursuant to the current global development plan (the Development Services Deliverable), (iii) rights to future intellectual property (the Future IP Deliverable) and (iv) joint committee services (the Committee Deliverable).

The Company has identified three units of accounting in connection with its obligation under the Otsuka EU Agreement. Factors considered in making this assessment included, among other things, the capabilities of the collaboration partner, whether any other vendor sells the item separately, whether the value of the deliverable is dependent on the other elements in the arrangement, whether there are other vendors that can provide the items and if the customer could use the item for its intended purpose without the other deliverables in the arrangement.  Additionally, the Otsuka EU Agreement does not include a general right of return. The three units of accounting identified in connection with the Company’s obligations under the Otsuka EU Agreement are as follows:

(i)	License and Development Services Combined (License Unit of Accounting)

The License Deliverable does not qualify for separation from the Development Services Deliverable due to the contractual limitations inherent in the license conveyed.  More specifically, Otsuka does not have the contractual right to manufacture vadadustat and products containing or comprising vadadustat.  However, the manufacturing and supply services that are conducted as part of the services to be performed pursuant to the current global development plan are necessary for Otsuka to fully exploit the associated license for its intended purpose.  The value of the rights provided through the license conveyed will be realized when the underlying products covered by the intellectual property progress through the development cycle, receive regulatory approval and are commercialized. Products containing or comprising vadadustat cannot be commercialized until the development services under the current global development plan are completed.  Accordingly, Otsuka must obtain the manufacturing and supply of the associated products that is included within the development services to be performed pursuant to the current global development plan from the Company in order to derive benefit from the license which significantly limits the ability for Otsuka to utilize the License Deliverable for its intended purpose on a standalone basis.  Therefore, the License Deliverable does not have standalone value from the Development Services Deliverable. As a result, the License Deliverable and the Development Services Deliverable have been combined as a single unit of accounting (the License Unit of Accounting).

(ii)	Rights to Future Intellectual Property

The License Deliverable and the Development Services Deliverable qualify for separation from the Future IP Deliverable because Otsuka can obtain the value of the license using the clinical trial materials implicit in the development services without the receipt of any other intellectual property that may be discovered or developed in the future. The Future IP

Deliverable qualifies for separation from the Committee Deliverable because the Committee Services Deliverable has no bearing on the value to be derived from the rights to potential future intellectual property.

(iii)	Joint Committee Services

The License Deliverable and the Development Services deliverable qualify for separation from the Committee Deliverable because Otsuka can obtain the value of the license using the clinical trial materials implicit in the development service without the joint committee services. The Committee Deliverable qualifies for separation from the Future IP Deliverable because the Committee Deliverable has no bearing on the value to be derived from the rights to potential future intellectual property.

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

Allocable arrangement consideration at inception is comprised of:  (i) the up-front payment of $73.0 million, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017 of $0.2 million and (iii) an estimate of the cost share payments to be received with respect to amounts incurred by the Company subsequent to March 31, 2017 of $163.6 million. No amounts were allocated to the Rights to Future Intellectual Property Unit of Accounting because the associated BESP was determined to be immaterial.  Due to the similar performance period and recognition pattern between the License Unit of Accounting and the Joint Committee Services Unit of Accounting, the arrangement consideration totaling $236.7 million has been allocated to the License Unit of Accounting and the Joint Committee Services Unit of Accounting on a combined basis.  Accordingly, the Company will recognize revenue related to the allocable arrangement consideration on a proportional performance basis as the underlying development services are performed pursuant to the current global development plan which is commensurate with the period and consistent with the pattern over which the Company’s obligations are satisfied for both the License Unit of Accounting and the Joint Committee Services Unit of Accounting.  Effectively, the Company has treated the arrangement as if the License Unit of Accounting and the Joint Committee Services Unit of Accounting are a single unit of accounting.

The Company has evaluated all of the development, regulatory and commercial milestones that may be received in connection with the Otsuka EU Agreement. In evaluating if a milestone is substantive, the Company assesses whether: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) the consideration relates solely to past performance, and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. All development and regulatory milestones are considered substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone as well as the level of effort and investment required. Accordingly, such amounts will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met.  All commercial milestones will be accounted for in the same manner as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.  The Company will recognize royalty revenue in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.

During the three and six months ended June 30, 2017, the Company recognized revenue totaling approximately $11.9 million with respect to the Otsuka EU Agreement.  The revenue is classified as collaboration revenue in the accompanying consolidated statement of operations.  As of June 30, 2017, there is approximately $73.4 million of deferred revenue related to the Otsuka EU Agreement of which $30.1 million is classified as current and $43.3 million is classified as long-term in the accompanying consolidated balance sheet based on the performance period of the underlying obligations.

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

Vifor (International) Ltd. License Agreement

Summary of Agreement

In May 2017, the Company entered into a License Agreement with Vifor (International) Ltd., or Vifor, the Vifor Agreement, pursuant to which the Company will grant Vifor an exclusive license to sell vadadustat solely to Fresenius Kidney Care Group LLC, or FKC, an affiliate of Fresenius Medical Care North America, in the United States (the “Territory”).

The parties’ rights under the Vifor Agreement are conditioned upon the approval of vadadustat for DD-CKD patients by the FDA, inclusion of vadadustat in a bundled reimbursement model, and payment by Vifor of a $20.0 million milestone upon the occurrence of these two events. The Vifor Agreement is structured as a profit share arrangement between the Company and Vifor in which the Company will receive a majority of the profit from Vifor’s sales of vadadustat to FKC in the Territory. The Company will share the milestone payment and the revenue from the profit share with Otsuka pursuant to the Otsuka U.S Agreement. The Company retains all rights to commercialize vadadustat for use in the NDD-CKD market and in other dialysis organizations in the Territory, which will be done in collaboration with Otsuka following FDA approval.

Prior to FDA approval of vadadustat, the Company and Vifor will enter into a commercial supply agreement for vadadustat pursuant to which the Company will supply all of Vifor’s requirements for vadadustat in the Territory. In addition, Vifor will enter into a supply agreement with FKC that will govern the terms pursuant to which Vifor will supply vadadustat to FKC for use in patients at its dialysis centers. During the term of the Vifor Agreement, Vifor will not sell to FKC or its affiliates any HIF product that competes with vadadustat in the Territory.

Unless earlier terminated, the Vifor Agreement will expire upon the later of the expiration of all patents that claim or cover vadadustat, or expiration of data or regulatory exclusivity for vadadustat in the Territory. Vifor may terminate the Vifor Agreement in its entirety upon 12 months’ prior written notice after the release of the first topline data in the vadadustat global Phase 3 program for dialysis-dependent CKD patients. Either party may terminate the Vifor Agreement in the event of the other party’s uncured material breach. The Company may also terminate the Vifor Agreement upon the occurrence of other events, such as for specific violations of the Vifor Agreement or if there are changes in Vifor’s relationship with FKC.

Investment Agreement

In connection with the Vifor Agreement, in May 2017, the Company and Vifor entered into an investment agreement, the Investment Agreement, pursuant to which the Company sold an aggregate of 3,571,429 shares of common stock, the Shares, par value $0.00001 per share, to Vifor at a price per share of $14.00 for a total of $50.0 million dollars.  The amount representing the premium over the closing stock price of $12.69 on the date of the transaction, totaling $4.7 million, was determined by the Company to represent consideration related to the Vifor Agreement.  As the parties’ rights under the Vifor Agreement are conditioned upon (a) the approval of vadadustat for DD-CKD patients by the FDA; (b) inclusion of vadadustat in a bundled reimbursement model; and (c) payment by Vifor of a $20.0 million milestone upon the occurrence of these two events, in accordance with ASC 605, the Company cannot currently determine the extent of its responsibility to supply all of Vifor’s requirements for vadadustat in the Territory.  Accordingly, the $4.7 million is recorded as deferred revenue in the accompanying consolidated balance sheets.  Upon the satisfaction of the aforementioned conditions, revenue will be recognized as the Company supplies vadadustat to Vifor using a proportional performance method.

Vifor has agreed to a lock-up restriction such that it agrees not to sell its shares for a period of time following the effective date of the Investment Agreement as well as a customary standstill agreement. In addition, the Investment Agreement contains voting agreements made by Vifor with respect to the Shares. The Shares have not been registered pursuant to Securities Act of 1933, the “Act”, and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506 promulgated thereunder.

4. Available for sale securities

Available for sale securities at June 30, 2017 and December 31, 2016 consist of the following:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
June 30, 2017
Cash and cash equivalents	$125,390	$—	$—	$125,390
Available for sale securities:
Certificates of deposit	$14,855	—	—	$14,855
U.S. Government debt securities	128,413	—	(187)	128,226
Corporate debt securities	52,810		(66)	52,744
Total available for sale securities	$196,078	$—	$(253)	$195,825
Total cash, cash equivalents, and available for sale securities	$321,468	$—	$(253)	$321,215

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2016
Cash and cash equivalents	$187,335	$—	$—	$187,335
Available for sale securities:
Certificates of deposit	$12,698	—	—	$12,698
U.S. Government debt securities	50,952	—	(32)	50,920
Corporate debt securities	9,398	—	(8)	9,390
Total available for sale securities	$73,048	$—	$(40)	$73,008
Total cash, cash equivalents, and available for sale securities	$260,383	$—	$(40)	$260,343

The estimated fair value of the Company’s available for sale securities balance at June 30, 2017, by contractual maturity, is as follows:

Due in one year or less	$191,182
Due after one year	4,643
Total available for sale securities	$195,825

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

Assets measured or disclosed at fair value on a recurring basis as of June30, 2017 and December 31, 2016 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2017
Assets:
Cash and cash equivalents	$125,390	$—	$—	$125,390
Certificates of deposit	—	14,855	—	14,855
U.S. Government debt securities	—	128,226	—	128,226
Corporate debt securities	—	52,744	—	52,744
	$125,390	$195,825	$—	$321,215

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2016
Assets:
Cash and cash equivalents	$187,335	$—	$—	$187,335
Certificates of deposit	—	12,698	—	12,698
U.S. Government debt securities	—	50,920	—	50,920
Corporate debt securities	—	9,390	—	9,390
	$187,335	$73,008	$—	$260,343

The Company’s corporate debt securities are all investment grade.

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2017 and December 31, 2016.

Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would result in material changes in the fair value of investments.

6. Accrued Expenses

Accrued expenses are as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Accrued clinical expenses	$22,576	$23,643
Accrued bonus	1,750	2,995
Accrued professional fees	761	539
Accrued vacation	681	513
Accrued payroll	646	596
Accrued other	2,437	1,975
Total accrued expenses	$28,851	$30,261

7. Warrant

In connection with the Janssen Agreement, in February 2017 the Company issued a warrant to purchase 509,611 shares of the Company’s common stock at an exercise price of $9.81 per share.  The warrant is fully vested upon issuance and exercisable in whole or in part, at any time prior to the fifth anniversary of the date of issuance. The warrant satisfied the equity classification criteria of ASC 815, and is therefore classified as an equity instrument.  The fair value at issuance of $3.4 million was calculated using the Black Scholes option pricing model and was charged to research and development expense as it represented consideration for a license for which the underlying intellectual property was deemed to have no alternative future use. As of June 30, 2017, the warrant remains outstanding and expires on February 9, 2022.

8. Stockholders’ Equity

Authorized and Outstanding Capital Stock

As of June 30, 2017, the authorized capital stock of the Company included 175,000,000 shares of common stock, par value $0.00001 per share, of which 42,490,957 and 38,615,709 shares are issued and outstanding at June 30, 2017 and December 31, 2016, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which 0 shares are issued and outstanding at June 30, 2017 and December 31, 2016.

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

The 2014 Plan allows for the granting of stock options, stock appreciation rights (SARs), restricted stock, unrestricted stock, restricted stock units (RSUs), performance awards and other awards convertible into or otherwise based on shares of our common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1st of each calendar year, by an amount equal to three percent (3%) of the number of shares of stock outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31st (the “2014 Plan Evergreen Provision”). The Company’s Board of Directors may act prior to January 1st of any year to provide that there will be no automatic increase in the number of shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). During the first six months of 2017, the Company granted 1,043,900 stock options to employees, of which 324,500 were granted under the Inducement Award program, 439,900 RSUs to employees and 87,500 stock options to directors under the 2014 Plan.

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

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	June 30, 2017	December 31, 2016
Common stock options and RSU's outstanding	4,856,871	3,579,694
Shares available for issuance under the 2014 Plan (1)	739,579	885,328
Warrant to purchase common stock	509,611	—
Shares available for issuance under the ESPP (2)	677,762	803,105
Total	6,783,823	5,268,127

(1)	On January 1, 2017 and January 1, 2016, the shares reserved for future grants under the 2014 Plan increased by 1,265,863 and 986,800 shares, respectively pursuant to the 2014 Plan Evergreen Provision.
(2)	On February 28, 2016, the shares reserved for future issuance under the ESPP increased by 273,404 shares pursuant to the ESPP Evergreen Provision.

Stock-Based Compensation

Stock Options

On February 21, 2017, as part of the Company’s annual grant of equity, the Company issued 719,400 stock options to employees. In addition, the Company issues stock options to new hires and occasionally to other employees not in connection with the annual grant process.  Options granted by the Company vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options vest in installments of (i) 25% at the one year anniversary and (ii) in either 36 or 48 equal monthly or 12 equal quarterly installments beginning in the thirteenth month after the initial vesting commencement date or grant date, subject to the individual’s continuous service with the Company. Options generally expire ten years after the date of grant. The Company recorded approximately $1.7 million and approximately $1.0 million of stock-based compensation expense related to stock options during the three months ended June 30, 2017 and 2016, respectively and approximately $3.3 million and $2.1 million during the six months ended June 30, 2017 and 2016, respectively.

Restricted Stock

On December 23, 2013, the Company issued 450,224 shares of restricted stock to employees and 79,067 shares of restricted stock to non-employees at a grant date fair value of $7.42 per share.  The aggregate grant date fair value for the shares of restricted stock issued on December 23, 2013 totaled approximately $3.9 million. The awards of restricted stock contained a performance condition wherein vesting is contingent upon the Company’s consummation of a liquidity event, as defined, prior to the fifth anniversary of the date of grant. Certain of the awards of restricted stock have a requisite service period that was complete upon grant. The remainder of the awards of restricted stock have a requisite service period of four years whereby the award vests 25% on the one year anniversary of the Vesting Commencement Date (as defined), then ratably on the first day of each calendar quarter for 12 quarters, subject to continuous service by the individual and achievement of the performance target. Due to the nature of the performance condition, the Company had concluded that the performance condition was not probable of achievement and therefore, recognition of compensation cost had been deferred until the occurrence of a liquidity event, as defined.  Compensation expense related to the restricted stock awards is being recognized over the associated requisite service period which commenced on March 25, 2014. The Company recorded approximately $49,000 and $27,000 of stock-based compensation expense related to restricted stock during the three months ended June 30, 2017 and 2016, respectively and approximately $0.1 million and $13,000 during the six months ended June 30, 2017 and 2016, respectively, as a result of mark to market adjustments related to non-employees.

Restricted Stock Units

On February 21, 2017, as part of the Company’s annual grant of equity, the Company issued 423,650 RSUs to employees.  In addition, the Company occasionally issues RSUs not in connection with the annual grant process to employees. 100% of each RSU grant vests on the third anniversary of the grant date, subject, in each case, to the individual’s continued service through the applicable vesting date. Total stock-compensation expense to be recognized over the life of the RSUs is $2.9 million and will be recognized on a straight-

line basis over the vesting period. The Company recorded approximately $0.6 million and $0.2 million of stock-based compensation expense related to the RSUs during the three months ended June 30, 2017 and 2016, respectively, and approximately $1.1 million and $0.3 million during the six months ended June 30, 2017 and 2016, respectively.

Employee Stock Purchase Plan

The first offering period under the ESPP opened on January 2, 2015.  The Company issued 19,317 shares during the first quarter of 2017.  The Company recorded approximately $42,000  and $16,000 of stock-based compensation expense related to ESPP during the three months ended June 30, 2017 and 2016, respectively and approximately $0.1 million and $47,000 during the six months ended June 30, 2017 and 2016, respectively.

Stock-Based Compensation Expense Summary

The Company has classified its stock-based compensation expense related to share-based awards as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands)		(in thousands)
Research and development	$997	$365	$5,171	$757
General and administrative	1,508	857	2,762	1,716
Total	$2,505	$1,222	$7,933	$2,473

Compensation expense by type of award:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands)		(in thousands)
Stock options	$1,747	$1,021	$3,322	$2,149
Restricted stock	57	27	65	13
Restricted stock units	659	158	1,050	264
Employee stock purchase plan	42	16	83	47
Warrant	—	—	3,413	—
Total	$2,505	$1,222	$7,933	$2,473

9. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three months ended June 30, 2017 and 2016. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

10. Commitments and Contingencies

The Company leases approximately 45,362 square feet of office and lab space in Cambridge, Massachusetts under a lease which was most recently amended in July 2016, collectively, the Lease.  Total monthly lease payments for base rent are approximately $242,000 per month which is subject to annual rent escalations. In addition to such annual rent escalations, base rent payments for a portion of said premises commenced on January 1, 2017 in the monthly amount of approximately $22,000.  Landlord contributions included in the Lease from the landlord totaled $2,169,920, including $70,526 in leasehold improvements not yet utilized.  The landlord contributions are being accounted for as a deferred lease incentive and reduction in monthly rent expense over the term of the Lease. The term of the Lease with respect to the office space expires on September 11, 2026, with one five year extension option available.  The term of the Lease for the lab space is five years, with an extension option for one additional period of two years. The total security deposit in connection with the Lease of $1,280,857 is included in other assets in the Company’s condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.

The Company recognizes rent expense and records a deferred lease obligation representing the cumulative difference between actual facility lease payments and lease expense recognized ratably over the lease period, which is included in the Company’s condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.

The Company leases office equipment under three year capital leases with payments commencing in February 2014, April 2015 and February 2016, respectively.  The capital lease amounts are included in accrued expenses and other liabilities.

At June 30, 2017, the Company’s future minimum payments required under these leases are as follows:

		Lease Payments
	Operating	to be Received	Net Operating	Capital
	Lease	from Sublease	Lease Payments	Lease	Total
	(in thousands)
2017	$1,773	$129	$1,644	$4	$1,648
2018	3,545	257	$3,288	5	$3,293
2019	3,545	—	$3,545	—	$3,545
2020	3,545	—	$3,545	—	$3,545
2021	3,510	—	$3,510	—	$3,510
Thereafter	14,666	—	$14,666	—	$14,666
Total	$30,584	$386	$30,198	9	$30,207
Less amount representing interest				—
Present value of minimum lease payments at June 30, 2017				$9

The Company recorded approximately $0.8 million and $0.7 million in rent expense for the three months ended June 30, 2017 and 2016, respectively and approximately $1.6 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively.

Under the Company’s agreement with a subsidiary of Quintiles IMS Holdings, Inc., or Quintiles, to provide services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of June 30, 2017 were approximately $334.7 million. The estimated period of performance for the committed work with Quintiles is through the fourth quarter of 2019.  The Company contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $26.5 million and $24.9 million at June 30, 2017 and December 31, 2016, respectively. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

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

On May 13, 2015, May 20, 2015 and July 6, 2015, the Company filed oppositions to FibroGen’s European Patent Nos. 2322153, 2322155, and 1633333, or the ’153 patent, the ’155 patent, and the ’333 patent, respectively, requesting the patents be revoked in their entirety. These related patents claim, among other things, various compounds that either stabilize HIFα or inhibit a HIF hydroxylase or a HIF prolyl hydroxylase for treating or preventing various conditions, including, inter alia, iron deficiency, microcytosis associated with iron deficiency, anemia of chronic disease, anemia wherein the subject has a transferrin saturation of less than 20%, anemia refractory to treatment with exogenously administered erythropoietin, or EPO, and microcytosis in microcytic anemia. Such method of use patents do not prevent persons from using the compound for other uses, including any previously known use of the compound. In particular, these patents do not claim methods of using any of our product candidates for purposes of inhibiting hypoxia-inducible factor prolyl hydroxylases, or HIF-PHs, for the treatment of anemia secondary to CKD. While the Company does not believe these patents will prevent it from commercializing vadadustat for treatment of anemia secondary to CKD, the Company filed these oppositions to provide us and any future partners with maximum flexibility for developing vadadustat and our pipeline of HIF PH inhibitors. Oppositions to the ’155 patent and to the ’153 patent were also filed by Glaxo Group Limited, or Glaxo, and by Bayer Intellectual Property GmbH, Bayer Pharma Aktiengesellschaft, and Bayer Animal Health GmbH.  In oral proceedings held on May 29, 2017, the European Opposition Division ruled that the '155 patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. Subsequently, in related oral proceedings held on May 31, 2017 and June 1, 2017 for the '153 patent, FibroGen significantly narrowed the claims to an indication for which vadadustat is not intended to be developed.

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

11. Employee Retirement Plan

During 2008, the Company established a retirement plan (the Plan) authorized by Section 401(k) of the Internal Revenue Code. In accordance with the Plan, all employees who have attained the age of 21 are eligible to participate in the Plan as of the first Entry Date, as defined, following their date of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary and contributions in the amount of approximately $39,000 and $29,000 were made during the three months ended June 30, 2017 and 2016, respectively, and approximately $0.2 million and $0.1 million during the six months ended June 30, 2017 and 2016, respectively.

12. Net Loss per Share

The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Warrants	509,611	—	509,611	—
Outstanding stock options	4,027,408	2,753,908	4,027,408	2,753,908
Unvested restricted stock	28,512	159,640	28,512	159,640
Unvested restricted stock units	829,463	396,813	829,463	396,813
Total	5,394,994	3,310,361	5,394,994	3,310,361

13. Subsequent Event

In July 2017, the Company completed a follow-on-public offering whereby the Company sold 4,600,000 shares of common stock, including 600,000 shares of common stock pursuant to the full exercise of an over-allotment granted to the underwriters in connection with the offering, at a price of $14.50 per share.  The aggregate net proceeds received by the Company from the offering were approximately $62.6 million, net of underwriting discounts and commissions and estimated offering expenses payable by the Company.

Under the Otsuka U.S. Agreement, Otsuka originally had a limited period of time in which it can exercise an option to convert the arrangement from a profit share to a right to receive a mid-single digit royalty on future net sales of commercialized products (the Royalty Conversion Option).  On August 4, 2017, Otsuka agreed to waive its right to exercise the Royalty Conversion Option, consequently, Otsuka has no further right to elect to exercise this option.

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

Our lead product candidate, vadadustat, is a HIF-PH inhibitor in Phase 3 development for the treatment of anemia of CKD. Anemia is a serious medical condition in which blood is deficient in hemoglobin, which is critical for delivering oxygen to organs and tissue. Untreated anemia is associated with chronic fatigue, increased risk of progression of multiple diseases and death. Anemia is common in patients with CKD, cancer, heart failure, inflammatory diseases and other critical illnesses.

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

Vadadustat has the potential to set a new standard of care for the treatment of anemia in CKD. Early clinical studies of vadadustat demonstrated that diurnal variation of EPO was maintained resulting in predictable increases in hemoglobin in normal human volunteers and similar results were seen in NDD-CKD. These data led us to the design of our Phase 3 clinical program. The vadadustat Phase 3 program in NDD-CKD patients with anemia, called PRO2TECT, and in dialysis dependent (DD) CKD patients with anemia, called INNO2VATE, is designed to enroll up to 6,300 patients evaluating once daily oral dosing of vadadustat against an rESA active comparator, darbepoetin alfa. The enrollment numbers and the completion of the Phase 3 program will be driven by the rate of major adverse cardiovascular events, or MACE. In December 2015 the first patient was dosed in PRO2TECT, and the first patient was dosed in INNO2VATE in August 2016. We expect the remaining cost of the Phase 3 program to aggregate in the range of $450.0 million to $480.0 million in external CRO costs for the total program. We expect to report top-line clinical data for the PRO2TECT study in the second half of 2018 or the first half of 2019 and top-line clinical data for the INNO2VATE study in the first half of 2019.  If the results from our Phase 3 program are favorable, we currently anticipate submitting marketing applications for vadadustat for the treatment of anemia associated with CKD in the United States and Europe in the second half of 2019.

In May 2017, we initiated a Phase 2 study of vadadustat in the rESA hyporesponder population, called FO2RWARD.  Patients who do not adequately respond to rESA treatment represent approximately 10-15% of DD-CKD patients, yet hyporesponders account for 30-40% of total rESA use.  These patients have demonstrated a persistently higher risk of mortality than non-hyporesponders, and represent a high unmet need.  We believe that, given its differentiated mechanism of action, vadadustat may provide a treatment option for these patients, and we anticipate results from FO2RWARD in the second half of 2018.  We plan to initiate a Phase 3 dosing study, called TRILO2GY, in the second half of 2017 to evaluate three-times weekly dosing of vadadustat in approximately 300 DD-CKD patients receiving hemodialysis using the same active comparator, darbepoetin alfa.  This is an important dosing option for dialysis providers, and we previously investigated this dosing regimen in our Phase 2 dialysis study.

If vadadustat is approved by the United States Food and Drug Administration, or FDA, we plan to establish our own commercial organization in the United States while leveraging our collaborations with Otsuka Pharmaceutical Co. Ltd., or Otsuka, and its well-established commercial organization in the United States, Europe, China and other markets. In Japan and other countries in Asia, we plan to commercialize vadadustat through our collaboration with Mitsubishi Tanabe Pharma Corporation, or MTPC. In May 2017, we entered into an exclusive license agreement with Vifor Pharma, or Vifor, to sell vadadustat solely to Fresenius Kidney Care Group LLC Fresenius Medical Care, or FKC, dialysis clinics in the United States upon approval by the FDA and inclusion of vadadustat in a bundled reimbursement model.  During the term of the license agreement, Vifor may not sell to FKC or its affiliates any HIF product that competes with vadadustat in the United States.

In addition to vadadustat, we are developing a HIF-based portfolio of product candidates that target serious diseases of high unmet need. Our portfolio includes product candidates developed internally as well as in-licensed product candidates, such as AKB-5169. In February 2017, we signed an exclusive agreement with Janssen Pharmaceutica NV, or Janssen, a subsidiary of Johnson & Johnson, for access to an extensive library of well-characterized HIF pathway compounds with potential applications across multiple therapeutic areas.  The lead compound, AKB-5169, is a differentiated preclinical compound in development as an oral treatment for inflammatory bowel disease, or IBD. We intend to complete further preclinical development of this compound with the goal of submitting an Investigational New Drug application to the FDA in 2018.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $66.1 million and $61.6 million for the six months ended June 30, 2017 and 2016, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant operating expenses and increased operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	complete the development of vadadustat for anemia secondary to CKD;
•	conduct the FO2RWARD and TRILO2GY clinical studies;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•	have our product candidates manufactured for clinical trials and for commercial sale;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	initiate and continue preclinical and clinical development of our HIF compounds and product candidates;
•	initiate additional preclinical, clinical or other studies for additional indications for vadadustat;

•	seek to discover and develop additional product candidates;
•	acquire, in-license and develop other commercial products, product candidates and technologies;
•	make royalty, milestone or other payments under any in-license agreements;
•	maintain, protect and expand our intellectual property portfolio;
•	attract and retain skilled personnel; and
•	create additional infrastructure to support our operations as a public company.

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

Through June 2017, we have raised approximately $255.7 million of net proceeds, including $230.0 million from three underwritten public offerings and $25.7 million of net proceeds in an at-the-market offering, or ATM, pursuant to a Sales Agreement with Cantor Fitzgerald & Co.

In July 2017, we completed a follow-on-public offering whereby we sold 4,600,000 shares of common stock, including 600,000 shares of common stock pursuant to the full exercise of an over-allotment granted to the underwriters in connection with the offering, at a price of $14.50 per share.  The aggregate net proceeds received by us from the offering were approximately $62.6 million, net of underwriting discounts and commissions and estimated offering expenses payable by us.

In addition to proceeds from our public offerings, in May 2017, we received $50.0 million from the sale of 3,571,429 shares of common stock to Vifor Pharma.  Our collaborators have committed up to $373.0 million or more in license payments and cost-share funding, which the Company continues to receive on a quarterly prepaid basis.

Financial Overview

In the quarter ended June 30, 2017, we identified and corrected an immaterial error in the amount of research and development expenses related to our global Phase 3 study of vadadustat.  This adjustment also affected the amount of revenue recognized pursuant to our license and collaboration agreements with Otsuka.  The adjustments impact our results of operations in each quarter of 2016 and the first quarter of 2017.  We concluded the effect of these adjustments was not material to our consolidated financial statements for any prior period.

Revenue

To date, we have not generated any revenue from the sales of products. Our revenues have been derived from collaboration agreements.

Revenue recognition for our MTPC collaboration commence when all criteria as required under ASC 605 have been satisfied, which the Company expects will be in the second half of 2017. Therefore, collaboration revenue in the current period is generated exclusively from our collaboration arrangements with Otsuka. The terms of the Otsuka U.S. Agreement contain multiple deliverables, which include at inception: (i) license under certain of our intellectual property to develop, perform medical affairs activities with respect to and conduct non-promotional and commercialization activities related to vadadustat  (the License Deliverable), (ii) development services to be performed pursuant to the current global development plan (the Development Services Deliverable), (iii) rights to future intellectual property (the Future IP Deliverable) and (iv) joint committee services (the Committee Deliverable). We have identified three units of accounting in connection with our obligations under the U.S. collaboration agreement with Otsuka as follows: (i) License Unit of Accounting, which combines the License Deliverable and the Development Services Deliverable (ii) Rights to Future Intellectual Property Unit of Accounting and (iii) Joint Committee Services Unit of Accounting.

The terms of the Otsuka EU Agreement contain multiple deliverables, which include at inception: (i) license under certain of our intellectual property to develop and commercialization activities related to vadadustat (the License Deliverable), (ii) development services to be performed pursuant to the current global development plan (the Development Services Deliverable), (iii) rights to future intellectual property (the Future IP Deliverable), and (iv) joint committee services (the Committee Deliverable). We have identified three units of accounting in connection with our obligations under the EU collaboration agreement with Otsuka as follows: (i) License Unit of Accounting, which combines the License Deliverable and the Development Services Deliverable (ii) Rights to Future Intellectual Property Unit of Accounting, and (iii) Joint Committee Services Unit of Accounting.

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

•	the cost of conducting the FO2RWARD and TRILO2GY clinical studies;
•	the cost, timing and outcome of our efforts to obtain marketing approval for vadadustat in the United States, Europe and other regions;

•

the scope, progress, results and costs of additional preclinical, clinical, or other studies for additional indications for vadadustat, as well as any studies of AKB-5169 and other product candidates that we may develop or acquire;

•	the timing of, and the costs involved in, obtaining regulatory approvals for AKB-5169 and other product candidates that we may develop or acquire, if clinical studies are successful;
•	the cost of having our product candidates manufactured and obtaining comparator product for clinical trials;
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

From inception through June 30, 2017, we have incurred $335.7 million in research and development expenses. We plan to increase our research and development expenditures for the foreseeable future as we continue the development of vadadustat and our other product candidates. Our current and/or planned research and development activities include the following:

•	global development of vadadustat, including the PRO2TECT and INNO2VATE clinical programs;
•	research and development of compounds in our HIF portfolio, including product candidates such as AKB-5169; and
•	diversification of our pipeline in kidney disease and other HIF-modulated diseases.

Our direct research and development expenses consist principally of external costs, such as fees paid to clinical trial sites, consultants, central laboratories and CROs in connection with our clinical studies, and costs related to acquiring and manufacturing clinical study materials.

We currently have four programs to which our research and development costs are attributable. Historically, we have not accumulated and tracked our research and development costs or our personnel and personnel-related costs on a program-by-program basis. Our employee and infrastructure resources, and many of our costs, were directed broadly to applicable research endeavors. As a result, we are unable to specify precisely the historical costs incurred for each of our programs on a program-by-program basis.

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

 Stock-based compensation expense totaled approximately $2.5 million and $1.2 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $7.9 and $2.5 million for the six months ended June 30, 2017 and 2016, respectively.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

	Three months ended		Increase
	June 30, 2017	June 30, 2016	(Decrease)
	(In Thousands)
Collaboration revenue	$28,520	$—	$28,520
Operating expenses:
Research and development	43,751	30,877	12,874
General and administrative	6,905	5,311	1,594
Total operating expenses	50,656	36,188	14,468
Loss from operations	(22,136)	(36,188)	(14,052)
Other income, net	618	409	209
Net loss	$(21,518)	$(35,779)	$(14,261)

Collaboration Revenue. Collaboration revenue was $28.5 million for the three months ended June 30, 2017 and related entirely to our agreements with Otsuka. We did not recognize any collaboration revenue in the three month period ended June 30, 2016 as the Otsuka agreements were not consummated in that time period, and all revenue recognition criteria for the MTPC Agreement, as required under ASC 605, had not been satisfied, which the Company expects will be in the second half of 2017.

Research and Development Expenses. Research and development expenses were $43.8 million for the three months ended June 30, 2017, compared to $30.9 million for the three months ended June 30, 2016, an increase of $12.9 million. The increase was primarily due to the following:

(in millions)

PRO2TECT and INNO2VATE Phase 3 program	$7.4
FO2RWARD Phase 2 study	1.7
TRILO2GY Phase 3 study	1.2
Regulatory activities and other clinical and non-clinical	0.3
Manufacture of drug substance	(0.7)
Total increase related to the continued development of vadadustat	9.9

Headcount, consulting and facilities	2.9
Other	0.1
Total net increase	$12.9

The increase in the costs related to the development of vadadustat is primarily attributable to external costs related to the PRO2TECT and INNO2VATE Phase 3 program as well as the FO2RWARD and TRILO2GY studies.  The increase in headcount, consulting and facility related costs relates to additional resources required in support of our expanding research and development programs, as well as rent associated with our leasing of additional office and lab space. We expect our research and development expenses to increase in future periods in support of the Phase 3 programs and other studies and our pipeline development.

General and Administrative Expenses. General and administrative expenses were $6.9 million for the three months ended June 30, 2017, compared to $5.3 million for the three months ended June 30, 2016. The increase of $1.6 million was primarily due to an increase in costs to support our research and development programs, including headcount and compensation-related costs, and associated facility-related costs. We expect our general and administrative expenses to increase in future periods to support our continued research and development and potential commercialization of our product candidates.

Other Income, Net. Other income, net, was $0.6 million for the three months ended June 30, 2017 and $0.4 million for the three months ended June 30, 2016. Other income, net for the three months ended June 30, 2017 and 2016 is primarily comprised of interest income.

Results of Operations

Comparison of the Six Months Ended June 30, 2017 and 2016

	Six Months Ended		Increase
	June 30, 2017	June 30, 2016	(Decrease)
	(In Thousands)
Collaboration revenue	$49,385	$—	$49,385
Operating expenses:
Research and development	$103,800	$51,112	$52,688
General and administrative	12,693	11,122	1,571
Total operating expenses	116,493	62,234	54,259
Loss from operations	(67,108)	(62,234)	$4,874
Other income, net	1,048	657	391
Net loss	$(66,060)	$(61,577)	$4,483

Collaboration Revenue. Collaboration revenue was $49.4 million for the six months ended June 30, 2017 under our agreement with Otsuka. We did not recognize any collaboration revenue in the six month period ended June 30, 2016 as the Otsuka agreements were not consummated in that time period, and all revenue recognition criteria for the MTPC Agreement, as required under ASC 605, had not been satisfied, which the Company expects will be in the second half of 2017.

Research and Development Expenses. Research and development expenses were $103.8 million for the six months ended June 30, 2017, compared to $51.1 million for the six months ended June 30, 2016, an increase of $52.7 million. The increase was primarily due to the following:

(in millions)

PRO2TECT and INNO2VATE Phase 3 program	$39.9
FO2RWARD Phase 2 study	1.7
Regulatory and other clinical and non-clinical activities	1.6
TRILO2GY Phase 3 study	1.2
Manufacture of drug substance	(1.2)
Total increase related to the continued development of vadadustat	43.2

Headcount, consulting and facilities	4.8
Fair value of warrant issued in connection with Janssen Agreement	3.4
License fee in connection with Janssen Agreement	1.0
Other	0.3
Total net increase	$52.7

The increase in the costs related to the development of vadadustat is primarily attributable to external costs related to the PRO2TECT and INNO2VATE Phase 3 program as well as the FO2RWARD and TRILO2GY studies. The increase in headcount, consulting and facility related costs relates to additional resources required in support of our expanding research and development programs, as well as rent associated with our leasing of additional office and lab space.  We expect our research and development expenses to increase in future periods in support of the Phase 3 programs and other studies and our pipeline development.

General and Administrative Expenses. General and administrative expenses were $12.7 million for the six months ended June 30, 2017, compared to $11.1 million for the six months ended June 30, 2016. The increase of $1.6 million was primarily due to an increase in costs to support our research and development programs, including headcount and compensation-related costs, and associated facility-related costs partially offset by lower commercial planning costs and patent related costs. We expect our general and administrative expenses to increase in future periods to support our continued research and development and potential commercialization of our product candidates.

Other Income, Net. Other income, net, was $1.0 million for the six months ended June 30, 2017 and $0.7 million for the six months ended June 30, 2016. Other income, net for the six months ended June 30, 2017 and 2016 is primarily comprised of interest income.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of June 30, 2017, we had an accumulated deficit of $363.2 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally through sales of our common stock and payments received from our collaboration partners. As of June 30, 2017, we had cash and cash equivalents and available for sale securities of approximately $321.2 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities stated at fair value, are also available as a source of liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended
	June 30, 2017	June 30, 2016
	(In Thousands)
Net cash provided by (used in):
Operating activities	$14,836	$(9,521)
Investing activities	(123,993)	(55,168)
Financing activities	47,212	61,088
Net increase in cash and cash equivalents	$(61,945)	$(3,601)

Operating Activities. The net cash provided by operating activities was $14.8 million for the six months ended June 30, 2017 and consisted primarily of a net loss of $66.1 million adjusted for non-cash items, including stock-based compensation expense of $7.9 million, amortization of premium/discount on investments of $0.4 million, depreciation and amortization of $0.3 million and a net increase in operating assets and liabilities of $72.3 million. The significant items in the change in operating assets and liabilities include an increase in deferred revenue of $40.6 million, a decrease in unbilled receivable of approximately $33.8 million related to unbilled payments from Otsuka received in the first quarter of 2017, an increase in accounts payable and accrued expenses of approximately $6.6 million and an increase of $0.4 million in deferred rent partially offset by an increase of approximately $9.0 million in prepaid expenses and other current assets. The net increase in accounts payable and accrued expenses is primarily driven by clinical and non-clinical study costs associated with vadadustat.

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

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2017 was $124.0 million and was comprised primarily of purchases of available for sale securities of $177.5 million and purchases of equipment of $0.6 million, offset by proceeds from the maturities of available for sale securities of $54.1 million.

Net cash used in investing activities for the six months ended June 30, 2016 was $55.2 million and was comprised primarily of purchases of available for sale securities of $118.7 million and purchases of equipment of $1.4 million, offset by proceeds from the maturities of available for sale securities of $64.9 million.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2017 was $47.2 million and consisted primarily of net proceeds from the public issuance of common stock pursuant to our ATM facility, proceeds from the exercise of stock options and proceeds from the sale of stock under our employee stock purchase plan.

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

We ended the second quarter of 2017 with cash, cash equivalents and available for sale securities of $321.2 million. The Company completed a follow-on offering in July raising approximately $62.6 million in net proceeds. Our collaborators have committed up to $373.0 million or more in license payments and cost-share funding, which the Company continues to receive on a quarterly prepaid basis. The Company expects its existing cash resources, including net proceeds from the July 2017 follow-on offering and the timing of committed research and development funding from its collaborators, to fund the Company’s current operating plan into the second of 2019. Thereafter committed research and development funding will continue to be received from Otsuka on a prepaid, quarterly basis.

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

Off-Balance Sheet Arrangements

As of June 30, 2017 we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents and available-for-sale securities of $321.2 million and $260.3 million, respectively, primarily money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of June 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the second quarter of fiscal 2017, we identified a material weakness in our internal control over financial reporting resulting from inadequate control over expense recognition of certain cash advance payments made to one of our clinical research organizations supporting our global Phase 3 program.  Specifically, we did not have adequate controls in place to properly determine the portion of the cash advance payments that should be recorded as an expense in the period and the portion that should be recorded as a prepaid expense.  In addition, the amount of revenue recognized pursuant to certain of our collaboration agreements was consequently affected, as such revenue is recognized based on the percentage of expense incurred on the total of the expected cost of the global Phase 3 program.  Based upon that discovery, our principal executive officer and principal financial officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective at a level that provides reasonable assurance.

To remediate the material weakness described above, we have initiated compensating controls and are enhancing and revising the design of existing controls and procedures to properly account for certain research and development expenses. The revised and enhanced controls will not be considered effective until they operate for a sufficient period of time and management has concluded, through testing, that these controls are operating as designed.

Changes in Internal Control over Financial Reporting

Except as noted above, during the quarter ended June 30, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

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

On May 13, 2015, May 20, 2015 and July 6, 2015, we filed oppositions to FibroGen’s European Patent Nos. 2322153, 2322155, and 163333, or the ’153 patent, the ’155 patent, and the ’333 patent, respectively, requesting the patents be revoked in their entirety. These related patents claim, among other things, various compounds that either stabilize HIFα or inhibit a HIF hydroxylase or a HIF prolyl hydroxylase for treating or preventing various conditions, including, inter alia, iron deficiency, microcytosis associated with iron deficiency, anemia of chronic disease, anemia wherein the subject has a transferrin saturation of less than 20%, anemia refractory to treatment with exogenously administered erythropoietin, or EPO, and microcytosis in microcytic anemia. Such method of use patents do not prevent persons from using the compound for other uses, including any previously known use of the compound. In particular, these patents do not claim methods of using any of our product candidates for purposes of inhibiting hypoxia-inducible factor prolyl hydroxylases, or HIF-PHs, for the treatment of anemia secondary to CKD. While we do not believe these patents will prevent us from commercializing vadadustat for the treatment of anemia secondary to CKD, we filed these oppositions to provide us and any future partners with maximum flexibility for developing vadadustat and our pipeline of HIF PH inhibitors. Oppositions to the ’155 patent and to the ’153 patent were also filed by Glaxo Group Limited, or Glaxo, and by Bayer Intellectual Property GmbH, Bayer Pharma Aktiengesellschaft, and Bayer Animal Health GmbH.  In oral proceedings held on May 29, 2017, the European Opposition Division ruled that the '155 patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. Subsequently, in related oral proceedings held on May 31, 2017 and June 1, 2017 for the '153 patent, FibroGen significantly narrowed the claims to an indication for which vadadustat is not intended to be developed.

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

We have incurred net losses each year since our inception, including net losses of $66.1 million for the six months ended June 30, 2017, and $61.6 million for the six months ended June 30, 2016. As of June 30, 2017, we had an accumulated deficit of $363.2 million. To date, we have not commercialized any products or generated any revenue from the sale of products. We do not know whether or when we will generate revenue or become profitable.

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

We expect to continue to incur significant expenses and increased operating losses for the foreseeable future. We anticipate that our expenses will increase significantly if and as we:

•	conduct our development program of vadadustat for the treatment of anemia secondary to CKD, including PRO2TECT, INNO2VATE, FO2RWARD and TRILO2GY;
•	develop plans for the preclinical and clinical development of AKB-5169 and our other product candidates;
•	seek regulatory approvals for our product candidates that successfully complete clinical studies;
•	have our product candidates manufactured for clinical trials and for commercial sale;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	initiate additional preclinical, clinical or other studies for additional indications for vadadustat, AKB-5169 and other product candidates that we may develop or acquire;
•	seek to discover and develop additional product candidates;
•	acquire, in-license and develop other commercial products, product candidates and technologies;
•	make royalty, milestone or other payments under our agreement with Janssen and any future in-license agreements;
•	maintain, protect and expand our intellectual property portfolio;
•	attract and retain skilled personnel; and
•	continue to create additional infrastructure to support our operations as a public company.

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

As of June 30, 2017, our cash and cash equivalents and available for sale securities were $321.2 million. We completed a follow-on offering in July 2017 raising approximately $62.6 million in net proceeds. We believe that we will continue to expend substantial resources for the foreseeable future developing vadadustat, AKB-5169 and any other product candidates that we may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise as a result of our decision to include certain elements in our programs. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•

significant costs associated with our Phase 3 clinical studies of vadadustat for the treatment of anemia secondary to CKD; we expect the remaining aggregate cost of the Phase 3 program to be in the range of $450.0 million to $480.0 million and the PRO2TECT and INNO2VATE Phase 3 programs are designed to enroll up to approximately 6,300 CKD patients; such estimated costs could increase significantly if the Phase 3 program takes longer to complete or if we choose to add additional investigative sites, add additional patients, modify the clinical trial protocol, or perform other studies in support of the Phase 3 program;

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

•	the cost of conducting the FO2RWARD and TRILO2GY clinical studies;
•	the cost, timing and outcome of our efforts to obtain marketing approval for vadadustat in the United States, Europe and in other jurisdictions;
•

the scope, progress, results and costs of additional preclinical, clinical, or other studies for additional indications for vadadustat, as well as any studies of AKB-5169 and other product candidates that we may develop or acquire;

•	the timing of, and the costs involved in, obtaining regulatory approvals for AKB-5169 and other product candidates that we may develop or acquire, if clinical studies are successful;
•	the cost of securing and validating commercial manufacturing of vadadustat;
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

We ended the second quarter of 2017 with cash, cash equivalents and available for sale securities of $321.2 million. We completed a follow-on offering in July 2017 raising approximately $62.6 million in net proceeds. Our collaborators have committed up to$373.0 million or more in license payments and cost-share funding, which we continue to receive on a quarterly prepaid basis. The Company expects its existing cash resources, including net proceeds from the July follow-on offering and the timing of committed research and development funding from its collaborators, to fund the Company’s current operating plan into the second quarter of 2019. Thereafter committed research and development funding will continue to be received from Otsuka on a prepaid, quarterly basis. If and until we can generate a sufficient amount of revenue from our products, we expect to finance future cash needs through public or private equity, debt offerings, or strategic transactions. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our development milestones may not be achieved, we may not receive the anticipated funding from our collaboration partners, and we may not secure other sources of financing.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of collaboration funding, equity offerings, debt financings and strategic collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for vadadustat, AKB-5169 or any other product candidates that we develop or acquire, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

•	we or our contract manufacturers may fail to perform in accordance with the FDA’s current good manufacturing practice, or cGMP, requirements;
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

We are currently in discussions with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan regarding whether Japanese subjects may be enrolled in our global Phase 3 studies.  The outcome of these discussions will have a significant impact on near-term payments that MTPC will be obligated to make to us pursuant to our collaboration agreement with MTPC.

Once the results of certain Phase 2 studies of vadadustat in Japan are available, we and MTPC, following consultation with the PMDA, will determine whether a separate Phase 3 study of vadadustat will be required in Japan, which we refer to as the Local Scenario, or whether Japanese patients can take part in our global Phase 3 clinical studies, which we refer to as the Global Scenario.

Under the Local Scenario, MTPC would be responsible for the costs of the local Phase 3 study in Japan and would make no additional funding payments for the global Phase 3 program. This would reduce the total amount of development payments that we are eligible to receive under our agreement with MTPC. In addition, $20.0 million of the $40.0 million received in 2016 would be used to fund local development of vadadustat in Japan.  The Company is currently conducting Phase 2 studies in Japan and will, if under the Local Scenario, apply the $20.0 million against the Phase 2 costs already incurred, and MTPC will reimburse the Company for costs in excess of $20.0 million to complete the studies.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the relevant independent institutional review boards at the sites at which such trials are being conducted, by the Independent Data Monitoring Committee, or IDMC, for such trial or by the FDA or other regulatory authorities. Such suspension or termination may be due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, critical findings resulting from inspection of clinical trial operations, clinical trial site or manufacturing facilities by the FDA or other regulatory authorities, the imposition of a clinical hold, unforeseen safety issues or adverse side effects, changes in laws or regulations, or lack of adequate funding to continue the clinical trial. Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Post-approval discovery of previously unknown problems with an approved drug product, including adverse events of unanticipated severity or frequency or relating to manufacturing operations or processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the drug product, withdrawal of the drug product from the market, or drug product recalls;
•	fines, warning letters or clinical holds;
•	refusal by the FDA or other regulatory authorities to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	a Risk Evaluation Management Strategy program; and
•	injunctions or the imposition of civil or criminal penalties.

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

We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, resulting in additional losses and depriving us of potential product revenue. In addition, we are using an active comparator in our PRO2TECT and INNO2VATE clinical programs. If our distributors are unable to obtain sufficient supply of the active comparator for any reason, or supply active comparator to clinical trial sites in a timely manner, our clinical trials may be extended, delayed, suspended or terminated.

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

Also, these third parties may fail to perform effectively or terminate their engagement with us. We entered into agreements with Evonik Corporation and Esteve Quimica for the manufacture of the drug substance for the Phase 3 development program of vadadustat. If either of these contract manufacturers cannot perform as agreed or terminates their engagement with us, we may be required to find replacement manufacturers. We may incur significant delays and added costs in identifying, qualifying and contracting with any such replacement, as well as producing the drug substance. We also have an agreement with Gregory Pharmaceutical Holdings (d/b/a UPM Pharmaceuticals Inc., or UPM) for the manufacture of finished drug product for the Phase 3 development program. Although we believe that there are several other manufacturers who also could manufacture our drug product if UPM cannot perform as agreed or terminates their engagement with us, we may incur significant delays and added costs in identifying, qualifying, and contracting with another manufacturer. When we engage a second source for the manufacture of drug product, we will incur additional costs. In addition, we have to enter into technology transfer agreements and share our know-how with such third-party manufacturers, which can be time-consuming and may result in delays. These delays could result in a suspension of our clinical trials or, if vadadustat is approved and marketed, a failure to satisfy patient demand.

Any of these events could lead to clinical study delays or failure to obtain regulatory approval, or affect our ability to successfully commercialize our future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.

The facilities and processes used by our contract manufacturers to manufacture our product candidates will be inspected by the FDA and other regulatory authorities prior to or after we submit our marketing application. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with cGMP requirements for manufacture of both drug substance and finished drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and regulatory requirements, we will not be able to secure and/or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EMA or other regulatory authorities do not approve these facilities for the manufacture of our product candidates, or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Moreover, the failure of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect the supply of our products or product candidates. Also, if our drug substance or drug product is damaged or lost while in our contract manufacturers’ control, it may impact our ability to supply our products or product candidates and we may incur significant financial harm.

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

Completion of our clinical trials and commercialization of our product candidates require access to facilities to manufacture our product candidates at sufficient yields and at clinical and commercial scale. We have limited experience manufacturing, or managing third parties in manufacturing, our product candidates in the volumes that will be necessary to support large-scale clinical trials or commercial sales. Our contract manufacturers may not meet initial expectations as to scheduling, scale-up, reproducibility, yield, purity, cost, potency or quality.

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

We plan to commercialize vadadustat in the United States, Europe, and other territories pursuant to our collaboration agreement with Otsuka and have entered into a collaboration agreement with MTPC to develop and commercialize vadadustat in Japan and certain other Asian countries. We may not be able to maintain such strategic collaborations.

In addition, our strategic collaborators may terminate any agreements they enter into with us, and we may not be able to adequately protect our rights under these agreements. Furthermore, our strategic collaborators have negotiated for certain rights to control decisions regarding the development and commercialization of our product candidates, if approved, and may not conduct those activities in the same manner as we do.

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

Even if we obtain marketing approval for vadadustat, AKB-5169 or any other product candidates that we may develop or acquire in the future, these product candidates may not gain market acceptance among physicians, third-party payors, patients and others in the medical community in the United States or in other countries. In addition, market acceptance of any approved product depends on a number of other factors, including:

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

Market acceptance of any of our product candidates, if approved, may also depend on factors specific to such candidates, such as our ability to contract with dialysis providers. Two of the largest operators of dialysis clinics in the United States, DaVita, Inc., or DaVita, and Fresenius Medical Care, or Fresenius, account for more than half of the injectable rESA sales in the U.S. dialysis market. We believe that it may be challenging to enter into supply agreements with certain dialysis clinics.

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

In addition, if vadadustat is used in an outpatient dialysis facility, such facilities often receive fixed reimbursement for a bundle of dialysis services, including certain drugs and supplies used to treat patients with end-stage renal disease, or ESRD. For example, Medicare payments to ESRD facilities for dialysis treatments are based on a prospective payment system with a standard per treatment payment (subject to certain adjustments such as patient level-case-mix adjustment). The per treatment payment covers a bundle of items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at home and includes the cost of certain routine drugs. At this time, we believe that vadadustat, if approved, will likely be included in the bundle. We may be unable to sell vadadustat, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment or if our costs of production increase faster than increases in reimbursement levels. Patient and provider access to adequate coverage and reimbursement by government and private insurance plans is central to the acceptance of any products for which we receive regulatory approval. If vadadustat is not included in the bundle, the Vifor Agreement would not become effective.  We would be required to enter into contracts with third party payors and we would be subject to the risks and uncertainties described above.

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

•

laws, regulations and industry codes that vary from country to country and govern Akebia’s relationships with health care providers, patients, patient organizations, and other constituencies, and prohibit certain types of gifts and entertainment, establish codes of conduct and, in some instances, require disclosure to, or approval by, regulatory authorities for Akebia to engage in arrangements with such constituencies;

•

anti-corruption and anti-bribery laws, including the Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act and various other anti-corruption laws in countries outside of the United States. The FCPA generally prohibits companies and their intermediaries, such as the CROs, contract manufacturing organizations, and distributors with which we do business outside the United States from making improper payments to foreign government officials for the purposes of obtaining or keeping business and/or other benefits;

•

data privacy laws existing in the European Union and other countries in which we operate, including the United States’ federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and state privacy and data protection laws, as well as state consumer protection laws; and

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

If we obtain approval for any of our product candidates and begin commercializing them, our operations may be directly, or indirectly through our customers, subject to additional healthcare regulation and enforcement by the federal government, states and governments outside of the United States in which we conduct our business. In addition to the laws mentioned above, the laws that may affect our ability to operate include:

•

the Federal Food, Drug & Cosmetic Act, or FD&C Act, which among other things, strictly regulates drug product marketing and promotion and prohibits manufacturers from marketing such products for off-label use;

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

•

the federal law known as HIPAA, which, in addition to privacy protections, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

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

In addition, the stock market has recently experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. As we operate in a single industry, we are especially vulnerable to the factors listed above to the extent that they affect our industry, markets or products. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price, and such an action was filed against us but has since been dismissed. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2017, we did not have any sales of unregistered securities.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “ Results of Operations and Financial Condition ” of Form 8-K:

On August 8, 2017, Akebia announced its financial results for the quarter ended June 30, 2017 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

The information furnished in Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Item 6. Exhibits.

Exhibits

4.1#	Investment Agreement between Akebia Therapeutics, Inc. and Vifor (International) Ltd., dated May 12, 2017.

10.1#	Collaboration and License Agreement between Akebia Therapeutics, Inc. and Otsuka Pharmaceutical Co. Ltd., dated April 25, 2017.

10.2#	License Agreement between Akebia Therapeutics, Inc. and Vifor (International) Ltd., dated May 12, 2017.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

99.1	Press Release issued by Akebia Therapeutics, Inc. on August 8, 2017 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates portions of the exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: August 8, 2017	By:	/s/ John P. Butler
John P. Butler
Chief Executive Officer and President

Under the requirements of the Securities and Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: August 8, 2017	By:	/s/ John P. Butler
John P. Butler
Chief Executive Officer and President

Date: August 8, 2017	By:	/s/ Jason A. Amello
Jason A. Amello
Senior Vice President, Chief Financial Officer and Treasurer