Form 10-Q
period 2017-09-30
Akebia Therapeutics, Inc.
filed 2017-11-08
CIK 1517022

EDIon of U

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common Stock, $0.00001 par value	47,269,153

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made with the intention of obtaining the benefits of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

the projected timing of (1) our clinical programs for vadadustat, including the release of topline data, (2) submission of marketing applications for vadadustat, and (3) preclinical development of AKB-5169 and other product candidates;

•	enrollment in the PRO2TECT and INNO2VATE clinical programs;
•	our development program for vadadustat, including the FO2RWARD and TRILO2GY clinical studies, and for our other product candidates;
•	our anticipated funding from our collaborations;
•	the timing or likelihood of regulatory filings and approvals, including any labeling or other restrictions;
•	our plans to commercialize vadadustat, if it is approved;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our competitive position;
•	our intellectual property position;
•	developments and projections relating to our competitors and our industry;
•	our estimates regarding expenses (including those associated with the PRO2TECT and INNO2VATE clinical programs), future revenue, capital requirements and needs for additional financing; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

All forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainty and may prove inaccurate. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$89,599	$187,335
Available for sale securities	240,106	73,008
Unbilled receivable	281	33,823
Prepaid expenses and other current assets	3,952	2,155
Total current assets	333,938	296,321
Property and equipment, net	3,364	2,612
Other assets	1,287	1,283
Total assets	$338,589	$300,216
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,705	$2,039
Accrued expenses	21,427	30,261
Short-term deferred revenue	121,031	81,968
Short-term deferred rent	194	—
Total current liabilities	151,357	114,268
Deferred rent, net of current portion	2,633	2,480
Deferred revenue, net of current portion	84,701	115,321
Other non-current liabilities	23	27
Total liabilities	238,714	232,096
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock: $0.00001 par value; 175,000,000 shares authorized; 47,238,001 and 38,615,709 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	486,386	365,298
Accumulated other comprehensive loss	(181)	(42)
Accumulated deficit	(386,330)	(297,136)
Total stockholders' equity	99,875	68,120
Total liabilities and stockholders' equity	$338,589	$300,216

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Collaboration revenue	$41,283	$—	$90,668	$—
Operating expenses:
Research and development	58,711	31,238	162,511	82,350
General and administrative	6,748	4,944	19,441	16,066
Total operating expenses	65,459	36,182	181,952	98,416
Operating loss	(24,176)	(36,182)	(91,284)	(98,416)
Other income (expense):
Interest income	842	219	1,886	722
Other income	200	(345)	204	(191)
Net loss	$(23,134)	$(36,308)	$(89,194)	$(97,885)
Net loss per share - basic and diluted	$(0.49)	$(0.96)	$(2.11)	$(2.61)
Weighted-average number of common shares - basic and diluted	46,938,618	37,897,902	42,202,560	37,528,869
Comprehensive loss:
Net loss	$(23,134)	$(36,308)	$(89,194)	$(97,885)
Other comprehensive gain/(loss) - unrealized gain/(loss) on securities	73	(44)	(181)	(7)
Total comprehensive loss	$(23,061)	$(36,352)	$(89,375)	$(97,892)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended
	September 30, 2017	September 30, 2016
Operating activities:
Net loss	$(89,194)	$(97,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	420	172
Amortization of premium/discount on investments	543	399
Loss on disposal of property and equipment	—	306
Stock-based compensation - equity awards	6,674	4,101
Fair value of warrants issued for license	3,413	—
Changes in operating assets and liabilities:
Unbilled receivable	33,542	—
Prepaid expenses and other current assets	(1,797)	(1,263)
Other long-term assets	(4)	—
Accounts payable	6,666	6,196
Accrued expense	(8,834)	8,017
Deferred revenue	8,443	40,000
Deferred rent	347	2,193
Net cash used in operating activities	(39,781)	(37,764)
Investing activities:
Purchase of equipment	(1,172)	(2,614)
Proceeds from the maturities of available for sale securities	97,868	125,151
Purchases of available for sale securities	(265,648)	(132,138)
Net cash used in investing activities	(168,952)	(9,601)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	109,541	63,205
Proceeds from the sale of stock under employee stock purchase plan	352	106
Proceeds from the exercise of stock options	1,108	125
Payments on capital lease obligations	(4)	(19)
Net cash provided by financing activities	110,997	63,417
(Decrease) increase in cash and cash equivalents	(97,736)	16,052
Cash and cash equivalents at beginning of the period	187,335	49,778
Cash and cash equivalents at end of the period	$89,599	$65,830
Non-cash financing activities
Unpaid follow-on offering costs	$—	$65

See accompanying notes to unaudited condensed consolidated financial statements

Akebia Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2017

1. Nature of Organization and Operations

The Company is a biopharmaceutical company focused on developing and delivering novel therapeutics for patients based on hypoxia-inducible factor, or HIF, biology, and building our pipeline while leveraging our development and commercial expertise in renal disease. HIF is the primary regulator of the production of red blood cells, or RBCs, in the body, as well as other important metabolic functions.  Pharmacologic modulation of the HIF pathway may have broad therapeutic applications. The Company’s lead product candidate, vadadustat, is an oral therapy in Phase 3 development, which has the potential to set a new standard of care in the treatment of anemia associated with chronic kidney disease, or CKD. The Company’s management team has extensive experience in developing and commercializing drugs for the treatment of renal and metabolic disorders, as well as a deep understanding of HIF biology. This unique combination of HIF and renal expertise is enabling the Company to advance a pipeline of HIF-based therapies to address serious diseases.

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

The Company is subject to a number of risks including possible failure of preclinical testing or clinical trials, reliance on contract manufacturing organizations and contract research organizations, the need to obtain marketing approval for its product candidates, the development of new technological innovations by competitors, the need to successfully commercialize and gain market acceptance of any of the Company’s products that are approved and uncertainty around intellectual property matters. If the Company does not successfully commercialize any of its products, it will be unable to generate product revenue or achieve profitability.

The Company believes that its existing cash resources of approximately $329.7 million at September 30, 2017, together with committed funding from its collaboration partners, will be sufficient to allow the Company to fund its current operating plan into the second quarter of 2019, and as a result, through at least twelve months from the filing of the Company’s 2017 third quarter Form 10-Q. There can be no assurance, however, that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all. We will require additional capital for the further development of our existing product candidates and will need to raise additional funds sooner to pursue development activities related to additional product candidates. If and until we can generate a sufficient amount of revenue from our products, we expect to finance future cash needs through public or private equity, debt offerings, or strategic transactions.

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

In the quarter ended June 30, 2017, we identified and corrected an immaterial error in the amount of research and development expenses related to our global Phase 3 study of vadadustat.  This adjustment also affected the amount of revenue recognized pursuant to our license and collaboration agreements with Otsuka.  The adjustments impacted our results of operations in each quarter of 2016 and the first quarter of 2017.  We concluded the effect of these adjustments was not material to our consolidated financial statements for any prior period.

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

In May 2014, the FASB issued a new revenue recognition standard which amends revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. The new standard provides a five-step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. In August 2015, the FASB deferred the effective date of the new revenue standard from January 1, 2017 to January 1, 2018. Early adoption is permitted any time after the original effective date, which for us was January 1, 2017. The Company intends to adopt the new standard on January 1, 2018. The standard allows for adoption using a full retrospective method or a modified retrospective method. The Company’s historical revenue has been derived from its collaboration agreements with Otsuka Pharmaceutical Co. Ltd., or Otsuka. The Company will commence revenue recognition under its collaboration agreement with Mitsubishi Tanabe Pharma Corporation, or MTPC, when it begins to deliver the clinical supply of vadadustat to MTPC which the Company expects to be in the fourth quarter of 2017. These arrangements contain multiple-elements and have been accounted for pursuant to ASC Topic 605‑25, Revenue Recognition Multiple‑Element Arrangements (ASC 605‑25). The new revenue standard provides guidance in assessing what comprises the distinct service being provided to a customer that may have implications to our performance obligations and unit of account identified in our three existing collaborations which could be defined differently under the new guidance. As a result, there could be changes to the timing of revenue recognition upon adoption of the new standard. The Company is currently assessing the impact of the new revenue recognition standard on its collaboration agreements with MTPC and Otsuka and evaluating which method it will adopt.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available-for-sale securities with original maturities of three months or less at the time of purchase. At September 30, 2017, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available-for-sale which are included in current assets as they are intended to fund current operations. The Company carries available-for-sale securities at fair value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business.  Based on these considerations, the Company did not identify any other-than-temporary unrealized losses at September 30, 2017. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income” within the consolidated statements of operations and comprehensive loss. The Company also includes in net investment income, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method, and includes interest and dividends on securities in interest income.

Revenue Recognition

To date, the Company has not generated any revenue from the sales of products. For the foreseeable future, the Company expects substantially all of its revenues will be generated from its collaborations with MTPC and Otsuka (see Note 3) and any other collaborations the Company may enter into.

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

Revenue recognition from our MTPC collaboration will commence when we begin to deliver the clinical supply of vadadustat to MTPC which the Company expects to begin in the fourth quarter of 2017.  Therefore, collaboration revenue in the current period is exclusively from our collaborations agreements with Otsuka. The terms of these arrangements contain multiple deliverables, which include at inception: (i) license, (ii) development services, (iii) rights to future intellectual property and (iv) joint committee services. Non-refundable payments to the Company under these arrangements include: (i) up-front fee, (ii) payments for development services and (iii) payments based on the achievement of certain milestones. Also, under the Otsuka U.S. Agreement, the Company and Otsuka share costs incurred with respect to jointly conducted medical affairs and commercialization and non-promotional activities under the collaboration. Additionally, the Company may receive its share of net sales and bear its share of shared costs from the sale of products containing or comprising vadadustat in the United States through its U.S. collaboration with Otsuka.  The Company will recognize revenue related to amounts allocated to the License Unit of Accounting on a proportional performance basis as the underlying services are performed.

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

Collaborative Arrangements

The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808).  Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements.  The Company considers the guidance in ASC Topic 605-45, Revenue Recognition—Principal Agent Considerations (ASC 605-45) in determining the appropriate treatment for the transactions between the Company and its collaborative partner and the transactions between the Company and third parties.  Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants.  The Company recognizes its allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the U.S. collaboration with Otsuka as a component of the related expense in the period incurred. During the three months ended September 30, 2017, the Company incurred approximately $0.3 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement of which approximately $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended September 30, 2017. To the extent product revenue is generated from the collaboration, the Company will recognize its share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 605-45.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of September 30, 2017 and 2016, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

The following is the summary of property and equipment and related accumulated depreciation as of September 30, 2017 and December 31, 2016.

	Useful Life	September 30, 2017	December 31, 2016
		(in thousands)
Computer equipment and software	3	$589	$476
Furniture and fixtures	5	800	729
Equipment	7	348	50
Leasehold improvements	Shorter of the useful life or remaining lease term (10 years)	2,453	1,763
Office equipment under capital lease	3	36	36
		4,226	3,054
Less accumulated depreciation		(862)	(442)
Net property and equipment		$3,364	$2,612

Depreciation expense, including expense associated with assets under capital leases, was approximately $0.2 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively and approximately $0.4 and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The Company and MTPC agreed to pursue a local development plan and, following consultation with the Japanese Pharmaceuticals and Medical Devices Agency, or the PMDA, MTPC initiated a local Phase 3 development for vadadustat in Japan, the Local Scenario.

In consideration for the exclusive license and other rights contained in the MTPC Agreement, under the Local Scenario Japanese patients would not be included in the Phase 3 program and MTPC would make payments totaling up to $245.0 million based on the achievement of certain development, regulatory and sales milestones, as well as tiered double-digit royalty payments up to 20% on sales of vadadustat in the Territory.

Under the Local Scenario, MTPC is responsible for the costs of local development in Japan and will make no additional funding payments for the global Phase 3 program. The Company recently completed its Phase 2 study of vadadustat in non-dialysis-dependent, NDD, Japanese patients and is currently conducting its Phase 2 study of vadadustat in dialysis-dependent Japanese patients in Japan and expects findings by the end of 2017.  Under the Local Scenario, these Phase 2 studies are considered local development costs and reimbursable by MTPC.  Therefore, of the $40.0 million received by the Company in 2016, $20.0 million is being applied towards costs already incurred by the Company for the Phase 2 studies and MTPC will reimburse the Company for costs in excess of $20.0 million to complete the studies. The Company has incurred approximately $17.4 million in Phase 2 costs through September 2017 and anticipates incurring an additional approximately $8.0 million in Phase 2 costs through the end of the studies. As a result, MTPC would be required to reimburse the Company an additional approximately $5.0 million related to the two Phase 2 studies.

Pursuant to the terms of the MTPC Agreement for the Local Scenario, MTPC is responsible for performing all Phase 3 activities related to the development of vadadustat in the Territory and has sole responsibility for the commercialization of vadadustat in the Territory as well as for Medical Affairs (as defined in the MTPC Agreement) in the Territory.  Akebia is responsible for the completion of Phase 2 dosing studies as reimbursed by MTPC, manufacturing and supplying vadadustat for clinical use in the Territory and, if approved by the FDA, will enter into a supply agreement with MTPC for the commercial supply of vadadustat prior to commercial launch.

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

Under the Local Scenario, MTPC is required to make certain milestone payments to the Company aggregating to approximately $225.0 million upon the achievement of specified development, regulatory and commercial events.  More specifically, the Company is eligible to receive up to $10.0 million in development milestone payments, up to $40.0 million in regulatory milestone payments for the first product to achieve the associated event and up to $175.0 million in commercial milestone payments associated with aggregate sales of all products.  Additionally, if vadadustat is commercialized, the Company would be entitled to receive tiered royalty payments in the low double digits based on a percentage of net sales. Royalty payments are subject to certain reductions, including upon the introduction of competitive products in certain instances.  Royalties are due on a country-by-country basis from the date of first commercial sale of a licensed product in a country until the last to occur of: (i) the expiration of the last to expire valid claim within the intellectual property covering the licensed product, (ii) the expiration of marketing or regulatory exclusivity in such country, or (iii) the tenth anniversary of the first commercial sale of such licensed product in such country. Due to the uncertainty of pharmaceutical development and the high historical failure rates associated with drug development, no milestone or royalty payments may ever be received from MTPC.

In September 2017, the Company and MTPC entered into a new agreement that provided MTPC with an option to access data from the Company’s global Phase 3 vadadustat program for payments to the Company of up to $25.0 million.

Revenue Recognition

The Company evaluated the elements of the MTPC Agreement in accordance with the provisions of ASC 605-25. The Company’s arrangement with MTPC contains the following deliverables: (i) license under certain of the Company’s intellectual property to develop and commercialize vadadustat (the License Deliverable), (ii) clinical supply of vadadustat, (iii) knowledge transfer, (iv) Phase 2 dosing study research services, and (v) rights to future know-how.

The Company has identified two units of accounting in connection with its obligations under the MTPC Agreement. Factors considered in making the assessment of standalone value included, among other things, the capabilities of the collaboration partner, whether any other vendor sells the item separately, whether the value of the deliverable is dependent on the other elements in the arrangement, whether there are other vendors that can provide the items and if the customer could use the item for its intended purpose without the other deliverables in the arrangement. Additionally, the License Agreement does not include a general right of return. The two units of accounting identified in connection with the Company’s obligations under the MTPC Agreement are as follows:

(i)	License, Research Services and Clinical Supply Unit of Accounting

The License Deliverable does not have standalone value and qualify for separation from the clinical supply of vadadustat. More specifically, the license delivered to MTPC does not provide the contractual right to manufacture vadadustat. MTPC is contractually prohibited from manufacturing any Licensed Product covered by the licenses during clinical trials.  Accordingly, MTPC must obtain the clinical trial products from the Company which significantly limits the ability for MTPC to use the license for their intended use on a standalone basis.

The License Deliverable does not have standalone value and qualify for separation from the knowledge transfer because MTPC cannot fully utilize the license for its intended purpose without the corresponding information regarding know-how, development data and regulatory materials possessed by the Company.

The License Deliverable does not have standalone value and qualify for separation from the Phase 2 dosing study research services because MTPC cannot fully utilize the license for its intended purpose without the performance of the Phase 2 dosing studies.  The Phase 2 dosing studies need to be performed prior to the PMDA approving any Phase 3 study to be performed in the Territory. Furthermore, MTPC cannot benefit from the Phase 2 dosing studies without the license and the undelivered Phase 3 clinical supply.

The License Deliverable does not have standalone value from the clinical supply, knowledge transfer or Phase 2 studies.  As a result, the License Deliverable, clinical supply, knowledge transfer and Phase 2 studies have been combined as a single unit of accounting (the License, Research and Clinical Supply Unit of Accounting)

(ii)	Rights to Future Know-How

The License, Research and Clinical Supply Unit of Accounting has standalone value and qualifies for separation from the rights to future know how because MTPC can obtain the value of the License, Research and Clinical Supply Unit of Accounting without receipt of any rights to future know how that may be discovered or developed in the future.

The Company has determined that neither VSOE of selling price nor TPE of selling price is available for either of the units of accounting identified at inception of the arrangement with MTPC. Accordingly, the selling price of each unit of accounting was determined based on the Company’s BESP. The Company developed the BESP with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company developed the BESP for the Rights to Future Know How Unit of Accounting primarily based on the likelihood that additional intellectual property covered by the license conveyed will be developed during the term of the arrangement. The Company did not develop a BESP for the License, Research and Clinical Supply Unit of Accounting because the BESP associated with the Rights to Future Know How Unit of Accounting was determined to be immaterial. The Company has concluded that a change in the key assumptions used to determine the BESP for each unit of accounting would not have a significant impact on the allocation of arrangement consideration.

Allocable arrangement consideration is comprised of: (i) the up-front payment of $20.0 million, (ii) the estimate of the cost for the Phase 2 studies of at least $20.0 million, and (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies. No amounts were allocated to the Rights to Know How Unit of Accounting because the associated BESP was determined to be immaterial therefore the arrangement consideration will be allocated to the License, Research Services and Clinical Supply Unit of Accounting.

The Company has evaluated all of the development, regulatory and sales milestones that may be received in connection with the MTPC Agreement. In evaluating if a milestone  is substantive, the Company assesses whether: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) the consideration relates solely to past performance, and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. All development and regulatory milestones, with the exception of one development milestone associated with the near term progress of the Phase 3 study, are considered substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone as well as the level of effort and investment required. Accordingly, such amounts will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. The non-substantive development milestone will be included in the arrangement consideration, if and when received, and allocated to the License, Research Services and Clinical Unit of Accounting within the arrangement and recognized as revenue when those underlying obligations are satisfied. The total aggregate amount of development milestones is $10.0 million and the total aggregate amount of approval milestones is up to $65.0 million. All sales milestones, up to $175.0 million, will be accounted for in the same manner as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

The Company will recognize royalty revenue in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.

Revenue for the fixed and determinable consideration of $40.0 million that was received in January 2016, will be recognized, using a proportional performance method, as the Company delivers clinical supply of vadadustat to MTPC for the Phase 3 study. The Company expects to begin to deliver the clinical supply of vadadustat to MTPC in the fourth quarter of 2017. Therefore, at September 30, 2017 the $40.0 million is recorded as deferred revenue in the accompanying consolidated balance sheets.

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

Pursuant to the terms of the Otsuka U.S. Agreement, the Company is responsible for performing all activities related to the development of vadadustat as outlined in the current global development plan. The current global development plan encompasses all activities with respect to the ongoing PRO2TECT and INNO2VATE clinical programs that are necessary through the filing for regulatory approval, as well as other studies. Under the Otsuka U.S. Agreement, the Company controls and retains final decision‑making authority with respect to the development of vadadustat. The Company’s obligations related to the conduct of the current global development plan include the associated manufacturing and supply services for vadadustat.

Under the Otsuka U.S. Agreement, the parties jointly conduct, and have equal responsibility for, all medical affairs, commercialization and non-promotional activities pursuant to underlying plans as agreed to by the parties. If approved by the FDA, the Company will provide vadadustat to Otsuka for commercialization pursuant to a separate supply agreement to be negotiated.

The activities under the Otsuka U.S. Agreement are governed by a joint steering committee, or JSC, formed by an equal number of representatives from the Company and Otsuka. The JSC coordinates and monitors the parties’ activities under the collaboration. Among other responsibilities, the JSC manages the overall strategic alignment between the parties, oversees the current global development plan and reviews the other detailed plans setting forth the parties’ activities under the arrangement, including the medical affairs plan and commercialization and non-promotional activities plan. Additionally, the parties established a joint development committee, or JDC, which is comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JDC will share information related to, and review and discuss activities and progress under, the current global development plan and any other development that may be conducted pursuant to the collaboration. In support of the potential commercialization of vadadustat, the parties will establish a joint commercialization committee, or JCC, which will be comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JCC will manage the activities and progress under the commercialization and non-promotional activities plan and all other sales and marketing activities. The Company has retained the final decision‑making authority with respect to all development matters, pricing strategy and certain other key commercialization matters.

Under the terms of the Otsuka U.S. Agreement, the Company received a $125.0 million up-front, non-refundable, non-creditable cash payment in December 2016. In March 2017, the Company received a payment of approximately $33.8 million, which represents reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan through December 31, 2016. Going forward, Otsuka will contribute a percentage of the remaining costs to be incurred under the current global development plan subsequent to December 31, 2016, commencing upon the date on which the Company has incurred a specified amount of incremental costs. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to December 31, 2016 will total $153.6 million or more. The costs associated with the performance of any development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism to be determined by the parties. Costs incurred with respect to medical affairs and commercialization and non-promotional activities will generally be shared equally by the parties. Either party’s share of the medical affairs and/or commercialization activities may be increased at such party’s request upon mutual agreement of the parties. In addition, if the costs incurred in completing the activities under the current global development plan exceed a certain threshold, then the Company may elect to require Otsuka to fund a higher percentage of the current global development costs. In such event, the excess of the payments made under such election and Otsuka’s allocated share of the current global development costs is fully creditable against future payments due to the Company under the arrangement.

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

Under the Otsuka U.S. Agreement, Otsuka originally had a limited period of time in which it can exercise an option to convert the arrangement from a profit share to a right to receive a mid-single digit royalty on future net sales of commercialized products (the Royalty Conversion Option). On August 4, 2017, Otsuka agreed to waive its right to exercise the Royalty Conversion Option in advance of its expiration, consequently, Otsuka has no further right to elect to exercise this option.

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

Allocable arrangement consideration at inception is comprised of: (i) the up-front payment of $125.0 million, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016 of $33.8 million, and (iii) an estimate of the cost share payments to be received with respect to amounts incurred by the Company subsequent to December 31, 2016 of $153.6 million. No amounts were allocated to the Rights to Future Intellectual Property Unit of Accounting because the associated BESP was determined to be immaterial. Due to the similar performance period and recognition pattern between the License Unit of Accounting and the Joint Committee Services Unit of Accounting, the arrangement consideration totaling $312.4 million has been allocated to the License Unit of Accounting and the Joint Committee Services Unit of Accounting on a combined basis.  Accordingly, the Company will recognize revenue related to the allocable arrangement consideration on a proportional performance basis as the underlying development services are performed pursuant to the current global development plan which is commensurate with the period and consistent with the pattern over which the Company’s obligations are satisfied for both the License Unit of Accounting and the Joint Committee Services Unit of Accounting.  Effectively, the Company has treated the arrangement as if the License Unit of Accounting and the Joint Committee Services Unit of Accounting are a single unit of accounting.

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

During the three and nine months ended September 30, 2017, the Company recognized revenue totaling approximately $22.5 million and $60.0 million, respectively, with respect to the Otsuka U.S. Agreement. The revenue is classified as collaboration revenue in the accompanying consolidated statement of operations. As of September 30, 2017, there is approximately $97.3 million of deferred revenue related to the Otsuka U.S. Agreement of which $48.5 million is classified as current and $48.8 million is classified as long-term in the accompanying consolidated balance sheet based on the performance period of the underlying obligations.

The Company determined that the medical affairs, commercialization and non-promotional activities elements of the Otsuka U.S. Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, the Company is accounting for the joint medical affairs, commercialization and non-promotional activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the medical affairs, commercialization and non-promotional activities were not deemed to be deliverables under ASC No. 605-25, Revenue Recognition–Multiple-Element Arrangements (ASC 605-25). As a result, the activities conducted pursuant to the medical affairs, commercialization and non-promotional activities plans will be accounted for as a component of the related expense in the period incurred. During the three months ended September 30, 2017, the Company incurred approximately $0.3 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement of which approximately $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended September 30, 2017.

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

The activities under the Otsuka EU Agreement are governed by a JSC formed by up to a specified number of representatives from the Company and Otsuka.  The JSC coordinates and monitors the parties’ activities under the collaboration.  Among other responsibilities, the JSC manages the overall strategic alignment between the parties, oversees the current global development plan and reviews the other detailed plans setting forth any other development activities that may be conducted under the arrangement.  Additionally, the parties established a JDC which is be comprised of up to a specified number of representatives from the Company and Otsuka.  Among other responsibilities, the JDC shares information related to, and reviews and discusses activities and progress under, the current global development plan and any other development that may be conducted pursuant to the collaboration.  The Company and Otsuka also established a joint manufacturing committee, or JMC, which is comprised of up to a specified number of representatives from each of the parties.  Among other responsibilities, the JMC oversees the manufacturing plan and related manufacturing activities.  In support of the potential commercialization of vadadustat, the parties established a JCC which is comprised of up to a specified number of representatives from the Company and Otsuka.  Among other responsibilities, the JCC reviews and discusses the activities and progress under the commercialization plan and all other sales and marketing activities.  The Company has retained the final decision‑making authority with respect to all development matters, other than decisions related to certain development matters specific to the Territory.  Otsuka has retained the final decision‑making authority with respect to all commercialization matters, other than decisions related to certain marketing matters.

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

During the three and nine months ended September 30, 2017, the Company recognized revenue totaling approximately $18.8 million and $30.7 million, respectively, with respect to the Otsuka EU Agreement.  The revenue is classified as collaboration revenue in the accompanying consolidated statement of operations.  As of September 30, 2017, there is approximately $63.8 million of deferred revenue related to the Otsuka EU Agreement of which $32.5 million is classified as current and $31.3 million is classified as long-term in the accompanying consolidated balance sheet based on the performance period of the underlying obligations.

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

4. Available for sale securities

Available for sale securities at September 30, 2017 and December 31, 2016 consist of the following:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2017
Cash and cash equivalents	$89,599	$—	$—	$89,599
Available for sale securities:
Certificates of deposit	$17,788	—	—	$17,788
U.S. Government debt securities	152,913	—	(144)	152,769
Corporate debt securities	69,587	2	(40)	69,549
Total available for sale securities	$240,288	$2	$(184)	$240,106
Total cash, cash equivalents, and available for sale securities	$329,887	$2	$(184)	$329,705

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2016
Cash and cash equivalents	$187,335	$—	$—	$187,335
Available for sale securities:
Certificates of deposit	$12,698	—	—	$12,698
U.S. Government debt securities	50,952	—	(32)	50,920
Corporate debt securities	9,398	—	(8)	9,390
Total available for sale securities	$73,048	$—	$(40)	$73,008
Total cash, cash equivalents, and available for sale securities	$260,383	$—	$(40)	$260,343

The estimated fair value of the Company’s available for sale securities balance at September 30, 2017, by contractual maturity, is as follows:

Due in one year or less	$217,429
Due after one year	22,677
Total available for sale securities	$240,106

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

Assets measured or disclosed at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2017
Assets:
Cash and cash equivalents	$89,599	$—	$—	$89,599
Certificates of deposit	—	17,788	—	17,788
U.S. Government debt securities	—	152,769	—	152,769
Corporate debt securities	—	69,549	—	69,549
	$89,599	$240,106	$—	$329,705

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2016
Assets:
Cash and cash equivalents	$187,335	$—	$—	$187,335
Certificates of deposit	—	12,698	—	12,698
U.S. Government debt securities	—	50,920	—	50,920
Corporate debt securities	—	9,390	—	9,390
	$187,335	$73,008	$—	$260,343

The Company’s corporate debt securities are all investment grade.

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2017 and December 31, 2016.

Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would result in material changes in the fair value of investments.

6. Accrued Expenses

Accrued expenses are as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Accrued clinical expenses	$13,977	$23,643
Accrued bonus	2,403	2,995
Accrued professional fees	1,541	539
Accrued vacation	691	513
Accrued payroll	536	596
Accrued other	2,279	1,975
Total accrued expenses	$21,427	$30,261

7. Warrant

In connection with the Janssen Agreement, in February 2017 the Company issued a warrant to purchase 509,611 shares of the Company’s common stock at an exercise price of $9.81 per share.  The warrant is fully vested upon issuance and exercisable in whole or in part, at any time prior to the fifth anniversary of the date of issuance. The warrant satisfied the equity classification criteria of ASC 815, and is therefore classified as an equity instrument.  The fair value at issuance of $3.4 million was calculated using the Black Scholes option pricing model and was charged to research and development expense as it represented consideration for a license for which the underlying intellectual property was deemed to have no alternative future use. As of September 30, 2017, the warrant remains outstanding and expires on February 9, 2022.

8. Stockholders’ Equity

Authorized and Outstanding Capital Stock

As of September 30, 2017, the authorized capital stock of the Company included 175,000,000 shares of common stock, par value $0.00001 per share, of which 47,238,001 and 38,615,709 shares are issued and outstanding at September 30, 2017 and December 31, 2016, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which 0 shares are issued and outstanding at September 30, 2017 and December 31, 2016.

Equity Plans

On February 28, 2014, the Company’s Board of Directors adopted its 2014 Incentive Plan (the “2014 Plan”) and its 2014 Employee Stock Purchase Plan (the “ESPP”), which were subsequently approved by its stockholders and became effective upon the closing of the Company’s initial public offering on March 25, 2014. The 2014 Plan replaced the 2008 Equity Incentive Plan (as amended, the “2008 Plan”); however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. In May 2016 the Company’s Board of Directors approved an inducement award program that was separate from the Company’s equity plans and which, consistent with NASDAQ listing rules, did not require shareholder approval (the 2016 program and similar programs, each an “Inducement Award Program”) under which 350,000 shares were reserved to be issued in 2016 and awards relating to 255,000 shares were granted and remain eligible to vest. The Company continues to grant inducement awards to new hires under a 2017 authorization.

The 2014 Plan allows for the granting of stock options, stock appreciation rights (SARs), restricted stock, unrestricted stock, restricted stock units (RSUs), performance awards and other awards convertible into or otherwise based on shares of our common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1st of each calendar year, by an amount equal to three percent (3%) of the number of shares of stock outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31st (the “2014 Plan Evergreen Provision”). The Company’s Board of Directors may act prior to January 1st of any year to provide that there will be no automatic increase in the number of shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). During the first nine months of 2017, the Company granted 1,124,400 stock options to employees, of which 405,000 were granted under the Inducement Award program, 439,900 RSUs to employees and 87,500 stock options to directors under the 2014 Plan.

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

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	September 30, 2017	December 31, 2016
Common stock options and RSUs outstanding	4,471,741	3,579,694
Shares available for issuance under the 2014 Plan (1)	1,003,137	885,328
Warrant to purchase common stock	509,611	—
Shares available for issuance under the ESPP (2)	652,290	803,105
Total	6,636,779	5,268,127

(1)

On January 1, 2017 and January 1, 2016, the shares reserved for future grants under the 2014 Plan increased by 1,265,863 and 986,800 shares, respectively, pursuant to the 2014 Plan Evergreen Provision.

(2)	On February 28, 2016, the shares reserved for future issuance under the ESPP increased by 273,404 shares pursuant to the ESPP Evergreen Provision.

Stock-Based Compensation

Stock Options

On February 21, 2017, as part of the Company’s annual grant of equity, the Company issued 719,400 stock options to employees. In addition, the Company issues stock options to new hires and occasionally to other employees not in connection with the annual grant process.  Options granted by the Company vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options vest in installments of (i) 25% at the one year anniversary and (ii) in either 36 or 48 equal monthly or 12 equal quarterly installments beginning in the thirteenth month after the initial vesting commencement date or grant date, subject to the individual’s continuous service with the Company. Options generally expire ten years after the date of grant. The Company recorded approximately $1.6 million and approximately $1.2 million of stock-based compensation expense related to stock options during the three months ended September 30, 2017 and 2016, respectively and approximately $4.9 million and $3.4 million during the nine months ended September 30, 2017 and 2016, respectively.

Restricted Stock

On December 23, 2013, the Company issued 450,224 shares of restricted stock to employees and 79,067 shares of restricted stock to non-employees at a grant date fair value of $7.42 per share.  The aggregate grant date fair value for the shares of restricted stock issued on December 23, 2013 totaled approximately $3.9 million. The awards of restricted stock contained a performance condition wherein vesting is contingent upon the Company’s consummation of a liquidity event, as defined, prior to the fifth anniversary of the date of grant. Certain of the awards of restricted stock have a requisite service period that was complete upon grant. The remainder of the awards of restricted stock have a requisite service period of four years whereby the award vests 25% on the one year anniversary of the Vesting Commencement Date (as defined), then ratably on the first day of each calendar quarter for 12 quarters, subject to continuous service by the individual and achievement of the performance target. Due to the nature of the performance condition, the Company had concluded that the performance condition was not probable of achievement and therefore, recognition of compensation cost had been deferred until the occurrence of a liquidity event, as defined.  Compensation expense related to the restricted stock awards is being recognized over the associated requisite service period which commenced on March 25, 2014. The Company recorded approximately $0.1 million of stock-based compensation expense related to restricted stock during each of the three months ended September 30, 2017 and 2016, and approximately $0.2 million and $0.1 million during the nine months ended September 30, 2017 and 2016, respectively, as a result of mark to market adjustments related to non-employees.

Restricted Stock Units

On February 21, 2017, as part of the Company’s annual grant of equity, the Company issued 423,650 RSUs to employees.  In addition, the Company occasionally issues RSUs not in connection with the annual grant process to employees.  100% of each RSU grant vests on the third anniversary of the grant date, subject, in each case, to the individual’s continued service through the applicable vesting date. Total stock-compensation expense to be recognized over the life of the RSUs is $2.9 million and will be recognized on a straight-line basis over the vesting period. The Company recorded approximately $0.4 million and $0.2 million of stock-based compensation expense related to the RSUs during the three months ended September 30, 2017 and 2016, respectively, and approximately $1.5 million and $0.5 million during the nine months ended September 30, 2017 and 2016, respectively.

Employee Stock Purchase Plan

The first offering period under the ESPP opened on January 2, 2015.  The Company issued 44,789 shares during the first nine months of 2017.  The Company recorded approximately $47,000 and $32,000 of stock-based compensation expense related to ESPP during the three months ended September 30, 2017 and 2016, respectively, and approximately $0.1 million during each of the nine months ended September 30, 2017 and 2016.

Stock-Based Compensation Expense Summary

The Company has classified its stock-based compensation expense related to share-based awards as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)		(in thousands)
Research and development	$569	$636	$5,741	$1,393
General and administrative	1,584	992	4,346	2,708
Total	$2,153	$1,628	$10,087	$4,101

Compensation expense by type of award:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017		September 30, 2016
	(in thousands)		(in thousands)
Stock options	$1,606	$1,229	$4,927		$3,378
Restricted stock	93	135	158		148
Restricted stock units	407	232	1,458		496
Employee stock purchase plan	47	32	131		79
Warrant	—	—	3,413		—
Total	$2,153	$1,628	$10,087	(1)	$4,101
(1)	This amount includes $3.4 million of fair value related to the warrants issued to Janssen

9. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three months ended September 30, 2017 and 2016. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

10. Commitments and Contingencies

The Company leases approximately 45,362 square feet of office and lab space in Cambridge, Massachusetts under a lease which was most recently amended in July 2016, collectively, the Lease.  Total monthly lease payments for base rent are approximately $242,000 per month which is subject to annual rent escalations. In addition to such annual rent escalations, base rent payments for a portion of said premises commenced on January 1, 2017 in the monthly amount of approximately $22,000.  Landlord contributions included in the Lease from the landlord totaled $2,169,920, including $70,526 in leasehold improvements not yet utilized.  The landlord contributions are being accounted for as a deferred lease incentive and reduction in monthly rent expense over the term of the Lease. The term of the Lease with respect to the office space expires on September 11, 2026, with one five year extension option available.  The term of the Lease for the lab space is five years, with an extension option for one additional period of two years. The total security deposit in connection with the Lease of $1,280,857 is included in other assets in the Company’s condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.

The Company recognizes rent expense and records a deferred lease obligation representing the cumulative difference between actual facility lease payments and lease expense recognized ratably over the lease period, which is included in the Company’s condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.

Under the Lease, the Company took possession of the remaining 3,384 square feet of office space on January 1, 2017, and subleased this space on that date (the Sublease) as it did not intend to use the space for its operations. The term of the Sublease is two years and the monthly rent to be received by the Company is approximately $22,000. Under the Sublease, the Company’s operating lease obligations through 2018 are partially offset by the receipt of future Sublease payments of approximately $0.3 million. The total security deposit in connection with the Sublease of $21,432, which is due within 30 days from the execution of the Sublease, is included in other current assets and other liabilities in the Company’s condensed consolidated balance sheets.

The Company leases office equipment under three year capital leases with payments commencing in February 2014, April 2015 and February 2016, respectively.  The capital lease amounts are included in accrued expenses and other liabilities.

At September 30, 2017, the Company’s future minimum payments required under these leases are as follows:

		Lease Payments
	Operating	to be Received	Net Operating	Capital
	Lease	from Sublease	Lease Payments	Lease	Total
	(in thousands)
2017	$886	$64	$822	$2	$824
2018	3,545	257	$3,288	5	$3,293
2019	3,545	—	$3,545	—	$3,545
2020	3,545	—	$3,545	—	$3,545
2021	3,510	—	$3,510	—	$3,510
Thereafter	14,666	—	$14,666	—	$14,666
Total	$29,697	$321	$29,376	7	$29,383
Less amount representing interest				—
Present value of minimum lease payments at September 30, 2017				$7

The Company recorded approximately $0.8 million and $0.6 million in rent expense for the three months ended September 30, 2017 and 2016, respectively, and approximately $2.4 million and $1.7 million for the nine months ended September 30, 2017 and 2016, respectively.

Under the Company’s agreement with a subsidiary of Quintiles IMS Holdings, Inc., or Quintiles, to provide services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of September 30, 2017 were approximately $293.8 million including change orders totaling $32.9 million of additional costs entered into in October 2017. The estimated period of performance for the committed work with Quintiles is through the fourth quarter of 2019.  The Company contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $43.8 million and $24.9 million at September 30, 2017 and December 31, 2016, respectively. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

In July 2011, a third party filed an opposition to our issued European Patent No. 2044005, or the ’005 Patent. During the oral proceedings, which took place on April 10, 2013, the Opposition Division of the European Patent Office maintained the ’005 Patent on the basis of the third auxiliary request filed during the oral proceedings. This decision resulted in the maintenance of a claim directed to a compound chosen from a group of eight compounds, including vadadustat, as well as claims to compositions and methods for treating various diseases, including, but not limited to, anemia. Both parties have appealed the decision of the Opposition Division and a hearing has been scheduled for May 8, 2018. The Company cannot be assured of the breadth of the claims that will remain in the ’005 Patent or that the patent will not be revoked in its entirety.

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

On May 13, 2015, May 20, 2015 and July 6, 2015, the Company filed oppositions to FibroGen’s European Patent Nos. 2322153, 2322155, and 1633333, or the ’153 patent, the ’155 patent, and the ’333 patent, respectively, requesting the patents be revoked in their entirety. These related patents claim, among other things, various compounds that either stabilize HIFα or inhibit a HIF hydroxylase or a HIF prolyl hydroxylase for treating or preventing various conditions, including, inter alia, iron deficiency, microcytosis associated with iron deficiency, anemia of chronic disease, anemia wherein the subject has a transferrin saturation of less than 20%, anemia refractory to treatment with exogenously administered erythropoietin, or EPO, and microcytosis in microcytic anemia. Such method of use patents do not prevent persons from using the compound for other uses, including any previously known use of the compound. In particular, these patents do not claim methods of using any of our product candidates for purposes of inhibiting hypoxia-inducible factor prolyl hydroxylases, or HIF-PHs, for the treatment of anemia secondary to CKD. While the Company does not believe these patents will prevent it from commercializing vadadustat for treatment of anemia secondary to CKD, the Company filed these oppositions to provide us and our partners with maximum flexibility for developing vadadustat and our pipeline of HIF PH inhibitors. Oppositions to the ’155 patent and the ’153 patent were also filed by Glaxo Group Limited, or Glaxo, and by Bayer Intellectual Property GmbH, Bayer Pharma Aktiengesellschaft, and Bayer Animal Health GmbH.  In oral proceedings held on May 29, 2017, the European Opposition Division ruled that the '155 patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. Subsequently, in related oral proceedings held on May 31, 2017 and June 1, 2017 for the '153 patent, FibroGen significantly narrowed the claims to an indication for which vadadustat is not intended to be developed.

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

11. Employee Retirement Plan

During 2008, the Company established a retirement plan (the Plan) authorized by Section 401(k) of the Internal Revenue Code. In accordance with the Plan, all employees who have attained the age of 21 are eligible to participate in the Plan as of the first Entry Date, as defined therein, following their date of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary and contributions in the amount of approximately $27,000 and $21,000 were made during the three months ended September 30, 2017 and 2016, respectively, and approximately $0.2 million and $0.1 million during the nine months ended September 30, 2017 and 2016, respectively.

12. Net Loss per Share

The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	As of September 30,
	2017	2016
Warrants	509,611	—
Outstanding stock options	3,743,303	2,977,986
Unvested restricted stock	13,982	132,739
Unvested restricted stock units	728,438	438,563
Total	4,995,334	3,549,288

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

This report contains forward-looking statements made with the intention of obtaining the benefits of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

Forward-looking statements involve risk and uncertainties that may cause our actual results, and the timing of events, to differ materially from the results and timing discussed, projected, anticipated, or indicated in any forward-looking statements. We caution readers that forward-looking statements are not guarantees of future performance.

The following information, including all forward-looking statements, should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under Part II, Item 1A. Risk Factors.

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as required by law, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Operating Overview

We are a biopharmaceutical company focused on developing and delivering novel therapeutics for patients based on hypoxia-inducible factor, or HIF, biology, and building our pipeline while leveraging our development and commercial expertise in renal disease. HIF is the primary regulator of the production of red blood cells, or RBCs, in the body, as well as other important metabolic functions.  Pharmacologic modulation of the HIF pathway may have broad therapeutic applications. Our lead product candidate, vadadustat, is an oral therapy in Phase 3 development, which has the potential to set a new standard of care in the treatment of anemia associated with chronic kidney disease, or CKD. Our management team has extensive experience in developing and commercializing drugs for the treatment of renal and metabolic disorders, as well as a deep understanding of HIF biology. This unique combination of HIF and renal expertise is enabling us to advance a pipeline of HIF-based therapies to address serious diseases.

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

Vadadustat has the potential to set a new standard of care for the treatment of anemia in CKD. Early clinical studies of vadadustat demonstrated that diurnal variation of EPO was maintained resulting in predictable increases in hemoglobin in normal human volunteers and similar results were seen in NDD-CKD. These data led us to the design of our Phase 3 clinical program. The vadadustat Phase 3 program in NDD-CKD patients with anemia, called PRO2TECT, and in dialysis dependent (DD) CKD patients with anemia, called INNO2VATE, is designed to enroll up to 6,700 patients evaluating once daily oral dosing of vadadustat against an rESA active comparator, darbepoetin alfa. The enrollment numbers and the completion of the Phase 3 program will be driven by the rate of major adverse cardiovascular events, or MACE. In December 2015, the first patient was dosed in PRO2TECT, and the first patient was dosed in INNO2VATE in August 2016. We expect the remaining aggregate cost of the Phase 3 program to be in the range of $450.0 million to $480.0 million. We expect to report top-line clinical data for the PRO2TECT and INNO2VATE studies in 2019.  If the results from our Phase 3 program are favorable, we currently anticipate submitting marketing applications for vadadustat for the treatment of anemia associated with CKD in the United States and Europe in 2019.

In May 2017, we initiated a Phase 2 study of vadadustat in the rESA hyporesponder population, called FO2RWARD.  Patients who do not adequately respond to rESA treatment represent approximately 10-15% of DD-CKD patients, yet hyporesponders account for 30-40% of total rESA use.  These patients have demonstrated a persistently higher risk of mortality than non-hyporesponders, and represent a high unmet need.  We believe that, given its differentiated mechanism of action, vadadustat may provide a treatment option for these patients, and we anticipate results from FO2RWARD in the second half of 2018.  We plan to initiate a Phase 3 dosing study, called TRILO2GY, in late 2017 or early 2018 to evaluate three-times weekly dosing of vadadustat patients receiving hemodialysis.  This is an important dosing option for dialysis providers, and we previously investigated this dosing regimen in our Phase 2 dialysis study.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $89.2 million and $97.9 million for the nine months ended September 30, 2017 and 2016, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant operating expenses and increased operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	complete the development of vadadustat for anemia secondary to CKD;
•	conduct the FO2RWARD and TRILO2GY clinical studies;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•	have our product candidates manufactured for clinical trials and for commercial sale;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	initiate and continue preclinical and clinical development of our HIF compounds and product candidates;
•	initiate additional preclinical, clinical or other studies for vadadustat;
•	seek to discover and develop additional product candidates;
•	acquire, in-license and develop other commercial products, product candidates and technologies;
•	make royalty, milestone or other payments under our license agreement with Janssen and any future in-license agreements;
•	maintain, protect and expand our intellectual property portfolio;
•	attract and retain skilled personnel; and
•	continue to create additional infrastructure to support our operations as a public company.

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

Through September 2017, we have raised approximately $318.3 million of net proceeds, including $292.6 million from four underwritten public offerings, $25.7 million from an at-the-market offering, or ATM, pursuant to a Sales Agreement with Cantor Fitzgerald & Co and $50.0 million from the sale of 3,571,429 shares of common stock to Vifor Pharma. Our collaborators have committed up to $373.0 million or more in license payments and cost-share funding, which the Company continues to receive on a quarterly prepaid basis.

Financial Overview

In the quarter ended June 30, 2017, we identified and corrected an immaterial error in the amount of research and development expenses related to our global Phase 3 study of vadadustat.  This adjustment also affected the amount of revenue recognized pursuant to our license and collaboration agreements with Otsuka. The adjustments impacted our results of operations in each quarter of 2016 and the first quarter of 2017.  We concluded the effect of these adjustments was not material to our consolidated financial statements for any prior period.

Revenue

To date, we have not generated any revenue from the sales of products. Our revenues have been derived from collaboration agreements.

Revenue recognition for our MTPC collaboration will commence when we begin to deliver the clinical supply of vadadustat to MTPC, which we expect to begin in the fourth quarter of 2017. Therefore, collaboration revenue in the current period is generated exclusively from our collaboration arrangements with Otsuka. The terms of the Otsuka U.S. Agreement contain multiple deliverables, which include at inception: (i) license under certain of our intellectual property to develop, perform medical affairs activities with respect to and conduct non-promotional and commercialization activities related to vadadustat  (the License Deliverable), (ii) development services to be performed pursuant to the current global development plan (the Development Services Deliverable), (iii) rights to future intellectual property (the Future IP Deliverable) and (iv) joint committee services (the Committee Deliverable). We have identified three units of accounting in connection with our obligations under the U.S. collaboration agreement with Otsuka as follows: (i) License Unit of Accounting, which combines the License Deliverable and the Development Services Deliverable (ii) Rights to Future Intellectual Property Unit of Accounting and (iii) Joint Committee Services Unit of Accounting.

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
•

the scope, progress, results and costs of additional preclinical, clinical, or other studies for vadadustat, as well as any studies of AKB-5169 and other product candidates that we may develop or acquire;

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

From inception through September 30, 2017, we have incurred $394.4 million in research and development expenses. We plan to increase our research and development expenditures for the foreseeable future as we continue the development of vadadustat and our other product candidates. Our current and/or planned research and development activities include the following:

•	global development of vadadustat;
•	research and development of compounds in our HIF portfolio, including product candidates such as AKB-5169; and
•	diversification of our pipeline in kidney disease and other HIF-modulated diseases.

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

Stock-based compensation expense totaled approximately $2.2 million and $1.6 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $10.1 and $4.1 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

	Three months ended		Increase
	September 30, 2017	September 30, 2016	(Decrease)
	(In Thousands)
Collaboration revenue	$41,283	$—	$41,283
Operating expenses:
Research and development	58,711	31,238	27,473
General and administrative	6,748	4,944	1,804
Total operating expenses	65,459	36,182	29,277
Loss from operations	(24,176)	(36,182)	(12,006)
Other income, net	1,042	(126)	1,168
Net loss	$(23,134)	$(36,308)	$(13,174)

Collaboration Revenue. Collaboration revenue was $41.3 million for the three months ended September 30, 2017 and related entirely to our agreements with Otsuka. We did not recognize any collaboration revenue in the three month period ended September 30, 2016 as the Otsuka agreements were not consummated in that time period, and all revenue recognition criteria for the MTPC Agreement, as required under ASC 605, had not been satisfied.

Research and Development Expenses. Research and development expenses were $58.7 million for the three months ended September 30, 2017, compared to $31.2 million for the three months ended September 30, 2016, an increase of $27.5 million. The increase was primarily due to the following:

(in millions)
PRO2TECT and INNO2VATE Phase 3 program	$20.1
FO2RWARD and TRILO2GY studies	2.6
Japan Phase 3 studies	2.1
Regulatory and other clinical and non-clinical activities	1.3
Manufacture of drug substance	(0.1)
Total increase related to the continued development of vadadustat	26.0
Headcount, consulting and facilities	1.4
Other	0.1
Total net increase	$27.5

The increase in the costs related to the development of vadadustat is primarily attributable to external costs related to the PRO2TECT and INNO2VATE Phase 3 program, the Phase 2 studies in Japan and activities related to the FO2RWARD and TRILO2GY studies. We expect to incur a total of approximately $25.0 million for the Phase 2 studies in Japan of which MTPC has already paid $20.0 million and MTPC will reimburse us for the remaining costs once incurred. The increase in headcount, consulting and facility related costs relates to additional resources required to support our expanding research and development programs. We expect our research and development expenses to increase in future periods in support of the Phase 3 programs and other studies and our pipeline development.

General and Administrative Expenses. General and administrative expenses were $6.7 million for the three months ended September 30, 2017, compared to $4.9 million for the three months ended September 30, 2016. The increase of $1.8 million was primarily due to an increase in costs to support our research and development programs, including headcount and compensation-related costs, and associated facility-related costs as well as an increase in patent costs. We expect our general and administrative expenses to increase in future periods to support our continued research and development and potential commercialization of our product candidates.

Other Income, Net. Other income, net, was $1.0 million for the three months ended September 30, 2017 and was primarily comprised of interest income. Other expense, net for the three months ended September 30, 2016 consisted of interest income of $0.2 million offset by expenses related to the write-off of capitalized software.

Results of Operations

Comparison of the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended		Increase
	September 30, 2017	September 30, 2016	(Decrease)
	(In Thousands)
Collaboration revenue	$90,668	$—	$90,668
Operating expenses:
Research and development	$162,511	$82,350	$80,161
General and administrative	19,441	16,066	3,375
Total operating expenses	181,952	98,416	83,536
Loss from operations	(91,284)	(98,416)	$(7,132)
Other income, net	2,090	531	1,559
Net loss	$(89,194)	$(97,885)	$(8,691)

Collaboration Revenue. Collaboration revenue was $90.7 million for the nine months ended September 30, 2017 under our agreement with Otsuka. We did not recognize any collaboration revenue in the nine month period ended September 30, 2016 as the Otsuka agreements were not consummated in that time period, and all revenue recognition criteria for the MTPC Agreement, as required under ASC 605, had not been satisfied.

Research and Development Expenses. Research and development expenses were $162.5 million for the nine months ended September 30, 2017, compared to $82.4 million for the nine months ended September 30, 2016, an increase of $80.2 million. The increase was primarily due to the following:

(in millions)
PRO2TECT and INNO2VATE Phase 3 program	$51.0
Japan Phase 2 studies	11.0
FO2WARD and TRILO2GY studies	5.6
Regulatory and other clinical and non-clinical activities	2.6
Medical affairs	0.6
Manufacture of drug substance	(1.3)
Total increase related to the continued development of vadadustat	69.5
Headcount, consulting and facilities	5.9
Fair value of warrant issued in connection with Janssen Agreement	3.4
License fee in connection with Janssen Agreement	1.0
Other	0.4
Total net increase	$80.2

The increase in the costs related to the development of vadadustat is primarily attributable to external costs related to the PRO2TECT and INNO2VATE Phase 3 program, the Phase 2 studies in Japan and activities related to the FO2RWARD and TRILO2GY studies. We expect to incur a total of approximately $25.0 million for the Phase 2 studies in Japan of which MTPC has already paid $20.0 million and MTPC will reimburse us for the remaining costs once incurred The increase in headcount, consulting and facility related costs relates to additional resources required to support our expanding research and development programs.  We expect our research and development expenses to increase in future periods in support of the Phase 3 programs and other studies and our pipeline development.

General and Administrative Expenses. General and administrative expenses were $19.4 million for the nine months ended September 30, 2017, compared to $16.1 million for the nine months ended September 30, 2016. The increase of $3.4 million was primarily due to an increase in costs to support our research and development programs, including headcount and compensation-related costs, and associated facility-related costs partially offset by lower commercial planning costs and patent related costs. We expect our general and administrative expenses to increase in future periods to support our continued research and development and potential commercialization of our product candidates.

Other Income, Net. Other income, net was $2.1 million for the nine months ended September 30, 2017 and $0.5 million for the nine months ended September 30, 2016. Other income, net for the nine months ended September 30, 2017 is primarily comprised of interest income.  Other income, net for the nine months ended September 30, 2016 is primarily comprised of interest income partially offset by expenses related to the write-off of capitalized software.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of September 30, 2017, we had an accumulated deficit of $386.3 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally through sales of our common stock and payments received from our collaboration partners. As of September 30, 2017, we had cash and cash equivalents and available for sale securities of approximately $329.7 million.  Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities stated at fair value, are also available as a source of liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended
	September 30, 2017	September 30, 2016
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(39,781)	$(37,764)
Investing activities	(168,952)	(9,601)
Financing activities	110,997	63,417
Net (decrease) increase in cash and cash equivalents	$(97,736)	$16,052

Operating Activities. The net cash used in operating activities was $39.8 million for the nine months ended September 30, 2017 and consisted primarily of a net loss of $89.2 million adjusted for non-cash items, including stock-based compensation expense of $10.1 million, amortization of premium/discount on investments of $0.5 million, depreciation and amortization of $0.4 million and a net increase in operating assets and liabilities of $38.4 million. The significant items in the change in operating assets and liabilities include an increase in deferred revenue of $8.4 million and a decrease in unbilled receivable of approximately $33.5 million related to unbilled payments from Otsuka received in the first quarter of 2017, an increase in deferred rent of approximately $0.3 million partially offset by a decrease in accounts payable and accrued expenses of approximately $2.2 million and a decrease of approximately $1.8 million in prepaid expenses and other current assets. The net decrease in accounts payable and accrued expenses is primarily driven by clinical and non-clinical study costs associated with vadadustat.

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

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2017 was $169.0 million and was comprised primarily of purchases of available for sale securities of $265.6 million and purchases of equipment of $1.2 million, offset by proceeds from the maturities of available for sale securities of $97.9 million.

Net cash used in investing activities for the nine months ended September 30, 2016 was $9.6 million and was comprised primarily of purchases of available for sale securities of $132.1 million and purchases of equipment of $2.6 million, offset by proceeds from the maturities of available for sale securities of $125.1 million.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2017 was $111.0 million and consisted primarily of net proceeds from the public issuance of common stock, proceeds from the exercise of stock options and proceeds from the sale of stock under our employee stock purchase plan.

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

We ended the third quarter of 2017 with cash, cash equivalents and available for sale securities of $329.7 million. Our collaborators have committed up to $373.0 million or more in license payments and cost-share funding, which the Company continues to receive on a quarterly prepaid basis. The Company expects its existing cash resources, including the timing of committed research and development funding from its collaborators, to fund the Company’s current operating plan into the second of 2019. Thereafter committed research and development funding will continue to be received from Otsuka on a prepaid, quarterly basis.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K that was filed with the SEC on March 6, 2017 other than change orders totaling $32.9 million of additional costs entered into in October 2017 under our agreement with Quintiles. Under our agreement with Quintiles our total remaining contract costs were $293.8 million, including the change orders signed in October 2017.

Off-Balance Sheet Arrangements

As of September 30, 2017 we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2017 and December 31, 2016, we had cash and cash equivalents and available-for-sale securities of $329.7 million and $260.3 million, respectively, primarily money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of September 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the second quarter of fiscal 2017, we identified a material weakness in our internal control over financial reporting resulting from inadequate control over expense recognition of certain cash advance payments made to one of our clinical research organizations supporting our global Phase 3 program.  Specifically, we did not have adequate controls in place to properly determine the portion of the cash advance payments that should be recorded as an expense in the period and the portion that should be recorded as a prepaid expense.  In addition, the amount of revenue recognized pursuant to certain of our collaboration agreements was consequently affected, as such revenue is recognized based on the percentage of expense incurred on the total of the expected cost of the global Phase 3 program.  Based upon that discovery, our principal executive officer and principal financial officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective at a level that provides reasonable assurance.

To remediate the material weakness described above, we have added additional resources and have initiated compensating controls and are enhancing and revising the design of existing controls and procedures to properly account for certain research and development expenses. The revised and enhanced controls will not be considered effective until they operate for a sufficient period of time and management has concluded, through testing, that these controls are operating as designed.

Changes in Internal Control over Financial Reporting

Other than with respect to the ongoing remediation of the material weakness noted above, during the quarter ended September 30, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Opposition Proceeding Against Our ’005 Patent

In July 2011, a third party filed an opposition to our issued European Patent No. 2044005, or the ’005 Patent. During the oral proceedings, which took place on April 10, 2013, the Opposition Division of the European Patent Office maintained the ’005 Patent on the basis of the third auxiliary request filed during the oral proceedings. This decision resulted in the maintenance of a claim directed to a compound chosen from a group of eight compounds, including vadadustat, as well as claims to compositions and methods for treating various diseases, including, but not limited to, anemia. Both parties have appealed the decision of the Opposition

Division and a hearing has been scheduled for May 8, 2018. We cannot be assured of the breadth of the claims that will remain in the ’005 Patent or that the patent will not be revoked in its entirety.

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

On May 13, 2015, May 20, 2015 and July 6, 2015, we filed oppositions to FibroGen’s European Patent Nos. 2322153, 2322155, and 163333, or the ’153 patent, the ’155 patent, and the ’333 patent, respectively, requesting the patents be revoked in their entirety. These related patents claim, among other things, various compounds that either stabilize HIFα or inhibit a HIF hydroxylase or a HIF prolyl hydroxylase for treating or preventing various conditions, including, inter alia, iron deficiency, microcytosis associated with iron deficiency, anemia of chronic disease, anemia wherein the subject has a transferrin saturation of less than 20%, anemia refractory to treatment with exogenously administered erythropoietin, or EPO, and microcytosis in microcytic anemia. Such method of use patents do not prevent persons from using the compound for other uses, including any previously known use of the compound. In particular, these patents do not claim methods of using any of our product candidates for purposes of inhibiting hypoxia-inducible factor prolyl hydroxylases, or HIF-PHs, for the treatment of anemia secondary to CKD. While we do not believe these patents will prevent us from commercializing vadadustat for the treatment of anemia secondary to CKD, we filed these oppositions to provide us and our partners with maximum flexibility for developing vadadustat and our pipeline of HIF PH inhibitors. Oppositions to the ’155 patent and the ’153 patent were also filed by Glaxo Group Limited, or Glaxo, and by Bayer Intellectual Property GmbH, Bayer Pharma Aktiengesellschaft, and Bayer Animal Health GmbH.  In oral proceedings held on May 29, 2017, the European Opposition Division ruled that the '155 patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. Subsequently, in related oral proceedings held on May 31, 2017 and June 1, 2017 for the '153 patent, FibroGen significantly narrowed the claims to an indication for which vadadustat is not intended to be developed.

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

We have incurred net losses each year since our inception, including net losses of $89.2 million for the nine months ended September 30, 2017, and $97.9 million for the nine months ended September 30, 2016. As of September 30, 2017, we had an accumulated deficit of $386.3 million. To date, we have not commercialized any products or generated any revenue from the sale of products. We do not know whether or when we will generate revenue or become profitable.

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

We expect to continue to incur significant expenses and increased operating losses for the foreseeable future. We anticipate that our expenses will increase significantly if and as we:

•	conduct our development program of vadadustat for the treatment of anemia secondary to CKD, including PRO2TECT, INNO2VATE, FO2RWARD and TRILO2GY;
•	develop plans for the preclinical and clinical development of AKB-5169 and our other product candidates;
•	seek regulatory approvals for our product candidates that successfully complete clinical studies;
•	have our product candidates manufactured for clinical trials and for commercial sale;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	initiate additional preclinical, clinical or other studies for vadadustat, AKB-5169 and other product candidates that we may develop or acquire;
•	seek to discover and develop additional product candidates;
•	acquire, in-license and develop other commercial products, product candidates and technologies;
•	make royalty, milestone or other payments under our license agreement with Janssen and any future in-license agreements;
•	maintain, protect and expand our intellectual property portfolio;
•	attract and retain skilled personnel; and
•	continue to create additional infrastructure to support our operations as a public company.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, if at all, we will be able to achieve profitability. If we are required by the FDA, EMA, or other regulatory authorities or if we otherwise believe it is necessary in order to obtain regulatory approval to perform studies in addition to, different from or larger than those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates, our expenses could increase.

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

As of September 30, 2017, our cash and cash equivalents and available for sale securities were $329.7 million. We believe that we will continue to expend substantial resources for the foreseeable future developing vadadustat, AKB-5169 and any other product candidates that we may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise as a result of our decision to include certain elements in our development programs. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•

significant costs associated with our Phase 3 clinical studies of vadadustat for the treatment of anemia secondary to CKD; we expect the remaining aggregate cost of the Phase 3 program to be in the range of $450.0 million to $480.0 million and the PRO2TECT and INNO2VATE Phase 3 programs are designed to enroll up to approximately 6,700 CKD patients; such estimated costs could increase significantly if the Phase 3 program takes longer to complete or if we choose to add additional investigative sites, add additional patients, modify the clinical trial protocol, or perform other studies in support of the Phase 3 program, or if we choose to add third-party vendors to support the program;

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
•

the scope, progress, results and costs of additional preclinical, clinical, or other studies for vadadustat, as well as any studies of AKB-5169 and other product candidates that we may develop or acquire;

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

We ended the third quarter of 2017 with cash, cash equivalents and available for sale securities of $329.7 million. Our collaborators have committed up to $373.0 million or more in license payments and cost-share funding, which we continue to receive on a prepaid quarterly basis. The Company expects its existing cash resources, including the timing of committed research and development funding from its collaborators, to fund the Company’s current operating plan into the second quarter of 2019. Thereafter committed research and development funding will continue to be received from Otsuka on a prepaid, quarterly basis. If and until we can generate a sufficient amount of revenue from our products, we expect to finance future cash needs through public or private equity, debt offerings, or strategic transactions. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our development milestones may not be achieved, we may not receive the anticipated funding from our collaboration partners, and we may not secure other sources of financing.

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

Risks Related to our Business and the Clinical Development, Regulatory Review and Approval of Vadadustat and our Other Product Candidates

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

We and Otsuka, our collaboration partner, are not permitted to market vadadustat in the United States until we receive approval from the FDA, in the European Union until we receive approval from the EMA, or in any jurisdiction outside of the United States until we receive the requisite approval from regulatory authorities in such jurisdiction. MTPC, our collaboration partner in Asia, will not be permitted to market vadadustat in Japan without approval from the PMDA. As a condition to receiving regulatory approval for vadadustat, we must complete Phase 3 studies and any additional non-clinical or clinical studies required by the FDA, EMA, PMDA or other regulatory authorities. Vadadustat may not be successful in clinical trials or receive regulatory approval. Further, vadadustat may not receive regulatory approval even if it is successful in clinical trials. Obtaining regulatory approval in the United States is a complex, lengthy, expensive and uncertain process that typically takes many years following the completion of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, the safety concerns associated with injectable rESAs may affect the FDA’s review of the safety results of compounds of this class, including vadadustat. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that vadadustat will never obtain regulatory approval. The FDA may delay, limit or deny approval of vadadustat for many reasons including, among others:

•	we may not be able to demonstrate that vadadustat is safe and effective in treating anemia secondary to CKD to the satisfaction of the FDA;
•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;
•	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;
•	the FDA may not approve the formulation, labeling or specifications we request for vadadustat;
•	the FDA may approve vadadustat for use only in a small patient population;
•	the FDA may require that we conduct additional clinical trials;

•	we, or our CROs or vendors, may fail to comply with good clinical practice, or GCP, requirements;
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

We currently expect to seek regulatory approval of vadadustat for the treatment of anemia secondary to CKD in markets outside the United States, including the European Union and Japan. Our ability to successfully initiate, enroll and complete a clinical study in any country outside of the United States is subject to numerous risks unique to conducting business in international markets, including:

•	difficulty in establishing or managing relationships with qualified CROs, physicians and clinical trial sites;
•	different local standards for the conduct of clinical studies;
•	difficulty in complying with various and complex import laws and regulations when shipping drug to certain countries; and
•	the potential burden of complying with a variety of laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatments.

Data obtained from studies conducted in the United States may not be accepted by the EMA, PMDA and other regulatory authorities outside of the United States. Also, certain jurisdictions require data from studies conducted in their country in order to obtain approval in that country.

We may be delayed in obtaining, or be unable to obtain, regulatory approval or reimbursement for vadadustat in certain countries outside of the United States.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the relevant independent institutional review boards at the sites at which such trials are being conducted, by the Independent Data Monitoring Committee, or IDMC, for such trial or by the FDA or other regulatory authorities. Such suspension or termination may be due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, GCP requirements or our clinical protocols. A suspension or termination may also be due to critical findings resulting from inspection by the FDA or other regulatory authorities of the clinical trial operations, a clinical trial site or manufacturing facilities. The imposition of a clinical hold, unforeseen safety issues or adverse side effects, changes in laws or regulations, or lack of adequate funding to continue the clinical trial may also result in a suspension or termination. Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product including Risk Evaluation and Mitigation Strategies, or REMS. In addition, if the FDA approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval.

Post-approval discovery of previously unknown problems with an approved drug product, including adverse events of unanticipated severity or frequency or relating to manufacturing operations or processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the drug product, withdrawal of the drug product from the market, or drug product recalls;
•	fines, warning letters or clinical holds;
•	refusal by the FDA or other regulatory authorities to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	Risk Evaluation and Mitigation Strategies; and
•	injunctions or the imposition of civil or criminal penalties.

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

We entered into an agreement with Quintiles IMS Holdings, Inc., or Quintiles, to be our primary CRO for the PRO2TECT and INNO2VATE programs. Pursuant to this agreement, Quintiles may engage subcontractors to perform some of their obligations. If Quintiles or its subcontractors cannot perform effectively or if Quintiles terminates its engagement with us, the progress of our Phase 3 clinical studies may be impacted and we may incur significant added costs in identifying, qualifying and contracting with a new CRO.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, the FDA and equivalent regulatory authorities outside of the United States require compliance with regulations and standards, including GCP requirements, for designing, conducting, monitoring, recording, analyzing and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the rights, integrity and confidentiality of study subjects are protected. Although we rely on third parties to conduct our clinical trials, we are responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol in compliance with legal and regulatory requirements. Regulatory authorities enforce these GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of our CROs, their subcontractors, or clinical trial sites fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product that meets certain specifications and is manufactured under applicable cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If these third parties do not successfully carry out their duties under their agreements, if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to clinical trial protocols or regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, the clinical trials of our product candidates may not meet regulatory requirements. If clinical trials do not meet regulatory requirements or if these third parties need to be replaced, pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of our product candidates on a timely basis or at all.

We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, resulting in additional costs and depriving us of potential product revenue. In addition, we are using an active comparator in our PRO2TECT and INNO2VATE clinical programs. If our distributors are unable to obtain sufficient supply of the active comparator for any reason, or supply active comparator to clinical trial sites in a timely manner, our clinical trials may be extended, delayed, suspended or terminated.

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

Completion of our clinical trials and commercialization of our product candidates require access to facilities to manufacture our product candidates at sufficient yields and at clinical and commercial scale. We have limited experience manufacturing, or managing third parties in manufacturing, our product candidates in the volumes that will be necessary to support large-scale clinical trials or commercial sales. Our contract manufacturers may not meet our initial expectations as to scheduling, scale-up, reproducibility, yield, purity, cost, potency or quality.

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

If we fail to maintain our current collaborations with Otsuka or MTPC, we will bear all of the risk and costs related to the development and commercialization of vadadustat, and we may need to seek additional financing, hire additional employees and otherwise develop additional expertise. This could negatively affect the development and commercialization of vadadustat.

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

In July 2011, a third party filed an opposition to one of our issued European patents, European Patent No. 2044005, or the ’005 Patent. During the oral proceedings, which took place on April 10, 2013, the Opposition Division of the European Patent Office decided to maintain certain claims of the patent directed to a compound chosen from a group of eight compounds, including vadadustat, as well as claims to compositions and methods for treating various diseases including, but not limited to, anemia. Both parties have appealed the decision of the Opposition Division and a hearing has been scheduled for May 8, 2018. We cannot be assured of the breadth of the claims that will remain in the ’005 Patent or that the patent will not be revoked in its entirety. If the European Patent Office decides to narrow the scope of the claims or revoke the ’005 Patent, we may not be able to establish a competitive advantage in the European Union in our market or successfully commercialize our product candidates in the European Union, which could materially adversely affect our business, operating results and financial condition.

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

We license intellectual property rights from third parties that protect some of our product candidates.  If a dispute were to arise with a licensor pursuant to such a license agreement, our rights to use the licensed intellectual property and to develop and commercialize the compounds that such intellectual property covers could be jeopardized.  If we have expended significant resources developing these compounds, such a dispute could have a material adverse effect on our business.

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

Third parties may hold or obtain patents or other intellectual property rights and allege in the future, that the use of our product candidates infringes these patents or intellectual property rights, or that we are employing their proprietary technology without authorization. We do not believe that there are any currently issued U.S. patents that will prevent us from commercializing vadadustat; nor do we make any admission that any of such patents are valid, enforceable or infringed. Under U.S. law, a party may be able to patent a discovery of a new way to use a previously known compound, even if such compound itself is patented, provided the newly discovered use is novel and nonobvious. Such a method-of-use patent, however, if valid, only protects the use of a claimed compound for the specified methods claimed in the patent. This type of patent does not prevent persons from using the compound for any previously known use of the compound. Further, this type of patent does not prevent persons from making and marketing the compound for an indication that is outside the scope of the patented method. We are not aware of any valid U.S. patents issued to FibroGen, or any other person, that claim methods of using any of our product candidates for purposes of inhibiting hypoxia-inducible factor prolyl hydroxylases, or HIF-PHs, for the treatment of anemia secondary to CKD. For example, we are aware of certain patents that have been acquired by FibroGen directed to certain heterocyclic carboxamide compounds that are described as inhibitors of prolyl-4-hydroxylase. Those patents, however, are believed to have expired as of December 2014.

FibroGen has also filed other patent applications in the U.S. and other countries directed to purportedly new methods of using such previously known heterocyclic carboxamide compounds for purposes of treating or affecting specified conditions, and some of these applications have since issued as patents. To the extent any such patents issue or have been issued, we may initiate opposition or other legal proceedings with respect to such patents. We have discussed the status of the opposition proceedings against FibroGen’s European ’823, ’153,’155 and ’333 patents above in Part II, Item 1. Legal Proceedings.

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

Various administrative proceedings are also available for challenging patents, including interference, reexamination, inter partes review, and post-grant review proceedings before the US PTO or oppositions and other comparable proceedings in foreign jurisdictions. An unfavorable outcome in any current or future proceeding in which we are challenging third party patents could require us to cease using the patented technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all. Even if we are successful, participation in interference or other administrative proceedings before the US PTO or a foreign patent office may result in substantial costs and distract our management and other employees.

For example, we are currently involved in five opposition proceedings in the European Patent Office. These proceedings may be ongoing for a number of years and may involve substantial expense and diversion of employee resources from our business. In addition, we may become involved in additional opposition proceedings or other legal or administrative proceedings in the future. For more information, see the other risk factors under “Risks Related to Intellectual Property” and Part II, Item 1 – Legal Proceedings.

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

Market acceptance is critical to our ability to generate significant revenue. In addition, any product candidate, if approved and commercialized, may be accepted in only limited capacities or not at all. If any of our approved products are not accepted by the market to the extent that we expect, we may not be able to generate significant revenue and our business would suffer.

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

If we or others identify undesirable side effects caused by our product candidates, either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:

•	our clinical trials may be put on hold;
•	patient recruitment could be slowed, and enrolled patients may not want to complete the clinical trial;
•	we may be unable to obtain regulatory approval for our product candidates or regulatory authorities may withdraw approvals of product candidates;
•	regulatory authorities may require additional warnings on the label;
•	Risk Evaluation and Mitigation Strategies outlining the risks of such side effects for distribution to patients may be required;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining marketing approval and, ultimately, market acceptance of our products and could substantially increase our costs.

If we are unable to establish sales, marketing and distribution capabilities or to enter into additional agreements with third parties to market and sell our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

We are currently collaborating with Otsuka to develop and commercialize vadadustat in the United States, Europe and certain other regions and MTPC to develop and commercialize vadadustat in Japan and certain other Asian countries. We do not have a sales or marketing infrastructure and we have not yet sold, marketed or distributed any of our products. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish a sales and marketing organization or make arrangements for sales and marketing services, either by establishing our own or entering into additional geographic collaborations.

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

In addition, if vadadustat is used in an outpatient dialysis facility, such facilities often receive fixed reimbursement for a bundle of dialysis services, including certain drugs and supplies used to treat patients with end-stage renal disease, or ESRD. For example, Medicare payments to ESRD facilities for dialysis treatments are based on a prospective payment system with a standard per treatment payment (subject to certain adjustments such as patient level-case-mix adjustment). The per treatment payment covers a bundle of items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at home and includes the cost of certain routine drugs. At this time, we believe that vadadustat, if approved, will likely be included in the bundle. We may be unable to sell vadadustat, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment or if our costs of production increase faster than increases in reimbursement levels. Patient and provider access to adequate coverage and reimbursement by government and private insurance plans is central to the acceptance of any products for which we receive regulatory approval. If vadadustat is not included in the bundle, the Vifor Agreement would not become effective.  We would be required to enter into contracts with third-party payors and we would be subject to the risks and uncertainties described above.

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

The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, and may adversely affect our business model.

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions related to healthcare availability or the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.

The United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Health Care Reform Act, which include changes to the coverage and reimbursement of drug products under government healthcare programs such as:

•	increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care;
•	extending discounted rates on drug products available under the Public Health Service pharmaceutical pricing program to additional hospitals and other providers;
•	assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid; and
•

requiring drug manufacturers to provide a 50% discount on Medicare Part D brand name prescription drugs sold to Medicare beneficiaries whose prescription drug costs cause the beneficiaries to be subject to the Medicare Part D coverage gap (i.e., the so‑called “donut hole”).

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

•	the demand for any products for which we may obtain regulatory approval;
•	our ability to set a price that we believe is fair for our products;
•	our ability to obtain coverage and reimbursement approval for a product;
•	our ability to generate revenues and achieve or maintain profitability; and
•	the level of taxes that we are required to pay.

Modifications to or repeal of all or certain provisions of the Health Care Reform Act are expected based on recent statements made by the current President and members of Congress. We cannot predict the ultimate content, timing or effect of any changes to the Healthcare Reform Act, and significant changes to, or repeal of, the Healthcare Reform Act could have a material adverse effect on our business, financial condition and profitability.

In addition, other legislative changes have been proposed and adopted since the 2010 healthcare reform legislation. The Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit. The Budget Control Act resulted in the imposition of 2% reductions in Medicare payments to providers beginning in 2013. Recent legislation extends reductions through 2023. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, could have an adverse impact on our anticipated product revenues.

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

Compliance with these laws and regulations requires us to expend significant Company resources.  Failure to comply with these laws and regulations may subject us to penalties, damages, fines, the restructuring of our operations, or the imposition of a clinical hold, any of which could materially adversely affect our business and would result in increased costs and diversion of management attention.

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

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, information or claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

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

If vadadustat is approved and launched commercially, competing drugs may include EPOGEN® and Aranesp®, commercialized by Amgen, Procrit® and Eprex®, commercialized by Johnson & Johnson, and Mircera®, commercialized by Roche Holding Ltd., or Roche. We may face competition from potential new anemia therapies. There are several other HIF product candidates in various stages of active development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by such companies as FibroGen, in collaboration with AstraZeneca PLC in the United States and China and with Astellas Pharma Inc. in Europe and Asia, Japan Tobacco International, GlaxoSmithKline plc and Bayer HealthCare AG. FibroGen is currently in Phase 3 clinical development of its product candidate, roxadustat, and GlaxoSmithKline plc has commenced Phase 3 studies of its product candidate, daprodustat. Some of these product candidates may enter certain markets as early as 2018. In addition, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce rESA utilization and thus limit the market for vadadustat if and when they are approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia that may impact the market for anemia-targeted treatment.

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

Recruiting and retaining qualified scientific, clinical, medical, manufacturing and sales and marketing personnel is critical to our success. We are highly dependent on certain members of our senior management. The loss of the services of our executives, senior managers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executives and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. We may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the intense competition among numerous biopharmaceutical companies for similar personnel.

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

We may encounter difficulties in managing our growth and expanding our operations successfully

As we seek to advance our product candidates through clinical trials and commercialization, we will need to expand our clinical, medical, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. We have recently entered into a number of strategic collaborations for the development and commercialization of vadadustat. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, consultants, vendors, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize vadadustat, if approved, and any other product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, integrate and retain additional qualified personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

Our business and operations and our ability to protect our intellectual property may be materially adversely affected in the event of computer system failures or security breaches.

We deploy defenses against computer system failures and work to secure the integrity of our data systems using techniques, hardware and software typical of companies our size and scope. Despite the implementation of security measures, our internal computer systems, and those of our CRO’s and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, and cyber attacks by increasingly sophisticated intruders or others who try to cause harm to or interfere with our normal use of our systems, as well as natural disasters, fire, terrorism, war and telecommunication and electrical failures.  Likewise, although we believe our vendors and service providers take steps to manage and avoid information security risks and respond to attacks, we may be vulnerable to attacks against our vendors or service providers, and we may not have adequate contractual remedies against such vendors and service providers in such event. If any of these events were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur costs related to, for example, rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages or fines, or taking other remedial steps.  Publicity about vulnerabilities and attempted or successful incursions could damage the integrity of our studies or delay their completion.  In addition, such attacks could compromise our ability to protect our trade secrets and proprietary information from unauthorized access or misappropriation.

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

We could be an emerging growth company for up to five years from our initial public offering in March 2014, although circumstances could cause us to lose that status earlier, including (1) if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time or (2) if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or (3) if we issue more than $1 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2017, we did not have any sales of unregistered securities.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “ Results of Operations and Financial Condition ” of Form 8-K:

On November 8, 2017, Akebia announced its financial results for the quarter ended September 30, 2017 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

The information furnished in Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Item 6. Exhibits.

Exhibits

10.1#	Letter Agreement between Akebia Therapeutics, Inc. and Mitsubishi Tanabe Pharma Corporation, dated September 26, 2017.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

99.1	Press Release issued by Akebia Therapeutics, Inc. on August 8, 2017 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates portions of the exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: November 8, 2017	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer

Under the requirements of the Securities and Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: November 8, 2017	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer

Date: November 8, 2017	By:	/s/ Jason A. Amello
Jason A. Amello
Senior Vice President, Chief Financial Officer and Treasurer