Form 10-Q
period 2018-03-31
Akebia Therapeutics, Inc.
filed 2018-05-09
CIK 1517022

fEDIon of U

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36352

AKEBIA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8756903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 First Street, Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 871-2098

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common Stock, $0.00001 par value	56,883,214

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are being made pursuant to the provisions of the U.S. Private Securities Litigation Reform Act of 1995 with the intention of obtaining the benefits of the “safe harbor” provisions of that Act. These forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “build,” “can,” “contemplate,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “strategy,” “seek,” “target,” “will,” “would,” and other words and terms of similar meaning. These forward-looking statements include, but are not limited to, statements about:

•	the potential therapeutic applications of the HIF pathway;
•	our pipeline, including its potential, and our research activities;
•

the potential therapeutic benefits, safety profile, and effectiveness of our product candidates, including the potential for vadadustat to set a new standard of care in the treatment of anemia due to chronic kidney disease;

•	the potential indications and market potential and acceptance of our product candidates;
•	our competitive position, including estimates, developments and projections relating to our competitors and their products and product candidates, and our industry;
•

our expectations, projections and estimates regarding our costs, expenses, revenues, capital requirements, need for additional capital, financing our future cash needs, capital resources, cash flows, financial performance, profitability, tax obligations, liquidity, growth, contractual obligations, the period of time our cash resources and collaboration funding will fund our current operating plan, internal control over financial reporting, and disclosure controls and procedures;

•	the timing of the availability and presentation of clinical trial data and results;
•

our and our collaborators’ strategy, plans and expectations with respect to the development, manufacturing, commercialization, launch, marketing and sale of our product candidates, and the associated timing thereof;

•	the designs of our studies, and the type of information and data expected from our studies and the expected benefits thereof;
•	the timing of or likelihood of regulatory filings and approvals, including labeling or other restrictions;
•	the targeted timing of enrollment of our clinical trials;
•	the timing of initiation of our clinical trials and plans to conduct preclinical and clinical studies in the future;
•	the timing and amounts of payments from our collaborators and licensees, and the anticipated arrangements and benefits under our collaboration and license agreements;
•

our intellectual property position, including obtaining and maintaining patents; and the timing, outcome and impact of administrative, regulatory, legal and other proceedings relating to our patents and other proprietary and intellectual property rights;

•	expected reliance on third parties;
•	accounting standards and estimates, their impact, and their expected timing of completion;
•	estimated periods of performance of key contracts;
•	our facilities, lease commitments, and future availability of facilities;
•	cybersecurity;
•	insurance coverage;
•	our employees, including our management team, employee compensation, employee relations, and our ability to attract and retain high quality employees; and
•	the implementation of our business model, current operating plan, and strategic plans for our business, product candidates and technology.

These forward-looking statements involve risks and uncertainties, including those that are described in Part II, Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q, that could cause our actual results, financial condition, performance or achievements to be materially different from those indicated in these forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason.

This Quarterly Report on Form 10-Q also contains estimates and other information concerning our industry and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Unless otherwise expressly stated, we obtained this industry, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$158,171	$70,156
Available for sale securities	234,858	247,636
Accounts receivable	35,852	34,216
Prepaid expenses and other current assets	8,100	6,348
Total current assets	436,981	358,356
Property and equipment, net	3,714	3,617
Other assets	2,018	2,274
Total assets	$442,713	$364,247
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$17,880	$6,998
Accrued expenses	54,947	52,441
Short-term deferred revenue	78,592	81,667
Total current liabilities	151,419	141,106
Deferred rent, net of current portion	2,535	2,588
Deferred revenue, net of current portion	91,641	97,957
Other non-current liabilities	21	22
Total liabilities	245,616	241,673
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock: $0.00001 par value; 175,000,000 shares authorized at March 31, 2018 and December 31, 2017; 56,857,470 and 47,612,619 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1	—
Additional paid-in capital	591,871	493,823
Accumulated other comprehensive loss	(550)	(442)
Accumulated deficit	(394,225)	(370,807)
Total stockholders' equity	197,097	122,574
Total liabilities and stockholders' equity	$442,713	$364,247

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2018	2017
Collaboration revenue	$45,930	$20,865
Operating expenses:
Research and development	61,404	60,049
General and administrative	9,024	5,788
Total operating expenses	70,428	65,837
Operating loss	(24,498)	(44,972)
Other income (expense):
Interest income	1,076	435
Other income (expense)	4	(6)
Net loss	$(23,418)	$(44,543)
Net loss per share - basic and diluted	$(0.48)	$(1.15)
Weighted-average number of common shares - basic and diluted	48,613,565	38,759,221
Comprehensive loss:
Net loss	$(23,418)	$(44,543)
Other comprehensive loss - unrealized loss on debt securities	(108)	(179)
Total comprehensive loss	$(23,526)	$(44,722)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017
Operating activities:
Net loss	$(23,418)	$(44,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199	135
Amortization of premium/discount on investments	(60)	191
Stock-based compensation	2,232	2,016
Fair value of warrants issued for license	—	3,413
Changes in operating assets and liabilities:
Accounts receivable	(1,636)	33,823
Prepaid expenses and other current assets	(1,496)	(1,093)
Other long-term assets	—	(1)
Accounts payable	10,882	13,044
Accrued expense	2,399	3,998
Deferred revenue	(9,391)	(20,866)
Deferred rent	(41)	355
Net cash used in operating activities	(20,330)	(9,528)
Investing activities:
Purchase of equipment	(296)	(427)
Proceeds from the maturities of available for sale securities	56,330	24,490
Proceeds from sales of available for sale securities	4,999	—
Purchase of available for sale securities	(48,599)	(116,366)
Net cash provided by (used in) investing activities	12,434	(92,303)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	95,511	1,555
Proceeds from the sale of stock under employee stock purchase plan	218	125
Proceeds from the exercise of stock options	183	68
Payments on capital lease obligations	(1)	(2)
Net cash provided by financing activities	95,911	1,746
Increase (decrease) in cash, cash equivalents, and restricted cash	88,015	(100,085)
Cash, cash equivalents, and restricted cash at beginning of the period	71,437	188,616
Cash, cash equivalents, and restricted cash at end of the period	$159,452	$88,531
Non-cash financing activities
Unpaid follow-on offering costs	$95	$10

See accompanying notes to unaudited condensed consolidated financial statements

Akebia Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Organization and Operations

The Company is a biopharmaceutical company focused on developing and commercializing novel therapeutics for patients based on hypoxia-inducible factor, or HIF, biology, and building its pipeline while leveraging its development and commercial expertise in renal disease. HIF is the primary regulator of the production of red blood cells in the body, as well as other important metabolic functions.  Pharmacologic modulation of the HIF pathway may have broad therapeutic applications. The Company’s lead product candidate, vadadustat, is an oral therapy in Phase 3 development, and has the potential to set a new standard of care in the treatment of anemia due to chronic kidney disease, or CKD. The Company’s management team has extensive experience in developing and commercializing drugs for the treatment of renal and metabolic disorders, as well as a deep understanding of HIF biology. This unique combination of HIF and renal expertise is enabling the Company to advance a pipeline of HIF-based therapies to potentially address serious diseases.

Since inception, the Company has devoted most of its resources to research and development, including its preclinical and clinical development activities, raising capital, and providing general and administrative support. The Company’s product candidates are subject to long development cycles, and the Company may be unsuccessful in its efforts to develop, obtain marketing approval for or market its product candidates. The Company has not generated any product revenue to date and may never generate any product revenue in the future.

In March 2018, the Company completed a follow-on public offering whereby the Company sold 8,500,000 shares of common stock at a public offering price of $10.50 per share. The aggregate net proceeds received by the Company from the offering were approximately $84.8 million, net of underwriting discounts and commissions and estimated offering expenses payable by the Company.

The Company believes that its existing cash, cash equivalents, and available for sale securities of approximately $393.0 million at March 31, 2018, together with the committed funding from its collaboration partners, will be sufficient to allow the Company to fund its current operating plan into the first quarter of 2020 and, as a result, through at least twelve months from the filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018. There can be no assurance, however, that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company. The Company will require additional capital for the further development of our existing product candidates and will need to raise additional funds to pursue development activities related to additional product candidates; however, there can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. If and until the Company can generate a sufficient amount of revenue from its products, it expects to finance future cash needs through public or private equity or debt offerings, payments from our collaborators, strategic transactions, or a combination of these approaches.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.

In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Certain amounts in the prior period financial statements have been revised to conform to the presentation of the current period financial statements. See “New Accounting Pronouncements – Recently Adopted,” below for a discussion of certain revisions to prior period financial statements made in connection with the Company’s adoption of new revenue recognition guidance retroactive to January 1, 2016. Otherwise, these reclassifications had no significant effects on the previously reported net loss. Interim results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any other future period.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Akebia Therapeutics Securities Corporation and Akebia Europe Limited. All intercompany balances and transactions have been eliminated in consolidation. Management has determined that the Company operates in one segment, which is the business of developing and commercializing proprietary therapeutics based on HIF biology. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 12, 2018, or the 2017 Annual Report on Form 10-K.

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three months ended March 31, 2018 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2017 Annual Report on Form 10-K and are updated below as necessary.

New Accounting Pronouncements – Recently Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a new revenue recognition standard which amends revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. In 2015 and 2016, the FASB issued additional ASUs related to Topic 606, or ASC 606, that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients.  The Company adopted this new standard on January 1, 2018 using the full retrospective transition method, and has elected to use the following practical expedients that are permitted under the rules of the adoption, which have been applied consistently to all contracts within all reporting periods presented:

•

For all reporting periods presented before January 1, 2018, the Company has not disclosed the amount of the transaction price allocated to the remaining performance obligations or an explanation of when the Company expects to recognize the amount as revenue.

•

The Company has not adjusted the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between when the entity transfers a promised good or a service to a customer and when the customer pays for that good or service will be one year or less.

•

The Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.

The Company, as a result of adopting ASC 606 on January 1, 2018, has revised its comparative financial statements for the prior year as if ASC 606 had been effective for that period, as set forth below. No changes for the adoption of ASC 606 were deemed necessary for the year ended December 31, 2016 and applicable interim periods within the year.

With respect to the collaboration agreements with Otsuka Pharmaceutical Co. Ltd., or Otsuka, and Mitsubishi Tanabe Pharma Corporation, or MTPC, the Company concluded that there was no impact to revenue for the three months ended March 31, 2017 after the adoption of ASC 606. As a result, there is no change to the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017.

Condensed Consolidated Balance Sheets

	December 31, 2017 (in thousands)
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
Short-term deferred revenue	$81,667	$84,910	$(3,243)
Accumulated deficit	$(370,807)	$(374,050)	$3,243

The changes shown above in the unaudited condensed consolidated balance sheet relate to the Company’s MTPC collaboration agreement and the impact of when milestone payments can be recognized under the new standard as well as the period over which this revenue is recognized. Under ASC 605-28, Revenue Recognition-Milestone Method, the Company evaluates at contract inception whether each milestone is substantive. Substantive milestones are recognized as revenue in their entirety upon achievement, assuming all other revenue recognition criteria are met. Therefore, a $4.0 million MTPC development milestone, which was deemed to be substantive, would have been recognized in its entirety in the first quarter of 2018, when the milestone event occurred. Under ASC 606, these substantive milestone payments would be classified as variable consideration and included in the allocable transaction price over the remaining period of performance when it is probable that a significant reversal in the cumulative amount of revenue recognized would not occur. Under ASC 606, this resulted in the $4.0 million MTPC development milestone being included in the allocable consideration, of which $3.2 million was recognized as revenue in 2017 under the proportional performance method utilized for revenue recognition of the MTPC allocable consideration. For further discussion of the adoption of this standard, see Note 3.

In October 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally describes as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, using a retrospective transition method to each period presented, with early adoption permitted. The ASU requires the application of a retrospective transition method to each period presented. The Company elected to adopt this ASU effective January 1, 2018. The adoption of this guidance resulted in the relocation of $1.3 million in restricted cash from cash used in operating activities to cash, cash equivalents, and restricted cash at the beginning of the period in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2018 and 2017, respectively.

New Accounting Pronouncements – Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires entities to recognize right-of-use assets and lease liabilities on their balance sheets and provide enhanced disclosures. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities; however, the Company has elected to not early adopt. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: prepaid and accrued research and development expense, stock-based compensation expense, revenue and income taxes.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available-for-sale securities with original maturities of three months or less at the time of purchase. At March 31, 2018, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Restricted cash is included in “prepaid expenses and other current assets” and “other assets” in the unaudited condensed consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that sum to the total of the amounts reported in the unaudited condensed consolidated statement of cash flows (in thousands):

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$158,171	$87,250
Prepaid expenses and other current assets	256	—
Other assets	1,025	1,281
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$159,452	$88,531

Restricted cash represents amounts required for security deposits under our various office and lab space lease agreements.

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available for sale which are included in current assets as they are intended to fund current operations. The Company carries available for sale securities at fair value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business. Based on these considerations, the Company did not identify any other-than-temporary unrealized losses at March 31, 2018. Unrealized losses on available for sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income” within the consolidated statements of operations and comprehensive loss. The Company also includes in net investment income, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method and includes interest and dividends on securities in interest income.

Revenue Recognition

To date, the Company has not generated any revenue from the sales of products. For the foreseeable future, the Company expects substantially all of its revenues will be generated from its collaborations with MTPC and Otsuka, see Note 3, and any other collaborations the Company may enter into.

This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract;
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for collaborations and other revenues, see Note 3, “Strategic Collaborations and Other Significant Agreements”.

Collaboration Revenues

The Company enters into out-license and collaboration agreements which are within the scope of ASC 606, under which it licenses certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory, and commercial milestone payments; payments for manufacturing supply services the Company provides through its contract manufacturers; and royalties on net sales of licensed products. Each of these payments may result in license, collaboration and other revenue, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues.

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, the Company implements the five-step model noted above. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine whether the individual deliverables represent separate performance obligations or whether they must be accounted for as a combined performance obligation as well as the stand-alone selling price for each performance obligation identified in the contract. A deliverable represents a separate performance obligation if both of the following criteria are met: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. With regards to the MTPC and Otsuka collaboration agreements, the Company recognizes revenue related to amounts allocated to the identified performance obligation on a proportional performance basis as the underlying services are performed.

Licenses of Intellectual Property

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company will evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone Payments

At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to assess the milestone as probable of being achieved. There is considerable judgment involved in determining whether a milestone is probable of being reached at each specific reporting period. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the customer, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenues as, or when, the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.

Manufacturing Supply Services

Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. If the Company is entitled to additional payments when the licensee exercises these options, any additional payments are recorded in license, collaboration and other revenues when the licensee obtains control of the goods, which is upon delivery.

Royalties

The Company will recognize sales-based royalties, including milestone payments based on the level of sales, at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). To date the Company has not recognized any royalty revenue resulting from its collaboration agreements.

Collaborative Arrangements

The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. The Company considers the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between the Company and its collaborative partner and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. The Company recognizes its allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the U.S. collaboration with Otsuka as a component of the related expense in the period incurred. During the three months ended March 31, 2018, the Company incurred approximately $0.4 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, as defined below in Note 3, of which approximately $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended March 31, 2018. To the extent product revenue is generated from the collaboration, the Company will recognize its share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.

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

Items measured at fair value on a recurring basis include short-term investments, see Note 5. The carrying amounts of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term maturities. The rate implicit within the Company’s capital lease obligation approximates market interest rates.

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, stock options, warrants, restricted stock and RSUs are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average shares outstanding for the period, including any dilutive effect from outstanding options, warrants, restricted stock and RSUs using the treasury stock method.

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

The following is the summary of property and equipment and related accumulated depreciation as of March 31, 2018 and December 31, 2017.

	Useful Life	March 31, 2018	December 31, 2017
		(in thousands)
Computer equipment and software	3	$716	$630
Furniture and fixtures	5	819	800
Equipment	7	811	628
Leasehold improvements	Shorter of the useful life or remaining lease term (10 years)	2,590	2,582
Office equipment under capital lease	3	36	36
		4,972	4,676
Less accumulated depreciation		(1,258)	(1,059)
Net property and equipment		$3,714	$3,617

Depreciation expense, including expense associated with assets under capital leases, was approximately $0.2 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

3. Strategic Collaborations and Other Significant Agreements

For the three months ended March 31, 2018 and 2017, the Company recognized $45.9 million and $20.9 million in collaboration revenue, respectively. The $45.9 million in collaboration revenue for the three months ended March 31, 2018 included $45.7 million of the transaction price for the MTPC Agreement (defined below) and the Company’s collaboration agreements with Otsuka (discussed below), all of which are recognized based on a proportional performance method, and $0.2 million for other services related to clinical and regulatory related activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement.

During the three months ended March 31, 2018 and 2017, the Company recognized the following revenues from our strategic collaboration agreements and had the following deferred revenue balances as of March 31, 2018:

	For the Three Months Ended March 31,
	2018	2017
Collaboration revenue:	(in thousands)
MTPC Agreement	$9,092	$—
Otsuka U.S. Agreement	19,599	20,865
Otsuka International Agreement	16,974	—
Total Proportional Performance Revenue	$45,665	$20,865
MTPC Stability Studies	265	—
Total Collaboration Revenue	$45,930	$20,865

	March 31, 2018
	Short-Term	Long-Term	Total
Deferred revenue:	(in thousands)
MTPC Agreement	$—	$—	$—
Otsuka U.S. Agreement	46,138	50,643	96,781
Otsuka International Agreement	32,454	36,319	68,773
Vifor Agreement	—	4,679	4,679
Total	$78,592	$91,641	$170,233

The following table presents changes in the Company’s contract assets and liabilities during the three months ended March 31, 2018 and 2017 (in thousands):

Three months ended March 31, 2018	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Other current assets	$—	$462	$—	$462
Accounts receivable [1]	$34,186	$36,061	$(34,660)	$35,587
Contract liabilities - Deferred revenue	$179,624	$36,274	$(45,665)	$170,233

Three months ended March 31, 2017
Contract assets - Accounts receivable	$33,823	$—	$(33,823)	$—
Contract liabilities - Deferred revenue	$197,289	$—	$(20,865)	$176,424

(1)

Excludes accounts receivable from other services related to clinical and regulatory activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement. These receivables represented approximately $265,000 and $30,000 of accounts receivables in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and 2017, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	For the Three Months Ended March 31,
Revenue recognized in the period from:	2018	2017
Amounts included in deferred revenue at the beginning of the period	$40,845	$20,865
Performance obligations satisfied in previous periods	$—	$—

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

In consideration for the exclusive license and other rights contained in the MTPC Agreement, MTPC will make payments totaling up to $265.0 million, comprised of a $20.0 million upfront payment, up to $50.0 million in specified development and regulatory milestones, up to $175.0 million in specified commercial milestones, and a $20.0 million advance payment for Phase 2 studies in Japanese patients completed by the Company and reimbursable by MTPC, as well as tiered double-digit royalty payments up to 20% on sales of vadadustat in the MTPC Territory.

MTPC is responsible for the costs of the Phase 3 program in Japan and other studies required there, and will make no funding payments for the global Phase 3 program. The Company recently completed its Phase 2 study of vadadustat in non-dialysis dependent, or NDD, Japanese patients and reported top-line data in the third quarter of 2017. The Company also announced top-line data on its Phase 2 study of vadadustat in dialysis dependent, or DD, Japanese patients in Japan in the first quarter of 2018. The costs of these Phase 2 studies are reimbursable by MTPC. Therefore, of the $40.0 million received by the Company in 2016, $20.0 million related to the upfront payment and the remaining $20.0 million is being applied towards costs already incurred by the Company for the Phase 2 studies. In addition, MTPC will reimburse the Company for costs in excess of $20.0 million to complete the Phase 2 studies. The Company incurred approximately $20.0 million in Phase 2 costs through March 2018 and anticipates incurring an additional approximately $0.5 million in Phase 2 costs through the end of the studies. As a result, MTPC would be required to reimburse the Company an additional approximately $0.5 million related to the two Phase 2 studies.

MTPC initiated its Phase 3 development program for vadadustat in Japan in the fourth quarter of 2017. Pursuant to the terms of the MTPC Agreement, MTPC is responsible for performing all Phase 3 activities relating to the development of vadadustat in the MTPC Territory and has sole responsibility for the commercialization of vadadustat in the MTPC Territory as well as for Medical Affairs (as defined in the MTPC Agreement) in the MTPC Territory. Akebia is responsible for the completion of Phase 2 dosing studies as reimbursed by MTPC and manufacturing and supplying vadadustat for clinical use in the MTPC Territory. Akebia will enter into a supply agreement with MTPC for the commercial supply of vadadustat prior to commercial launch.

The Company and MTPC have established a joint steering committee pursuant to the MTPC Agreement to oversee development and commercialization of vadadustat in the MTPC Territory, including approval of any development or commercialization plans. Unless earlier terminated, the MTPC Agreement will continue in effect on a country-by-country basis until the later of the following: expiration of the last-to-expire patent covering vadadustat in such country in the MTPC Territory; expiration of marketing or regulatory exclusivity in such country in the MTPC Territory; or ten years after the first commercial sale of vadadustat in such country in the MTPC Territory. MTPC may terminate the MTPC Agreement upon twelve months’ notice at any time after the second anniversary of the effective date of the MTPC Agreement. Either party may terminate the MTPC Agreement upon the material breach of the other party that is not cured within a specified time period or upon the insolvency of the other party.

MTPC is required to make certain milestone payments to the Company aggregating to approximately $225.0 million upon the achievement of specified development, regulatory and commercial events. More specifically, the Company is eligible to receive up to $10.0 million in development milestone payments, up to $40.0 million in regulatory milestone payments for the first product to achieve the associated event, and up to $175.0 million in commercial milestone payments associated with aggregate sales of all products. Additionally, if vadadustat is commercialized, the Company would be entitled to receive tiered royalty payments in the low double digits based on a percentage of net sales. Royalty payments are subject to certain reductions, including upon the introduction of competitive products in certain instances. Royalties are due on a country-by-country basis from the date of first commercial sale of a licensed product in a country until the last to occur of: (i) the expiration of the last to expire valid claim within the intellectual property covering the licensed product, (ii) the expiration of marketing or regulatory exclusivity in such country, or (iii) the tenth anniversary of the first commercial sale of such licensed product in such country. Due to the uncertainty of pharmaceutical development and the high historical failure rates associated with drug development, no milestone or royalty payments may ever be received from MTPC.

In September 2017, the Company agreed to provide MTPC with an option to access data from the Company’s global Phase 3 vadadustat program for payments to the Company of up to $25.0 million.

Revenue Recognition

The Company evaluated the elements of the MTPC Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, MTPC, is a customer. The Company’s arrangement with MTPC contains the following material promises under the contract at inception: (i) license under certain of the Company’s intellectual property to develop and commercialize vadadustat (the License Deliverable) in the MTPC Territory, (ii) clinical supply of vadadustat (the Clinical Supply Deliverable), (iii) knowledge transfer, (iv) Phase 2 dosing study research services (the Research Deliverable), and (v) rights to future know-how.

The Company has identified two performance obligations in connection with its material promises under the MTPC Agreement. Factors considered in making the assessment of which material promises will be accounted for as separate performance obligations included, among other things, the capabilities of the collaboration partner, whether any other vendor sells the item separately, whether the good or service is highly interdependent or highly interrelated to the other elements in the arrangement, and whether there are other vendors that can provide the items. Additionally, the MTPC Agreement does not include a general right of return. The two performance obligations identified in connection with the Company’s obligations under the MTPC Agreement are as follows:

(i)	License, Research Services and Clinical Supply Performance Obligation

The License Deliverable does not have standalone functionality from the Clinical Supply Deliverable. More specifically, the license delivered to MTPC does not provide the right to manufacture vadadustat. MTPC therefore, is prohibited from manufacturing any licensed product during clinical trials. Accordingly, MTPC must obtain the clinical trial products from the Company which significantly limits the ability for MTPC to use the license for their intended use in a way that generates economic benefits.

The License Deliverable does not have standalone functionality from the knowledge transfer because MTPC cannot fully utilize the license for its intended purpose without the corresponding information regarding know-how, development data and regulatory materials possessed by the Company.

The License Deliverable does not have standalone functionality from the Research Deliverable because MTPC cannot fully utilize the license for its intended purpose without the performance of the Phase 2 dosing studies. The Phase 2 dosing studies needed to be performed prior to the PMDA approving any Phase 3 study to be performed in the MTPC Territory. Furthermore, MTPC cannot benefit from the Phase 2 dosing studies without the license and the undelivered Phase 3 clinical supply.

The License Deliverable does not have standalone functionality from the clinical supply, knowledge transfer or Phase 2 studies. As a result, the License Deliverable, clinical supply, knowledge transfer and Phase 2 studies do not qualify for separation and have been combined as a single performance obligation (the License, Research and Clinical Supply Performance Obligation).

(ii)	Rights to Future Know-How Performance Obligation

The License, Research and Clinical Supply Deliverables combined have standalone functionality from the rights to future know how because MTPC can obtain the value of the License, Research and Clinical Supply Deliverables without receipt of any rights to future know how that may be discovered or developed in the future. As a result, the rights to future know how qualify for separation from the License, Research and Clinical Supply Performance Obligation.

The Company allocates the transaction price to each performance obligation based on the Company’s best estimate of the relative standalone selling price. The Company developed a best estimate of the standalone selling price for the Rights to Future Know How Performance Obligation primarily based on the likelihood that additional intellectual property covered by the license conveyed will be developed during the term of the arrangement. The Company did not develop a best estimate of standalone selling price for the License, Research and Clinical Supply Performance Obligation because the estimate of standalone selling price associated with the Rights to Future Know How Performance Obligation was determined to be immaterial. The Company has concluded that a change in the key assumptions used to determine the best estimate of standalone selling price for each performance obligation would not have a significant impact on the allocation of arrangement consideration.

The transaction price at inception was comprised of: (i) the up-front payment of $20.0 million, (ii) the estimated cost for the Phase 2 studies of approximately $21.4 million, (iii) a non-substantive milestone of $6.0 million associated with the first patient enrolled in the NDD-CKD Phase 3 study, and (iv) the cost of all clinical supply provided to MTPC for the Phase 3 studies. No other development and no regulatory milestones have been included in the transaction price at inception, as all other milestone amounts were fully constraint. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. The total aggregate amount of development milestones is $10.0 million and the total aggregate amount of the regulatory milestones is up to $40.0 million. The total aggregate amount of sales milestones is up to $175.0 million. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to MTPC and therefore have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

No amounts were allocated to the Rights to Know How Performance Obligation because the associated best estimate of standalone selling price was determined to be immaterial therefore the arrangement consideration will be allocated to the License, Research Services and Clinical Supply Performance Obligation.

During the fourth quarter of 2017, a $4.0 million development milestone associated with the first patient enrolled in the DD-CKD Phase 3 study was deemed probable of being reached and as a result the constraint associated to that milestone was fully removed. During the first quarter of 2018, the transaction price is comprised of: (i) the up-front payment of $20.0 million, (ii) the estimated cost for the Phase 2 studies of approximately $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, and (iv) $10.0 million in development milestone received, comprised of a $6.0 million and a $4.0 million development milestone. All development milestones have either been reached or considered probable of being reached and no regulatory milestones have been assessed as probable of being reached as of March 31, 2018. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method using the Company’s delivery of clinical supply of vadadustat to MTPC for the Phase 3 study as the basis. During the three months ended March 31, 2018 and 2017, the Company recognized revenue totaling $9.1 million and $0, respectively, with respect to the MTPC Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2018, there is approximately $0 in deferred revenue, $0.7 million in accounts receivable, of which $0.3 million is in unbilled accounts receivable, and $0.5 million in contract assets (included in prepaid expenses and other current assets). There were no asset or liability balances classified as long-term in the unaudited condensed consolidated balance sheet as of March 31, 2018.

U.S. Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.

Summary of Agreement

On December 18, 2016, the Company entered into a collaboration and license agreement with Otsuka, or the Otsuka U.S. Agreement. The collaboration is focused on the development and commercialization of vadadustat in the United States. Under the terms of the Otsuka U.S. Agreement, the Company will continue to lead the development of vadadustat, including the ongoing Phase 3 development program. The Company and Otsuka will co-commercialize vadadustat in the United States, subject to the approval of vadadustat by the U.S. Food and Drug Administration, or FDA.

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

Pursuant to the terms of the Otsuka U.S. Agreement, the Company is responsible for performing all activities related to the development of vadadustat as outlined in the current global development plan. The current global development plan encompasses all activities with respect to the ongoing PRO2TECT and INNO2VATE clinical programs through the filing for marketing approval, as well as other studies. Under the Otsuka U.S. Agreement, the Company controls and retains final decision‑making authority with respect to the development of vadadustat. The Company’s obligations related to the conduct of the current global development plan include the associated manufacturing and supply services for vadadustat.

Under the Otsuka U.S. Agreement, the parties jointly conduct, and have equal responsibility for, all medical affairs, commercialization and non-promotional activities pursuant to underlying plans as agreed to by the parties. If approved by the FDA, the Company will provide vadadustat to Otsuka for commercialization pursuant to a separate supply agreement to be negotiated.

The activities under the Otsuka U.S. Agreement are governed by a joint steering committee, or JSC, formed by an equal number of representatives from the Company and Otsuka. The JSC coordinates and monitors the parties’ activities under the collaboration. Among other responsibilities, the JSC manages the overall strategic alignment between the parties, oversees the current global development plan and reviews other detailed plans setting forth the parties’ activities under the arrangement, including the medical affairs plan and commercialization and non-promotional activities plan. Additionally, the parties established a joint development committee, or JDC, which is comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JDC will share information related to, and review and discuss activities and progress under, the current global development plan and any other development that may be conducted pursuant to the collaboration. The Company and Otsuka also established a joint manufacturing committee, or JMC, which is comprised of an equal number of representatives from each of the parties. Among other responsibilities, the JMC oversees the manufacturing plan and related manufacturing activities. In support of the potential commercialization of vadadustat, the parties established a joint commercialization committee, or JCC, which is comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JCC oversees the activities and progress under the commercialization and non-promotional activities plan and all other sales and marketing activities. The Company has retained final decision‑making authority with respect to all development matters, U.S. pricing strategy and certain other key commercialization matters.

Under the terms of the Otsuka U.S. Agreement, the Company received a $125.0 million up-front, non-refundable, non-creditable cash payment in December 2016. In March 2017, the Company received a payment of approximately $33.8 million, which represents reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan through December 31, 2016. Going forward, Otsuka will contribute a percentage of the remaining costs to be incurred under the current global development plan subsequent to December 31, 2016, commencing in the third quarter of 2017, whereupon the Company had incurred a specified amount of incremental costs. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to December 31, 2016 will total $167.5 million or more, depending on the actual costs incurred toward the vadadustat global development program. The costs associated with the performance of any development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism to be determined by the parties. Costs incurred with respect to medical affairs and commercialization and non-promotional activities will generally be shared equally by the parties. In addition, if the costs incurred in completing the activities under the current global development plan exceed a certain threshold, then the Company may elect to require Otsuka to fund a higher percentage of the current global development costs. In such event, the excess of the payments made under such election and Otsuka’s allocated share of the current global development costs is fully creditable against future payments due to the Company under the arrangement, and decisions regarding certain development matters will be made jointly by the Company and Otsuka in accordance with the procedures set forth in the Otsuka U.S. Agreement.

In addition, Otsuka would be required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, the Company is eligible to receive up to $125.0 million in development milestone payments and up to $65.0 million in regulatory milestone payments for the first licensed product to achieve the associated event. Moreover, the Company is eligible for up to $575.0 million in commercial milestone payments associated with aggregate sales of licensed products. Due to the uncertainty of pharmaceutical development and the high historical failure rates associated therewith, no milestone payments may ever be received from Otsuka.

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

Revenue Recognition

The Company evaluated the elements of the Otsuka U.S. Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, Otsuka, is a customer. The Company’s arrangement with Otsuka contains the following material promises under the contract at inception: (i) license under certain of the Company’s intellectual property to develop, perform medical affairs activities with respect to and conduct non-promotional and commercialization activities related to vadadustat and products containing or comprising vadadustat (the License Deliverable), (ii) development services to be performed pursuant to the current global development plan (the Development Services Deliverable), (iii) rights to future intellectual property (the Future IP Deliverable), and (iv) joint committee services (the Committee Deliverable).

The Company has identified three performance obligations in connection with its obligations under the Otsuka U.S. Agreement. Factors considered in making the assessment of which material promises will be accounted for as separate performance obligations included, among other things, the capabilities of the collaboration partner, whether any other vendor sells the item separately, whether the good or service is highly interdependent or highly interrelated to the other elements in the arrangement, and whether there are other vendors that can provide the items. Additionally, the Otsuka U.S. Agreement does not include a general right of return. The three performance obligations identified in connection with the Company’s obligations under the Otsuka U.S. Agreement are as follows:

(i)	License and Development Services Combined (License Performance Obligation)

The License Deliverable does not have standalone functionality from the Development Services Deliverable, due to the limitations inherent in the license conveyed. More specifically, the license conveyed to Otsuka does not provide Otsuka with the right to manufacture vadadustat and products containing or comprising vadadustat. However, the manufacturing and supply services that are conducted as part of the services to be performed pursuant to the current global development plan are necessary for Otsuka to fully exploit the associated license for its intended purpose. The value of the rights provided through the license conveyed will be realized when the underlying products covered by the intellectual property progress through the development cycle, receive regulatory approval and are commercialized. Products containing or comprising vadadustat cannot be commercialized until the development services under the current global development plan are completed. Accordingly, Otsuka must obtain the manufacturing and supply of the associated products that are included within the development services to be performed pursuant to the current global development plan from the Company in order to derive benefit from the license which significantly limits the ability for Otsuka to utilize the License Deliverable for its intended purpose in a way that generates economic benefits.

(ii)	Rights to Future Intellectual Property (Future IP Performance Obligation)

The License and Development Services deliverables combined have standalone functionality from the Future IP Deliverable because Otsuka can obtain the value of the license using the clinical trial materials implicit in the development services without the receipt of any other intellectual property that may be discovered or developed in the future. The Future IP Deliverable also has standalone functionality from the Committee Deliverable because the joint committee services have no bearing on the value to be derived from the rights to potential future intellectual property. As a result, the Future IP Deliverable qualifies as a separate performance obligation.

(iii)	Joint Committee Services (Committee Performance Obligation)

The License and Development Services deliverables combined have standalone functionality from the Committee Deliverable because Otsuka can obtain the value of the license using the clinical trial materials implicit in the development services without the joint committee services. The Committee Deliverable also has standalone functionality from the rights to Future IP Deliverable because the joint committee services have no bearing on the value to be derived from the rights to potential future intellectual property. As a result, the Committee Deliverable qualifies as a separate performance obligation.

The Company allocates the transaction price to each performance obligation based on the Company’s best estimate of the relative standalone selling price. The Company developed a best estimate of standalone selling price for the Committee Performance Obligation after considering the nature of the services to be performed and estimates of the associated effort and rates applicable to such services that would be expected to be realized under similar contracts. The Company developed a best estimate of standalone selling price for the Future IP Performance Obligation primarily based on the likelihood that additional intellectual property covered by the license conveyed will be developed during the term of the arrangement. The Company did not develop a best estimate of standalone selling price for the License Performance Obligation due to the following: (i) the best estimates of standalone selling price associated with the Future IP Performance Obligation was determined to be immaterial and (ii) the period of performance and pattern of recognition for the License Performance Obligation and the Committee Performance Obligation was determined to be similar. The Company has concluded that a change in the key assumptions used to determine the best estimate of standalone selling price for each performance obligation would not have a significant impact on the allocation of arrangement consideration.

The transaction price at inception was comprised of: (i) the up-front payment of $125.0 million, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016 of $33.8 million, and (iii) an estimate of the cost share payments to be received with respect to amounts incurred by the Company subsequent to December 31, 2016 of $106.2 million. No development or regulatory milestones have been included in the transaction price at inception, as all milestone amounts were fully constraint. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Otsuka and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

No amounts were allocated to the Future IP Performance Obligation because the associated best estimate of standalone selling price was determined to be immaterial. Due to the similar performance period and recognition pattern between the License Performance Obligation and the Committee Performance Obligation, the transaction price has been allocated to the License Performance Obligation and the Committee Performance Obligation on a combined basis. Accordingly, the Company will recognize revenue related to the allocable arrangement consideration on a proportional performance basis as the underlying development services are performed pursuant to the current global development plan which is commensurate with the period and consistent with the pattern over which the Company’s obligations are satisfied for both the License Performance Obligation and the Committee Performance Obligation. Effectively, the Company has treated the arrangement as if the License Performance Obligation and the Committee Performance Obligation are a single performance obligation.

As of March 31, 2018, the transaction price totaling $326.3 million is comprised of: (i) the up-front payment of $125.0 million, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016 of $33.8 million, and (iii) the estimate of the cost share payments to be received of approximately $167.5 million with respect to amounts incurred by the Company subsequent to December 31, 2016.

During the three months ended March 31, 2018 and 2017, the Company recognized revenue totaling approximately $19.6 million and $20.9 million, respectively, with respect to the Otsuka U.S. Agreement. The revenue is classified as collaboration revenue in the accompanying condensed consolidated statements of operations. As of March 31, 2018, there is approximately $96.7 million of deferred revenue related to the Otsuka U.S. Agreement of which $46.1 million is classified as current and $50.6 million is classified as long-term in the accompanying condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of March 31, 2018, there is approximately $18.5 million in accounts receivable in the accompanying condensed consolidated balance sheet.

The Company determined that the medical affairs, commercialization and non-promotional activities elements of the Otsuka U.S. Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, the Company is accounting for the joint medical affairs, commercialization and non-promotional activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the Company has determined that in the context of the medical affairs, commercialization and non-promotional activities, Otsuka does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, the activities conducted pursuant to the medical affairs, commercialization and non-promotional activities plans will be accounted for as a component of the related expense in the period incurred. During the three months ended March 31, 2018, the Company incurred approximately $0.4 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement of which approximately $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended March 31, 2018.

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

Pursuant to the terms of the Otsuka International Agreement, the Company is responsible for performing all activities related to the development of vadadustat as outlined in the current global development plan; however, the parties may agree to allocate certain responsibilities to Otsuka. The current global development plan encompasses all activities with respect to the ongoing PRO2TECT and INNO2VATE clinical programs through the filing for marketing approvals. The current global development plan also includes other derivative and ancillary studies. Under the Otsuka International Agreement, the Company controls and retains final decision-making authority with respect to the development of vadadustat other than with respect to certain development matters specific to the Otsuka International Territory. Per the terms of the Otsuka International Agreement, Otsuka is generally responsible for the conduct of any development activities that may be required for marketing approvals in the Otsuka International Territory or otherwise performed with respect to the Otsuka International Territory that are incremental to those included in the current global development plan. The Company’s obligations related to the conduct of the current global development plan include the associated manufacturing and supply services for vadadustat.

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

The activities under the Otsuka International Agreement are governed by a JSC formed by an equal number of representatives from the Company and Otsuka. The JSC coordinates and monitors the parties’ activities under the collaboration. Among other responsibilities, the JSC manages the overall strategic alignment between the parties, oversees the current global development plan and reviews other detailed plans setting forth any other development activities that may be conducted under the arrangement. Additionally, the parties established a JDC which is comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JDC shares information related to, and reviews and discusses activities and progress under, the current global development plan and any other development that may be conducted pursuant to the collaboration. The Company and Otsuka also established a JMC which is comprised of an equal number of representatives from each of the parties. Among other responsibilities, the JMC oversees the manufacturing plan and related manufacturing activities. In support of the potential commercialization of vadadustat, the parties established a JCC which is comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JCC manages the activities and progress under the commercialization and non-promotional activities plan and all other sales and marketing activities. The Company has retained final decision‑making authority with respect to all development matters, other than decisions related to certain development matters specific to the Otsuka International Territory. Otsuka has retained final decision‑making authority with respect to all commercialization matters, other than decisions related to certain marketing matters.

Under the terms of the Otsuka International Agreement, the Company received a $73.0 million up-front, non-refundable, non-creditable cash payment. The Company also received a payment of approximately $0.2 million which represents reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan in excess of a specified threshold during the quarter ended March 31, 2017. Going forward, Otsuka will contribute a percentage of the remaining costs to be incurred under the current global development plan subsequent to March 31, 2017. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to March 31, 2017 will total roughly $176.1 million or more, depending on the actual global development plan incurred. The costs associated with the performance of any mutually agreed upon development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism to be determined by the parties. Otsuka may elect to conduct additional studies of vadadustat in the EU, subject to the Company’s right to delay such studies based on its objectives outside the Otsuka International Territory. Otsuka will pay a percentage of the costs of any such studies, and the Company will pay its portion of the costs in the form of a credit against future amounts due to the Company under the Otsuka International Agreement. The costs incurred related to any other development activities, which are pursued solely for obtaining or maintaining marketing approval in the Otsuka International Territory or otherwise performed solely with respect to the Otsuka International Territory that are incremental to the development activities included in the current global development plan, will be borne in their entirety by Otsuka. Otsuka will pay costs incurred with respect to medical affairs and commercialization activities in the Otsuka International Territory.

In addition, Otsuka would be required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events.  More specifically, the Company is eligible to receive up to $80.0 million in development milestone payments and up to $52.0 million in regulatory milestone payments for the first licensed product to achieve the associated event.  Moreover, the Company is eligible for up to $525.0 million in commercial milestone payments associated with aggregate sales of all licensed products. Additionally, to the extent vadadustat is commercialized, the Company would be entitled to receive tiered royalty payments ranging from the low double digits to the low thirties based on a percentage of net sales.  Royalties are due on a country-by-country basis from the date of the first commercial sale of a licensed product in a country until the latest to occur of:  (i) the expiration date in such country of the last to expire valid claim within the intellectual property covering the licensed product, (ii) the date of expiration of data or regulatory exclusivity in such country or (iii) the tenth anniversary of the first commercial sale of such licensed product in such country. Due to the uncertainty of pharmaceutical development and the high historical failure rates associated therewith, no milestone or royalty payments may ever be received from Otsuka. There are no cancellation, termination or refund provisions in the Otsuka International Agreement that contain material financial consequences to the Company.

Unless earlier terminated, the Otsuka International Agreement will expire upon the expiration of the royalty term in the last country in the Otsuka International Territory. Either party may terminate the Otsuka International Agreement in its entirety upon an uncured material breach or insolvency on the part of the other party. Otsuka may terminate the Otsuka International Agreement in its entirety or for a specific sub-division of the Otsuka International Territory upon 12 months’ prior written notice at any time after the release of the first topline data from either the PRO2TECT Phase 3 development program or the INNO2VATE Phase 3 development program, whichever comes first. In the event of termination of the Otsuka International Agreement, all rights and licensees granted to Otsuka under the Otsuka International Agreement will automatically terminate, and the licenses granted to the Company will become freely sublicensable, but potentially subject to a future royalty. In addition, the upfront payment, all development costs and milestone payments received by the Company prior to such termination will not be eligible for refund to Otsuka.

Revenue Recognition

The Company has accounted for the Otsuka International Agreement separately from the collaboration arrangement with Otsuka with respect to the U.S. due to the lack of interrelationship and interdependence of the elements and payment terms within each of the contracts as it relates to the respective territories. Accordingly, the Company has applied the guidance in ASC 606 solely in reference to the terms and conditions of the Otsuka International Agreement, while the Otsuka U.S. Agreement has continued to be accounted for as a discrete agreement in its own right. The Company evaluated the Otsuka International Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, Otsuka, is a customer. The Company’s arrangement with Otsuka related to the Otsuka International Territory contains the following material promises under the contract at inception: (i) license under certain of the Company’s intellectual property to develop and commercialize (including the associated packaging) vadadustat and products containing or comprising vadadustat and development services to be performed pursuant to the current global development plan (the License and Development Services Deliverable), (ii) rights to future intellectual property (the Future IP Deliverable) and (iii) joint committee services (the Committee Deliverable).

The Company has identified three performance obligations in connection with its obligation under the Otsuka International Agreement. Factors considered in making this assessment of which material promises will be accounted for as a separate performance obligation included, among other things, the capabilities of the collaboration partner, whether any other vendor sells the item separately, whether the good or service is highly interdependent or highly interrelated to the other elements in the arrangement, and whether there are other vendors that can provide the items.  Additionally, the Otsuka International Agreement does not include a general right of return. The three performance obligations identified in connection with the Company’s obligations under the Otsuka International Agreement are as follows:

(i)	License and Development Services Combined (License Performance Obligation)

The Company has determined that the license granted to Otsuka pursuant to the Otsuka International Agreement will be accounted for as component of the development services as opposed to a separately identified promise. Although the rights granted under the license are effective throughout the entire term of the arrangement, the Company will not be providing significant additional contributions of study data, regulatory submissions and regulatory approvals beyond the point that services under the current global development plan are conducted. Therefore, the period and pattern of recognition would the same for both the license and the development services. Consequently, the Company has concluded that the license will effectively be treated as an inherent part of the associated development services promise instead of as a separate promise. As a result, the License and Development Services Deliverable will be treated as a single performance obligation (the License Performance Obligation).

(ii)	Rights to Future Intellectual Property (Future IP Performance Obligation)

The License and Development Services Deliverable has standalone functionality from the Future IP Deliverable because Otsuka can obtain the value of the license using the clinical trial materials implicit in the development services without the receipt of any other intellectual property that may be discovered or developed in the future. The Future IP Deliverable has standalone functionality from the Committee Deliverable because the Committee Deliverable has no bearing on the value to be derived from the rights to potential future intellectual property. As a result, the Future IP Deliverable qualifies as a separate performance obligation.

(iii)	Joint Committee Services (Committee Performance Obligation)

The License and Development Services deliverable has standalone functionality from the Committee Deliverable because Otsuka can obtain the value of the license using the clinical trial materials implicit in the development service without the joint committee services. The Committee Deliverable has standalone functionality from the Future IP Deliverable because the Committee Deliverable has no bearing on the value to be derived from the rights to potential future intellectual property. As a result, the Committee Deliverable qualifies as a separate performance obligation.

The Company allocates the transaction price to each performance obligation based on the Company’s best estimate of the relative standalone selling price. The Company developed a best estimate of standalone selling price for the Committee Performance Obligation after considering the nature of the services to be performed and estimates of the associated effort and rates applicable to such services that would be expected to be realized under similar contracts. The Company developed a best estimate of standalone selling price for the Future IP Performance Obligation primarily based on the likelihood that additional intellectual property covered by the license conveyed will be developed during the term of the arrangement. The Company did not develop a best estimate of standalone selling price for the License Performance Obligation due to the following: (i) the best estimates of standalone selling price associated with the Future IP Performance Obligation was determined to be immaterial and (ii) the period of performance and pattern of recognition for the License Performance Obligation and the Committee Performance Obligation was determined to be similar. The Company has concluded that a change in the key assumptions used to determine the best estimate of standalone selling price for each performance obligation would not have a significant impact on the allocation of arrangement consideration.

The transaction price at inception was comprised of: (i) the up-front payment of $73.0 million, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017 of $0.2 million and (iii) an estimate of the cost share payments to be received with respect to amounts incurred by the Company subsequent to March 31, 2017 of $163.6 million. No development or regulatory milestones have been included in the transaction price at inception, as all milestone amounts were fully constraint. As part of its evaluation of the constraint, the Company considered numerous factors, including whether the receipt of the milestone payment is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Otsuka and therefore have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

No amounts were allocated to the Future IP Performance Obligation because the associated best estimate of standalone selling price was determined to be immaterial. Due to the similar performance period and recognition pattern between the License Performance Obligation and the Committee Performance Obligation, the transaction price has been allocated to the License Performance Obligation and the Committee Performance Obligation on a combined basis. Accordingly, the Company will recognize revenue related to the allocable arrangement consideration on a proportional performance basis as the underlying development services are performed pursuant to the current global development plan which is commensurate with the period and consistent with the pattern over which the Company’s obligations are satisfied for both the License Performance Obligation and the Committee Performance Obligation. Effectively, the Company has treated the arrangement as if the License Performance Obligation and the Committee Performance Obligation are a single performance obligation.

As of March 31, 2018, the transaction price totaling $249.3 million is comprised of: (i) the up-front payment of $73.0 million, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017 of $0.2 million, and (iii) an estimate of the cost share payments to be received with respect to amounts incurred by the Company subsequent to March 31, 2017 of $176.1 million.

During the three months ended March 31, 2018 and 2017, the Company recognized revenue totaling approximately $17.0 million and $0, respectively, with respect to the Otsuka International Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2018, there is approximately $68.8 million of deferred revenue related to the Otsuka International Agreement of which $32.5 million is classified as current and $36.3 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of March 31, 2018, there is approximately $16.7 million in accounts receivable in the accompanying condensed consolidated balance sheet.

Janssen Pharmaceutica NV Research and License Agreement

Summary of Agreement

On February 9, 2017, the Company entered into a Research and License Agreement, the Janssen Agreement, with Janssen Pharmaceutica NV, or Janssen, a subsidiary of Johnson & Johnson, pursuant to which Janssen granted the Company an exclusive license under certain intellectual property rights to develop and commercialize worldwide certain HIF prolyl hydroxylase targeted compounds.

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

As discussed above, the Company issued a Common Stock Purchase Warrant, or the Warrant, to Johnson & Johnson Innovation – JJDC, Inc., or JJDC, an affiliate of Janssen, for 509,611 shares of the Company’s common stock at an exercise price of $9.81 per share. The Warrant is exercisable by JJDC, in whole or in part, at any time prior to the fifth anniversary of the date of issuance. The Warrant and the shares issuable upon exercise of the Warrant will be sold and issued without registration under the Securities Act of 1933, as amended, or the Securities Act. The Company recorded the fair value of the warrant in the amount of $3.4 million to additional paid in capital and research and development expense in March 2017.

Vifor Pharma License Agreement

Summary of Agreement

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

Investment Agreement

In connection with the Vifor Agreement, in May 2017, the Company and Vifor Pharma entered into an investment agreement, or the Investment Agreement, pursuant to which the Company sold an aggregate of 3,571,429 shares of common stock, or the Shares, par value $0.00001 per share, to Vifor Pharma at a price per share of $14.00 for a total of $50.0 million.  The amount representing the premium over the closing stock price of $12.69 on the date of the transaction, totaling $4.7 million, was determined by the Company to represent consideration related to the Vifor Agreement. As the parties’ rights under the Vifor Agreement are conditioned upon (a) the approval of vadadustat for DD-CKD patients by the FDA; (b) inclusion of vadadustat in a bundled reimbursement model; and (c) payment by Vifor Pharma of a $20.0 million milestone upon the occurrence of these two events, in accordance with ASC 606, the Company has determined that the full transaction price is fully constraint. As part of its evaluation of the constraint, the Company considered numerous factors, including clinical and regulatory risks that must be overcome in order for the parties’ rights to become effective and the probability of the $20.0 million milestone being achieved. Accordingly, the $4.7 million continues to be recorded as deferred revenue in the accompanying unaudited condensed consolidated balance sheets. Upon the satisfaction of the aforementioned conditions, revenue will be recognized as the Company supplies vadadustat to Vifor Pharma using a proportional performance method.

Vifor Pharma has agreed to a lock-up restriction such that it agrees not to sell its shares for a period of time following the effective date of the Investment Agreement as well as a customary standstill agreement. In addition, the Investment Agreement contains voting agreements made by Vifor Pharma with respect to the Shares. The Shares have not been registered pursuant to the Securities Act, and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506 promulgated thereunder.

4. Available For Sale Securities

Available for sale securities at March 31, 2018 and December 31, 2017 consist of the following:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2018
Cash and cash equivalents	$158,171	$—	$—	$158,171
Available for sale securities:
Certificates of deposit	$6,080	$—	$—	$6,080
U.S. government debt securities	186,099	—	(470)	185,629
Corporate debt securities	43,229	—	(80)	43,149
Total available for sale securities	$235,408	$—	$(550)	$234,858
Total cash, cash equivalents, and available for sale securities	$393,579	$—	$(550)	$393,029

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2017
Cash and cash equivalents	$70,156	$—	$—	$70,156
Available for sale securities:
Certificates of deposit	$14,117	$—	$—	$14,117
U.S. government debt securities	175,155	—	(352)	174,803
Corporate debt securities	58,806	—	(90)	58,716
Total available for sale securities	$248,078	$—	$(442)	$247,636
Total cash, cash equivalents, and available for sale securities	$318,234	$—	$(442)	$317,792

The estimated fair value of the Company’s available for sale securities balance at March 31, 2018, by contractual maturity, is as follows:

Due in one year or less	$191,263
Due after one year	43,595
Total available for sale securities	$234,858

There were no realized gains or losses on available for sale securities for the three months ended March 31, 2018 and 2017. There were three U.S. government debt securities that had been in an unrealized loss position for more than 12 months as of March 31, 2018 with an aggregate unrealized loss on these securities of approximately $6,000 and fair value of $5.0 million. There were 52 securities in a loss position for less than 12 months at March 31, 2018 with an aggregate unrealized loss on these securities of $0.5 million and fair value of $223.8 million. There were three U.S. government debt securities that had been in an unrealized loss position for more than 12 months as of December 31, 2017 with an aggregate unrealized loss on these securities of approximately $9,000 and fair value of $4.0 million. There were 57 securities in a loss position for less than 12 months at December 31, 2017 with an aggregate unrealized loss on these securities of $0.4 million and fair value of $229.5 million. The Company considered the decline in the market value of these securities to be primarily attributable to current economic conditions. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. As it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2018.

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

Assets measured or disclosed at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2018
Assets:
Cash and cash equivalents	$158,171	$—	$—	$158,171
Certificates of deposit	—	6,080	—	6,080
U.S. government debt securities	—	185,629	—	185,629
Corporate debt securities	—	43,149	—	43,149
	$158,171	$234,858	$—	$393,029

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2017
Assets:
Cash and cash equivalents	$70,156	$—	$—	$70,156
Certificates of deposit	—	14,117	—	14,117
U.S. government debt securities	—	174,803	—	174,803
Corporate debt securities	—	58,716	—	58,716
	$70,156	$247,636	$—	$317,792

The Company’s corporate debt securities are all investment grade.

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2018 and December 31, 2017.

Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would result in material changes in the fair value of investments.

6. Accrued Expenses

Accrued expenses are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Accrued clinical expenses	$46,265	$43,297
Professional fees	1,574	808
Accrued bonus	1,152	3,388
Income tax payable	987	987
Accrued vacation	873	797
Accrued payroll	449	795
Accrued severance	426	—
Accrued other	3,221	2,369
Total accrued expenses	$54,947	$52,441

7. Warrant

In connection with the Janssen Agreement, in February 2017 the Company issued a warrant to purchase 509,611 shares of the Company’s common stock at an exercise price of $9.81 per share. The warrant was fully vested upon issuance and exercisable in whole or in part, at any time prior to the fifth anniversary of the date of issuance. The warrant satisfied the equity classification criteria of ASC 815, and is therefore classified as an equity instrument. The fair value at issuance of $3.4 million was calculated using the Black Scholes option pricing model and was charged to research and development expense as it represented consideration for a license for which the underlying intellectual property was deemed to have no alternative future use. As of March 31, 2018, the warrant remains outstanding and expires on February 9, 2022.

8. Stockholders’ Equity

Authorized and Outstanding Capital Stock

As of March 31, 2018, the authorized capital stock of the Company included 175,000,000 shares of common stock, par value $0.00001 per share, of which 56,857,470 and 47,612,619 shares are issued and outstanding at March 31, 2018 and December 31, 2017, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which 0 shares are issued and outstanding at March 31, 2018 and December 31, 2017.

At-the-Market Facility

In May 2016, the Company established an at-the-market equity, or ATM, offering program pursuant to which it was able to offer and sell up to $75.0 million its common stock at the then current market prices from time to time. In September 2016, the Company commenced sales under this program. Through December 31, 2017, the Company sold 1,080,908 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $12.1 million, of which 150,023 shares were sold in the three months ended March 31, 2017 for net proceeds (after deducting commissions and other offering expenses) of approximately $1.6 million. Additionally, the Company sold 694,306 shares in the three months ended March 31, 2018 for net proceeds (after deducting commissions and other offering expenses) of approximately $10.5 million.

Equity Offering

In March 2018, the Company completed a follow-on public offering, whereby the Company sold 8,500,000 shares of common stock at a public offering price of $10.50 per share. The aggregate net proceeds received by the Company from the offering were approximately $84.8 million, net of underwriting discounts and commissions and estimated offering expenses payable by the Company.

Equity Plans

On February 28, 2014, the Company’s Board of Directors adopted its 2014 Incentive Plan, the 2014 Plan, and its 2014 Employee Stock Purchase Plan, the ESPP, which were subsequently approved by its stockholders and became effective upon the closing of the Company’s initial public offering on March 25, 2014. The 2014 Plan replaced the 2008 Equity Incentive Plan, as amended, the 2008 Plan; however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. In May 2016 the Company’s Board of Directors approved an inducement award program that was separate from the Company’s equity plans and which, consistent with NASDAQ Listing Rule 5635(c)(4), did not require shareholder approval, the Inducement Award Program. For 2018, the Company authorized the issuance of up to 750,000 shares for the purpose of granting options to purchase shares of our common stock to new hires under the Inducement Award Program, of which 140,350 options to purchase shares were granted during the three months ended March 31, 2018.

The 2014 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, restricted stock units, or RSUs, performance awards and other awards convertible into or otherwise based on shares of our common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1st of each calendar year, by an amount equal to three percent (3%) of the number of shares of stock outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31st, the 2014 Plan Evergreen Provision. The Company’s Board of Directors may act prior to January 1st of any year to provide that there will be no automatic increase in the number of shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). During the first three months of 2018, the Company granted 522,200 stock options to employees under the 2014 Plan, 140,350 stock options to employees under the Inducement Award Program, 367,250 RSUs to employees under the 2014 Plan, and 0 stock options to directors under the 2014 Plan.

The ESPP provides for the issuance of options to purchase shares of the Company’s common stock to participating employees at a discount to their fair market value. The maximum aggregate number of shares of common stock available for purchase pursuant to the exercise of options granted under the ESPP will be the lesser of (a) 262,500 shares, increased on each anniversary of the adoption of the ESPP by one percent (1%) of the total shares of common stock then outstanding, the ESPP Evergreen Provision, and (b) 739,611 shares, which is equal to five percent (5%) of the total shares of common stock outstanding on the date of the adoption of the ESPP on a fully diluted, as converted basis. Under the ESPP, each offering period is six months, at the end of which employees may purchase shares of common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of eighty-five percent (85%) of the closing price of our common stock at the beginning or end of the offering period.

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	March 31, 2018	December 31, 2017
Common stock options and RSUs outstanding (1)	5,022,093	4,388,752
Shares available for issuance under the 2014 Plan (2)	3,400,173	1,790,600
Warrant to purchase common stock	509,611	509,611
Shares available for issuance under the ESPP (3)	634,721	652,290
Total	9,566,598	7,341,253

(1)	Includes awards granted under the 2014 Plan and the Inducement Award Program.
(2)

On January 1, 2018, January 1, 2017 and January 1, 2016, the shares reserved for future grants under the 2014 Plan increased by 1,575,329, 1,265,863 and 986,800 shares, respectively, pursuant to the 2014 Plan Evergreen Provision. Additionally, on December 19, 2017, the Company’s Board of Directors approved 750,000 shares for issuance in fiscal year 2018 under the Inducement Award Program.

(3)

On February 28, 2016, the shares reserved for future issuance under the ESPP increased by 273,404 shares pursuant to the ESPP Evergreen Provision. There were no increases in the shares reserved for future issuance subsequent to this period as the maximum aggregate number of shares available for purchase had reached its cap of 739,611.

Stock-Based Compensation

Stock Options

On February 28, 2018, as part of the Company’s annual grant of equity, the Company issued 522,200 stock options to employees. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. Options granted by the Company vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options vest in installments of (i) 25% at the one year anniversary and (ii) in either 36 or 48 equal monthly or 12 equal quarterly installments beginning in the thirteenth month after the initial vesting commencement date or 12 equal quarterly installments beginning on the first day of each calendar quarter after the initial vesting commencement date or grant date, subject to the individual’s continuous service with the Company. Options generally expire ten years after the date of grant. The Company recorded approximately $1.9 million and approximately $1.6 million of stock-based compensation expense related to stock options during the three months ended March 31, 2018 and 2017, respectively.

Restricted Stock

On December 23, 2013, the Company issued 450,224 shares of restricted stock to employees and 79,067 shares of restricted stock to non-employees at a grant date fair value of $7.42 per share.  The aggregate grant date fair value for the shares of restricted stock issued on December 23, 2013 totaled approximately $3.9 million. The Company records stock-based compensation expense for restricted stock awards based on the grant date fair value for employees and the reporting date and upon vesting fair value for non-employees. The fair value of the award is considered the intrinsic value as of each measurement date. Compensation expense related to the restricted stock awards was being recognized over the associated requisite service period. The Company recorded approximately $8,000 of stock-based compensation expense related to restricted stock during the three months ended March 31, 2017. Restricted shares were fully vested as of December 31, 2017 and there were no additional grants of restricted stock during the three months ended March 31, 2018, as such, there was no stock-based compensation expense related to restricted stock during the three months ended March 31, 2018.

Restricted Stock Units

On February 28, 2018, as part of the Company’s annual grant of equity, the Company issued 367,250 RSUs to employees. In addition, the Company occasionally issues RSUs not in connection with the annual grant process to employees. 100% of each RSU grant vests on either the first or the third anniversary of the grant date, subject, in each case, to the individual’s continued service through the applicable vesting date. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized on a straight-line basis over the vesting period. The Company recorded approximately $0.2 million and $0.4 million of stock-based compensation expense related to the RSUs during the three months ended March 31, 2018 and 2017, respectively.

Employee Stock Purchase Plan

The first offering period under the ESPP opened on January 2, 2015.  The Company issued 17,569 shares during the first three months of 2018. The Company recorded approximately $61,000 and $42,000 of stock-based compensation expense related to the ESPP during the three months ended March 31, 2018 and 2017, respectively.

Stock-Based Compensation Expense Summary

The Company has classified its stock-based compensation expense related to share-based awards as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Research and development	$618	$4,174
General and administrative	1,614	1,255
Total	$2,232	$5,429

Compensation expense by type of award:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Stock options	$1,941	$1,575
Restricted stock	—	8
Restricted stock units	230	391
Employee stock purchase plan	61	42
Warrant	—	3,413
Total	$2,232	$5,429

9. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three months ended March 31, 2018 and 2017. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

As noted in Note 2, effective January 1, 2018, the Company adopted ASC 606, using the full retrospective transition method. Under this method, the Company has revised its consolidated financial statements for the year ended December 31, 2017, and applicable interim periods within those years, as if ASC 606 had been effective for those periods. The adoption of this guidance did not have a significant impact on the Company’s related tax disclosures.

For the year ended December 31, 2017, the Company had taxable income primarily due to timing differences.  The income was fully offset with available net operating losses, NOLs, for regular federal and state tax purposes. The Company did have a tax liability for Alternative Minimum Tax in 2017 of approximately $1.0 million; however, due to tax reform, the amount is fully refundable through 2021, and thus the net result is that the Company recorded an income tax receivable of approximately $1.0 million rather than a tax expense for the year ended December 31, 2017. As of March 31, 2018, the Company’s unaudited condensed consolidated balance sheet included a receivable of approximately $1.0 million, which is included in other assets, and a tax payable of approximately $1.0 million for the Alternative Minimum Tax, which is included in accrued expenses in the accompanying.

The Tax Cuts and Jobs Act, which was signed on December 22, 2017, made significant change in U.S. tax law including a reduction in U.S. corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities existing as of December 31, 2017 from the 35% federal rate in effect through the end of 2017, to the new 21% rate. As a result of the change in law, the Company recorded a $43.0 million reduction in the deferred tax asset and corresponding valuation allowance as of December 31, 2017.

In accordance with SAB 118, we have determined that our deferred tax asset value and associated valuation allowance reduction is a provisional amount and a reasonable estimate at December 31, 2017. The final impact may differ from this provisional amount due to, among other things, changes in interpretations and assumptions we have made thus far and the issuance of additional regulatory or other guidance. During the three months ended March 31, 2018, we did not identify any additional adjustments necessary to the deferred tax asset value and associated valuation allowance recorded at December 31, 2017. We expect to complete the final impact within the measurement period.

10. Commitments and Contingencies

Leases

As of March 31, 2018, the Company leased approximately 45,362 square feet of office and lab space in Cambridge, Massachusetts under a lease, as amended, or the Lease.  Total monthly lease payments under the initial base rent were approximately $242,000 and are subject to annual rent escalations. In addition to such annual rent escalations, base rent payments for a portion of said premises commenced on January 1, 2017 in the monthly amount of approximately $22,000. Landlord contributions included in the Lease from the landlord totaled $2,169,920, including $70,526 in leasehold improvements not yet utilized. The landlord contributions are being accounted for as a deferred lease incentive and reduction in monthly rent expense over the term of the Lease. The term of the Lease with respect to the office space expires on September 11, 2026, with one five year extension option available. The term of the Lease with respect to the lab space expires on November 30, 2021, with an extension option for one additional period of two years. The total security deposit in connection with the Lease of $1.3 million is in the form of a letter of credit of which $0.3 million is included in other current assets and $1.0 million is included in other assets in the Company’s condensed consolidated balance sheets as of March 31, 2018 and $1.3 million is included in other assets in the Company’s condensed consolidated balance sheet as of December 31, 2017.

The Company recognizes rent expense for the space which it currently occupies and records a deferred lease obligation representing the cumulative difference between actual facility lease payments and lease expense recognized ratably over the lease period, which is included in the Company’s condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.

Under the Lease, the Company took possession of the remaining 3,384 square feet of office space on January 1, 2017, and subleased this space commencing on that date, or the Sublease, as it did not intend to use the space for its operations. The term of the Sublease is two years and the monthly rent to be received by the Company is approximately $22,000. Under the Sublease, the Company’s operating lease obligations through 2018 are partially offset by future Sublease payments to it of approximately $0.2 million. The total security deposit in connection with the Sublease of $21,432, is included in other current assets and other liabilities in the Company’s condensed consolidated balance sheets.

At March 31, 2018, the Company’s future minimum payments required under these leases are as follows:

		Lease Payments
	Operating	to be Received	Net Operating
	Lease	from Sublease	Lease Payments
	(in thousands)
2018	$2,686	$193	$2,493
2019	3,626	—	$3,626
2020	3,675	—	$3,675
2021	3,684	—	$3,684
2022	3,307	—	$3,307
Thereafter	12,573	—	$12,573
Total	$29,551	$193	$29,358

The Company recorded approximately $0.8 million in rent expense for each of the three months ended March 31, 2018 and 2017, respectively.

Other Third Party Contracts

Under the Company’s agreement with IQVIA, formerly known as Quintiles IMS, to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of March 31, 2018 were approximately $237.1 million. The estimated period of substantive performance for the committed work with IQVIA is through the first half of 2020. The Company contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $51.4 million at March 31, 2018. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

11. Employee Retirement Plan

During 2008, the Company established a retirement plan, or the 401(k) Plan, authorized by Section 401(k) of the Internal Revenue Code. In accordance with the 401(k) Plan, all employees who have attained the age of 21 are eligible to participate in the 401(k) Plan as of the first Entry Date, as defined therein, following their date of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary and contributions in the amount of approximately $0.2 million and $0.1 million were made during the three months ended March 31, 2018 and 2017, respectively.

12. Net Loss per Share

The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	As of March 31,
	2018	2017
Warrants	509,611	509,611
Outstanding stock options	4,061,068	3,857,607
Unvested restricted stock	—	43,041
Unvested restricted stock units	961,025	862,388
Total	5,531,704	5,272,647

13. Subsequent Events

On April 9, 2018, the Company executed the Fifth Amendment to Lease, or the Fifth Amendment, with CLPF-Cambridge Science Center, LLC, or the Landlord, amending the Lease for the Company’s headquarters located at 245 First Street, Cambridge, Massachusetts, or the Building.

Pursuant to the Fifth Amendment, the Company has agreed to lease an additional 19,805 square feet of office space on the 12th floor of the Building, or the Additional Premises. The term of the Fifth Amendment is expected to commence on the date the Landlord delivers the Additional Premises to the Company, or approximately September 1, 2018, or the 12th Floor Commencement Date, and the term expires on September 11, 2026, subject to an option to extend the term for an additional five years.

The Company is obligated to pay rent for the Additional Premises beginning five months after the 12th Floor Commencement Date, or the Rent Commencement Date. From the Rent Commencement Date until August 31, 2019, the monthly rent payment will be $135,334 or $82.00 per square foot per year, with an annual rent escalation of $1.00 per square foot commencing on September 1, 2019. The Fifth Amendment includes a Landlord’s contribution for leasehold improvements for the premises in an amount of up to $990,250. The Company’s current security deposit will increase by $0.5 million to $1.8 million. The total security deposit was reduced by $0.3 million in May 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017, or the 2017 Annual Report, including the audited consolidated financial statements and notes thereto contained in our 2017 Annual Report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Phase 1 and Phase 2 data led us to the design of our Phase 3 clinical program for vadadustat. The vadadustat Phase 3 program in NDD-CKD patients with anemia, called PRO2TECT, and in dialysis dependent, or DD, CKD patients with anemia, called INNO2VATE, is designed to enroll up to approximately 6,900 patients evaluating once daily oral dosing of vadadustat against an injectable ESA active comparator, darbepoetin alfa. The enrollment numbers and the completion of PRO2TECT and INNO2VATE will be driven by the accrual of major adverse cardiovascular events, or MACE. In December 2015, the first patient was dosed in

PRO2TECT, and the first patient was dosed in INNO2VATE in August 2016. As of March 31, 2018, we expect the remaining external aggregate contract research organization, or CRO, costs of PRO2TECT and INNO2VATE to be in the range of $380.0 million to $410.0 million. We are targeting full enrollment of PRO2TECT and INNO2VATE by the end of 2018. We anticipate reporting top-line clinical data for the PRO2TECT and INNO2VATE studies in 2019, subject to the accrual of MACE events. Subject to marketing approvals, we plan to launch vadadustat for the treatment of anemia due to CKD in 2020.

We revised the study designs of FO2RWARD and TRILO2GY, which are now known as FO2RWARD-2 and TRILO2GY-2, respectively, which we believe will provide additional characterization and differentiation of vadadustat and further strengthen our commercial position if our product candidate is approved. FO2RWARD-2 will include once-daily and three-times weekly dosing, data to inform ESA-switching protocols, a larger sample size, and a broader dialysis population that is inclusive of patients with anemia due to CKD who are on dialysis and do not adequately respond to injectable ESA, known as hyporesponders. Hyporesponders represent approximately 10-15% of subjects with anemia due to DD-CKD, yet they account for 30-40% of total injectable ESA use. These patients have demonstrated a persistently higher risk of mortality than non-hyporesponders and represent a high unmet need. Given its differentiated mechanism of action, we believe that vadadustat may provide a treatment option for these patients. We expect to initiate FO2RWARD-2 in the second quarter of 2018, with top-line data expected in the first half of 2019. TRILO2GY-2 will include once-daily and three-times weekly dosing and an ESA control, a larger sample size, and a design that can generate data to inform switching from Epogen®, Aranesp® and Mircera®. We expect to initiate TRILO2GY-2 in late 2018 or early 2019, with top-line data expected in early 2020.

Our collaborator, Mitsubishi Tanabe Pharma Corporation, or MTPC, initiated its Phase 3 development program for vadadustat in Japan in the fourth quarter of 2017. MTPC expects data read-outs from these studies in 2019.

If vadadustat is approved by the U.S. Food and Drug Administration, or FDA, we plan to establish our own commercial organization in the United States while leveraging our collaboration with Otsuka Pharmaceutical Co. Ltd., or Otsuka, and its well-established commercial organization in the United States. We also granted Otsuka exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. In Japan and certain other countries in Asia, we granted MTPC exclusive rights to commercialize vadadustat, subject to marketing approvals. In May 2017, we entered into an exclusive license agreement with Vifor (International) Ltd., or Vifor Pharma, to sell vadadustat solely to Fresenius Kidney Care Group LLC, or FKC, dialysis clinics in the United States subject to approval by the FDA and inclusion of vadadustat in a bundled reimbursement model. During the term of the license agreement, Vifor Pharma may not sell to FKC or its affiliates any HIF product that competes with vadadustat in the United States.

In addition to vadadustat, we are developing a HIF-based portfolio of product candidates that target serious diseases of high unmet need. Our portfolio includes product candidates developed internally as well as in-licensed product candidates, such as AKB-5169. In February 2017, we signed an exclusive agreement with Janssen Pharmaceutica NV, or Janssen, a subsidiary of Johnson & Johnson, for access to an extensive library of well-characterized HIF pathway compounds with potential applications across multiple therapeutic areas. The lead compound, AKB-5169, is a differentiated preclinical compound in development as an oral treatment for inflammatory bowel disease. We intend to complete further preclinical development of this compound.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $23.4 million and $44.5 million for the three months ended March 31, 2018 and 2017, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant operating expenses and increased operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•

conduct our development program of vadadustat for the treatment of anemia due to CKD, including PRO2TECT, INNO2VATE, FO2RWARD-2 and TRILO2GY-2, and develop plans for the preclinical and clinical development of any other potential product candidates;

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

Through March 2018, we raised approximately $468.4 million of net proceeds from the sale of equity including $377.4 million from various underwritten public offerings, $41.0 million from an at-the-market, or ATM, offerings, pursuant to sales agreements with Cantor Fitzgerald & Co and $50.0 million from the sale of 3,571,429 shares of common stock to Vifor Pharma. At the inception of our collaboration agreements with Otsuka and MTPC, they committed to approximately $573.0 million or more in upfront payments and cost-share funding, the latter of which we generally continue to receive on a quarterly prepaid basis. Of these commitments, we received approximately $272.0 million at the onset of the collaboration agreements.

Financial Overview

In the quarter ended June 30, 2017, we identified and corrected an immaterial error in the amount of research and development expenses related to our global Phase 3 clinical program for vadadustat.  This adjustment also affected the amount of revenue recognized pursuant to our license and collaboration agreements with Otsuka. The adjustments impacted our results of operations in each quarter of 2016 and the first quarter of 2017.  We concluded the effect of these adjustments was not material to our consolidated financial statements for any prior period.

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

For the foreseeable future, we expect substantially all of our revenue will be generated from our collaborations with Otsuka and MTPC and any other collaborations into which we may enter. MTPC has licensed the rights to develop and commercialize vadadustat in Japan and certain other Asian countries, or the MTPC Territory. Otsuka has agreed to co-exclusively collaborate with respect to the development and commercialization of vadadustat in the United States. Additionally, Otsuka has also licensed the rights to develop and commercialize vadadustat in the European Union, Russia, China, Australia, Canada, the Middle East and certain other countries, or the Otsuka International Territory.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	personnel-related expenses, including salaries, benefits, recruiting fees, travel and stock-based compensation expense of our research and development personnel;
•	expenses incurred under agreements with CROs and investigative sites that conduct our clinical studies;
•	the cost of acquiring, developing and manufacturing clinical study materials through contract manufacturing organizations, or CMOs;
•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and
•	costs associated with preclinical, clinical and regulatory activities.

Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites.

We cannot determine with certainty the duration and completion costs of current or future clinical studies of our product candidates or if, when, or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain marketing approval. We may never succeed in achieving marketing approval for any of our product candidates.

The duration, costs and timing of clinical studies and development of our product candidates will depend on a variety of factors including, but not limited to, those described in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, EMA or other regulatory authorities were to require us to conduct clinical studies in addition to or different from those that we currently anticipate, or if we experience delays in enrollment in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development.

From inception through March 31, 2018, we have incurred $524.2 million in research and development expenses. We plan to increase our research and development expenditures for the foreseeable future as we continue the development of vadadustat and any other product candidates. Our current and/or planned research and development activities include the following:

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates. We also anticipate increased expenses related to finance, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and U.S. Securities and Exchange Commission, or SEC, requirements, and our other costs associated with being a public company. Additionally, we anticipate an increase in payroll and related expenses if and when we prepare for commercial operations, especially in sales and marketing.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three months ended		Increase
	March 31, 2018	March 31, 2017	(Decrease)
	(In Thousands)
Collaboration revenue	$45,930	$20,865	$25,065
Operating expenses:
Research and development	61,404	60,049	1,355
General and administrative	9,024	5,788	3,236
Total operating expenses	70,428	65,837	4,591
Loss from operations	(24,498)	(44,972)	(20,474)
Other income, net	1,080	429	651
Net loss	$(23,418)	$(44,543)	$(21,125)

Collaboration Revenue. Collaboration revenue was $45.9 million for the three months ended March 31, 2018, compared to $20.9 million for the three months ended March 31, 2017, an increase of $25.0 million. We recognized $20.9 million in collaboration revenue for the three months ended March 31, 2017 from our cost sharing arrangement under the Otsuka U.S. Agreement, which commenced in December 2016, and no collaboration revenue from MTPC as the revenue recognition criteria for the MTPC Agreement, as required under ASC 606, had not yet been satisfied. The increase in revenue between the two periods was primarily attributable to an additional $15.7 million of revenue recognized under both the Otsuka U.S. Agreement and Otsuka International Agreement, which was consummated in April 2017, as well as $9.1 million of revenue recognized in connection with the MTPC Agreement as the revenue recognition criteria as required under ASC 606 was satisfied in the fourth quarter of 2017, allowing revenue associated to the MTPC Agreement to be recognized using a proportional performance method.

Research and Development Expenses. Research and development expenses were $61.4 million for the three months ended March 31, 2018, compared to $60.0 million for the three months ended March 31, 2017, an increase of $1.4 million. The increase was primarily due to the following:

(in millions)
Manufacture of drug substance and drug product	$3.4
Regulatory activities and other clinical and preclinical activities	2.4
FO2RWARD-2 and TRILO2GY-2 studies[1]	1.2
Japan Phase 2 studies	(2.3)
PRO2TECT and INNO2VATE Phase 3 program	(2.6)
Total increase related to the continued development of vadadustat	2.1
Headcount, consulting and facilities	3.5
Janssen license fee	(1.0)
Fair value of warrants issued for Janssen license	(3.4)
Other	0.2
Total other decreases	(0.7)
Total net increase	$1.4

(1) Includes costs from FO2RWARD, FO2RWARD-2, TRIL2OGY, and TRILO2GY-2 studies.

The increase in the costs related to the development of vadadustat is primarily attributable to an increase in external costs related to the manufacture of drug substance and drug product in support of the global Phase 3 program, regulatory activities as well as other clinical and preclinical activities, and study commencement activities for the FO2RWARD-2 and TRILO2GY-2 studies. This increase in cost related to the development of vadadustat was partially offset by a decrease in costs related to the PRO2TECT and INNO2VATE Phase 3 program primarily due to lower external costs, and a decrease in costs related to Japan Phase 2 studies. We expect to incur a total of approximately $20.5 million for the Phase 2 studies in Japan of which MTPC has already paid $20.0 million, and MTPC will reimburse us for the remaining costs once incurred. The increase in research and development expenses where further impacted by increases in headcount, consulting and facility related costs relates to additional resources required to support our expanding research and development programs. We expect our research and development expenses to significantly increase in future periods in support of our global Phase 3 program and other studies for vadadustat and development of our other product candidates.

General and Administrative Expenses. General and administrative expenses were $9.0 million for the three months ended March 31, 2018, compared to $5.8 million for the three months ended March 31, 2017. The increase of $3.2 million was primarily due to an increase in costs to support our research and development programs, including headcount and compensation-related costs and associated facility-related costs. We expect our general and administrative expenses to increase in future periods to support our continued research and development and potential commercialization of vadadustat and other product candidates.

Other Income, Net. Other income, net, was $1.1 million for the three months ended March 31, 2018 and $0.4 million for the three months ended March 31, 2017. Other income, net for the three months ended March 31, 2018 and 2017 is primarily comprised of interest income.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of March 31, 2018, we had an accumulated deficit of $394.2 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally through sales of our common stock and payments received from our collaboration partners. As of March 31, 2018, we had cash and cash equivalents and available for sale securities of approximately $393.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities stated at fair value, are also available as a source of liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(20,330)	$(9,528)
Investing activities	12,434	(92,303)
Financing activities	95,911	1,746
Net (decrease) increase in cash, cash equivalents, and restricted cash	$88,015	$(100,085)

Operating Activities. The cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The net cash used in operating activities of $20.3 million for the three months ended March 31, 2018 was largely driven by our Phase 3 development program for vadadustat, partially offset by receipt of cash from collaboration agreements, including a $4.0 million milestone payment under the MTPC Agreement and $29.4 million in cost-share reimbursements under the Otsuka U.S. Agreement and the Otsuka International Agreement. Additionally, there were adjustments for non-cash items, including stock-based compensation expense of $2.2 million.

The net cash used in operating activities of $9.5 million for the three months ended March 31, 2017 consisted primarily of a net loss of $44.5 million adjusted for non-cash items, including stock-based compensation expense of $5.4 million, amortization of premium/discount on investments of $0.2 million, depreciation and amortization of $0.1 million and a net increase in operating assets and liabilities of $29.3 million. The significant items in the change in operating assets and liabilities include an increase in unbilled receivable of approximately $33.8 million related to unbilled payments from Otsuka received in the first quarter of 2017, an increase in accounts payable and accrued expenses of approximately $17.0 million and an increase of $0.4 million in deferred rent partially offset by a decrease of approximately $20.9 million in deferred revenue and $1.1 million in prepaid expenses and other current assets. The net increase in accounts payable and accrued expenses is primarily driven by clinical and preclinical study costs associated with vadadustat.

Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2018 was $12.4 million and was comprised primarily of proceeds from the maturities of available for sale securities of $56.3 million and proceeds from the sales of available for sale securities of $5.0 million, offset by the purchases of available for sale securities of $48.6 million and purchases of equipment of $0.3 million.

Net cash used in investing activities for the three months ended March 31, 2017 was $92.3 million and was comprised primarily of purchases of available for sale securities of $116.4 million and purchases of equipment of $0.4 million, offset by proceeds from the maturities of available for sale securities of $24.5 million.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2018 was $95.9 million and consisted primarily of net proceeds from the public issuance of common stock, proceeds from the exercise of stock options and proceeds from the sale of stock under our employee stock purchase plan.

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

We ended the first quarter of 2018 with cash, cash equivalents and available for sale securities of $393.0 million. At the inception of our collaboration agreements with Otsuka and MTPC, they committed to approximately $573.0 million or more in upfront payments and cost-share funding, the latter of which we generally continue to receive on a quarterly prepaid basis. Of these commitments, we received approximately $272.0 million at the onset of the collaboration agreements. We expect our existing cash resources, including the timing of committed research and development funding from our collaborators, to fund our current operating plan into the first quarter of 2020.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on March 12, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2018 we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, prepaid and accrued research and development expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.

During the three months ended March 31, 2018, there were no material changes to our critical accounting policies, other than as described below, as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 12, 2018.

Revenue

Effective January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, using the full retrospective transition method.  Under this method, we are revising our consolidated financial statements for the year ended December 31, 2017 and applicable interim periods within the year, as if ASC 606 had been effective for those periods. No change for the adoption of ASC 606 was deemed necessary for the year ended December 31, 2016 and applicable interim periods within the year. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps:

(vi)	identify the contract(s) with a customer;
(vii)	identify the performance obligations in the contract(s);
(viii)	determine the transaction price;
(ix)	allocate the transaction price to the performance obligations in the contract(s); and
(x)	recognize revenue when (or as) the entity satisfies a performance obligation.

We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for collaborations and other revenues, see Note 3, “Strategic Collaborations and Other Significant Agreements”.

Collaboration Revenue

We enter into out-license and collaboration agreements which are within the scope of ASC 606, under which we license certain rights to our product candidates to third parties. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; development, regulatory, and commercial milestone payments; payments for manufacturing supply services that we provide through our contract manufacturers; and royalties on net sales of licensed products. Each of these payments may result in license, collaboration and other revenue, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements, we implement the five-step model noted above. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine whether the individual deliverables represent separate performance obligations or whether they must be accounted for as a combined performance obligation as well as the stand-alone selling price for each performance obligation identified in the contract. A deliverable represents a separate performance obligation if both of the following criteria are met: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. With regards to the MTPC and Otsuka collaboration agreements, we recognize revenue related to amounts allocated to the identified performance obligation on a proportional performance basis as the underlying services are performed.

Licenses of Intellectual Property

If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We will evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone Payments

At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to assess the milestone as probable of being achieved. There is considerable judgment involved in determining whether a milestone is probable of being reached at each specific reporting period. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the control of the customer, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenues as, or when, the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we will re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.

Manufacturing Supply Services

Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. If we are entitled to additional payments when the licensee exercises these options, any additional payments are recorded in license, collaboration and other revenues when the licensee obtains control of the goods, which is upon delivery.

Royalties

We will recognize sales-based royalties, including milestone payments based on the level of sales, at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from our collaboration agreements.

Collaborative Arrangements

We record the elements of our collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. We consider the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between us and our collaborative partner and the transactions between us and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. We recognize our allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the U.S. collaboration with Otsuka as a component of the related expense in the period incurred. During the three months ended March 31, 2018, we incurred approximately $0.4 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended March 31, 2018. To the extent product revenue is generated from the collaboration, we will recognize our share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606

Recent Accounting Pronouncements

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We chose to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

For a discussion of recent accounting pronouncements, please refer New Accounting Pronouncements – Recently Adopted and New Accounting Pronouncements – Not Yet Adopted included within Note 2, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2018 and December 31, 2017, we had cash and cash equivalents and available-for-sale securities of $393.0 million and $317.8 million, respectively, primarily money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of March 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, we implemented certain internal controls in connection with our adoption of ASC 606. There were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Opposition Proceeding Against Our ’005 Patent

In July 2011, a third party filed an opposition to our issued European Patent No. 2044005, or the ’005 EP Patent. During the oral proceedings, which took place on April 10, 2013, the Opposition Division of the European Patent Office maintained the ’005 Patent. This decision resulted in the maintenance of a claim directed to a compound chosen from a group of eight compounds, including vadadustat, as well as claims to compositions and methods for treating various diseases, including, but not limited to, anemia. Both parties appealed the decision of the Opposition Division. On February 27, 2018, we withdrew the ’005 EP Patent from appeal and filed a divisional patent application to pursue a focused claim set that includes claims for vadadustat, as well as pharmaceutical compositions and methods of treating anemia.

Opposition and Invalidity Proceedings Against FibroGen, Inc.

We filed an opposition in Europe against FibroGen, Inc.’s, or FibroGen’s, European Patent No. 1463823, or the ’823 EP Patent, and an oral proceeding took place March 8 and 9, 2016. Following the oral proceeding, the European Opposition Division ruled that the patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. FibroGen has appealed that decision and the appeal process is expected to take two to three years. Likewise, with regard to the invalidity proceeding that we filed in Japan against certain claims of FibroGen’s Japanese Patent No. 4804131, or the ’131 JP Patent, which is the Japanese counterpart to the ’823 EP Patent, the Japan Patent Office, or JPO, issued a preliminary decision finding all of the challenged claims to be invalid. FibroGen subsequently amended the claims and the JPO accepted the amendments. The resulting ’131 JP Patent does not cover vadadustat or any pyridine carboxamide compounds. To date, FibroGen has been unsuccessful in its attempts to obtain a patent in the United States covering the same claim scope as it obtained initially in Europe and Japan in the ’823 EP Patent and ’131 JP Patent. In the event FibroGen were to obtain such a patent in the United States, we may decide to challenge the patent as we have done in Europe and Japan.

On May 13, 2015, May 20, 2015 and July 6, 2015, we filed oppositions to FibroGen’s European Patent Nos. 2322155, or the ’155 EP Patent, 1633333, or the ’333 EP patent, and 2322153, or the ’153 EP Patent, requesting the patents be revoked in their entirety. These related patents claim, among other things, various compounds that either stabilize HIFα or inhibit a HIF hydroxylase or a HIF prolyl hydroxylase for treating or preventing various conditions, including, inter alia, iron deficiency, microcytosis associated with iron deficiency, anemia of chronic disease, anemia wherein the subject has a transferrin saturation of less than 20%, anemia refractory to treatment with exogenously administered erythropoietin and microcytosis in microcytic anemia. Such method of use patents do not prevent persons from using the compound for other uses, including any previously known use of the compound. In particular, these patents do not claim methods of using any of our product candidates for purposes of inhibiting hypoxia-inducible factor prolyl hydroxylases, or HIF-PHs, for the treatment of anemia due to CKD. While we do not believe these patents will prevent us from commercializing vadadustat for the treatment of anemia due to CKD, we filed these oppositions to provide us and our collaborators with maximum flexibility for developing vadadustat and our pipeline of HIF-PHIs.

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

In oral proceedings held on May 29, 2017, regarding the ’155 EP Patent, the European Opposition Division ruled that the ’155 EP Patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. FibroGen filed a notice to appeal the decision to revoke the ’155 EP Patent on May 29, 2017.

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

Item 1A. Risk Factors.

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

Investment in pharmaceutical product development is highly speculative because it entails upfront capital expenditures and significant risk that a product candidate will fail to gain marketing approval or become commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities. We have financed our operations primarily through sales of equity securities and our strategic collaborations. To date, we have no products approved for commercial sale and have not generated any revenue from the sale of products. As a result, we are not profitable and have incurred net losses each year since our inception, including net losses of $23.4 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $394.2 million. We do not know whether or when we will generate product revenue or become profitable.

We expect to continue to incur significant expenses and increased operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our ability to obtain funding through equity or debt financings or strategic collaborations. We anticipate that our expenses will increase significantly if and as we:

•

conduct our development program of vadadustat for the treatment of anemia due to chronic kidney disease, or CKD, including PRO2TECT, INNO2VATE, FO2RWARD-2 and TRILO2GY-2, and develop plans for the preclinical and clinical development of any other potential product candidates;

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

Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities, or if we otherwise believe it is necessary, to change our manufacturing processes or assays, to amend or replace our study protocols, to repeat any of our clinical trials, to perform studies in addition to, different from or larger than those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates. Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. In addition, our ability to generate revenue would be negatively affected if the size of our addressable patient population is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the patient population for treatment is narrowed by competition, physician choice, or payor or treatment guidelines. Even if we are able to generate revenues from the sale of any approved products, we may never generate revenue that is significant enough to become and remain profitable, and we may need to obtain additional funding to continue operations.

We will require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

As of March 31, 2018, our cash and cash equivalents and available for sale securities were $393.0 million. We expect to continue to expend substantial amounts for the foreseeable future developing and commercializing vadadustat, if approved, and any other product candidates. These expenditures will include costs associated with research and development, potentially obtaining marketing approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise, including as a result of our decision to include certain elements in our development programs. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the development and commercialization of our product candidates. Our future capital requirements depend on many factors, including:

•

significant costs associated with our global Phase 3 development program for vadadustat for the treatment of anemia due to CKD. As of March 31, 2018, we expect the remaining external aggregate contract research organization, or CRO, costs of PRO2TECT and INNO2VATE, which are designed to enroll up to 6,900 subjects, to be in the range of $380.0 million to

$410.0 million; the estimated costs for PRO2TECT and INNO2VATE could increase significantly due to a number of factors, including changes in target enrollment and enrollment rates, accrual of major adverse cardiovascular events, or MACE, the addition of new investigative sites, modification of clinical trial protocols, performing other studies in support of the Phase 3 program, choosing to add third-party vendors to support the program, and any other factor that could delay completion of PRO2TECT and INNO2VATE.

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

•	the cost of conducting the FO2RWARD-2 and TRILO2GY-2 clinical studies;
•	the cost, timing and outcome of our efforts to obtain marketing approval for vadadustat in the United States, Europe and in other jurisdictions;
•	the scope, progress, results and costs of additional preclinical, clinical, or other studies for vadadustat, as well as any studies of any other product candidates;
•	the cost of securing and validating commercial manufacturing of vadadustat;
•	the cost and timing of future commercialization activities for our products, if approved for marketing, including product manufacturing, marketing, sales and distribution costs;
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

We expect our existing cash resources, including the timing of committed research and development funding from our collaborators, to fund our current operating plan into the first quarter of 2020. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our development milestones may not be achieved, we may not receive the anticipated funding from our collaboration partners, and we may not secure other sources of financing. If and until we can generate a sufficient amount of revenue from our products, we expect to finance future cash needs through public or private equity or debt offerings, payments from our collaborators, strategic transactions, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Also, additional funds may not be available to us in sufficient amounts or on acceptable terms or at all. If we are unable to raise additional capital in sufficient amounts when needed or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. Any of these events could significantly harm our business, financial condition and prospects.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Our clinical trials may take longer to complete than currently anticipated, or may be delayed, suspended, required to be repeated or prematurely terminated because costs are greater than we anticipate or for a variety of other reasons, such as:

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate;
•	enrollment in our clinical trials and accrual of MACE events may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
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

The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States, and in other countries where we and our collaborators intend to test and, if approved, market any product candidates. Before obtaining marketing approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years. Of the large number of drugs in development in the United States and in other jurisdictions, only a small percentage successfully complete the FDA’s and other jurisdictions’ marketing approval processes and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development programs, we may be unable to successfully develop or commercialize vadadustat or any other product candidates.

We and Otsuka Pharmaceutical Co. Ltd., or Otsuka, our collaboration partner, are not permitted to market vadadustat in the United States until we receive approval from the FDA, in the European Union until we receive approval from the EMA, or in any other jurisdiction until the requisite approval from regulatory authorities in such jurisdiction is received. Mitsubishi Tanabe Pharma Corporation, or MTPC, our collaboration partner in Asia, will not be permitted to market vadadustat in Japan without approval from the PMDA or in any other jurisdiction until the requisite approval from regulatory authorities in such jurisdiction is received. As a condition to receiving marketing approval for vadadustat, we must complete Phase 3 studies and any additional preclinical or clinical studies required by the FDA, EMA, PMDA or other regulatory authorities. Vadadustat may not be successful in clinical trials or receive marketing approval. Further, vadadustat may not receive marketing approval even if it is successful in clinical trials.

Obtaining marketing approval in the United States and other jurisdictions is a complex, lengthy, expensive and uncertain process that typically takes many years and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Even if our product candidates demonstrate safety and efficacy in clinical studies, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain marketing approval. In addition, the safety concerns associated with injectable ESAs may affect the FDA’s, EMA’s, PMDA’s or other regulatory authorities’ review of the safety results of compounds of this class, including vadadustat. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained marketing approval for any product candidate, and it is possible that vadadustat and any other product candidates will never obtain marketing approval. The FDA may delay, limit or deny approval of vadadustat or any other product candidates for many reasons including, among others:

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
•

the CROs that we retain to conduct our clinical trials may not perform effectively or take actions that adversely impact our clinical trials, or we may fail to communicate effectively or provide the appropriate level of oversight of our CROs;

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
•

the FDA could deem our financial relationships with certain principal investigators constitute a conflict of interest, such that the data from those principal investigators may not be used to support our applications;

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

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends, in part, on the speed at which we can recruit patients to participate in testing our product candidates. Patients may be unwilling to participate in our clinical studies of vadadustat because of concerns about adverse events observed with injectable ESAs, other investigational agents and commercial products in CKD or for other reasons, including competitive clinical studies for similar patient populations. In addition, patients currently receiving treatment with injectable ESAs may be reluctant to participate in a clinical trial with an investigational drug. Finally, competition for clinical trial sites may limit our access to subjects appropriate for studies of vadadustat and any other product candidates. As a result, the timeline for recruiting patients, conducting studies and obtaining marketing approval of vadadustat and any other product candidates may be delayed. These delays could result in increased costs, delays in advancing our development of vadadustat and any other product candidates, or termination of the clinical studies altogether.

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

•	efforts to facilitate timely enrollment in clinical studies;
•	clinical trial sites and investigators failing to perform effectively;
•	patient referral practices of physicians; and
•	ability to monitor patients adequately during and after treatment.

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

Regulatory authorities outside of the United States will require compliance with numerous and varying requirements. The approval procedures vary among jurisdictions and may involve requirements for additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, a drug product must be approved for reimbursement before it can be marketed or sold in that country. In some cases, the prices that we intend to charge for our products are also subject to approval. Approval by the FDA does not ensure approval by regulatory or reimbursement authorities outside the United States, and approval by one regulatory or reimbursement authority outside the United States does not ensure approval by the FDA or any other regulatory or reimbursement authorities. However, the failure to obtain approval or reimbursement in one jurisdiction may negatively impact our ability to obtain approval or reimbursement in another jurisdiction. The marketing approval process in countries outside of the United States may include all of the risks associated with obtaining FDA approval and, in some cases, additional risks. We may not obtain such regulatory or reimbursement approvals on a timely basis, if at all. We may not be able to file for marketing approvals and may not receive the necessary approvals to commercialize our product candidates in any market. Also, favorable pricing in certain countries depends on a number of factors, some of which are outside of our control.

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

Although we continue to focus a substantial amount of our efforts on the development and potential commercialization of vadadustat, a key element of our long-term growth strategy is to acquire, develop and/or market additional products and product candidates. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether product candidates are ultimately identified. Our research and development programs may initially show promise, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

•	the research methodology used may not be successful in identifying potential indications and/or product candidates;
•	we may not be able or willing to assemble sufficient resources to acquire or discover additional product candidates;
•	a product candidate may be shown to have harmful side effects, a lack of efficacy or otherwise does not meet applicable regulatory criteria;
•	product candidates we develop may nevertheless be covered by third-party patents or other exclusive rights;
•	the market for a product candidate may change during our program so that the continued development of that product candidate is no longer reasonable;
•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or
•	a product candidate may not be accepted as safe and effective by patients, the medical community, or third-party payors, if applicable.

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

The subjects in our clinical studies have CKD, a serious disease that increases the risk of cardiovascular disease including heart attacks and stroke and, ultimately, may cause kidney failure. Many patients with CKD are elderly with comorbidities making them susceptible to significant health risks. Therefore, the likelihood of these subjects having adverse events, including serious adverse events, while participating in our studies is high. Serious adverse events considered related to vadadustat and any other product candidates could have a material adverse effect on the development of such product candidates and our business as a whole. Our understanding of adverse events in future clinical trials of our product candidates may change as we gather more information, and additional unexpected adverse events may be observed in future clinical trials.

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
•

Risk Evaluation and Mitigation Strategies, or REMS, or FDA-imposed risk management plans that use risk minimization strategies to ensure that the benefits of certain prescription drugs outweigh their risks, may be required;

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

Any marketing approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or registries or observational studies. In addition, if the FDA or any other regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval.

Moreover, the FDA and other regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other regulatory authorities impose stringent restrictions on companies’ communications regarding use of their products, and if we promote our products beyond their approved indications or inconsistent with the approved label, we may be subject to enforcement actions or prosecution arising from such activities. Violations of the U.S. Federal Food, Drug, and Cosmetic Act, or the FD&C Act, relating to the promotion of prescription drugs may lead to investigations alleging violations of U.S. federal and state healthcare fraud and abuse and other laws, as well as state consumer protection laws, third party payor actions, shareholder actions and other lawsuits.

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

Even though we do not directly control the third parties on whom we rely to conduct our preclinical and clinical trials and therefore cannot guarantee the satisfactory and timely performance of their obligations to us, we are nevertheless responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements, including GXP requirements, and scientific standards, and our reliance on these third parties, including CROs, will not relieve us of our regulatory responsibilities. If we or any of our CROs, their subcontractors, or clinical trial sites fail to comply with applicable GXP requirements, the clinical data generated in our clinical trials may be deemed unreliable or insufficient, our clinical trials could be put on hold, and/or the FDA, EMA or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with drug product that meets certain specifications and is manufactured under applicable cGMP regulations. These requirements include, among other things, quality control, quality assurance, and the satisfactory maintenance of records and documentation.

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

The facilities and processes used by our third party manufacturers to manufacture our product candidates will be inspected by the FDA, EMA and other regulatory authorities prior to or after we submit our marketing application. We do not control the manufacturing processes of, and are completely dependent on, our third party manufacturers for compliance with cGMP requirements for manufacture of certain starting materials, drug substance and finished drug product. If our third party manufacturers cannot successfully manufacture material that conforms to our specifications and regulatory requirements, we will not be able to secure and/or maintain marketing approval for our product candidates. In addition, we have no control over the ability of our third party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EMA or other regulatory authorities do not approve these facilities for the manufacture of our product candidates, or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Moreover, the failure of our third party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, if approved, operating restrictions or criminal prosecutions, any of which could significantly and adversely affect the supply of our product candidates or products, if approved. Also, if our starting materials, drug substance or drug product are damaged or lost while in our third party manufacturers’ control, it may impact our ability to supply our products, if approved, or product candidates and we may incur significant financial harm. In addition, our product candidates and products, if approved, may compete with other product candidates and products for access to third party manufacturing facilities. Certain of these third party manufacturing facilities may be contractually prohibited from manufacturing our product candidates or products, if approved, due to exclusivity provisions in agreements with our competitors. There are a limited number of manufacturers that operate under cGMP regulations and are capable of manufacturing our product candidates and products, if approved, for us.

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

We currently have redundant supply arrangements in place for the preclinical and clinical supply of vadadustat. We have not yet entered into binding agreements with third party manufacturers to manufacture commercial quantities of vadadustat. While we intend to put redundant supply arrangements in place for commercial manufacturing of vadadustat, we may be unsuccessful in doing so due to a number of factors, including that we may not be able to negotiate binding agreements at commercially reasonable terms. Even if we are ultimately successful in entering into redundant supply arrangements for commercial manufacturing of vadadustat, the timing of such arrangements is uncertain. The drug substance and drug product for AKB-5169 are supplied to us from single source suppliers with limited capacity.

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

•

if permitted by the terms of the collaboration, we and our collaborator may have a difference of opinion regarding the development or commercialization strategy for a particular product, and our collaborator may have ultimate decision making authority;

•

disputes may arise between a collaborator and us that cause the delay or termination of activities related to research, development or commercialization of vadadustat and any other product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;

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

If any of these events occurs, the market potential of our product candidates could be reduced, and our business could be materially harmed. We also cannot be certain that, following a collaboration, the benefits of the collaboration will outweigh the potential risks.

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

FibroGen has also filed other patent applications in the U.S. and other countries directed to purportedly new methods of using such previously known heterocyclic carboxamide compounds for purposes of treating or affecting specified conditions, and some of these applications have since issued as patents. To the extent any such patents issue or have been issued, we may initiate opposition or other legal proceedings with respect to such patents. We discuss the status of the opposition proceedings against FibroGen’s European ’823, ’153, ’155 and ’333 EP Patents in Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.

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

For example, we are currently involved in opposition proceedings in the European Patent Office. These proceedings may be ongoing for a number of years and may involve substantial expense and diversion of employee resources from our business. In addition, we may become involved in additional opposition proceedings or other legal or administrative proceedings in the future. For more information, see the other risk factors under “Risks Related to our Intellectual Property” and Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.

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

Security breaches and unauthorized use of our IT systems and information, or the IT systems or information in the possession of our vendors, could damage the integrity of our clinical studies, impact our regulatory filings, compromise our ability to protect our intellectual property, and subject us to regulatory actions that could result in significant fines or other penalties.

A security breach, cyber-attack or unauthorized access of our clinical data or other data could damage the integrity of our clinical trial data, impact our regulatory filings, cause significant risk to our business, compromise our ability to protect our intellectual property, and subject us to regulatory actions, including under the new Global Data Protection Regulation discussed below, that could be expensive to defend and could result in significant fines or other penalties. Cyber-attacks can include malware, computer viruses, hacking or other significant compromise of our computer, communications and related systems. Although we take steps to manage and avoid these risks and to be prepared to respond to attacks, our preventive and any remedial actions may not be successful. Likewise, although we believe our vendors and service providers, such as our CROs, take steps to manage and avoid information security risks and respond to attacks, we may be vulnerable to attacks against our vendors or service providers, and we may not have adequate contractual remedies against such vendors and service providers in such event. Such attacks, whether successful or unsuccessful, could result in our incurring costs related to, for example, rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages or fines, or taking other remedial steps with respect to third parties.

Publicity about vulnerabilities and attempted or successful incursions could damage the integrity of our studies or delay their completion. In addition, such attacks could compromise our ability to protect our trade secrets and proprietary information from unauthorized access or misappropriation. We currently do not maintain cybersecurity insurance to protect against losses due to security breaches.

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

Even if we obtain marketing approval for vadadustat or any other product candidates, these product candidates may not gain market acceptance among physicians, patients, third-party payors, and others in the medical community in the United States or in other countries. In addition, market acceptance of any approved product depends on a number of other factors, including:

•	the safety and efficacy of the product, as demonstrated in clinical trials and in the post-marketing setting;
•	the prevalence of the disease treated by our product;
•

the clinical indications for which the product is approved and the product label approved by regulatory authorities, including any warnings or limitations that may be required on the label as a consequence of potential safety risks associated with the product;

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

Market acceptance of any of our product candidates, if approved, may also depend on factors specific to such candidates. If vadadustat is approved and included in the fixed reimbursement model for a bundle of dialysis services, or the bundle, we would be required to enter into contracts to supply vadadustat to specific dialysis clinics, instead of through third party payors, which we believe could be challenging. In May 2017, we entered into a license agreement, or the Vifor Agreement, pursuant to which we will grant Vifor (International) Ltd., or Vifor Pharma, an exclusive license to sell vadadustat solely to Fresenius Kidney Care Group LLC, or FKC, in the United States; however, FKC is not obligated to utilize vadadustat in its clinics. Moreover, even if FKC chooses to utilize in vadadustat its clinics in the United States, it is not restricted from utilizing other therapies for anemia due to CKD. The Vifor Agreement does not restrict us from entering into supply agreements with other dialysis clinics, such as DaVita, one of the largest operators of dialysis clinical in the United States; however, the dialysis clinics may not choose to contract with us for vadadustat or they may choose to contract with us for a limited supply of vadadustat. Although we currently believe it likely that vadadustat will be included in the bundle, if vadadustat is not included in the bundle, then the Vifor Agreement will not become effective, and patients would access vadadustat via contracts we negotiate with third party payors for reimbursement of vadadustat, which would be subject to the risks and uncertainties described above.

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

The United States federal and state governments continue to propose and pass legislation intended to reduce the cost of healthcare. One of these reforms was the Health Care Reform Act, which included changes to the coverage and reimbursement of drugs under government healthcare programs, imposed new taxes on manufacturers of branded drugs, expanded health care coverage through

Medicaid expansion, and implemented the individual health insurance mandate. Under the current administration, there have been ongoing efforts to modify or repeal all or certain provisions of the Health Care Reform Act. For instance, tax reform legislation was enacted at the end of 2017 that eliminated the individual health insurance mandate which is expected to increase the number of Americans without comprehensive health insurance. We cannot predict the ultimate content, timing or effect of any changes to the Health Care Reform Act, and significant changes to, or repeal of, the Health Care Reform Act could have a material adverse effect on our business, financial condition and profitability.

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

In the United States there is increasing scrutiny of drug prices, and federal or state reforms could impact our ability to establish what we believe is a fair price for our product candidates upon approval, and ultimately diminish our revenue prospects.

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

Even prior to approval of any of our product candidates, we are subject to a complex regulatory scheme that requires significant resources to ensure compliance. Failure to comply with applicable laws could subject us to government scrutiny or government enforcement, potentially resulting in costly investigations and/or fines or sanctions, or impacting our relationships with key regulatory agencies such as FDA or EMA.

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

•	anti-corruption and anti-bribery laws, including the Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act and various other anti-corruption laws in countries outside of the United States;
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

If we obtain approval for any of our product candidates and begin commercializing them, our operations may be directly, or indirectly through our customers, subject to additional healthcare regulation and enforcement by the U.S. federal government, states and governments in countries outside of the United States in which we conduct our business. In addition to the laws mentioned above, the U.S. laws, and their non-U.S. equivalents, that may affect our ability to operate include:

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

Because of the breadth of these U.S. laws, and their non-U.S. equivalents, and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent healthcare reforms have strengthened these laws. For example, the Health Care Reform Act, among other things, amended the intent requirement of the U.S. federal anti-kickback law. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate the law. The Health Care Reform Act also amended the False Claims Act, such that violations of the anti-kickback statute are now deemed violations of the False Claims Act.

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

If vadadustat is approved and launched commercially, competing drugs may include EPOGEN® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen, Procrit® (epoetin alfa), Eprex® (epoetin alfa), commercialized by Johnson & Johnson, and Mircera® (methoxy PEG-epoetin beta), commercialized by Vifor Pharma in the United States and Roche Holding Ltd. outside the United States. In Europe and other markets, biosimilar versions of injectable ESAs are available and may become available in the United States in the future. We may also face competition from potential new anemia therapies. In addition, there are several other HIF product candidates in various stages of active development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by such companies as FibroGen, in collaboration with AstraZeneca PLC in the United States and China and with Astellas Pharma Inc. in Europe and Asia, Japan Tobacco International, GlaxoSmithKline plc and Bayer HealthCare AG. FibroGen is currently in Phase 3 clinical development of its product candidate, roxadustat. Japan Tobacco International is currently in Phase 3 clinical development of its product candidate, JTZ-951, in Japan. GlaxoSmithKline plc is currently in Phase 3 studies of its product candidate, daprodustat, and Bayer HealthCare AG is currently in Phase 3 clinical development of its product candidate, molidustat, in Japan. Some of these product candidates may launch in certain markets as early as 2019. In addition, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce injectable ESA utilization and thus limit the market potential for vadadustat if they are approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia that may impact the market for anemia-targeted treatment.

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

Additionally, the U.K. Bribery Act applies to our global activities. There are also local anti-bribery and anti-corruption laws in countries where we are conducting clinical trials, and many of these also carry the risk of significant financial or criminal penalties.

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

We deploy defenses against computer system failures and work to secure the integrity of our data systems using techniques, hardware and software typical of companies our size and scope. Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, and cyber attacks by increasingly sophisticated intruders or others who try to cause harm to or interfere with our normal use of our systems, as well as natural disasters, fire, terrorism, war and telecommunication and electrical failures. Likewise, although we believe our vendors and service providers take steps to manage and avoid information security risks and respond to attacks, we may be vulnerable to attacks against our vendors or service providers, and we may not have adequate contractual remedies against such vendors and service providers in such event. If any of these events were to occur and cause interruptions in our operations, it could result in a material disruption of our clinical trials and our business. For example, the loss of clinical trial data or other information from completed, ongoing or planned clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur costs related to, for example, rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages or fines, or taking other remedial steps. Publicity about vulnerabilities and attempted or successful incursions could damage the integrity of our studies or delay their completion. In addition, such attacks could compromise our ability to protect our trade secrets and proprietary information from unauthorized access or misappropriation.

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
•

require a supermajority vote of the holders of our common stock to amend the classification of our Board of Directors into three classes and to amend certain other provisions of our Ninth Amended and Restated Certificate of Incorporation.

These provisions, alone or together, could delay or prevent hostile takeovers, changes in control or changes in our management.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Any provision of our Ninth Amended and Restated Certificate of Incorporation, our Amended and Restated By-Laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

Our Ninth Amended and Restated Certificate of Incorporation provides that, subject to limited exceptions, the state and federal courts located in the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our Ninth Amended and Restated Certificate of Incorporation or our Amended and Restated By-Laws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Ninth Amended and Restated Certificate of Incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Ninth Amended and Restated Certificate of Incorporation inapplicable to, or unenforceable with respect to, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2018, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “Results of Operations and Financial Condition” of Form 8-K:

On May 9, 2018, Akebia announced its financial results for the quarter ended March 31, 2018 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

The information furnished in Item 5 (including Exhibit 99.1) shall not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, except as expressly set forth by specific reference in such a filing.

Item 6. Exhibits.

Exhibits

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

99.1	Press Release issued by Akebia Therapeutics, Inc. on May 9, 2018 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: May 9, 2018	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer

Date: May 9, 2018	By:	/s/ Jason A. Amello
Jason A. Amello
Senior Vice President, Chief Financial Officer and Treasurer