Form 10-Q
period 2018-06-30
Akebia Therapeutics, Inc.
filed 2018-08-08
CIK 1517022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Common Stock, $0.00001 par value	57,045,085

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are being made pursuant to the provisions of the U.S. Private Securities Litigation Reform Act of 1995 with the intention of obtaining the benefits of the “safe harbor” provisions of that Act. These forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “build,” “can,” “contemplate,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “strategy,” “seek,” “target,” “will,” “would,” and other words and terms of similar meaning. These forward-looking statements include, but are not limited to, statements about:

•

our expectations with respect to the closing of our proposed merger, or the Merger, with Keryx Biopharmaceuticals, Inc., or Keryx, including with respect to matters of timing, including shareholder approval by our and Keryx’s shareholders, regulatory approval and other closing conditions, the anticipated financial impact and potential benefits to us related to the Merger, and integration of the businesses assuming completion of the Merger and other matters related to the Merger;

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
•

the implementation of our business model, current operating plan, and strategic plans for our business, product candidates and technology, and business development opportunities including potential collaborations, alliances, mergers, acquisitions or licensing of assets.

These forward-looking statements involve risks and uncertainties, including those that are described in Part II, Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q, that could cause our actual results, financial condition, performance or achievements to be materially different from those indicated in these forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason. Unless otherwise stated, our forward-looking statements do not reflect the potential impact of the proposed Merger or any other future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
		(as revised)
Assets
Current assets:
Cash and cash equivalents	$163,526	$70,156
Available for sale securities	238,597	247,636
Accounts receivable	132	34,216
Prepaid expenses and other current assets	5,162	6,348
Total current assets	407,417	358,356
Property and equipment, net	3,726	3,617
Other assets	2,638	2,274
Total assets	$413,781	$364,247
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,795	$6,998
Accrued expenses	81,012	52,441
Short-term deferred revenue	78,613	81,667
Total current liabilities	164,420	141,106
Deferred rent, net of current portion	2,478	2,588
Deferred revenue, net of current portion	80,890	97,957
Other non-current liabilities	69	22
Total liabilities	247,857	241,673
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock: $0.00001 par value; 175,000,000 shares authorized at June 30, 2018 and December 31, 2017; 56,913,886 and 47,612,619 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1	—
Additional paid-in capital	594,676	493,823
Accumulated other comprehensive loss	(459)	(442)
Accumulated deficit	(428,294)	(370,807)
Total stockholders' equity	165,924	122,574
Total liabilities and stockholders' equity	$413,781	$364,247

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Collaboration revenue	$48,793	$28,520	$94,723	$49,385
Operating expenses:
Research and development	71,917	43,751	133,321	103,800
General and administrative	12,538	6,905	21,562	12,693
Total operating expenses	84,455	50,656	154,883	116,493
Operating loss	(35,662)	(22,136)	(60,160)	(67,108)
Other income (expense):
Interest income	1,561	608	2,637	1,044
Other income (expense)	32	10	36	4
Net loss	$(34,069)	$(21,518)	$(57,487)	$(66,060)
Net loss per share - basic and diluted	$(0.60)	$(0.53)	$(1.09)	$(1.66)
Weighted-average number of common shares - basic and diluted	56,890,295	40,819,957	52,774,794	39,795,282
Comprehensive loss:
Net loss	$(34,069)	$(21,518)	$(57,487)	$(66,060)
Other comprehensive gain (loss) - unrealized gain (loss) on debt securities	91	(75)	(17)	(254)
Total comprehensive loss	$(33,978)	$(21,593)	$(57,504)	$(66,314)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2018	June 30, 2017
		(as revised)
Operating activities:
Net loss	$(57,487)	$(66,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	413	253
Amortization of premium/discount on investments	(313)	389
Stock-based compensation	4,725	4,522
Fair value of warrants issued for license	—	3,413
Changes in operating assets and liabilities:
Accounts receivable	34,084	33,823
Prepaid expenses and other current assets	1,186	(9,019)
Other long-term assets	(79)	(79)
Accounts payable	(2,203)	8,173
Accrued expense	28,547	(1,547)
Deferred revenue	(20,121)	40,588
Deferred rent	(86)	380
Net cash provided by (used in) operating activities	(11,334)	14,836
Investing activities:
Purchase of equipment	(469)	(575)
Proceeds from the maturities of available for sale securities	122,803	54,118
Proceeds from sales of available for sale securities	7,998	—
Purchase of available for sale securities	(121,466)	(177,536)
Net cash provided by (used in) investing activities	8,866	(123,993)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	95,415	46,912
Proceeds from the sale of stock under employee stock purchase plan	217	125
Proceeds from the exercise of stock options	497	178
Payments on capital lease obligations	(6)	(3)
Net cash provided by financing activities	96,123	47,212
Increase (decrease) in cash, cash equivalents, and restricted cash	93,655	(61,945)
Cash, cash equivalents, and restricted cash at beginning of the period	71,437	188,616
Cash, cash equivalents, and restricted cash at end of the period	$165,092	$126,671
Non-cash financing activities
Unpaid follow-on offering costs	$—	$137

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

The Company believes that its existing cash, cash equivalents, and available for sale securities of approximately $402.1 million at June 30, 2018, together with the committed funding from its collaboration partners, will be sufficient to allow the Company to fund its current operating plan into the first quarter of 2020 and, as a result, through at least twelve months from the filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. There can be no assurance, however, that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company. The Company will require additional capital for the further development of its existing product candidates and will need to raise additional funds to pursue development activities related to additional product candidates; however, there can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. If and until the Company can generate a sufficient amount of revenue from its products, it expects to finance future cash needs through public or private equity or debt offerings, payments from its collaborators, strategic transactions, or a combination of these approaches.

On June 28, 2018, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Keryx Biopharmaceuticals, Inc., or Keryx, and Alpha Therapeutics Merger Sub, Inc., a direct, wholly owned subsidiary of the Company, or the Merger Sub., pursuant to which the Merger Sub shall be merged with and into Keryx, with Keryx surviving as a wholly owned subsidiary of the Company, subject to the satisfaction or waiver of the conditions specified in the Merger Agreement, or the Merger.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock of Keryx issued and outstanding immediately prior to the effective time of the Merger will be cancelled and converted into the right to receive 0.37433, or the Exchange Multiplier, fully paid and non-assessable shares of common stock of the Company. The Merger Agreement also provides that at the effective time of the Merger, each share of Keryx common stock that is subject to an outstanding Keryx restricted stock award issued under a Keryx equity plan, or Keryx Restricted Shares, other than those Keryx Restricted Shares that accelerate or lapse as a result of the completion of the Merger, will convert into restricted stock unit awards, or RSUs, of the Company, the number of which will be adjusted in accordance with the Exchange Multiplier, and in accordance with the terms of the Merger Agreement. In addition, each outstanding and unexercised option to acquire Keryx common stock granted under the Keryx equity plan will be converted into an option to acquire shares of the Company’s common stock, with the number of shares and exercise price adjusted by the Exchange Multiplier, in accordance with the terms of the Merger Agreement. The foregoing exchange is expected to result in implied equity ownership in the combined company of 49.4 percent for the Company shareholders and 50.6 percent for Keryx shareholders on a fully-diluted basis immediately following the effective time of the Merger.

The Merger is expected to be completed by the end of 2018 and is subject to the satisfaction of customary closing conditions including, among other things, (i) approval by the affirmative vote of the majority of common stock cast at the Company’s shareholders’ meeting in favor of the issuance of Company common stock in connection with the Merger, (ii) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of Keryx common stock entitled to vote thereon and (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company’s obligation to consummate the Merger is also subject to the conversion of Keryx’s Zero Coupon Convertible Senior Notes due 2021 pursuant to the terms of the Notes Conversion Agreement entered into by the Company, Keryx and Baupost Group Securities, L.L.C. The Merger Agreement provides for certain termination rights for both the Company and Keryx. Upon termination of the Merger under certain specified circumstances, the Company or Keryx may be required to pay the other party a termination fee of $22.0 million.

Keryx, headquartered in Boston, Massachusetts, is focused on the development and commercialization of medicines for people with kidney disease. Keryx’s proprietary product, Auryxia® (ferric citrate) tablets, is approved by the U.S. Food and Drug Administration, or FDA, for two indications: (1) the control of serum phosphorus levels in adult patients with chronic kidney disease on dialysis and (2) the treatment of iron deficiency anemia in adult patients with chronic kidney disease not on dialysis.

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

In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Certain amounts in the prior period financial statements have been revised to conform to the presentation of the current period financial statements. See “New Accounting Pronouncements – Recently Adopted” below for a discussion of certain revisions to prior period financial statements made in connection with the Company’s adoption of new revenue recognition guidance retroactive to January 1, 2016. Otherwise, these reclassifications had no significant effects on the previously reported net loss. Interim results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any other future period.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Akebia Therapeutics Securities Corporation, Akebia Europe Limited and the Merger Sub. All intercompany balances and transactions have been eliminated in consolidation. Management has determined that the Company operates in one segment, which is the business of developing and commercializing proprietary therapeutics based on HIF biology. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 12, 2018, or the 2017 Annual Report on Form 10-K.

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2017 Annual Report on Form 10-K and are updated below as necessary.

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

With respect to the collaboration agreements with Otsuka Pharmaceutical Co. Ltd., or Otsuka, and Mitsubishi Tanabe Pharma Corporation, or MTPC, the Company concluded that there was no impact to revenue for the three and six months ended June 30, 2017 after the adoption of ASC 606. As a result, there is no change to the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017.

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

In October 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally describes as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, using a retrospective transition method to each period presented, with early adoption permitted. The ASU requires the application of a retrospective transition method to each period presented. The Company elected to adopt this ASU effective January 1, 2018. The adoption of this guidance resulted in the relocation of $1.3 million in restricted cash from cash used in operating activities to cash, cash equivalents, and restricted cash at the beginning of the period in the unaudited condensed consolidated statement of cash flows for each of the six months ended June 30, 2018 and 2017.

New Accounting Pronouncements – Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires entities to recognize right-of-use assets and lease liabilities for leases with lease terms of more than 12 months on their balance sheets and provide enhanced disclosures. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities; however, the Company has elected to not early adopt. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures; however, it expects the adoption of this new guidance will result in the Company recording additional assets and corresponding liabilities on its consolidated balance sheets.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available-for-sale securities with original maturities of three months or less at the time of purchase. At June 30, 2018, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Restricted cash is included in “other assets” in the unaudited condensed consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that sum to the total of the amounts reported in the unaudited condensed consolidated statement of cash flows (in thousands):

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$163,526	$125,390
Other assets	1,566	1,281
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$165,092	$126,671

Restricted cash represents amounts required for security deposits under our office and lab space lease agreement.

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available for sale which are included in current assets as they are intended to fund current operations. The Company carries available for sale securities at fair value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business. Based on these considerations, the Company did not identify any other-than-temporary unrealized losses at June 30, 2018. Unrealized losses on available for sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income” within the consolidated statements of operations and comprehensive loss. The Company also includes in net investment income, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method and includes interest and dividends on securities in interest income.

Revenue Recognition

To date, the Company has not generated any revenue from the sales of products. Unless and until the Merger is completed, for the foreseeable future, the Company expects substantially all of its revenues will be generated from its collaborations with MTPC and Otsuka, see Note 3, and any other collaborations the Company may enter into.

ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract;
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for collaborations and other revenues, see Note 3 below.

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

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, the Company implements the five-step model noted above. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine whether the individual deliverables represent separate performance obligations or whether they must be accounted for as a combined performance obligation as well as the stand-alone selling price for each performance obligation identified in the contract. A deliverable represents a separate performance obligation if both of the following criteria are met: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. With regard to the MTPC and Otsuka collaboration agreements, the Company recognizes revenue related to amounts allocated to the identified performance obligation on a proportional performance basis as the underlying services are performed.

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

Royalties

The Company will recognize sales-based royalties, including milestone payments based on the level of sales, at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date the Company has not recognized any royalty revenue resulting from its collaboration agreements.

Collaborative Arrangements

The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. The Company considers the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between the Company and its collaborative partner and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. The Company recognizes its allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the U.S. collaboration with Otsuka as a component of the related expense in the period incurred. During the three months ended June 30, 2018, the Company incurred approximately $0.2 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, as defined below in Note 3, of which approximately $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended June 30, 2018. During the three months ended June 30, 2018, Otsuka incurred approximately $0.4 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.2 million are reimbursable by the Company and recorded as an increase to research and development expense during the three months ended June 30, 2018. To the extent product revenue is generated from the collaboration, the Company will recognize its share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.

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

The following is the summary of property and equipment and related accumulated depreciation as of June 30, 2018 and December 31, 2017.

	Useful Life	June 30, 2018	December 31, 2017
		(in thousands)
Computer equipment and software	3	$835	$630
Furniture and fixtures	5	845	800
Equipment	7	814	628
Leasehold improvements	Shorter of the useful life or remaining lease term (10 years)	2,590	2,582
Office equipment under capital lease	3	114	36
		5,198	4,676
Less accumulated depreciation		(1,472)	(1,059)
Net property and equipment		$3,726	$3,617

Depreciation expense, including expense associated with assets under capital leases, was approximately $0.2 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $0.4 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

3. Strategic Collaborations and Other Significant Agreements

The Company recognized $48.8 million and $28.5 million in collaboration revenue for the three months ended June 30, 2018 and 2017, respectively, and approximately $94.7 million and $49.4 million for the six months ended June 30, 2018 and 2017, respectively. The $48.8 million in collaboration revenue for the three months ended June 30, 2018 included $48.7 million of the transaction price for the MTPC Agreement (defined below) and the Company’s collaboration agreements with Otsuka (discussed below), all of which are recognized based on a proportional performance method, and $0.1 million for other services related to clinical and regulatory related activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement.  The $94.7 million in collaboration revenue for the six months ended June 30, 2018 included $94.4 million of the transaction price for the MTPC Agreement and the Company’s collaboration agreements with Otsuka and $0.3 million for other services related to clinical and regulatory related activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement.

During the three and six months ended June 30, 2018 and 2017, the Company recognized the following revenues from its strategic collaboration agreements and had the following deferred revenue balances as of June 30, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Collaboration revenue:	(in thousands)		(in thousands)
MTPC Agreement	$189	$—	$9,281	$—
Otsuka U.S. Agreement	26,458	16,617	46,057	37,482
Otsuka International Agreement	22,087	11,903	39,061	11,903
Total Proportional Performance Revenue	$48,734	$28,520	$94,399	$49,385
MTPC Stability Studies	59	—	324	—
Total Collaboration Revenue	$48,793	$28,520	$94,723	$49,385

	June 30, 2018
	Short-Term	Long-Term	Total
Deferred revenue:	(in thousands)
MTPC Agreement	$—	$—	$—
Otsuka U.S. Agreement	46,151	43,980	90,131
Otsuka International Agreement	32,462	32,231	64,693
Vifor Agreement	—	4,679	4,679
Total	$78,613	$80,890	$159,503

The following table presents changes in the Company’s contract assets and liabilities during the six months ended June 30, 2018 and 2017 (in thousands):

Six Months Ended June 30, 2018	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Other current assets	$—	$651	$—	$651
Accounts receivable[1]	$34,186	$74,092	$(108,278)	$—
Contract liabilities
Deferred revenue	$179,624	$74,278	$(94,399)	$159,503
Accounts payable	$—	$1,040	$—	$1,040

Six Months Ended June 30, 2017
Contract assets - Accounts receivable	$33,823	$—	$(33,823)	$—
Contract liabilities - Deferred revenue	$197,289	$89,973	$(49,385)	$237,877

(1)

Excludes accounts receivable from other services related to clinical and regulatory activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement. These receivables represented approximately $0.1 million and $30,000 of accounts receivables in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.

During the three and six months ended June 30, 2018 and 2017, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue recognized in the period from:	2018	2017	2018	2017
Amounts included in deferred revenue at the beginning of the period	$48,545	$16,617	$89,340	$37,482
Performance obligations satisfied in previous periods	$189	$—	$25,380	$—

Mitsubishi Tanabe Pharma Corporation Collaboration Agreement

Summary of Agreement

On December 11, 2015, the Company and MTPC entered into a collaboration agreement, or the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to vadadustat in Japan and certain other Asian countries, collectively, the MTPC Territory. In addition, the Company will supply vadadustat for both clinical and commercial use in the MTPC Territory, subject to MTPC’s option to manufacture commercial drug product in the MTPC Territory.

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

In consideration for the exclusive license and other rights contained in the MTPC Agreement, MTPC is obligated to make payments totaling up to $265.0 million, comprised of a $20.0 million upfront payment, up to $50.0 million in specified development and regulatory milestones, up to $175.0 million in specified commercial milestones, and a $20.0 million advance payment for Phase 2 studies in Japanese patients completed by the Company and reimbursable by MTPC, as well as tiered double-digit royalty payments of up to 20% on sales of vadadustat in the MTPC Territory.

The Company completed its Phase 2 study of vadadustat in non-dialysis dependent, or NDD, Japanese patients and reported top-line data in the third quarter of 2017. The Company also announced top-line data on its Phase 2 study of vadadustat in dialysis dependent, or DD, Japanese patients in Japan in the first quarter of 2018. The costs of these Phase 2 studies are reimbursable by MTPC. Therefore, of the $40.0 million received by the Company in 2016, $20.0 million related to the upfront payment and the remaining $20.0 million is being applied towards costs already incurred by the Company for the Phase 2 studies. In addition, MTPC is obligated to reimburse the Company for costs in excess of $20.0 million to complete the Phase 2 studies. The Company incurred approximately $20.7 million in Phase 2 costs through June 30, 2018 and does not anticipate incurring any additional costs as the studies have been completed. As a result, MTPC is required to reimburse the Company an additional approximately $0.7 million related to the two Phase 2 studies.

MTPC has sole responsibility for the commercialization of vadadustat in the MTPC Territory as well as for Medical Affairs (as defined in the MTPC Agreement) in the MTPC Territory. Akebia is responsible for the manufacturing and supplying vadadustat for clinical use in the MTPC Territory. Akebia will enter into a supply agreement with MTPC for the commercial supply of vadadustat prior to commercial launch.

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

MTPC is required to make certain milestone payments to the Company aggregating to approximately $225.0 million upon the achievement of specified development, regulatory and commercial events. More specifically, the Company received $10.0 million in development milestone payments and is eligible to receive up to $40.0 million in regulatory milestone payments for the first product to achieve the associated event, and up to $175.0 million in commercial milestone payments associated with aggregate sales of all products. Additionally, if vadadustat is commercialized, the Company would be entitled to receive tiered royalty payments in the low double digits based on a percentage of net sales. Royalty payments are subject to certain reductions, including upon the introduction of competitive products in certain instances. Royalties are due on a country-by-country basis from the date of first commercial sale of a licensed product in a country until the last to occur of: (i) the expiration of the last to expire valid claim within the intellectual property covering the licensed product, (ii) the expiration of marketing or regulatory exclusivity in such country, or (iii) the tenth anniversary of the first commercial sale of such licensed product in such country. Due to the uncertainty of pharmaceutical development and the high historical failure rates associated with drug development, although the Company has received $10.0 million in development milestones, no additional milestone or royalty payments may ever be received from MTPC.

In September 2017, the Company provided MTPC with an option to access data from the Company’s global Phase 3 vadadustat program for payments to the Company of up to $25.0 million.

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

The transaction price at inception was comprised of: (i) the up-front payment, (ii) the estimated cost for the Phase 2 studies, (iii) a non-substantive milestone associated with the first patient enrolled in the NDD-CKD Phase 3 study, and (iv) the cost of all clinical supply provided to MTPC for the Phase 3 studies. No other development and no regulatory milestones have been included in the transaction price at inception, as all other milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. The total aggregate amount of development milestones is $10.0 million and the total aggregate amount of the regulatory milestones is up to $40.0 million. The total aggregate amount of sales milestones is up to $175.0 million. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to MTPC and therefore have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

No amounts were allocated to the Rights to Know How Performance Obligation because the associated best estimate of standalone selling price was determined to be immaterial therefore the arrangement consideration will be allocated to the License, Research Services and Clinical Supply Performance Obligation.

As of June 30, 2018, the transaction price is comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.7 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, and (iv) $10.0 million in development milestones received, comprised of a $6.0 million and a $4.0 million development milestone. All development milestones have been reached and no regulatory milestones have been assessed as probable of being reached as of June 30, 2018. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method using the Company’s delivery of clinical supply of vadadustat to MTPC for the Phase 3 study as the basis. During the three and six months ended June 30, 2018, the Company recognized revenue totaling $0.2 million and $9.3 million, respectively, with respect to the MTPC Agreement. No revenues were recognized for the three and six months ended June 30, 2017 with respect to the MTPC Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2018, there is no deferred revenue, approximately $0.1 million in accounts receivable, of which all $0.1 million is in unbilled accounts receivable, and approximately $0.7 million in contract assets (included in prepaid expenses and other current assets). There were no asset or liability balances classified as long-term in the unaudited condensed consolidated balance sheet as of June 30, 2018.

U.S. Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.

Summary of Agreement

On December 18, 2016, the Company entered into a collaboration and license agreement with Otsuka, or the Otsuka U.S. Agreement. The collaboration is focused on the development and commercialization of vadadustat in the United States. Under the terms of the Otsuka U.S. Agreement, the Company is responsible for leading the development of vadadustat, including the ongoing Phase 3 development program. The Company and Otsuka will co-commercialize vadadustat in the United States, subject to the approval of vadadustat by the FDA.

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

Pursuant to the terms of the Otsuka U.S. Agreement, the Company is responsible for performing all activities related to the development of vadadustat as outlined in the current global development plan. The current global development plan encompasses all activities with respect to the ongoing PRO2TECT and INNO2VATE clinical programs through the filing for marketing approval, as well as certain other studies. Under the Otsuka U.S. Agreement, the Company controls and retains final decision‑making authority with respect to the development of vadadustat. The Company’s obligations related to the conduct of the current global development plan include the associated manufacturing and supply services for vadadustat.

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

Under the terms of the Otsuka U.S. Agreement, the Company received a $125.0 million up-front, non-refundable, non-creditable cash payment in December 2016. In March 2017, the Company received a payment of approximately $33.8 million, which represents reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan through December 31, 2016. Commencing in the third quarter of 2017, whereupon the Company had incurred a specified amount of incremental costs, Otsuka began to contribute, as required by the Otsuka US Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to December 31, 2016 will total $167.5 million or more, depending on the actual costs incurred toward the vadadustat global development program. The costs associated with the performance of any development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism to be determined by the parties. Costs incurred with respect to medical affairs and commercialization and non-promotional activities will generally be shared equally by the parties. In addition, if the costs incurred in completing the activities under the current global development plan exceed a certain threshold, then the Company may elect to require Otsuka to increase the aggregate percentage of current global development costs it funds under the Otsuka U.S. Agreement and the Otsuka International Agreement, as defined below, from 52.5% to 80%, or the Otsuka Funding Option. In such event, the excess of the payments made under such election and Otsuka’s allocated share of the current global development costs is fully creditable against future payments due to the Company under the arrangement, and decisions regarding certain development matters will be made jointly by the Company and Otsuka in accordance with the procedures set forth in the Otsuka U.S. Agreement. The Company currently expects to reach the cost threshold for the Otsuka Funding Option in the first half of 2019.

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

The transaction price at inception was comprised of: (i) the up-front payment, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016, and (iii) an estimate of the cost share payments to be received with respect to amounts incurred by the Company subsequent to December 31, 2016. No development or regulatory milestones were included in the transaction price at inception, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Otsuka and therefore have also been excluded from the transaction price. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

As of June 30, 2018, the transaction price totaling $326.3 million is comprised of: (i) the up-front payment of $125.0 million, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016 of $33.8 million, and (iii) the estimate of the cost share payments to be received of approximately $167.5 million with respect to amounts incurred by the Company subsequent to December 31, 2016.

During the three months ended June 30, 2018 and 2017, the Company recognized revenue totaling approximately $26.5 million and $16.6 million, respectively, and $46.1 million and $37.5 million during the six months ended June 30, 2018 and 2017, respectively, with respect to the Otsuka U.S. Agreement. The revenue is classified as collaboration revenue in the accompanying condensed consolidated statements of operations. As of June 30, 2018, there is approximately $90.1 million of deferred revenue related to the Otsuka U.S. Agreement of which $46.1 million is classified as current and $44.0 million is classified as long-term in the accompanying condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of June 30, 2018, there is approximately $0.6 million in contract liabilities (included in accounts payable) in the accompanying unaudited condensed consolidated balance sheet.

The Company determined that the medical affairs, commercialization and non-promotional activities elements of the Otsuka U.S. Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, the Company is accounting for the joint medical affairs, commercialization and non-promotional activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the Company has determined that in the context of the medical affairs, commercialization and non-promotional activities, Otsuka does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, the activities conducted pursuant to the medical affairs, commercialization and non-promotional activities plans will be accounted for as a component of the related expense in the period incurred. During the three months ended June 30, 2018, the Company incurred approximately $0.2 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement of which approximately $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended June 30, 2018. During the three months ended June 30, 2018, Otsuka incurred approximately $0.4 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.2 million are reimbursable by the Company and recorded as an increase to research and development expense during the three months ended June 30, 2018.

International Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.

Summary of Agreement

On April 25, 2017, the Company entered into a collaboration and license agreement with Otsuka, or the Otsuka International Agreement. The collaboration is focused on the development and commercialization of vadadustat in Europe, Russia, China, Canada, Australia, the Middle East and certain other territories, collectively, the Otsuka International Territory. Under the terms of the Otsuka International Agreement, the Company is responsible for leading the development of vadadustat, including the ongoing global Phase 3 development program. Otsuka has the sole responsibility, at its own cost, for the commercialization of vadadustat in the Otsuka International Territory, subject to the approval by the relevant regulatory authorities.

Under the terms of the Otsuka International Agreement, the Company granted to Otsuka an exclusive, sublicensable license under certain intellectual property controlled by the Company to develop and commercialize vadadustat and products containing or comprising vadadustat in the Otsuka International Territory.

Pursuant to the terms of the Otsuka International Agreement, the Company is responsible for performing all activities related to the development of vadadustat as outlined in the current global development plan; however, the parties may agree to allocate certain responsibilities to Otsuka. Under the Otsuka International Agreement, and subject to the terms of the Otsuka Funding Option described above, the Company controls and retains final decision-making authority with respect to the development of vadadustat other than with respect to certain development matters specific to the Otsuka International Territory. Per the terms of the Otsuka International Agreement, Otsuka is generally responsible for the conduct of any development activities that may be required for marketing approvals in the Otsuka International Territory or otherwise performed with respect to the Otsuka International Territory that are incremental to those included in the current global development plan. The Company’s obligations related to the conduct of the current global development plan include the associated manufacturing and supply services for vadadustat.

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

The activities under the Otsuka International Agreement are governed by a JSC formed by an equal number of representatives from the Company and Otsuka. The JSC coordinates and monitors the parties’ activities under the collaboration. Among other responsibilities, the JSC manages the overall strategic alignment between the parties, oversees the current global development plan and reviews other detailed plans setting forth any other development activities that may be conducted under the arrangement. Additionally, the parties established a JDC which is comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JDC shares information related to, and reviews and discusses activities and progress under, the current global development plan and any other development that may be conducted pursuant to the collaboration. The Company and Otsuka also established a JMC which is comprised of an equal number of representatives from each of the parties. Among other responsibilities, the JMC oversees the manufacturing plan and related manufacturing activities. In support of the potential commercialization of vadadustat, the parties established a JCC which is comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JCC manages the activities and progress under the commercialization and non-promotional activities plan and all other sales and marketing activities. Subject to the terms of the Otsuka Funding Option described above, the Company has retained final decision‑making authority with respect to all development matters, other than decisions related to certain development matters specific to the Otsuka International Territory. Otsuka has retained final decision‑making authority with respect to all commercialization matters, other than decisions related to certain marketing matters.

Under the terms of the Otsuka International Agreement, the Company received a $73.0 million up-front, non-refundable, non-creditable cash payment. The Company also received a payment of approximately $0.2 million which represents reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan in excess of a specified threshold during the quarter ended March 31, 2017. Commencing in the second quarter of 2017, Otsuka began to contribute, as required by the Otsuka International Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to March 31, 2017 will total roughly $176.1 million or more, depending on the actual global development plan incurred. The costs associated with the performance of any mutually agreed upon development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism to be determined by the parties. Otsuka may elect to conduct additional studies of vadadustat in the EU, subject to the Company’s right to delay such studies based on its objectives outside the Otsuka International Territory. Otsuka will pay a percentage of the costs of any such studies, and the Company will pay its portion of the costs in the form of a credit against future amounts due to the Company under the Otsuka International Agreement. The costs incurred related to any other development activities, which are pursued solely for obtaining or maintaining marketing approval in the Otsuka International Territory or otherwise performed solely with respect to the Otsuka International Territory that are incremental to the development activities included in the current global development plan, will be borne in their entirety by Otsuka. Otsuka will pay costs incurred with respect to medical affairs and commercialization activities in the Otsuka International Territory.

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

Unless earlier terminated, the Otsuka International Agreement will expire upon the expiration of the royalty term in the last country in the Otsuka International Territory. Either party may terminate the Otsuka International Agreement in its entirety upon an uncured material breach or insolvency on the part of the other party. Otsuka may terminate the Otsuka International Agreement in its entirety or for a specific region in the Otsuka International Territory upon 12 months’ prior written notice at any time after the release of the first topline data from either the PRO2TECT Phase 3 development program or the INNO2VATE Phase 3 development program, whichever comes first. In the event of termination of the Otsuka International Agreement, all rights and licensees granted to Otsuka under the Otsuka International Agreement will automatically terminate, and the licenses granted to the Company will become freely sublicensable, but potentially subject to a future royalty. In addition, the upfront payment, all development costs and milestone payments received by the Company prior to such termination will not be eligible for refund to Otsuka.

Revenue Recognition

The Company has accounted for the Otsuka International Agreement separately from the collaboration arrangement with Otsuka with respect to the U.S. due to the lack of interrelationship and interdependence of the elements and payment terms within each of the contracts as they relate to the respective territories. Accordingly, the Company has applied the guidance in ASC 606 solely in reference to the terms and conditions of the Otsuka International Agreement, while the Otsuka U.S. Agreement has continued to be accounted for as a discrete agreement in its own right. The Company evaluated the Otsuka International Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, Otsuka, is a customer. The Company’s arrangement with Otsuka related to the Otsuka International Territory contains the following material promises under the contract at inception: (i) license under certain of the Company’s intellectual property to develop and commercialize (including the associated packaging) vadadustat and products containing or comprising vadadustat and development services to be performed pursuant to the current global development plan (the License and Development Services Deliverable), (ii) rights to future intellectual property (the Future IP Deliverable) and (iii) joint committee services (the Committee Deliverable).

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

The Company has determined that the license granted to Otsuka pursuant to the Otsuka International Agreement will be accounted for as component of the development services as opposed to a separately identified promise. Although the rights granted under the license are effective throughout the entire term of the arrangement, the Company will not be providing significant additional contributions of study data, regulatory submissions and regulatory approvals beyond the point that services under the current global development plan are conducted. Therefore, the period and pattern of recognition would be the same for both the license and the development services. Consequently, the Company has concluded that the license will effectively be treated as an inherent part of the associated development services promise instead of as a separate promise. As a result, the License and Development Services Deliverable will be treated as a single performance obligation (the License Performance Obligation).

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

The transaction price at inception was comprised of: (i) the up-front payment, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017, and (iii) an estimate of the cost share payments to be received with respect to amounts incurred by the Company subsequent to March 31, 2017. No development or regulatory milestones were included in the transaction price at inception, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including whether the receipt of the milestone payment is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Otsuka and therefore have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

As of June 30, 2018, the transaction price totaling $249.3 million is comprised of: (i) the up-front payment of $73.0 million, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017 of $0.2 million, and (iii) an estimate of the cost share payments to be received with respect to amounts incurred by the Company subsequent to March 31, 2017 of $176.1 million.

During the three months ended June 30, 2018 and 2017, the Company recognized revenue totaling approximately $22.1 million and $11.9 million, respectively, and $39.1 million and $11.9 million during the six months ended June 30, 2018 and 2017, respectively, with respect to the Otsuka International Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2018, there is approximately $64.7 million of deferred revenue related to the Otsuka International Agreement of which $32.5 million is classified as current and $32.2 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of June 30, 2018, there is approximately $0.4 million in contract liabilities (included in accounts payable) in the accompanying unaudited condensed consolidated balance sheet.

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

Unless earlier terminated, the Janssen Agreement will expire on a product-by-product and country-by-country basis upon the expiration of the last royalty term, which ends upon the longer of the expiration of the patents licensed under the Janssen Agreement, the expiration of regulatory exclusivity for such product, or 10 years from first commercial sale of such product. The Company may terminate the Janssen Agreement in its entirety or only with respect to a particular licensed compound or product upon 180 days’ prior written notice to Janssen. The parties also have customary termination rights, subject to a cure period, in the event of the other party’s material breach of the Janssen Agreement or in the event of certain additional circumstances.

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

Investment Agreement

In connection with the Vifor Agreement, in May 2017, the Company and Vifor Pharma entered into an investment agreement, or the Investment Agreement, pursuant to which the Company sold an aggregate of 3,571,429 shares of common stock, or the Shares, to Vifor Pharma at a price per share of $14.00 for a total of $50.0 million.  The amount representing the premium over the closing stock price of $12.69 on the date of the transaction, totaling $4.7 million, was determined by the Company to represent consideration related to the Vifor Agreement. As the parties’ rights under the Vifor Agreement are conditioned upon (a) the approval of vadadustat for DD-CKD patients by the FDA; (b) inclusion of vadadustat in a bundled reimbursement model; and (c) payment by Vifor Pharma of a $20.0 million milestone upon the occurrence of these two events, in accordance with ASC 606, the Company has determined that the full transaction price is fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including clinical and regulatory risks that must be overcome in order for the parties’ rights to become effective and the probability of the $20.0 million milestone being achieved. Accordingly, the $4.7 million continues to be recorded as deferred revenue in the accompanying unaudited condensed consolidated balance sheets. Upon the satisfaction of the aforementioned conditions, revenue will be recognized as the Company supplies vadadustat to Vifor Pharma using a proportional performance method.

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

4. Available For Sale Securities

Available for sale securities at June 30, 2018 and December 31, 2017 consist of the following:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
June 30, 2018
Cash and cash equivalents	$163,526	$—	$—	$163,526
Available for sale securities:
Certificates of deposit	$4,610	$—	$—	$4,610
U.S. government debt securities	190,106	1	(400)	189,707
Corporate debt securities	44,340	—	(60)	44,280
Total available for sale securities	$239,056	$1	$(460)	$238,597
Total cash, cash equivalents, and available for sale securities	$402,582	$1	$(460)	$402,123

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2017
Cash and cash equivalents	$70,156	$—	$—	$70,156
Available for sale securities:
Certificates of deposit	$14,117	$—	$—	$14,117
U.S. government debt securities	175,155	—	(352)	174,803
Corporate debt securities	58,806	—	(90)	58,716
Total available for sale securities	$248,078	$—	$(442)	$247,636
Total cash, cash equivalents, and available for sale securities	$318,234	$—	$(442)	$317,792

The estimated fair value of the Company’s available for sale securities balance at June 30, 2018, by contractual maturity, is as follows:

Due in one year or less	$206,424
Due after one year	32,173
Total available for sale securities	$238,597

There were no realized gains or losses on available for sale securities for the six months ended June 30, 2018 and 2017. There was one U.S. government debt security that has been in an unrealized loss position for more than 12 months as of June 30, 2018 with an aggregate unrealized loss on these securities of approximately $2,000 and fair value of $1.0 million. There were 49 securities in a loss position for less than 12 months at June 30, 2018 with an aggregate unrealized loss on these securities of $458,000 and fair value of $225.5 million. There were three U.S. government debt securities that had been in an unrealized loss position for more than 12 months as of December 31, 2017 with an aggregate unrealized loss on these securities of approximately $9,000 and fair value of $4.0 million. There were 57 securities in a loss position for less than 12 months at December 31, 2017 with an aggregate unrealized loss on these securities of $0.4 million and fair value of $229.5 million. The Company considered the decline in the market value of these securities to be primarily attributable to current economic conditions. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. As of June 30, 2018, the Company does not intend to sell these securities and it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity. As a result, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2018.

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

Assets measured or disclosed at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2018
Assets:
Cash and cash equivalents	$163,526	$—	$—	$163,526
Certificates of deposit	—	4,610	—	4,610
U.S. government debt securities	—	189,707	—	189,707
Corporate debt securities	—	44,280	—	44,280
	$163,526	$238,597	$—	$402,123

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2017
Assets:
Cash and cash equivalents	$70,156	$—	$—	$70,156
Certificates of deposit	—	14,117	—	14,117
U.S. government debt securities	—	174,803	—	174,803
Corporate debt securities	—	58,716	—	58,716
	$70,156	$247,636	$—	$317,792

The Company’s corporate debt securities are all investment grade.

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2018 and December 31, 2017.

Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would result in material changes in the fair value of investments.

6. Accrued Expenses

Accrued expenses are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Accrued clinical expenses	$65,968	$43,297
Merger costs	5,107	—
Accrued bonus	2,305	3,388
Professional fees	1,104	808
Accrued vacation	940	797
Accrued payroll	840	795
Accrued severance	240	—
Income tax payable	—	987
Accrued other	4,508	2,369
Total accrued expenses	$81,012	$52,441

7. Warrant

In connection with the Janssen Agreement, in February 2017 the Company issued a warrant to purchase 509,611 shares of the Company’s common stock at an exercise price of $9.81 per share. The warrant is fully vested upon issuance and exercisable in whole or in part, at any time prior to the fifth anniversary of the date of issuance. The warrant satisfied the equity classification criteria of ASC 815, and is therefore classified as an equity instrument. The fair value at issuance of $3.4 million was calculated using the Black Scholes option pricing model and was charged to research and development expense as it represented consideration for a license for which the underlying intellectual property was deemed to have no alternative future use. As of June 30, 2018, the warrant remains outstanding and expires on February 9, 2022.

8. Stockholders’ Equity

Authorized and Outstanding Capital Stock

As of June 30, 2018, the authorized capital stock of the Company included 175,000,000 shares of common stock, par value $0.00001 per share, of which 56,913,886 and 47,612,619 shares are issued and outstanding at June 30, 2018 and December 31, 2017, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which 0 shares are issued and outstanding at June 30, 2018 and December 31, 2017.

At-the-Market Facility

In May 2016, the Company established an at-the-market equity, or ATM, offering program pursuant to which it was able to offer and sell up to $75.0 million of common stock at the then current market prices from time to time. In September 2016, the Company commenced sales under this program. Through December 31, 2017, the Company sold 1,080,908 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $12.1 million, of which 150,023 shares were sold in the three months ended March 31, 2017 for net proceeds (after deducting commissions and other offering expenses) of approximately $1.6 million. Additionally, the Company sold 694,306 shares in the three months ended March 31, 2018 for net proceeds (after deducting commissions and other offering expenses) of approximately $10.5 million. The Company did not sell any additional shares in the three months ended June 30, 2018.

Equity Offering

In March 2018, the Company completed a follow-on public offering, whereby the Company sold 8,500,000 shares of common stock at a public offering price of $10.50 per share. The aggregate net proceeds received by the Company from the offering were approximately $84.8 million, net of underwriting discounts and commissions and estimated offering expenses payable by the Company.

Equity Plans

On February 28, 2014, the Company’s Board of Directors adopted its 2014 Incentive Plan, the 2014 Plan, and its 2014 Employee Stock Purchase Plan, the ESPP, which were subsequently approved by its stockholders and became effective upon the closing of the Company’s initial public offering on March 25, 2014. The 2014 Plan replaced the 2008 Equity Incentive Plan, as amended, the 2008 Plan; however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. In May 2016 the Company’s Board of Directors approved an inducement award program that was separate from the Company’s equity plans and which, consistent with Nasdaq Listing Rule 5635(c)(4), did not require shareholder approval, the Inducement Award Program. For 2018, the Company authorized the issuance of up to 750,000 shares for the purpose of granting options to purchase shares of our common stock to new hires under the Inducement Award Program, of which 184,150 options to purchase shares were granted during the six months ended June 30, 2018.

The 2014 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, RSUs, performance awards and other awards convertible into or otherwise based on shares of our common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1st of each calendar year, by an amount equal to three percent (3%) of the number of shares of stock outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31st, the 2014 Plan Evergreen Provision. The Company’s Board of Directors may act prior to January 1st of any year to provide that there will be no automatic increase in the number of shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). During the first six months of 2018, the Company granted 522,200 stock options to employees under the 2014 Plan, 184,150 stock options to employees under the Inducement Award Program, 367,250 RSUs to employees under the 2014 Plan, and 87,500 stock options to directors under the 2014 Plan.

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

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	June 30, 2018	December 31, 2017
Common stock options and RSUs outstanding (1)	4,977,061	4,388,752
Shares available for issuance under the 2014 Plan (2)	3,352,352	1,790,600
Warrant to purchase common stock	509,611	509,611
Shares available for issuance under the ESPP (3)	634,721	652,290
Total	9,473,745	7,341,253

(1)	Includes awards granted under the 2014 Plan and the Inducement Award Program.
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

Stock-Based Compensation

Stock Options

On February 28, 2018, as part of the Company’s annual grant of equity, the Company issued 522,200 stock options to employees. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. Options granted by the Company vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning on the first day of each calendar quarter after the initial vesting commencement date or grant date, subject to the individual’s continuous service with the Company. Options generally expire ten years after the date of grant. The Company recorded approximately $1.7 million of stock-based compensation expense related to stock options during each of the three months ended June 30, 2018 and 2017 and approximately $3.6 million and $3.3 million during the six months ended June 30, 2018 and 2017, respectively.

Restricted Stock

On December 23, 2013, the Company issued 450,224 shares of restricted stock to employees and 79,067 shares of restricted stock to non-employees at a grant date fair value of $7.42 per share.  The aggregate grant date fair value for the shares of restricted stock issued on December 23, 2013 totaled approximately $3.9 million. The Company records stock-based compensation expense for restricted stock awards based on the grant date fair value for employees and the reporting date and upon vesting fair value for non-employees. The fair value of the award is considered the intrinsic value as of each measurement date. Compensation expense related to the restricted stock awards was being recognized over the associated requisite service period. The Company recorded approximately $0.1 million of stock-based compensation expense related to restricted stock during each of the three and six months ended June 30, 2017. Restricted shares were fully vested as of December 31, 2017 and there were no additional grants of restricted stock during the six months ended June 30, 2018, as such, there was no stock-based compensation expense related to restricted stock during the three and six months ended June 30, 2018.

Restricted Stock Units

On February 28, 2018, as part of the Company’s annual grant of equity, the Company issued 367,250 RSUs to employees. In addition, the Company occasionally issues RSUs not in connection with the annual grant process to employees. 100% of each RSU grant vests on either the first or the third anniversary of the grant date, subject, in each case, to the individual’s continued service through the applicable vesting date. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized on a straight-line basis over the vesting period. The Company recorded approximately $0.8 million and $0.7 million of stock-based compensation expense related to the RSUs during the three months ended June 30, 2018 and 2017, respectively, and approximately $1.0 million and $1.1 million during the six months ended June 30, 2018 and 2017, respectively.

Employee Stock Purchase Plan

The Company issued 17,569 shares during the first six months of 2018. The Company recorded approximately $41,000 and $42,000 of stock-based compensation expense related to the ESPP during the three months ended June 30, 2018 and 2017, respectively, and approximately $0.1 million during each of the six months ended June 30, 2018 and 2017.

Stock-Based Compensation Expense Summary

The Company has classified its stock-based compensation expense related to share-based awards as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)		(in thousands)
Research and development	$825	$997	$1,442	$5,171	(1)
General and administrative	1,669	1,508	3,283	2,764
Total	$2,494	$2,505	$4,725	$7,935

(1)	This amount includes $3.4 million of fair value related to the warrant issued to Janssen.

Compensation expense by type of award:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)		(in thousands)
Stock options	$1,673	$1,747	$3,615	$3,324
Restricted stock	—	57	—	65
Restricted stock units	780	659	1,009	1,050
Employee stock purchase plan	41	42	101	83
Warrant	—	—	—	3,413
Total	$2,494	$2,505	$4,725	$7,935

9. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three and six months ended June 30, 2018 and 2017. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

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

For the year ended December 31, 2017, the Company had taxable income primarily due to timing differences.  The income was fully offset with available net operating losses, NOLs, for regular federal and state tax purposes. The Company did have a tax liability for Alternative Minimum Tax in 2017 of approximately $1.0 million; however, due to tax reform, the amount is fully refundable through 2021, and thus the net result is that the Company recorded an income tax receivable of approximately $1.0 million rather than a tax expense for the year ended December 31, 2017. During the second quarter of 2018, the Company paid the $1.0 million tax liability, as such, the Company’s unaudited condensed consolidated balance sheet included a tax receivable of approximately $1.0 million, which is included in other assets, and no tax payable as of June 30, 2018.

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

In accordance with SAB 118, the Company has determined that its deferred tax asset value and associated valuation allowance reduction is a provisional amount and a reasonable estimate at December 31, 2017. The final impact may differ from this provisional amount due to, among other things, changes in interpretations and assumptions we have made thus far and the issuance of additional regulatory or other guidance. During the six months ended June 30, 2018, we did not identify any additional adjustments necessary to the deferred tax asset value and associated valuation allowance recorded at December 31, 2017. We expect to complete the final impact within the measurement period.

10. Commitments and Contingencies

Leases

The Company leases approximately 65,167 square feet of office and lab space in Cambridge, Massachusetts under a lease which was most recently amended in April 2018, collectively the Lease. Under the Third Amendment to Lease, or the Third Amendment, executed in July 2016, total monthly lease payments under the initial base rent were approximately $242,000 and are subject to annual rent escalations. In addition to such annual rent escalations, base rent payments for a portion of said premises commenced on January 1, 2017 in the monthly amount of approximately $22,000. The Fourth Amendment to Lease, executed in May 2017, provided additional storage space to the Company and did not impact rent payments. In April 2018, the Company entered into a Fifth Amendment to Lease, or the Fifth Amendment, for an additional 19,805 square feet of office space on the 12th floor. Monthly lease payments for the existing 45,362 square feet of office and lab space, under the Third Amendment, remain unchanged. The new space leased by the Company is expected to be delivered in September 2018 and additional monthly lease payments of approximately $135,000 are expected to commence in February 2019 and are subject to annual rent escalations, commencing in September 2019.

As a result of the Fifth Amendment, landlord contributions included in the Lease increased from $2,169,920 to $3,289,170, including $1,189,776 in leasehold improvements not yet utilized. The landlord contributions are being accounted for as a deferred lease incentive and reduction in monthly rent expense over the term of the Lease. The term of the Lease with respect to the office space expires on September 11, 2026, with one five year extension option available. The term of the Lease with respect to the lab space expires on November 30, 2021, with an extension option for one additional period of two years. Under the Fifth Amendment, the total security deposit in connection with the Lease increased by $0.5 million from $1.3 million to $1.8 million. In May 2018, the security deposit was reduced by $0.2 million to $1.6 million which remains in effect as of June 30, 2018 and is in the form of a letter of credit, all of which is included in other current assets in the Company’s condensed consolidated balance sheets as of June 30, 2018.

The Company recognizes rent expense for the space which it currently occupies and records a deferred lease obligation representing the cumulative difference between actual facility lease payments and lease expense recognized ratably over the lease period, which is included in the Company’s condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

Under the Lease, the Company took possession of 3,384 square feet of office space on January 1, 2017, and subleased this space commencing on that date, or the Sublease, as it did not intend to use the space for its operations. The term of the Sublease is two years and the monthly rent to be received by the Company is approximately $22,000. Under the Sublease, the Company’s operating lease obligations through 2018 are partially offset by future Sublease payments to it of approximately $0.1 million. The total security deposit in connection with the Sublease of $21,432, is included in other current assets and other liabilities in the Company’s condensed consolidated balance sheets as of June 30, 2018.

At June 30, 2018, the Company’s future minimum payments required under this Lease are as follows:

		Lease Payments
	Operating	to be Received	Net Operating
	Lease	from Sublease	Lease Payments
	(in thousands)
2018	$1,791	$129	$1,662
2019	4,986	—	$4,986
2020	5,325	—	$5,325
2021	5,355	—	$5,355
2022	4,997	—	$4,997
Thereafter	18,991	—	$18,991
Total	$41,445	$129	$41,316

The Company recorded approximately $0.8 million in rent expense for each of the three months ended June 30, 2018 and 2017, respectively, and approximately $1.6 million for each of the six months ended June 30, 2018 and 2017, respectively.

Other Third Party Contracts

Under the Company’s agreement with IQVIA, formerly known as Quintiles IMS, to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of June 30, 2018 were approximately $200.0 million. The estimated period of substantive performance for the committed work with IQVIA is through the first half of 2020. The Company contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $106.3 million at June 30, 2018. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

11. Employee Retirement Plan

During 2008, the Company established a retirement plan, or the 401(k) Plan, authorized by Section 401(k) of the Internal Revenue Code. In accordance with the 401(k) Plan, all employees who have attained the age of 21 are eligible to participate in the 401(k) Plan as of the first Entry Date, as defined therein, following their date of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary and contributions in the amount of approximately $0.1 million and $39,000 were made during the three months ended June 30, 2018 and 2017, respectively, and approximately $0.3 million and $0.2 million during the six months ended June 30, 2018 and 2017, respectively.

12. Net Loss per Share

The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	As of June 30,
	2018	2017
Warrant	509,611	509,611
Outstanding stock options	4,060,361	4,027,408
Unvested restricted stock	—	28,512
Unvested restricted stock units	916,700	829,463
Total	5,486,672	5,394,994

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017, or the 2017 Annual Report, including the audited consolidated financial statements and notes thereto contained in our 2017 Annual Report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. Unless otherwise stated or the context otherwise requires, we have not reflected in this Quarterly Report on Form 10-Q the changes to our business that may occur if we consummate the pending merger with Keryx Biopharmaceuticals, Inc.

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

Our lead product candidate, vadadustat, is a HIF-PH inhibitor, or HIF-PHI, in Phase 3 development for the treatment of anemia due to CKD. Anemia is common in patients with CKD, and its prevalence increases as CKD progresses. Anemia is a condition characterized by abnormally low levels of hemoglobin. Hemoglobin is contained within RBCs and carries oxygen to other parts of the body. If there are too few RBCs or if hemoglobin levels are low, the cells in the body will not get enough oxygen. In patients with CKD, anemia results from inadequate EPO levels, which negatively affect RBC production. In addition, iron, which is essential to RBC production, may be deficient in patients with CKD. Left untreated, anemia significantly accelerates overall deterioration of patient health with increased morbidity and mortality. Based on third party prevalence data and company estimates, approximately 37 million people in the United States have CKD and approximately 5.7 million of these individuals suffer from anemia. Anemia from CKD is currently treated by injectable recombinant human erythropoiesis-stimulating agents, or injectable ESAs, such as EPOGEN® (epoetin alfa) and Aranesp® (darbepoetin alfa), or with iron supplementation or RBC transfusion. Based on publicly available information on ESA sales and market data compiled by a third-party vendor, global sales of injectable ESAs for all uses were estimated to be approximately $6.2 billion in 2017. The vast majority of these sales were for the treatment of anemia due to CKD.

When administered to a patient, injectable ESAs provide supra-physiological levels of exogenous EPO to stimulate production of RBCs. While injectable ESAs can be effective in raising hemoglobin levels, they have the potential to cause significant side effects, and need to be injected subcutaneously or intravenously. In particular, injectable ESAs may lead to thrombosis, stroke, myocardial infarction and death. These safety concerns, which became evident starting in 2006, have led to a significant reduction in the use of injectable ESAs. Today, anemia is either not treated or inadequately treated in the majority of non-dialysis dependent, or NDD, CKD patients. There is an unmet need for treatment options for patients with anemia due to CKD that offer an improved safety profile and such agents would have significant market potential.

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

Phase 1 and Phase 2 data led us to the design of our Phase 3 clinical program for vadadustat. The vadadustat Phase 3 program in dialysis dependent, or DD, CKD patients with anemia, called INNO2VATE, and in NDD-CKD patients with anemia, called PRO2TECT, is designed to enroll up to approximately 7,300 patients evaluating once daily oral dosing of vadadustat against an injectable ESA active comparator, darbepoetin alfa. The enrollment numbers and the completion of INNO2VATE and PRO2TECT will be driven by the accrual of major adverse cardiovascular events, or MACE. In August 2016, the first patient was dosed in INNO2VATE, and the first patient was dosed in PRO2TECT in December 2015. As of June 30, 2018, we expect the remaining external aggregate contract research organization, or CRO, costs of INNO2VATE and PRO2TECT to be in the range of $340.0 million to $370.0 million. We are targeting full enrollment of INNO2VATE by the end of 2018 and full enrollment of PRO2TECT in 2019. We anticipate reporting top-line clinical data for the INNO2VATE studies in the fourth quarter of 2019 or the first quarter of 2020, subject to the accrual of MACE events, and the PRO2TECT studies in mid-2020, subject to the accrual of MACE events. Our collaborator, Mitsubishi Tanabe Pharma Corporation, or MTPC, initiated its Phase 3 development program for vadadustat in Japan in the fourth quarter of 2017. MTPC expects data read-outs from these studies in 2019.

In June 2018, we initiated FO2RWARD-2, a Phase 2 clinical study of vadadustat. FO2RWARD-2 includes once-daily and three-times weekly dosing, data to inform ESA-switching protocols, and a broad dialysis population that is inclusive of patients with anemia due to CKD who are on dialysis and do not adequately respond to injectable ESA, known as hyporesponders. Hyporesponders represent approximately 10-15% of patients with anemia due to DD-CKD, yet they account for 30-40% of total injectable ESA use. These patients have demonstrated a persistently higher risk of mortality than non-hyporesponders and represent a high unmet need. Given its differentiated mechanism of action, we believe that vadadustat may provide a treatment option for these patients. We expect to report top-line clinical data from FO2RWARD-2 in the first half of 2019. We expect to initiate an additional Phase 3 clinical study of vadadustat in late 2018 or early 2019, TRILO2GY-2, which will include once-daily and three-times weekly dosing and an ESA control, and a design that can generate data to inform switching from Epogen®, Aranesp® and Mircera® to vadadustat. We expect to report top-line data from TRILO2GY-2 in early 2020. We believe FO2RWARD-2 and TRILO2GY-2 will provide additional characterization and differentiation of vadadustat and further strengthen our commercial position if vadadustat is approved for marketing.

We have completed a thorough QT, or TQT, study in accordance with FDA guidance. The study showed that vadadustat does not alter cardiac repolarization intervals in normal healthy volunteers following a single dose of up to 1,200 mg. In addition, a drug-drug interaction, or DDI, study was conducted to evaluate the effect of vadadustat on celecoxib, a substrate for the hepatic cytochrome P450 enzyme CYP2C9. Based on this study it was concluded that vadadustat does not inhibit CYP2C9 to any appreciable extent. Therefore, no clinically significant effect of vadadustat on drugs that are CYP2C9 substrates would be expected through this specific mechanism. Additional DDI studies are ongoing. Initial results from a DDI study with rosuvastatin, a BCRP and OATP1B1/OATP1B3 substrate, demonstrated a moderate drug interaction with an approximately 2 to 3-fold increase in exposure to rosuvastatin. These results indicate that vadadustat has the potential to interact with other substrates of BCRP and OATP1B1/OATP1B3. This is being further evaluated in Part 2 of the study, with sulfasalazine and pravastatin, substrates of BCRP and OATP1B1/OATP1B3, respectively.

If vadadustat is approved by the U.S. Food and Drug Administration, or FDA, and our proposed merger with Keryx is consummated, we plan to utilize the commercial organization of the combined company in the United States while leveraging our collaboration with Otsuka Pharmaceutical Co. Ltd., or Otsuka, and its well-established commercial organization. We also granted Otsuka exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. In Japan and certain other countries in Asia, we granted MTPC exclusive rights to commercialize vadadustat, subject to marketing approvals. In May 2017, we entered into an exclusive license agreement with Vifor (International) Ltd., or Vifor Pharma, where Fresenius Kidney Care Group LLC, or FKC, which operates dialysis clinics in the United States, would purchase vadadustat from Vifor Pharma, subject to the approval of vadadustat by the FDA as well as the inclusion of vadadustat in a bundled reimbursement model. During the term of the license agreement, Vifor Pharma may not sell to FKC or its affiliates any HIF product that competes with vadadustat in the United States.

In addition to vadadustat, we are developing a HIF-based portfolio of other product candidates that target serious diseases of high unmet need. Our portfolio includes product candidates developed internally as well as in-licensed product candidates. In February 2017, we signed an exclusive agreement with Janssen Pharmaceutica NV, or Janssen, a subsidiary of Johnson & Johnson, of the Janssen Agreement, for access to an extensive library of well-characterized HIF pathway compounds with potential applications across multiple therapeutic areas.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $57.5 million and $66.1 million for the six months ended June 30, 2018 and 2017, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant operating expenses and increased operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•

conduct our development program of vadadustat for the treatment of anemia due to CKD, including PRO2TECT, INNO2VATE, FO2RWARD-2 and TRILO2GY-2, and develop plans for and conduct the preclinical and clinical development of any other potential product candidates;

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

•

complete the Merger, as defined below, subject to satisfying closing conditions and obtaining applicable shareholder and regulatory approvals, integrate with Keryx following successful completion of the Merger, and seek to satisfy contractual and regulatory obligations following closing of the Merger; and

•	experience any delays or encounter issues with any of the above.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain marketing approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have no manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize CROs to carry out our clinical development activities, and we do not yet have a sales organization. If we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. If and until we can generate a sufficient amount of revenue from product sales, we expect to finance future cash needs through public or private equity or debt offerings, payments from our collaborators, strategic transactions, or a combination of these approaches. If we are unable to raise additional capital in sufficient amounts when needed or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. Any of these events could significantly harm our business, financial condition and prospects. The foregoing paragraph does not take into account the potential impact of the Merger.

Through June 2018, we raised approximately $468.4 million of net proceeds from the sale of equity including $377.4 million from various underwritten public offerings, $41.0 million from an at-the-market, or ATM, offerings, pursuant to sales agreements with Cantor Fitzgerald & Co and $50.0 million from the sale of 3,571,429 shares of common stock to Vifor Pharma. At the inception of our collaboration agreements with Otsuka and MTPC, they committed to approximately $573.0 million or more in upfront payments and cost-share funding, the latter of which we generally continue to receive on a quarterly prepaid basis. Of these commitments, we received approximately $272.0 million at the onset of the collaboration agreements.

Pending Business Combination

On June 28, 2018, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Keryx Biopharmaceuticals, Inc., or Keryx, and Alpha Therapeutics Merger Sub, Inc., a direct, wholly owned subsidiary of Akebia, or the Merger Sub., pursuant to which the Merger Sub shall be merged with and into Keryx, with Keryx surviving as a wholly owned subsidiary of Akebia, subject to the satisfaction or waiver of the conditions specified in the Merger Agreement, or the Merger.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock of Keryx issued and outstanding immediately prior to the effective time of the Merger will be cancelled and converted into the right to receive 0.37433, or the Exchange Multiplier, fully paid and non-assessable shares of common stock of Akebia. The Merger Agreement also provides that at the effective time of the Merger, each share of Keryx common stock that is subject to an outstanding Keryx restricted stock award issued under a Keryx equity plan, or Keryx Restricted Shares, other than those Keryx Restricted Shares that accelerate or lapse as a result of the completion of the Merger, will convert into restricted stock unit awards, or RSUs, of Akebia, the number of which will be adjusted in accordance with the Exchange Multiplier, and in accordance with the terms of the Merger Agreement. In addition, each outstanding and unexercised option to acquire Keryx common stock granted under the Keryx equity plan will be converted into an option to acquire shares of Akebia’s common stock, with the number of shares and exercise price adjusted by the Exchange Multiplier, in accordance with the terms of the Merger Agreement. The foregoing exchange is expected to result in implied equity ownership in the combined company of 49.4 percent for Akebia shareholders and 50.6 percent for Keryx shareholders on a fully-diluted basis immediately following the effective time of the Merger.

The Merger is expected to be completed by the end of 2018 and is subject to the satisfaction of customary closing conditions including, among other things, (i) approval by the affirmative vote of the majority of common stock cast at Akebia’s shareholders’ meeting in favor of the issuance Akebia common stock in connection with the Merger, (ii) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of Keryx common stock entitled to vote thereon and (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Akebia’s obligation to consummate the Merger is also subject to the conversion of Keryx’s Zero Coupon Convertible Senior Notes due 2021 pursuant to the terms of the Notes Conversion Agreement entered into by the Company, Keryx and Baupost Group Securities, L.L.C. The Merger Agreement provides for certain termination rights for both the Company and Keryx. Upon termination of the Merger under certain specified circumstances, the Company or Keryx may be required to pay the other party a termination fee of $22.0 million.

Keryx, headquartered in Boston, Massachusetts, is focused on the development and commercialization of medicines for people with kidney disease. Keryx’s proprietary product, Auryxia® (ferric citrate) tablets, is approved by the U.S. Food and Drug Administration, or FDA, for two indications: (1) the control of serum phosphorus levels in adult patients with chronic kidney disease on dialysis and (2) the treatment of iron deficiency anemia in adult patients with chronic kidney disease not on dialysis.

Simultaneously with the execution of the Merger Agreement, we entered into a Voting Agreement with Baupost Group Securities, L.L.C., or Baupost, a significant shareholder of Keryx, and the Notes Conversion Agreement with Baupost and Keryx. Pursuant to the Voting Agreement, Baupost agreed, among other things, to vote its shares in favor of the adoption of the Merger Agreement and against any alternative proposal and against approval of any proposal made in opposition to, in competition with, or inconsistent with, the Merger Agreement or the Merger or any other transactions contemplated by the Merger Agreement. Pursuant to the Notes Conversion Agreement, Baupost agreed to convert Keryx’s Zero Coupon Convertible Senior Notes due 2021 into 35,582,335 shares of Keryx common stock in accordance with the terms of the governing indenture immediately prior to the effective time of the Merger, conditioned upon the issuance to Baupost of an additional 4,000,000 shares of Keryx common stock, which such additional shares will be converted into shares of Akebia common stock. The Notes Conversion Agreement provides that we will execute a registration rights agreement with Baupost, to provide customary registration rights for any shares of Company common stock held by Baupost if and when the Merger is consummated.

We have operated and, unless and until the Merger is successfully completed, will continue to operate independently of Keryx.

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

Unless and until we complete the Merger, for the foreseeable future, we expect substantially all of our revenue will be generated from our collaborations with Otsuka and MTPC and any other collaborations into which we may enter. MTPC has licensed the rights to develop and commercialize vadadustat in Japan and certain other Asian countries, or the MTPC Territory. Otsuka has agreed to co-exclusively collaborate with respect to the development and commercialization of vadadustat in the United States. Additionally, Otsuka has also licensed the rights to develop and commercialize vadadustat in the European Union, Russia, China, Australia, Canada, the Middle East and certain other countries, or the Otsuka International Territory.

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

The duration, costs and timing of clinical studies and development of our product candidates will depend on a variety of factors including, but not limited to, those described in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities were to require us to conduct clinical studies in addition to or different from those that we currently anticipate, or if we experience delays in enrollment in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development.

From inception through June 30, 2018, we have incurred $596.1 million in research and development expenses. We plan to increase our research and development expenditures for the foreseeable future as we continue the development of vadadustat and any other product candidates. Our current and/or planned research and development activities include the following:

•	global development of vadadustat;
•	research and development of compounds in our HIF portfolio; and
•	diversification of our pipeline in kidney disease and other HIF-modulated diseases.

Our direct research and development expenses consist principally of external costs, such as fees paid to clinical trial sites, consultants, central laboratories and CROs in connection with our clinical studies, and drug substance and drug product manufacturing for clinical studies.

We currently have four clinical trials to which the majority of our research and development costs are attributable. We have not accumulated and tracked our research and development costs or our personnel and personnel-related costs on a program-by-program basis as our employee and infrastructure resources, and many of our costs, are directed broadly to applicable research endeavors. As a result, we are unable to specify precisely the costs incurred for each of our programs on a program-by-program basis.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates. We also anticipate increased expenses related to finance, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and U.S. Securities and Exchange Commission, or SEC, requirements, and our other costs associated with being a public company. Additionally, we anticipate an increase in payroll and related expenses if and when we prepare for commercial operations, especially in sales and marketing. The foregoing paragraph does not take into account the potential impact of the Merger.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended		Increase
	June 30, 2018	June 30, 2017	(Decrease)
	(In Thousands)
Collaboration revenue	$48,793	$28,520	$20,273
Operating expenses:
Research and development	71,917	43,751	28,166
General and administrative	12,538	6,905	5,633
Total operating expenses	84,455	50,656	33,799
Loss from operations	(35,662)	(22,136)	13,526
Other income, net	1,593	618	975
Net loss	$(34,069)	$(21,518)	$12,551

Collaboration Revenue. Collaboration revenue was $48.8 million for the three months ended June 30, 2018, compared to $28.5 million for the three months ended June 30, 2017, an increase of $20.3 million. We recognized $48.8 million in collaboration revenue for the three months ended June 30, 2018 from our cost sharing arrangements under the Otsuka U.S. Agreement, Otsuka International Agreement as well as revenue recognized in connection with the MTPC Agreement. We recognized $28.5 million in collaboration revenue for the three months ended June 30, 2017 from our cost sharing arrangements under the Otsuka U.S. Agreement and the Otsuka International Agreement, which commenced in December 2016 and April 2017, respectively, and no collaboration revenue from MTPC as the revenue recognition criteria for the MTPC Agreement, as required under ASC 606, had not yet been satisfied. The increase in revenue between the two periods was primarily attributable to an additional $20.0 million of revenue recognized under both the Otsuka U.S. Agreement and Otsuka International Agreement, as well as $0.2 million of revenue recognized in connection with the MTPC Agreement.

Research and Development Expenses. Research and development expenses were $71.9 million for the three months ended June 30, 2018, compared to $43.8 million for the three months ended June 30, 2017, an increase of $28.2 million. The increase was primarily due to the following:

(in millions)
PRO2TECT and INNO2VATE Phase 3 program	$20.3
Manufacture of drug substance and drug product	5.1
Regulatory activities and other clinical and preclinical activities	4.0
FO2RWARD-2 and TRILO2GY-2 studies[1]	(1.7)
Japan Phase 2 studies	(3.1)
Total increase related to the continued development of vadadustat	24.6
Headcount, consulting and facilities	3.3
Other	0.3
Total other decreases	3.6
Total net increase	$28.2

(1)	Includes costs from FO2RWARD, FO2RWARD-2, TRIL2OGY, and TRILO2GY-2 studies.

The increase in the costs related to the development of vadadustat is primarily attributable to an increase in external costs related to the continued advancement of the PRO2TECT and INNO2VATE Phase 3 program, including ongoing enrollment, the manufacture of drug substance and drug product in support of the global Phase 3 program, and regulatory activities as well as other clinical and preclinical activities. This increase in costs related to the development of vadadustat was partially offset by a decrease in costs related to the FO2RWARD, TRILO2GY, and Japan Phase 2 studies, for which all work has been completed as of June 30, 2018. The increase in research and development expenses were further impacted by increases in headcount, consulting and facility costs to support additional resources required to support our expanding research and development programs. We expect our research and development expenses to significantly increase in future periods in support of our global Phase 3 program and other studies for vadadustat and development of our other product candidates.

General and Administrative Expenses. General and administrative expenses were $12.5 million for the three months ended June 30, 2018, compared to $6.9 million for the three months ended June 30, 2017. The increase of $5.6 million was primarily due to an increase in legal and other professional fees related to our proposed merger with Keryx, and an increase in costs to support our research and development programs, including headcount and compensation-related costs. We expect our general and administrative expenses to increase in future periods to support our continued research and development and potential commercialization of vadadustat and other product candidates.

Other Income, Net. Other income, net, was $1.6 million for the three months ended June 30, 2018 and $0.6 million for the three months ended June 30, 2017. Other income, net for the three months ended June 30, 2018 and 2017 is primarily comprised of interest income.

Results of Operations

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended		Increase
	June 30, 2018	June 30, 2017	(Decrease)
	(In Thousands)
Collaboration revenue	$94,723	$49,385	$45,338
Operating expenses:
Research and development	$133,321	$103,800	$29,521
General and administrative	21,562	12,693	8,869
Total operating expenses	154,883	116,493	38,390
Loss from operations	(60,160)	(67,108)	$(6,948)
Other income, net	2,673	1,048	1,625
Net loss	$(57,487)	$(66,060)	$(8,573)

Collaboration Revenue. Collaboration revenue was $94.7 million for the six months ended June 30, 2018, compared to $49.4 million for the six months ended June 30, 2017, an increase of $45.3 million. We recognized $94.7 million in collaboration revenue for the six months ended June 30, 2018 from our cost sharing arrangement under the Otsuka U.S. Agreement, Otsuka International Agreement as well as revenue recognized in connection with the MTPC Agreement. We recognized $49.4 million in collaboration revenue for the six months ended June 30, 2017 from our cost sharing arrangement under the Otsuka U.S. Agreement, which commenced in December 2016, Otsuka International Agreement, which commenced in April 2017, and no collaboration revenue from MTPC as the revenue recognition criteria for the MTPC Agreement, as required under ASC 606, had not yet been satisfied. The increase in revenue between the two periods was primarily attributable to an additional $35.7 million of revenue recognized under both the Otsuka U.S. Agreement and Otsuka International Agreement, which was consummated in April 2017, as well as $9.3 million of revenue recognized in connection with the MTPC Agreement.

Research and Development Expenses. Research and development expenses were $133.3 million for the six months ended June 30, 2018, compared to $103.8 million for the six months ended June 30, 2017, an increase of $29.5 million. The increase was primarily due to the following:

(in millions)
PRO2TECT and INNO2VATE Phase 3 program	18.7
Manufacture of drug substance and drug product	8.6
Regulatory activities and other clinical and preclinical activities	6.5
FO2RWARD-2 and TRILO2GY-2 studies[1]	(1.0)
Japan Phase 2 studies	(6.0)
Total increase related to the continued development of vadadustat	26.8
Headcount, consulting and facilities	6.8
Janssen license fee	(1.0)
Fair value of warrants issued for Janssen license	(3.4)
Other	0.3
Total other decreases	2.7
Total net increase	$29.5

(1)	Includes costs from FO2RWARD, FO2RWARD-2, TRIL2OGY, and TRILO2GY-2 studies.

The increase in the costs related to the development of vadadustat is primarily attributable to an increase in external costs related to the continued advancement of the PRO2TECT and INNO2VATE Phase 3 program, including ongoing enrollment, the manufacture of drug substance and drug product in support of the global Phase 3 program, and regulatory activities as well as other clinical and preclinical activities. This increase in costs related to the development of vadadustat was partially offset by a decrease in costs related to the FO2RWARD, TRILO2GY, and Japan Phase 2 studies, for which all work has been completed as of June 30, 2018. The increase in research and development expenses were further impacted by increases in headcount, consulting and facility costs to support additional resources required to support our expanding research and development programs. We expect our research and development expenses to significantly increase in future periods in support of our global Phase 3 program and other studies for vadadustat and development of our other product candidates.

General and Administrative Expenses. General and administrative expenses were $21.6 million for the six months ended June 30, 2018, compared to $12.7 million for the six months ended June 30, 2017. The increase of $8.9 million was primarily due to an increase in legal and other professional fees related to our proposed merger with Keryx, and an increase in costs to support our research and development programs, including headcount and compensation-related costs. We expect our general and administrative expenses to increase in future periods to support our continued research and development and potential commercialization of vadadustat and other product candidates.

Other Income, Net. Other income, net, was $2.7 million for the six months ended June 30, 2018 and $1.0 million for the six months ended June 30, 2017. Other income, net for the six months ended June 30, 2018 and 2017 is primarily comprised of interest income.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of June 30, 2018, we had an accumulated deficit of $428.3 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally through sales of our common stock and payments received from our collaboration partners. As of June 30, 2018, we had cash and cash equivalents and available for sale securities of approximately $402.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities stated at fair value, are also available as a source of liquidity.

In connection with the Merger, we estimate spending approximately $25.0 million in merger-related costs.

If and when the Merger is completed, we expect the combined entity to have sufficient cash, cash equivalents, and available for sale securities to fund its operating plans into the first quarter of 2020, which is unchanged from Akebia’s pre-merger cash runway.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended
	June 30, 2018	June 30, 2017
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(11,334)	$14,836
Investing activities	8,866	(123,993)
Financing activities	96,123	47,212
Net (decrease) increase in cash, cash equivalents, and restricted cash	$93,655	$(61,945)

Operating Activities. The cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The net cash used in operating activities of $11.3 million for the six months ended June 30, 2018 was largely driven by our Phase 3 development program for vadadustat, partially offset by receipt of cash from collaboration agreements, including a $4.0 million milestone payment under the MTPC Agreement and $103.7 million in cost-share reimbursements under the Otsuka U.S. Agreement and the Otsuka International Agreement. Additionally, there were adjustments for non-cash items, including stock-based compensation expense of $4.7 million.

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

Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2018 was $8.9 million and was comprised primarily of proceeds from the maturities of available for sale securities of $122.8 million and proceeds from the sales of available for sale securities of $8.0 million, offset by the purchases of available for sale securities of $121.5 million and purchases of equipment of $0.5 million.

Net cash used in investing activities for the six months ended June 30, 2017 was $124.0 million and was comprised primarily of purchases of available for sale securities of $177.5 million and purchases of equipment of $0.6 million, offset by proceeds from the maturities of available for sale securities of $54.1 million.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2018 was $96.1 million and consisted primarily of net proceeds from the public issuance of common stock, proceeds from the exercise of stock options and proceeds from the sale of stock under our employee stock purchase plan.

Net cash provided by financing activities for the six months ended June 30, 2017 was $47.2 million and consisted primarily of net proceeds from the public issuance of common stock pursuant to our ATM facility, proceeds from the exercise of stock options and proceeds from the sale of stock under our employee stock purchase plan.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate revenue from product sales. We do not expect to generate revenue from product sales unless and until we obtain marketing approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek marketing approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all risks incident to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect to continue to incur additional costs associated with operating as a public company, and we anticipate that we will need substantial additional funding in connection with our continuing operations.

We ended the second quarter of 2018 with cash, cash equivalents and available for sale securities of $402.1 million. At the inception of our collaboration agreements with Otsuka and MTPC, they committed to approximately $573.0 million or more in upfront payments and cost-share funding, the latter of which we generally continue to receive on a quarterly prepaid basis. Of these commitments, we received approximately $272.0 million at the onset of the collaboration agreements. We expect our existing cash resources, including the timing of committed research and development funding from our collaborators, to fund our current operating plan into the first quarter of 2020.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near- and long-term, will depend on many factors including, but not limited to, those described under Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected. The foregoing estimates, forecasts and plans do not take into account the potential impact of the Merger.

Contractual Obligations and Commitments

On April 9, 2018, we executed the Fifth Amendment to Lease, or the Fifth Amendment, with CLPF-Cambridge Science Center, LLC, or the Landlord, amending the Lease for our headquarters in Cambridge, Massachusetts. The Fifth Amendment resulted in an increase in our estimated obligations due to our Landlord, which is more fully described in Note 10. Except for the Fifth Amendment, there have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on March 12, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

During the six months ended June 30, 2018, there were no material changes to our critical accounting policies, other than as described below, as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 12, 2018.

Revenue

Effective January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, using the full retrospective transition method.  Under this method, we revised our consolidated financial statements for the year ended December 31, 2017 and applicable interim periods within the year, as if ASC 606 had been effective for those periods. No change for the adoption of ASC 606 was deemed necessary for the year ended December 31, 2016 and applicable interim periods within the year. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps:

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

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements, we implement the five-step model noted above. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine whether the individual deliverables represent separate performance obligations or whether they must be accounted for as a combined performance obligation as well as the stand-alone selling price for each performance obligation identified in the contract. A deliverable represents a separate performance obligation if both of the following criteria are met: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. With regard to the MTPC and Otsuka collaboration agreements, we recognize revenue related to amounts allocated to the identified performance obligation on a proportional performance basis as the underlying services are performed.

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

Collaborative Arrangements

We record the elements of our collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. We consider the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between us and our collaborative partner and the transactions between us and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. We recognize our allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the U.S. collaboration with Otsuka as a component of the related expense in the period incurred. During the three months ended June 30, 2018, we incurred approximately $0.2 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended June 30, 2018. To the extent product revenue is generated from the collaboration, we will recognize our share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.

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

For a discussion of recent accounting pronouncements, please refer to New Accounting Pronouncements – Recently Adopted and New Accounting Pronouncements – Not Yet Adopted included within Note 2, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2018 and December 31, 2017, we had cash and cash equivalents and available-for-sale securities of $402.1 million and $317.8 million, respectively, primarily money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of June 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Opposition Proceeding Against Our ’005 Patent

In July 2011, a third party filed an opposition to our issued European Patent No. 2044005, or the ’005 EP Patent, in the European Patent Office. During the oral proceedings, which took place on April 10, 2013, the Opposition Division of the European Patent Office maintained the ’005 Patent. This decision resulted in the maintenance of a claim directed to a compound chosen from a group of eight compounds, including vadadustat, as well as claims to compositions and methods for treating various diseases, including, but not limited to, anemia. Both parties appealed the decision of the Opposition Division. On February 27, 2018, we withdrew the ’005 EP Patent from appeal and filed a divisional patent application to pursue a focused claim set that includes claims for vadadustat, as well as pharmaceutical compositions and methods of treating anemia.

Opposition and Invalidity Proceedings Against FibroGen, Inc.

We filed an opposition in Europe against FibroGen, Inc.’s, or FibroGen’s, European Patent No. 1463823, or the ’823 EP Patent, and an oral proceeding took place March 8 and 9, 2016. Following the oral proceeding, the European Opposition Division ruled that the patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. FibroGen has appealed that decision. Likewise, we also filed an invalidity proceeding before the Japan Patent Office, or JPO, against certain claims of FibroGen’s Japanese Patent No. 4804131, or the ’131 JP Patent, which is the Japanese counterpart to the ’823 EP Patent, the JPO issued a preliminary decision finding all of the challenged claims to be invalid. FibroGen subsequently amended the claims and the JPO accepted the amendments. The resulting ’131 JP Patent does not cover vadadustat or any pyridine carboxamide compounds. To date, FibroGen has been unsuccessful in its attempts to obtain a patent in the United States covering the same claim scope as it obtained initially in Europe and Japan in the ’823 EP Patent and ’131 JP Patent. In the event FibroGen were to obtain such a patent in the United States, we may decide to challenge the patent as we have done in Europe and Japan.

On May 13, 2015, May 20, 2015 and July 6, 2015, we filed oppositions to FibroGen’s European Patent Nos. 2322155, or the ’155 EP Patent, 1633333, or the ’333 EP patent, and 2322153, or the ’153 EP Patent in the European Patent Office, respectively, requesting the patents be revoked in their entirety. These related patents claim, among other things, various compounds that either stabilize HIFα or inhibit a HIF hydroxylase or a HIF prolyl hydroxylase for treating or preventing various conditions, including, among other things, iron deficiency, microcytosis associated with iron deficiency, anemia of chronic disease, anemia wherein the subject has a transferrin saturation of less than 20%, anemia refractory to treatment with exogenously administered erythropoietin and microcytosis in microcytic anemia. Such method of use patents do not prevent persons from using the compound for other uses, including any previously known use of the compound. In particular, these patents do not claim methods of using any of our product candidates for purposes of inhibiting hypoxia-inducible factor prolyl hydroxylases, or HIF-PHs, for the treatment of anemia due to CKD. While we do not believe these patents will prevent us from commercializing vadadustat for the treatment of anemia due to CKD, we filed these oppositions to provide us and our collaborators with maximum flexibility for developing vadadustat and our pipeline of HIF-PHIs.

Oppositions to the ’155 EP Patent and the ’153 EP Patent were also filed in the European Patent Office by Glaxo Group Limited, or Glaxo, and by Bayer Intellectual Property GmbH, Bayer Pharma Aktiengesellschaft, and Bayer Animal Health GmbH, or collectively Bayer.

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

On May 21, 2018, we filed a Statement of Claim in Canadian Federal Court to challenge the validity of three of FibroGen’s HIF-related patents in Canada: CA 2467689, CA 2468083, and CA 2526496. On June 22, 2018, we and our collaboration partner in Japan, Mitsubishi Tanabe Pharma Corporation (MTPC), jointly filed a Request for Trial before the JPO to challenge the validity of one of FibroGen’s HIF-related patents in Japan, JP4845728.

Item 1A. Risk Factors.

We face a variety of risks and uncertainties in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also become important factors that affect our business. If any of the following risks occurs, our business, financial statements and future growth prospects could be materially and adversely affected. Unless otherwise stated or the context otherwise requires, the following risks do not reflect the changes to our business that may occur if we consummate the proposed merger with Keryx.

Risks Related to our Proposed Merger with Keryx

There can be no assurance that the proposed merger with Keryx will be consummated. The announcement and pendency of the merger, or the failure of the merger to be consummated, could have an adverse effect on our stock price, business, financial condition, results of operations or prospects.

On June 28, 2018, we, Alpha Therapeutics Merger Sub, Inc., a direct, wholly owned subsidiary of ours, or the Merger Sub, and Keryx Biopharmaceuticals, Inc., or Keryx, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which Merger Sub shall be merged with and into Keryx, with Keryx surviving as a wholly owned subsidiary of ours, or the Merger. Consummation of the Merger is subject to approval by our shareholders and Keryx’s shareholders, receipt of certain regulatory approvals and other conditions specified in the Merger Agreement. As a result, there can be no assurance that the Merger will be consummated.

Further, the announcement and pendency of the Merger could disrupt our businesses, in any of the following ways, among others:

•	our employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain and hire key managers and other employees;
•

the attention of our management may be directed toward completion of the Merger, integration planning and transaction-related considerations and may be diverted from our day-to-day business operations;

•	vendors, suppliers or others may seek to modify or terminate their business relationship with us;
•	we and our directors and Keryx could become subject to lawsuits relating to the merger; and
•	we may experience negative reactions from our shareholders, patients enrolled in our studies and the medical community, among others.

These disruptions could be exacerbated by a delay in the completion of the Merger or termination of the Merger Agreement. Additionally, if the Merger is not consummated, we will have incurred significant costs and diverted the time and attention of management. A failure to consummate the Merger may also result in negative publicity, litigation against us or our directors and officers, and a negative impression of the company in the financial markets. The occurrence of any of these events individually or in combination could have a material adverse effect on our financial statements and stock price.

We may be unable to fully realize the expected benefits from the Merger.

We expect to achieve substantial operating and capital synergies and cost savings as a result of the Merger. If we are unable to successfully integrate the businesses, or integrate them in a timely fashion, we may face material adverse effects including, but not limited to (i) diversion of the attention of management and key personnel and potential disruption of our ongoing business, (ii) the loss of employees, (iii) challenges of managing a larger combined company following the Merger, including challenges of conforming standards, controls, procedures and accounting and other policies and compensation structures, (iv) difficulties in achieving anticipated cost savings, (v) declines in our results of operations, financial condition or cash flows, (vi) a decline in the market price of our common stock, and (vii) potential liabilities, adverse consequences, increased expenses or other problems associated with the Merger and/or the resulting combined company. Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and further diversion of management time and energy, which could materially impact our business, financial statements and prospects.

In addition, following the Merger, we will become responsible for Keryx’s liabilities and obligations, including with respect to legal, financial, regulatory and compliance matters.  These obligations will result in additional cost and investment by us and, if we have underestimated the amount of these costs and investments or if we fail to satisfy any such obligations, we may not realize the anticipated benefits of the transaction.  Further, it is possible that there may be unknown, contingent or other liabilities or problems that may arise in the future, the existence and/or magnitude of which we were previously unaware. Any such liabilities or problems could have an adverse effect on our business, financial condition or results of operations.

Even if we successfully consummate the Merger and integrate the businesses, there can be no assurance that the Merger will result in the realization of the full benefit of the anticipated synergies and cost savings or that these benefits will be realized within the expected time frames or at all. In addition, by engaging in the Merger, we may forego or delay pursuit of other opportunities that may have proven to have greater commercial potential.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice, subject to certain exceptions. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the Merger and are generally outside the ordinary course of business, and otherwise have a material adverse effect on us.  Although we may be able to pursue such activities with Keryx’s consent, Keryx may not be willing to provide its consent for us to do so.

A delay in completing the Merger may reduce or eliminate the expected benefits from the Merger.

The Merger is subject to a number of conditions, some of which are beyond our control, which could prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when the conditions will be satisfied. The requirement to obtain certain regulatory approvals could delay the completion of the Merger for a significant period of time or prevent it from occurring. A delay in completing the Merger could cause the combined company to not realize some or all of the synergies and other benefits it expects to achieve if the Merger is successfully completed within its expected time frame. Because the Merger Agreement contains certain restrictions on the conduct of our business, if the Merger is delayed, these restrictions could adversely affect our ability to execute business strategies or pursue attractive business opportunities. In addition, a delay could cause management to focus on completion of the Merger instead of on other opportunities that could be beneficial to the Company or day-to-day business operations.

Failure to consummate the Merger could negatively impact our future stock prices, operations and financial results.

If the Merger is not consummated for any reason, we may be subjected to a number of material risks, including the following:

•	our business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of our management on the Merger;
•

a possible decline in the market price of our shares to the extent that current market prices reflect a market assumption that the Merger will be consummated and will be beneficial to the value of our business after the Merger closes;

•

if the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Keryx a termination fee of $22.0 million. We will also be required to pay Keryx the termination fee in the event we sign or consummate an Acquisition Proposal, as defined in the Merger Agreement, within twelve months following the termination of the Merger Agreement under certain circumstances;

•	having to pay certain costs related to the Merger, such as legal, accounting, financial advisory, printing and mailing fees, which must be paid regardless of whether the Merger is consummated;
•

addressing the consequences of operational decisions made since the signing of the Merger Agreement because of restrictions on our operations imposed by the terms of the Merger Agreement, including decisions to delay or defer capital expenditures;

•	returning the focus of management and personnel to operating the company on a stand‑alone basis, without any of the benefits expected to have been provided by the consummation of the Merger; and
•	negative reactions from shareholders, suppliers, employees, patients enrolled in our studies and the medical community.

The issuance of shares of our common stock in connection with the Merger, and any future offerings of securities by us, will dilute our shareholders’ ownership interest in Akebia and sales of shares of our common stock after the completion of the Merger may cause the market price of our common stock to decline.

The Merger will be financed by the issuance of additional shares of our common stock to shareholders of Keryx, comprising approximately 50.6% of our issued and outstanding shares of common stock, based on the number of issued and outstanding shares of our common stock on June 25, 2018 and Keryx’s fully diluted shares of common stock outstanding on June 25, 2018. These issuances of additional shares of our common stock will dilute our existing shareholders’ ownership interest in the Company, and will reduce our existing shareholders’ ownership and voting interest in the Company following the consummation of the Merger. In addition, Keryx shareholders may decide not to hold the shares of our common stock they receive in the Merger and other Keryx shareholders, such as funds with limitations on the amount of stock they are permitted to hold in individual issuers, may be required to sell the shares of our common stock that they receive in the Merger. Such sales of our common stock could result in higher than average trading volume following the closing of the Merger and may cause the market price for our common stock to decline.

Following completion of the Merger, our current shareholders in the aggregate will not have a majority ownership and voting interest in the company and the structure of our Board of Directors will be different, which may result in our shareholders having less influence on our management and policies.

Our shareholders currently have the right to vote for the election of directors to our Board of Directors and on other matters affecting us. Immediately following the Merger, our shareholders and the Keryx shareholders are expected to own approximately 49.4% and 50.6%, respectively, of the company’s outstanding shares on a fully-diluted basis. In addition, the Merger Agreement provides that as of the closing of the Merger, the company must take all necessary corporate action to cause an increase in the size of our Board of Directors to nine directors, comprised of four directors designated by our Board of Directors, each of whom will be a director of the company immediately prior to the date of the Merger Agreement and be reasonably acceptable to Keryx, or the Continuing Directors, four directors designated by the Keryx Board of Directors, each of whom will be a director of Keryx immediately prior to the date hereof and be reasonably acceptable to us, or the Keryx Designees. The Keryx Board of Directors will designate one additional director, who will serve as the chairperson of our Board of Directors and be reasonably acceptable to us; however, in the event the Keryx Board Designees select a chairperson from among the Keryx Board Designees, then the Continuing Directors and the Keryx Board Designees will together appoint the ninth member of the Board of the combined company, who shall be an individual who does not currently sit on the Boards of Directors of either company. As a result, our shareholders may have less influence on our management and policies than they currently have.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant net losses since inception and anticipate that we will continue to incur significant and increasing net losses for the foreseeable future.

Investment in pharmaceutical product development is highly speculative because it entails upfront capital expenditures and significant risk that a product candidate will fail to gain marketing approval or become commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities. We have financed our operations primarily through sales of equity securities and our strategic collaborations. To date, we have no products approved for commercial sale and have not generated any revenue from the sale of products. As a result, we are not profitable and have incurred net losses each year since our inception, including net losses of $57.5 million for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $428.3 million. We do not know whether or when we will generate product revenue or become profitable.

We expect to continue to incur significant expenses and increased operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our ability to obtain funding through equity or debt financings or strategic collaborations. We anticipate that our expenses will increase significantly if and as we:

•

conduct our development program of vadadustat for the treatment of anemia due to chronic kidney disease, or CKD, including PRO2TECT, INNO2VATE, FO2RWARD-2 and TRILO2GY-2, and develop plans for and conduct the preclinical and clinical development of any other potential product candidates;

•

complete the Merger, subject to satisfying closing conditions and obtaining applicable shareholder and regulatory approvals, integrate with Keryx following successful completion of the Merger, and seek to satisfy contractual and regulatory obligations following closing of the Merger;

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

Even if we succeed in receiving marketing approval for and are able to commercialize vadadustat, we will continue to incur substantial research and development and other expenditures to develop and market, if approved, any other product candidates as well as any costs relating to post-marketing requirements for vadadustat and any other product candidates that may receive marketing approval. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We have never generated any revenue from product sales, and we may never be profitable.

We have no products approved for commercial sale, have never generated any revenue from product sales, and do not anticipate generating any revenue from product sales unless and until after we receive marketing approval for the commercial sale of a product candidate or in-license or acquire an approved product. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict when, if at all, we will be able to achieve profitability. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including the following:

•	completing research regarding, and preclinical and clinical development of, our product candidates;
•	seeking and obtaining marketing approvals for our product candidates for which we complete clinical studies and the timing of such approvals;
•	developing, commercializing and marketing any product candidate or product that may be in-licensed or acquired, including as a result of a successful completion of the Merger;
•	developing sustainable and scalable manufacturing processes for our product candidates;
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

As of June 30, 2018, our cash and cash equivalents and available for sale securities were $402.1 million. We expect to continue to expend substantial amounts for the foreseeable future developing and commercializing vadadustat, if approved, and any other product candidates. These expenditures will include costs associated with research and development, potentially obtaining marketing approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise, including as a result of our decision to include certain elements in our development programs. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the development and commercialization of our product candidates. Our future capital requirements depend on many factors, including:

•

significant costs associated with our global Phase 3 development program for vadadustat for the treatment of anemia due to CKD. As of June 30, 2018, we expect the remaining external aggregate contract research organization, or CRO, costs of PRO2TECT and INNO2VATE, which are designed to enroll up to 7,300 subjects, to be in the range of $340.0 million to $370.0 million; the estimated costs for PRO2TECT and INNO2VATE could increase significantly due to a number of factors, including changes in target enrollment and enrollment rates, accrual of major adverse cardiovascular events, or MACE, the addition of new investigative sites, modification of clinical trial protocols, performing other studies in support of the Phase 3 program, choosing to add third-party vendors to support the program, and any other factor that could delay completion of PRO2TECT and INNO2VATE;

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
•

the costs involved in preparing, filing and prosecuting patent applications and maintaining, defending and enforcing our intellectual property rights, including litigation costs, and the outcome of such litigation; and

•

the extent to which we engage in transactions, including collaboration, merger, acquisition and licensing arrangements pursuant to which we would develop and market commercial products, such as the Merger, or develop other product candidates and technologies.

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

•	we may determine to change or expand a clinical trial after it has begun;
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

The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States, and in other countries where we and our collaborators intend to test and, if approved, market any product candidates. Before obtaining marketing approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and marketing approval may never be achieved. Of the large number of drugs in development in the United States and in other jurisdictions, only a small percentage successfully complete the FDA’s and other jurisdictions’ marketing approval processes and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development programs, we may be unable to successfully develop or commercialize vadadustat or any other product candidates.

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

Obtaining marketing approval in the United States and other jurisdictions is a complex, lengthy, expensive and uncertain process that typically takes many years and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Even if our product candidates demonstrate safety and efficacy in clinical studies, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain marketing approval. In addition, the safety concerns associated with injectable ESAs may affect the FDA’s, EMA’s, PMDA’s or other regulatory authorities’ review of the safety results of compounds in development for treatment of the same indications as injectable ESAs, including vadadustat. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained marketing approval for any product candidate, and it is possible that vadadustat and any other product candidates will never obtain marketing approval. The FDA may delay, limit or deny approval of vadadustat or any other product candidates for many reasons including, among others:

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

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends, in part, on the speed at which we can recruit patients to participate in testing our product candidates. Patients may be unwilling to participate in our clinical studies of vadadustat or other product candidates because of concerns about adverse events observed with injectable ESAs, other investigational agents and commercial products in CKD or for other reasons, including competitive clinical studies for similar patient populations. In addition, patients currently receiving treatment with injectable ESAs may be reluctant to participate in a clinical trial with an investigational drug. Finally, competition for clinical trial sites may limit our access to subjects appropriate for studies of vadadustat and any other product candidates. As a result, the timeline for recruiting patients, conducting studies and obtaining marketing approval of vadadustat and any other product candidates may be delayed. These delays could result in increased costs, delays in advancing our development of vadadustat and any other product candidates, or termination of the clinical studies altogether.

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

We currently expect to seek marketing approval of vadadustat for the treatment of anemia due to CKD in markets outside the United States, including the European Union and Japan. Our ability to successfully initiate, enroll and complete a clinical study in any country outside of the United States is subject to numerous additional risks unique to conducting business in jurisdictions outside the United States, including:

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the withdrawal could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occurs, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

If any of these events occurs, we may be forced to abandon our development efforts for one or more of our programs, or we may not be able to identify, discover, develop or commercialize additional product candidates, which would have a material adverse effect on our business.

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

Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts, including, for example, with respect to the Merger. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA, EMA, PMDA or other regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we acquire will be manufactured profitably, achieve market acceptance or not require substantial post-marketing clinical trials.

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

If we or others identify undesirable side effects caused by our product candidates, either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:

•	our clinical trials may be put on hold;
•	patient recruitment could be slowed, and enrolled patients may not want to complete the clinical trial;
•	we may be unable to obtain marketing approval for our product candidates or regulatory authorities may withdraw approvals of products;
•	regulatory authorities may require additional warnings on the label;
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

Any marketing approvals that we receive for our product candidates or any other product candidates or products that we may develop or acquire may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or registries or observational studies. In addition, if the FDA or any other regulatory authority approves any of our product candidates, or any other product candidates or products that we may develop or acquire, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval.

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

Recent efforts to pursue regulatory reform may limit the FDA’s ability to engage in oversight and implementation activities in the normal course, and that could negatively impact our business.

Recently, there have been several executive actions taken, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, an executive order, applicable to all executive agencies, including the FDA, was issued that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors, and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution with which we may collaborate will usually expect to be granted rights to publish data arising out of such collaboration. We often grant such rights, provided that we are notified in advance and given the opportunity to delay publication for a limited time period in order for us to secure patent protection of intellectual property rights arising from the collaboration and remove confidential or trade secret information from any such publication. In the future, we may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or disclosure or publication of information by any of our employees, advisors, consultants, third-party contractors or collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

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

There may be other patents of FibroGen or patents of other third parties of which we are currently unaware with claims to compounds, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our drug candidates. Also, because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe.

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

Various administrative proceedings are also available for challenging patents, including interference, reexamination, inter partes review, and post-grant review proceedings before the US PTO or oppositions and other comparable proceedings in foreign jurisdictions. An unfavorable outcome in any current or future proceeding in which we are challenging third-party patents could require us to cease using the patented technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all. Even if we are successful, participation in interference or other administrative proceedings before the US PTO or a foreign patent office may result in substantial costs and distract our management and other employees.

For example, we are currently involved in opposition or invalidation proceedings in the European Patent Office, the Japan Patent Office and the Canadian Federal Court. These proceedings may be ongoing for a number of years and may involve substantial expense and diversion of employee resources from our business. In addition, we may become involved in additional opposition proceedings or other legal or administrative proceedings in the future. For more information, see the other risk factors under “Risks Related to our Intellectual Property” and Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.

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

Market acceptance of any of our product candidates, if approved, may also depend on factors specific to such candidates. If vadadustat is approved and included in the fixed reimbursement model for a bundle of dialysis services, or the bundle, we would be required to enter into contracts to supply vadadustat to specific dialysis clinics, instead of through third party payors, which we believe could be challenging. In May 2017, we entered into a license agreement, or the Vifor Agreement, pursuant to which we will grant Vifor (International) Ltd., or Vifor Pharma, an exclusive license to sell vadadustat solely to Fresenius Kidney Care Group LLC, or FKC, in the United States, subject to FDA approval and inclusion in the bundle. Under the Vifor Agreement, FKC is not obligated to utilize vadadustat in its clinics. In addition, even if FKC chooses to utilize in vadadustat its clinics in the United States, it is not restricted from utilizing other therapies for anemia due to CKD. The Vifor Agreement does not restrict us from entering into supply agreements with other dialysis clinics, such as DaVita, one of the largest operators of dialysis clinical in the United States; however, the dialysis clinics may not choose to contract with us for vadadustat or they may choose to contract with us for a limited supply of vadadustat. Although we currently believe it likely that vadadustat will be included in the bundle, if vadadustat is not included in the bundle, then the Vifor Agreement will not become effective, and patients would access vadadustat via contracts we negotiate with third party payors for reimbursement of vadadustat, which would be subject to the risks and uncertainties described above.

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

We are currently collaborating with Otsuka to develop and commercialize vadadustat in the United States, Europe, China and certain other jurisdictions and with MTPC to develop and commercialize vadadustat in Japan and certain other Asian countries. We do not have a sales or marketing infrastructure and we have not yet sold, marketed or distributed any products. To achieve commercial success for any product for which we may obtain marketing approval, we will need to establish a sales and marketing organization or make arrangements for sales and marketing services, either by establishing our own or entering into additional geographic collaborations.

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

We will be dependent on Otsuka, MTPC and any future commercialization partners to commercialize vadadustat, when and if it is approved. If Otsuka, MTPC or any future commercialization partner fails to perform under our agreements, our future results could be materially harmed.

We and Otsuka share the obligations to commercialize vadadustat in the United States, subject to obtaining marketing approval from the FDA; however, we are dependent on Otsuka to commercialize vadadustat in Europe, China and certain other territories and on MTPC to commercialize vadadustat in Japan and certain other Asian countries in the event we receive marketing approval in the applicable territories. If either of these collaborators fails to perform their obligations diligently under their agreements with us, including failing to diligently commercialize vadadustat in their territories, our sales potential in these regions may be materially harmed, and we may not have an adequate remedy for such harm under our agreements with either company. Furthermore, if a contractual dispute with either Otsuka or MTPC were to arise, it could result in costly litigation for us and jeopardize important revenue streams, which could materially harm our financial condition.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any approved products profitably.

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

In May 2018, a new privacy regime, the General Data Protection Regulation, or GDPR, took effect across all member states of the European Economic Area, or EEA. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data, and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global turnover or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with these directives is a rigorous and time-intensive process that may increase our cost of doing business, and the failure to comply with these laws could subject us to significant fines.

If any of our product candidates obtains marketing approval, we will be subject to additional healthcare laws, regulation and enforcement, and our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.

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

A biosimilar is a biologic product that is approved based on demonstrating that it is highly similar to an existing, FDA-approved branded biologic product. The patents for the existing, branded biologic product must expire in a given market before biosimilars may enter that market without risk of being sued for patent infringement. In addition, an application for a biosimilar product cannot be approved by the FDA until 12 years after the existing, branded product was approved under a Biologics License Application, or BLA. The patents for epoetin alfa, an injectable ESA, expired in 2004 in the European Union, and the remaining patents expired between 2012 and 2016 in the United States. Because injectable ESAs are biologic products, the introduction of biosimilars into the injectable ESA market in the United States will constitute additional competition for vadadustat if we are able to obtain approval for and commercially launch our product. Several biosimilar versions of injectable ESAs are available for sale in the European Union. In the United States, Pfizer’s biosimilar version of injectable ESAs, Retacrit® (epoetin alfa-epbx), was recently approved by the FDA.

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

We rely significantly upon information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.  In the ordinary course of our business, we and our third-party contractors maintain personal and other sensitive data on our and their respective networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our clinical trial participants and business partners. In particular, we rely on contract research organizations and other third parties to store and manage information from our clinical trials. The secure maintenance of this sensitive information is critical to our business and reputation.

Companies and other entities and individuals have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access to systems and information. These threats can come from a variety of sources, ranging in sophistication from individual hackers to state-sponsored attacks. Cyber threats may be broadly targeted, or they may be custom-crafted against our information systems or those of our vendors or third-party service providers. A security breach, cyber-attack or unauthorized access of our clinical data or other data could damage the integrity of our clinical trial data, impact our regulatory filings, cause significant risk to our business, compromise our ability to protect our intellectual property, and subject us to regulatory actions, including under the new General Data Protection Regulation discussed elsewhere in these risk factors, that could be expensive to defend and could result in significant fines or other penalties. Cyber-attacks can include malware, computer viruses, hacking or other unauthorized access or other significant compromise of our computer, communications and related systems. Although we take steps to manage and avoid these risks and to be prepared to respond to attacks, our preventive and any remedial actions may not be successful. Likewise, although we believe our vendors and service providers, such as our CROs, take steps to manage and avoid information security risks and respond to attacks, we may be vulnerable to attacks against our vendors or service providers, and we may not have adequate contractual remedies against such vendors and service providers in such event. In the recent past, cyber-attacks have become more prevalent and much harder to detect and defend against, and we might not anticipate or immediately detect such incidents and the damage caused by such incidents.

Such attacks, whether successful or unsuccessful, or other compromises with respect to our information security and the measures we implement to prevent, detect and respond to them could result in our incurring significant costs related to, for example, rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages or fines, or taking other remedial steps with respect to third parties, divert the attention of our management and key information technology resources, disrupt key business operations, harm our reputation and deter business partners from working with us. A compromise with respect to our information security could lead to public exposure of personal information of our clinical trial patients and others, and publicity about information security. Publicity about vulnerabilities and attempted or successful incursions could damage the integrity of our studies or delay their completion. For example, any loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  In addition, such attacks could compromise our ability to protect our trade secrets and proprietary information from unauthorized access or misappropriation and a loss of, or damage to, our data or applications or inappropriate public disclosure of confidential or proprietary information could subject us to liability and cause delays in our product research, development and commercialization efforts. We currently do not maintain cybersecurity insurance to protect against losses due to security breaches.

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

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. Some of the countries in which we are conducting clinical trials have a history of corruption, which increases our risks of FCPA violations. In addition, the FCPA presents unique challenges in the pharmaceutical industry because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign government officials. Certain payments made by pharmaceutical companies, or on their behalf by CROs, to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Additionally, the U.K. Bribery Act applies to our global activities and prohibits bribery of private individuals as well as public officials. The U.K. Bribery Act prohibits both the offering and accepting a bribe and imposes strict liability on companies for failing to prevent bribery, unless the company can show that it had “adequate procedures” in place to prevent bribery.  There are also local anti-bribery and anti-corruption laws in countries where we are conducting clinical trials, and many of these also carry the risk of significant financial or criminal penalties.

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

Failure to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing any of our product candidates. Although we maintain product liability insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have insufficient or no coverage. If we have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Our stock price has been and may continue to be volatile which could result in substantial losses for purchasers of our common stock and lawsuits against us and our officers and directors.

Our stock price has been and will likely continue to be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Global Market has ranged from a low of $5.91 on August 25, 2015 to a high of $31.00 on June 20, 2014. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, developments related to and results of our clinical studies and trials, developments related to our regulatory submissions, developments related to our ability to commercialize any approved product candidates, announcements by us or our competitors of significant acquisitions, licenses, strategic collaborations, joint ventures, collaborations or capital commitments, negative publicity around our product candidates, the success of competitive clinical trials, products or technologies, regulatory or legal developments in the United States and other countries, developments or disputes concerning patent applications, issued patents or other proprietary rights, the recruitment or departure of key personnel, the level of expenses related to any of our product candidates or clinical development programs, actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts, variations in our financial results or those of companies that are perceived to be similar to us, changes in the structure of healthcare payment systems, market conditions in the pharmaceutical and biotechnology sectors, general economic, industry and market conditions and others beyond our control. As a result of this volatility, our shareholders may not be able to sell their common stock at or above the price at which they purchased it.

In addition, companies that have experienced volatility in the market price of their stock have frequently been the subject of securities class action and shareholder derivative litigation, and we could be the target of such litigation in the future.

Provisions in our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our Ninth Amended and Restated Certificate of Incorporation, Amended and Restated By-Laws and the Merger Agreement contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, these provisions:

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

These provisions, alone or together, could delay or prevent hostile takeovers, changes in control or changes in our management. See “Risks Related to our Proposed Merger with Keryx” for information relating to the Merger Agreement.

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

Any provision of our Ninth Amended and Restated Certificate of Incorporation, our Amended and Restated By-Laws, the Merger Agreement or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

We could be subject to securities class action and derivative lawsuits.

In the past, securities class action  and derivative lawsuits have often been brought against companies for any of the risks described in this Quarterly Report on Form 10-Q following a decline in the market price of their securities. Class action and derivative lawsuits, whether successful or not, could result in substantial costs, damage or settlement awards and a diversion of our management’s resources and attention from running our business.  If we face such litigation, it could materially harm our reputation, our business and our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2018, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “Results of Operations and Financial Condition” of Form 8-K:

On August 8, 2018, we announced our financial results for the quarter ended June 30, 2018 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

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

Item 6. Exhibits.

Exhibits

2.1

Agreement and Plan of Merger, dated as of June 28, 2018 by and among Akebia Therapeutics, Inc., Alpha Therapeutics Merger Sub, Inc. and Keryx Biopharmaceuticals, Inc.* (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2018).

10.1	Fifth Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc. dated April 9, 2018 (filed herewith).

10.2

Notes Conversion Agreement, dated as of June 28, 2018, by and among Akebia Therapeutics, Inc., Keryx Biopharmaceuticals, Inc. and Baupost Group Securities, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2018).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

99.1	Press Release issued by Akebia Therapeutics, Inc. on August 8, 2018 (furnished herewith).

99.2

Voting Agreement, dated as of June 28, 2018, by and between Akebia Therapeutics, Inc. and Baupost Group Securities, L.L.C. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2018).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of such schedules to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: August 8, 2018	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer

Date: August 8, 2018	By:	/s/ Jason A. Amello
Jason A. Amello
Senior Vice President, Chief Financial Officer and Treasurer