Form 10-Q
period 2018-09-30
Akebia Therapeutics, Inc.
filed 2018-11-08
CIK 1517022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2018
Common Stock, $0.00001 par value	57,059,063

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are being made pursuant to the provisions of the U.S. Private Securities Litigation Reform Act of 1995 with the intention of obtaining the benefits of the “safe harbor” provisions of that Act. These forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “build,” “can,” “contemplate,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “strategy,” “seek,” “target,” “will,” “would,” and other words and terms of similar meaning. These forward-looking statements include, but are not limited to, statements about:

•

our expectations with respect to (i) the closing of our proposed merger, or the Merger, with Keryx Biopharmaceuticals, Inc., or Keryx, including with respect to matters of timing, shareholder approval by our and Keryx’s shareholders, regulatory approval and other closing conditions, (ii) the anticipated financial impact and potential benefits to us related to the Merger, (iii) integration of the businesses assuming completion of the Merger, and (iv) other matters related to the Merger;

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

•	the timing of the availability and disclosure of clinical trial data and results;
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

These forward-looking statements involve risks and uncertainties, including those that are described in Part II, Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q and in the Risk Factors section of our definitive proxy statement/prospectus relating to the Merger that was filed with the U.S. Securities and Exchange Commission on October 30, 2018, that could cause our actual results, financial condition, performance or achievements to be materially different from those indicated in these forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason. Unless otherwise stated, our forward-looking statements do not reflect the potential impact of the proposed Merger or any other future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
		(as revised)
Assets
Current assets:
Cash and cash equivalents	$162,430	$70,156
Available for sale securities	227,714	247,636
Accounts receivable	688	34,216
Prepaid expenses and other current assets	6,694	6,348
Total current assets	397,526	358,356
Property and equipment, net	3,808	3,617
Other assets	2,492	2,274
Total assets	$403,826	$364,247
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,684	$6,998
Accrued expenses	94,616	52,441
Short-term deferred revenue	70,099	81,667
Total current liabilities	177,399	141,106
Deferred rent, net of current portion	2,421	2,588
Deferred revenue, net of current portion	81,424	97,957
Other non-current liabilities	41	22
Total liabilities	261,285	241,673
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock: $0.00001 par value; 175,000,000 shares authorized at September 30, 2018 and December 31, 2017; 57,046,563 and 47,612,619 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1	—
Additional paid-in capital	597,290	493,823
Accumulated other comprehensive loss	(409)	(442)
Accumulated deficit	(454,341)	(370,807)
Total stockholders' equity	142,541	122,574
Total liabilities and stockholders' equity	$403,826	$364,247

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Collaboration revenue	$53,169	$41,283	$147,892	$90,668
Operating expenses:
Research and development	70,634	58,711	203,955	162,511
General and administrative	10,378	6,748	31,940	19,441
Total operating expenses	81,012	65,459	235,895	181,952
Operating loss	(27,843)	(24,176)	(88,003)	(91,284)
Other income:
Interest income	1,780	842	4,417	1,886
Other income	16	200	52	204
Net loss	$(26,047)	$(23,134)	$(83,534)	$(89,194)
Net loss per share - basic and diluted	$(0.46)	$(0.49)	$(1.54)	$(2.11)
Weighted-average number of common shares - basic and diluted	57,027,598	46,938,618	54,207,973	42,202,560
Comprehensive loss:
Net loss	$(26,047)	$(23,134)	$(83,534)	$(89,194)
Other comprehensive gain (loss) - unrealized gain (loss) on debt securities	50	73	33	(181)
Total comprehensive loss	$(25,997)	$(23,061)	$(83,501)	$(89,375)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2018	September 30, 2017
		(as revised)
Operating activities:
Net loss	$(83,534)	$(89,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	638	420
Amortization of premium/discount on investments	(698)	543
Stock-based compensation	6,978	6,674
Fair value of warrants issued for license	—	3,413
Changes in operating assets and liabilities:
Accounts receivable	33,528	33,542
Prepaid expenses and other current assets	(346)	(1,797)
Other long-term assets	67	(4)
Accounts payable	5,686	6,666
Accrued expense	42,118	(8,834)
Deferred revenue	(28,101)	8,443
Deferred rent	(131)	347
Net cash used in operating activities	(23,795)	(39,781)
Investing activities:
Purchase of equipment	(776)	(1,172)
Proceeds from the maturities of available for sale securities	180,091	97,868
Proceeds from sales of available for sale securities	13,000	—
Purchase of available for sale securities	(172,438)	(265,648)
Net cash provided by (used in) investing activities	19,877	(168,952)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	95,453	109,541
Proceeds from the sale of stock under employee stock purchase plan	482	352
Proceeds from the exercise of stock options	555	1,108
Payments on capital lease obligations	(13)	(4)
Net cash provided by financing activities	96,477	110,997
Increase (decrease) in cash, cash equivalents, and restricted cash	92,559	(97,736)
Cash, cash equivalents, and restricted cash at beginning of the period	71,437	188,616
Cash, cash equivalents, and restricted cash at end of the period	$163,996	$90,880

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

The Company believes that its existing cash, cash equivalents, and available for sale securities of approximately $390.1 million at September 30, 2018, together with the committed funding from its collaboration partners, will be sufficient to allow the Company to fund its current operating plan through the first quarter of 2020 and, as a result, through at least twelve months from the filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018. There can be no assurance, however, that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company. The Company will require additional capital for the further development of its existing product candidates and will need to raise additional funds to pursue development activities related to additional product candidates; however, there can be no assurances that additional funding will be available on terms acceptable to the Company, or at all. If and until the Company can generate a sufficient amount of revenue from its products, it expects to finance future cash needs through public or private equity or debt offerings, payments from its collaborators, strategic transactions, or a combination of these approaches.

On June 28, 2018, the Company entered into an Agreement and Plan of Merger, which was amended on October 1, 2018, or the Merger Agreement, with Keryx Biopharmaceuticals, Inc., or Keryx, and Alpha Therapeutics Merger Sub, Inc., a direct, wholly owned subsidiary of the Company, or the Merger Sub., pursuant to which the Merger Sub shall be merged with and into Keryx, with Keryx surviving as a wholly owned subsidiary of the Company, subject to the satisfaction or waiver of the conditions specified in the Merger Agreement, or the Merger.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock of Keryx issued and outstanding immediately prior to the effective time of the Merger will be cancelled and converted into the right to receive 0.37433, or the Exchange Multiplier, fully paid and non-assessable shares of common stock of the Company. The Merger Agreement also provides that at the effective time of the Merger, each share of Keryx common stock that is subject to an outstanding Keryx restricted stock award issued under a Keryx equity plan, or Keryx Restricted Shares, other than those Keryx Restricted Shares that accelerate or lapse as a result of the completion of the Merger, will convert into restricted stock unit awards, or RSUs, of the Company, the number of which will be adjusted in accordance with the Exchange Multiplier, and in accordance with the terms of the Merger Agreement. In addition, each outstanding and unexercised option to acquire Keryx common stock granted under the Keryx equity plan will be converted into an option to acquire shares of the Company’s common stock, with the number of shares and exercise price adjusted by the Exchange Multiplier, in accordance with the terms of the Merger Agreement. The foregoing exchange is expected to result in implied equity ownership in the combined company of 49.4 percent for the Company shareholders and 50.6 percent for Keryx shareholders on a fully-diluted basis, calculated based on the companies’ fully diluted market capitalizations as of the date of signing of the Merger Agreement and also taking into account the 4,000,000 additional shares of Keryx common stock that are expected to be issued to Keryx’s significant shareholder, Baupost Group Securities, L.L.C., or Baupost, prior to consummation of the Merger, as described below.

The Merger is expected to be completed by the end of 2018 and is subject to the satisfaction of customary closing conditions including, among other things, (i) approval by the affirmative vote of the holders of a majority of the votes cast affirmatively or negatively, at the Company’s shareholders’ meeting in favor of the issuance of Company common stock in connection with the Merger, (ii) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of Keryx common stock entitled to vote thereon and (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which waiting period was terminated by the Federal Trade Commission on August 21, 2018. The Company’s obligation to consummate the Merger is also subject to the conversion of Keryx’s Zero Coupon Convertible Senior Notes due 2021, or Senior Notes, pursuant to the terms of the Notes Conversion Agreement entered into by the Company, Keryx and Baupost. The Merger Agreement provides for certain termination rights for both the Company and Keryx. Upon termination of the Merger under certain specified circumstances, the Company or Keryx may be required to pay the other party a termination fee of $22.0 million.

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

Simultaneously with the execution of the Merger Agreement, the Company entered into a Voting Agreement with Baupost and the Notes Conversion Agreement with Baupost and Keryx. Pursuant to the Voting Agreement, Baupost agreed, among other things, to vote its shares in favor of the adoption of the Merger Agreement and against any alternative proposal and against approval of any proposal made in opposition to, in competition with, or inconsistent with, the Merger Agreement or the Merger or any other transactions contemplated by the Merger Agreement. Pursuant to the Notes Conversion Agreement, Baupost agreed to convert Keryx’s Senior Notes into 35,582,335 shares of Keryx common stock in accordance with the terms of the governing indenture immediately prior to the effective time of the Merger, conditioned upon the issuance to Baupost of an additional 4,000,000 shares of Keryx common stock. The Notes Conversion Agreement provides that the Company will execute a registration rights agreement with Baupost, to provide customary registration rights for any shares of Company common stock held by Baupost if and when the Merger is consummated.

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

In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Certain amounts in the prior period financial statements have been revised to conform to the presentation of the current period financial statements. See “New Accounting Pronouncements – Recently Adopted” below for a discussion of certain revisions to prior period financial statements made in connection with the Company’s adoption of new revenue recognition guidance retroactive to January 1, 2016. Otherwise, these reclassifications had no significant effects on the previously reported net loss. Interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any other future period.

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

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2017 Annual Report on Form 10-K and are updated below as necessary.

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

With respect to the collaboration agreements with Otsuka Pharmaceutical Co. Ltd., or Otsuka, and Mitsubishi Tanabe Pharma Corporation, or MTPC, the Company concluded that there was no impact to revenue for the three and nine months ended September 30, 2017 after the adoption of ASC 606. As a result, there is no change to the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017.

The changes shown in the table below relate to the Company’s collaboration agreement with MTPC and the impact of when milestone payments can be recognized under the new standard as well as the period over which this revenue is recognized. Under ASC 605-28, Revenue Recognition-Milestone Method, the Company evaluates at contract inception whether each milestone is substantive. Substantive milestones are recognized as revenue in their entirety upon achievement, assuming all other revenue recognition criteria are met. Therefore, a $4.0 million MTPC development milestone, which was deemed to be substantive, would have been recognized in its entirety in the first quarter of 2018, when the milestone event occurred. Under ASC 606, these substantive milestone payments would be classified as variable consideration and included in the allocable transaction price over the remaining period of performance when it is probable that a significant reversal in the cumulative amount of revenue recognized would not occur. Under ASC 606, this resulted in the $4.0 million MTPC development milestone being included in the allocable consideration, of which $3.2 million was recognized as revenue in 2017 under the proportional performance method utilized for revenue recognition of the MTPC allocable consideration. For further discussion of the adoption of this standard, see Note 3.

	December 31, 2017 (in thousands)
	As revised under ASC 606	As originally reported under ASC 605	Effect of change
Short-term deferred revenue	$81,667	$84,910	$(3,243)
Accumulated deficit	$(370,807)	$(374,050)	$3,243

In October 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally describes as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, using a retrospective transition method to each period presented, with early adoption permitted. The ASU requires the application of a retrospective transition method to each period presented. The Company elected to adopt this ASU effective January 1, 2018. The adoption of this guidance resulted in the relocation of $1.3 million in restricted cash from cash used in operating activities to cash, cash equivalents, and restricted cash at the beginning of the period in the unaudited condensed consolidated statement of cash flows for each of the nine months ended September 30, 2018 and 2017.

New Accounting Pronouncements – Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires entities to recognize right-of-use assets and lease liabilities for leases with lease terms of more than 12 months on their balance sheets and provide enhanced disclosures. In July 2018, the FASB issued additional ASUs related to Topic 842, or ASC 842, that clarified various aspects of the new lease guidance, including how to record certain transition adjustments, as well as other improvements and practical expedients. ASC 842 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities; however, the Company has elected to not early adopt. ASC 842 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures; however, it expects the adoption of this new guidance will result in the Company recording additional assets and corresponding liabilities on its consolidated balance sheets. The Company plans to adopt ASC 842 using the modified retrospective approach with the cumulative effect of adoption recognized to retained earnings on January 1, 2019.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available-for-sale securities with original maturities of three months or less at the time of purchase. At September 30, 2018, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Restricted cash is included in “other assets” in the unaudited condensed consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that sum to the total of the amounts reported in the unaudited condensed consolidated statement of cash flows (in thousands):

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$162,430	$89,599
Other assets	1,566	1,281
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$163,996	$90,880

Restricted cash represents amounts required for security deposits under our office and lab space lease agreement.

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available for sale which are included in current assets as they are intended to fund current operations. The Company carries available for sale securities at fair value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business. Based on these considerations, the Company did not identify any other-than-temporary unrealized losses at September 30, 2018. Unrealized losses on available for sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income” within the consolidated statements of operations and comprehensive loss. The Company also includes in net investment income, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method and includes interest and dividends on securities in interest income.

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

Collaborative Arrangements

The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. The Company considers the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between the Company and its collaborative partner and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. The Company recognizes its allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the U.S. collaboration with Otsuka as a component of the related expense in the period incurred. During the three months ended September 30, 2018, the Company incurred approximately $0.2 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, as defined below in Note 3, of which approximately $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended September 30, 2018. During the three months ended September 30, 2018, Otsuka incurred approximately $0.5 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.1 million are reimbursable by the Company and recorded as an increase to research and development expense during the three months ended September 30, 2018. To the extent product revenue is generated from the collaboration, the Company will recognize its share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.

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

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, stock options, warrants, restricted stock and RSUs are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented. Diluted net income per share is calculated by dividing the net income by the weighted-average shares outstanding for the period, including any dilutive effect from outstanding options, warrants, restricted stock and RSUs using the treasury stock method.

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

The following is the summary of property and equipment and related accumulated depreciation as of September 30, 2018 and December 31, 2017.

	Useful Life	September 30, 2018	December 31, 2017
		(in thousands)
Computer equipment and software	3	$914	$630
Furniture and fixtures	5	845	800
Equipment	7	1,011	628
Leasehold improvements	Shorter of the useful life or remaining lease term (10 years)	2,621	2,582
Office equipment under capital lease	3	114	36
		5,505	4,676
Less accumulated depreciation		(1,697)	(1,059)
Net property and equipment		$3,808	$3,617

Depreciation expense, including expense associated with assets under capital leases, was approximately $0.2 million for each of the three months ended September 30, 2018 and 2017, and approximately $0.6 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively.

3. Strategic Collaborations and Other Significant Agreements

The Company recognized $53.2 million and $41.3 million in collaboration revenue for the three months ended September 30, 2018 and 2017, respectively, and approximately $147.9 million and $90.7 million for the nine months ended September 30, 2018 and 2017, respectively. The $53.2 million in collaboration revenue for the three months ended September 30, 2018 included $53.1 million of the transaction price for the Company’s collaboration agreements with Otsuka (discussed below), all of which are recognized based on a proportional performance method, and approximately $25,000 for other services related to clinical and regulatory related activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement.  The $147.9 million in collaboration revenue for the nine months ended September 30, 2018 included $147.5 million of the transaction price for the MTPC Agreement and the Company’s collaboration agreements with Otsuka and $0.3 million for other services related to clinical and regulatory related activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement.

During the three and nine months ended September 30, 2018 and 2017, the Company recognized the following revenues from its strategic collaboration agreements and had the following deferred revenue balances as of September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Collaboration Revenue:	(in thousands)		(in thousands)
MTPC Agreement	$—	$—	$9,281	$—
Otsuka U.S. Agreement	29,030	22,519	75,086	60,001
Otsuka International Agreement	24,114	18,764	63,176	30,667
Total Proportional Performance Revenue	$53,144	$41,283	$147,543	$90,668
MTPC Stability Studies	25	—	349	—
Total Collaboration Revenue	$53,169	$41,283	$147,892	$90,668

	September 30, 2018
	Short-Term	Long-Term	Total
Deferred Revenue:	(in thousands)
MTPC Agreement	$—	$—	$—
Otsuka U.S. Agreement	41,152	43,669	84,821
Otsuka International Agreement	28,947	33,076	62,023
Vifor Agreement	—	4,679	4,679
Total	$70,099	$81,424	$151,523

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended September 30, 2018 and 2017 (in thousands):

Nine Months Ended September 30, 2018	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Other current assets	$—	$531	$(531)	$—
Accounts receivable(1)	$34,186	$120,283	$(153,938)	$531
Contract liabilities
Deferred revenue	$179,624	$119,442	$(147,543)	$151,523
Accounts payable	$—	$4,427	$(1,040)	$3,387

Nine Months Ended September 30, 2017
Contract assets - Accounts receivable	$33,823	$9,138	$(42,961)	$—
Contract liabilities - Deferred revenue	$197,289	$99,111	$(90,668)	$205,732

(1)

Excludes accounts receivable from other services related to clinical and regulatory activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement. These receivables represented approximately $157,000 and $30,000 of accounts receivables in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2018 and the audited consolidated balance sheet as of December 31, 2017, respectively.

During the three and nine months ended September 30, 2018 and 2017, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Recognized in the Period from:	2018	2017	2018	2017
Amounts included in deferred revenue at the beginning of the period	$53,144	$41,026	$110,974	$60,001
Performance obligations satisfied in previous periods	$—	$—	$6,813	$—

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

The Company completed its Phase 2 study of vadadustat in non-dialysis dependent, or NDD, Japanese patients in Japan and reported top-line data in the third quarter of 2017. The Company also announced top-line data on its Phase 2 study of vadadustat in dialysis dependent, or DD, Japanese patients in Japan in the first quarter of 2018. The costs of these Phase 2 studies are reimbursable by MTPC. MTPC is obligated to reimburse the Company for costs to complete the Phase 2 studies in excess of the $20.0 million advance payment. The Company incurred approximately $20.5 million in Phase 2 costs through June 30, 2018 and did not incur any additional costs subsequent to June 30, 2018 as the studies have been completed. As a result, MTPC is required to reimburse the Company an additional approximately $0.5 million related to the two Phase 2 studies.

MTPC has sole responsibility for the commercialization of vadadustat in the MTPC Territory as well as for Medical Affairs (as defined in the MTPC Agreement) in the MTPC Territory. Akebia is responsible for manufacturing and supplying vadadustat for clinical use in the MTPC Territory. Akebia will enter into a supply agreement with MTPC for the commercial supply of vadadustat prior to commercial launch.

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

The Company has identified two performance obligations in connection with its material promises under the MTPC Agreement. Factors considered in making the assessment of which material promises will be accounted for as separate performance obligations included, among other things, the capabilities of the collaboration partner, whether any other vendor sells the item separately, whether the good or service is highly interdependent or highly interrelated to the other elements in the arrangement, and whether there are other vendors that can provide the items. Additionally, the MTPC Agreement does not include a general right of return. The two performance obligations identified in connection with the Company’s obligations under the MTPC Agreement are as follows:

(i)	License, Research and Clinical Supply Performance Obligation

The License Deliverable does not have standalone functionality from the Clinical Supply Deliverable. More specifically, the license delivered to MTPC does not provide the right to manufacture vadadustat. MTPC therefore, is prohibited from manufacturing any licensed product during clinical trials. Accordingly, MTPC must obtain the clinical trial products from the Company, which significantly limits the ability for MTPC to use the license for their intended use in a way that generates economic benefits.

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

No amounts were allocated to the Rights to Know How Performance Obligation because the associated best estimate of standalone selling price was determined to be immaterial therefore the arrangement consideration will be allocated to the License, Research and Clinical Supply Performance Obligation.

As of September 30, 2018, the transaction price is comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, and (iv) $10.0 million in development milestones received, comprised of a $6.0 million and a $4.0 million development milestone. All development milestones have been reached and no regulatory milestones have been assessed as probable of being reached as of September 30, 2018. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method using the Company’s delivery of clinical supply of vadadustat to MTPC for the Phase 3 study as the basis. The Company recognized no revenue during the three months ended September 30, 2018, with respect to the MTPC Agreement as all deliverables were completed in the second quarter of 2018, and approximately $9.3 million during the nine months ended September 30, 2018. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. No revenues were recognized for the three and nine months ended September 30, 2017 with respect to the MTPC Agreement. As of September 30, 2018, there is no deferred revenue, approximately $0.5 million in accounts receivable, all of which is in unbilled accounts receivable.

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

Pursuant to the terms of the Otsuka U.S. Agreement, the Company is responsible for performing all activities related to the development of vadadustat as outlined in the current global development plan. The current global development plan encompasses all activities with respect to the ongoing PRO2TECT and INNO2VATE clinical programs through the filing for marketing approval, as well as certain other studies. Under the Otsuka U.S. Agreement, subject to the terms of the Otsuka Funding Option, as described below, the Company controls and retains final decision‑making authority with respect to the development of vadadustat. The Company’s obligations related to the conduct of the current global development plan include the associated manufacturing and supply services for vadadustat.

Under the Otsuka U.S. Agreement, the parties jointly conduct, and have equal responsibility for, all medical affairs, commercialization and non-promotional activities pursuant to underlying plans as agreed to by the parties. If approved by the FDA, the Company will provide vadadustat to Otsuka for commercialization pursuant to a separate supply agreement to be negotiated.

The activities under the Otsuka U.S. Agreement are governed by a joint steering committee, or JSC, formed by an equal number of representatives from the Company and Otsuka. The JSC coordinates and monitors the parties’ activities under the collaboration. Among other responsibilities, the JSC manages the overall strategic alignment between the parties, oversees the current global development plan and reviews other detailed plans setting forth the parties’ activities under the arrangement, including the medical affairs plan and commercialization and non-promotional activities plan. Additionally, the parties established a joint development committee, or JDC, which is comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JDC shares information related to, and reviews and discusses activities and progress under, the current global development plan and any other development that may be conducted pursuant to the collaboration. The Company and Otsuka also established a joint manufacturing committee, or JMC, which is comprised of an equal number of representatives from each of the parties. Among other responsibilities, the JMC oversees the manufacturing plan and related manufacturing activities. In support of the potential commercialization of vadadustat, the parties established a joint commercialization committee, or JCC, which is comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JCC oversees the activities and progress under the commercialization and non-promotional activities plan and all other sales and marketing activities. Subject to the terms of the Otsuka Funding Option, as described below, the Company has retained final decision‑making authority with respect to all development matters, U.S. pricing strategy and certain other key commercialization matters.

Under the terms of the Otsuka U.S. Agreement, the Company received a $125.0 million up-front, non-refundable, non-creditable cash payment in December 2016. In March 2017, the Company received a payment of approximately $33.8 million, which represents reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan through December 31, 2016. Commencing in the third quarter of 2017, whereupon the Company had incurred a specified amount of incremental costs, Otsuka began to contribute, as required by the Otsuka U.S. Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to December 31, 2016 will total $167.5 million or more, depending on the actual costs incurred toward the current global development plan. The costs associated with the performance of any development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism to be determined by the parties. Costs incurred with respect to medical affairs and commercialization and non-promotional activities will generally be shared equally by the parties. In addition, if the costs incurred in completing the activities under the current global development plan exceed a certain threshold, or the Cost Threshold, then the Company may elect to require Otsuka to increase the aggregate percentage of current global development costs it funds under the Otsuka U.S. Agreement and the Otsuka International Agreement, as defined below, from 52.5% to 80%, or the Otsuka Funding Option. In such event, the excess of the payments made under such election and Otsuka’s allocated share of the current global development costs is fully creditable against future payments due to the Company under the arrangement, provided that future payments due to the Company may not be reduced by more than 50% in any calendar year and any remaining creditable amount above 50% in any calendar year will be applied to subsequent future payments until fully credited. In addition, decisions regarding certain development matters will be made jointly by the Company and Otsuka in accordance with the procedures set forth in the Otsuka U.S. Agreement. In September 2018, the Company exercised the Otsuka Funding Option, which will be effective when the Cost Threshold is exceeded. The Company estimates that the Cost Threshold will be exceeded in the second quarter of 2019.

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

Unless earlier terminated, the Otsuka U.S. Agreement will expire in the U.S. on a product-by-product basis on the date that one or more generic versions of vadadustat first achieves 90% market penetration. Either party may terminate the Otsuka U.S. Agreement in its entirety upon an uncured breach or insolvency on the part of the other party. Otsuka may terminate the Otsuka U.S. Agreement in its entirety upon 12 months’ prior written notice at any time after the release of the first topline data from the global Phase 3 development program for vadadustat. In the event of termination of the Otsuka U.S. Agreement, all rights and licensees granted to Otsuka under the Otsuka U.S. Agreement will automatically terminate and the licenses granted to the Company will become freely sublicensable. In addition, the upfront payment, all development costs and milestone payments received by the Company prior to such termination will not be refunded to Otsuka.

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

The License Deliverable does not have standalone functionality from the Development Services Deliverable, due to the limitations inherent in the license conveyed. More specifically, the license conveyed to Otsuka does not provide Otsuka with the right to manufacture vadadustat and products containing or comprising vadadustat. However, the manufacturing and supply services that are conducted as part of the services to be performed pursuant to the current global development plan are necessary for Otsuka to fully exploit the associated license for its intended purpose. The value of the rights provided through the license conveyed will be realized when the underlying products covered by the intellectual property progress through the development cycle, receive regulatory approval and are commercialized. Products containing or comprising vadadustat cannot be commercialized until the development services under the current global development plan are completed. Accordingly, Otsuka must obtain the manufacturing and supply of the associated products that are included within the development services to be performed pursuant to the current global development plan from the Company in order to derive benefit from the license, which significantly limits the ability for Otsuka to utilize the License Deliverable for its intended purpose in a way that generates economic benefits.

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

As of September 30, 2018, the transaction price totaling $326.3 million is comprised of: (i) the up-front payment of $125.0 million, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016 of $33.8 million, and (iii) the estimate of the cost share payments to be received of approximately $167.5 million with respect to amounts incurred by the Company subsequent to December 31, 2016. As of September 30, 2018, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.

During the three months ended September 30, 2018 and 2017, the Company recognized revenue totaling approximately $29.0 million and $22.5 million, respectively, and $75.1 million and $60.0 million during the nine months ended September 30, 2018 and 2017, respectively, with respect to the Otsuka U.S. Agreement. The revenue is classified as collaboration revenue in the accompanying condensed consolidated statements of operations. As of September 30, 2018, there is approximately $84.8 million of deferred revenue related to the Otsuka U.S. Agreement of which $41.1 million is classified as current and $43.7 million is classified as long-term in the accompanying condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of September 30, 2018, there is approximately $1.9 million in contract liabilities (included in accounts payable) in the accompanying unaudited condensed consolidated balance sheet.

The Company determined that the medical affairs, commercialization and non-promotional activities elements of the Otsuka U.S. Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, the Company is accounting for the joint medical affairs, commercialization and non-promotional activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the Company has determined that in the context of the medical affairs, commercialization and non-promotional activities, Otsuka does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, the activities conducted pursuant to the medical affairs, commercialization and non-promotional activities plans will be accounted for as a component of the related expense in the period incurred. During the three months ended September 30, 2018, the Company incurred approximately $0.2 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement of which approximately $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended September 30, 2018. During the three months ended September 30, 2018, Otsuka incurred approximately $0.5 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.1 million are reimbursable by the Company and recorded as an increase to research and development expense during the three months ended September 30, 2018.

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

The activities under the Otsuka International Agreement are governed by a JSC formed by an equal number of representatives from the Company and Otsuka. The JSC coordinates and monitors the parties’ activities under the collaboration. Among other responsibilities, the JSC manages the overall strategic alignment between the parties, oversees the current global development plan and reviews other detailed plans setting forth any other development activities that may be conducted under the arrangement. Additionally, the parties established a JDC, which is comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JDC shares information related to, and reviews and discusses activities and progress under, the current global development plan and any other development that may be conducted pursuant to the collaboration. The Company and Otsuka also established a JMC, which is comprised of an equal number of representatives from each of the parties. Among other responsibilities, the JMC oversees the manufacturing plan and related manufacturing activities. In support of the potential commercialization of vadadustat, the parties established a JCC, which is comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JCC manages the activities and progress under the commercialization and non-promotional activities plan and all other sales and marketing activities. Subject to the terms of the Otsuka Funding Option described above, the Company has retained final decision‑making authority with respect to all development matters, other than decisions related to certain development matters specific to the Otsuka International Territory. Otsuka has retained final decision‑making authority with respect to all commercialization matters, other than decisions related to certain marketing matters.

Under the terms of the Otsuka International Agreement, the Company received a $73.0 million up-front, non-refundable, non-creditable cash payment. The Company also received a payment of approximately $0.2 million which represents reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan in excess of a specified threshold during the quarter ended March 31, 2017. Commencing in the second quarter of 2017, Otsuka began to contribute, as required by the Otsuka International Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to March 31, 2017 will total roughly $176.1 million or more, depending on the actual current global development plan costs incurred. The costs associated with the performance of any mutually agreed upon development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism to be determined by the parties. Otsuka may elect to conduct additional studies of vadadustat in the EU, subject to the Company’s right to delay such studies based on its objectives outside the Otsuka International Territory. Otsuka will pay a percentage of the costs of any such studies, and the Company will pay its portion of the costs in the form of a credit against future amounts due to the Company under the Otsuka International Agreement. The costs incurred related to any other development activities, which are pursued solely for obtaining or maintaining marketing approval in the Otsuka International Territory or otherwise performed solely with respect to the Otsuka International Territory that are incremental to the development activities included in the current global development plan, will be borne in their entirety by Otsuka. Otsuka will pay costs incurred with respect to medical affairs and commercialization activities in the Otsuka International Territory.

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

As of September 30, 2018, the transaction price totaling $249.3 million is comprised of: (i) the up-front payment of $73.0 million, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017 of $0.2 million, and (iii) an estimate of the cost share payments to be received with respect to amounts incurred by the Company subsequent to March 31, 2017 of $176.1 million. As of September 30, 2018, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.

During the three months ended September 30, 2018 and 2017, the Company recognized revenue totaling approximately $24.1 million and $18.8 million, respectively, and $63.2 million and $30.7 million during the nine months ended September 30, 2018 and 2017, respectively, with respect to the Otsuka International Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2018, there is approximately $62.0 million of deferred revenue related to the Otsuka International Agreement of which $28.9 million is classified as current and $33.1 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of September 30, 2018, there is approximately $1.5 million in contract liabilities (included in accounts payable) in the accompanying unaudited condensed consolidated balance sheet.

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

Investment Agreement

In connection with the Vifor Agreement, in May 2017, the Company and Vifor Pharma entered into an investment agreement, or the Investment Agreement, pursuant to which the Company sold an aggregate of 3,571,429 shares of the Company’s common stock, or the Shares, to Vifor Pharma at a price per share of $14.00 for a total of $50.0 million.  The amount representing the premium over the closing stock price of $12.69 on the date of the transaction, totaling $4.7 million, was determined by the Company to represent consideration related to the Vifor Agreement. As the parties’ rights under the Vifor Agreement are conditioned upon (a) the approval of vadadustat for DD-CKD patients by the FDA; (b) inclusion of vadadustat in a bundled reimbursement model; and (c) payment by Vifor Pharma of a $20.0 million milestone upon the occurrence of these two events, in accordance with ASC 606, the Company has determined that the full transaction price is fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including clinical and regulatory risks that must be overcome in order for the parties’ rights to become effective and the probability of the $20.0 million milestone being achieved. Accordingly, the $4.7 million continues to be recorded as deferred revenue in the accompanying unaudited condensed consolidated balance sheets. Upon the satisfaction of the aforementioned conditions, revenue will be recognized as the Company supplies vadadustat to Vifor Pharma using a proportional performance method.

Vifor Pharma has agreed to a lock-up restriction such that it agrees not to sell the Shares for a period of time following the effective date of the Investment Agreement as well as a customary standstill agreement. In addition, the Investment Agreement contains voting agreements made by Vifor Pharma with respect to the Shares. The Shares have not been registered pursuant to the Securities Act, and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

4. Available For Sale Securities

Available for sale securities at September 30, 2018 and December 31, 2017 consist of the following:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2018
Cash and cash equivalents	$162,430	$—	$—	$162,430
Available for sale securities:
Certificates of deposit	$445	$—	$—	$445
U.S. government debt securities	177,181	—	(363)	176,818
Corporate debt securities	50,497	—	(46)	50,451
Total available for sale securities	$228,123	$—	$(409)	$227,714
Total cash, cash equivalents, and available for sale securities	$390,553	$—	$(409)	$390,144

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2017
Cash and cash equivalents	$70,156	$—	$—	$70,156
Available for sale securities:
Certificates of deposit	$14,117	$—	$—	$14,117
U.S. government debt securities	175,155	—	(352)	174,803
Corporate debt securities	58,806	—	(90)	58,716
Total available for sale securities	$248,078	$—	$(442)	$247,636
Total cash, cash equivalents, and available for sale securities	$318,234	$—	$(442)	$317,792

The estimated fair value of the Company’s available for sale securities balance at September 30, 2018, by contractual maturity, is as follows:

Due in one year or less	$212,725
Due after one year	14,989
Total available for sale securities	$227,714

There were no realized gains or losses on available for sale securities for the nine months ended September 30, 2018 and 2017. The following table summarizes the Company’s available for sale securities that were in a continuous unrealized loss position, but were not deemed to be other-than temporarily impaired, as of September 30, 2018 and December 31, 2017:

	Unrealized Loss for Less Than 12 Months		Unrealized Loss for 12 Months or More		Total
	Gross		Gross		Gross
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(in thousands)
September 30, 2018
Available for sale securities:
U.S. government debt securities	$(342)	$158,845	$(21)	$14,981	$(363)	$173,826
Corporate debt securities	(38)	42,009	(8)	7,470	(46)	49,479
Total	$(380)	$200,854	$(29)	$22,451	$(409)	$223,305

	Unrealized Loss for Less Than 12 Months		Unrealized Loss for 12 Months or More		Total
	Gross		Gross		Gross
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(in thousands)
December 31, 2017
Available for sale securities:
U.S. government debt securities	$(343)	$170,812	$(9)	$3,991	$(352)	$174,803
Corporate debt securities	(90)	58,716	—	—	(90)	58,716
Total	$(433)	$229,528	$(9)	$3,991	$(442)	$233,519

There were 49 securities and 60 securities as of September 30, 2018 and December 31, 2017, respectively, that were in an unrealized loss position. The Company considered the decline in the market value of these securities to be primarily attributable to current economic conditions. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. As of September 30, 2018, the Company does not intend to sell these securities and it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity. As a result, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2018.

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

Assets measured or disclosed at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2018
Assets:
Cash and cash equivalents	$162,430	$—	$—	$162,430
Certificates of deposit	—	445	—	445
U.S. government debt securities	—	176,818	—	176,818
Corporate debt securities	—	50,451	—	50,451
	$162,430	$227,714	$—	$390,144

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2017
Assets:
Cash and cash equivalents	$70,156	$—	$—	$70,156
Certificates of deposit	—	14,117	—	14,117
U.S. government debt securities	—	174,803	—	174,803
Corporate debt securities	—	58,716	—	58,716
	$70,156	$247,636	$—	$317,792

The Company’s corporate debt securities are all investment grade.

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2018 and December 31, 2017.

Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would result in material changes in the fair value of investments.

6. Accrued Expenses

Accrued expenses as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Accrued clinical expenses	$80,315	$43,297
Accrued bonus	3,481	3,388
Merger costs	2,084	—
Professional fees	1,537	808
Accrued vacation	858	797
Accrued payroll	398	795
Accrued severance	40	—
Income tax payable	—	987
Accrued other	5,903	2,369
Total accrued expenses	$94,616	$52,441

7. Warrant

In connection with the Janssen Agreement, in February 2017 the Company issued a warrant to purchase 509,611 shares of the Company’s common stock at an exercise price of $9.81 per share. The warrant was fully vested upon issuance and is exercisable in whole or in part, at any time prior to the fifth anniversary of the date of issuance. The warrant satisfied the equity classification criteria of ASC 815, and is therefore classified as an equity instrument. The fair value at issuance of $3.4 million was calculated using the Black Scholes option pricing model and was charged to research and development expense as it represented consideration for a license for which the underlying intellectual property was deemed to have no alternative future use. As of September 30, 2018, the warrant remains outstanding and expires on February 9, 2022.

8. Stockholders’ Equity

Authorized and Outstanding Capital Stock

As of September 30, 2018, the authorized capital stock of the Company included 175,000,000 shares of common stock, par value $0.00001 per share, of which 57,046,563 and 47,612,619 shares are issued and outstanding at September 30, 2018 and December 31, 2017, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which 0 shares are issued and outstanding at September 30, 2018 and December 31, 2017.

At-the-Market Facility

In May 2016, the Company established an at-the-market, or ATM, equity offering program pursuant to which it was able to offer and sell up to $75.0 million of common stock at the then current market prices from time to time. In September 2016, the Company commenced sales under this program. Through December 31, 2017, the Company sold 1,080,908 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $12.1 million, of which 150,023 shares were sold in the nine months ended September 30, 2017 for net proceeds (after deducting commissions and other offering expenses) of approximately $1.6 million. Additionally, the Company sold 694,306 shares in the three months ended March 31, 2018 for net proceeds (after deducting commissions and other offering expenses) of approximately $10.5 million. The Company has not sold any additional shares under this program subsequent to March 31, 2018.

Equity Offering

In March 2018, the Company completed a follow-on public equity offering, whereby the Company sold 8,500,000 shares of common stock at a public offering price of $10.50 per share. The aggregate net proceeds received by the Company from the offering were approximately $84.8 million, net of underwriting discounts and commissions and estimated offering expenses payable by the Company.

Equity Plans

On February 28, 2014, the Company’s Board of Directors adopted its 2014 Incentive Plan, or the 2014 Plan, and its 2014 Employee Stock Purchase Plan, or the ESPP, which were subsequently approved by its stockholders and became effective upon the closing of the Company’s initial public offering on March 25, 2014. The 2014 Plan replaced the 2008 Equity Incentive Plan, as amended, the 2008 Plan; however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. In May 2016 the Company’s Board of Directors approved an inducement award program that was separate from the Company’s equity plans and which, consistent with Nasdaq Listing Rule 5635(c)(4), did not require shareholder approval, the Inducement Award Program. For 2018, the Company authorized the issuance of up to 750,000 shares for the purpose of granting options to purchase shares of the Company’s common stock to new hires under the Inducement Award Program, of which 255,550 options to purchase shares were granted during the nine months ended September 30, 2018 and 249,550 options to purchase shares remain outstanding as of September 30, 2018.

The 2014 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, RSUs, performance awards and other awards convertible into or otherwise based on shares of our common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1st of each calendar year, by an amount equal to three percent (3%) of the number of shares of the Company’s common stock outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31st, or the 2014 Plan Evergreen Provision. The Company’s Board of Directors may act prior to January 1st of any year to provide that there will be no automatic increase in the number of shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). During the nine months ended September 30, 2018, the Company granted 522,200 stock options to employees under the 2014 Plan, 255,550 stock options to employees under the Inducement Award Program, 372,250 RSUs to employees under the 2014 Plan, and 112,500 stock options to directors under the 2014 Plan.

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

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	September 30, 2018	December 31, 2017
Common stock options and RSUs outstanding (1)	4,851,790	4,388,752
Shares available for issuance under the 2014 Plan (2)	3,347,957	1,790,600
Warrant to purchase common stock	509,611	509,611
Shares available for issuance under the ESPP (3)	603,522	652,290
Total	9,312,880	7,341,253

(1)	Includes awards granted under the 2014 Plan and the Inducement Award Program.
(2)

On January 1, 2018, January 1, 2017 and January 1, 2016, the shares of common stock reserved for future grants under the 2014 Plan increased by 1,575,329, 1,265,863 and 986,800 shares, respectively, pursuant to the 2014 Plan Evergreen Provision. Additionally, on December 19, 2017, the Company’s Board of Directors approved 750,000 shares for issuance in fiscal year 2018 under the Inducement Award Program.

(3)

On February 28, 2016, the shares reserved for future issuance under the ESPP increased by 273,404 shares pursuant to the ESPP Evergreen Provision. There were no increases in the shares reserved for future issuance subsequent to this period as the maximum aggregate number of shares available for purchase had reached its cap of 739,611.

Stock-Based Compensation

Stock Options

On February 28, 2018, as part of the Company’s annual grant of equity, the Company issued 522,200 stock options to employees. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. Options granted by the Company vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning on the first day of each calendar quarter after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options generally expire ten years after the date of grant. The Company recorded approximately $1.5 million and $1.6 million of stock-based compensation expense related to stock options during the three months ended September 30, 2018 and 2017, respectively, and approximately $5.1 million and $4.9 million during the nine months ended September 30, 2018 and 2017, respectively.

Restricted Stock

On December 23, 2013, the Company issued 450,224 shares of restricted stock to employees and 79,067 shares of restricted stock to non-employees at a grant date fair value of $7.42 per share.  The aggregate grant date fair value for the shares of restricted stock issued on December 23, 2013 totaled approximately $3.9 million. The Company records stock-based compensation expense for restricted stock awards based on the grant date fair value for employees and the reporting date and upon vesting fair value for non-employees. The fair value of the award is considered the intrinsic value as of each measurement date. Compensation expense related to the restricted stock awards was being recognized over the associated requisite service period. The Company recorded approximately $0.1 million and $0.2 million of stock-based compensation expense related to restricted stock during the three and nine months ended September 30, 2017, respectively. Restricted shares were fully vested as of December 31, 2017 and there were no additional grants of restricted stock during the nine months ended September 30, 2018, as such, there was no stock-based compensation expense related to restricted stock during the three and nine months ended September 30, 2018.

Restricted Stock Units

On February 28, 2018, as part of the Company’s annual grant of equity, the Company issued 367,250 RSUs to employees. In addition, the Company occasionally issues RSUs not in connection with the annual grant process to employees. 100% of each RSU grant vests on either the first or the third anniversary of the grant date, subject, in each case, to the individual’s continued service through the applicable vesting date. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized on a straight-line basis over the vesting period. The Company recorded approximately $0.7 million and $0.4 million of stock-based compensation expense related to the RSUs during the three months ended September 30, 2018 and 2017, respectively, and approximately $1.8 million and $1.5 million during the nine months ended September 30, 2018 and 2017, respectively.

Employee Stock Purchase Plan

The Company issued 48,768 shares during the nine months ended September 30, 2018. The Company recorded approximately $52,000 and $47,000 of stock-based compensation expense related to the ESPP during the three months ended September 30, 2018 and 2017, respectively, and approximately $0.2 million and $0.1 million during the nine months ended September 30, 2018 and 2017, respectively.

Stock-Based Compensation Expense Summary

The Company has classified its stock-based compensation expense related to share-based awards as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)		(in thousands)
Research and development	$647	$569	$2,090	$5,741	(1)
General and administrative	1,605	1,584	4,888	4,346
Total	$2,252	$2,153	$6,978	$10,087

(1)	This amount includes $3.4 million of fair value related to the warrant issued to Janssen.

Compensation expense by type of award:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)		(in thousands)
Stock options	$1,458	$1,606	$5,074	$4,927
Restricted stock	—	93	—	158
Restricted stock units	742	407	1,751	1,458
Employee stock purchase plan	52	47	153	131
Warrant	—	—	—	3,413
Total	$2,252	$2,153	$6,978	$10,087

9. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three and nine months ended September 30, 2018 and 2017. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

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

For the year ended December 31, 2017, the Company had taxable income primarily due to timing differences.  The income was fully offset with available net operating losses, NOLs, for regular federal and state tax purposes. The Company did have a tax liability for Alternative Minimum Tax in 2017 of approximately $0.8 million; however, due to tax reform, the amount is fully refundable through 2021, and thus the net result is that the Company generated an income tax receivable of approximately $0.8 million rather than a tax expense for the year ended December 31, 2017. During the second quarter of 2018, the Company paid the $0.8 million tax liability, as such, the Company’s unaudited condensed consolidated balance sheet included a tax receivable of approximately $0.8 million, which is included in other assets, and no tax payable as of September 30, 2018.

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

In accordance with SAB 118, the Company has determined that its deferred tax asset value and associated valuation allowance reduction is a provisional amount and a reasonable estimate at December 31, 2017. The final impact may differ from this provisional amount due to, among other things, changes in interpretations and assumptions we have made thus far and the issuance of additional regulatory or other guidance. During the nine months ended September 30, 2018, we did not identify any additional adjustments necessary to the deferred tax asset value and associated valuation allowance recorded at December 31, 2017. We expect to complete the final impact within the measurement period.

10. Commitments and Contingencies

Leases

The Company leases approximately 65,167 square feet of office and lab space in Cambridge, Massachusetts under a lease which was most recently amended in April 2018, collectively the Lease. Under the Third Amendment to Lease, or the Third Amendment, executed in July 2016, total monthly lease payments under the initial base rent were approximately $242,000 and are subject to annual rent escalations. In addition to such annual rent escalations, base rent payments for a portion of said premises commenced on January 1, 2017 in the monthly amount of approximately $22,000. The Fourth Amendment to Lease, executed in May 2017, provided additional storage space to the Company and did not impact rent payments. In April 2018, the Company entered into a Fifth Amendment to Lease, or the Fifth Amendment, for an additional 19,805 square feet of office space on the 12th floor. Monthly lease payments for the existing 45,362 square feet of office and lab space, under the Third Amendment, remain unchanged. The new space leased by the Company was delivered in September 2018 and additional monthly lease payments of approximately $135,000 will commence in February 2019 and are subject to annual rent escalations, commencing in September 2019.

Committed landlord contributions included in the Lease totaled $3,289,170, including $1,142,010 in leasehold improvements not yet utilized. The landlord contributions are being accounted for as a deferred lease incentive and reduction in monthly rent expense over the term of the Lease. The term of the Lease with respect to the office space expires on September 11, 2026, with one five year extension option available. The term of the Lease with respect to the lab space expires on November 30, 2021, with an extension option for one additional period of two years. Under the Fifth Amendment, the total security deposit in connection with the Lease increased by $0.5 million from $1.3 million to $1.8 million. In May 2018, the security deposit was reduced by $0.2 million to $1.6 million, which remains in effect as of September 30, 2018 and is in the form of a letter of credit, all of which is included in other current assets in the Company’s condensed consolidated balance sheets as of September 30, 2018.

The Company recognizes rent expense for the space it currently occupies under the Lease and records a deferred lease obligation representing the cumulative difference between actual facility lease payments and lease expense recognized ratably over the lease period, which is included in the Company’s condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017.

At September 30, 2018, the Company’s future minimum payments required under this Lease are as follows:

Operating
Lease
(in thousands)
2018	$896
2019	5,122
2020	5,325
2021	5,355
2022	4,997
Thereafter	18,991
Total	$40,686

The Company recorded approximately $0.8 million in rent expense for each of the three months ended September 30, 2018 and 2017, respectively, and approximately $2.4 million for each of the nine months ended September 30, 2018 and 2017, respectively.

Other Third Party Contracts

Under the Company’s agreement with IQVIA, formerly known as Quintiles IMS, to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of September 30, 2018 were approximately $162.9 million. The estimated period of substantive performance for the committed work with IQVIA is through the first half of 2020. The Company also contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $110.4 million at September 30, 2018. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

11. Employee Retirement Plan

During 2008, the Company established a retirement plan, or the 401(k) Plan, authorized by Section 401(k) of the Internal Revenue Code. In accordance with the 401(k) Plan, all employees who have attained the age of 21 are eligible to participate in the 401(k) Plan as of the first Entry Date, as defined therein, following their date of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary and contributions in the amount of approximately $41,000 and $27,000 were made during the three months ended September 30, 2018 and 2017, respectively, and approximately $0.3 million and $0.2 million during the nine months ended September 30, 2018 and 2017, respectively.

12. Net Loss per Share

The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	As of September 30,
	2018	2017
Warrant	509,611	509,611
Outstanding stock options	3,957,940	3,743,303
Unvested restricted stock	—	13,982
Unvested restricted stock units	893,850	728,438
Total	5,361,401	4,995,334

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

Phase 1 and Phase 2 data led us to the design of our Phase 3 clinical program for vadadustat. The vadadustat Phase 3 program in dialysis dependent, or DD, CKD patients with anemia, called INNO2VATE, and in NDD-CKD patients with anemia, called PRO2TECT, is designed to enroll up to approximately 7,300 patients evaluating once daily oral dosing of vadadustat against an injectable ESA active comparator, darbepoetin alfa. The enrollment numbers and the completion of INNO2VATE and PRO2TECT will be driven by the accrual of major adverse cardiovascular events, or MACE. In August 2016, the first patient was dosed in INNO2VATE, and the first patient was dosed in PRO2TECT in December 2015. As of September 30, 2018, we expect the remaining external aggregate contract research organization, or CRO, costs of INNO2VATE and PRO2TECT to be in the range of $250.0 million to $280.0 million. We are targeting full enrollment of INNO2VATE by the end of 2018 and full enrollment of PRO2TECT in 2019. We anticipate reporting top-line clinical data for the INNO2VATE studies in the first quarter of 2020, subject to the accrual of MACE, and the PRO2TECT studies in mid-2020, subject to the accrual of MACE. Our collaborator, Mitsubishi Tanabe Pharma Corporation, or MTPC, initiated its Phase 3 development program for vadadustat in Japan in the fourth quarter of 2017. MTPC expects data read-outs from these studies in 2019.

In June 2018, we initiated study start-up activities for FO2RWARD-2, a Phase 2 clinical study of vadadustat. FO2RWARD-2 includes once-daily and three-times weekly dosing, data to inform ESA-switching protocols, and a broad dialysis population that is inclusive of patients with anemia due to CKD who are on dialysis and do not adequately respond to injectable ESA, known as hyporesponders. Hyporesponders represent approximately 10-15% of patients with anemia due to DD-CKD, yet they account for 30-40% of total injectable ESA use. These patients have demonstrated a persistently higher risk of mortality than non-hyporesponders and represent a high unmet need. Given its differentiated mechanism of action, we believe that vadadustat may provide a treatment option for these patients. We expect to report top-line clinical data from FO2RWARD-2 in 2019. We expect to initiate an additional Phase 3 clinical study of vadadustat, TRILO2GY-2, in 2019. We believe FO2RWARD-2 and TRILO2GY-2 will provide additional characterization and differentiation of vadadustat and further strengthen our commercial position if vadadustat is approved for marketing.

We have completed a thorough QT, or TQT, study in accordance with FDA guidance. The study showed that vadadustat does not alter cardiac repolarization intervals in normal healthy volunteers following a single dose of up to 1,200 mg. In addition, a drug-drug interaction, or DDI, study was conducted to evaluate the effect of vadadustat on celecoxib, a substrate for the hepatic cytochrome P450 enzyme CYP2C9. Based on this study it was concluded that vadadustat does not inhibit CYP2C9 to any appreciable extent. Therefore, no clinically significant effect of vadadustat on drugs that are CYP2C9 substrates would be expected through this specific mechanism. Additional DDI studies are ongoing. Initial results from a DDI study with rosuvastatin, a BCRP and OATP1B1/OATP1B3 substrate, demonstrated a moderate drug interaction with an approximately 2- to 3-fold increase in exposure to rosuvastatin. These results indicate that vadadustat has the potential to interact with other substrates of BCRP and OATP1B1/OATP1B3. This is being further evaluated in Part 2 of the study, with sulfasalazine and pravastatin, substrates of BCRP and OATP1B1/OATP1B3, respectively.

If vadadustat is approved by the U.S. Food and Drug Administration, or FDA, and our proposed merger with Keryx Biopharmaceuticals, Inc., or the Merger, is consummated, we plan to utilize the commercial organization of the combined company in the United States while leveraging our collaboration with Otsuka Pharmaceutical Co. Ltd., or Otsuka, and its well-established commercial organization. We also granted Otsuka exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. In Japan and certain other countries in Asia, we granted MTPC exclusive rights to commercialize vadadustat, subject to marketing approvals. In May 2017, we entered into an exclusive license agreement with Vifor (International) Ltd., or Vifor Pharma, where Fresenius Kidney Care Group LLC, or FKC, which operates dialysis clinics in the United States, would purchase vadadustat from Vifor Pharma, subject to the approval of vadadustat by the FDA as well as the inclusion of vadadustat in a bundled reimbursement model. During the term of the license agreement, Vifor Pharma may not sell to FKC or its affiliates any HIF product that competes with vadadustat in the United States.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $83.5 million and $89.2 million for the nine months ended September 30, 2018 and 2017, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant operating expenses and increased operating losses for at least the next several years, without taking into account the potential impact of the Merger. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

•

complete the Merger, subject to satisfying closing conditions, including obtaining applicable shareholder and regulatory approvals, integrate with Keryx following successful completion of the Merger, and seek to satisfy contractual and regulatory obligations following closing of the Merger; and

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

Through September 2018, we raised approximately $468.4 million of net proceeds from the sale of equity including $377.4 million from various underwritten public offerings, $41.0 million from an at-the-market, or ATM, offerings, pursuant to sales agreements with Cantor Fitzgerald & Co and $50.0 million from the sale of 3,571,429 shares of common stock to Vifor Pharma. At the inception of our collaboration agreements with Otsuka and MTPC, they committed to approximately $573.0 million or more in upfront payments and cost-share funding, the latter of which we generally continue to receive on a quarterly prepaid basis. Of these commitments, we received approximately $272.0 million at the onset of the collaboration agreements.

Pending Business Combination

On June 28, 2018, we entered into an Agreement and Plan of Merger, which was amended on October 1, 2018, or the Merger Agreement, with Keryx Biopharmaceuticals, Inc., or Keryx, and Alpha Therapeutics Merger Sub, Inc., a direct, wholly owned subsidiary of Akebia, or the Merger Sub., pursuant to which the Merger Sub shall be merged with and into Keryx, with Keryx surviving as a wholly owned subsidiary of Akebia, subject to the satisfaction or waiver of the conditions specified in the Merger Agreement.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock of Keryx issued and outstanding immediately prior to the effective time of the Merger will be cancelled and converted into the right to receive 0.37433, or the Exchange Multiplier, fully paid and non-assessable shares of common stock of Akebia. The Merger Agreement also provides that at the effective time of the Merger, each share of Keryx common stock that is subject to an outstanding Keryx restricted stock award issued under a Keryx equity plan, or Keryx Restricted Shares, other than those Keryx Restricted Shares that accelerate or lapse as a result of the completion of the Merger, will convert into restricted stock unit awards, or RSUs, of Akebia, the number of which will be adjusted in accordance with the Exchange Multiplier, and in accordance with the terms of the Merger Agreement. In addition, each outstanding and unexercised option to acquire Keryx common stock granted under the Keryx equity plan will be converted into an option to acquire shares of Akebia’s common stock, with the number of shares and exercise price adjusted by the Exchange Multiplier, in accordance with the terms of the Merger Agreement. The foregoing exchange is expected to result in implied equity ownership in the combined company of 49.4 percent for Akebia shareholders and 50.6 percent for Keryx shareholders on a fully-diluted basis, calculated based on the companies’ fully diluted market capitalizations as of the date of signing of the Merger Agreement and also taking into account the 4,000,000 additional shares of Keryx common stock that are expected to be issued to Keryx’s significant shareholder, Baupost Group Securities, L.L.C., or Baupost, prior to consummation of the Merger, as described below.

The Merger is expected to be completed by the end of 2018 and is subject to the satisfaction of customary closing conditions including, among other things, (i) approval by the affirmative vote of the holders of a majority of the votes cast affirmatively and negatively, at Akebia’s shareholders’ meeting in favor of the issuance Akebia common stock in connection with the Merger, (ii) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of Keryx common stock entitled to vote thereon and (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which waiting period was terminated by the Federal Trade Commission on August 21, 2018. Akebia’s obligation to consummate the Merger is also subject to the conversion of Keryx’s Zero Coupon Convertible Senior Notes due 2021 pursuant to the terms of the Notes Conversion Agreement entered into by the Company, Keryx and Baupost. The Merger Agreement provides for certain termination rights for both the Company and Keryx. Upon termination of the Merger under certain specified circumstances, the Company or Keryx may be required to pay the other party a termination fee of $22.0 million.

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

Simultaneously with the execution of the Merger Agreement, we entered into a Voting Agreement with Baupost and the Notes Conversion Agreement with Baupost and Keryx. Pursuant to the Voting Agreement, Baupost agreed, among other things, to vote its shares in favor of the adoption of the Merger Agreement and against any alternative proposal and against approval of any proposal made in opposition to, in competition with, or inconsistent with, the Merger Agreement or the Merger or any other transactions contemplated by the Merger Agreement. Pursuant to the Notes Conversion Agreement, Baupost agreed to convert Keryx’s Zero Coupon Convertible Senior Notes due 2021 into 35,582,335 shares of Keryx common stock in accordance with the terms of the governing indenture immediately prior to the effective time of the Merger, conditioned upon the issuance to Baupost of an additional 4,000,000 shares of Keryx common stock. The Notes Conversion Agreement provides that we will execute a registration rights agreement with Baupost, to provide customary registration rights for any shares of Company common stock held by Baupost if and when the Merger is consummated.

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

The duration, costs and timing of clinical studies and development of our product candidates will depend on a variety of factors including, but not limited to, those described in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities were to require us to conduct clinical studies in addition to or different from those that we currently anticipate, or if we experience delays in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development.

From inception through September 30, 2018, we have incurred $666.7 million in research and development expenses. We plan to increase our research and development expenditures for the foreseeable future as we continue the development of vadadustat and any other product candidates. Our current and/or planned research and development activities include the following:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months Ended		Increase
	September 30, 2018	September 30, 2017	(Decrease)
	(In Thousands)
Collaboration revenue	$53,169	$41,283	$11,886
Operating expenses:
Research and development	70,634	58,711	11,923
General and administrative	10,378	6,748	3,630
Total operating expenses	81,012	65,459	15,553
Loss from operations	(27,843)	(24,176)	3,667
Other income, net	1,796	1,042	754
Net loss	$(26,047)	$(23,134)	$2,913

Collaboration Revenue. Collaboration revenue was $53.2 million for the three months ended September 30, 2018, compared to $41.3 million for the three months ended September 30, 2017, an increase of $11.9 million. We recognized $53.1 million in collaboration revenue for the three months ended September 30, 2018 from our cost sharing arrangements under the Otsuka U.S. Agreement and the Otsuka International Agreement. We recognized $41.3 million in collaboration revenue for the three months ended September 30, 2017 from our cost sharing arrangements under the Otsuka U.S. Agreement and the Otsuka International Agreement, which commenced in December 2016 and April 2017, respectively, and no collaboration revenue from MTPC as the revenue recognition criteria for the MTPC Agreement, as required under ASC 606, had not yet been satisfied. The increase in revenue between the two periods was primarily attributable to an additional $11.9 million of revenue recognized under both the Otsuka U.S. Agreement and Otsuka International Agreement.

Research and Development Expenses. Research and development expenses were $70.6 million for the three months ended September 30, 2018, compared to $58.7 million for the three months ended September 30, 2017, an increase of $11.9 million. The increase was primarily due to the following:

(in millions)
PRO2TECT and INNO2VATE Phase 3 program	$6.3
Regulatory activities and other clinical and preclinical activities	3.8
Manufacture of drug substance and drug product	2.4
FO2RWARD-2 and TRILO2GY-2 studies[1]	(1.4)
Japan Phase 2 studies	(2.5)
Total increase related to the continued development of vadadustat	8.6
Headcount, consulting and facilities	3.2
Other	0.1
Total other decreases	3.3
Total net increase	$11.9

(1)	Includes costs from FO2RWARD, FO2RWARD-2, TRIL2OGY, and TRILO2GY-2 studies.

The increase in the costs related to the development of vadadustat is primarily attributable to an increase in external costs related to the continued advancement of the PRO2TECT and INNO2VATE Phase 3 program, including ongoing enrollment, regulatory activities as well as other clinical and preclinical activities, and manufacture of drug substance and drug product in support of the global Phase 3 program. This increase in costs related to the development of vadadustat was partially offset by a decrease in costs related to the FO2RWARD, TRILO2GY, and Japan Phase 2 studies. The increase in research and development expenses were further impacted by increases in headcount and consulting costs to support our expanding research and development programs. We expect our research and development expenses to increase in future periods in support of our global Phase 3 program and other studies for vadadustat and development of our other product candidates.

General and Administrative Expenses. General and administrative expenses were $10.4 million for the three months ended September 30, 2018, compared to $6.7 million for the three months ended September 30, 2017. The increase of $3.6 million was primarily due to an increase in legal and other professional fees related to our proposed merger with Keryx, and an increase in costs to support our research and development programs, including headcount and compensation-related costs. We expect our general and administrative expenses to increase in future periods to support our continued research and development and potential commercialization of vadadustat and other product candidates.

Other Income, Net. Other income, net, was $1.8 million for the three months ended September 30, 2018 and $1.0 million for the three months ended September 30, 2017. Other income, net for the three months ended September 30, 2018 and 2017 is primarily comprised of interest income.

Results of Operations

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended		Increase
	September 30, 2018	September 30, 2017	(Decrease)
	(In Thousands)
Collaboration revenue	$147,892	$90,668	$57,224
Operating expenses:
Research and development	$203,955	$162,511	$41,444
General and administrative	31,940	19,441	12,499
Total operating expenses	235,895	181,952	53,943
Loss from operations	(88,003)	(91,284)	$(3,281)
Other income, net	4,469	2,090	2,379
Net loss	$(83,534)	$(89,194)	$(5,660)

Collaboration Revenue. Collaboration revenue was $147.9 million for the nine months ended September 30, 2018, compared to $90.7 million for the nine months ended September 30, 2017, an increase of $57.2 million. We recognized $147.9 million in collaboration revenue for the nine months ended September 30, 2018 from our cost sharing arrangement under the Otsuka U.S. Agreement, Otsuka International Agreement as well as revenue recognized in connection with the MTPC Agreement. We recognized $90.7 million in collaboration revenue for the nine months ended September 30, 2017 from our cost sharing arrangement under the Otsuka U.S. Agreement, which commenced in December 2016, Otsuka International Agreement, which commenced in April 2017, and no collaboration revenue from MTPC as the revenue recognition criteria for the MTPC Agreement, as required under ASC 606, had not yet been satisfied. The increase in revenue between the two periods was primarily attributable to an additional $47.6 million of revenue recognized under both the Otsuka U.S. Agreement and Otsuka International Agreement, as well as $9.3 million of revenue recognized in connection with the MTPC Agreement.

Research and Development Expenses. Research and development expenses were $203.9 million for the nine months ended September 30, 2018, compared to $162.5 million for the nine months ended September 30, 2017, an increase of $41.4 million. The increase was primarily due to the following:

(in millions)
PRO2TECT and INNO2VATE Phase 3 program	25.0
Manufacture of drug substance and drug product	11.0
Regulatory activities and other clinical and preclinical activities	10.6
FO2RWARD-2 and TRILO2GY-2 studies[1]	(2.9)
Japan Phase 2 studies	(8.1)
Total increase related to the continued development of vadadustat	35.6
Headcount, consulting and facilities	10.1
Janssen license fee	(1.0)
Fair value of warrants issued for Janssen license	(3.4)
Other	0.1
Total other decreases	5.8
Total net increase	$41.4

(1)	Includes costs from FO2RWARD, FO2RWARD-2, TRIL2OGY, and TRILO2GY-2 studies.

The increase in the costs related to the development of vadadustat is primarily attributable to an increase in external costs related to the continued advancement of the PRO2TECT and INNO2VATE Phase 3 program, including ongoing enrollment, the manufacture of drug substance and drug product in support of the global Phase 3 program, and regulatory activities as well as other clinical and preclinical activities. This increase in costs related to the development of vadadustat was partially offset by a decrease in costs related to the FO2RWARD, TRILO2GY, and Japan Phase 2 studies. The increase in research and development expenses were further impacted by increases in headcount and consulting to support our expanding research and development programs. We expect our research and development expenses to increase in future periods in support of our global Phase 3 program and other studies for vadadustat and development of our other product candidates.

General and Administrative Expenses. General and administrative expenses were $31.9 million for the nine months ended September 30, 2018, compared to $19.4 million for the nine months ended September 30, 2017. The increase of $12.5 million was primarily due to an increase in legal and other professional fees related to our proposed merger with Keryx, and an increase in costs to support our research and development programs, including headcount and compensation-related costs. Excluding costs incurred related to our proposed merger with Keryx, we expect our general and administrative expenses to increase in future periods to support our continued research and development and potential commercialization of vadadustat and other product candidates.

Other Income, Net. Other income, net, was $4.5 million for the nine months ended September 30, 2018 and $2.1 million for the nine months ended September 30, 2017. Other income, net for the nine months ended September 30, 2018 and 2017 is primarily comprised of interest income.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of September 30, 2018, we had an accumulated deficit of $454.3 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. The foregoing paragraph does not take into account the potential impact of the Merger.

We have funded our operations principally through sales of our common stock and payments received from our collaboration partners. As of September 30, 2018, we had cash and cash equivalents and available for sale securities of approximately $390.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities stated at fair value, are also available as a source of liquidity.

In connection with the Merger, we estimate spending approximately $25.0 million in merger-related costs.

If and when the Merger is completed, we expect the combined entity to have sufficient cash, cash equivalents, and available for sale securities to fund its operating plans through the first quarter of 2020, which is unchanged from Akebia’s pre-merger cash runway.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended
	September 30, 2018	September 30, 2017
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(23,795)	$(39,781)
Investing activities	19,877	(168,952)
Financing activities	96,477	110,997
Net (decrease) increase in cash, cash equivalents, and restricted cash	$92,559	$(97,736)

Operating Activities. The cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. The net cash used in operating activities of $23.8 million for the nine months ended September 30, 2018 was largely driven by our Phase 3 development program for vadadustat, partially offset by receipt of cash from collaboration agreements, including a $4.0 million milestone payment under the MTPC Agreement and $151.4 million in cost-share reimbursements under the Otsuka U.S. Agreement and the Otsuka International Agreement. Additionally, there were adjustments for non-cash items, including stock-based compensation expense of $7.0 million.

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

Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2018 was $19.9 million and was comprised primarily of proceeds from the maturities of available for sale securities of $180.1 million and proceeds from the sales of available for sale securities of $13.0 million, offset by the purchases of available for sale securities of $172.4 million and purchases of equipment of $0.8 million.

Net cash used in investing activities for the nine months ended September 30, 2017 was $169.0 million and was comprised primarily of purchases of available for sale securities of $265.6 million and purchases of equipment of $1.2 million, offset by proceeds from the maturities of available for sale securities of $97.9 million.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2018 was $96.5 million and consisted primarily of net proceeds from the public issuance of common stock, proceeds from the exercise of stock options and proceeds from the sale of stock under our employee stock purchase plan.

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

We ended the third quarter of 2018 with cash, cash equivalents and available for sale securities of $390.1 million. At the inception of our collaboration agreements with Otsuka and MTPC, they committed to approximately $573.0 million or more in upfront payments and cost-share funding, the latter of which we generally continue to receive on a quarterly prepaid basis. Of these commitments, we received approximately $272.0 million at the onset of the collaboration agreements. We expect our existing cash resources, including the timing of committed research and development funding from our collaborators, to fund our current operating plan through the first quarter of 2020.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

During the nine months ended September 30, 2018, there were no material changes to our critical accounting policies, other than as described below, as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 12, 2018.

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

We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for collaborations and other revenues, see Note 3, Strategic Collaborations and Other Significant Agreements.

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

Collaborative Arrangements

We record the elements of our collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. We consider the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between us and our collaborative partner and the transactions between us and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. We recognize our allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the U.S. collaboration with Otsuka as a component of the related expense in the period incurred. During the three months ended September 30, 2018, we incurred approximately $0.2 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended September 30, 2018. During the three months ended September 30, 2018, Otsuka incurred approximately $0.5 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.1 million are reimbursable by us and recorded as an increase to research and development expense during the three months ended September 30, 2018. To the extent product revenue is generated from the collaboration, we will recognize our share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents and available-for-sale securities of $390.1 million and $317.8 million, respectively, consisting primarily of money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of September 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Shareholder Litigation

On October 23, 2018, an alleged shareholder of Keryx Biopharmaceuticals, Inc., or Keryx, filed a putative shareholder class action against Keryx, the members of the Keryx board of directors, Alpha Therapeutics Merger Sub, Inc., our wholly owned subsidiary, or the Merger Sub, and Akebia challenging the disclosures made in connection with the pending merger of Merger Sub with and into Keryx, or the Merger. The lawsuit, Rosenblatt v. Keryx Biopharmaceuticals, Inc., et al., was filed in the United States District Court for the District of Massachusetts. The complaint generally alleges that the registration statement filed in connection with the Merger fails to disclose certain allegedly material information. The alleged omissions relate to (i) certain financial projections for Keryx and Akebia and certain financial analyses performed by Keryx’s advisors; (ii) certain terms relating to the engagement of Perella Weinberg Partners by Keryx; and (iii) any alleged negotiations that may have taken place regarding future employment and directorship of the Keryx’s officers and directors. The plaintiff asserts claims under Section 14(a) of the Securities Exchange Act and Rule 14a-9 promulgated thereunder against Keryx and the members of the Keryx board of directors, and claims under Section 20(a) of the Exchange Act against the members of the Keryx board of directors, Akebia, and Merger Sub. The plaintiff seeks to enjoin the defendants from proceeding with the Merger and seeks damages in the event the transaction is consummated. We and Keryx believe that the plaintiff’s allegations are without merit; however, litigation is inherently uncertain and there can be no assurance that Keryx’s or our defense of the action will be successful.

Opposition Proceedings Against Akebia’s Patents

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

In September 2018, Dr. Reddy’s Laboratories Limited filed an opposition to our issued Indian Patent No. 287720, or the ’720 IN Patent, in the Indian Patent Office.

Opposition and Invalidity Proceedings Against FibroGen, Inc.

We filed an opposition in Europe against FibroGen, Inc.’s, or FibroGen’s, European Patent No. 1463823, or the ’823 EP Patent, and an oral proceeding took place March 8 and 9, 2016. Following the oral proceeding, the European Opposition Division ruled that the patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. FibroGen has appealed that decision. Likewise, we also filed an invalidity proceeding before the Japan Patent Office, or JPO, against certain claims of FibroGen’s Japanese Patent No. 4804131, or the ’131 JP Patent, which is the Japanese counterpart to the ’823 EP Patent, and the JPO issued a preliminary decision finding all of the challenged claims to be invalid. FibroGen subsequently amended the claims and the JPO accepted the amendments. The resulting ’131 JP Patent does not cover vadadustat or any pyridine carboxamide compounds. To date, FibroGen has been unsuccessful in its attempts to obtain a patent in the United States covering the same claim scope as it obtained initially in Europe and Japan in the ’823 EP Patent and ’131 JP Patent. In the event FibroGen were to obtain such a patent in the United States, we may decide to challenge the patent as we have done in Europe and Japan.

On May 13, 2015, May 20, 2015 and July 6, 2015, we filed oppositions to FibroGen’s European Patent Nos. 2322155, or the ’155 EP Patent, 1633333, or the ’333 EP patent, and 2322153, or the ’153 EP Patent in the European Patent Office, respectively, requesting the patents be revoked in their entirety. These related patents claim, among other things, various compounds that either stabilize HIFα or inhibit a HIF hydroxylase or a HIF prolyl hydroxylase, or HIF-PH, for treating or preventing various conditions, including, among other things, iron deficiency, microcytosis associated with iron deficiency, anemia of chronic disease, anemia wherein the subject has a transferrin saturation of less than 20%, anemia refractory to treatment with exogenously administered erythropoietin and microcytosis in microcytic anemia. Such method of use patents do not prevent persons from using the compound for other uses, including any previously known use of the compound. In particular, these patents do not claim methods of using any of our product candidates for purposes of inhibiting HIF-PH for the treatment of anemia due to CKD. While we do not believe these patents will prevent us from commercializing vadadustat for the treatment of anemia due to CKD, we filed these oppositions to provide us and our collaborators with maximum flexibility for developing vadadustat and our pipeline of HIF-PHIs.

Oppositions to the ’155 EP Patent and the ’153 EP Patent were also filed in the European Patent Office by Glaxo Group Limited, or Glaxo, and by Bayer Intellectual Property GmbH, Bayer Pharma Aktiengesellschaft, and Bayer Animal Health GmbH, or collectively Bayer.

With regard to the opposition that we filed in Europe against the ’333 EP patent, an oral proceeding took place on December 8 and 9, 2016. Following the oral proceeding, the European Opposition Division ruled that the patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety.  On December 9, 2016, FibroGen filed a notice to appeal the decision to revoke the ’333 EP Patent.

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

On May 21, 2018, we filed a Statement of Claim in Canadian Federal Court to challenge the validity of three of FibroGen’s HIF-related patents in Canada: CA 2467689, CA 2468083, and CA 2526496. On June 22, 2018, we and our collaboration partner in Japan, Mitsubishi Tanabe Pharma Corporation, jointly filed a Request for Trial before the JPO to challenge the validity of one of FibroGen’s HIF-related patents in Japan, JP4845728. On July 20, 2018 and August 13, 2018, Akebia and MTPC jointly filed a Request for Trial before the JPO to challenge the validity of two additional FibroGen HIF-related patents in Japan, JP5474872 and JP5474741, respectively.

Item 1A. Risk Factors.

We face a variety of risks and uncertainties in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also become important factors that affect our business. If any of the following risks occurs, our business, financial statements and future growth prospects could be materially and adversely affected. Unless otherwise stated or the context otherwise requires, the following risks do not reflect the changes to our business that may occur if we consummate the proposed merger with Keryx. See also the Risk Factors section of our preliminary Registration Statement on Form S-4 filed with the U.S. Securities and Exchange Commission on October 1, 2018.

Risks Related to our Proposed Merger with Keryx

There can be no assurance that the proposed merger with Keryx will be consummated. The announcement and pendency of the merger, or the failure of the merger to be consummated, could have an adverse effect on our stock price, business, financial condition, results of operations or prospects.

On June 28, 2018, we, Alpha Therapeutics Merger Sub, Inc., a direct, wholly owned subsidiary of ours, or the Merger Sub, and Keryx Biopharmaceuticals, Inc., or Keryx, entered into an Agreement and Plan of Merger, which was amended on October 1, 2018, or the Merger Agreement, pursuant to which Merger Sub shall be merged with and into Keryx, with Keryx surviving as a wholly owned subsidiary of ours, or the Merger. Consummation of the Merger is subject to approval by our shareholders and Keryx’s shareholders, receipt of certain regulatory approvals and other conditions specified in the Merger Agreement. As a result, there can be no assurance that the Merger will be consummated.

Further, the announcement and pendency of the Merger could disrupt our business, in any of the following ways, among others:

•	our employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain and hire employees;
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

In addition, following the Merger, we will become responsible for Keryx’s liabilities and obligations, including with respect to legal, financial, regulatory and compliance matters.  These obligations will result in additional cost and investment by us and, if we have underestimated the amount of these costs and investments or if we fail to satisfy any such obligations, we may not realize the anticipated benefits of the transaction.  Further, it is possible that there may be unknown, contingent or other liabilities or problems that may arise in the future, the existence and/or magnitude of which we were previously unaware. Any such liabilities or problems could have an adverse effect on our business, financial condition or results of operations. For example, the Centers for Medicare & Medicaid Services, or CMS, recently communicated to Medicare Part D sponsors that Keryx’s marketed product, Auryxia, is considered by CMS as a covered Part D drug when it is used for its FDA-approved indication for the control of serum phosphorus levels. CMS also indicated that it does not consider Auryxia covered under Part D when it is used solely for the treatment of iron deficiency anemia in patients with chronic kidney disease, or CKD, not on dialysis, which is Auryxia’s other FDA-approved indication. As a result, CMS currently expects Part D sponsors to utilize a prior authorization edit or other process for all Auryxia prescriptions for Medicare beneficiaries to ensure that Auryxia is being used for a Part D covered indication. Keryx expects Part D sponsors will implement a prior authorization edit for Auryxia no later than January 2019. Keryx is engaging in discussions with CMS and Part D sponsors on this matter as Keryx believes that Auryxia should qualify for coverage under Part D of the CMS regulations when it is used for the treatment of iron deficiency anemia in patients with CKD not on dialysis. While Keryx believes that the vast majority of the Part D prescriptions written for Auryxia today are for the control of serum phosphorus levels and therefore will continue to be covered by Part D plans with prior authorization, Keryx cannot predict the impact of these changes on Keryx’s operations and they could have a material adverse effect on Keryx’s results of operations going forward.

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

If generic products that compete with Keryx’s marketed product, Auryxia, or any future product of the combined company are approved and launched, the combined company’s business, financial position or results of operations would be adversely affected.

Although composition and use of Auryxia are currently claimed by 14 issued patents that are listed in the FDA’s Orange Book, we cannot assure you that third parties will not attempt to invalidate or design around the patents or assert that they are invalid or otherwise unenforceable or not infringed and introduce generic equivalents of Auryxia or any future product of the combined company. Third parties may seek to introduce generic equivalents of Auryxia, provided they receive FDA approval and can show that their products do not infringe Keryx’s patents or that its patents are invalid or unenforceable. After the introduction of a generic competitor, a significant percentage of the prescriptions written for a product may be filled with the generic version, resulting in a loss in sales of the branded product. Generic competition for Auryxia or any future product of the combined company could have a material adverse effect on the combined company’s sales, results of operations and financial condition.

On October 31, 2018, Keryx received a Paragraph IV certification notice letter regarding an Abbreviated New Drug Application, or ANDA, submitted to the FDA by Lupin Atlantis Holdings SA, or Lupin, requesting approval to market, sell and use a generic version of the Auryxia tablets (210 mg iron per tablet). In its notice letter, Lupin alleges that Keryx’s U.S. Patents Nos. 5,753,706; 7,767,851; 8,093,423; 8,299,298; 8,338,642; 8,609,896; 8,754,257; 8,754,258; 8,846,976; 8,901,349; 9,050,316; 9,328,133; 9,387,191; and 9,757,416, which cover the approved drug substance, drug product and/or methods of using Auryxia, are invalid, unenforceable and/or will not be infringed by Lupin’s manufacture, use or sale of the product described in its ANDA. Keryx is currently reviewing the notice letter and intends to vigorously enforce its intellectual property rights relating to Auryxia. By statute, Keryx has 45 days from receipt of the notice letter to initiate a patent infringement lawsuit against Lupin. Such a lawsuit would automatically preclude the FDA from approving Lupin’s ANDA until the earlier of 30 months from October 31, 2018 or entry of a district court decision finding the patents invalid, unenforceable or not infringed.

On November 6, 2018, Keryx received a Paragraph IV certification notice letter regarding ANDA submitted to the FDA by Teva Pharmaceuticals USA, Inc., or Teva, requesting approval to market, sell and use a generic version of the Auryxia tablets (210 mg iron per tablet). In its notice letter, Teva alleges that Keryx’s U.S. Patents Nos. 7,767,851; 8,093,423; 8,299,298; 8,338,642; 8,609,896; 8,754,257; 8,754,258; 8,846,976; 8,901,349; 9,050,316; 9,328,133; 9,387,191; and 9,757,416, which cover the approved drug substance, drug product and/or methods of using Auryxia, are invalid, unenforceable and/or will not be infringed by Teva’s manufacture, use or sale of the product described in its ANDA. Keryx is currently reviewing the notice letter and intends to vigorously enforce its intellectual property rights relating to Auryxia. By statute, Keryx has 45 days from receipt of the notice letter to initiate a patent infringement lawsuit against Teva. Such a lawsuit would automatically preclude the FDA from approving Teva’s ANDA until the earlier of 30 months from November 6, 2018 or entry of a district court decision finding the patents invalid, unenforceable or not infringed.

Litigation to enforce or defend intellectual property rights is complex, costly and involves significant management time. If Keryx’s Orange Book listed patents are successfully challenged by Lupin, Teva or any other third party and a generic version of Auryxia is approved and launched, revenue from Auryxia could decline significantly.

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

The Merger is subject to a number of conditions, some of which are beyond our control, which could prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when the conditions will be satisfied. A delay in completing the Merger could cause the combined company to not realize some or all of the synergies and other benefits it expects to achieve if the Merger is successfully completed within its expected time frame. Because the Merger Agreement contains certain restrictions on the conduct of our business, if the Merger is delayed, these restrictions could adversely affect our ability to execute business strategies or pursue attractive business opportunities. In addition, a delay could cause management to focus on completion of the Merger instead of on other opportunities that could be beneficial to us or our day-to-day business operations.

Failure to consummate the Merger could negatively impact our future stock price, operations and financial results.

If the Merger is not consummated for any reason, we may be subjected to a number of material risks, including the following:

•	our business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of our management on the Merger;
•

the market price of our shares may decline to the extent that current market prices reflect a market assumption that the Merger will be consummated and will be beneficial to the value of our business after the Merger closes;

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

•	we may have to pay certain costs related to the Merger, such as legal, accounting, financial advisory, printing and mailing fees, which must be paid regardless of whether the Merger is consummated;

•

we will need to address the consequences of any operational decisions made since the signing of the Merger Agreement that may have been impacted by restrictions on our operations imposed by the terms of the Merger Agreement, including decisions to delay or defer capital expenditures;

•

our management and personnel will need to return their focus to operating the Company on a stand‑alone basis, without any of the benefits expected to have been provided by the consummation of the Merger; and

•	negative reactions from shareholders, suppliers, employees, patients enrolled in our studies and the medical community.

The occurrence of any of the foregoing events individually or in combination could have a material adverse effect on our financial statements and stock price.

The issuance of shares of our common stock in connection with the Merger, and any future offerings of securities by us, will dilute our shareholders’ ownership interest in Akebia and sales of shares of our common stock after the completion of the Merger may cause the market price of our common stock to decline.

The Merger will be financed by the issuance of additional shares of our common stock to shareholders of Keryx, comprising approximately 50.6% of our issued and outstanding shares of common stock, calculated based on the companies’ fully diluted market capitalizations as of the date of signing of the Merger Agreement and also taking into account the 4,000,000 additional Keryx shares expected to be issued to Baupost Group Securities, L.L.C., or Baupost, prior to consummation of the Merger, as more fully described elsewhere in this document. These issuances of additional shares of our common stock will dilute our existing shareholders’ ownership interest in the Company, and will reduce our existing shareholders’ ownership and voting interest in the Company following the consummation of the Merger. In addition, Keryx shareholders may decide not to hold the shares of our common stock they receive in the Merger and other Keryx shareholders, such as funds with limitations on the amount of stock they are permitted to hold in individual issuers, may be required to sell the shares of our common stock that they receive in the Merger. Such sales of our common stock could result in higher than average trading volume following the closing of the Merger and may cause the market price for our common stock to decline.

Following completion of the Merger, our current shareholders in the aggregate will not have a majority ownership and voting interest in the Company and the structure of our Board of Directors will be different, which may result in our shareholders having less influence on our management and policies.

Our shareholders currently have the right to vote for the election of directors to our Board of Directors and on other matters affecting us. Immediately following the Merger, our shareholders and the Keryx shareholders are expected to own approximately 49.4% and 50.6%, respectively, of our issued and outstanding shares of common stock, calculated based on the companies’ fully diluted market capitalizations as of the date of signing of the Merger Agreement and also taking into account the 4,000,000 additional Keryx shares expected to be issued to Baupost prior to consummation of the Merger. In addition, the Merger Agreement provides that as of the closing of the Merger, we must take all necessary corporate action to cause an increase in the size of our Board of Directors to ten directors, comprised of four directors designated by our Board of Directors, each of whom will be a director of the Company immediately prior to the consummation of the Merger and be reasonably acceptable to Keryx, referred to as the Continuing Directors, and five directors designated by the Keryx Board of Directors, each of whom will be a director of Keryx immediately prior to the consummation of the Merger and be reasonably acceptable to us, referred to as the Keryx Designees. In addition, our Board of Directors and the Keryx Board of Directors will designate one additional independent director, who does not currently sit on the Boards of Directors of either Akebia or Keryx, who will serve as the Chairperson of our Board of Directors if and when the Merger is consummated. As a result, our shareholders may have less influence on our management and policies than they currently have.

Consummation of the Merger could result in limitations to our ability to utilize pre-change operating losses to offset future taxable income.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. As the Merger is structured as an all-stock merger, we expect the consummation of the transaction to create a limitation for both Akebia and Keryx’s pre-merger NOLs. Depending on the equity value of both Akebia and Keryx on the date the merger is consummated, the limitations could be restrictive enough to impact our ability to utilize our NOLs to offset future taxable income.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant net losses since inception and anticipate that we will continue to incur significant and increasing net losses for the foreseeable future.

Investment in pharmaceutical product development is highly speculative because it entails upfront capital expenditures and significant risk that a product candidate will fail to gain marketing approval or become commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities. We have financed our operations primarily through sales of equity securities and our strategic collaborations. To date, we have no products approved for commercial sale and have not generated any revenue from the sale of products. As a result, we are not profitable and have incurred net losses each year since our inception, including net losses of $83.5 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $454.3 million. We do not know whether or when we will generate product revenue or become profitable.

We expect to continue to incur significant expenses and increased operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our ability to obtain funding through equity or debt financings or strategic collaborations. We anticipate that our expenses will increase significantly if and as we:

•

conduct our development program of vadadustat for the treatment of anemia due to CKD including PRO2TECT, INNO2VATE, FO2RWARD-2 and TRILO2GY-2, and develop plans for and conduct the preclinical and clinical development of any other potential product candidates;

•

complete the Merger, subject to satisfying closing conditions, including obtaining applicable shareholder and regulatory approvals, integrate with Keryx following successful completion of the Merger, and seek to satisfy contractual and regulatory obligations following closing of the Merger;

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

We have no products approved for commercial sale, have never generated any revenue from product sales, and do not anticipate generating any revenue from product sales unless and until we receive marketing approval for the commercial sale of a product candidate or in-license or acquire an approved product. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict when, if at all, we will be able to achieve profitability. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including the following:

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

As of September 30, 2018, our cash and cash equivalents and available for sale securities were $390.1 million. We expect to continue to expend substantial amounts for the foreseeable future developing and commercializing vadadustat, if approved, and any other product candidates. These expenditures will include costs associated with research and development, potentially obtaining marketing approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise, including as a result of our decision to include certain elements in our development programs. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the development and commercialization of our product candidates. Our future capital requirements depend on many factors, including:

•

significant costs associated with our global Phase 3 development program for vadadustat for the treatment of anemia due to CKD. As of September 30, 2018, we expect the remaining external aggregate contract research organization, or CRO, costs of PRO2TECT and INNO2VATE, which are designed to enroll up to 7,300 subjects, to be in the range of $250.0 million to $280.0 million; the estimated costs for PRO2TECT and INNO2VATE could increase significantly due to a number of factors, including changes in target enrollment and enrollment rates, accrual of major adverse cardiovascular events, or MACE, the addition of new investigative sites, modification of clinical trial protocols, performing other studies in support of the Phase 3 program, choosing to add third-party vendors to support the program, and any other factor that could delay completion of PRO2TECT and INNO2VATE;

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

We expect our existing cash resources, including the timing of committed research and development funding from our collaborators, to fund our current operating plan through the first quarter of 2020. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our development milestones may not be achieved, we may not receive the anticipated funding from our collaboration partners, and we may not secure other sources of financing. If and until we can generate a sufficient amount of revenue from our products, we expect to finance future cash needs through public or private equity or debt offerings, payments from our collaborators, strategic transactions, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Our clinical trials may take longer to complete than currently anticipated, or may be delayed, suspended, required to be repeated, prematurely terminated or may not successfully demonstrate safety and/or efficacy for a variety of other reasons, such as:

•	the costs are greater than we anticipate;
•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate;
•	enrollment in our clinical trials and accrual of MACE events may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
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

•	we may determine to change or expand a clinical trial, including after it has begun;
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

Our product development costs will also increase if we experience delays in preclinical and clinical development or receiving the requisite marketing approvals. Our preclinical studies or clinical trials may need to be restructured or may not be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do. This could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

•

the FDA may require us to complete both the INNO2VATE clinical program and the PRO2TECT clinical program for vadadustat prior to filing our NDA even if one of these programs finishes in advance of the other;

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

•

the FDA could deem that our financial relationships with certain principal investigators constitute a conflict of interest, such that the data from those principal investigators may not be used to support our applications;

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

If we are unsuccessful in implementing redundant supply arrangements for commercial quantities of vadadustat, or if any of our third party manufacturers is unable to fulfill the terms of their agreements with us, are subject to regulatory review, or cease their operations for any reason, it could result in delays to our marketing approval and risk that we would not have sufficient quantities of our product candidates, and if approved, products, for clinical trials and commercialization.

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

Market acceptance is critical to our ability to generate significant revenue. In addition, any product candidate, if approved and commercialized, may achieve only limited market acceptance or none at all. If any of our approved products is not accepted by the market to the extent that we expect, we may not be able to generate significant revenue and our business would suffer.

If we are unable to establish sales, marketing and distribution capabilities or to enter into additional agreements with third parties to market and sell our product candidates, we may not be successful in commercializing our product candidates if they are approved.

We are currently collaborating with Otsuka to develop and commercialize vadadustat in the United States, Europe, China and certain other jurisdictions and with MTPC to develop and commercialize vadadustat in Japan and certain other Asian countries. We do not have a sales or marketing infrastructure, and we have not yet sold, marketed or distributed any products. To achieve commercial success for any product for which we may obtain marketing approval, we will need to establish a sales and marketing organization or make arrangements for sales and marketing services, either by establishing our own or entering into additional geographic collaborations.

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

The United States federal and state governments continue to propose and pass legislation intended to reduce the cost of healthcare. One of these reforms was the Health Care Reform Act, which included changes to the coverage and reimbursement of drugs under government healthcare programs, imposed new taxes on manufacturers of branded drugs, expanded health care coverage through Medicaid expansion, and implemented the individual health insurance mandate. Under the current administration, there have been ongoing efforts to modify or repeal all or certain provisions of the Health Care Reform Act. For instance, tax reform legislation was enacted at the end of 2017 that eliminated the individual health insurance mandate, which is expected to increase the number of Americans without comprehensive health insurance. We cannot predict the ultimate content, timing or effect of any changes to the Health Care Reform Act, and significant changes to, or repeal of, the Health Care Reform Act could have a material adverse effect on our business, financial condition and profitability.

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

If we obtain approval for any of our product candidates and begin commercializing them, our operations will be directly, or indirectly through our customers, subject to additional healthcare regulation and enforcement by the U.S. federal government, states and governments in countries outside of the United States in which we conduct our business. In addition to the laws mentioned above, the U.S. laws, and their non-U.S. equivalents, that may affect our ability to operate include:

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

•

the so-called “federal sunshine” law, in the United States, which requires pharmaceutical and medical device manufacturers to report certain financial interactions to the federal government for re-disclosure to the public;

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

If vadadustat is approved and launched commercially, competing drugs may include EPOGEN® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), both commercialized by Johnson & Johnson, and Mircera® (methoxy PEG-epoetin beta), commercialized by Vifor Pharma in the United States and Roche Holding Ltd. outside the United States. We may also face competition from potential new anemia therapies. In addition, there are several other HIF product candidates in various stages of active development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by such companies as FibroGen, in collaboration with AstraZeneca PLC, or AstraZeneca, in the United States and China and with Astellas Pharma Inc., or Astellas, in Europe and Asia, Japan Tobacco International, GlaxoSmithKline plc and Bayer HealthCare AG. FibroGen together with Astellas and AstraZeneca are currently in Phase 3 global clinical development of their product candidate, roxadustat. Japan Tobacco International and Bayer HealthCare AG are currently in Phase 3 clinical development of their product candidates in Japan. GlaxoSmithKline plc is currently in Phase 3 global clinical development of its product candidate, daprodustat. Some of these product candidates may launch in certain markets as early as 2019. In addition, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce injectable ESA utilization and thus limit the market potential for vadadustat if they are approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia that may impact the market for anemia-targeted treatment.

A biosimilar is a biologic product that is approved based on demonstrating that it is highly similar to an existing, FDA-approved branded biologic product. The patents for the existing, branded biologic product must expire in a given market before biosimilars may enter that market without risk of being sued for patent infringement. In addition, an application for a biosimilar product cannot be approved by the FDA until 12 years after the existing, branded product was approved under a Biologics License Application, or BLA. The patents for epoetin alfa, an injectable ESA, expired in 2004 in the European Union, and the remaining patents expired between 2012 and 2016 in the United States. Because injectable ESAs are biologic products, the introduction of biosimilars into the injectable ESA market in the United States will constitute additional competition for vadadustat if we are able to obtain approval for and commercially launch our product. Several biosimilar versions of injectable ESAs are available for sale in the European Union. In the United States, Pfizer’s biosimilar version of injectable ESAs, Retacrit® (epoetin alfa-epbx), was approved by the FDA in May 2018.

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

We rely significantly upon information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.  In the ordinary course of our business, we and our third-party contractors maintain personal and other sensitive data on our and their respective networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our clinical trial participants and business partners. In particular, we rely on CROs and other third parties to store and manage information from our clinical trials. The secure maintenance of this sensitive information is critical to our business and reputation.

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

Such attacks, whether successful or unsuccessful, or other compromises with respect to our information security and the measures we implement to prevent, detect and respond to them, could result in our incurring significant costs related to, for example, rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages or fines, or taking other remedial steps with respect to third parties, divert the attention of our management and key information technology resources, disrupt key business operations, harm our reputation and deter business partners from working with us. A compromise with respect to our information security could lead to public exposure of personal information of our clinical trial patients and others, and publicity about information security. Publicity about vulnerabilities and attempted or successful incursions could damage the integrity of our studies or delay their completion. For example, any loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  In addition, such attacks could compromise our ability to protect our trade secrets and proprietary information from unauthorized access or misappropriation and a loss of, or damage to, our data or applications or inappropriate public disclosure of confidential or proprietary information could subject us to liability and cause delays in our product research, development and commercialization efforts. We currently do not maintain cybersecurity insurance to protect against losses due to security breaches.

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

As we seek to advance our product candidates through clinical trials and commercialization, we will need to expand our clinical, medical, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. We have entered into a number of strategic collaborations for the development and commercialization of vadadustat. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, consultants, vendors, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize vadadustat, if approved, and any other product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train, integrate and retain additional qualified personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years, until December 31, 2019. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Our stock price has been and may continue to be volatile, which could result in substantial losses for purchasers of our common stock and lawsuits against us and our officers and directors.

Our stock price has been and will likely continue to be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Global Market has ranged from a low of $5.91 on August 25, 2015 to a high of $31.00 on June 20, 2014. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, developments related to and results of our clinical studies and trials, developments related to our regulatory submissions, developments related to our ability to commercialize any approved product candidates, announcements by us or our competitors of significant mergers, acquisitions, licenses, strategic collaborations, joint ventures, collaborations or capital commitments, negative publicity around our product candidates, the results of competitive clinical trials, products or technologies, regulatory or legal developments in the United States and other countries, developments or disputes concerning patent applications, issued patents or other proprietary rights, the recruitment or departure of key personnel, the level of expenses related to any of our product candidates or clinical development programs, actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts, variations in our financial results or those of companies that are perceived to be similar to us, changes in the structure of healthcare payment systems, market conditions in the pharmaceutical and biotechnology sectors, general economic, industry and market conditions and others beyond our control. As a result of this volatility, our shareholders may not be able to sell their common stock at or above the price at which they purchased it.

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

Provisions in our Ninth Amended and Restated Certificate of Incorporation, Amended and Restated By-Laws and the Merger Agreement contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our Board of Directors is responsible for appointing certain members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, these provisions:

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

As described above in the Risks Related to our Proposed Merger with Keryx section, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. taxable income. As described above under “—Risks Related to our Financial Position and Need for Additional Capital,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. income necessary to utilize our NOLs. A full valuation allowance has been provided for the entire amount of our NOLs.

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

We are currently subject to securities class action litigation in connection with the Merger, which could result in substantial costs and divert management's attention, and we could be subject to additional securities class action and derivative lawsuits.

A purported securities class action was filed against us alleging violation of federal securities laws in connection with the Merger. We believe such claims are without merit and will engage in a vigorous defense of such litigation. In addition, securities class action and derivative lawsuits have often been brought against companies for any of the risks described in this Quarterly Report on Form 10-Q following a decline in the market price of their securities. In connection with any securities litigation we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. We could also suffer an adverse impact on our reputation and a diversion of management's attention and resources, which could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2018, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “Results of Operations and Financial Condition” of Form 8-K:

On November 8, 2018, we announced our financial results for the quarter ended September 30, 2018 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

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

Item 6. Exhibits.

Exhibits

10.1

First Amendment to Agreement and Plan of Merger, dated as of October 1, 2018, by and among Akebia Therapeutics, Inc., Alpha Therapeutics Merger Sub, Inc. and Keryx Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2018).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

99.1	Press Release issued by Akebia Therapeutics, Inc. on November 8, 2018 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: November 8, 2018	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer

Date: November 8, 2018	By:	/s/ Jason A. Amello
Jason A. Amello
Senior Vice President, Chief Financial Officer and Treasurer