Form 10-Q
period 2019-03-31
Akebia Therapeutics, Inc.
filed 2019-05-09
CIK 1517022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(Former name, former address and formal fiscal year, if changed since last report)

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act
Title of each class Common Stock, par value $0.00001 per share	Trading symbol(s) AKBA	Name of each exchange on which registered The Nasdaq Global Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at April 30, 2019
117,862,592

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are being made pursuant to the provisions of the U.S. Private Securities Litigation Reform Act of 1995 with the intention of obtaining the benefits of the “safe harbor” provisions of that Act. All statements contained in this Quarterly Report on Form 10‑Q other than statements of historical fact are forward‑looking statements. These forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “build,” “can,” “contemplate,” “continue,” “could,” “should,” “designed,” “estimate,” “project,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “strategy,” “seek,” “target,” “will,” “would,” and other words and terms of similar meaning, but the absence of these words does not necessarily mean that a statement is not forward‑looking. These forward-looking statements include, but are not limited to, statements about:

•

our expectations with respect to (i) the anticipated financial impact and potential benefits to us related to our merger with Keryx Biopharmaceuticals, Inc., or Keryx, that was completed on December 12, 2018, or the Merger, (ii) integration of the businesses subsequent to the Merger, and (iii) other matters related to the Merger;

•	the timing, investment and associated activities involved in commercializing Auryxia;
•	the potential therapeutic applications of the hypoxia inducible factor, or HIF pathway;
•	our pipeline, including its potential, and our research activities;
•

the potential therapeutic benefits, safety profile, and effectiveness of our product candidates, including the potential for vadadustat to set a new standard of care in the treatment of anemia due to chronic kidney disease;

•

the potential indications, demand and market potential and acceptance of our product and product candidates, including our estimates regarding the potential market opportunity for Auryxia, vadadustat or any other product candidates and the size of eligible patient populations;

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

These forward-looking statements involve risks and uncertainties, including those that are described in Part II, Item 1A. Risk Factors included in this Quarterly Report and elsewhere in this Quarterly Report on Form 10-Q, that could cause our actual results, financial condition, performance or achievements to be materially different from those indicated in these forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason. Unless otherwise stated, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, references to “Akebia,” “we,” “us,” “our,” “the Company,” and similar references refer to Akebia Therapeutics, Inc. and, where appropriate, its subsidiaries, including Keryx. The trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. All website addresses given in this Quarterly Report on Form 10-Q are for information only and are not intended to be an active link or to incorporate any website information into this document.

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$62,741	$104,644
Available for sale securities	105,297	216,996
Inventory	115,206	114,245
Accounts receivable, net	48,435	16,666
Prepaid expenses and other current assets	15,554	15,724
Total current assets	347,233	468,275
Property and equipment, net	9,512	8,023
Operating lease assets	32,399	—
Goodwill	55,053	55,053
Other intangible assets, net	318,513	328,153
Other assets	128,083	137,036
Total assets	$890,793	$996,540
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,226	$42,796
Accrued expenses and other current liabilities	137,803	150,917
Debt	—	15,000
Short-term deferred revenue	49,584	56,980
Total current liabilities	202,613	265,693
Deferred rent, net of current portion	—	3,006
Deferred revenue, net of current portion	56,887	55,709
Operating lease liabilities, net of current portion	31,304	—
Deferred tax liabilities	3,874	6,631
Other non-current liabilities	29,736	29,573
Total liabilities	324,414	360,612
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock $0.00001 par value; 175,000,000 shares authorized at March 31, 2019 and December 31, 2018; 117,122,262 and 116,887,518 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	1,153,230	1,150,583
Accumulated other comprehensive loss	(36)	(261)
Accumulated deficit	(586,816)	(514,395)
Total stockholders' equity	566,379	635,928
Total liabilities and stockholders' equity	$890,793	$996,540

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Product revenue, net	$23,111	$—
License, collaboration and other revenue	49,555	45,930
Total revenues	72,666	45,930
Cost of goods sold:
Product	22,157	—
Amortization of intangibles	9,100	—
Total cost of goods sold	31,257	—
Operating expenses:
Research and development	82,351	61,404
Selling, general and administrative	34,291	9,024
License expense	736	—
Total operating expenses	117,378	70,428
Operating loss	(75,969)	(24,498)
Other income:
Interest income	869	1,076
Other income (expense)	(78)	4
Net loss before income taxes	(75,178)	(23,418)
Benefit from income taxes	(2,757)	—
Net loss	$(72,421)	$(23,418)
Net loss per share - basic and diluted	$(0.62)	$(0.48)
Weighted-average number of common shares - basic and diluted	117,063,352	48,613,565
Comprehensive loss:
Net loss	$(72,421)	$(23,418)
Other comprehensive gain (loss) - unrealized gain (loss) on debt securities	225	(108)
Total comprehensive loss	$(72,196)	$(23,526)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional			Total
	Number of Shares	$0.00001 Par Value	Paid-In Capital	Unrealized Gain/(Loss)	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2017	47,612,619	$—	$493,823	$(442)	$(370,807)	$122,574
Issuance of common stock, net of issuance costs	9,194,306	—	95,416	—	—	95,416
Proceeds from sale of stock under employee stock purchase plan	17,569	—	218	—	—	218
Exercise of options	21,363	—	182	—	—	182
Share-based compensation expense	—	—	2,232	—	—	2,232
Restricted stock unit vesting	11,613	—	—	—	—	—
Unrealized gain/loss	—	—	—	(108)	—	(108)
Net income (loss)	—	—	—	—	(23,418)	(23,418)
Balance at March 31, 2018	56,857,470	$—	$591,871	$(550)	$(394,225)	$197,096
Proceeds from sale of stock under employee stock purchase plan	—	—	(3)	—	—	(3)
Exercise of options	43,041	—	314	—	—	314
Share-based compensation expense	—	—	2,494	—	—	2,494
Restricted stock unit vesting	13,375	—	—	—	—	—
Unrealized gain/loss	—	—	—	91	—	91
Net income (loss)	—	—	—	—	(34,069)	(34,069)
Balance at June 30, 2018	56,913,886	$—	$594,676	$(459)	$(428,294)	$165,923
Issuance of common stock, net of issuance costs	—	—	36	—	—	36
Proceeds from sale of stock under employee stock purchase plan	31,199	—	267	—	—	267
Exercise of options	101,478	—	59	—	—	59
Share-based compensation expense	—	—	2,252	—	—	2,252
Unrealized gain/loss	—	—	—	50	—	50
Net income (loss)	—	—	—	—	(26,047)	(26,047)
Balance at September 30, 2018	57,046,563	$—	$597,290	$(409)	$(454,341)	$142,540
Keryx Merger	57,773,090	1	527,753	—	—	527,754
Issuance of Baupost Additional Shares	1,497,320	—	13,386	—	—	13,386
Exercise of options	12,500	—	92			92
Share-based compensation expense		—	12,062	—	—	12,062
Restricted stock unit vesting	558,045	—	—	—	—	—
Unrealized gain/loss		—	—	148	—	148
Net loss		—		—	(60,054)	(60,054)
Balance at December 31, 2018	116,887,518	$1	$1,150,583	$(261)	$(514,395)	$635,928
Proceeds from sale of stock under employee stock purchase plan	39,977	—	188	—	—	188
Exercise of options	62,204	—	365	—	—	365
Share-based compensation expense	—	—	2,094	—	—	2,094
Restricted stock unit vesting	132,563	—	—	—	—	—
Unrealized gain/loss	—	—	—	225	—	225
Net income (loss)	—	—	—	—	(72,421)	(72,421)
Balance at March 31, 2019	117,122,262	$1	$1,153,230	$(36)	$(586,816)	$566,379

See accompanying notes to unaudited condensed consolidated financial statements

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Operating activities:
Net loss	$(72,421)	$(23,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	439	199
Amortization of intangibles	9,100	—
Amortization of premium/discount on investments	(477)	(60)
Non-cash interest expense	169	—
Non-cash operating lease expense	(614)	—
Fair value write-up of inventory sold	14,586	—
Write-down of inventory to net realizable value	1,664	—
Stock-based compensation	2,094	2,232
Deferred income taxes	(2,757)	—
Changes in operating assets and liabilities:
Accounts receivable	(31,769)	(1,636)
Inventory	(16,064)	—
Prepaid expenses and other current assets	1,317	(1,496)
Other long-term assets	719	—
Accounts payable	(20,746)	10,882
Accrued expense	(17,500)	2,399
Operating lease liabilities	549	—
Deferred revenue	(6,218)	(9,391)
Deferred rent	—	(41)
Net cash used in operating activities	(137,929)	(20,330)
Investing activities:
Purchase of equipment	(1,928)	(296)
Proceeds from the maturities of available for sale securities	78,691	56,330
Proceeds from sales of available for sale securities	33,710	4,999
Purchase of available for sale securities	—	(48,599)
Net cash provided by investing activities	110,473	12,434
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	95,511
Proceeds from the sale of stock under employee stock purchase plan	188	218
Proceeds from the exercise of stock options	365	183
Payments on debt	(15,000)	—
Payments on capital lease obligations	—	(1)
Net cash provided by (used in) financing activities	(14,447)	95,911
Increase (decrease) in cash, cash equivalents, and restricted cash	(41,903)	88,015
Cash, cash equivalents, and restricted cash at beginning of the period	107,099	71,437
Cash, cash equivalents, and restricted cash at end of the period	$65,196	$159,452
Non-cash financing activities
Unpaid follow-on offering costs	$—	$95

See accompanying notes to unaudited condensed consolidated financial statements

Akebia Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Organization and Operations

Akebia Therapeutics, Inc., referred to as Akebia or the Company, was incorporated in the State of Delaware in 2007. Akebia is a biopharmaceutical company focused on the development and commercialization of therapeutics for patients with kidney disease. Akebia’s commercial product, Auryxia® (ferric citrate) is currently approved by the United States Food and Drug Administration, or FDA, and marketed for two indications in the United States, or the U.S., the control of serum phosphorus levels in adult patients with chronic kidney disease, or CKD, on dialysis, or DD-CKD, and the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or NDD-CKD. Ferric citrate is also approved and marketed in Japan as an oral treatment for the improvement of hyperphosphatemia in patients with DD-CKD and NDD-CKD under the trade name Riona® (ferric citrate hydrate) and is approved, but not currently marketed, in the European Union as an oral treatment for the control of hyperphosphatemia in adult patients with DD-CKD and NDD-CKD under the trade name Fexeric® (ferric citrate). The Company’s lead investigational product candidate, vadadustat, is an oral therapy in Phase 3 development for two indications: anemia due to CKD in adult patients with DD-CKD and anemia due to CKD in adult patients with NDD-CKD.  The Company believes vadadustat has the potential to set a new standard of care in the treatment of anemia due to CKD, acting via a novel hypoxia inducible factor, or HIF, pathway. HIF is the primary regulator of the production of red blood cells, or RBCs, in the body, as well as other important metabolic functions.

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

Since inception, the Company has devoted most of its resources to research and development, including its preclinical and clinical development activities, raising capital, and providing general and administrative support for these operations. The Company began recording revenue from the U.S. sales of Auryxia and revenue from sublicensing rights to Auryxia in Japan to the Company’s Japanese partners Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd., collectively, JT and Torii, on December 12, 2018. The Company has not generated a profit to date and may never generate profits from product sales. The Company’s product candidates are subject to long development cycles, and the Company may be unsuccessful in its efforts to develop, obtain marketing approval for or market its product candidates.

Management of the Company completed its going concern assessment in accordance with ASC 205-40. The Company believes that its cash resources will be sufficient to allow the Company to fund its current operating plans through at least the next twelve months from the filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, as required by ASC 205-40. There can be no assurance, however, that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01.

Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.

In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019 or any other future period.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Management has determined that the Company operates in one segment, which is the business of developing and commercializing novel therapeutics for patients with kidney disease. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission on March 26, 2019, or the 2018 Annual Report on Form 10-K.

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three months ended March 31, 2019 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2018 Annual Report on Form 10-K and are updated below as necessary.

New Accounting Pronouncements – Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires entities to recognize right-of-use assets and lease liabilities for leases with lease terms of more than 12 months on their balance sheets and provide enhanced disclosures. In 2018, the FASB issued additional ASUs related to Topic 842, or ASC 842, that clarified various aspects of the new lease guidance, including how to record certain transition adjustments, as well as other improvements and practical expedients. The Company adopted this new standard on January 1, 2019 using the modified retrospective approach for all leases existing at, or entered into after, the date of initial application, and has elected to use the following practical expedients that are permitted under the rules of the adoption:

•

The Company elected the package of transition practical expedients, which allows it to retain the lease classification and initial direct costs for any leases that existed prior to the adoption of this new standard.

•	The Company will not reassess whether any contracts completed prior to the adoption are leases.

The Company adopted ASC 842 using the modified retrospective approach, as of January 1, 2019, with no restatements of prior periods or a cumulative effect of the adoption of ASC 842 in retained earnings. On January 1, 2019, the Company recognized additional operating lease liabilities, net of deferred rent, of approximately $37.1 million based on the present value of the remaining minimum lease payments, a corresponding right of use assets of approximately $33.4 million, and $0.9 million to prepaid expenses and other current assets related to leasehold improvement allowances that had yet to be incurred as of the date of adoption, but for which the Company was reasonably certain to incur costs at least equal to the maximum level of leasehold improvement allowance. The adoption of ASC 842 did not have an impact on our unaudited condensed consolidated statement of operations. Prior periods are presented in accordance with ASC 840, Leases.

The Company made an accounting policy election not to recognize leases with an initial term of 12 months or less within its unaudited condensed consolidated balance sheets and to recognize those lease payments on a straight-line bases in its unaudited condensed consolidated statements of operations. The Company also made the accounting policy election not to separate the non-lease components from the lease components for its building leases and, rather, account for each non-lease component and lease component as a single component.

The Company determines if an arrangement is a lease at inception. An arrangement is determined to contain a lease if the contract conveys the right to control the use of an identified property, plant, or equipment for a period of time in exchange for consideration. If the Company can benefit from the various underlying assets of a lease on their own or together with other resources that are readily available, or if the various underlying assets are neither highly dependent on nor highly interrelated with other underlying assets in the arrangement, they are considered to be a separate lease component. In the event multiple underlying assets are identified, the lease consideration is allocated to the various components based on each of the component’s relative fair value.

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the leasing arrangement. Operating lease assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses the implicit rate when readily determinable and uses an estimate of its incremental borrowing rate when the implicit rate is not readily determinable based upon the available information at the commencement date of lease inception. The incremental borrowing rate is determined using a credit rating scoring model to estimate the Company’s credit rating, adjusted for collateralization. The calculation of the operating lease assets includes any lease payments made and excludes any lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Our operating leases are reflected in prepaid expenses and other current assets, operating lease assets, accrued expenses and operating lease liabilities, net of current portion in our condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how companies calculate goodwill impairments by eliminating Step 2 of the impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 requires companies to compare the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the related reporting unit. This ASU is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal year 2020. Early adoption is allowed, and the Company adopted ASU 2017-04 in the first quarter of fiscal year 2019. The Company will conduct its initial goodwill impairment test as of October 1, 2019 and annually thereafter, or more frequently if indicators of impairment are present or changes in circumstances suggest that an impairment may exist.

New Accounting Pronouncements – Not Yet Adopted

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: prepaid and accrued research and development expense, operating lease assets and liabilities, other non-current liabilities, stock-based compensation expense, product and collaboration revenues including various rebates and reserves related to product sales, inventories, income taxes, intangible assets and goodwill.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available-for-sale securities with original maturities of three months or less at the time of purchase. At March 31, 2019, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Restricted cash represents amounts required for security deposits under the Company’s office and lab space lease agreements and cash balances held as collateral for the Company’s employee credit card program. Restricted cash is included in “prepaid expenses and other current assets” and “other assets” in the unaudited condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the unaudited condensed consolidated balance sheet that sum to the total of the amounts reported in the unaudited condensed consolidated statement of cash flows (in thousands):

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$62,741	$158,171
Prepaid expenses and other current assets	263	256
Other assets	2,192	1,025
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$65,196	$159,452

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available for sale which are included in current assets as they are intended to fund current operations. The Company carries available for sale securities at fair value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business. Based on these considerations, the Company did not identify any other-than-temporary unrealized losses at March 31, 2019. Unrealized losses on available for sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income” within the unaudited condensed consolidated statements of operations and comprehensive loss. The Company also includes in net investment income, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method and includes interest and dividends on securities in interest income.

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

The following is the summary of property and equipment and related accumulated depreciation as of March 31, 2019 and December 31, 2018.

	Useful Life	March 31, 2019	December 31, 2018
		(in thousands)
Computer equipment and software	3	$1,718	$1,593
Furniture and fixtures	5 - 7	1,170	1,170
Equipment	7	1,888	1,780
Leasehold improvements	Shorter of the useful life or remaining lease term (10 years)	7,133	5,324
Office equipment under capital lease	3	—	114
		11,909	9,981
Less accumulated depreciation		(2,397)	(1,958)
Net property and equipment		$9,512	$8,023

Depreciation expense, including expense associated with assets under capital leases, was approximately $0.4 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

Inventory

The Company values its inventories at the lower-of-cost or net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. The Company classifies its inventory costs as long-term, in other assets in its unaudited condensed consolidated balance sheets, when it expects to utilize the inventory beyond their normal operating cycle.

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

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of product sales in the unaudited condensed consolidated statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. Additionally, the Company’s product is subject to strict quality control and monitoring throughout the manufacturing process. In the event that certain batches or units of product no longer meet quality specifications, the Company will record a charge to cost of product sales to write-down any unmarketable inventory to its estimated net realizable value. In all cases, product inventory is carried at the lower of cost or its estimated net realizable value.

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

Product Revenue, Net

The Company sells Auryxia in the U.S. primarily to wholesale distributors as well as certain specialty pharmacy providers, collectively, Customers. These Customers resell the Company’s product to health care providers and patients. In addition to distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s product.

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

Trade Discounts and Allowances: The Company generally provides Customers with discounts that include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the unaudited condensed consolidated statement of operations and comprehensive loss through March 31, 2019. The Company records a corresponding reduction of accounts receivable (if the trade discount and/or allowance will be credited to the Customer) or an increase in accrued expense (if the trade discount and/or allowance is payable to a Customer) on the consolidated balance sheets.

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

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, the Company implements the five-step model noted above. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine whether the individual promises should be accounted for as separate performance obligations or as a combined performance obligation, and to determine the stand-alone selling price for each performance obligation identified in the contract. A deliverable represents a separate performance obligation if both of the following criteria are met: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. With regard to the MTPC and Otsuka Agreements (each as defined in Note 4), the Company recognizes revenue related to amounts allocated to the identified performance obligation on a proportional performance basis as the underlying services are performed.

Licenses of Intellectual Property

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone Payments

At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to assess the milestone as probable of being achieved. There is considerable judgment involved in determining whether a milestone is probable of being reached at each specific reporting period. Milestone payments that are not within the control of the Company or the customer, such as regulatory approvals, are not considered probable of being achieved until those approvals are received.  If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenues as, or when, the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.

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

Collaborative Arrangements

The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. The Company considers the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between the Company and its collaborative partner and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. Therefore, the Company recognizes its allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the U.S. collaboration with Otsuka as a component of the related expense in the period incurred. During the three months ended March 31, 2019 and 2018, the Company incurred approximately $0.3 million and $0.4 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, as defined below in Note 4, of which approximately $0.2 million and $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, Otsuka incurred approximately $0.4 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.2 million are reimbursable by the Company and recorded as an increase to research and development expense during the three months ended March 31, 2019. No costs were incurred by Otsuka related to the cost-sharing provisions of the Otsuka U.S. Agreement during the three months ended March 31, 2018. To the extent product revenue is generated from the collaboration, the Company recognizes its share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.

Intangible Assets

The Company maintains definite-lived intangible assets related to developed product rights for Auryxia and a favorable contract, which were acquired on December 12, 2018 as part of the Merger.

Intangible assets are initially recorded at fair value and stated net of accumulated amortization and impairments. The Company amortizes its intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization for the Company’s intangible assets are recorded over their estimated useful lives of four to nine years.

The Company reviews intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of the intangible asset to its carrying value on the unaudited condensed consolidated balance sheet. If the carrying value of the intangible asset exceeds the undiscounted cash flows used in the recoverability test, the Company will write the carrying value down to the fair value in the period identified. The Company calculates the fair value of intangible assets as the present value of estimated future cash flows expected to be generated from the intangible asset using a risk-adjusted discount rate. In determining estimated future cash flows associated with its intangible assets, the Company uses market participant assumptions pursuant to ASC 820.

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

Items measured at fair value on a nonrecurring basis include property and equipment, intangible assets and goodwill. The Company remeasures the fair value of these assets upon the occurrence of certain events. There were no such remeasurements to property and equipment for the three months ended March 31, 2019. There were no impairments to assets measured using level 3 inputs during the three months ended March 31, 2019 and 2018, respectively.

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

3. Product Revenue and Reserves for Variable Consideration

To date, the Company’s only source of product revenue has been product revenue from the U.S. sales of Auryxia, which it began recording on December 12, 2018 following the consummation of the Merger. Total net product revenue was $23.1 million for the three months ended March 31, 2019. The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2019 (in thousands):

	Chargebacks and Discounts	Rebates, Fees and other Deductions	Returns	Total
Balance at December 31, 2018	$516	$22,861	$360	$23,737
Current provisions related to sales in current year	1,486	17,476	870	19,832
Adjustments related to prior period sales	—	156	—	156
Credits/payments made relating to sales in current year	(980)	(4,249)	—	(5,229)
Credits/payments made relating to prior period sales	(515)	(13,052)	(947)	(14,514)
Balance at March 31, 2019	$507	$23,192	$283	$23,982

Chargebacks, discounts and returns are recorded as a direct reduction of revenue on the unaudited condensed consolidated statement of operations with a corresponding reduction to accounts receivable on the unaudited condensed consolidated balance sheets. Rebates, distribution-related fees, and other sales-related deductions are recorded as a reduction in revenue on the unaudited condensed consolidated statement of operations with a corresponding increase to accrued liabilities or accounts payable on the unaudited condensed consolidated balance sheets.

4. License, Collaboration and Other Significant Agreements

During the three months ended March 31, 2019 and 2018, the Company recognized the following revenues from its license, collaboration and other significant agreements and had the following deferred revenue balances as of March 31, 2019:

	Three Months Ended March 31,
	2019	2018
License, Collaboration and Other Revenue:	(in thousands)
MTPC Agreement	$—	$9,092
Otsuka U.S. Agreement	26,223	19,599
Otsuka International Agreement	21,956	16,974
Total Proportional Performance Revenue	$48,179	$45,665
JT and Torii	1,228	—
MTPC Stability Studies	148	265
Total License, Collaboration and Other Revenue	$49,555	$45,930

	March 31, 2019
	Short-Term	Long-Term	Total
Deferred Revenue:	(in thousands)
Otsuka U.S. Agreement	$29,115	$33,303	$62,418
Otsuka International Agreement	20,469	18,905	39,374
Vifor Agreement	—	4,679	4,679
Total	$49,584	$56,887	$106,471

The following table presents changes in the Company’s contract assets and liabilities during the three months ended March 31, 2019 and 2018 (in thousands):

Three Months Ended March 31, 2019	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$1,587	$30,387	$(2,041)	$29,933
Contract liabilities:
Deferred revenue	$112,689	$41,962	$(48,180)	$106,471
Accounts payable	$13,492	$—	$(13,492)	$—

Three Months Ended March 31, 2018
Contract assets:
Other current assets	$—	$462	$—	$462
Accounts receivable(1)	$34,186	$36,061	$(34,660)	$35,587
Contract liabilities:
Deferred revenue	$179,624	$36,274	$(45,665)	$170,233

(1)

Excludes accounts receivable from other services related to clinical and regulatory activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement and accounts receivable related to amounts due to the Company from product sales which are included in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019 and 2018, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended March 31,
Revenue Recognized in the Period from:	2019	2018
Amounts included in deferred revenue at the beginning of the period	$45,179	$40,845
Performance obligations satisfied in previous periods	$1,254	$—

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

MTPC has sole responsibility for the commercialization of vadadustat in the MTPC Territory as well as for Medical Affairs (as defined in the MTPC Agreement) in the MTPC Territory. Akebia is responsible for manufacturing and supplying vadadustat for clinical use in the MTPC Territory. Akebia plans to enter into a supply agreement with MTPC for the commercial supply of vadadustat prior to commercial launch.

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

MTPC is required to make certain milestone payments to the Company aggregating up to approximately $225.0 million upon the achievement of specified development, regulatory and commercial events. More specifically, the Company received $10.0 million in development milestone payments and is eligible to receive up to $40.0 million in regulatory milestone payments and up to $175.0 million in commercial milestone payments associated with aggregate sales of all products. In consideration for the exclusive license and other rights contained in the MTPC Agreement, MTPC was also obligated to make a $20.0 million upfront payment as well as a payment of $20.5 million for Phase 2 studies in Japanese patients completed by the Company and reimbursable by MTPC. Additionally, if vadadustat is commercialized, the Company would be entitled to receive tiered double-digit royalty payments of up to 20% on sales of vadadustat in the MTPC Territory. Royalty payments are subject to certain reductions, including upon the introduction of competitive products in certain instances. Royalties are due on a country-by-country basis from the date of first commercial sale of a licensed product in a country until the last to occur of: (i) the expiration of the last to expire valid claim within the intellectual property covering the licensed product, (ii) the expiration of marketing or regulatory exclusivity in such country, or (iii) the tenth anniversary of the first commercial sale of such licensed product in such country. Due to the uncertainty of pharmaceutical development and the high historical failure rates associated with drug development, although the Company has received $10.0 million in development milestones, no additional milestone or royalty payments may ever be received from MTPC.

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

The Company has identified two performance obligations in connection with its material promises under the MTPC Agreement as follows: (i) License, Research and Clinical Supply Performance Obligation and (ii) Rights to Future Know-How Performance Obligation. Factors considered in making the assessment of which material promises will be accounted for as separate performance obligations included, among other things, the capabilities of the collaboration partner, whether any other vendor sells the item separately, whether the good or service is highly interdependent or highly interrelated to the other elements in the arrangement, and whether there are other vendors that can provide the items. Additionally, the MTPC Agreement does not include a general right of return.

The Company allocates the transaction price to each performance obligation based on the Company’s best estimate of the relative standalone selling price. The Company developed a best estimate of the standalone selling price for the Rights to Future Know-How Performance Obligation primarily based on the likelihood that additional intellectual property covered by the license conveyed will be developed during the term of the arrangement. The Company did not develop a best estimate of standalone selling price for the License, Research and Clinical Supply Performance Obligation because the estimate of standalone selling price associated with the Rights to Future Know-How Performance Obligation was determined to be immaterial. The Company has concluded that a change in the key assumptions used to determine the best estimate of standalone selling price for each performance obligation would not have a significant impact on the allocation of arrangement consideration. The deliverables associated with the License, Research and Clinical Supply Performance Obligation were satisfied as of June 30, 2018.

The transaction price at inception was comprised of: (i) the up-front payment, (ii) the estimated cost for the Phase 2 studies, (iii) a non-substantive milestone associated with the first patient enrolled in the NDD-CKD Phase 3 study, and (iv) the cost of all clinical supply provided to MTPC for the Phase 3 studies. No other development and no regulatory milestones were included in the transaction price at inception, as all other milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. The total aggregate amount of development milestones is $10.0 million and the total aggregate amount of the regulatory milestones is up to $40.0 million. The total aggregate amount of sales milestones is up to $175.0 million. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to MTPC and therefore have also been excluded from the transaction price.  The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

As of March 31, 2019, the transaction price is comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, and (iv) $10.0 million in development milestones received, comprised of a $6.0 million and a $4.0 million development milestone. All development milestones have been reached as of March 31, 2019. No regulatory milestones have been assessed as probable of being reached as of March 31, 2019 and thus have been fully constrained. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method using the Company’s delivery of clinical supply of vadadustat to MTPC for the Phase 3 study as the basis for recognition. The Company recognized no revenue during the three months ended March 31, 2019, with respect to the MTPC Agreement, and approximately $9.1 million during the three months ended March 31, 2018. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2019, there is no deferred revenue and no accounts receivable.

Subsequent to March 31, 2019, the Company released the constraint on a $10.0 million regulatory milestone, which relates to the filing of an NDA for a licensed product in Japan for both the NDD-CKD indication and the DD-CKD indication. Subsequent to March 31, 2019, the Company considers this milestone as probable of being reached.

U.S. Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.

Summary of Agreement

On December 18, 2016, the Company entered into a collaboration and license agreement with Otsuka, or the Otsuka U.S. Agreement. The collaboration is focused on the development and commercialization of vadadustat in the U.S. Under the terms of the Otsuka U.S. Agreement, the Company is responsible for leading the development of vadadustat, including the ongoing Phase 3 development program. The Company and Otsuka will co-commercialize vadadustat in the U.S., subject to the approval of vadadustat by the FDA.

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

The Company is responsible for performing all activities related to the development of vadadustat as outlined in the current global development plan. The current global development plan encompasses all activities with respect to the ongoing PRO 2TECT and INNO 2VATE clinical programs through the filing for marketing approval, as well as certain other studies. Under the Otsuka U.S. Agreement, subject to the terms of the Otsuka Funding Option, as described below, the Company controls and retains final decision‑making authority with respect to, among other things, the development of vadadustat. The Company’s obligations related to the conduct of the current global development plan include the associated manufacturing and supply services for vadadustat.

Under the Otsuka U.S. Agreement, the parties jointly conduct, and have equal responsibility for, all medical affairs, commercialization and non-promotional activities pursuant to underlying plans as agreed to by the parties. If approved by the FDA, the Company plans to provide vadadustat to Otsuka for commercialization pursuant to a separate supply agreement to be negotiated.

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

Under the terms of the Otsuka U.S. Agreement, the Company received a $125.0 million up-front, non-refundable, non-creditable cash payment in December 2016. In March 2017, the Company received a payment of approximately $33.8 million, which represents reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan through December 31, 2016. Commencing in the third quarter of 2017, whereupon the Company had incurred a specified amount of incremental costs, Otsuka began to contribute, as required by the Otsuka U.S. Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to December 31, 2016 will total $168.6 million or more, depending on the actual costs incurred toward the current global development plan. The costs associated with the performance of any development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism to be determined by the parties. Costs incurred with respect to medical affairs and commercialization and non-promotional activities will generally be shared equally by the parties. In addition, if the costs incurred in completing the activities under the current global development plan exceed a certain threshold, or the Cost Threshold, then the Company may elect to require Otsuka to increase the aggregate percentage of current global development costs it funds under the Otsuka U.S. Agreement and the Otsuka International Agreement, as defined below, from 52.5% to 80%, or the Otsuka Funding Option. In such event, the excess of the payments made under such election and Otsuka’s allocated share of the current global development costs is fully creditable against future payments due to the Company under the arrangement, provided that future payments due to the Company may not be reduced by more than 50% in any calendar year and any remaining creditable amount above 50% in any calendar year will be applied to subsequent future payments until fully credited. In addition, decisions regarding certain development matters will be made jointly by the Company and Otsuka in accordance with the procedures set forth in the Otsuka U.S. Agreement. In September 2018, the Company exercised the Otsuka Funding Option, which will be effective when the Cost Threshold is exceeded. The Company estimates that the Cost Threshold will be exceeded in the second quarter of 2019.

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

Under the Otsuka U.S. Agreement, the Company and Otsuka share the costs of developing and commercializing vadadustat in the U.S. and the profits from the sales of vadadustat after approval by the FDA. In connection with the profit share calculation, net sales include gross sales to third-party customers net of discounts, rebates, chargebacks, taxes, freight and insurance charges and other applicable deductions. Shared costs generally include costs attributable or reasonably allocable to the manufacture of vadadustat for commercialization purposes and the performance of medical affairs activities, non-promotional activities and commercialization activities.

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

The transaction price at inception was comprised of: (i) the up-front payment, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016, and (iii) an estimate of the cost share payments to be received with respect to amounts incurred by the Company subsequent to December 31, 2016. No development or regulatory milestones were included in the transaction price at inception, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Otsuka and therefore have also been excluded from the transaction price. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

As of March 31, 2019, the transaction price totaling $327.4 million is comprised of: (i) the up-front payment of $125.0 million, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016 of $33.8 million, and (iii) the estimate of the cost share payments to be received of approximately $168.6 million with respect to amounts incurred by the Company subsequent to December 31, 2016. As of March 31, 2019, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.

During the three months ended March 31, 2019 and 2018, the Company recognized revenue totaling approximately $26.2 million and $19.6 million, respectively, with respect to the Otsuka U.S. Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2019, there is approximately $62.4 million of deferred revenue related to the Otsuka U.S. Agreement of which $29.1 million is classified as current and $33.3 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of March 31, 2019, there is approximately $18.1 million in accounts receivable in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2018, there was approximately $7.2 million in contract liabilities (included in accounts payable) in the consolidated balance sheet.

The Company determined that the medical affairs, commercialization and non-promotional activities elements of the Otsuka U.S. Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, the Company is accounting for the joint medical affairs, commercialization and non-promotional activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the Company has determined that in the context of the medical affairs, commercialization and non-promotional activities, Otsuka does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions  As a result, the activities conducted pursuant to the medical affairs, commercialization and non-promotional activities plans will be accounted for as a component of the related expense in the period incurred. During the three months ended March 31, 2019 and 2018, the Company incurred approximately $0.3 million and $0.4 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement of which approximately $0.2 million and $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, Otsuka incurred approximately $0.4 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.2 million are reimbursable by the Company and recorded as an increase to research and development expense during the three months ended March 31, 2019. No costs were incurred by Otsuka related to the cost-sharing provisions of the Otsuka U.S. Agreement during the three months ended March 31, 2018.

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

Under the terms of the Otsuka International Agreement, the Company received a $73.0 million up-front, non-refundable, non-creditable cash payment. The Company also received a payment of approximately $0.2 million which represents reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan in excess of a specified threshold during the quarter ended March 31, 2017. Commencing in the second quarter of 2017, Otsuka began to contribute, as required by the Otsuka International Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to March 31, 2017 will total roughly $177.2 million or more, depending on the actual current global development plan costs incurred. The costs associated with the performance of any mutually agreed upon development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism to be determined by the parties. Otsuka may elect to conduct additional studies of vadadustat in the EU, subject to the Company’s right to delay such studies based on its objectives outside the Otsuka International Territory. Otsuka will pay a percentage of the costs of any such studies, and the Company will pay its portion of the costs in the form of a credit against future amounts due to the Company under the Otsuka International Agreement. The costs incurred related to any other development activities, which are pursued solely for obtaining or maintaining marketing approval in the Otsuka International Territory or otherwise performed solely with respect to the Otsuka International Territory that are incremental to the development activities included in the current global development plan, will be borne in their entirety by Otsuka. Otsuka will pay costs incurred with respect to medical affairs and commercialization activities in the Otsuka International Territory.

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

The transaction price at inception was comprised of: (i) the up-front payment, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017, and (iii) an estimate of the cost share payments to be received with respect to amounts incurred by the Company subsequent to March 31, 2017. No development or regulatory milestones were included in the transaction price at inception, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including whether the receipt of the milestone payment is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Otsuka and therefore have also been excluded from the transaction price. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

As of March 31, 2019, the transaction price totaling $250.4 million is comprised of: (i) the up-front payment of $73.0 million, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017 of $0.2 million, and (iii) an estimate of the cost share payments to be received with respect to amounts incurred by the Company subsequent to March 31,

2017 of $177.2 million. As of March 31, 2019, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.

During the three months ended March 31, 2019 and 2018, the Company recognized revenue totaling approximately $22.0 million and $17.0 million, respectively, with respect to the Otsuka International Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2019, there is approximately $39.4 million of deferred revenue related to the Otsuka International Agreement of which $20.5 million is classified as current and $18.9 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of March 31, 2019, there is approximately $10.6 million in accounts receivable in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2018, there was approximately $6.3 million in contract liabilities (included in accounts payable) in the consolidated balance sheet.

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

Vifor Pharma License Agreement

Summary of Agreement

On May 12, 2017, the Company entered into a License Agreement, or the Vifor Agreement, with Vifor (International) Ltd., or Vifor Pharma, pursuant to which the Company granted Vifor Pharma an exclusive license to sell vadadustat solely to Fresenius Kidney Care Group LLC, or FKC, an affiliate of Fresenius Medical Care North America, in the U.S.

The license granted under the Vifor Agreement was conditioned upon the approval of vadadustat for DD-CKD patients by the FDA, inclusion of vadadustat in a bundled reimbursement model, and payment by Vifor Pharma of a $20.0 million milestone upon the occurrence of these two events. The Vifor Agreement was structured as a profit share arrangement between the Company and Vifor Pharma in which the Company would receive a majority of the profit from Vifor Pharma’s sales of vadadustat to FKC in the U.S. The

Company was to share the milestone payment and the revenue from the profit share with Otsuka pursuant to the Otsuka U.S. Agreement. The Company retained all rights to commercialize vadadustat for use in the NDD-CKD market and in other dialysis organizations in the U.S., which will be done in collaboration with Otsuka following FDA approval.

The Vifor Agreement provided that the Company and Vifor Pharma would enter into a commercial supply agreement for vadadustat pursuant to which the Company would supply all of Vifor Pharma’s requirements for vadadustat in the U.S. In addition, pursuant to the Vifor Agreement, Vifor Pharma entered into supply agreements that govern the terms pursuant to which Vifor Pharma would supply vadadustat to FKC for use in patients at its dialysis centers, subject to FDA approval; however, FKC was not obligated to utilize vadadustat in its clinics. During the term of the Vifor Agreement, Vifor Pharma was not permitted to sell to FKC or its affiliates any HIF product that competes with vadadustat in the U.S.

Unless earlier terminated, the Vifor Agreement expired upon the later of the expiration of all patents that claim or cover vadadustat, or expiration of data or regulatory exclusivity for vadadustat in the U.S. Vifor Pharma had the right to terminate the Vifor Agreement in its entirety upon 12 months’ prior written notice after the release of the first topline data in the vadadustat global Phase 3 program for dialysis-dependent CKD patients. Either party had the right to terminate the Vifor Agreement in the event of the other party’s uncured material breach. The Company also had the right to terminate the Vifor Agreement upon the occurrence of other events, such as for specific violations of the Vifor Agreement or if there were changes in Vifor Pharma’s relationship with FKC.

On April 8, 2019, the Company and Vifor Pharma amended the Vifor Agreement by entering into an Amended and Restated License Agreement, or the Vifor Amended Agreement, which amends and restates in full the Vifor Agreement. Pursuant to the Vifor Amended Agreement, the Company granted Vifor Pharma an exclusive license to sell vadadustat to FKC and to certain third party dialysis organizations approved by the Company, or Third Party Dialysis Organizations, in the U.S. The license granted under the Vifor Amended Agreement will become effective upon (i) the approval of vadadustat for DD-CKD patients by the FDA, (ii) the earlier of a determination by the Centers for Medicare & Medicaid Services that vadadustat will be included in Medicare’s bundled reimbursement model or that vadadustat will be reimbursed using the Transitional Drug Add-On Payment Adjustment, and (iii) payment by Vifor Pharma of a $25 million milestone upon the occurrence of (i) and (ii).

Like the Vifor Agreement, the Vifor Amended Agreement is structured as a profit share arrangement between Akebia and Vifor Pharma in which the Company will receive a majority of the profit, after deduction of certain amounts relating to Vifor Pharma’s costs, from Vifor Pharma’s sales of vadadustat to FKC and the Third Party Dialysis Organizations in the U.S. The Company will share the milestone payment and the revenue from the profit share with Otsuka pursuant to the Otsuka U.S. Agreement. The Company currently retains rights to commercialize vadadustat for use in the non-dialysis dependent CKD market and in other dialysis organizations in the U.S., which will be done in collaboration with Otsuka following FDA approval.

The Vifor Amended Agreement provides that the Company and Vifor Pharma will enter into a commercial supply agreement for vadadustat pursuant to which the Company will supply all of Vifor Pharma’s requirements for vadadustat in the U.S. In addition, Vifor Pharma will enter into supply arrangements with FKC and the Third Party Dialysis Organizations that will govern the terms pursuant to which Vifor Pharma will supply vadadustat to FKC and the Third Party Dialysis Organizations for use in patients at its dialysis centers in the U.S. During the term of the Vifor Amended Agreement, Vifor Pharma is not permitted to sell any HIF product that competes with vadadustat in the U.S. to FKC or its affiliates or to any Third Party Dialysis Organization, and the Company may not directly supply vadadustat to FKC or any other affiliate of FMCNA or any Third Party Dialysis Organization.

Like the Vifor Agreement, unless earlier terminated, the Vifor Amended Agreement will expire upon the later of the expiration of all patents that claim or cover vadadustat or expiration of marketing or regulatory exclusivity for vadadustat in the U.S. Vifor Pharma may terminate the Vifor Amended Agreement in its entirety upon 12 months’ prior written notice after the release of the first topline data in the vadadustat global Phase 3 program for dialysis-dependent CKD patients. In addition, either party may, subject to a cure period, terminate the Vifor Amended Agreement in the event of the other party’s uncured material breach or bankruptcy. The Company may terminate the Vifor Amended Agreement (or suspend the license) upon the occurrence of certain events, such as for specific violations of the Vifor Amended Agreement, Vifor Pharma’s failure to achieve certain sales levels, or if there are changes in Vifor Pharma’s relationship with FKC or in applicable laws and regulations related to the reimbursement of drugs like vadadustat at dialysis clinics, or if Vifor Pharma contests the validity or enforceability of any patent controlled by the Company that covers vadadustat. The Vifor Amended Agreement also continues to include a standstill provision and customary representations and warranties.

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

Vifor Pharma agreed to a lock-up restriction such that it agrees not to sell the Shares for a period of time following the effective date of the Investment Agreement as well as a customary standstill agreement. In addition, the Investment Agreement contains voting agreements made by Vifor Pharma with respect to the Shares. The Shares have not been registered pursuant to the Securities Act, and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

License Agreement with Panion & BF Biotech, Inc.

For the quarter ended March 31, 2019, the Company had a license agreement with Panion & BF Biotech, Inc., or Panion, under which Keryx, our wholly owned subsidiary, remains the contracting party. Under the license agreement with Panion and the subsequent Amended and Restated License Agreement, collectively the Panion License Agreement, the Company in-licensed the exclusive worldwide rights, excluding certain Asian-Pacific countries, or the Licensor Territory, for the development and commercialization of ferric citrate. In addition, Panion was eligible to receive royalty payments based on a mid-single digit percentage of net sales of ferric citrate in the licensed territory.

The Panion License Agreement terminated upon the expiration of the Company’s obligations to pay royalties thereunder. In addition, the Company had the right to terminate the Panion License Agreement (i) in its entirety or (ii) with respect to one or more countries in the territory covered by the agreement, in either, case upon 90 days’ notice. The Company and Panion also had the right to terminate the Panion License Agreement upon the occurrence of an uncured breach of a material provision of the Panion License Agreement and certain insolvency events.

On October 24, 2018, prior to the consummation of the Merger, Akebia and Keryx entered into a letter agreement with Panion, the Panion Letter Agreement, pursuant to which Panion agreed to rescind any and all prior termination threats or notices relating to the Panion License Agreement and waived its rights to terminate the Panion License Agreement based on any breach by Keryx of its obligation to use commercially reasonable efforts to commercialize Auryxia outside the U.S. until the parties executed an amendment to the Panion License Agreement in accordance with the terms of the Panion Letter Agreement following consummation of the Merger. These terms included establishing a joint steering committee consisting of Panion and Akebia representatives to oversee the development and commercialization of Fexeric in Europe and providing Panion with an exclusive license under Keryx-owned patents covering the rights to make, use, sell, offer for sale and import ferric citrate in certain countries in the Asia-Pacific region. The parties intended to work together to agree on a regulatory plan for Fexeric in Europe within four months after execution of the Panion Letter Agreement. The parties also intended to work together to agree on a commercialization plan for Fexeric in Europe following execution of the amendment. The amendment was expected to include alternatives in the event a commercialization plan is not agreed upon, such as payment of an annual license maintenance fee to Panion or the return of European intellectual property rights to Panion. Under the terms of the Panion Letter Agreement, Panion also agreed that Keryx would have the right, but not the obligation, to conduct any litigation against any infringer of patent rights under the Panion License Agreement on the terms agreed upon in the Panion Letter Agreement. In addition, Keryx made a $500,000 payment to Panion promptly after execution of the Panion Letter Agreement.

During the three months ended March 31, 2019, the Company has incurred approximately $2.1 million in royalty payments due to Panion relating to Akebia sales of Auryxia in the U.S. and JT and Torii net sales of Riona in Japan, as the Company is required to pay a low double-digit percent of sublicense income to Panion under the terms of the Panion License Agreement.

On April 17, 2019, as contemplated by the Panion Letter Agreement, the Company and Panion entered into a second amended and restated license agreement, or the Panion Amended License Agreement, which amends and restates in full the Panion License Agreement, effective as of April 17, 2019.

Like the Panion License Agreement, the Panion Amended License Agreement provides the Company with an exclusive license under Panion-owned know-how and patents covering the rights to sublicense, develop, make, use, sell, offer for sale, import and export ferric citrate worldwide, excluding certain Asian-Pacific countries. The Panion Amended License Agreement also provides Panion with an exclusive license under Keryx-owned patents covering the rights to sublicense (with the Company’s written consent), develop, make, use, sell, offer for sale, import and export ferric citrate in certain countries in the Asia-Pacific region, or the Licensor Territory. Consistent with the Panion License Agreement, under the Panion Amended License Agreement, Panion is eligible to receive from the

Company or any sublicensee royalty payments based on a mid-single digit percentage of sales of ferric citrate in the Company’s licensed territories. The Company is eligible to receive from Panion or any sublicensee royalty payments based on a mid-single digit percentage of net sales of ferric citrate in Panion’s licensed territories.

The Panion Amended License Agreement also reflects certain revisions consistent with the terms of the Panion Letter Agreement. Pursuant to the terms of the Panion Amended License Agreement and consistent with the terms set forth in Panion the Letter Agreement, a joint steering committee, or the Panion JSC, consisting of Panion and Company representatives will be formed to oversee the development and commercialization of Fexeric in Europe. As set forth in the Panion Letter Agreement, the Panion JSC will work together to reach consensus on a commercialization plan and, in the event a commercialization plan is not agreed upon within a certain period after April 17, 2019, the Company, in its discretion, may launch Fexeric in certain European countries within a certain period after April 17, 2019, pay an annual license maintenance fee to Panion, or expand the Licensor Territory to include the European Union on terms to be negotiated by the parties. The Panion Amended License Agreement further provides that each of the Company and Panion has the right, but not the obligation, to conduct litigation against any infringer of certain patent rights under the Panion Amended License Agreement in certain territories.

The Panion Amended License Agreement terminates upon the expiration of each of the Company’s and Panion’s obligations to pay royalties thereunder. In addition, the Company may terminate the Panion Amended License Agreement (i) in its entirety or (ii) with respect to one or more countries in the Company’s licensed territory, in either case upon 90 days’ notice. The Company and Panion also each have the right to terminate the Panion Amended License Agreement upon the occurrence of a material breach of the Panion Amended License Agreement by the other party, subject to certain cure provisions, or certain insolvency events. The Panion Amended License Agreement also provides that, on a country-by-country basis, until the second anniversary of the expiration of the obligation of the Company or Panion, as applicable, to pay royalties in a country in which such party has ferric citrate for sale on the date of such expiration, neither the other party nor its affiliates will, directly or indirectly, sell, distribute or otherwise commercialize or supply or cause to supply ferric citrate to a third party for sale or distribution in such country.

The Panion Amended License Agreement includes customary terms relating to, among others, indemnification, confidentiality, remedies, and representations and warranties.

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

Ferric citrate is currently approved by the Japanese Ministry of Health, Labour and Welfare for manufacturing and marketing in Japan for the treatment of hyperphosphatemia in patients with CKD. Ferric citrate is being marketed in Japan by Torii, under the brand name Riona. The Company is eligible to receive royalty payments based on a tiered double-digit percentage of net sales of Riona in Japan escalating up to the mid-teens,  subject to certain reductions upon expiration or termination of the Amended and Restated License Agreement between Keryx and Panion & BF Biotech, Inc., or Panion, by which Keryx in-licensed the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and commercialization of ferric citrate. The Company is entitled to receive up to an additional $55.0 million upon the achievement of certain annual net sales milestones.

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

The Company identified two performance obligations in connection with its obligations under the JT and Torii Sublicense Agreement: (i) License and Supply Performance Obligation and (ii) Rights to Future Know-How Performance Obligation. The Company allocated the transaction price to each performance obligation based on the Company’s best estimate of the relative standalone selling price. The Company developed a best estimate of the standalone selling price for the Rights to Future Know-How Performance Obligation primarily based on the likelihood that additional intellectual property covered by the license conveyed will be developed during the term of the arrangement and determined it immaterial. As such, the Company did not develop a best estimate of standalone selling price for the License and Supply Performance Obligation and allocated the entire transaction price to this performance obligation. Additionally, as of the consummation of the Merger, the services associated with the License and Supply Performance Obligation were completed and JT and Torii had secured their own source to manufacture ferric citrate. As such, any initial license fees as well as any development-based milestones and manufacturing fee revenue were received and recognized prior to the Merger. The Company determined that the remaining consideration that may be payable to the Company under the terms of the sublicense agreement are either quarterly royalties on net sales or payments due upon the achievement of sales-based milestones. In accordance with ASC 606, the Company recognizes sales-based royalties, including milestone payments based on the level of sales, when the related sales occur as these amounts have been determined to relate predominantly to the license granted to JT and Torii and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur.

During the three months ended March 31, 2019, the Company recognized $1.2 million in license revenue related to royalties earned on net sales of ferric citrate in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of ferric citrate, in the same period as the royalty revenue from JT and Torii is recorded.

5. Business Combination

On December 12, 2018, the Company completed the Merger with Keryx. Keryx focused on the development and commercialization of medicines for people with kidney disease. Keryx’s proprietary product, Auryxia, is approved by the FDA for two indications: (1) the control of serum phosphorus levels in adult patients with DD-CKD and (2) the treatment of iron deficiency anemia in adult patients with NDD-CKD.

Pursuant to the terms and conditions of the Merger Agreement, each outstanding Keryx Share, excluding the Baupost Additional Shares, as defined below, and each outstanding Keryx equity award were converted into Akebia Shares and substantially similar Akebia equity awards, respectively, at an exchange ratio of 0.37433 for a total fair value consideration of $527.8 million consisting of the following (in thousands):

Fair value of 57,773,090 Akebia Shares	$516,492
Fair value of 602,752 Akebia RSUs	304
Fair value of 3,967,290 Akebia stock options	10,958
Total consideration	$527,754

Immediately prior to the Merger, Baupost Group Securities, L.L.C., or Baupost, agreed to convert its $164.7 million of Keryx’s Convertible Notes into 35,582,335 Keryx Shares, in accordance with the terms of the governing indenture agreement, in exchange for an additional 4,000,000 Keryx Shares, or the Baupost Additional Shares. The aggregate 39.6 million Keryx Shares were then converted into Akebia shares at the 0.37433 exchange ratio. The fair value of the Baupost Additional Shares, on an as-converted basis, of $13.4 million has been excluded from the purchase price and recorded within general and administrative expenses in our consolidated financial statements, as the issuance of those shares by Keryx is considered to be a separate transaction under ASC 805, Business Combinations, since it was entered into by or on behalf of the acquirer or primarily for the benefit of the acquirer or the combined entity.

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

As part of the purchase price allocation, the Company identified developed product rights for Auryxia as the primary intangible asset. The fair value of the developed product rights for Auryxia was determined using the multi-period excess earnings method which is a variation of the income approach, and is a valuation technique that provides an estimate of the fair value of an asset based on the principle that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable to the asset, after taking charges for the use of other assets employed by the business. Key estimates and assumptions used in this model were projected revenues and expenses related to the asset, estimated contributory asset charges, and a risk-adjusted discount rate of 20.0% used to calculate the present value of the future expected cash inflows from the asset. The intangible asset is being amortized on a straight-line basis over its estimated useful life, which for Auryxia is nine years.

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

In connection with the Merger, the Company identified a preliminary deferred tax liability of $35.1 million as a result of the difference in the book basis and tax basis related to the identifiable inventory, other intangible assets, net and other liability. In determining the deferred tax liability to be recorded the Company elected to first consider the recoverability of the deferred tax assets acquired in the acquisition before considering the recoverability of the acquirer’s existing deferred tax assets. The deferred tax liability recorded as part of purchase accounting creates a source of future income against which the Company can benefit its tax attributes. The use of the Company’s tax attributes resulted in a release of the corresponding valuation allowance which was recorded as a benefit in the statement of operations. The fair values of deferred taxes may be subject to change as additional information becomes known and certain tax returns are finalized. Accordingly, the purchase price allocation is preliminary and remains subject to potential adjustments for the finalization of income taxes relating to purchase accounting. There can be no assurance that such finalizations will not result in material changes from the preliminary purchase price allocation. The Company’s estimates and assumptions are subject to change during the measurement period, which is up to one year from the acquisition date, as the Company finalizes the valuations of assets acquired and liabilities assumed.

6. Available For Sale Securities

Available for sale securities at March 31, 2019 and December 31, 2018 consist of the following:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2019
Cash and cash equivalents	$62,741	$—	$—	$62,741
Available for sale securities:
Certificates of deposit	$245	$—	$(1)	$244
U.S. government debt securities	89,549	22	(53)	89,518
Corporate debt securities	15,539	—	(4)	15,535
Total available for sale securities	$105,333	$22	$(58)	$105,297
Total cash, cash equivalents, and available for sale securities	$168,074	$22	$(58)	$168,038

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2018
Cash and cash equivalents	$104,644	$—	$—	$104,644
Available for sale securities:
Certificates of deposit	$245	—	—	$245
U.S. government debt securities	158,518	1	(198)	158,321
Corporate debt securities	58,494	—	(64)	58,430
Total available for sale securities	$217,257	$1	$(262)	$216,996
Total cash, cash equivalents, and available for sale securities	$321,901	$1	$(262)	$321,640

The estimated fair value of the Company’s available for sale securities balance at March 31, 2019, by contractual maturity, is as follows:

Due in one year or less	$105,297
Due after one year	—
Total available for sale securities	$105,297

There were no realized gains or losses on available for sale securities for the three months ended March 31, 2019 and 2018. The following table summarizes the Company’s available for sale securities that were in a continuous unrealized loss position, but were not deemed to be other-than temporarily impaired, as of March 31, 2019 and December 31, 2018:

	Unrealized Loss for Less Than 12 Months		Unrealized Loss for 12 Months or More		Total
	Gross		Gross		Gross
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(in thousands)
March 31, 2019
Available for sale securities:
U.S. government debt securities	$(4)	$15,205	$(50)	$39,793	$(54)	$54,998
Corporate debt securities	(4)	10,536	—	—	(4)	10,536
Total	$(8)	$25,741	$(50)	$39,793	$(58)	$65,534

	Unrealized Loss for Less Than 12 Months		Unrealized Loss for 12 Months or More		Total
	Gross		Gross		Gross
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(in thousands)
December 31, 2018
Available for sale securities:
U.S. government debt securities	$(159)	$116,026	$(39)	$29,934	$(198)	$145,960
Corporate debt securities	(64)	58,430	—	—	(64)	58,430
Total	$(223)	$174,456	$(39)	$29,934	$(262)	$204,390

There were 16 securities and 51 securities as of March 31, 2019 and December 31, 2018, respectively, that were in an unrealized loss position. The Company considered the decline in the market value of these securities to be primarily attributable to current economic conditions. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. As of March 31, 2019, the Company does not intend to sell these securities and it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity. As a result, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2019.

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

Assets measured or disclosed at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2019
Assets:
Cash and cash equivalents	$62,741	$—	$—	$62,741
Certificates of deposit	—	244	—	244
U.S. government debt securities	—	89,518	—	89,518
Corporate debt securities	—	15,535	—	15,535
	$62,741	$105,297	$—	$168,038

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2018
Assets:
Cash and cash equivalents	$104,644	$—	$—	$104,644
Certificates of deposit	—	245	—	245
U.S. government debt securities	—	158,321	—	158,321
Corporate debt securities	—	58,430	—	58,430
	$104,644	$216,996	$—	$321,640

The Company’s corporate debt securities are all investment grade.

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2019 and December 31, 2018.

Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would result in material changes in the fair value of investments.

8. Inventory

The components of inventory are summarized as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Raw materials	$1,744	$1,880
Work in process	198,961	215,122
Finished goods	27,900	18,182
Total inventory	$228,605	$235,184

	March 31, 2019	December 31, 2018
	(in thousands)
Balance Sheet Classification:
Inventory	$115,206	$114,245
Other assets	113,399	120,939
Total inventory	$228,605	$235,184

Long-term inventory, which primarily consists of raw materials and work in process, is included in other assets in the Company’s consolidated balance sheets.

Inventory amounts written down as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold totaled $1.7 million during the three months ended March 31, 2019. The Company did not have any inventory write-offs during the three months ended March 31, 2018 as there were no inventory amounts prior to the Merger on December 12, 2018. If future sales of Auryxia are lower than expected, the Company may be required to write-down the value of such inventories. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of sales in the unaudited condensed consolidated statement of operations.

9. Intangible Assets and Goodwill

Intangible Assets

The following table presents the Company’s intangible assets at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Gross Carrying Value	Accumulated Amortization	ASC 842 Adjustment	Total	Estimated useful life
Acquired intangible assets:
Developed product rights for Auryxia	$329,130	$(10,617)	$—	$318,513	9 Years
Favorable lease	545	(5)	(540)	—	N/A
Total	$329,675	$(10,622)	$(540)	$318,513

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Total	Estimated useful life
Acquired intangible assets:
Developed product rights for Auryxia	$329,130	$(1,517)	$327,613	9 Years
Favorable lease	545	(5)	540	4 Years
Total	$329,675	$(1,522)	$328,153

On December 12, 2018, the Company completed the Merger, whereby it acquired certain definite-lived intangible assets, including the developed product rights for Auryxia and a favorable lease. The Company amortizes its definite-lived intangible assets acquired as part of the Merger using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life. As a result of the adoption of ASC 842 on January 1, 2019, the Company reclassed the remaining balance of the favorable lease intangible asset into the operating lease asset. The Company recorded $9.1 million in amortization expense related to the developed product rights for Auryxia during the three months ended March 31, 2019. Estimated future amortization expense for the intangible asset as of March 31, 2019 is as follows:

Total
2019	$27,301
2020	36,402
2021	36,401
2022	36,402
2023	36,401
Thereafter	145,606
$318,513

Goodwill

Goodwill was $55.1 million as of March 31, 2019 and December 31, 2018, derived as follows:

Total Merger consideration	$527,754
Less: Fair value of identified acquired assets and liabilities, net	(472,701)
Goodwill	$55,053

Goodwill will be evaluated for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that an impairment may exist.

10. Accrued Expenses

Accrued expenses as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Accrued clinical expenses	$76,437	$71,881
Product revenue allowances	22,606	22,861
Professional fees	4,623	2,367
Lease liability	4,677
Accrued bonus	4,215	9,537
Accrued commercial manufacturing	3,118	6,383
Royalties	2,114	2,430
Accrued vacation	1,058	1,088
Accrued payroll	1,024	2,255
Merger costs	799	16,071
Accrued severance	202	3,962
Accrued other	16,930	12,082
Total accrued expenses	$137,803	$150,917

11. Debt

Revolving Line of Credit

Keryx, our wholly owned subsidiary following the Merger, has a $40.0 million revolving line of credit, or the Line of Credit, under its Loan and Security Agreement with Silicon Valley Bank, or SVB. Availability under the Line of Credit is subject to a borrowing base comprised of eligible receivables and eligible inventory of Keryx as set forth in the Loan and Security Agreement. As of March 31, 2019 and December 31, 2018, there was $0 and $15.0 million outstanding under the Line of Credit and the Company had approximately $20.8 million in available borrowing base as of March 31, 2019.

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

Upon an event of default under the Loan and Security Agreement, SVB is entitled to accelerate and demand payment of all amounts outstanding under the Loan and Security Agreement, stop advancing money or extending credit to Keryx, demand that Keryx deposit at least 105% of the face amount of any letters of credit remaining undrawn to secure all obligations thereunder, and exercise other remedies available to SVB under the Loan and Security Agreement and at law or in equity. As of March 31, 2019 and December 31, 2018, the Company determined that events of default have already occurred, and has not obtained a formal waiver from SVB with respect to these events of default. So long as these events of default are not waived or otherwise resolved, SVB has the right to take any of the foregoing remedies, including denying access to the Line of Credit. These events of default have no impact on the Company’s liquidity, as the Company’s operating plan and cash forecast assumes no future borrowings under the Line of Credit. There were no amounts outstanding under the Line of Credit as of March 31, 2019.

During the three months ended March 31, 2019, the Company recognized approximately $0.3 million of interest expense related to the Line of Credit. The Company did not incur any amortization expense related to the origination fee and other additional fees noted above as such fees were included in the fair value of the Line of Credit as of December 12, 2018, the date of which the Merger was consummated, in accordance with ASC 805.

12. Warrant

In connection with the Janssen Agreement, in February 2017 the Company issued a warrant to purchase 509,611 shares of the Company’s common stock at an exercise price of $9.81 per share. The warrant was fully vested upon issuance and is exercisable in whole or in part, at any time prior to February 9, 2022. The warrant satisfied the equity classification criteria of ASC 815, and is therefore classified as an equity instrument. The fair value at issuance of $3.4 million was calculated using the Black Scholes option pricing model and was charged to research and development expense as it represented consideration for a license for which the underlying intellectual property was deemed to have no alternative future use. As of March 31, 2019, the warrant remains outstanding and expires on February 9, 2022.

13. Stockholders’ Equity

Authorized and Outstanding Capital Stock

As of March 31, 2019, the authorized capital stock of the Company included 175,000,000 shares of common stock, par value $0.00001 per share, of which 117,122,262 and 116,887,518 shares were issued and outstanding at March 31, 2019 and December 31, 2018, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which 0 shares were issued and outstanding at March 31, 2019 and December 31, 2018.

At-the-Market Facility

In May 2016, the Company established an at-the-market, or ATM, equity offering program pursuant to which it was able to offer and sell up to $75.0 million of common stock at the then current market prices from time to time. Through December 31, 2018, the Company sold 1,775,214 shares of common stock under this program with net proceeds of $22.6 million, of which 694,306 shares were sold in the three months ended March 31, 2018 for net proceeds of approximately $10.5 million. During the three months ended March 31, 2019, the Company did not complete any sales of common stock under this program.

From April 1, 2019 through May 9, 2019, the Company sold 1,365,787 shares of common stock under the ATM program with net proceeds of $9.3 million.

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

Equity Plans

On February 28, 2014, the Company’s Board of Directors adopted its 2014 Incentive Plan and its 2014 Employee Stock Purchase Plan, or the ESPP, which were subsequently approved by its shareholders and became effective upon the closing of the Company’s initial public offering on March 25, 2014. The Company’s 2014 Incentive Plan was subsequently amended on December 11, 2018, which amendment did not require shareholder approval. The Company’s 2014 Incentive Plan, as amended, is referred to as the 2014 Plan. The 2014 Plan replaced the Company’s Amended and Restated 2008 Equity Incentive Plan, the 2008 Plan; however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. In May 2016, the Company’s Board of Directors approved an inducement award program that was separate from the Company’s equity plans and which, consistent with Nasdaq Listing Rule 5635(c)(4), did not require shareholder approval, or the Inducement Award Program. For 2019, the Company authorized the issuance of up to 3,150,000 shares for the purpose of granting options to purchase shares of the Company’s common stock to new hires under the Inducement Award Program, of which 299,700 options to purchase Akebia Shares were granted during the three months ended March 31, 2019 and 299,700 options to purchase Akebia Shares remained outstanding at March 31, 2019.

The 2014 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, RSUs, performance awards and other awards convertible into or otherwise based on shares of the Company’s common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1 of each calendar year, by an amount equal to three percent (3%) of the number of Akebia Shares outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31, or the 2014 Plan Evergreen Provision. The Company’s Board of Directors may act prior to January 1 of any year to provide that there will be no automatic increase in the number of Akebia Shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). On December 12, 2018, in connection with the consummation of the Merger, the Company assumed outstanding and unexercised options to purchase Keryx Shares, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, under the following Keryx equity plans, or the Keryx Equity Plans: the Keryx 1999 Share Option Plan, the Keryx 2004 Long-Term Incentive Plan, the Keryx 2007 Incentive Plan, the Keryx Amended and Restated 2013 Incentive Plan, and the Keryx 2018 Equity Incentive Plan, or the Keryx 2018 Plan. In addition, the number of Keryx Shares available for issuance under the Keryx 2018 Plan, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, may be used for awards granted by the Company under its 2014 Plan, or the Assumed Shares, provided that the Company uses the Assumed Shares for individuals who were not employees or directors of the Company prior to the consummation of the Merger. During the three months ended March 31, 2019, the Company granted 2,028,625 options to purchase Akebia Shares to employees under the 2014 Plan, 299,700 options to purchase Akebia Shares to employees under the Inducement Award Program, 1,390,000 Akebia RSUs to employees under the 2014 Plan, and no options to purchase Akebia Shares to directors under the 2014 Plan.

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

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	March 31, 2019	December 31, 2018
Common stock options and RSUs outstanding (1)	12,320,514	9,309,204
Shares available for issuance under Akebia equity plans (2)	8,027,219	4,526,563
Warrant to purchase common stock	509,611	509,611
Shares available for issuance under the ESPP (3)	563,545	603,522
Total	21,420,889	14,948,900

(1)	Includes awards granted under the 2014 Plan and the Inducement Award Program and awards issued in connection with the Merger.
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

Stock-Based Compensation

Stock Options

Service-Based Stock Options

On February 28, 2019, as part of the Company’s annual grant of equity, the Company issued 2,028,625 stock options to employees. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. Options granted by the Company vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options generally expire ten years after the date of grant. The Company recorded approximately $1.1 million and $1.9 million of stock-based compensation expense related to stock options during the three months ended March 31, 2019 and 2018, respectively.

Performance-Based Stock Options

On December 12, 2018, pursuant to the Merger Agreement, each outstanding and unexercised performance-based option to acquire Keryx Shares granted under a Keryx equity plan converted into a service-based option or performance-based option to acquire Akebia Shares, with the number of shares and exercise price adjusted by the Exchange Multiplier. As a result, the Company issued 233,954 performance-based options related to the Merger. The Company did not have any performance based-options outstanding in fiscal year 2018 prior to the consummation of the Merger. The potential range of shares issuable pursuant to the Company’s performance-based options range from 0% to 100% of the target shares based on financial measures. Performance-based options vest up to 50% upon achievement of performance condition and up to 50% one year following achievement of the performance condition.

Restricted Stock Units

On February 28, 2019, as part of the Company’s annual grant of equity, the Company issued 1,384,775 RSUs to employees. In addition, the Company occasionally issues RSUs not in connection with the annual grant process to employees. RSUs granted by the Company vest in one of the following ways: 100% of each RSU grant vests on either the first or the third anniversary of the grant date, or one third of each RSU grant vests on the first, second and third anniversaries of the grant date, subject, in each case, to the individual’s continued service through the applicable vesting date. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized on a straight-line basis over the vesting period. The Company recorded approximately $0.9 million and $0.2 million of stock-based compensation expense related to the Akebia employee RSUs during the three months ended March 31, 2019 and 2018, respectively.

Employee Stock Purchase Plan

The first offering period under the ESPP opened on January 2, 2015. The Company issued 39,977 shares during the three months ended March 31, 2019. The Company recorded approximately $48,000 and $61,000 of stock-based compensation expense related to the ESPP during the three months ended March 31, 2019 and 2018, respectively.

Compensation Expense Summary

The Company has classified its stock-based compensation expense related to share-based awards as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Research and development	$878	$618
Selling, general and administrative	1,216	1,614
Total	$2,094	$2,232

Compensation expense by type of award:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Stock options	$1,112	$1,941
Restricted stock units	934	230
Employee stock purchase plan	48	61
Total	$2,094	$2,232

14. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax basis purposes. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Accordingly, the Company has recorded a valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company continues to maintain the underlying tax benefits to offset future taxable income and to monitor the need for a valuation allowance based on the profitability of its future operations.

As of March 31, 2019 and December 31, 2018, the Company’s net deferred tax liability was $3.9 million and $6.6 million, respectively. Deferred tax liabilities can be reduced by deferred tax assets generated by the Company. During the three months ended March 31, 2019, the Company reduced its net deferred tax liability by a portion of the deferred tax asset associated with the state net operating loss for the period. As a result, the Company reported a $2.8 million tax benefit for the three months ended March 31, 2019.

15. Commitments and Contingencies

Leases

The Company leases approximately 65,167 square feet of office and lab space in Cambridge, Massachusetts under a lease which was most recently amended in April 2018, collectively the Cambridge Lease. Under the Third Amendment to the Cambridge Lease, or the Third Amendment, executed in July 2016, total monthly lease payments under the initial base rent were approximately $242,000 and are subject to annual rent escalations. In addition to such annual rent escalations, base rent payments for a portion of said premises commenced on January 1, 2017 in the monthly amount of approximately $22,000. The Fourth Amendment to Cambridge Lease, executed in May 2017, provided additional storage space to the Company and did not impact rent payments. In April 2018, the Company entered into a Fifth Amendment to the Cambridge Lease, or the Fifth Amendment, for an additional 19,805 square feet of office space on the 12th floor. Monthly lease payments for the existing 45,362 square feet of office and lab space, under the Third Amendment, remain unchanged. The new space leased by the Company was delivered in September 2018 and additional monthly lease payments of approximately $135,000 commenced in February 2019 and are subject to annual rent escalations, commencing in September 2019.

Additionally, as a result of the Merger, the Company now has a lease for 27,300 square feet of office space in Boston, Massachusetts, or the Boston Lease, which expires in February 2023. The total monthly lease payments under the base rent are approximately $136,000 and are subject to annual rent escalations.

The term of the Cambridge Lease with respect to the office space expires on September 11, 2026, with one five year extension option available. The term of the Cambridge Lease with respect to the lab space expires on November 30, 2021, with an extension option for one additional period of two years. The term of the Boston Lease office space expires on February 28, 2023, with an extension option for one additional five year extension option available. The renewal options in the Company’s real estate leases were not included in the calculation of the operating lease assets and operating lease liabilities as the renewal is not reasonably certain. The lease agreements do not contain residual value guarantees. Operating lease costs for the three months ended March 31, 2019 were $1.7 million and cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2019 were $1.7 million.

We have not entered into any material short-term leases or financing leases as of March 31, 2019.

Under the Fifth Amendment, the total security deposit in connection with the Cambridge Lease increased by $0.5 million from $1.3 million to $1.8 million. In May 2018, the security deposit was reduced by $0.2 million to $1.6 million, which remains in effect as of March 31, 2019. Additionally, the Company recorded $0.8 million for the security deposit under the Boston Lease. Both the Cambridge Lease and the Boston Lease have their security deposits is in the form of a letter of credit, all of which are included in prepaid expenses and other current assets and in other assets in the Company’s consolidated balance sheets as of March 31, 2019.

As of March 31, 2019, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter are as follows:

Operating
Leases
(in thousands)
Remaining 2019	$5,192
2020	7,008
2021	7,064
2022	6,735
2023	5,347
Thereafter	13,934
Total	$45,280

In arriving at the operating lease liabilities as of March 31, 2019, we applied incremental borrowing rates ranging from 5.91% to 6.94% over remaining lease terms ranging from 2.91 years to 7.69 years. As of March 31, 2019, the following represents the difference between the remaining undiscounted minimum rental commitments under non-cancelable leases and the operating lease liabilities:

Operating
Leases
(in thousands)
Total
Undiscounted minimum rental commitments	$45,280
Present value adjustment using incremental borrowing rate	(9,299)
Operating lease liabilities	$35,981

At December 31, 2018, the Company’s future minimum payments required under these leases are as follows:

Operating
Lease
(in thousands)
2019	$6,777
2020	7,008
2021	7,064
2022	6,735
2023	5,347
Thereafter	13,934
Total	$46,865

Manufacturing Agreements

As part of the Merger, the Company retained Keryx’s commercial supply agreements with BioVectra and Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.

Pursuant to the BioVectra Manufacture and Supply Agreement and the Product Manufacture and Supply and Facility Construction Agreement, collectively the BioVectra Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. In addition, the BioVectra Agreement contained contingent milestone payments for capital developments in connection with construction of an expansion of the site of the BioVectra production facility for the manufacture of drug substance for Auryxia. These milestone payments were achieved by BioVectra and fully recorded prior to the Merger. These milestone payments are recorded in other assets and amortized into drug substance as inventory is released to the Company. The term of the BioVectra Agreement expires in late 2026, after which, it automatically renews for specified terms until terminated. The Company may terminate the BioVectra Agreement prior to the expiration of the contract term, which could result in early termination fee. As of March 31, 2019, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $167.5 million through the end of the contract term.

As part of purchase accounting, the Company identified an executory contract in the BioVectra Agreement, which includes future firm purchase commitments. This executory contract was deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. As a result, the Company recorded a liability of $29.5 million in purchase accounting, as of the acquisition date for the preliminary fair value of the off-market element. Through March 31, 2019, the Company recorded $0.2 million in accretion expense related to the present value discount associated with this liability.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, or the Siegfried Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. The term of the Siegfried Agreement expires on December 31, 2021, after which, it automatically renews for one-year terms until terminated. The Siegfried Agreement provides for certain termination rights prior to December 31, 2021 for the Company. As of March 31, 2019, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $77.1 million through the year ending December 31, 2021.

Other Third Party Contracts

Under the Company’s agreement with IQVIA, formerly known as Quintiles IMS, to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of March 31, 2019 were approximately $143.1 million. The estimated period of substantive performance for the committed work with IQVIA is through the end of 2020. The Company also contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $71.9 million at March 31, 2019. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

16. Net Loss per Share

The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	As of March 31,
	2019	2018
Warrant	509,611	509,611
Outstanding stock options	10,261,827	4,061,068
Unvested restricted stock units	2,058,687	961,025
Total	12,830,125	5,531,704

17. Subsequent Events

On April 9, 2019, the Company and Esteve Química, S.A., or Esteve, entered into a supply agreement, or the Esteve Supply Agreement. The Esteve Supply Agreement includes the terms and conditions under which Esteve will manufacture vadadustat drug substance, or API, for commercial use. Pursuant to the Esteve Supply Agreement, the Company shall provide rolling forecasts to Esteve on a quarterly basis, or the Forecast. The Forecast shall reflect the Company’s needs for API produced by Esteve over a certain number of months, represented as a quantity of API per calendar quarter. The parties have agreed to a volume-based pricing structure under the Esteve Supply Agreement.

The Esteve Supply Agreement has an initial term of four years, beginning April 9, 2019 and ending April 9, 2023. The Esteve Supply Agreement may be extended by mutual agreement of the Company and Esteve. The Esteve Supply Agreement allows the Company to terminate the relationship within one hundred and eighty (180) days’ written notice for any reason, or by either party in the event of a material breach. The Esteve Supply Agreement includes customary terms relating to, among others, indemnification, intellectual property protection, confidentiality, remedies, warranties, as well as certain quality requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018, or the 2018 Annual Report, including the audited consolidated financial statements and notes thereto contained in our 2018 Annual Report. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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

We now have a commercial product and a late-stage product candidate:

•

Auryxia® (ferric citrate) is approved and marketed in the United States, or the U.S., for two indications: (1) the control of serum phosphorus levels in adult patients with chronic kidney disease, or CKD, on dialysis, or DD-CKD, or the Hyperphosphatemia Indication, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or NDD-CKD, or the IDA Indication. Ferric citrate is also approved and marketed in Japan as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, under the trade name Riona®  (ferric citrate hydrate) and approved in the European Union, or the EU, for the control of hyperphosphatemia in adult patients with CKD under the trade name Fexeric® (ferric citrate).

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

We market Auryxia in the U.S. with our well-established, nephrology-focused commercial organization. Our Japanese sublicensee, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona in Japan. Fexeric is not currently marketed in the EU, and our EU marketing authorization for Fexeric will cease to be valid on December 23, 2019 unless we commence marketing Fexeric in the EU by that date. We are exploring commercialization opportunities with third parties for Fexeric.

We plan to commercialize vadadustat, subject to U.S. Food and Drug Administration, or FDA, approval, in the U.S. with our commercial organization, while also leveraging our collaboration with Otsuka Pharmaceutical Co. Ltd., or Otsuka, and its U.S. commercial organization. We also granted Otsuka exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. In Japan and certain other countries in Asia, we granted Mitsubishi Tanabe Pharma Corporation, or MTPC, exclusive rights to commercialize vadadustat, subject to marketing approvals. In addition, we granted Vifor (International) Ltd., or Vifor Pharma, an exclusive license to sell vadadustat to Fresenius Kidney Care Group LLC, or FKC, which manages approximately 40% of the dialysis patients in the U.S., and to certain third party dialysis organizations approved by us, at U.S. dialysis clinics, up to an additional 20% of the dialysis market. The license granted to Vifor will be effective upon FDA approval of vadadustat, the earlier of a determination by the Centers for Medicare & Medicaid Services that vadadustat will be included in Medicare’s bundled reimbursement model or that vadadustat will be reimbursed using the Transitional Drug Add-On Payment Adjustment, and a milestone payment by Vifor Pharma.

Since our incorporation as a Delaware corporation in 2007, we have devoted the largest portion of our resources to our development efforts relating to vadadustat, including preparing for and conducting clinical studies of vadadustat, providing general and administrative support for these operations and protecting our intellectual property. Auryxia is our only product approved for sale and it generated approximately $23.1 million in revenue from product sales during the three months ended March 31, 2019. We have funded our operations primarily through equity offerings and strategic collaborations.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $72.4 million and $23.4 million for the three months ended March 31, 2019 and 2018, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our product revenue from Auryxia and, if approved, vadadustat, and our ability to obtain funding through equity or debt financings or strategic collaborations. We expect to continue to incur significant expenses if and as we:

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

We have one product approved for commercial sale but have not generated, and may not generate, enough product revenue from the sale of Auryxia to realize net profits from product sales. We have no manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize CROs to carry out our clinical development activities. If we obtain marketing approval for any of our product candidates, and as we continue to commercialize Auryxia, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. If and until we can generate a sufficient amount of revenue from product sales, we expect to finance future cash needs through public or private equity or debt offerings, payments from our collaborators, strategic transactions, or a combination of these approaches. If we are unable to raise additional capital in sufficient amounts when needed or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product or one or more of our product candidates. Any of these events could significantly harm our business, financial condition and prospects.

From inception through March 31, 2019, we raised approximately $468.4 million of net proceeds from the sale of equity including $377.4 million from various underwritten public offerings, $41.0 million from an at-the-market offering, or ATM, pursuant to sales agreements with Cantor Fitzgerald & Co and $50.0 million from the sale of 3,571,429 shares of common stock to Vifor Pharma. At inception of our collaboration agreements with Otsuka and MTPC, they committed to approximately $573.0 million or more in cost-share funding, which we generally continue to receive on a quarterly prepaid basis, and license payments. Of these commitments, we received approximately $272.0 million at the onset of the collaboration agreements.

Financial Overview

Revenue

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

From inception through March 31, 2019, we have incurred $836.1 million in research and development expenses. We plan to increase our research and development expenditures for the foreseeable future as we continue the development of vadadustat and any other product candidates. Our current and/or planned research and development activities include the following:

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

We anticipate that our selling, general and administrative expenses will increase in the future as we increase our headcount to support continued commercialization of Auryxia and continued research and development and potential commercialization of our product candidates. We also anticipate increased expenses related to finance, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and U.S. Securities and Exchange Commission, or SEC, requirements, and our other costs associated with being a public company, particularly as our compliance obligations will increase once we are no longer an “emerging growth company” on December 31, 2019.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended		Increase
	March 31, 2019	March 31, 2018	(Decrease)
	(In Thousands)
Revenues:
Product revenue, net	$23,111	$—	$23,111
License, collaboration and other revenue	49,555	45,930	3,625
Total revenues	72,666	45,930	26,736
Cost of goods sold:
Product	22,157	—	22,157
Amortization of intangibles	9,100	—	9,100
Total cost of goods sold	31,257	—	31,257
Operating expenses:
Research and development	82,351	61,404	20,947
Selling, general and administrative	34,291	9,024	25,267
License expense	736	—	736
Total operating expenses	117,378	70,428	46,950
Operating loss	(75,969)	(24,498)	51,471
Other income, net	791	1,080	(289)
Net loss before income taxes	(75,178)	(23,418)	51,760
Benefit from income taxes	(2,757)	—	(2,757)
Net loss	$(72,421)	$(23,418)	$49,003

Product Revenue, Net. Net product revenue is derived from sales of our sole commercial product, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. We began recording product revenue on sales of Auryxia in the U.S. on December 12, 2018 following the consummation of the Merger. Net product revenue was $23.1 million for the three months ended March 31,2019. During the three months ended March 31, 2019, the average net sales price per unit (after accounting for fees, rebates, chargebacks, and other discounts or reserves, or the gross-to-net adjustment) was approximately 50% of the wholesale acquisition cost, or WAC, which is the gross list price at which our direct customers purchase each unit.

Net U.S Auryxia product revenue for the three months ended March 31, 2018, as reported in the Keryx Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 prior to the Merger, was $20.6 million. The increase in net product revenue for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily driven by the increase in patient prescriptions, related units sold, and an increase in gross selling price which occurred in December 2018. In September 2018, CMS decided that Auryxia would not be covered by Medicare for the IDA Indication. While this decision does not impact CMS coverage of the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use in the Hyperphosphatemia Indication. We are engaged in discussions with CMS with the goal of restoring coverage under Medicare for the IDA Indication. While we believe that the vast majority of the Medicare prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Medicare with prior authorization, the prior authorization requirement had and may continue to have an adverse impact on the timing of prescriptions and Auryxia product revenue.  Over the mid- to long-term, we believe that we are well positioned to grow Auryxia revenue in the hyperphosphatemia and IDA markets.

License, Collaboration and Other Revenue. License, collaboration and other revenue was $49.6 million for the three months ended March 31, 2019 compared to $45.9 million for the three months ended March 31, 2018. We recognized $48.2 million in collaboration revenue for the three months ended March 31, 2019 from our cost sharing arrangement under the Otsuka collaboration agreement for the U.S., or the Otsuka U.S. Agreement, and the Otsuka collaboration agreement for certain territories outside the U.S., or the Otsuka International Agreement. We recognized $45.7 million in collaboration revenue for the three months ended March 31, 2018 from our cost sharing arrangement under the Otsuka U.S. Agreement, which commenced in December 2016, the Otsuka International Agreement, which commenced in April 2017, and our collaboration agreement with MTPC, or the MTPC Agreement, for which the deliverables associated with the revenue recognition criteria, as required under ASC 606, were satisfied in the second quarter of 2018. The increase in revenue between the two periods was primarily attributable to an additional $11.6 million of revenue recognized under both the Otsuka U.S. Agreement and Otsuka International Agreement, partially offset by a decrease of $9.1 million of revenue recognized in connection with the MTPC Agreement. The remaining variance is primarily due to an increase in license revenue relating to our sublicense agreement with JT and Torii and includes license fees and royalties on net product sales of Riona in Japan. We expect our collaboration revenue to increase in future periods following an increase in the aggregate percentage of the current global development costs Otsuka funds from 52.5% to 80%, which is expected to occur in the second quarter of 2019.

Cost of Goods Sold - Product. Cost of goods sold of $22.2 million for the three months ended March 31, 2019 consists primarily of costs associated with the manufacturing of Auryxia and a $14.6 million charge related to the fair-value inventory step-up from the application of purchase accounting.

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia. This intangible asset is being amortized over its estimated useful life of approximately 9 years using a straight-line method. Amortization of intangibles for the three months ended March 31, 2019 was $9.1 million.

Research and Development Expenses. Research and development expenses were $82.4 million for the three months ended March 31, 2019, compared to $61.4 million for the three months ended March 31, 2018, an increase of $21.0 million. The increase was primarily due to the following:

(in millions)
PRO2TECT and INNO2VATE Phase 3 program	$11.5
Manufacture of drug substance and drug product	1.6
Regulatory activities and other clinical and preclinical activities	0.4
FO2RWARD-2 and TRILO2GY-2 studies[1]	(0.1)
Japan Phase 2 studies	(0.8)
Total increase related to the continued development of vadadustat	12.6
Headcount, consulting and facilities	4.7
Other research	2.6
Other	1.1
Total other decreases	8.4
Total net increase	$21.0

(1)	Includes costs from FO2RWARD, FO2RWARD-2, TRIL2OGY, and TRILO2GY-2 studies.

The increase in the costs related to the development of vadadustat is primarily attributable to an increase in external costs related to the continued advancement of the PRO2TECT and INNO2VATE Phase 3 program, including ongoing enrollment, manufacture of drug substance and drug product and regulatory activities in support of the global Phase 3 program, as well as other clinical and preclinical activities, the aggregate which was partially offset by a decrease in costs related to the FO2RWARD, which has been replaced by FO2RWARD-2, TRILO2GY, which has been replaced by TRILO2GY-2, and Japan Phase 2 studies, which are now complete. The increase in research and development expenses were further impacted by increases in headcount and consulting costs to support our expanding research and development programs. We expect to continue to incur significant research and development expenses in future periods in support of our global Phase 3 program and other studies for vadadustat and development of our other product candidates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $34.3 million for the three months ended March 31, 2019, compared to $9.0 million for the three months ended March 31, 2018. The increase of $25.3 million was primarily due to commercialization costs associated with Auryxia as there were no comparable commercialization costs in the first quarter of 2018. We expect our selling, general and administrative expenses to increase in future periods to support our continued commercialization of Auryxia and our continued research and development and potential commercialization of vadadustat and other product candidates.

Other Income, Net. Other income, net, was $0.8 million for the three months ended March 31, 2019 and $1.1 million for the three months ended March 31, 2018. The decrease in other income, net was primarily due to interest expense associated to our Line of Credit with SVB, partially offset by higher interest income caused by higher average interest rates on our investments in 2019.

Benefit from Income Taxes. Benefit from income taxes was $2.8 million for the three months ended March 31, 2019 due to a decrease in our net deferred tax liabilities, or DTLs. During the three months ended March 31, 2019, there was an increase in deferred tax asset associated with the state net operating loss generated during the period. This increase in deferred tax asset reduced our net DTLs which created a benefit from income taxes for the three months ended March 31, 2019.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of March 31, 2019, we had an accumulated deficit of $586.8 million. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally through sales of our common stock, payments received from our collaboration partners, and following the Merger, product sales. As of March 31, 2019, we had cash and cash equivalents and available for sale securities of approximately $168.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities stated at fair value, are also available as a source of liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(137,929)	$(20,330)
Investing activities	110,473	12,434
Financing activities	(14,447)	95,911
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(41,903)	$88,015

Operating Activities. Net cash used in operating activities of $137.9 million for the three months ended March 31, 2019 was largely driven by timing of payments on our Phase 3 development program for vadadustat, payments for inventory and merger-related liabilities. These payments were partially offset by adjustments for non-cash items, including the fair value write-up of inventory sold of $14.6 million, amortization of intangibles of $9.1 million, and stock-based compensation expense of $2.1 million.

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

Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2019 was $110.5 million and was comprised primarily of proceeds from the maturities of available for sale securities of $78.7 million and proceeds from the sales of available for sale securities of $33.7 million, partially offset by purchases of equipment of $1.9 million.

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

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2019 was $14.4 million and consisted primarily of payments on loans payable of $15.0 million, partially offset by proceeds from the exercise of stock options and proceeds from the sale of stock under our employee stock purchase plan.

Net cash provided by financing activities for the three months ended March 31, 2018 was $95.9 million and consisted primarily of net proceeds from the public issuance of common stock, proceeds from the exercise of stock options and proceeds from the sale of stock under our employee stock purchase plan.

Operating Capital Requirements

As a result of the Merger, we have one product, Auryxia, approved for commercial sale, but have not generated, and may not generate, enough product revenue from the sale of Auryxia to realize net profits from product sales. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek marketing approvals for, our product candidates. We are subject to all risks incident to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect to continue to incur additional costs associated with operating as a public company and we anticipate that we will need substantial additional funding in connection with our continuing operations.

We ended the first quarter of 2019 with cash, cash equivalents and available for sale securities of $168.0 million. At the inception of our collaboration agreements with Otsuka and MTPC, they committed to approximately $573.0 million or more in cost-share funding, of which we generally continue to receive on a quarterly prepaid basis, and royalty and license payments. Of these commitments, we received approximately $272.0 million at the onset of the collaboration agreements. We expect our cash resources, including committed research and development funding from our collaborators, to fund our current operating plan into the third quarter of 2020.

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

Additionally, as a result of the Merger, we have a lease for 27,300 square feet of office space in Boston, Massachusetts, or the Boston Lease, which expires in February 2023. The total monthly lease payments under the base rent are approximately $136,000 and are subject to annual rent escalations. By the end of 2019, we plan to move employees based in our Boston office to our Cambridge office and to sublet our Boston office.

Debt

Keryx, our wholly owned subsidiary following the Merger, has a $40.0 million revolving line of credit, or the Line of Credit, under its Loan and Security Agreement with Silicon Valley Bank, or SVB. Availability under the Line of Credit is subject to a borrowing base comprised of eligible receivables and eligible inventory of Keryx as set forth in the Loan and Security Agreement. As of March 31, 2019 and December 31, 2018, there was $0 and $15.0 million outstanding under the Line of Credit and we had approximately $20.8 million in available borrowing base as of March 31, 2019.

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

Upon an event of default under the Loan and Security Agreement, SVB is entitled to accelerate and demand payment of all amounts outstanding under the Loan and Security Agreement, stop advancing money or extending credit to Keryx, demand that Keryx deposit at least 105% of the face amount of any letters of credit remaining undrawn to secure all obligations thereunder, and exercise other remedies available to SVB under the Loan and Security Agreement and at law or in equity. As of March 31, 2019, and December 31,

2018, Akebia has determined that events of default have already occurred, and has not obtained a formal waiver from SVB with respect to these events of default. So long as these events of default are not waived or otherwise resolved, SVB has the right to take any of the foregoing remedies, including denying access to the Line of Credit. These events of default have no impact on Akebia’s liquidity, as Akebia’s operating plan and cash forecast assumes no future borrowings under the Line of Credit. There were no amounts outstanding under the Line of Credit as of March 31, 2019.

Manufacturing Agreements

As a result of the Merger, our contractual obligations now include Keryx’s commercial supply agreements with BioVectra Inc., or BioVectra, and Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.

Pursuant to the BioVectra Manufacture and Supply Agreement and the Product Manufacture and Supply and Facility Construction Agreement, collectively, the BioVectra Agreement, we have agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. In addition, the BioVectra Agreement contained contingent milestone payments for capital developments in connection with construction of an expansion of the site of the BioVectra production facility for the manufacture of drug substance for Auryxia. These milestone payments were achieved by BioVectra and paid and fully recorded prior to the Merger. The term of the BioVectra Agreement expires in late 2026, after which, it automatically renews for specified terms until terminated. We have the right to terminate the BioVectra Agreement prior to the contract term, which could result in an early termination fee. As of March 31, 2019, we are required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $167.5 million through the year ended December 31, 2026.

As part of purchase accounting, we identified an executory contract in the supply agreement between Keryx and BioVectra, which includes future firm purchase commitments. This executory contract was deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. As a result, we recorded a liability of $29.5 million in purchase accounting as of the acquisition date for the preliminary fair value of the off-market element. Through March 31, 2019, the Company recorded $0.2 million in accretion expense related to the present value discount associated with this liability.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, or the Siegfried Agreement, we have agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. The term of the Siegfried Agreement expires on December 31, 2021, after which, it automatically renews for one-year terms until terminated. The Siegfried Agreement provides us with certain termination rights prior to December 31, 2021. As of March 31, 2019, we are required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $77.1 million through the year ended December 31, 2021.

Other Third Party Contracts

Under our agreement with IQVIA, formerly known as Quintiles IMS, to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of March 31, 2019 were approximately $143.1 million. The estimated period of performance for the committed work with IQVIA is through the end of 2020. We also contract with various other organizations to conduct research and development activities with remaining contract costs to us of approximately $71.9 million as of March 31, 2019. The scope of the services under these research and development contracts can be modified and the contracts cancelled by us upon written notice, and therefore not included in the table of contractual obligations and commitments. In some instances, the contracts may be cancelled by the third party upon written notice.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

During the three months ended March 31, 2019, there were no material changes to our critical accounting policies, other than as described below, as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 26, 2019.

Inventory

We value our inventories at the lower-of-cost or net realizable value. We determine the cost of our inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. We classify inventory costs as long-term, in other assets in our unaudited condensed consolidated balance sheets, when we expect to utilize the inventory beyond our normal operating cycle.

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

We perform an assessment of the recoverability of capitalized inventory during each reporting period, and write down any excess and obsolete inventory to our net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of product sales in the unaudited condensed consolidated statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. Additionally, our product is subject to strict quality control and monitoring that we perform throughout the manufacturing process. In the event that certain batches or units of product no longer meet quality specifications, we will record a charge to cost of product sales to write-down any unmarketable inventory to its estimated net realizable value. In all cases, product inventory is carried at the lower of cost or its estimated net realizable value.

Revenue

We generate revenues primarily from sales of Auryxia, see Note 3 to our condensed consolidated financial statements in Part I, Item 1. Financial Statements (unaudited), and from our collaborations with MTPC and Otsuka, see Note 4 to our condensed consolidated financial statements in Part I, Item 1 – Financial Statements (unaudited). We recognize revenue in accordance with ASC 606, which applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps:

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

Trade Discounts and Allowances: We generally provide Customers with discounts that include incentive fees that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we compensate (through trade discounts and allowances) our Customers for sales order management, data, and distribution services. However, we have determined such services received to date are not distinct from our sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the unaudited condensed consolidated statement of operations and comprehensive loss through December 31, 2018. We record a corresponding reduction to accounts receivable (if the trade discount and/or allowance will be credited to the Customer) or an increase to accrued expense (if the trade discount and/or allowance is payable to a Customer) on the consolidated balance sheets.

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

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements, we implement the five-step model noted above. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine whether the individual promises represent separate performance obligations or as a combined performance obligation, and to determine the stand-alone selling price for each performance obligation identified in the contract. A deliverable represents a separate performance obligation if both of the following criteria are met: (i) the customer can benefit from the good or service either on our own or together with other resources that are readily available to the customer, and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. With regard to the MTPC and Otsuka collaboration agreements, we recognize revenue related to amounts allocated to the identified performance obligation on a proportional performance basis as the underlying services are performed.

Licenses of Intellectual Property

If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone Payments

At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to assess the milestone as probable of being achieved. There is considerable judgment involved in determining whether a milestone is probable of being reached at each specific reporting period. Milestone payments that are not within our control or the customer, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenues as, or when, the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.

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

Collaborative Arrangements

We record the elements of our collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. We consider the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between us and our collaborative partner and the transactions between us and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. Therefore, we recognize our allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the Otsuka U.S. Agreement as a component of the related expense in the period incurred. During the three months ended March 31, 2019 and 2018, we incurred approximately $0.3 million and $0.4 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, as defined below in Note 4 to our consolidated financial statements in Part I, Item I. Financial Statements, of which approximately $0.2 million and $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, Otsuka incurred approximately $0.4 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.2 million are reimbursable by us and recorded as an increase to research and development expense. No costs were incurred by Otsuka related to the cost-sharing provisions of the Otsuka U.S. Agreement during the three months ended March 31, 2018. To the extent product revenue is generated from the collaboration, we recognize our share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.

Recent Accounting Pronouncements

For additional discussion of recent accounting pronouncements, please refer to New Accounting Pronouncements – Recently Adopted and New Accounting Pronouncements – Not Yet Adopted included within Note 2, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2019, and December 31, 2018, we had cash and cash equivalents and available-for-sale securities of $168.0 million and $321.6 million, respectively, consisting primarily of money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. Currently, we do not hedge our interest rate exposures.

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

As of March 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, we implemented certain internal controls in connection with our adoption of ASC 842. There have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Three of the Merger Securities Actions were filed in the United States District Court for the District of Delaware, or the Delaware District Court: Corwin v. Keryx Biopharmaceuticals, Inc., et al. (filed October 16, 2018); Van Hulst v. Keryx Biopharmaceuticals, Inc., et al. (filed October 24, 2018); and Andreula v. Keryx Biopharmaceuticals, Inc., et al. (filed November 1, 2018). On January 4, 2019, plaintiff John Andreula filed a motion to consolidate the three actions pending in the Delaware District Court and appoint himself as lead plaintiff. On March 27, 2019, the plaintiff in the Van Hulst action filed a notice of voluntary dismissal of the action without prejudice. On April 2, 2019, the Delaware District Court granted plaintiff Andreula’s motion, consolidated the Corwin and Andreula cases under the caption In re Keryx Biopharmaceuticals, Inc., or the Consolidated Action, and appointed plaintiff Andreula as lead plaintiff. Under the scheduling order applicable to the Consolidated Action, lead plaintiff Andreula has until June 3, 2019 to file a consolidated amended complaint. The fourth Merger Securities Action was filed in the United States District Court for the District of Massachusetts, or the Massachusetts District Court: Rosenblatt v. Keryx Biopharmaceuticals, Inc., et al. (filed October 23, 2018). The plaintiff in the Rosenblatt action filed a notice of voluntary dismissal of the action without prejudice, on February 19, 2019.

On December 10, 2018, a purported stockholder of Keryx, Michael J. Donnelly, filed a complaint against Keryx pursuant to Section 220 of the Delaware General Corporation Law in the Delaware Court of Chancery, captioned Donnelly v. Keryx Biopharmaceuticals, Inc., or the Donnelly Action. The Donnelly Action seeks inspection of various Keryx books and records, purportedly to investigate “possible wrongdoing,” in connection with Keryx’s negotiation and approval of the Merger, as well as the independence of former members of Keryx’s Board of Directors, some of whom are current members of our Board of Directors. In addition to the production of books and records, the Donnelly Action seeks costs and expenses incurred in the action, including reasonable attorneys’ fees. On January 31, 2019, Keryx answered the complaint in the Donnelly Action. The Delaware Court of Chancery entered a scheduling order to govern the Donnelly Action on March 28, 2019. Pursuant to the scheduling order, the trial for the Donnelly Action is currently scheduled for July 10, 2019.

Shareholder Litigation Relating to Auryxia Supply

Four putative class action lawsuits have been filed against Keryx and certain of its former officers (Gregory P. Madison, Scott A. Holmes, Ron Bentsur, and James Oliviero) and consolidated in the Massachusetts District Court, captioned Karth v. Keryx Biopharmaceuticals, Inc., et al. (filed October 26, 2016, with an amended complaint filed on February 27, 2017). Plaintiff seeks to represent all stockholders who purchased shares of Keryx common stock between May 8, 2013 and August 1, 2016. The complaint alleges that Keryx and the named individual defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning Keryx, its supplier relationships, and future prospects, and that the allegedly misleading statements were not made known to the market until Keryx’s August 1, 2016 announcement of an interruption in its supply of Auryxia. By order dated July 19, 2018, the Massachusetts District Court granted in part and denied in part the defendants’ motion to dismiss the complaint. On February 27, 2019, defendants filed a motion for judgment on the pleadings.  On April 30, 2019, plaintiff filed a motion to further amend his Complaint, and also moved for class certification.

The Massachusetts District Court has scheduled oral argument on the motions for judgment on the pleadings and class certification for June 19, 2019. The parties are presently engaged in discovery. No trial date has been set.

Two stockholder derivative complaints also were filed on December 16, 2016 against Keryx and certain of its former officers (Gregory P. Madison, Scott A. Holmes, Ron Bentsur and James Oliviero) certain of its former directors (Kevin J. Cameron, Daniel P. Regan, Steven C. Gilman, Michael Rogers Michael P. Tarnok, Joseph Feczko, Jack Kaye Wyche Fowler, Jr. and John P. Butler), some of whom are current directors and officers of ours, in the Superior Court of Massachusetts, one captioned Venkat Vara Prasad Malledi v. Keryx Biopharmaceuticals, Inc., et al., and one captioned James Anderson v. Keryx Biopharmaceuticals, Inc., et al. Each of these two complaints generally alleges breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement and corporate waste. On June 27, 2017, the Superior Court of Massachusetts granted the parties’ motion to consolidate and stay the derivative litigations. All of the complaints seek unspecified damages, interest, attorneys’ fees, and other costs.

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

Legal Proceedings Relating to Auryxia

ANDA Litigation

On October 31, 2018, November 6, 2018, December 24, 2018 and February 4, 2019, Keryx received Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the U.S. Food and Drug Administration, or FDA, by Lupin Atlantis Holdings SA, or Lupin, Teva Pharmaceuticals USA, Inc., or Teva, Chemo Research S.L., or Chemo, and Mylan Pharmaceuticals Inc., or Mylan, respectively, requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet). On December 13, 2018, Keryx and its licensors, Panion & BF Biotech, Inc., or Panion, and Chen Hsing Hsu, M.D., filed a complaint for patent infringement against Lupin and Lupin Ltd., or the Lupin Defendants, in the Delaware District Court, arising from Lupin’s ANDA filing with the FDA. On December 19, 2018, Keryx and Panion filed a complaint for patent infringement against Teva and Teva Pharmaceutical Industries Limited, or the Teva Defendants, in the Delaware District Court arising from Teva’s ANDA filing with the FDA. On February 1, 2019, Keryx, Panion and Dr. Hsu filed a complaint for patent infringement against Chemo and Insud Pharma S.A., or the Chemo Defendants, in the Delaware District Court arising from Chemo’s ANDA filing with the FDA. On March 15, 2019, Keryx, Panion and Dr. Hsu filed a complaint for patent infringement against Mylan in the United States District Court for the Northern District of West Virginia of arising from Mylan’s ANDA filing with the FDA. On April 18, 2019, Keryx, Panion and Dr. Hsu filed a motion with the Judicial Panel on Multidistrict Litigation seeking to consolidate these four cases in the Delaware District Court for pretrial proceedings.

As a result of the timely filing of these lawsuits in accordance with the relevant statute, a 30-month stay of approval will be imposed by the FDA on Lupin’s first ANDA, Teva’s ANDA, Chemo’s ANDA, and Mylan’s ANDA, which stays are expected to remain in effect until April 2021, May 2021, June 2021 and August 2021, respectively, absent an earlier judgment by the court in each of these lawsuits finding the patents at issue invalid, unenforceable or not infringed. We and the other plaintiffs in each of these lawsuits are seeking, among other relief, an order that the effective date of FDA approval of the ANDA be a date no earlier than the expiration of each of the patents at issue and equitable relief enjoining the Lupin Defendants, the Teva Defendants, the Chemo Defendants, and Mylan from infringing these patents.

On March 29, 2019, April 2, 2019, and April 12, 2019, Keryx received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA by Lupin Ltd., Watson Laboratories, Inc., or Watson, a wholly-owned, indirect subsidiary of Teva, and Par Pharmaceutical, Inc., or Par, an Endo International company, or Endo, respectively, requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet). We have a period of 45 days after the receipt of each such Paragraph IV certification notice letter to file a patent infringement lawsuit that would automatically prevent the FDA from approving each such ANDA until the earlier of 30 months after the receipt of the applicable Paragraph IV notice, expiration of the applicable patent(s), or a decision in the infringement case that is favorable to the applicable ANDA applicant.

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

On December 23, 2016, a third party filed an opposition to our issued European Patent No. 1 978 807, or the ’807 EP Patent, in the EPO. During the oral proceedings, which took place on June 8, 2018, the Opposition Division of the EPO maintained the ’807 EP Patent as granted. This decision resulted in the maintenance of all of the claims of the patent, including claims directed to the use of ferric citrate for preventing, reversing, maintaining or delaying progression of chronic kidney disease, or CKD. On November 16, 2018, the third party filed an appeal of the decision of the Opposition Division of the EPO, which is presently pending. We anticipate the appeal will take a few years to resolve.

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

On April 3, 2019, we filed oppositions to FibroGen’s European Patent Nos. 2289531, or the ’531 EP Patent, and 2298301, or the ’301 EP Patent in the EPO, respectively, requesting the patents be revoked in their entirety.

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

On December 13, 2018, we and our collaboration partner, Otsuka Pharmaceutical Co. Ltd., or Otsuka, filed Particulars of Claim in the Patents Court of the United Kingdom, or the UK, to challenge the validity of FibroGen, Inc.’s six HIF-related patents in the UK: the ’823 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), the ’155 EP Patent (UK), European Patent (UK) No. 2,289,531, or the ’531 EP Patent (UK), and European Patent (UK) No. 2,298,301, or the ’301 EP Patent (UK).  In March 2019, Astellas Pharma Inc., or Astellas, the exclusive licensee of FibroGen’s HIF-related patents, sued Akebia and Otsuka for patent infringement in the Patents Court of the UK. On December 21, 2018, GlaxoSmithKline UK Limited and GlaxoSmithKline Intellectual Property (No. 2) Limited, or, collectively, Glaxo UK, also filed Particulars of Claim in the Patents Court of the UK to challenge the validity of the ’153 EP Patent (UK) and the ’155 EP Patent (UK). In March 2019, Astellas sued Glaxo UK for patent infringement in the Patents Court of the UK.

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

In October and November 2018, four purported shareholders of Keryx filed four separate putative class actions against Keryx and the former members of Keryx’s Board of Directors (some of whom are current members of our Board of Directors) and, with respect to one action, Alpha Therapeutics Merger Sub, Inc. and Akebia, challenging the disclosures made in connection with the Merger. Among other things, the complaints seek rescission of the Merger or rescissory damages; a declaration that that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 14a-9 thereunder; and an award of plaintiffs’ costs, including reasonable allowance for attorneys’ fees and experts’ fees.  In addition, in December 2018, a purported stockholder of Keryx filed a complaint against Keryx pursuant to Section 220 of the Delaware General Corporation Law, which seeks inspection of various Keryx books and records, purportedly to investigate “possible wrongdoing,” in connection with Keryx’s negotiation and approval of the Merger, as well as the independence of former members of Keryx’s Board of Directors (some of whom are current members of our Board of Directors). In addition to the production of books and records, the Section 220 action seeks costs and expenses incurred in the action, including reasonable attorneys’ fees. See Part II, Item 1. Legal Proceedings for further information relating to the lawsuits. Additional lawsuits arising out of the Merger may be filed in the future. We could be forced to expend significant resources in the defense of these lawsuits, including but not limited to, costs associated with the indemnification of Keryx and Akebia directors and officers, and the lawsuits, regardless of outcome, could have a negative effect on our reputation, stock price and results of operations. In addition, rescission of the Merger, monetary damages or other adverse judgment would have a material adverse effect on our business and financial position.

Our financial statements include goodwill and other intangible assets as a result of the Merger. These assets could become impaired in the future under certain conditions.

Accounting standards in the United States require that one party to the Merger be identified as the acquirer. In accordance with these standards, the Merger was accounted for as an acquisition of all outstanding shares of Keryx common stock by us, as the acquirer, and followed the acquisition method of accounting for business combinations. Our assets and liabilities were consolidated with those of Keryx on our financial statements. We measured Keryx’s assets acquired and liabilities assumed by us at their fair values, including net tangible and identifiable intangible assets acquired and liabilities assumed, as of the consummation of the Merger. The excess of the purchase price over the fair value of Keryx’s assets and liabilities was recorded as goodwill. The Merger added approximately $384.7 million of goodwill and definite lived intangible assets to our financial statements as of December 12, 2018. Our definite lived intangible assets are amortized over their estimated useful lives. In accordance with generally accepted accounting principles, or GAAP, we will be required at least annually to review the carrying value of our goodwill, and for definite lived intangible assets when indicators of impairment are present, to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment of the value of these assets. Conditions that could indicate impairment and necessitate an evaluation of these assets include, but are not limited to, a significant adverse change in the business climate or the legal or regulatory environment within which we operate. In addition, the deterioration of a company’s market capitalization significantly below its net book value is an indicator of impairment. To the extent goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on our future operating results and financial position.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses and cannot guarantee when, if ever, we will become profitable or attain positive cash flows.

Investment in pharmaceutical product development and commercialization is highly speculative because it entails upfront capital expenditures and significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities and, following the Merger, commercialization. We have financed our operations primarily through sales of equity securities, our strategic collaborations and, following the Merger, product revenues. Prior to the Merger, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable and have incurred net losses each year since our inception, including net losses of $72.4 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $586.8 million. We cannot guarantee when, if ever, we will become profitable. Our ability to generate product revenue and achieve profitability depends significantly on our success in many areas, including the following:

•	developing, commercializing and marketing Auryxia, vadadustat, if approved, or any other product or product candidate, including those that may be in-licensed or acquired;
•	completing preclinical and clinical development of our product candidates;
•

seeking and obtaining and, if approved, maintaining marketing approvals for our product candidates after completion of clinical studies and the timing of such approvals, and maintaining marketing approvals for Auryxia;

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
•

obtaining sufficient pricing and reimbursement for Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired, from private and governmental payors;

•	obtaining market acceptance of Auryxia, vadadustat and any other product candidate, including those that may be in-licensed or acquired, as viable treatment options;
•

the size of any market in which Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired, receive approval and obtaining adequate market share in those markets;

•	addressing any competing products;
•	identifying, assessing, acquiring and/or developing new product candidates;
•	negotiating favorable terms in any transaction into which we may enter, including collaboration, merger, acquisition and licensing arrangements;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	integrating following the Merger; and
•	attracting, hiring and retaining qualified personnel.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our product revenue from Auryxia and, if approved, vadadustat, and our ability to obtain funding through equity or debt financings or strategic collaborations. We expect to continue to incur significant expenses if and as we:

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
•

engage in transactions, including strategic, merger, collaboration, acquisition and licensing transactions, pursuant to which we would market and develop commercial products, or develop and commercialize other product candidates and technologies;

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

We also could be forced to expend significant resources in the defense of the pending securities class action and shareholder derivative lawsuits brought against us, Keryx and certain of Keryx’s former directors and officers, some of whom are current directors and officers of ours, and other legal proceedings, as described under Part II, Item 1. Legal Proceedings, or any other such lawsuits brought against us in the future.

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

Even if we succeed in receiving marketing approval for and are able to commercialize vadadustat, we will continue to incur substantial research and development and other expenditures to develop and market, if approved, any other product candidates as well as any costs relating to continued commercialization and post-marketing requirements for Auryxia, vadadustat and any other product candidates that may receive marketing approval. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities, or if we otherwise believe it is necessary, to change our manufacturing processes or assays, to amend or replace our study protocols, to repeat any of our clinical trials, to perform studies in addition to, different from or larger than those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates. Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercializing Auryxia, vadadustat, if approved, and any other approved product candidate. In addition, our ability to generate revenue would be negatively affected if the size of our addressable patient population is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. Even though we generate product revenue from Auryxia and may generate revenues from the sale of any product candidates that may be approved in the future, we may never generate revenue that is significant enough to become and remain profitable, and we may need to obtain additional funding to continue operations.

We will require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

As of March 31, 2019, our cash and cash equivalents and available for sale securities were $168.0 million. We expect to continue to expend substantial amounts for the foreseeable future continuing to commercialize Auryxia and developing and commercializing vadadustat, if approved, and any other product candidates. These expenditures will include costs associated with research and development, potentially obtaining marketing approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise, including as a result of our decision to include certain elements in our development programs. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the development and commercialization of our product candidates. Our future capital requirements depend on many factors, including:

•

significant costs associated with our global Phase 3 development program for vadadustat for the treatment of anemia due to CKD. As of March 31, 2019, we expect the remaining external aggregate contract research organization, or CRO, costs of PRO2TECT and INNO2VATE, which are designed to enroll up to approximately 7,900 subjects, to be in the range of $160.0 million to $190.0 million; the estimated costs for PRO2TECT and INNO2VATE could increase significantly due to a number of factors, including changes in target enrollment and enrollment rates, accrual of major adverse cardiovascular events, or MACE, detection of unexpected safety signals, the addition of new investigative sites, modification of clinical trial protocols, performing other studies in support of the Phase 3 program, choosing to add third party vendors to support the program, and any other factor that could delay completion of PRO2TECT and INNO2VATE;

•	the cost and timing of commercialization activities for Auryxia and our product candidates, if approved for marketing, including product manufacturing, marketing, sales and distribution costs;
•	the results of our meetings with the FDA, the EMA and other regulatory authorities and any consequential effects, including on study design, study size and resulting operating costs;
•	difficulties or delays in enrolling patients in our clinical trials;
•

the timing of, and the costs involved in, and, if approved, maintaining obtaining marketing approvals for vadadustat and any other product candidates that we may develop or acquire, including to fund the preparation and filing of regulatory submissions with the FDA, the EMA and other regulatory authorities, if clinical studies are successful, and the costs of maintaining marketing approvals for Auryxia;

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
•

the extent to which we engage in transactions, including collaboration, merger, acquisition and licensing transactions, pursuant to which we would develop and market commercial products, or develop other product candidates and technologies.

Furthermore, we expect to continue to incur additional costs associated with operating as a larger company following the Merger and as a public company, including any additional infrastructure and resources necessary to support a transition from our status as an emerging growth company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

We also have a $40.0 million revolving loan facility, or the Revolving Loan Facility, with Silicon Valley Bank, or SVB. The borrowing base under the Revolving Loan Facility, or any other asset-based credit facility into which we may enter in the future, may be significantly lower than the total commitment under any such facility and therefore may limit the total amount we may be able to borrow. As of March 31, 2019, there were no borrowings outstanding and we had approximately $20.8 million in available borrowing base under the Revolving Loan Facility. In addition, the Revolving Loan Facility includes certain restrictive covenants, including the requirement to maintain compliance with a liquidity ratio. Upon an event of default under the Revolving Loan Facility, SVB is entitled to accelerate and demand payment of all amounts outstanding under Revolving Loan Facility, stop advancing money or extending credit to Keryx, demand that Keryx deposit at least 105% of the face amount of any letters of credit remaining undrawn to secure all obligations thereunder, and exercise other remedies available to SVB under the Revolving Loan Facility and at law or in equity. We have determined that events of default have already occurred, and we have not obtained a formal waiver from SVB with respect to these events of default. So long as these events of default are not waived or otherwise resolved, SVB has the right to take any of the foregoing remedies and we could be required to pay fees to SVB and we may no longer have access to the Revolving Loan Facility. We expect our cash resources to fund our current operating plan into the third quarter of 2020, which assumes no future borrowings under the Revolving Loan Facility. We cannot assure that we will be able to obtain alternative sources of financing on favorable terms or at all.

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

Our ability to generate significant product revenue will depend almost entirely on our ability to execute on our commercialization plans, the level of market adoption for, and the availability of and continued use of our product, Auryxia, and, if approved, our late-stage product candidate, vadadustat, by physicians, hospitals, dialysis clinics, wholesalers, patients, and/or healthcare payors, including government payors, consumers, managed care organizations, pharmacy benefit managers, and pharmacies. If we are not successful in commercializing Auryxia and vadadustat, if approved, including achieving and maintaining an adequate level of market adoption, our profitability and our future business prospects will be adversely impacted. Market acceptance of Auryxia and any other product candidate that may be approved, including vadadustat, depends on a number of other factors, including:

•	the availability of adequate coverage and reimbursement by third party payors and governmental authorities;
•	the safety and efficacy of the product, as demonstrated in clinical trials and in the post-marketing setting;
•	the prevalence of the disease treated by our product;

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

•	the cost, safety and efficacy of the product in relation to alternative treatments;
•	the timing of receipt of marketing approvals and product launch relative to competing products and potential generic entrants;
•	relative convenience and ease of administration;
•	the prevalence and severity of adverse side effects;
•	adverse publicity about our products or favorable or adverse publicity about competing products;
•	the availability of discounts, rebates, and price concessions;
•	the effectiveness of our and our collaborators’ sales, marketing and distribution efforts; and
•	the restrictions on the use of our products together with other medications, if any.

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

The Hatch-Waxman Act allows applicants seeking to market a generic equivalent of a drug that relies, in whole or in part, on the FDA’s prior approval of a patented brand name drug, to provide notice to the holder of the New Drug Application for the brand name drug of its application, called a Paragraph IV certification notice, if the applicant is seeking to market its product prior to the expiration of the patents with claims directed to the brand name drug. After the introduction of a generic competitor, a significant percentage of the prescriptions written for a product may be filled with the generic version, resulting in a loss in sales of the branded product.  To date, we have received seven Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet). For more information on these Paragraph IV certification notice letters and any related litigation, see Part II, Item 1. Legal Proceedings.  Generic competition for Auryxia or any of our future products could have a material adverse effect on our sales, results of operations and financial condition.

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

Market acceptance and sales of any approved products will depend significantly on the availability of adequate coverage and reimbursement from third party payors and may be affected by existing and future healthcare reform measures. Government authorities and third party payors decide which drugs they will cover, as well as establish formularies or implement other mechanisms to manage utilization of products and determine reimbursement levels. Coverage and reimbursement by a third party payor may depend upon a number of factors, including the third party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient; and
•	cost effective.

Obtaining coverage and reimbursement approval for a product from a government or other third party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. In the United States, there are multiple government and private third party payors with varying coverage and reimbursement levels for pharmaceutical products. Within Medicare, for oral drugs dispensed by pharmacies and also administered in facilities, coverage and reimbursement may vary depending on the setting. The Centers for Medicare & Medicaid Services, or CMS, local Medicare administrative contractors and/or Medicare Part D plans may have some responsibility for determining the medical necessity of such drugs, and therefore coverage, for different patients. Different reimbursement methodologies may apply, and CMS may have some discretion in interpreting their application in certain settings. As an oral drug, Auryxia is covered by Medicare only under Part D. In September 2018, CMS communicated to Medicare Part D sponsors that CMS does not consider Auryxia to be covered under Part D when it is used solely for the treatment of iron deficiency anemia in patients with CKD not on dialysis, or the IDA Indication. CMS does, however, consider Auryxia to be a covered Part D drug when it is used for its other FDA-approved indication, the control of serum phosphorus levels in CKD patients on dialysis, or the Hyperphosphatemia Indication. As a result, Part D sponsors now require a prior authorization for all Auryxia prescriptions for Medicare beneficiaries to ensure that Auryxia is being used for the Part D covered indication. We are engaging in discussions with CMS and Part D sponsors on this matter as we believe that Auryxia should qualify for coverage under Part D of the CMS regulations when it is used for the IDA Indication. If we are unsuccessful in our efforts to obtain Part D coverage for the IDA Indication, our ability to commercialize Auryxia for this indication will be adversely impacted. While we believe that the vast majority of the Part D prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Part D plans with prior authorization, the prior authorization requirement has had and may continue to have an adverse impact on market acceptance of Auryxia and may influence physicians’ prescribing decisions. We cannot predict the impact of the CMS determination or prior authorization changes on our operations and they could have a material adverse effect on our revenue and results of operations going forward.

Medicaid reimbursement of drugs will also vary by state. Private third party payor reimbursement policies may also vary and may or may not be consistent with Medicare reimbursement methodologies. Manufacturers of outpatient prescription drugs may be required to provide discounts or rebates under government healthcare programs or to certain third party payors in order to obtain coverage of such products.

Additionally, we may be required to enter into contracts with third party payors offering rebates or discounts on our products in order to obtain favorable formulary status. We may not be able to agree upon commercially reasonable terms with such third party payors or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Even if we obtain coverage for any approved product, third party payors may not establish adequate reimbursement amounts which may reduce the demand for our product and prompt us to have to reduce pricing for the products. If reimbursement is not available or is limited, we may not be able to commercialize certain of our products. In addition, in the United States third party payors are increasingly attempting to contain healthcare costs by limiting both coverage and reimbursement levels for new drugs. As a result, significant uncertainty exists as to whether and how much reimbursement third party payors will provide for newly approved drugs which, in turn, will put downward pressure on the pricing of drugs.

If vadadustat is approved and included in the fixed reimbursement model for a bundle of dialysis services, or the bundle, we would be required to enter into contracts to supply vadadustat to specific dialysis clinics, instead of through third party payors, which we believe could be challenging. In May 2017, we entered into a license agreement, which was amended and restated in April 2019, pursuant to which we granted Vifor (International) Ltd., or Vifor Pharma, an exclusive license to sell vadadustat to Fresenius Kidney Care Group LLC, or FKC, and certain third party dialysis organizations, or the Third Party Dialysis Organizations, approved by us, in the United States. The license will be effective upon the following: FDA approval of vadadustat, the earlier of CMS’s determination that vadadustat will be reimbursed using the Transitional Drug Add-On Payment Adjustment, or the TDAPA, and inclusion in a bundled reimbursement model; and a milestone payment by Vifor. Under this amended license agreement with Vifor Pharma, or the Vifor Agreement, FKC and the third party dialysis organizations are not obligated to utilize vadadustat in its clinics. In addition, even if FKC and the Third Party Dialysis Organizations choose to utilize vadadustat in their clinics in the United States, they are not restricted from utilizing other therapies for anemia due to CKD. The Vifor Agreement restricts us from directly supplying vadadustat to FKC or any other affiliate of Fresenius Medical Care North America and the Third Party Dialysis Organizations. The Vifor Agreement does not restrict us from entering into supply agreements with other dialysis clinics, such as DaVita, one of the largest operators of dialysis clinics in the United States; however, these dialysis clinics may choose not to contract with us for vadadustat or they may choose to contract with us for a limited supply of vadadustat. Although we currently believe it is likely that vadadustat will be reimbursed using the TDAPA and/or included in the bundle, if vadadustat is not reimbursed using the TDAPA or included in the bundle, then the Vifor Agreement will not become effective, and patients would access vadadustat through contracts we negotiate with third party payors for reimbursement of vadadustat, which would be subject to the risks and uncertainties described above. Additionally, if there are updates to the TDAPA rule that decreases the basis for reimbursement during the transition period or if the TDAPA is eliminated, then our profitability may be adversely affected. We may be unable to sell vadadustat, if approved, to dialysis providers on a profitable basis if CMS significantly reduces the level of reimbursement for dialysis services and providers choose to use alternative therapies or look to negotiate their contracts with us. Our profitability may also be affected if our costs of production increase faster than increases in reimbursement levels. Adequate coverage and reimbursement of our products by government and private insurance plans is central to patient and provider acceptance of any products for which we receive marketing approval.

Price controls may be imposed, which may adversely affect our future profitability.

In some countries, including member states of the European Union, or EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take a significant amount of time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices, and in certain instances render commercialization in certain markets infeasible or disadvantageous from a financial perspective. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product and/or our product candidates to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third party payors or government authorities may lead to further pressure on the prices or reimbursement levels. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the commercial launch of our product and/or product candidates could be delayed, possibly for lengthy periods of time, we or our collaborators may not launch at all in a particular country, we may not be able to recoup our investment in one or more product candidates, and there could be a material adverse effect on our business.

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

On September 23, 2015, the European Commission, or EC, approved Fexeric for the control of hyperphosphatemia, in adult patients with CKD. The EC also considered ferric citrate coordination complex as a New Active Substance, or NAS, which provides 10 years of data and marketing exclusivity in the EU.

Fexeric has never been marketed in the EU, and we do not intend to commercialize Fexeric in the EU on our own. We have not been successful in finding a suitable commercialization partner for Fexeric in the EU to date. We cannot assure you that we will be able to find a suitable commercialization partner in the EU or otherwise create value from our European rights. The EC’s approval of Fexeric in the EU was contingent on, among other things, our commencing marketing of Fexeric by September 23, 2018; however, we received an extension to March 25, 2019, and a subsequent extension to December 23, 2019. If we are unable to commence marketing Fexeric in the EU by December 23, 2019, the Fexeric approval in the EU will cease to be valid. We are working with Panion & BF Biotech, Inc., or Panion, the licensor of our rights to ferric citrate to formulate a commercial plan for Fexeric in Europe. See below for additional information about our arrangements with Panion. There can be no assurances that we will successfully work with Panion with respect to the European commercialization of Fexeric in a timely manner or at all, or that the EC will not revoke its approval of Fexeric if we fail to market Fexeric by the deadline or for any other reason.

The commercial success of Fexeric is subject to the same types of risks we face with commercializing Auryxia in the United States. In addition, in European countries, pricing and payment of prescription pharmaceuticals is subject to more extensive governmental control than in the United States. Pricing negotiations with European governmental authorities can take six to twelve months, or longer, after the receipt of regulatory approval and product launch. If reimbursement for Fexeric is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at or reduced to unsatisfactory levels, our ability or any potential partner’s ability to successfully commercialize Fexeric in such a country would be impacted negatively.  Furthermore, if these measures prevent us or any potential partner from selling Fexeric on a profitable basis in a particular country, they could prevent the commercial launch or continued sale of Fexeric in that country. We may never commercialize Fexeric in the EU or reach or maintain profitability with respect to Fexeric in the EU.

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

Auryxia is competing in the hyperphosphatemia market in the United States with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation (a wholly-owned subsidiary of Sanofi), PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of the phosphate binders listed above are now also available in generic forms. In addition, other phosphate binders are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) and Ardelyx, Inc.’s tenapanor, that may impact the market for Auryxia.

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

Furthermore, Auryxia’s commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than Auryxia. Other companies have product candidates in various stages of pre-clinical or clinical development to treat diseases for which we are marketing Auryxia.

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

Our Japanese sublicensee, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona, the trade name for ferric citrate in Japan, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD in Japan. While Fexeric is not currently marked in the EU, Fexeric has received conditional marketing approval in the EU as an oral treatment for the control of hyperphosphatemia in adult patients with CKD, and we are continuing efforts to find a suitable commercialization partner for Fexeric in the EU.  We also granted Otsuka Pharmaceutical Co. Ltd., or Otsuka, exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. In Japan and certain other countries in Asia, we granted Mitsubishi Tanabe Pharma Corporation, or MTPC, exclusive rights to commercialize vadadustat, subject to marketing approvals. We are also conducting our global Phase 3 development with respect to vadadustat for the treatment of anemia due to CKD, and MTPC is carrying out development efforts for vadadustat in Japan. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing our product and product candidates outside the United States, including:

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
•

our third party contractors, such as our CRO’s, may fail to comply with regulatory requirements, perform effectively, or meet their contractual obligations to us in a timely manner, or at all, or we may fail to communicate effectively or provide the appropriate level of oversight of such third party contractors;

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

•	delay or failure in having subjects complete a clinical trial or return for post-treatment follow-up;
•	delay or failure in recruiting and enrolling suitable subjects to participate in a clinical trial;
•	inability, delay, or failure in identifying and maintaining a sufficient number of clinical trial sites, many of which may already be engaged in other clinical programs;
•	delay or failure in reaching agreement with the FDA, the EMA, the PMDA or other regulatory authorities on a clinical trial design upon which we are able to execute;
•	delay or failure in obtaining authorization to commence a clinical trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
•

delays in reaching, or failure to reach, agreement on acceptable terms with prospective clinical trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•

the FDA, the EMA, the PMDA or other regulatory authorities may require us to submit additional data or impose further requirements before permitting us to initiate a clinical trial or during an ongoing clinical trial;

•

the FDA, the EMA, the PMDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;

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

We and Otsuka, our collaboration partner, are not permitted to market vadadustat in the United States until we receive approval from the FDA, in the EU until we receive approval from the EMA, or in any other jurisdiction until the requisite approval from regulatory authorities in such jurisdiction is received. MTPC, our collaboration partner in Asia, will not be permitted to market vadadustat in Japan without approval from the PMDA or in any other jurisdiction until the requisite approval from regulatory authorities in such jurisdiction is received. As a condition to receiving marketing approval for vadadustat, we must complete Phase 3 studies and any additional preclinical or clinical studies required by the FDA, the EMA, the PMDA or other regulatory authorities. Vadadustat may not be successful in clinical trials or receive marketing approval. Further, vadadustat may not receive marketing approval even if it is successful in clinical trials.

Obtaining marketing approval in the United States and other jurisdictions is a complex, lengthy, expensive and uncertain process that typically takes many years and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Even if our product candidates demonstrate safety and efficacy in clinical studies, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain marketing approval. In addition, the safety concerns associated with injectable ESAs may affect the FDA’s, the EMA’s, the PMDA’s or other regulatory authorities’ review of the safety results of compounds in development for treatment of the same indications as injectable ESAs, including vadadustat. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that vadadustat and any other product candidates will never obtain marketing approval. The FDA may delay, limit or deny approval of vadadustat or any other product candidates for many reasons including, among others:

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

In addition, similar reasons may cause the EMA or the PMDA or other regulatory authorities to delay, limit or deny approval of vadadustat or any other product candidate outside the United States.

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

Data obtained from studies conducted in the United States may not be accepted by the EMA, the PMDA and other regulatory authorities outside of the United States. Also, certain jurisdictions require data from studies conducted in their country in order to obtain approval in that country. For example, in Japan, MTPC is conducting a Phase 3 program of vadadustat, which is separate from our global Phase 3 program of vadadustat.

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

Although we continue to focus a substantial amount of our efforts on the commercialization of Auryxia and the development and potential commercialization of vadadustat, a key element of our long-term growth strategy is to acquire, develop and/or market additional products and product candidates. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether product candidates are ultimately identified. Our research and development programs may initially show promise, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

•	the research methodology used may not be successful in identifying potential indications and/or product candidates;
•	we may not be able or willing to assemble sufficient resources to acquire or discover additional product candidates;
•	a product candidate may be shown to have harmful side effects, a lack of efficacy or otherwise does not meet applicable regulatory criteria;
•	product candidates we develop may nevertheless be covered by third party patents or other exclusive rights;
•	the market for a product candidate may change during our program so that the continued development of that product candidate is no longer reasonable;
•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or
•	a product candidate may not be accepted as safe and effective by patients, the medical community, or third party payors, if applicable.

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

Because our internal research capabilities are limited, we may be dependent upon other pharmaceutical and biotechnology companies, academic scientists, and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select, and acquire promising product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or an approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of a product candidate or an approved product. We have limited resources to identify and execute the acquisition or in-licensing of third party products, businesses, and technologies and integrate them into our current infrastructure.

Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts, including, for example, with respect to the Merger. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA, the EMA, the PMDA or other regulatory authorities, or post-approval testing or other requirements if approved. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we acquire will be manufactured profitably, achieve market acceptance or not require substantial post-marketing clinical trials.

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

Furthermore, any post-marketing clinical trials conducted, if successful, may expand the patient populations treated with Auryxia. or any other products we acquire or for which we receive marketing approval, within or outside of their current indications or patient populations, which could result in the identification of previously unknown side effects, increased frequency or severity of known side effects, or detection of unexpected safety signals.  In addition, as Auryxia and any other products are commercialized, they will be used in larger patient populations and in less rigorously controlled environments than in clinical studies. As a result, regulatory authorities, healthcare practitioners, third party payors or patients may perceive or conclude that the use of Auryxia or any other products are associated with serious adverse effects, undermining our commercialization efforts.

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
•

we may decide to, or be required to, send drug warnings or safety alerts to physicians, pharmacists and hospitals (or the FDA or other regulatory authorities may choose to issue such alerts), or we may decide to conduct a product recall or be requested to do so by the FDA or other regulatory authority;

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. On March 29, 2017, the United Kingdom formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty.  The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the EU. If no formal withdrawal agreement is reached between the United Kingdom and the EU, then it is expected that the United Kingdom's membership of the European Union will automatically terminate on the deadline, which was initially March 29, 2019 (two years after the submission of the notification of the United Kingdom’s intention to withdraw from the European Union) and has been extended to October 31, 2019. Discussions between the United Kingdom and the EU focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the EU on the given deadline without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

Products approved for marketing are subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, or product candidates, when and if any of them is approved.

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

Non-compliance with FDA, the EMA, the PMDA and other regulatory authorities’ requirements regarding safety monitoring or pharmacovigilance can also result in significant financial penalties.

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

Additional Legal and Compliance Risks

We are subject to a complex regulatory scheme that requires significant resources to ensure compliance. Failure to comply with applicable laws could subject us to government scrutiny or government enforcement, potentially resulting in costly investigations and/or fines or sanctions, or impacting our relationships with key regulatory agencies such as the FDA, SEC or the EMA.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR’s requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the EU. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Our relationships with healthcare providers, physicians and third party payors are subject to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security, and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third party payors play a primary role in the recommendation and prescription of Auryxia and any other product candidates for which we obtain marketing approval. Our arrangements with healthcare providers, physicians and third party payors expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute Auryxia and any other product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by federal and state governments and by governments in foreign jurisdictions in which we conduct our business. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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
•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and gift ban and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers, and which are not preempted by federal laws and often differ from state to state, thus complicating compliance efforts; and

•	U.S. state laws restricting interactions with healthcare providers and other members of the healthcare community or requiring pharmaceutical manufacturers to implement certain compliance standards.

Because of the breadth of these U.S. laws, and their non-U.S. equivalents, and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent healthcare reforms have strengthened these laws. For example, the Health Care Reform Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate the law. The Health Care Reform Act also amended the False Claims Act, such that violations of the Anti-Kickback Statute are now deemed violations of the False Claims Act.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the ACA. Among the provisions of the ACA of potential importance to our business including, without limitation, our ability to commercialize and the prices we obtain for Auryxia and may obtain for any of our product candidates that are approved for sale, are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal anti-kickback statute, new government investigative powers and enhanced penalties for noncompliance;
•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	new requirements to report certain financial arrangements with physicians and teaching hospitals;
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

The current administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, the President has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third party payors who argued that such payments were owed to them. The effects of this gap in reimbursement on third party payors, providers, and potentially our business, are not yet known.

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and, therefore, because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The current administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The current administration has recently represented to the court of appeals considering this judgment that it does not oppose the lower court’s ruling.  It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

We do not own the rights to our product, Auryxia. We have licensed and sublicensed the rights, patent or otherwise, to Auryxia from a third party, Panion, who in turn licenses certain rights to Auryxia from one of the inventors of Auryxia. The license agreement with Panion, or the Panion License Agreement, requires us to meet development milestones and imposes development and commercialization due diligence requirements on us. In addition, under the license agreement, we must pay royalties based on a mid-single digit percentage of net sales of product resulting from the licensed technologies, including Auryxia and pay the patent filing, prosecution and maintenance costs related to the license. If we do not meet our obligations in a timely manner, or if we otherwise breach the terms of our license agreement, Panion could terminate the agreement, and we would lose the rights to Auryxia. For example, following announcement of the Merger, Panion notified Keryx in writing that Panion would terminate the license agreement on November 21, 2018 if Keryx did not cure the breach alleged by Panion, specifically, that Keryx failed to use commercially reasonable best efforts to commercialize Auryxia outside the United States. Keryx disagreed with Panion’s claims, and the parties entered discussions to resolve this dispute. On October 24, 2018, prior to the consummation of the Merger, we, Keryx and  Panion entered into a letter agreement, or the Panion Letter Agreement, pursuant to which Panion agreed to rescind any and all prior termination threats or notices relating to the license agreement and waived its rights to terminate the license agreement based on any breach by us of our obligation to use commercially reasonable efforts to commercialize Auryxia outside the United States until the parties execute an amendment to the license agreement, in accordance with the terms of the Panion Letter Agreement, following consummation of the Merger. On April 17, 2019, we and Panion entered into an amendment and restatement of the Panion License Agreement, or the Amended Panion License Agreement, which reflects certain revisions consistent with the terms of the Panion Letter Agreement.  See Note 4 to the Condensed Consolidated Financial Statements (unaudited) contained in this Quarterly Report on Form 10-Q for additional information regarding the Amended Panion License Agreement. Even though we entered into the Amended Panion License Agreement, there are no assurances that Panion will not allege other breaches of the Amended Panion License Agreement or otherwise attempt to terminate the Amended Panion License Agreement in the future.

In addition, if Panion breaches its agreement with the inventor from whom it licenses rights to Auryxia, Panion could lose its license, which could impair or delay our ability to develop and commercialize Auryxia.

From time to time, we may have disagreements with Panion, or Panion may have disagreements with the inventor from whom it licenses rights to Auryxia, regarding the terms of the agreements or ownership of proprietary rights, which could impact the commercialization of Auryxia, could require or result in litigation or arbitration, which would be time-consuming and expensive, could lead to the termination of the Amended Panion License Agreement, or force us to negotiate a revised or new license agreement on terms less favorable than the original. In addition, in the event that the owners and/or licensors of the rights we license were to enter into bankruptcy or similar proceedings, we could potentially lose our rights to Auryxia or our rights could otherwise be adversely affected, which could prevent us from continuing to commercialize Auryxia.

We rely on third parties to conduct preclinical and clinical studies for our product and product candidates. If they do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to commercialize Auryxia or obtain marketing approval for or commercialize vadadustat or any other product candidates, and our business could be substantially harmed.

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

We do not have any manufacturing facilities and do not expect to independently manufacture any product or product candidates. We currently rely on third party manufacturers to produce all of our commercial, preclinical and clinical material supply. We expect to continue to rely on existing or alternative third party manufacturers to supply our ongoing and planned preclinical and clinical trials and for commercial production. We currently have multiple suppliers of Auryxia’s drug substance and one supplier with three approved sites for the supply of Auryxia drug product. If any of our suppliers were to limit or terminate production, or otherwise fail to meet the quality or delivery requirements needed to supply Auryxia at adequate levels, we could experience losses of revenue which could materially and adversely impact our results of operations. We have entered into a supply agreement with Esteve Química, S.A. for the manufacture of vadadustat drug substance for commercial use.  We intend to put additional supply arrangements in place for commercial manufacturing of vadadustat; however, we may not be able to negotiate these agreements at commercially reasonable terms. For example, a contract manufacturer may require a substantial financial commitment, including but not limited to a commitment to fund the purchase of a new facility or equipment. Our reliance on third party manufacturers increases the risk that we will not have sufficient quantities of our product candidates or the ability to obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

As a result of the large quantity of materials required for Auryxia production and the large quantities of Auryxia tablets that are required for our commercial success, the continued commercial viability of Auryxia will also depend on adequate supply of starting materials that meet quality, quantity and cost standards and the ability of our contract manufacturers to continually produce drug substance and finished drug product on a commercial scale. Failure to achieve and maintain these levels of supply can jeopardize and prevent the successful continued commercialization of Auryxia. Moreover, issues that may arise in our scale-up and technology transfer of Auryxia and continued commercial scale manufacture of Auryxia may lead to significant delays in our development and commercial timelines and negatively impact our financial performance. For example, a production-related issue resulted in an interruption in the supply of Auryxia in the third and fourth quarters of 2016. This supply interruption negatively impacted Keryx’s revenues in 2016. Although this supply interruption was resolved and actions designed to prevent future interruptions in the supply of Auryxia have been taken, any future supply interruptions for Auryxia or any of our product candidates for which we receive marketing approval would negatively and materially impact our reputation and financial condition.

If any of our third party manufacturers cannot perform as agreed, including a misappropriation of our proprietary information, or if they terminate their engagements with us, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into agreements with other third party manufacturers, which we may not be able to do on favorable or reasonable terms, if at all. In some cases, there may be a limited number of qualified replacement manufacturers, or the technical skills, or equipment required to manufacture a product or product candidate may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party or a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture Auryxia or our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to continue to commercialize or satisfy patient demand for Auryxia or any other product candidate for which we receive marketing approval, or develop and receive marketing approval for our product candidates in a timely manner or within budget.

The facilities and processes used by our third party manufacturers to manufacture Auryxia may be inspected by the FDA and other regulatory authorities at any time, and the facilities and processes used by our third party manufacturers to manufacture our product candidates will be inspected by the FDA, the EMA and other regulatory authorities prior to or after we submit our marketing application. We do not control the manufacturing processes of, and are completely dependent on, our third party manufacturers for compliance with cGMP requirements for manufacture of certain starting materials, drug substance and finished drug product. If our third party manufacturers cannot successfully manufacture material that conforms to our specifications and regulatory requirements, we will not be able to maintain marketing approval for Auryxia or secure and/or maintain marketing approval for our product candidates. In addition, we have no control over the ability of our third party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, the EMA or other regulatory authorities do not approve the facilities being used to manufacture of our product candidates, or if they withdraw any approval of the facilities being used to manufacture Auryxia or any other product candidates for which we receive marketing approval, we may need to find alternative manufacturing facilities, which would significantly impact our ability to continue commercializing Auryxia or develop, obtain marketing approval for or market our product candidates, if approved. Moreover, the failure of our third party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of Auryxia or our product candidates operating restrictions or criminal prosecutions, any of which could significantly and adversely affect the supply of Auryxia or our product candidates. Also, if our starting materials, drug substance or drug product are damaged or lost while in our third party manufacturers’ control, it may impact our ability to supply our products or product candidates and we may incur significant financial harm. In addition, Auryxia and our product candidates may compete with other products and product candidates and products for access to third party manufacturing facilities. A third party manufacturer may also encounter delays brought on by sudden internal resource constraints, labor disputes, or shifting regulatory protocols. Certain of these third party manufacturing facilities may be contractually prohibited from manufacturing our product candidates or products, due to exclusivity provisions in agreements with our competitors. There are a limited number of manufacturers that operate under cGMP regulations and are capable of manufacturing Auryxia and our product candidates for us.

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

We currently have redundant supply arrangements in place for the commercial supply of Auryxia and the preclinical and clinical supply of vadadustat. We have entered into a supply agreement with Esteve Química, S.A. for the manufacture of vadadustat drug substance for commercial use. While we intend to put additional supply arrangements in place for commercial manufacturing of vadadustat, we may be unsuccessful in doing so or achieving sufficient redundancy due to a number of factors, including that we may not be able to negotiate binding agreements at commercially reasonable terms. Even if we are ultimately successful in entering into redundant supply arrangements for commercial manufacturing of vadadustat, the timing of such additional arrangements is uncertain.

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

We sublicensed the rights to commercialize Riona to JT and Torii in Japan. We entered into collaboration agreements with Otsuka to develop and commercialize vadadustat in the United States, Europe, China and certain other territories. We also entered into a collaboration agreement with MTPC to develop and commercialize vadadustat in Japan and certain other Asian countries. We may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our commercialization efforts with respect to Auryxia and our development and commercialization efforts with respect to vadadustat and any other product candidates. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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

Our commercial success will depend in part on our ability, and the ability of our licensors, to obtain and maintain patent protection on our drug product and technologies, and to successfully defend these patents against third party challenges. We seek to protect our proprietary products and technology by filing patent applications in the United States and certain foreign jurisdictions. The process for obtaining patent protection is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications in a cost effective or timely manner. In addition, we may fail to identify patentable subject matter early enough to obtain patent protection. Further, license agreements with third parties may not allow us to control the preparation, filing and prosecution of patent applications, or the maintenance or enforcement of patents. Such third parties may decide not to enforce such patents or enforce such patents without our involvement. Thus, these patent applications and patents may not under these circumstances, be prosecuted or enforced in a manner consistent with the best interests of the company.

Our pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or potentially sell our product(s) or in countries where others develop, manufacture and potentially sell products using our technologies. Moreover, our pending patent applications, if issued as patents, may not provide additional protection for our product.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in pharmaceutical and biotechnology patents has emerged to date. Changes in the patent laws or the interpretation of the patent laws in the United States and other jurisdictions may diminish the value of our patents or narrow the scope of our patent protection. Accordingly, the patents we own or license may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative drug products or technologies or design around our patented drug product and technologies which may have an adverse effect on our business. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference or derivation proceedings in front of the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that any related patent may expire prior to, or remain in existence for only a short period following, commercialization, thus reducing any advantage of the patent. The patents we own or license may be challenged or invalidated or may fail to provide us with any competitive advantage. Since we have licensed or sublicensed many patents from third parties, we may not be able to enforce such licensed patents against third party infringers without the cooperation of the patent owner and the licensor, which may not be forthcoming. In addition, we may not be successful or timely in obtaining any patents for which we submit applications.

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

We may become involved in addressing patentability objections based on third party submission of references, or we may become involved in defending our patent rights in oppositions, derivation proceedings, reexamination, inter partes review, post grant review, interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse result in any such proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us.

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

The intellectual property and related non-patent exclusivity that we own or have licensed relating to our product, Auryxia, is limited, which could adversely affect our ability to compete in the market and adversely affect the value of Auryxia.

The patent rights and related non-patent exclusivity that we own or have licensed relating to Auryxia are limited in ways that may affect our ability to exclude third parties from competing against us. For example, a third party may design around our owned or licensed composition of matter patent claims or not market a product for methods of use covered by our owned or licensed patents.

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

In addition to patent protection, we may utilize, if granted by the FDA, pediatric exclusivity or other provisions of the FDCA such as new chemical entity, or NCE, exclusivity, or exclusivity for a new use or new formulation, to provide non-patent exclusivity for a drug product. The FDCA provides a five-year period of non-patent exclusivity within the United States to the first applicant to gain approval of a new drug application, or NDA, for an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which consists of the molecule(s) or ion(s) responsible for the action of the drug substance (but not including those portions of the molecule that cause it to be a salt or ester or which are not bound to the molecule by covalent or similar bonds). During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an ANDA or 505(b)(2) NDA that references an NDA product with NCE exclusivity may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application (for example, for new indications, dosages, or strengths of an existing drug). This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. The three-year exclusivity period, unlike five-year exclusivity, does not prevent the submission of a competing ANDA or 505(b)(2) NDA. Instead, it only prevents the FDA from granting final approval to such a product until expiration of the exclusivity period. Five-year and three-year exclusivity will not delay the submission (in the case of five-year exclusivity) or the approval (in the case of three-year exclusivity) of a full NDA submitted under section 505(b)(1) of the FDCA; however, an applicant submitting a full NDA would be required to conduct all of its own studies needed to independently support a finding of safety and effectiveness for the proposed product, or have a full right of reference to all studies not conducted by the applicant.

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

The FDA’s determination as to whether to grant NCE exclusivity to Auryxia may also affect the timing of the 30 month stay barring FDA from granting final approval to generic versions of Auryxia. When an ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant. To date, we have received seven Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA, from Lupin Atlantis Holdings SA, Teva Pharmaceuticals USA, Inc., Chemo Research S.L., Mylan Pharmaceuticals Inc., Lupin Ltd., Watson Laboratories, Inc., and Par Pharmaceutical, requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet).

In cases where NCE exclusivity has been granted to a new drug product, the 30-month stay triggered by such litigation is extended by the amount of time such that 7.5 years will elapse from the date of approval of the NDA for that product. Without NCE exclusivity, the 30 month stay on FDA final approval of an ANDA runs from the date on which the sponsor of the reference listed drug receives notice of a Paragraph IV certification from the ANDA applicant.

We cannot assure that Auryxia or any drug candidates we may acquire or in-license will obtain such pediatric exclusivity, NCE exclusivity or any other market exclusivity in the United States, EU or any other territory, or that we will be the first to receive the respective regulatory approval for such drugs so as to be eligible for any non-patent exclusivity protection. We also cannot assure that Auryxia or any drug candidates we may acquire or in-license will obtain patent term extension.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to assist with research, development and manufacture of our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, services agreements, material transfer agreements, consulting agreements, research agreements or other similar agreements with our advisors, employees, third party contractors, collaborators and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such information becomes known by our competitors, is inadvertently incorporated into the technology of others, or is disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

In addition, these agreements typically restrict the ability of our advisors, employees, third party contractors, and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution with which we may collaborate will usually expect to be granted rights to publish data arising out of such collaboration. We often grant such rights, provided that we are notified in advance and given the opportunity to delay publication for a limited time period in order for us to secure patent protection of intellectual property rights arising from the collaboration and remove confidential or trade secret information from any such publication. In the future, we may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties or independent development or disclosure or publication of information by any of our employees, advisors, consultants, third party contractors or collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

Litigation or third party claims of intellectual property infringement may be costly and time consuming and may delay or harm our drug discovery, development and commercialization efforts.

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

FibroGen has also filed other patent applications in the U.S. and other countries directed to purportedly new methods of using such previously known heterocyclic carboxamide compounds for purposes of treating or affecting specified conditions, and some of these applications have since issued as patents. To the extent any such patents issue or have been issued, we may initiate opposition or other legal proceedings with respect to such patents. We discuss the status of the opposition and/or invalidation proceedings against certain FibroGen patents in Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.

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

Third parties, including FibroGen, may in the future claim that our product candidates and other technologies infringe upon their patents and may challenge our ability to commercialize vadadustat. Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to continue to commercialize Auryxia or further develop and commercialize vadadustat or any other product candidates. If any third party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our products or product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product or product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or our intended methods of use, including patient selection methods, the holders of any such patent may be able to block or impair our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. We may also elect to enter into a license in order to settle litigation or in order to resolve disputes prior to litigation. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our products or product candidates. Should a license to a third party patent become necessary, we cannot predict whether we would be able to obtain a license or, if a license were available, whether it would be available on commercially reasonable terms. If such a license is necessary and a license under the applicable patent is unavailable on commercially reasonable terms, or at all, our ability to commercialize our products or product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

In addition, there may be a challenge or dispute regarding inventorship or ownership of patents or applications currently identified as being owned by or licensed to us. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. Interference proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications.

Various administrative proceedings are also available for challenging patents, including interference, reexamination, inter partes review, and post-grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. An unfavorable outcome in any current or future proceeding in which we are challenging third party patents could require us to cease using the patented technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all. Even if we are successful, participation in interference or other administrative proceedings before the USPTO or a foreign patent office may result in substantial costs and distract our management and other employees.

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

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and governmental patent agencies in other jurisdictions also require compliance with a number of procedural, documentary, fee payment (such as annuities) and other similar provisions during the patent application process. While an inadvertent lapse in many cases can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

In the ordinary course of our business, we and our third party contractors maintain personal and other sensitive data on our and their respective networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our clinical trial subjects and business partners. In particular, we rely on CROs and other third parties to store and manage information from our clinical trials. We also rely on third parties to manage patient information for Auryxia. The secure maintenance of this sensitive information is critical to our business and reputation.

Companies and other entities and individuals have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access to systems and information. These threats can come from a variety of sources, ranging in sophistication from individual hackers to state-sponsored attacks. Cyber threats may be broadly targeted, or they may be custom-crafted against our information systems or those of our vendors or third party service providers. A security breach, cyber-attack or unauthorized access of our clinical data or other data could damage the integrity of our clinical trials, impact our regulatory filings, cause significant risk to our business, compromise our ability to protect our intellectual property, and subject us to regulatory actions, including under the GDPR discussed elsewhere in these risk factors and the privacy or security rules under federal, state, or other international laws protecting confidential information, that could be expensive to defend and could result in significant fines or other penalties. Cyber-attacks can include malware, computer viruses, hacking or other unauthorized access or other significant compromise of our computer, communications and related systems. Although we take steps to manage and avoid these risks and to be prepared to respond to attacks, our preventive and any remedial actions may not be successful and no such measures can eliminate the possibility of the systems’ improper functioning or the improper access or disclosure of confidential or personally identifiable information such as in the event of cyber-attacks. Security breaches, whether through physical or electronic break-ins, computer viruses, ransomware, impersonation of authorized users, attacks by hackers or other means, can create system disruptions or shutdowns or the unauthorized disclosure of confidential information.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product and product candidates.

We face an inherent risk of product liability as a result of the use of our product commercially, and clinical testing of our product candidates, and we will face an even greater risk if we commercialize any additional products in the future. For example, we may be sued if our product or any of our product candidates allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or product candidate, negligence, strict liability and breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products and product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, product liability claims may result in:

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

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal controls over financial reporting. Additionally, Section 404(b), which is applicable as of December 31, 2019, requires our independent auditors to opine on the design and operating effectiveness of our internal controls over financial reporting. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal controls over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken and our stock price may suffer.

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

In addition, companies that have experienced volatility in the market price of their stock have frequently been the subject of securities class action and shareholder derivative litigation.  See Part II, Item 1. Legal Proceedings for information concerning securities class action and shareholder derivative lawsuits initiated against us, Keryx and certain current and former directors and officers of ours and Keryx’s. In addition, we could be the target of other such litigation in the future. Class action and shareholder derivative lawsuits, whether successful or not, could result in substantial costs, damage or settlement awards and a diversion of our management’s resources and attention from running our business, which could materially harm our reputation, financial condition and results of operations.

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

As of December 31, 2018, Baupost Group Securities, L.L.C., or Baupost, beneficially owns approximately 21% of our outstanding common stock, and our former, director Muneer Satter, beneficially owns approximately 3% of our outstanding common stock. Subject to certain restrictions, Baupost and Mr. Satter are able to sell their shares of common stock in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended. In addition, pursuant to our registration rights agreement with Baupost and our Fourth Amended and Restated Investors’ Rights Agreement, as amended, with Mr. Satter, Baupost and Mr. Satter have the right, subject to certain conditions and with certain exceptions, to require us to file registration statements covering the shares common stock they own or to include their shares in registration statements that we may file or in public offerings of our shares of common stock. Following their registration and sale under the applicable registration statement, those shares would become freely tradable. By exercising their registration rights and selling a large number of shares of common stock, Baupost and Mr. Satter could cause the price of our common stock to decline.

We have a significant number of shares that are subject to outstanding options, restricted stock units and a warrant, and in the future we may issue additional options, restricted stock units, warrants or other derivative securities convertible into our common stock. The exercise or vesting of any such options, restricted stock units, warrants or other derivative securities, and the subsequent sale of the underlying common stock, could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Also, the Merger was financed by the issuance of shares of our common stock to shareholders of Keryx, comprising approximately 50.6% of our issued and outstanding shares of common stock, calculated based on our fully diluted market capitalization as of the date of signing the Agreement and Plan of Merger relating to the Merger. Keryx shareholders may decide not to hold the shares of our common stock they received in the Merger.  Other Keryx shareholders, such as funds with limitations on the amount of stock they are permitted to hold in individual issuers, may be required to sell the shares of our common stock they received in the Merger.  Such sales of our common stock could result in higher than average trading volume and may cause the market price for our common stock to decline.

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

Sales of substantial amounts of shares of our common stock or other securities by our employees or our other shareholders or by us pursuant to ATM offerings, under our universal shelf registration statements or otherwise could dilute our stockholders, lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Insiders and significant stockholders could cause us to take actions that may not be, or refrain from taking actions that may be, in our best interest or in the best interest of all of our stockholders.

As of April 30, 2019, we believe that our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 3% of our outstanding common stock, In addition, we have certain significant stockholders, including Baupost, which beneficially owns approximately 21% of our outstanding common stock as of December 31, 2018.  As a result, if certain significant stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs, such as:

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

As a public company, and particularly on December 31, 2019 when we will no longer be an “emerging growth company”, we will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, or the SOX Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly, especially since we will no longer be an “emerging growth company” on December 31, 2019 and we will therefore no longer be able to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are “emerging growth companies”.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the SOX, or Section 404, or any subsequent testing by our independent registered public accounting firm, which will be required as of December 31, 2019, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. As a larger company following the Merger, implementing and maintaining effective controls may require more resources, and we may encounter internal control integration difficulties. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, as an “emerging growth company”, we have not been required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm until we are no longer an emerging growth company as of December 31, 2019. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. taxable income. As described above under “—Risks Related to our Financial Position and Need for Additional Capital,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. taxable income necessary to utilize our NOLs. A valuation allowance has been provided for the entire amount of our NOLs.

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

We are currently subject to securities class action litigation and other legal proceedings as described in Part II, Item 1. Legal Proceedings. In addition, securities class action and derivative lawsuits and other legal proceedings are often brought against companies for any of the risks described in this Annual Report on Form 10-K following a decline in the market price of their securities. In connection with any litigation or other legal proceedings, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could have a material adverse effect on our business.

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

During the quarter ended March 31, 2019, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibits

2.1

Agreement and Plan of Merger, dated as of June 28, 2018, by and among Akebia Therapeutics, Inc., Alpha Therapeutics Merger Sub, Inc., and Keryx Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on June 28, 2018).

2.2

First Amendment to Agreement and Plan of Merger, dated as of October 1, 2018, by and among Akebia Therapeutics, Inc., Alpha Therapeutics Merger Sub, Inc. and Keryx Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2018).

3.1	Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2014).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on March 28, 2014).

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed, or submitted electronically, herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: May 9, 2019	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer

Date: May 9, 2019	By:	/s/ Jason A. Amello
Jason A. Amello
Senior Vice President, Chief Financial Officer and Treasurer