Form 10-Q
period 2019-06-30
Akebia Therapeutics, Inc.
filed 2019-08-08
CIK 1517022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File Number 001-36352

AKEBIA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8756903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 First Street, Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 871-2098

n/a

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

Outstanding at July 31, 2019
118,863,735

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

•	the timing, investment and associated activities involved in commercializing Auryxia;
•	the potential therapeutic applications of the hypoxia-inducible factor, or HIF, pathway;
•	our pipeline, including its potential, and our research activities;
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
•

our ability to maintain any marketing authorizations we currently hold or will obtain, including our marketing authorizations for Auryxia and Fexeric and our ability to complete post-marketing requirements with respect thereto;

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

•

our intellectual property position, including obtaining and maintaining patents, and the timing, outcome and impact of administrative, regulatory, legal and other proceedings relating to our patents and other proprietary and intellectual property rights, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we have filed or may file, or other actions that we may take against such companies, and the timing and resolution thereof;

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
•

the implementation of our business model, current operating plan, and strategic plans for our business, product candidates and technology, and business development opportunities including potential collaborations, alliances, mergers, acquisitions or licensing of assets; and

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

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$87,212	$104,644
Available for sale securities	49,553	216,996
Inventory	122,137	114,245
Accounts receivable, net	28,888	16,666
Prepaid expenses and other current assets	28,606	15,724
Total current assets	316,396	468,275
Property and equipment, net	10,903	8,023
Operating lease assets	31,224	—
Goodwill	55,053	55,053
Other intangible assets, net	309,413	328,153
Other assets	100,539	137,036
Total assets	$823,528	$996,540
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$19,321	$42,796
Accrued expenses and other current liabilities	125,981	150,917
Debt	—	15,000
Short-term deferred revenue	40,316	56,980
Total current liabilities	185,618	265,693
Deferred rent, net of current portion	—	3,006
Deferred revenue, net of current portion	55,558	55,709
Operating lease liabilities, net of current portion	30,069	—
Deferred tax liabilities	3,029	6,631
Other non-current liabilities	29,898	29,573
Total liabilities	304,172	360,612
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock $0.00001 par value; 175,000,000 shares authorized at June 30, 2019 and December 31, 2018; 118,787,301 and 116,887,518 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	1,164,318	1,150,583
Accumulated other comprehensive income (loss)	23	(261)
Accumulated deficit	(644,986)	(514,395)
Total stockholders' equity	519,356	635,928
Total liabilities and stockholders' equity	$823,528	$996,540

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Product revenue, net	$29,089	$—	$52,200	$—
License, collaboration and other revenue	71,714	48,793	121,269	94,723
Total revenues	100,803	48,793	173,469	94,723
Cost of goods sold:
Product	28,569	—	50,726	—
Amortization of intangibles	9,100	—	18,200	—
Total cost of goods sold	37,669	—	68,926	—
Operating expenses:
Research and development	85,694	71,917	168,045	133,321
Selling, general and administrative	36,068	12,538	70,359	21,562
License expense	895	—	1,631	—
Total operating expenses	122,657	84,455	240,035	154,883
Operating loss	(59,523)	(35,662)	(135,492)	(60,160)
Other income:
Interest income	485	1,561	1,354	2,637
Other income (expense)	23	32	(55)	36
Net loss before income taxes	(59,015)	(34,069)	(134,193)	(57,487)
Benefit from income taxes	(845)	—	(3,602)	—
Net loss	$(58,170)	$(34,069)	$(130,591)	$(57,487)
Net loss per share - basic and diluted	$(0.49)	$(0.60)	$(1.11)	$(1.09)
Weighted-average number of common shares - basic and diluted	118,268,832	56,890,295	117,669,422	52,774,794
Comprehensive loss:
Net loss	$(58,170)	$(34,069)	$(130,591)	$(57,487)
Other comprehensive gain (loss) - unrealized gain (loss) on debt securities	59	91	284	(17)
Total comprehensive loss	$(58,111)	$(33,978)	$(130,307)	$(57,504)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional			Total
	Number of Shares	$0.00001 Par Value	Paid-In Capital	Unrealized Gain/(Loss)	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2017	47,612,619	$—	$493,823	$(442)	$(370,807)	$122,574
Issuance of common stock, net of issuance costs	9,194,306	—	95,416	—	—	95,416
Proceeds from sale of stock under employee stock purchase plan	17,569	—	218	—	—	218
Exercise of options	21,363	—	182	—	—	182
Share-based compensation expense	—	—	2,232	—	—	2,232
Restricted stock unit vesting	11,613	—	—	—	—	—
Unrealized gain/loss	—	—	—	(108)	—	(108)
Net income (loss)	—	—	—	—	(23,418)	(23,418)
Balance at March 31, 2018	56,857,470	$—	$591,871	$(550)	$(394,225)	$197,096
Proceeds from sale of stock under employee stock purchase plan	—	—	(3)	—	—	(3)
Exercise of options	43,041	—	314	—	—	314
Share-based compensation expense	—	—	2,494	—	—	2,494
Restricted stock unit vesting	13,375	—	—	—	—	—
Unrealized gain/loss	—	—	—	91	—	91
Net income (loss)	—	—	—	—	(34,069)	(34,069)
Balance at June 30, 2018	56,913,886	$—	$594,676	$(459)	$(428,294)	$165,923
Balance at December 31, 2018	116,887,518	$1	$1,150,583	$(261)	$(514,395)	$635,928
Proceeds from sale of stock under employee stock purchase plan	39,977	—	188	—	—	188
Exercise of options	62,204	—	365	—	—	365
Share-based compensation expense	—	—	2,094	—	—	2,094
Restricted stock unit vesting	132,563	—	—	—	—	—
Unrealized gain/loss	—	—	—	225	—	225
Net income (loss)	—	—	—	—	(72,421)	(72,421)
Balance at March 31, 2019	117,122,262	$1	$1,153,230	$(36)	$(586,816)	$566,379
Issuance of common stock, net of issuance costs	1,384,520	—	9,035	—	—	9,035
Exercise of options	300,592	—	195	—	—	195
Retired shares	(55,324)	—	(426)	—	—	(426)
Share-based compensation expense	—	—	2,284	—	—	2,284
Restricted stock unit vesting	35,251	—	—	—	—	—
Unrealized gain/loss	—	—	—	59	—	59
Net income (loss)	—	—	—	—	(58,170)	(58,170)
Balance at June 30, 2019	118,787,301	$1	$1,164,318	$23	$(644,986)	$519,356

See accompanying notes to unaudited condensed consolidated financial statements

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2019	June 30, 2018
Operating activities:
Net loss	$(130,591)	$(57,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,026	413
Amortization of intangibles	18,200	—
Amortization of premium/discount on investments	(685)	(313)
Non-cash interest expense	339	—
Non-cash operating lease expense	(1,097)	—
Fair value write-up of inventory sold	33,587	—
Write-down of inventory to net realizable value	3,023	—
Stock-based compensation	4,378	4,725
Deferred income taxes	(3,602)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,222)	34,084
Inventory	(17,188)	—
Prepaid expenses and other current assets	(11,337)	1,186
Other long-term assets	3,371	(79)
Accounts payable	(19,628)	(2,203)
Accrued expense	(28,126)	28,547
Operating lease liabilities	1,072	—
Deferred revenue	(16,815)	(20,121)
Deferred rent	—	(86)
Net cash used in operating activities	(176,295)	(11,334)
Investing activities:
Purchase of equipment	(3,906)	(469)
Proceeds from the maturities of available for sale securities	103,691	122,803
Proceeds from sales of available for sale securities	64,721	7,998
Purchase of available for sale securities	—	(121,466)
Net cash provided by investing activities	164,506	8,866
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	9,035	95,415
Proceeds from the sale of stock under employee stock purchase plan	188	217
Proceeds from the exercise of stock options	560	497
Retirement of treasury stock	(426)	—
Payments on debt	(15,000)	—
Payments on capital lease obligations	—	(6)
Net cash provided by (used in) financing activities	(5,643)	96,123
Increase (decrease) in cash, cash equivalents, and restricted cash	(17,432)	93,655
Cash, cash equivalents, and restricted cash at beginning of the period	107,099	71,437
Cash, cash equivalents, and restricted cash at end of the period	$89,667	$165,092

See accompanying notes to unaudited condensed consolidated financial statements

Akebia Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Organization and Operations

Akebia Therapeutics, Inc., referred to as Akebia or the Company, was incorporated in the State of Delaware in 2007. Akebia is a biopharmaceutical company focused on the development and commercialization of therapeutics for people with kidney disease. Akebia’s commercial product, Auryxia® (ferric citrate) is currently approved by the United States Food and Drug Administration, or FDA, and marketed for two indications in the United States, or the U.S.: the control of serum phosphorus levels in adult patients with chronic kidney disease, or CKD, on dialysis, or DD-CKD, and the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or NDD-CKD. Ferric citrate is also approved and marketed in Japan as an oral treatment for the improvement of hyperphosphatemia in patients with DD-CKD and NDD-CKD under the trade name Riona® (ferric citrate hydrate) and is approved, but not currently marketed, in the European Union as an oral treatment for the control of hyperphosphatemia in adult patients with DD-CKD and NDD-CKD under the trade name Fexeric® (ferric citrate). The Company’s lead investigational product candidate, vadadustat, is an oral therapy in Phase 3 development for two indications: anemia due to CKD in adult patients with DD-CKD and anemia due to CKD in adult patients with NDD-CKD.  The Company believes vadadustat has the potential to set a new standard of care in the treatment of anemia due to CKD, acting via a novel hypoxia-inducible factor, or HIF, pathway. HIF is the primary regulator of the production of red blood cells, or RBCs, in the body, as well as other important metabolic functions.

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

Since inception, the Company has devoted most of its resources to research and development, including its preclinical and clinical development activities, raising capital, and providing general and administrative support for these operations. The Company began recording revenue from the U.S. sales of Auryxia and revenue from sublicensing rights to Auryxia in Japan to the Company’s Japanese partners Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd., collectively, JT and Torii, on December 12, 2018. The Company has not generated a profit to date and may never generate profits from product sales. The Company’s product candidates are subject to long development cycles, and the Company may be unsuccessful in its efforts to develop, obtain marketing approval for or market its product candidates. If the Company does not successfully commercialize any of its product candidates, it may be unable to achieve profitability.

We expect our cash resources, including committed research and development funding from collaborators, to fund our current operating plan beyond the next twelve months, into the third quarter of 2020.  However, on a quarterly basis, we are required to conduct an accounting analysis under ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. Under the accounting standards, a company is not permitted to include elements of its operating plan that are deemed to be “outside of the company’s control” in an ASC 205-40 analysis, even though certain of those elements may be appropriately included in the company’s cash runway analysis.  For example, our cash runway includes receipt of a milestone payment from Mitsubishi Tanabe Pharma Corporation, or MTPC, upon manufacturing and marketing approval of vadadustat in Japan, but since receipt of that milestone payment is deemed to be “outside of our control” under the accounting standards, we are not permitted to include it in our ASC 205-40 analysis. The result of our ASC 205-40 analysis is that there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q.

The Company will require additional capital for the further commercialization of Auryxia and continued development and potential commercialization of the Company’s existing product candidates and would need to raise additional funds to pursue development activities related to any additional product candidates. If and until the Company can generate a sufficient amount of product revenue, the Company expects to finance future cash needs through public or private equity or debt offerings, payments from its collaborators, royalty transactions, strategic transactions, or a combination of these approaches. However, adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce or eliminate its research and development programs or any commercialization efforts.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.

In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019 or any other future period.

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

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three and six months ended June 30, 2019 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2018 Annual Report on Form 10-K and are updated below as necessary.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available-for-sale securities with original maturities of three months or less at the time of purchase. At June 30, 2019, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the unaudited condensed consolidated balance sheet that sum to the total of the amounts reported in the unaudited condensed consolidated statement of cash flows (in thousands):

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$87,212	$163,526
Prepaid expenses and other current assets	363	—
Other assets	2,092	1,566
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$89,667	$165,092

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available for sale which are included in current assets as they are intended to fund current operations. The Company carries available for sale securities at fair value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business. Based on these considerations, the Company did not identify any other-than-temporary unrealized losses at June 30, 2019. Unrealized losses on available for sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income” within the unaudited condensed consolidated statements of operations and comprehensive loss. The Company also includes in net investment income, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method and includes interest and dividends on securities in interest income.

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

The following is the summary of property and equipment and related accumulated depreciation as of June 30, 2019 and December 31, 2018.

	Useful Life	June 30, 2019	December 31, 2018
		(in thousands)
Computer equipment and software	3	$1,124	$1,593
Furniture and fixtures	5 - 7	1,663	1,170
Equipment	7	2,451	1,780
Leasehold improvements	Shorter of the useful life or remaining lease term (10 years)	8,649	5,324
Office equipment under capital lease	3	—	114
		13,887	9,981
Less accumulated depreciation		(2,984)	(1,958)
Net property and equipment		$10,903	$8,023

Depreciation expense was approximately $0.6 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $1.0 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

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

Reserves for Variable Consideration

Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between the Company and its Customers, health care providers, payors and other indirect customers relating to the Company’s sales of its products. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount will be credited to the Customer) or as a current liability (if the amount is payable to a Customer or a party other than a Customer). When appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in ASC 606 for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

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

Trade Discounts and Allowances: The Company generally provides Customers with discounts that include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the unaudited condensed consolidated statement of operations and comprehensive loss through June 30, 2019. The Company records a corresponding reduction of accounts receivable (if the trade discount and/or allowance will be credited to the Customer) or an increase in accrued expense (if the trade discount and/or allowance is payable to a Customer) on the consolidated balance sheets.

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

Collaborative Arrangements

The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. The Company considers the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between the Company and its collaborative partner and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. Therefore, the Company recognizes its allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the U.S. collaboration with Otsuka as a component of the related expense in the period incurred. During the three months ended June 30, 2019 and 2018, the Company incurred approximately $0.3 million and $0.2 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, as defined below in Note 4, of which approximately $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during each of the three months ended June 30, 2019 and 2018. During the three months ended June 30, 2019, Otsuka incurred approximately $0.1 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.1 million are reimbursable by the Company and recorded as an increase to research and development expense during the three months ended June 30, 2019. No costs were incurred by Otsuka related to the cost-sharing provisions of the Otsuka U.S. Agreement during the three months ended June 30, 2018. To the extent product revenue is generated from the collaboration, the Company recognizes its share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.

Intangible Assets

The Company maintains a definite-lived intangible asset related to developed product rights for Auryxia, which was acquired on December 12, 2018 as part of the Merger.

Intangible assets are initially recorded at fair value and stated net of accumulated amortization and impairments. The Company amortizes its intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization for the Company’s intangible asset is recorded over its estimated useful life of nine years.

The Company reviews intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of the intangible asset to its carrying value on the unaudited condensed consolidated balance sheet. If the carrying value of the intangible asset exceeds the undiscounted cash flows used in the recoverability test, the Company will write the carrying value down to the fair value in the period identified. The Company calculates the fair value of intangible assets as the present value of estimated future cash flows expected to be generated from the intangible asset using a risk-adjusted discount rate. In determining estimated future cash flows associated with its intangible assets, the Company uses market participant assumptions pursuant to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820).

Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. ASC 820 establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available.

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

Items measured at fair value on a nonrecurring basis include property and equipment, intangible assets and goodwill. The Company remeasures the fair value of these assets upon the occurrence of certain events. There were no such remeasurements to property and equipment for the three and six months ended June 30, 2019. There were no impairments to assets measured using Level 3 inputs during the three and six months ended June 30, 2019 and 2018, respectively.

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

3. Product Revenue and Reserves for Variable Consideration

To date, the Company’s only source of product revenue has been product revenue from the U.S. sales of Auryxia, which it began recording on December 12, 2018 following the consummation of the Merger. Total net product revenue was $29.1 million and $52.2 million for the three and six months ended June 30, 2019, respectively. The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2019 (in thousands):

	Chargebacks and Discounts	Rebates, Fees and other Deductions	Returns	Total
Balance at December 31, 2018	$516	$22,861	$360	$23,737
Current provisions related to sales in current year	3,306	44,708	1,596	49,610
Adjustments related to prior period sales	(22)	479	—	457
Credits/payments made relating to sales in current year	(2,392)	(14,809)	—	(17,201)
Credits/payments made relating to prior period sales	(928)	(31,322)	(1,663)	(33,913)
Balance at June 30, 2019	$480	$21,917	$293	$22,690

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

4. License, Collaboration and Other Significant Agreements

During the three and six months ended June 30, 2019 and 2018, the Company recognized the following revenues from its license, collaboration and other significant agreements and had the following deferred revenue balances as of June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
License, Collaboration and Other Revenue:	(in thousands)		(in thousands)
MTPC Agreement	$10,000	$189	$10,000	$9,281
Otsuka U.S. Agreement	37,519	26,458	63,742	46,057
Otsuka International Agreement	22,467	22,087	44,423	39,061
Total Proportional Performance Revenue	$69,986	$48,734	$118,165	$94,399
JT and Torii	1,491	—	2,719	—
MTPC Stability Studies	237	59	385	324
Total License, Collaboration and Other Revenue	$71,714	$48,793	$121,269	$94,723

	June 30, 2019
	Short-Term	Long-Term	Total
Deferred Revenue:	(in thousands)
Otsuka U.S. Agreement	$23,673	$35,930	$59,603
Otsuka International Agreement	16,643	14,949	31,592
Vifor Agreement	—	4,679	4,679
Total	$40,316	$55,558	$95,874

The following table presents changes in the Company’s contract assets and liabilities during the six months ended June 30, 2019 and 2018 (in thousands):

Six Months Ended June 30, 2019	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Other current assets	$—	$10,000	$—	$10,000
Accounts receivable(1)	$1,587	$81,830	$(75,260)	$8,157
Contract liabilities:
Deferred revenue	$112,689	$91,351	$(108,166)	$95,874
Accounts payable	$13,492	$—	$(13,492)	$—

Six Months Ended June 30, 2018
Contract assets:
Other current assets	$—	$651	$—	$651
Accounts receivable(1)	$34,186	$74,092	$(108,278)	$—
Contract liabilities:
Deferred revenue	$179,624	$74,278	$(94,399)	$159,503
Accounts payable	$—	$1,040	$—	$1,040

(1)

Excludes accounts receivable from other services related to clinical and regulatory activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement as of June 30, 2018 and 2019 and December 31, 2018 and 2019. Also excludes accounts receivable related to amounts due to the Company from product sales which are included in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018.

During the three and six months ended June 30, 2019 and 2018, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Recognized in the Period from:	2019	2018	2019	2018
Amounts included in deferred revenue at the beginning of the period	$23,277	$48,545	$40,316	$89,340
Performance obligations satisfied in previous periods	$—	$189	$1,254	$25,380

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

The Company and MTPC agreed that, instead of including Japanese patients in the Company’s global Phase 3 program for vadadustat, MTPC would be the sponsor of a Phase 3 program for vadadustat in Japan. Following consultation with the Japanese Pharmaceuticals and Medical Devices Agency, or the PMDA, MTPC initiated its Phase 3 development program for vadadustat in Japanese patients in Japan in the fourth quarter of 2017, and reported top-line data for the two Phase 3 pivotal trials and data from the two supportive Phase 3 studies in March 2019. MTPC is responsible for the costs of the Phase 3 program in Japan and other studies required there, and will make no funding payments for the global Phase 3 program. In July 2019, MTPC submitted a Japanese New Drug Application, or JNDA, to the Ministry of Health, Labor and Welfare in Japan for manufacturing and marketing approval of vadadustat, as a treatment for anemia due to CKD, which triggered a $10.0 million regulatory milestone payment due to the Company.

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

MTPC is required to make certain milestone payments to the Company aggregating up to approximately $225.0 million upon the achievement of specified development, regulatory and commercial events. More specifically, the Company received $10.0 million in development milestone payments, and is eligible to receive up to $40.0 million in regulatory milestone payments, of which the Company received $10.0 million in the third quarter of 2019 in relation to the July 2019 JNDA filing, and up to $175.0 million in commercial milestone payments associated with aggregate sales of all products. In consideration for the exclusive license and other rights contained in the MTPC Agreement, MTPC was also obligated to make a $20.0 million upfront payment as well as a payment of $20.5 million for Phase 2 studies in Japanese patients completed by the Company and reimbursable by MTPC. Additionally, if vadadustat is commercialized, the Company would be entitled to receive tiered double-digit royalty payments of up to 20% on sales of vadadustat in the MTPC Territory. Royalty payments are subject to certain reductions, including upon the introduction of competitive products in certain instances. Royalties are due on a country-by-country basis from the date of first commercial sale of a licensed product in a country until the last to occur of: (i) the expiration of the last to expire valid claim within the intellectual property covering the licensed product, (ii) the expiration of marketing or regulatory exclusivity in such country, or (iii) the tenth anniversary of the first commercial sale of such licensed product in such country. Due to the uncertainty of pharmaceutical development and the high historical failure rates associated with drug development, although the Company has received $10.0 million in development milestones and earned a $10.0 million regulatory milestone, for which payment was received in the third quarter of 2019, no additional milestone or royalty payments may ever be received from MTPC.

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

As of June 30, 2019, the transaction price is comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, comprised of a $6.0 million and a $4.0 million development milestone, and (v) a $10.0 million regulatory milestone relating to the JNDA filing which, as of June 30, 2019, was deemed probable of being achieved. As of June 30, 2019, all development milestones have been achieved and, other than the $10.0 million regulatory milestone related to the filing of the JNDA no other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method. Accordingly, the Company recognized the $10.0 million regulatory milestone for the filing of the JNDA, as revenue during the three and six months ended June 30, 2019, as the regulatory milestone was both deemed probable of being achieved and the required performance obligations had been satisfied as of June 30, 2019. The payment for this $10.0 million regulatory milestone was received in the third quarter of 2019. The Company recognized approximately $0.2 million and $9.3 million during the three and six months ended June 30, 2018. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2019, there is no deferred revenue, no accounts receivable, and $10.0 million in contract assets (included in prepaid and other current assets). There were no asset or liability balances classified as long-term in the unaudited condensed consolidated balance sheet as of June 30, 2019.

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

The Company is responsible for performing all activities related to the development of vadadustat as outlined in the current global development plan. The current global development plan encompasses all activities with respect to the ongoing PRO2TECT and INNO2VATE clinical programs through the filing for marketing approval, as well as certain other studies. Under the Otsuka U.S. Agreement the Company controls and retains final decision‑making authority with respect to certain matters. The Company’s obligations related to the conduct of the current global development plan include the associated manufacturing and supply services for vadadustat.

Under the Otsuka U.S. Agreement, the parties jointly conduct, and have equal responsibility for, all medical affairs, commercialization and non-promotional activities pursuant to underlying plans as agreed to by the parties. If approved by the FDA, the Company plans to provide vadadustat to Otsuka for commercialization pursuant to a separate supply agreement to be negotiated.

The activities under the Otsuka U.S. Agreement are governed by a joint steering committee, or JSC, formed by an equal number of representatives from the Company and Otsuka. The JSC coordinates and monitors the parties’ activities under the collaboration. Among other responsibilities, the JSC manages the overall strategic alignment between the parties, oversees the current global development plan and reviews other detailed plans setting forth the parties’ activities under the arrangement, including the medical affairs plan and commercialization and non-promotional activities plan. Additionally, the parties established a joint development committee, or JDC, which is comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JDC shares information related to, and reviews and discusses activities and progress under, the current global development plan and any other development that may be conducted pursuant to the collaboration. The Company and Otsuka also established a joint manufacturing committee, or JMC, which is comprised of an equal number of representatives from each of the parties. Among other responsibilities, the JMC oversees the manufacturing plan and related manufacturing activities. In support of the potential commercialization of vadadustat, the parties established a joint commercialization committee, or JCC, which is comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JCC oversees the activities and progress under the commercialization and non-promotional activities plan and all other sales and marketing activities. The Company has retained final decision-making authority with respect to certain matters, including U.S. pricing strategy and certain other key commercialization matters.

Under the terms of the Otsuka U.S. Agreement, the Company received a $125.0 million up-front, non-refundable, non-creditable cash payment in December 2016. In March 2017, the Company received a payment of approximately $33.8 million, which represented reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan through December 31, 2016. Commencing in the third quarter of 2017, whereupon the Company had incurred a specified amount of incremental costs, Otsuka began to contribute, as required by the Otsuka U.S. Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to December 31, 2016 will total $232.3 million or more, depending on the actual costs incurred toward the current global development plan. The $232.3 million estimate includes $168.6 million in base funding and $63.7 million in estimated additional funding that is expected to result from the Company’s exercise of the Otsuka Funding Option, described below, or the Additional Funding. The costs associated with the performance of any development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism to be determined by the parties. Costs incurred with respect to medical affairs and commercialization and non-promotional activities will generally be shared equally by the parties. In addition, due to the costs incurred in completing the activities under the current global development plan exceeding a certain threshold in the second quarter of 2019, the Company elected to require Otsuka to increase the aggregate percentage of current global development costs it funds under the Otsuka U.S. Agreement and the Otsuka International Agreement, as defined below, from 52.5% to 80%, or the Otsuka Funding Option. The Company estimates that the Additional Funding is estimated to total $63.7 million or more, depending on the actual costs incurred toward the current global development plan. The Additional Funding is fully creditable against future payments due to the Company under the arrangement, provided that future payments due to the Company may not be reduced by more than 50% in any calendar year and any remaining creditable amount above 50% in any calendar year will be applied to subsequent future payments until fully credited. As of June 30, 2019, revenue earned under the Additional Funding provision totaled approximately $10.6 million.

In addition, Otsuka would be required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, the Company is eligible to receive up to $125.0 million in development milestone payments and up to $65.0 million in regulatory milestone payments for the first product to achieve the associated event. Moreover, the Company is eligible for up to $575.0 million in commercial milestone payments associated with aggregate sales of licensed products, subject to reduction as a result of the Company’s exercise of the Otsuka Funding Option, as described above, which as of June 30, 2019 totaled $10.6 million. Due to the uncertainty of pharmaceutical development and the high historical failure rates associated therewith, no milestone payments may ever be received from Otsuka.

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

As of June 30, 2019, the transaction price totaling $391.1 million is comprised of: (i) the up-front payment of $125.0 million, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016 of $33.8 million, (iii) the estimate of the base cost share payments to be received of approximately $168.6 million with respect to amounts incurred by the Company subsequent to December 31, 2016, and (iv) the estimate of the additional funding of approximately $63.7 million related to incremental cost share payments under the Otsuka Funding Option described above. As of June 30, 2019, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.

During the three months ended June 30, 2019 and 2018, the Company recognized revenue totaling approximately $37.5 million and $26.5 million, respectively, and $63.7 million and $46.1 million during the six months ended June 30, 2019 and 2018, respectively, with respect to the Otsuka U.S. Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2019, there is approximately $59.6 million of deferred revenue related to the Otsuka U.S. Agreement of which $23.7 million is classified as current and $35.9 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of June 30, 2019, there is approximately $5.0 million in accounts receivable in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2018, there was approximately $7.2 million in contract liabilities (included in accounts payable) in the consolidated balance sheet.

The Company determined that the medical affairs, commercialization and non-promotional activities elements of the Otsuka U.S. Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, the Company is accounting for the joint medical affairs, commercialization and non-promotional activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the Company has determined that in the context of the medical affairs, commercialization and non-promotional activities, Otsuka does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions  As a result, the activities conducted pursuant to the medical affairs, commercialization and non-promotional activities plans will be accounted for as a component of the related expense in the period incurred. During the three months ended June 30, 2019 and 2018, the Company incurred approximately $0.3 million and $0.2 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement of which approximately $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during each of the three months ended June 30, 2019 and 2018, respectively. During the three months ended June 30, 2019, Otsuka incurred approximately $0.1 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.1 million are reimbursable by the Company and recorded as an increase to research and development expense during the three months ended June 30, 2019. No costs were incurred by Otsuka related to the cost-sharing provisions of the Otsuka U.S. Agreement during the three months ended June 30, 2018.

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

Pursuant to the terms of the Otsuka International Agreement, the Company is responsible for performing all activities related to the development of vadadustat as outlined in the current global development plan; however, the parties may agree to allocate certain responsibilities to Otsuka. Under the Otsuka International Agreement, the Company controls and retains final decision-making authority with respect to certain matters. Per the terms of the Otsuka International Agreement, Otsuka is generally responsible for the conduct of any development activities that may be required for marketing approvals in the Otsuka International Territory or otherwise performed with respect to the Otsuka International Territory that are incremental to those included in the current global development plan. The Company’s obligations related to the conduct of the current global development plan include the associated manufacturing and supply services for vadadustat.

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

The activities under the Otsuka International Agreement are governed by a JSC formed by an equal number of representatives from the Company and Otsuka. The JSC coordinates and monitors the parties’ activities under the collaboration. Among other responsibilities, the JSC manages the overall strategic alignment between the parties, oversees the current global development plan and reviews other detailed plans setting forth any other development activities that may be conducted under the arrangement. Additionally, the parties established a JDC, which is comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JDC shares information related to, and reviews and discusses activities and progress under, the current global development plan and any other development that may be conducted pursuant to the collaboration. The Company and Otsuka also established a JMC, which is comprised of an equal number of representatives from each of the parties. Among other responsibilities, the JMC oversees the manufacturing plan and related manufacturing activities. In support of the potential commercialization of vadadustat, the parties established a JCC, which is comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JCC manages the activities and progress under the commercialization and non-promotional activities plan and all other sales and marketing activities. The Company has retained final decision‑making authority with respect to certain matters. Otsuka has retained final decision‑making authority with respect to all commercialization matters, other than decisions related to certain marketing matters.

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

As of June 30, 2019, the transaction price totaling $250.4 million is comprised of: (i) the up-front payment of $73.0 million, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017 of $0.2 million, and (iii) an estimate of the cost share payments to be received with respect to amounts incurred by the Company subsequent to March 31, 2017 of $177.2 million. As of June 30, 2019, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.

During the three months ended June 30, 2019 and 2018, the Company recognized revenue totaling approximately $22.5 million and $22.1 million, respectively, and approximately $44.4 million and $39.1 million during the six months ended June 30, 2019 and 2018, respectively, with respect to the Otsuka International Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2019, there is approximately $31.6 million of deferred revenue related to the Otsuka International Agreement of which $16.6 million is classified as current and $14.9 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of June 30, 2019, there is approximately $1.6 million in accounts receivable in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2018, there was approximately $6.3 million in contract liabilities (included in accounts payable) in the consolidated balance sheet.

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

Under the terms of the Janssen Agreement, the Company made an upfront payment of $1.0 million in cash to Janssen and issued a warrant to purchase 509,611 shares of the Company’s common stock. In addition, Janssen could be eligible to receive up to an aggregate of $16.5 million from the Company in specified development milestone payments on a product-by-product basis. Janssen will also be eligible to receive up to $215.0 million from the Company in specified commercial milestones as well as tiered, escalating royalties ranging from a low- to mid-single digit percentage of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory.

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

Vifor Pharma License Agreement

Summary of Agreement

On May 12, 2017, the Company entered into a License Agreement, or the Vifor Agreement, with Vifor (International) Ltd., or Vifor Pharma, pursuant to which the Company granted Vifor Pharma an exclusive license to sell vadadustat solely to Fresenius Kidney Care Group LLC, or FKC, an affiliate of Fresenius Medical Care North America, or FMCNA, in the U.S. On April 8, 2019, the Company and Vifor Pharma entered into an Amended and Restated License Agreement, or the Vifor Amended Agreement, which amends and restates in full the Vifor Agreement.

Pursuant to the Vifor Amended Agreement, the Company granted Vifor Pharma an exclusive license to sell vadadustat to FKC and to certain third party dialysis organizations approved by the Company, or Third Party Dialysis Organizations, in the U.S. The license granted under the Vifor Amended Agreement will become effective upon (i) the approval of vadadustat for DD-CKD patients by the FDA, (ii) the earlier of a determination by the Centers for Medicare & Medicaid Services that vadadustat will be included in Medicare’s bundled reimbursement model or that vadadustat will be reimbursed using the Transitional Drug Add-On Payment Adjustment, and (iii) payment by Vifor Pharma of a $25.0 million milestone upon the occurrence of (i) and (ii).

The Vifor Amended Agreement is structured as a profit share arrangement between the Company and Vifor Pharma in which the Company will receive a majority of the profit, after deduction of certain amounts relating to Vifor Pharma’s costs, from Vifor Pharma’s sales of vadadustat to FKC and the Third Party Dialysis Organizations in the U.S. The Company will share the milestone payment and the revenue from the profit share with Otsuka pursuant to the Otsuka U.S. Agreement. The Company currently retains rights to commercialize vadadustat for use in the NDD-CKD market and in other dialysis organizations in the U.S., which will be done in collaboration with Otsuka following FDA approval.

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

Unless earlier terminated, the Vifor Amended Agreement will expire upon the later of the expiration of all patents that claim or cover vadadustat or expiration of marketing or regulatory exclusivity for vadadustat in the U.S. Vifor Pharma may terminate the Vifor Amended Agreement in its entirety upon 12 months’ prior written notice after the release of the first topline data in the vadadustat global Phase 3 program for DD-CKD patients. In addition, either party may, subject to a cure period, terminate the Vifor Amended Agreement in the event of the other party’s uncured material breach or bankruptcy. The Company may terminate the Vifor Amended Agreement (or suspend the license) upon the occurrence of certain events, such as for specific violations of the Vifor Amended Agreement, Vifor Pharma’s failure to achieve certain sales levels, or if there are changes in Vifor Pharma’s relationship with FKC or in applicable laws and regulations related to the reimbursement of drugs like vadadustat at dialysis clinics, or if Vifor Pharma contests the validity or enforceability of any patent controlled by the Company that covers vadadustat. The Vifor Amended Agreement also includes a standstill provision and customary representations and warranties.

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

License Agreement with Panion & BF Biotech, Inc.

As a result of the Merger, the Company had a license agreement, which was amended from time to time, with Panion & BF Biotech, Inc., or Panion, under which Keryx, the Company’s wholly owned subsidiary, was the contracting party, or the Panion License Agreement, Keryx in-licensed the exclusive worldwide rights, excluding certain Asian-Pacific countries, or the Licensor Territory, for the development and commercialization of ferric citrate.

On April 17, 2019, the Company and Panion entered into a second amended and restated license agreement, or the Panion Amended License Agreement, which amends and restates in full the Panion License Agreement, effective as of April 17, 2019. The Panion Amended License Agreement provides the Company with an exclusive license under Panion-owned know-how and patents covering the rights to sublicense, develop, make, use, sell, offer for sale, import and export ferric citrate worldwide, excluding the Licensor Territory. The Panion Amended License Agreement also provides Panion with an exclusive license under Keryx-owned patents covering the rights to sublicense (with the Company’s written consent), develop, make, use, sell, offer for sale, import and export ferric citrate in certain countries in the Licensor Territory. Consistent with the Panion License Agreement, under the Panion Amended License Agreement, Panion is eligible to receive from the Company or any sublicensee royalty payments based on a mid-single digit percentage of sales of ferric citrate in the Company’s licensed territories. The Company is eligible to receive from Panion or any sublicensee royalty payments based on a mid-single digit percentage of net sales of ferric citrate in Panion’s licensed territories.

Pursuant to the terms of the Panion Amended License Agreement, a joint steering committee, or the Panion JSC, consisting of Panion and Company representatives was formed to oversee the development and commercialization of Fexeric in Europe. In accordance with the Panion Amended License Agreement, the Panion JSC reached consensus on a commercialization plan, which was subsequently agreed to by the parties for Europe in the second quarter of 2019. In addition, the Panion Amended License Agreement provides that each of the Company and Panion has the right, but not the obligation, to conduct litigation against any infringer of certain patent rights under the Panion Amended License Agreement in certain territories.

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

During the three and six months ended June 30, 2019, the Company incurred approximately $2.6 million and $4.7 million, respectively, in royalty payments due to Panion relating to the Company’s sales of Auryxia in the U.S. and JT and Torii’s net sales of Riona in Japan, as the Company is required to pay a mid-single digit percentage of net sales of ferric citrate in the Company’s licensed territories to Panion under the terms of the Panion Amended License Agreement.

Sublicense Agreement with Japan Tobacco, Inc. and its subsidiary, Torii Pharmaceutical Co., Ltd.

Summary of Agreement

In connection with the Merger, the Company now has a Sublicense Agreement with JT and Torii, and the Amended and Restated Sublicense Agreement with JT and Torii, collectively the JT and Torii Sublicense Agreement, under which Keryx, our wholly owned subsidiary, remains the contracting party. Under the JT and Torii Sublicense Agreement, JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate hydrate in Japan. JT and Torii are responsible for the future development and commercialization costs in Japan.

Ferric citrate hydrate is currently approved by the Japanese Ministry of Health, Labour and Welfare for manufacturing and marketing in Japan for the treatment of hyperphosphatemia in patients with CKD. Ferric citrate hydrate is being marketed in Japan by Torii, under the brand name Riona. JT and Torii are currently conducting a Phase 3 clinical program evaluating Riona for the treatment of IDA in adult patients in Japan. JT and Torii have stated that, upon successful completion of its Phase 3 program, they expect to file an application for approval of IDA as an additional indication for Riona in Japan. The Company is eligible to receive royalty payments based on a tiered double-digit percentage of net sales of Riona in Japan escalating up to the mid-teens, subject to certain reductions upon expiration or termination of the Amended and Restated License Agreement between Keryx and Panion, by which Keryx in-licensed the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and commercialization of ferric citrate. The Company is entitled to receive up to an additional $55.0 million upon the achievement of certain annual net sales milestones.

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

Revenue Recognition

The Company evaluated the elements of the JT and Torii Sublicense Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, JT and Torii, is a customer. The Company’s arrangement with JT and Torii contains the following material promises under the contract at inception: (i) exclusive license to develop and commercialize ferric citrate hydrate in Japan (the License Deliverable), (ii) supply of ferric citrate hydrate until JT and Torii could secure their own source (the Supply Deliverable), (iii) knowledge transfer, and (iv) rights to future know-how.

The Company identified two performance obligations in connection with its obligations under the JT and Torii Sublicense Agreement: (i) License and Supply Performance Obligation and (ii) Rights to Future Know-How Performance Obligation. The Company allocated the transaction price to each performance obligation based on the Company’s best estimate of the relative standalone selling price. The Company developed a best estimate of the standalone selling price for the Rights to Future Know-How Performance Obligation primarily based on the likelihood that additional intellectual property covered by the license conveyed will be developed during the term of the arrangement and determined it immaterial. As such, the Company did not develop a best estimate of standalone selling price for the License and Supply Performance Obligation and allocated the entire transaction price to this performance obligation. Additionally, as of the consummation of the Merger, the services associated with the License and Supply Performance Obligation were completed and JT and Torii had secured their own source to manufacture ferric citrate hydrate. As such, any initial license fees as well as any development-based milestones and manufacturing fee revenue were received and recognized prior to the Merger. The Company determined that the remaining consideration that may be payable to the Company under the terms of the sublicense agreement are either quarterly royalties on net sales or payments due upon the achievement of sales-based milestones. In accordance with ASC 606, the Company recognizes sales-based royalties, including milestone payments based on the level of sales, when the related sales occur as these amounts have been determined to relate predominantly to the license granted to JT and Torii and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur.

During the three and six months ended June 30, 2019, the Company recognized $1.5 million and $2.7 million, respectively, in license revenue related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.

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

Immediately prior to the Merger, Baupost Group Securities, L.L.C., or Baupost, agreed to convert its $164.7 million of Keryx’s Convertible Notes into 35,582,335 Keryx Shares, in accordance with the terms of the governing indenture agreement, in exchange for an additional 4,000,000 Keryx Shares, or the Baupost Additional Shares. The aggregate 39.6 million Keryx Shares were then converted into Akebia Shares at the 0.37433 exchange ratio. The fair value of the Baupost Additional Shares, on an as-converted basis, of $13.4 million has been excluded from the purchase price and recorded within selling, general and administrative expenses in our consolidated financial statements, as the issuance of those shares by Keryx is considered to be a separate transaction under ASC 805, Business Combinations, since it was entered into by or on behalf of the acquirer or primarily for the benefit of the acquirer or the combined entity.

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

6. Available For Sale Securities

Available for sale securities at June 30, 2019 and December 31, 2018 consisted of the following:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
June 30, 2019
Cash and cash equivalents	$87,212	$—	$—	$87,212
Available for sale securities:
Certificates of deposit	$245	$—	$—	$245
U.S. government debt securities	42,372	25	(3)	42,394
Corporate debt securities	6,913	1	—	6,914
Total available for sale securities	$49,530	$26	$(3)	$49,553
Total cash, cash equivalents, and available for sale securities	$136,742	$26	$(3)	$136,765

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2018
Cash and cash equivalents	$104,644	$—	$—	$104,644
Available for sale securities:
Certificates of deposit	$245	—	—	$245
U.S. government debt securities	158,518	1	(198)	158,321
Corporate debt securities	58,494	—	(64)	58,430
Total available for sale securities	$217,257	$1	$(262)	$216,996
Total cash, cash equivalents, and available for sale securities	$321,901	$1	$(262)	$321,640

The estimated fair value of the Company’s available for sale securities balance at June 30, 2019, by contractual maturity, was as follows:

Due in one year or less	$49,553
Due after one year	—
Total available for sale securities	$49,553

There were no realized gains or losses on available for sale securities for the three and six months ended June 30, 2019 and 2018. The following table summarizes the Company’s available for sale securities that were in a continuous unrealized loss position, but were not deemed to be other-than temporarily impaired, as of June 30, 2019 and December 31, 2018:

	Unrealized Loss for Less Than 12 Months		Unrealized Loss for 12 Months or More		Total
	Gross		Gross		Gross
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(in thousands)
June 30, 2019
Available for sale securities:
U.S. government debt securities	$(1)	$245	$(2)	$9,988	$(3)	$10,233
Total	$(1)	$245	$(2)	$9,988	$(3)	$10,233

	Unrealized Loss for Less Than 12 Months		Unrealized Loss for 12 Months or More		Total
	Gross		Gross		Gross
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	(in thousands)
December 31, 2018
Available for sale securities:
U.S. government debt securities	$(159)	$116,026	$(39)	$29,934	$(198)	$145,960
Corporate debt securities	(64)	58,430	—	—	(64)	58,430
Total	$(223)	$174,456	$(39)	$29,934	$(262)	$204,390

There were 3 securities and 51 securities as of June 30, 2019 and December 31, 2018, respectively, that were in an unrealized loss position. The Company considered the decline in the market value of these securities to be primarily attributable to current economic conditions. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. As of June 30, 2019, the Company does not intend to sell these securities and it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity. As a result, the Company did not consider these investments to be other-than-temporarily impaired as of June 30, 2019.

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

Assets measured or disclosed at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2019
Assets:
Cash and cash equivalents	$87,212	$—	$—	$87,212
Certificates of deposit	—	245	—	245
U.S. government debt securities	—	42,394	—	42,394
Corporate debt securities	—	6,914	—	6,914
	$87,212	$49,553	$—	$136,765

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2018
Assets:
Cash and cash equivalents	$104,644	$—	$—	$104,644
Certificates of deposit	—	245	—	245
U.S. government debt securities	—	158,321	—	158,321
Corporate debt securities	—	58,430	—	58,430
	$104,644	$216,996	$—	$321,640

The Company’s corporate debt securities are all investment grade.

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2019 and December 31, 2018.

Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would result in material changes in the fair value of investments.

8. Inventory

The components of inventory are summarized as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Raw materials	$1,918	$1,880
Work in process	177,281	215,122
Finished goods	30,206	18,182
Total inventory	$209,405	$235,184

Long-term inventory, which primarily consists of raw materials and work in process, is included in other assets in the Company’s consolidated balance sheets.

	June 30, 2019	December 31, 2018
	(in thousands)
Balance Sheet Classification:
Inventory	$122,137	$114,245
Other assets	87,268	120,939
Total inventory	$209,405	$235,184

Inventory amounts written down as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold totaled $1.3 million and $3.0 million during the three and six months ended June 30, 2019. The Company did not have any inventory write-offs during the three and six months ended June 30, 2018, respectively, as there were no inventory amounts prior to the Merger on December 12, 2018. If future sales of Auryxia are lower than expected, the Company may be required to write-down the value of such inventories. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of sales in the unaudited condensed consolidated statement of operations.

9. Intangible Assets and Goodwill

Intangible Assets

The following table presents the Company’s intangible assets at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Gross Carrying Value	Accumulated Amortization	ASC 842 Adjustment	Total	Estimated useful life
Acquired intangible assets:
Developed product rights for Auryxia	$329,130	$(19,717)	$—	$309,413	9 Years
Favorable lease	545	(5)	(540)	—	N/A
Total	$329,675	$(19,722)	$(540)	$309,413

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Total	Estimated useful life
Acquired intangible assets:
Developed product rights for Auryxia	$329,130	$(1,517)	$327,613	9 Years
Favorable lease	545	(5)	540	4 Years
Total	$329,675	$(1,522)	$328,153

On December 12, 2018, the Company completed the Merger, whereby it acquired certain definite-lived intangible assets, including the developed product rights for Auryxia and a favorable lease. The Company amortizes its definite-lived intangible assets acquired as part of the Merger using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life. As a result of the adoption of ASC 842 on January 1, 2019, the Company reclassed the remaining balance of the favorable lease intangible asset into the operating lease asset. The Company recorded $9.1 million and $18.2 million in amortization expense related to the developed product rights for Auryxia during the three and six months ended June 30, 2019, respectively. Estimated future amortization expense for the intangible asset as of June 30, 2019 is as follows (in thousands):

Total
2019	$18,201
2020	36,402
2021	36,401
2022	36,402
2023	36,401
Thereafter	145,606
$309,413

Goodwill

Goodwill was $55.1 million as of June 30, 2019 and December 31, 2018, derived as follows (in thousands):

Total Merger consideration	$527,754
Less: Fair value of identified acquired assets and liabilities, net	(472,701)
Goodwill	$55,053

Goodwill will be evaluated for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that an impairment may exist.

10. Accrued Expenses

Accrued expenses as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Accrued clinical expenses	$68,821	$71,881
Product revenue allowances	21,917	22,861
Accrued bonus	5,635	9,537
Lease liability	4,780	—
Accrued commercial manufacturing	3,660	6,383
Royalties	2,646	2,430
Professional fees	2,620	2,367
Accrued payroll	2,047	2,255
Accrued vacation	1,017	1,088
Accrued severance	42	3,962
Merger costs	—	16,071
Accrued other	12,796	12,082
Total accrued expenses	$125,981	$150,917

11. Debt

Revolving Line of Credit

Keryx, our wholly owned subsidiary following the Merger, has a $40.0 million revolving line of credit, or the Line of Credit, under its Loan and Security Agreement with Silicon Valley Bank, or SVB. Availability under the Line of Credit is subject to a borrowing base comprised of eligible receivables and eligible inventory of Keryx as set forth in the Loan and Security Agreement. As of June 30, 2019 and December 31, 2018, there was $0 and $15.0 million outstanding, respectively, under the Line of Credit and the Company had approximately $23.9 million in available borrowing base as of June 30, 2019.

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

The principal amount outstanding under the Loan and Security Agreement bears interest at a floating rate per annum equal to the greater of (i) 2.0% above the “prime rate,” as reported in The Wall Street Journal and (ii) 6.75%, which interest is payable monthly. Principal amounts borrowed under the Line of Credit may be repaid and, prior to the maturity date, re-borrowed, subject to the terms and conditions set forth in the Loan and Security Agreement. The Line of Credit matures on the date that is the earlier of (i) two years after the effective date of the Loan and Security Agreement and (ii) ninety days prior to the maturity of any portion of any Permitted Convertible Debt, as defined under the Loan and Security Agreement. Upon entry into the Loan and Security Agreement (payable in installments and subject to certain conditions), and at the one year anniversary of the effective date of the Loan and Security Agreement (or, if earlier, upon termination of or an event of default under the Loan and Security Agreement), Keryx must pay to SVB a fee equal to 1.00% of the Line of Credit. Keryx is also required to pay on a quarterly basis a fee equal to 0.25% per annum of the average unused portion of the Line of Credit. Keryx must pay a termination fee of 2.00% of the Line of Credit, if the Loan and Security Agreement is terminated prior to the maturity date of July 18, 2020, subject to certain exceptions.

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

Upon an event of default under the Loan and Security Agreement, SVB is entitled to accelerate and demand payment of all amounts outstanding under the Loan and Security Agreement, stop advancing money or extending credit to Keryx, demand that Keryx deposit at least 105% of the face amount of any letters of credit remaining undrawn to secure all obligations thereunder, and exercise other remedies available to SVB under the Loan and Security Agreement and at law or in equity. As of June 30, 2019 and December 31, 2018, the Company determined that events of default had occurred.

On July 31, 2019, Keryx entered into a Waiver and First Amendment to Loan and Security Agreement, or the Loan Amendment. Pursuant to the Loan Amendment, certain revisions were made to the Loan and Security Agreement, including requiring Keryx to maintain, from and after December 31, 2019, subject to certain exceptions, a certain amount of funds to which the Company has unrestricted access in one or more asset management accounts with SVB or SVB’s affiliate and revising certain of the representations and warranties and covenants in the Loan and Security Agreement. In addition, pursuant to the Loan Amendment, SVB waived the then-existing events of default.

On August 7, 2019, the Company executed and delivered to SVB an Unconditional Guaranty, or the Guaranty, pursuant to which the Company guaranteed the prompt and complete payment and performance when due of all of the obligations and liabilities of Keryx under the Loan and Security Agreement, as amended by the Loan Amendment, or the Amended Loan Agreement. In addition, the Company entered into a Security Agreement with SVB effective August 7, 2019, or the Security Agreement, pursuant to which the Company granted to SVB a continuing first priority security interest in substantially all of the Company’s personal property, other than the Company’s intellectual property, to secure the payment and performance of the Company’s obligations under the Guaranty. The Company’s obligations under the Guaranty are independent of Keryx’s obligations, and separate actions may be brought against the Company.

The Security Agreement contains customary representations and warranties and affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal corporate existence and governmental approvals, maintain insurance coverage and protect our intellectual property rights. The negative covenants include, among others, restrictions on transferring the Company’s assets, changing the Company’s business, undergoing a change in control, engaging in mergers or acquisitions, incurring additional indebtedness, creating liens, paying dividends or making other distributions, making investments and transacting with affiliates, in each case subject to certain exceptions.

Upon an event of default under the Security Agreement, SVB is entitled to exercise several remedies, including accelerating and demanding payment of all the Company’s liabilities under the Guaranty, ceasing to advance money or extend credit under the Amended Loan Agreement, demanding that the Company deposit cash with SVB in an amount equal to the aggregate amount of any letters of credit remaining undrawn to secure all obligations thereunder, and seeking to enforce security interests in the collateral securing the Amended Loan Agreement and the Guaranty.

During the three and six months ended June 30, 2019, the Company recognized approximately $37,000 and $0.3 million, respectively, of interest expense related to the Line of Credit. The Company did not incur any amortization expense related to the origination fee and other additional fees noted above as such fees were included in the fair value of the Line of Credit as of December 12, 2018, the date on which the Merger was consummated, in accordance with ASC 805.

12. Warrant

In connection with the Janssen Agreement, in February 2017 the Company issued a warrant to purchase 509,611 shares of the Company’s common stock at an exercise price of $9.81 per share. The warrant was fully vested upon issuance and is exercisable in whole or in part, at any time prior to February 9, 2022. The warrant satisfied the equity classification criteria of ASC 815, and is therefore classified as an equity instrument. The fair value at issuance of $3.4 million was calculated using the Black Scholes option pricing model and was charged to research and development expense as it represented consideration for a license for which the underlying intellectual property was deemed to have no alternative future use. As of June 30, 2019, the warrant remains outstanding and expires on February 9, 2022.

13. Stockholders’ Equity

Authorized and Outstanding Capital Stock

As of June 30, 2019, the authorized capital stock of the Company included 175,000,000 shares of common stock, par value $0.00001 per share, of which 118,787,301 and 116,887,518 shares were issued and outstanding at June 30, 2019 and December 31, 2018, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which 0 shares were issued and outstanding at June 30, 2019 and December 31, 2018.

At-the-Market Facility

In May 2016, the Company established an at-the-market, or ATM, equity offering program pursuant to which it was able to offer and sell up to $75.0 million of common stock at the then current market prices from time to time. Through December 31, 2018, the Company sold 1,775,214 shares of common stock under this program with net proceeds of $22.6 million, of which 694,306 shares were sold in the three months ended March 31, 2018 for net proceeds of approximately $10.5 million. The Company did not sell any additional shares in the three months ended June 30, 2018. Additionally, the Company sold 1,384,520 shares in the three months ended June 30, 2019 for net proceeds (after deducting commissions and other offering expenses) of approximately $9.4 million. During the three months ended March 31, 2019, the Company did not complete any sales of common stock under this program.

Retired Shares

In April 2019, the Company repurchased and retired 55,324 shares of common stock. The proceeds from the disposition of these shares were used by certain officers of the Company to cover tax liabilities associated with previously vested RSUs.

Equity Plans

On February 28, 2014, the Company’s Board of Directors adopted its 2014 Incentive Plan and its 2014 Employee Stock Purchase Plan, or the 2014 ESPP, which were subsequently approved by its shareholders and became effective upon the closing of the Company’s initial public offering on March 25, 2014. The Company’s 2014 Incentive Plan was subsequently amended on December 11, 2018, which amendment did not require shareholder approval. The Company’s 2014 Incentive Plan, as amended, is referred to as the 2014 Plan. The 2014 Plan replaced the Company’s Amended and Restated 2008 Equity Incentive Plan, or the 2008 Plan; however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. On June 6, 2019, the Company’s shareholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or the ESPP. In May 2016, the Company’s Board of Directors approved an inducement award program that was separate from the Company’s equity plans and which, consistent with Nasdaq Listing Rule 5635(c)(4), did not require shareholder approval, or the Inducement Award Program. For 2019, the Company authorized the issuance of up to 3,150,000 shares for the purpose of granting options to purchase shares of the Company’s common stock to new hires under the Inducement Award Program, of which 787,700 options to purchase Akebia Shares were granted during the six months ended June 30, 2019, of which 774,700 options to purchase Akebia Shares remained outstanding at June 30, 2019.

The 2014 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, RSUs, performance awards and other awards convertible into or otherwise based on shares of the Company’s common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1 of each calendar year, by an amount equal to three percent (3%) of the number of Akebia Shares outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31, or the 2014 Plan Evergreen Provision. The Company’s Board of Directors may act prior to January 1 of any year to provide that there will be no automatic increase in the number of Akebia Shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). On December 12, 2018, in connection with the consummation of the Merger, the Company assumed outstanding and unexercised options to purchase Keryx Shares, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, under the following Keryx equity plans, or the Keryx Equity Plans: the Keryx 1999 Share Option Plan, the Keryx 2004 Long-Term Incentive Plan, the Keryx 2007 Incentive Plan, the Keryx Amended and Restated 2013 Incentive Plan, and the Keryx 2018 Equity Incentive Plan, or the Keryx 2018 Plan. In addition, the number of Keryx Shares available for issuance under the Keryx 2018 Plan, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, may be used for awards granted by the Company under its 2014 Plan, or the Assumed Shares, provided that the Company uses the Assumed Shares for individuals who were not employees or directors of the Company prior to the consummation of the Merger. During the six months ended June 30, 2019, the Company granted 2,028,625 options to purchase Akebia Shares to employees under the 2014 Plan, 787,700 options to purchase Akebia Shares to employees under the Inducement Award Program, 1,432,200 Akebia RSUs to employees under the 2014 Plan, 180,900 options to purchase Akebia Shares to directors under the 2014 Plan, and 123,300 Akebia RSUs to directors under the 2014 Plan.

The ESPP provides for the issuance of options to purchase shares of the Company’s common stock to participating employees at a discount to their fair market value. As noted above, the Company’s stockholders approved the ESPP, which amended and restated the Company’s 2014 ESPP, on June 6, 2019. The maximum aggregate number of shares at June 30, 2019 of the Company’s common stock available for future issuance under the ESPP is 5,763,545. Under the ESPP, each offering period is six months, at the end of which employees may purchase shares of the Company’s common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of eighty-five percent (85%) of the closing price of the Company’s common stock at the beginning or end of the offering period.

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	June 30, 2019	December 31, 2018
Common stock options and RSUs outstanding (1)	9,717,566	9,309,204
Shares available for issuance under Akebia equity plans (2)	7,874,513	4,526,563
Warrant to purchase common stock	509,611	509,611
Shares available for issuance under the ESPP (3)	5,763,545	603,522
Total	23,865,235	14,948,900

(1)	Includes awards granted under the 2014 Plan and the Inducement Award Program and awards issued in connection with the Merger.
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

(3)

On June 6, 2019, the shares reserved for future issuance under the ESPP increased by 5,200,000 shares upon shareholder approval of the Amended and Restated 2014 Employee Stock Purchase Plan. On February 28, 2018 and February 28, 2017, the shares reserved for future issuance under the 2014 ESPP remained unchanged. There were no increases in the shares reserved for future issuance pursuant to the evergreen provision under the 2014 ESPP in 2017 and 2018 as the maximum aggregate number of shares available for purchase under the 2014 ESPP had reached its cap of 739,611 on February 28, 2016.

Stock-Based Compensation

Stock Options

Service-Based Stock Options

On February 28, 2019, as part of the Company’s annual grant of equity, the Company issued 2,028,625 stock options to employees. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. Options granted by the Company vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options generally expire ten years after the date of grant. The Company recorded approximately $1.1 million and $1.7 million of stock-based compensation expense related to stock options during the three months ended June 30, 2019 and 2018, respectively, and approximately $2.2 million and $3.6 million during the six months ended June 30, 2019 and 2018, respectively.

Performance-Based Stock Options

On December 12, 2018, pursuant to the Merger Agreement, each outstanding and unexercised performance-based option to acquire Keryx Shares granted under a Keryx equity plan converted into a service-based option or performance-based option to acquire Akebia Shares, with the number of shares and exercise price adjusted by the Exchange Multiplier. As a result, the Company issued 233,954 performance-based options related to the Merger. The Company did not have any performance-based options outstanding in fiscal year 2018 prior to the consummation of the Merger. The Company did not issue any performance-based options during the six months ended June 30, 2019 and 2018. As of June 30, 2019, the Company had 59,892 performance-based options outstanding. The potential range of shares issuable pursuant to the Company’s outstanding performance-based options range from 0% to 100% of the target shares based on financial measures. Performance-based options vest up to 50% upon achievement of performance condition and up to 50% one year following achievement of the performance condition.

Restricted Stock Units

On February 28, 2019, as part of the Company’s annual grant of equity, the Company issued 1,384,775 restricted stock units, or RSUs, to employees. In addition, the Company occasionally issues RSUs not in connection with the annual grant process to employees. RSUs granted by the Company vest in one of the following ways: 100% of each RSU grant vests on either the first or the third anniversary of the grant date, or one third of each RSU grant vests on the first, second and third anniversaries of the grant date, subject, in each case, to the individual’s continued service through the applicable vesting date. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized on a straight-line basis over the vesting period. The Company recorded approximately $1.2 million and $0.8 million of stock-based compensation expense related to the Akebia employee RSUs during the three months ended June 30, 2019 and 2018, respectively, and approximately $2.1 million and $1.0 million during the six months ended June 30, 2019 and 2018, respectively.

Employee Stock Purchase Plan

The first offering period under the ESPP opened on January 2, 2015. The Company issued 39,977 shares during the six months ended June 30, 2019. The Company recorded approximately $43,000 and $41,000 of stock-based compensation expense related to the ESPP during the three months ended June 30, 2019 and 2018, respectively, and approximately $91,000 and $101,000 during the six months ended June 30, 2019 and 2018, respectively.

Compensation Expense Summary

The Company has classified its stock-based compensation expense related to share-based awards as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)		(in thousands)
Research and development	$684	$825	$1,562	$1,442
Selling, general and administrative	1,600	1,669	2,816	3,283
Total	$2,284	$2,494	$4,378	$4,725

Compensation expense by type of award:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)		(in thousands)
Stock options	$1,073	$1,673	$2,185	$3,615
Restricted stock units	1,168	780	2,102	1,009
Employee stock purchase plan	43	41	91	101
Total	$2,284	$2,494	$4,378	$4,725

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

As of June 30, 2019 and December 31, 2018, the Company’s net deferred tax liability was $3.0 million and $6.6 million, respectively. Deferred tax liabilities can be reduced by deferred tax assets generated by the Company. During the three and six months ended June 30, 2019, the Company reduced its net deferred tax liability by a portion of the deferred tax asset associated with the state net operating loss for the period. As a result, the Company reported a $0.8 million and $3.6 million tax benefit for the three and six months ended June 30, 2019, respectively.

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

The term of the Cambridge Lease with respect to the office space expires on September 11, 2026, with one five year extension option available. The term of the Cambridge Lease with respect to the lab space expires on November 30, 2021, with an extension option for one additional period of two years. The term of the Boston Lease office space expires on February 28, 2023, with an extension option for one additional five year extension option available. The renewal options in the Company’s real estate leases were not included in the calculation of the operating lease assets and operating lease liabilities as the renewal is not reasonably certain. The lease agreements do not contain residual value guarantees. Operating lease costs for the three and six months ended June 30, 2019 were $1.6 million and $3.3 million, respectively, and cash paid for amounts included in the measurement of operating lease liabilities for the three and six months ended June 30, 2019 were $1.7 million and $3.4 million, respectively.

We have not entered into any material short-term leases or financing leases as of June 30, 2019.

The total security deposit in connection with the Cambridge Lease is $1.6 million as of June 30, 2019. Additionally, the Company recorded $0.8 million for the security deposit under the Boston Lease. Both the Cambridge Lease and the Boston Lease have their security deposits in the form of a letter of credit, all of which are included in prepaid expenses and other current assets and in other assets in the Company’s consolidated balance sheets as of June 30, 2019.

As of June 30, 2019, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter are as follows:

Operating
Leases
(in thousands)
Remaining 2019	$3,026
2020	7,008
2021	7,064
2022	6,735
2023	5,347
Thereafter	13,934
Total	$43,114

In arriving at the operating lease liabilities as of June 30, 2019, we applied incremental borrowing rates ranging from 5.91% to 6.94% over remaining lease terms ranging from 2.91 years to 7.69 years. As of June 30, 2019, the following represents the difference between the remaining undiscounted minimum rental commitments under non-cancelable leases and the operating lease liabilities:

Operating
Leases
(in thousands)
Total
Undiscounted minimum rental commitments	$43,114
Present value adjustment using incremental borrowing rate	(8,265)
Operating lease liabilities	$34,849

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

Pursuant to the BioVectra Manufacture and Supply Agreement and the Product Manufacture and Supply and Facility Construction Agreement, collectively the BioVectra Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. In addition, the BioVectra Agreement contained contingent milestone payments for capital developments in connection with construction of an expansion of the site of the BioVectra production facility for the manufacture of drug substance for Auryxia. These milestone payments were achieved by BioVectra and fully recorded prior to the Merger. These milestone payments are recorded in other assets and amortized into drug substance as inventory is released to the Company. The term of the BioVectra Agreement expires in late 2026, after which, it automatically renews for specified terms until terminated. The Company may terminate the BioVectra Agreement prior to the expiration of the contract term, which could result in early termination fee. As of June 30, 2019, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $141.0 million through the end of the contract term.

As part of purchase accounting, the Company identified an executory contract in the BioVectra Agreement, which includes future firm purchase commitments. This executory contract was deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. As a result, the Company recorded a liability of $29.5 million in purchase accounting, as of the acquisition date for the preliminary fair value of the off-market element. Through June 30, 2019, the Company recorded $0.4 million in accretion expense related to the present value discount associated with this liability.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, or the Siegfried Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. The term of the Siegfried Agreement expires on December 31, 2021, after which, it automatically renews for one-year terms until terminated. The Siegfried Agreement provides for certain termination rights prior to December 31, 2021 for the Company. As of June 30, 2019, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $75.3 million through the year ending December 31, 2021.

Other Third Party Contracts

Under the Company’s agreement with IQVIA, formerly known as Quintiles IMS, to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of June 30, 2019 were approximately $111.8 million. The estimated period of substantive performance for the committed work with IQVIA is through the end of 2020. The Company also contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $55.5 million at June 30, 2019. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

16. Net Loss per Share

The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	As of June 30,
	2019	2018
Warrant	509,611	509,611
Outstanding stock options	7,779,744	4,060,361
Unvested restricted stock units	1,937,822	916,700
Total	10,227,177	5,486,672

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

We plan to commercialize vadadustat, subject to U.S. Food and Drug Administration, or FDA, approval, in the U.S. with our commercial organization, while also leveraging our collaboration with Otsuka Pharmaceutical Co. Ltd., or Otsuka, and its U.S. commercial organization. We also granted Otsuka exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. In Japan and certain other countries in Asia, we granted Mitsubishi Tanabe Pharma Corporation, or MTPC, exclusive rights to commercialize vadadustat, subject to marketing approvals. In July 2019, we announced that MTPC submitted a Japanese New Drug Application, or JNDA, for manufacturing and marketing approval of vadadustat as a treatment for anemia due to CKD in Japan. In addition, we granted Vifor (International) Ltd., or Vifor Pharma, an exclusive license to sell vadadustat to Fresenius Kidney Care Group LLC, or FKC, which manages approximately 40% of the dialysis patients in the U.S., and to certain third party dialysis organizations in the U.S., approved by us, which account for up to an additional 20% of the dialysis market in the U.S. The license granted to Vifor Pharma will be effective upon FDA approval of vadadustat in the DD-CKD indication, the earlier of a determination by the Centers for Medicare & Medicaid Services that vadadustat will be included in Medicare’s bundled reimbursement model or that vadadustat will be reimbursed using the Transitional Drug Add-On Payment Adjustment, and a milestone payment by Vifor Pharma.

Since our incorporation as a Delaware corporation in 2007, we have devoted the largest portion of our resources to our development efforts relating to vadadustat, including preparing for and conducting clinical studies of vadadustat, providing general and administrative support for these operations and protecting our intellectual property. Auryxia is our only product approved for sale and it generated approximately $29.1 million and $52.2 million in revenue from product sales during the three and six months ended June 30, 2019, respectively. We have funded our operations primarily through equity offerings and strategic collaborations.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $58.2 million and $34.1 million for the three months ended June 30, 2019 and 2018, respectively, and $130.6 million and $57.5 million for the six months ended June 30, 2019 and 2018, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our product revenue from Auryxia and, if approved, vadadustat, and our ability to obtain additional funding. We expect to continue to incur significant expenses if and as we:

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

We have one product approved for commercial sale but have not generated, and may not generate, enough product revenue from the sale of Auryxia to realize net profits from product sales. We have no manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize contract research organizations, or CROs, to carry out our clinical development activities. If we obtain marketing approval for any of our product candidates, and as we continue to commercialize Auryxia, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. If and until we can generate a sufficient amount of revenue from product sales, we expect to finance future cash needs through public or private equity or debt offerings, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. If we are unable to raise additional capital in sufficient amounts when needed or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product or one or more of our product candidates. Any of these events could significantly harm our business, financial condition and prospects.

From inception through June 30, 2019, we raised approximately $477.8 million of net proceeds from the sale of equity including $377.4 million from various underwritten public offerings, $50.4 million from at-the-market offerings, or ATM offerings, pursuant to sales agreements with Cantor Fitzgerald & Co and $50.0 million from the sale of 3,571,429 shares of common stock to Vifor Pharma. At inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to approximately $573.0 million or more in cost-share funding, which we generally continue to receive on a quarterly prepaid basis, and license payments. Of these commitments, we received approximately $272.0 million at the onset of the collaboration agreements.

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

From inception through June 30, 2019, we have incurred $921.8 million in research and development expenses. We plan to increase our research and development expenditures for the foreseeable future as we continue the development of vadadustat and any other product candidates. Our current and/or planned research and development activities include the following:

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

	Three Months Ended		Increase
	June 30, 2019	June 30, 2018	(Decrease)
	(In Thousands)
Revenues:
Product revenue, net	$29,089	$—	$29,089
License, collaboration and other revenue	71,714	48,793	22,921
Total revenues	100,803	48,793	52,010
Cost of goods sold:
Product	28,569	—	28,569
Amortization of intangibles	9,100	—	9,100
Total cost of goods sold	37,669	—	37,669
Operating expenses:
Research and development	85,694	71,917	13,777
Selling, general and administrative	36,068	12,538	23,530
License expense	895	—	895
Total operating expenses	122,657	84,455	38,202
Operating loss	(59,523)	(35,662)	23,861
Other income, net	508	1,593	(1,085)
Net loss before income taxes	(59,015)	(34,069)	24,946
Benefit from income taxes	(845)	—	845
Net loss	$(58,170)	$(34,069)	$24,101

Product Revenue, Net. Net product revenue is derived from sales of our sole commercial product, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. We began recording product revenue on sales of Auryxia in the U.S. on December 12, 2018 following the consummation of the Merger. Net product revenue was $29.1 million for the three months ended June 30, 2019. During the three months ended June 30, 2019, the average net sales price per unit (after accounting for fees, rebates, chargebacks, and other discounts or reserves, or the gross-to-net adjustment) was approximately 52% of the wholesale acquisition cost, or WAC, which is the gross list price at which our direct customers purchase each unit.

Net U.S Auryxia product revenue for the three months ended June 30, 2018, as reported in the Keryx Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 prior to the Merger, was $24.1 million. The increase in net product revenue for the three months ended June 30, 2019 as compared to the same period in 2018 was primarily driven by the increase in patient prescriptions and related units sold. In September 2018, the Centers for Medicare & Medicaid Services, or CMS, decided that Auryxia would not be covered by Medicare for the IDA Indication. While this decision does not impact CMS coverage of the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use in the Hyperphosphatemia Indication. We are engaged in discussions with CMS with the goal of restoring coverage under Medicare for the IDA Indication. While we believe that the vast majority of the Medicare prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Medicare with prior authorization, the prior authorization requirement had and may continue to have an adverse impact on the timing of prescriptions and Auryxia product revenue. Over the mid- to long-term, we believe that we are well positioned to grow Auryxia revenue in the hyperphosphatemia and IDA markets.

License, Collaboration and Other Revenue. License, collaboration and other revenue was $71.7 million for the three months ended June 30, 2019 compared to $48.8 million for the three months ended June 30, 2018. We recognized $70.0 million in collaboration revenue for the three months ended June 30, 2019 from our cost sharing arrangement under the Otsuka collaboration agreement for the U.S., or the Otsuka U.S. Agreement, the Otsuka collaboration agreement for certain territories outside the U.S., or the Otsuka International Agreement, and our collaboration agreement with MTPC, or the MTPC Agreement. We recognized $48.7 million in collaboration revenue for the three months ended June 30, 2018 from our cost sharing arrangement under the Otsuka U.S. Agreement, which commenced in December 2016, the Otsuka International Agreement, which commenced in April 2017, and the MTPC Agreement, for which the deliverables associated with the revenue recognition criteria, as required under ASC 606, were satisfied in the second quarter of 2018. The increase in revenue between the two periods was primarily attributable to an additional $11.1 million of revenue recognized under the Otsuka U.S. Agreement, primarily driven by $10.6 million in additional funding due to an increase Otsuka’s funding percentage of the global development costs from 52.5% to 80% in the second quarter of 2019. Additionally, there was a $9.8 million increase in revenue in connection with the MTPC Agreement due to $10.0 million of revenue recognized related to the filing of the JNDA in the second quarter of 2019. The remaining variance is primarily due to an increase in license revenue relating to our sublicense agreement with JT and Torii and includes license fees and royalties on net product sales of Riona in Japan.

Cost of Goods Sold - Product. Cost of goods sold of $28.6 million for the three months ended June 30, 2019 consists primarily of costs associated with the manufacturing of Auryxia and a $19.0 million charge related to the fair-value inventory step-up from the application of purchase accounting. This increase as compared to the three months ended June 30, 2018 was due to costs associated with Auryxia, as there were no comparable costs in the second quarter of 2018.

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia. This intangible asset is being amortized over its estimated useful life of approximately 9 years using a straight-line method. Amortization of intangibles for the three months ended June 30, 2019 was $9.1 million. This increase as compared to the three months ended June 30, 2018 was due to costs associated with Auryxia, as there were no comparable costs in the second quarter of 2018.

Research and Development Expenses. Research and development expenses were $85.7 million for the three months ended June 30, 2019, compared to $71.9 million for the three months ended June 30, 2018, an increase of $13.8 million. The increase was primarily due to the following:

(in millions)
Other supporting clinical and preclinical activities and regulatory activities	$2.5
PRO2TECT and INNO2VATE Phase 3 program	2.1
FO2RWARD-2 and TRILO2GY-2 studies[1]	1.9
Japan Phase 2 studies	(0.8)
Manufacture of drug substance and drug product	(1.1)
Total increase related to the continued development of vadadustat	4.6
Headcount, consulting and facilities	5.2
Other research	2.6
Other	1.4
Total other increases	9.2
Total net increase	$13.8

(1)	Includes costs from FO2RWARD, FO2RWARD-2, TRIL2OGY, and TRILO2GY-2 studies.

The increase in the costs related to the development of vadadustat is primarily attributable to an increase in external costs related to the continued advancement of the PRO2TECT and INNO2VATE Phase 3 program, including supporting clinical and preclinical activities as well as regulatory activities, ongoing enrollment, and increased costs related to FO2RWARD-2 and TRILO2GY-2, which replaced FO2RWARD and TRILO2GY, respectively. The aggregate increase in costs was partially offset by a decrease in costs related to Japan Phase 2 studies, which were completed in 2018, and manufacture of drug substance and drug product. The increase in research and development expenses were further impacted by increases in headcount and consulting costs to support our research and development programs. We expect to continue to incur significant research and development expenses in future periods in support of our global Phase 3 program and other studies for vadadustat and development of our other product candidates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $36.1 million for the three months ended June 30, 2019, compared to $12.5 million for the three months ended June 30, 2018. The increase of $23.5 million was primarily due to commercialization costs associated with Auryxia as there were no comparable commercialization costs in the second quarter of 2018. We expect to continue to incur significant selling, general and administrative expenses in future periods to support our ongoing commercialization of Auryxia and our ongoing research and development and potential commercialization of vadadustat and other product candidates.

Other Income, Net. Other income, net, was $0.5 million for the three months ended June 30, 2019 and $1.6 million for the three months ended June 30, 2018. The decrease in other income, net was primarily due to lower interest income caused by lower average investment balances in the second quarter of 2019.

Benefit from Income Taxes. Benefit from income taxes was $0.8 million for the three months ended June 30, 2019 due to a decrease in our net deferred tax liabilities, or DTLs. During the three months ended June 30, 2019, there was an increase in deferred tax assets associated with the state net operating loss generated during the period. This increase in deferred tax assets reduced our net DTLs which created a benefit from income taxes for the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months Ended		Increase
	June 30, 2019	June 30, 2018	(Decrease)
	(In Thousands)
Revenues:
Product revenue, net	$52,200	$—	$52,200
License, collaboration and other revenue	121,269	94,723	26,546
Total revenues	173,469	94,723	78,746
Cost of goods sold:
Product	50,726	—	50,726
Amortization of intangibles	18,200	—	18,200
Total cost of goods sold	68,926	—	68,926
Operating expenses:
Research and development	168,045	133,321	34,724
Selling, general and administrative	70,359	21,562	48,797
License expense	1,631	—	1,631
Total operating expenses	240,035	154,883	85,152
Operating loss	(135,492)	(60,160)	75,332
Other income, net	1,299	2,673	(1,374)
Net loss before income taxes	(134,193)	(57,487)	76,706
Benefit from income taxes	(3,602)	—	3,602
Net loss	$(130,591)	$(57,487)	$73,104

Product Revenue, Net. Net product revenue is derived from sales of our sole commercial product, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. We began recording product revenue on sales of Auryxia in the U.S. on December 12, 2018 following the consummation of the Merger. Net product revenue was $52.2 million for the six months ended June 30, 2019. During the six months ended June 30, 2019, the average net sales price per unit (after accounting for fees, rebates, chargebacks, and other discounts or reserves, or the gross-to-net adjustment) was approximately 51% of the WAC, which is the gross list price at which our direct customers purchase each unit.

Net U.S Auryxia product revenue for the six months ended June 30, 2018, as reported in the Keryx Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 prior to the Merger, was $44.7 million. The increase in net product revenue for the six months ended June 30, 2019 as compared to the same period in 2018 was primarily driven by the increase in patient prescriptions and related units sold. In September 2018, CMS decided that Auryxia would not be covered by Medicare for the IDA Indication. While this decision does not impact CMS coverage of the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use in the Hyperphosphatemia Indication. We are engaged in discussions with CMS with the goal of restoring coverage under Medicare for the IDA Indication. While we believe that the vast majority of the Medicare prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Medicare with prior authorization, the prior authorization requirement had and may continue to have an adverse impact on the timing of prescriptions and Auryxia product revenue.  Over the mid- to long-term, we believe that we are well positioned to grow Auryxia revenue in the hyperphosphatemia and IDA markets.

License, Collaboration and Other Revenue. License, collaboration and other revenue was $121.3 million for the six months ended June 30, 2019 compared to $94.7 million for the six months ended June 30, 2018. We recognized $118.2 million in collaboration revenue for the six months ended June 30, 2019 from our cost sharing arrangement under the Otsuka U.S. Agreement, the Otsuka International Agreement, and the MTPC Agreement. We recognized $94.4 million in collaboration revenue for the six months ended June 30, 2018 from our cost sharing arrangement under the Otsuka U.S. Agreement, which commenced in December 2016, the Otsuka International Agreement, which commenced in April 2017, and the MTPC Agreement. The increase in revenue between the two periods was primarily attributable to an additional $17.7 million of revenue recognized under the Otsuka U.S. Agreement, primarily driven by $10.6 million in additional funding due to an increase in Otsuka’s funding percentage of the current global development costs for vadadustat from 52.5% to 80% in the second quarter of 2019, as described in Note 4 to our condensed consolidated financial statements in Part I, Item 1 – Financial Statements (unaudited), and increased expenses subject to reimbursement under the Otsuka U.S. Agreement and the Otsuka International Agreement compared to the same period in 2018. The remaining variance is primarily due to an increase in license revenue relating to our sublicense agreement with JT and Torii and includes license fees and royalties on net product sales of Riona in Japan.

Cost of Goods Sold - Product. Cost of goods sold of $50.7 million for the six months ended June 30, 2019 consists primarily of costs associated with the manufacturing of Auryxia and a $33.6 million charge related to the fair-value inventory step-up from the application of purchase accounting. This increase as compared to the six months ended June 30, 2018 was due to costs associated with Auryxia, as there were no comparable costs in the second quarter of 2018.

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia. This intangible asset is being amortized over its estimated useful life of approximately 9 years using a straight-line method. Amortization of intangibles for the six months ended June 30, 2019 was $18.2 million. This increase as compared to the six months ended June 30, 2018 was due to costs associated with Auryxia, as there were no comparable costs in the second quarter of 2018.

Research and Development Expenses. Research and development expenses were $168.0 million for the six months ended June 30, 2019, compared to $133.3 million for the six months ended June 30, 2018, an increase of $34.7 million. The increase was primarily due to the following:

(in millions)
PRO2TECT and INNO2VATE Phase 3 program	13.6
Other supporting clinical and preclinical activities and regulatory activities	2.8
FO2RWARD-2 and TRILO2GY-2 studies[1]	2.1
Manufacture of drug substance and drug product	0.6
Japan Phase 2 studies	(1.8)
Total increase related to the continued development of vadadustat	17.3
Headcount, consulting and facilities	9.7
Other research	5.2
Other	2.5
Total other increases	17.4
Total net increase	$34.7

(2)	Includes costs from FO2RWARD, FO2RWARD-2, TRIL2OGY, and TRILO2GY-2 studies.

The increase in the costs related to the development of vadadustat is primarily attributable to an increase in external costs related to the continued advancement of the PRO2TECT and INNO2VATE Phase 3 program, including ongoing enrollment, other supporting clinical and preclinical activities, as well as regulatory activities, costs related to FO2RWARD-2 and TRILO2GY-2, which replaced FO2RWARD and TRILO2GY, respectively, and manufacture of drug substance and drug product, the aggregate which was partially offset by a decrease in costs related to Japan Phase 2 studies, which were completed in 2018. The increase in research and development expenses were further impacted by increases in headcount and consulting costs to support our research and development programs. We expect to continue to incur significant research and development expenses in future periods in support of our global Phase 3 program and other studies for vadadustat and development of our other product candidates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $70.3 million for the six months ended June 30, 2019, compared to $21.6 million for the six months ended June 30, 2018. The increase of $48.8 million was primarily due to commercialization costs associated with Auryxia as there were no comparable commercialization costs in the first half of 2018. We expect to continue to incur significant selling, general and administrative expenses to in future periods to support our ongoing commercialization of Auryxia and our ongoing research and development and potential commercialization of vadadustat and other product candidates.

Other Income, Net. Other income, net, was $1.3 million for the six months ended June 30, 2019 and $2.7 million for the six months ended June 30, 2018. The decrease in other income, net was primarily due to lower interest income caused by lower average investment balances in the first half of 2019 and interest expense associated to our Line of Credit with SVB, which we did not have during the six months ended June 30, 2018.

Benefit from Income Taxes. Benefit from income taxes was $3.6 million for the six months ended June 30, 2019 due to a decrease in our net DTLs. During the six months ended June 30, 2019, there was an increase in deferred tax assets associated with the state net operating loss generated during the period. This increase in deferred tax assets reduced our net DTLs which created a benefit from income taxes for the six months ended June 30, 2019.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of June 30, 2019, we had an accumulated deficit of $645.0 million. We anticipate that we will continue to incur losses for the foreseeable future. We expect to continue to incur additional research and development and selling, general and administrative expenses and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, royalty transactions, and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally through sales of our common stock, payments received from our collaboration partners, and following the Merger, product sales. As of June 30, 2019, we had cash and cash equivalents and available for sale securities of approximately $136.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities stated at fair value, are also available as a source of liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended
	June 30, 2019	June 30, 2018
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(176,295)	$(11,334)
Investing activities	164,506	8,866
Financing activities	(5,643)	96,123
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(17,432)	$93,655

Operating Activities. Net cash used in operating activities of $176.3 million for the six months ended June 30, 2019 was largely driven by timing of payments on our Phase 3 development program for vadadustat, payments for inventory and merger-related liabilities. These payments were partially offset by adjustments for non-cash items, including the fair value write-up of inventory sold of $33.6 million, amortization of intangibles of $18.2 million, and stock-based compensation expense of $4.4 million.

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

Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2019 was $164.5 million and was comprised primarily of proceeds from the maturities of available for sale securities of $103.7 million and proceeds from the sales of available for sale securities of $64.7 million, partially offset by purchases of equipment of $3.9 million.

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

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2019 was $5.6 million and consisted primarily of payments on loans payable of $15.0 million, partially offset by proceeds from the public issuance of common stock, proceeds from the exercise of stock options and proceeds from the sale of stock under our employee stock purchase plan.

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

We expect our cash resources, including committed research and development funding from collaborators, to fund our current operating plan beyond the next twelve months, into the third quarter of 2020.  However, on a quarterly basis, we are required to conduct an accounting analysis under ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. Under the accounting standards, a company is not permitted to include elements of its operating plan that are deemed to be “outside of the company’s control” in an ASC 205-40 analysis, even though certain of those elements may be appropriately included in the company’s cash runway analysis.  For example, our cash runway includes receipt of a milestone payment from MTPC upon manufacturing and marketing approval of vadadustat in Japan, but since receipt of that milestone payment is deemed to be “outside of our control” under the accounting standards, we are not permitted to include it in our ASC 205-40 analysis. The result of our ASC 205-40 analysis is that there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q.

We will require additional capital for the further commercialization of Auryxia, development and potential commercialization of our existing product candidates and will need to raise additional funds to pursue development activities related to additional product candidates. If and until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through public or private equity or debt offerings, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our development and regulatory milestones may not be achieved, we may not receive the anticipated funding from our collaboration partners, and we may not secure other sources of financing. Additional funds may not be available to us on acceptable terms or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the commercialization of our product or the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock. Any of these events could significantly harm our business, financial condition and prospects.

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

Debt

Keryx, our wholly owned subsidiary following the Merger, has a $40.0 million revolving line of credit, or the Line of Credit, under its Loan and Security Agreement with Silicon Valley Bank, or SVB. Availability under the Line of Credit is subject to a borrowing base comprised of eligible receivables and eligible inventory of Keryx as set forth in the Loan and Security Agreement. As of June 30, 2019 and December 31, 2018, there was $0 and $15.0 million outstanding, respectively, under the Line of Credit and we had approximately $23.9 million in available borrowing base as of June 30, 2019.

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

The principal amount outstanding under the revolving line bears interest at a floating rate per annum equal to the greater of (i) 2.0% above the “prime rate,” as reported in The Wall Street Journal and (ii) 6.75%, which interest is payable monthly. Principal amounts borrowed under the Line of Credit may be repaid and, prior to the maturity date, re-borrowed, subject to the terms and conditions set forth in the Loan and Security Agreement. The Line of Credit will mature on the date that is the earlier of (i) two years after the effective date of the Loan and Security Agreement and (ii) ninety days prior to the maturity of any portion of any Permitted Convertible Debt, as defined under the Loan and Security Agreement. Upon entry into the Loan and Security Agreement (payable in installments and subject to certain conditions), Keryx paid to SVB an initial commitment fee of $149,000, upon the consummation of the Merger, we paid to SVB an additional commitment fee of approximately $251,000, and at the one year anniversary of the effective date of the Loan and Security Agreement (or, if earlier, upon termination of or an event of default under the Loan and Security Agreement), Keryx must pay to SVB a fee equal to 1.00% of the Line of Credit. Keryx is also required to pay on a quarterly basis a fee equal to 0.25% per annum of the average unused portion of the revolving line. Keryx must pay a termination fee of 2.00% of the Line of Credit, if the revolving line is terminated prior to the maturity date of July 18, 2020, subject to certain exceptions.

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

Upon an event of default under the Loan and Security Agreement, SVB is entitled to accelerate and demand payment of all amounts outstanding under the Loan and Security Agreement, stop advancing money or extending credit to Keryx, demand that Keryx deposit at least 105% of the face amount of any letters of credit remaining undrawn to secure all obligations thereunder, and exercise other remedies available to SVB under the Loan and Security Agreement and at law or in equity. As of June 30, 2019, and December 31, 2018, Akebia determined that events of default had occurred.

On July 31, 2019, Keryx entered into a Waiver and First Amendment to Loan and Security Agreement, or the Loan Amendment. Pursuant to the Loan Amendment, certain revisions were made to the Loan and Security Agreement, including requiring Keryx to maintain, from and after December 31, 2019, subject to certain exceptions, a certain amount of funds to which we have unrestricted access in one or more asset management accounts with SVB or SVB’s affiliate and revising certain of the representations and warranties and covenants in the Loan and Security Agreement. In addition, pursuant to the Loan Amendment, SVB waived the then-existing events of default.

On August 7, 2019, we executed and delivered to SVB an Unconditional Guaranty, or the Guaranty, pursuant to which we guaranteed the prompt and complete payment and performance when due of all of the obligations and liabilities of Keryx under the Loan and Security Agreement, as amended by the Loan Amendment, or the Amended Loan Agreement. In addition, we entered into a Security Agreement with SVB effective August 7, 2019, or the Security Agreement, pursuant to which we granted to SVB a continuing first priority security interest in substantially all of our personal property, other than our intellectual property, to secure the payment and performance of our obligations under the Guaranty. Our obligations under the Guaranty are independent of Keryx’s obligations, and separate actions may be brought against us.

The Security Agreement contains customary representations and warranties and affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring us to maintain its legal corporate existence and governmental approvals, maintain insurance coverage and protect our intellectual property rights. The negative covenants include, among others, restrictions on transferring our assets, changing our business, undergoing a change in control, engaging in mergers or acquisitions, incurring additional indebtedness, creating liens, paying dividends or making other distributions, making investments and transacting with affiliates, in each case subject to certain exceptions.

Upon an event of default under the Security Agreement, SVB is entitled to exercise several remedies, including accelerating and demanding payment of all our liabilities under the Guaranty, ceasing to advance money or extend credit under the Amended Loan Agreement, demanding that we deposit cash with SVB in an amount equal to the aggregate amount of any letters of credit remaining undrawn to secure all obligations thereunder, and seeking to enforce security interests in the collateral securing the Amended Loan Agreement and the Guaranty.

Manufacturing Agreements

As a result of the Merger, our contractual obligations now include Keryx’s commercial supply agreements with BioVectra Inc., or BioVectra, and Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.

Pursuant to the BioVectra Manufacture and Supply Agreement and the Product Manufacture and Supply and Facility Construction Agreement, collectively, the BioVectra Agreement, we have agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. In addition, the BioVectra Agreement contained contingent milestone payments for capital developments in connection with construction of an expansion of the site of the BioVectra production facility for the manufacture of drug substance for Auryxia. These milestone payments were achieved by BioVectra and paid and fully recorded prior to the Merger. The term of the BioVectra Agreement expires in late 2026, after which, it automatically renews for specified terms until terminated. We have the right to terminate the BioVectra Agreement prior to the contract term, which could result in an early termination fee. As of June 30, 2019, we are required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $141.0 million through the year ended December 31, 2026.

As part of purchase accounting, we identified an executory contract in the supply agreement between Keryx and BioVectra, which includes future firm purchase commitments. This executory contract was deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. As a result, we recorded a liability of $29.5 million in purchase accounting as of the acquisition date for the preliminary fair value of the off-market element. Through June 30, 2019, we recorded $0.4 million in accretion expense related to the present value discount associated with this liability.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, or the Siegfried Agreement, we have agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. The term of the Siegfried Agreement expires on December 31, 2021, after which, it automatically renews for one-year terms until terminated. The Siegfried Agreement provides us with certain termination rights prior to December 31, 2021. As of June 30, 2019, we are required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $75.3 million through the year ended December 31, 2021.

Other Third Party Contracts

Under our agreement with IQVIA, formerly known as Quintiles IMS, to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of June 30, 2019 were approximately $111.8 million. The estimated period of performance for the committed work with IQVIA is through the end of 2020. We also contract with various other organizations to conduct research and development activities with remaining contract costs to us of approximately $55.5 million as of June 30, 2019. The scope of the services under these research and development contracts can be modified and the contracts cancelled by us upon written notice, and therefore not included in the table of contractual obligations and commitments. In some instances, the contracts may be cancelled by the third party upon written notice.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

During the six months ended June 30, 2019, there were no material changes to our critical accounting policies, other than as described below, as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 26, 2019.

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

Reserves for Variable Consideration

Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between us and our Customers, health care providers, payors and other indirect customers relating to our sales of our products. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount will be credited to the Customer) or a current liability (if the amount is payable to a Customer or a party other than a Customer). When appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in ASC 606 for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts.

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

Trade Discounts and Allowances: We generally provide Customers with discounts that include incentive fees that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we compensate (through trade discounts and allowances) our Customers for sales order management, data, and distribution services. However, we have determined such services received to date are not distinct from our sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the unaudited condensed consolidated statement of operations and comprehensive loss through June 30, 2019. We record a corresponding reduction to accounts receivable (if the trade discount and/or allowance will be credited to the Customer) or an increase to accrued expense (if the trade discount and/or allowance is payable to a Customer) on the consolidated balance sheets.

Product Returns: Consistent with industry practice, we generally offer Customers a limited right of return which allows for product return when the product expiry is within an allowable window. This right of return lapses once provided to a patient.  We estimate the amount of our product sales that may be returned by our Customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized.  We currently estimate product return reserve using available industry data and our own historical sales information, including our visibility into the inventory remaining in the distribution channel.

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

Collaborative Arrangements

We record the elements of our collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. We consider the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between us and our collaborative partner and the transactions between us and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. Therefore, we recognize our allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the Otsuka U.S. Agreement as a component of the related expense in the period incurred. During the three months ended June 30, 2019 and 2018, we incurred approximately $0.3 million and $0.2 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, as defined in Note 4 to our consolidated financial statements in Part I, Item I. Financial Statements (unaudited), of which approximately $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during each of the three months ended June 30, 2019 and 2018. During the three months ended June 30, 2019, Otsuka incurred approximately $0.1 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.1 million are reimbursable by us and recorded as an increase to research and development expense. No costs were incurred by Otsuka related to the cost-sharing provisions of the Otsuka U.S. Agreement during the three months ended June 30, 2018. To the extent product revenue is generated from the collaboration, we recognize our share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.

Recent Accounting Pronouncements

For additional discussion of recent accounting pronouncements, please refer to New Accounting Pronouncements – Recently Adopted and New Accounting Pronouncements – Not Yet Adopted included within Note 2 to our condensed consolidated financial statements in Part I, Item 1 – Financial Statements (unaudited).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2019, and December 31, 2018, we had cash and cash equivalents and available-for-sale securities of $136.8 million and $321.6 million, respectively, consisting primarily of money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. Currently, we do not hedge our interest rate exposures.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of June 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Shareholder Litigation

Shareholder Litigation Relating to our Merger with Keryx

On June 28, 2018, we entered into an Agreement and Plan of Merger with Keryx Biopharmaceuticals, Inc., or Keryx, and Alpha Therapeutics Merger Sub, Inc., or the Merger Sub, pursuant to which the Merger Sub would merge with and into Keryx, with Keryx becoming a wholly owned subsidiary of ours, or the Merger. On December 12, 2018, we completed the Merger. In October and November 2018, four purported shareholders of Keryx filed four separate putative class actions, or the Merger Securities Actions, against Keryx, a former officer and director of Keryx (Jodie P. Morrison, who is now a director of ours), former directors of Keryx (Kevin J. Cameron, Mark J. Enyedy, Steven C. Gilman, Michael T. Heffernan, Daniel P. Regan and Michael Rogers, some of whom are current members of our Board of Directors), and, with respect to the Rosenblatt action discussed below, the Merger Sub and Akebia, challenging the disclosures made in connection with the Merger.

Three of the Merger Securities Actions were filed in the United States District Court for the District of Delaware, or the Delaware District Court: Corwin v. Keryx Biopharmaceuticals, Inc., et al. (filed October 16, 2018); Van Hulst v. Keryx Biopharmaceuticals, Inc., et al. (filed October 24, 2018); and Andreula v. Keryx Biopharmaceuticals, Inc., et al. (filed November 1, 2018).   The fourth Merger Securities Action was filed in the United States District Court for the District of Massachusetts, or the Massachusetts District Court: Rosenblatt v. Keryx Biopharmaceuticals, Inc., et al. (filed October 23, 2018). On February 19, 2019, the plaintiff in the Rosenblatt action filed a notice of voluntary dismissal of the action without prejudice. On March 27, 2019, the plaintiff in the Van Hulst action filed a notice of voluntary dismissal of the action without prejudice.

On April 2, 2019, the Delaware District Court granted Abraham Kiswani, a member of the putative class in both the Andreula and Corwin actions, and plaintiff John Andreula’s motion to consolidate the remaining two Merger Securities Actions pending in the Delaware District Court and consolidated the Corwin and Andreula cases under the caption In re Keryx Biopharmaceuticals, Inc., or the Consolidated Action. The Delaware District Court also appointed Kiswani and plaintiff Andreula as lead plaintiffs for the Consolidated Action. On June 3, 2019, the lead plaintiffs filed a consolidated amended complaint in the Consolidated Action, or the Consolidated Complaint. The Consolidated Complaint generally alleges that the registration statement filed in connection with the Merger contained allegedly false and misleading statements or failed to disclose certain allegedly material information in violation of Section 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 14a-9 promulgated thereunder. The alleged misstatements or omissions relate to (i) certain financial projections for Keryx and Akebia and certain financial analyses performed by our advisors and (ii) any alleged negotiations that may have taken place regarding the conversion of certain convertible notes of Keryx in connection with the Merger. The Consolidated Complaint seeks compensatory and/or rescissory damages, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 thereunder, and an award of lead plaintiffs’ costs, including reasonable allowance for attorneys’ fees and experts’ fees. The defendants in the Consolidated Action moved to dismiss the Consolidated Complaint in its entirety on August 2, 2019. Under the scheduling order applicable to the Consolidated Action, briefing on the defendants’ motion to dismiss will be completed by November 15, 2019.

On December 10, 2018, a purported stockholder of Keryx, Michael J. Donnelly, filed a complaint against Keryx pursuant to Section 220 of the Delaware General Corporation Law in the Delaware Court of Chancery, captioned Donnelly v. Keryx Biopharmaceuticals, Inc., or the Donnelly Action. The Donnelly Action seeks inspection of various Keryx books and records, purportedly to investigate “possible wrongdoing,” in connection with Keryx’s negotiation and approval of the Merger, as well as the independence of former members of Keryx’s Board of Directors, some of whom are current members of our Board of Directors. In addition to the production of books and records, the Donnelly Action seeks costs and expenses incurred in the action, including reasonable attorneys’ fees. On January 31, 2019, Keryx answered the complaint in the Donnelly Action. The Delaware Court of Chancery entered a scheduling order to govern the Donnelly Action on March 28, 2019. The trial for the Donnelly Action took place on July 10, 2019, and a decision has not yet been issued.

Shareholder Litigation Relating to Auryxia Supply

Four putative class action lawsuits have been filed against Keryx and certain of its former officers (Gregory P. Madison, Scott A. Holmes, Ron Bentsur, and James Oliviero) and consolidated in the Massachusetts District Court, captioned Karth v. Keryx Biopharmaceuticals, Inc., et al. (filed October 26, 2016, with an amended complaint filed on February 27, 2017). Plaintiff seeks to represent all stockholders who purchased shares of Keryx common stock between May 8, 2013 and August 1, 2016. The complaint alleges that Keryx and the named individual defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning Keryx, its supplier relationships, and future prospects, and that the allegedly misleading statements were not made known to the market until Keryx’s August 1, 2016 announcement of an interruption in its supply of Auryxia. By order dated July 19, 2018, the Massachusetts District Court granted in part and denied in part the defendants’ motion to dismiss the complaint. On February 27, 2019, defendants filed a motion for judgment on the pleadings.  On April 30, 2019, plaintiff filed a motion to further amend his complaint, and also moved for class certification.  The Massachusetts District Court heard oral argument on the motions for judgment on the pleadings and class certification on June 19, 2019. The court took the motions (as well as plaintiff’s motion to further amend the complaint) under advisement. The parties are presently engaged in discovery. No trial date has been set.

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

On March 29, 2019, April 2, 2019, and April 12, 2019, Keryx received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA by Lupin Ltd., Watson Laboratories, Inc., or Watson, a wholly-owned, indirect subsidiary of Teva, and Par Pharmaceutical, Inc., or Par, an Endo International company, or Endo, respectively, requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet). On May 10, 2019, Keryx, Panion and Dr. Hsu filed a complaint for patent infringement against Lupin Ltd. in the Delaware District Court arising from Lupin Ltd.’s ANDA filing with the FDA. On May 10, 2019, Keryx and Panion filed a complaint for patent infringement against Watson and Teva, or the Watson Defendants, in the Delaware District Court arising from Watson’s ANDA filing with the FDA. On May 15, 2019, Keryx and Panion filed a complaint for patent infringement against the Watson Defendants in the United States District Court for the District of Nevada, or the Nevada District Court, from Watson’s ANDA filing with the FDA. On May 23, 2019, Keryx and Panion filed a complaint for patent infringement against Par in the Delaware District Court arising from Par’s ANDA filing with the FDA. On May 24, 2019, Keryx and Panion filed a complaint for patent infringement against Par, in the United States District Court for the Southern District of New York, or the Southern New York District Court, arising from Par’s ANDA filing with the FDA. On June 4, 2019, Keryx and Panion filed a notice of voluntary dismissal to dismiss the suit in the Nevada District Court in view of the Watson Defendants’ consent to venue of the Delaware District Court. On June 26, 2019, Keryx, Panion and Dr. Hsu notified the Judicial Panel on Multidistrict Litigation of additional actions in the Delaware District Court against the Lupin Defendants and the Watson Defendants. On July 31, 2019, the Judicial Panel on Multidistrict Litigation issued an order to consolidate all of our ANDA cases in Delaware District Court for pretrial proceedings.

As a result of the timely filing of these lawsuits in accordance with the relevant statute, a 30-month stay of approval will be imposed by the FDA on Lupin’s ANDA, Teva’s ANDA, Chemo’s ANDA, Mylan’s ANDA, Lupin Ltd.’s ANDA, Watson’s ANDA, and Par’s ANDA, which stays are expected to remain in effect until April 2021, May 2021, June 2021, August 2021, September 2021, October 2021 and October 2021, respectively, absent an earlier judgment by the court in each of these lawsuits finding the patents at issue invalid, unenforceable or not infringed. We and the other plaintiffs in each of these lawsuits are seeking, among other relief, an order that the effective date of FDA approval of the ANDA be a date no earlier than the expiration of each of the patents at issue and equitable relief enjoining the Lupin Defendants, the Teva Defendants, the Chemo Defendants, Mylan, the Watson Defendants and Par from infringing these patents.

On July 22, 2019, Keryx received from Teva a supplemental Paragraph IV certification notice letter regarding its ANDA. On July 22, 2019, Keryx received from Watson a supplemental Paragraph IV certification notice letter regarding its ANDA. On July 31, 2019, Keryx received from Lupin a supplemental Paragraph IV certification notice letter regarding its ANDA. On July 31, 2019, Keryx received from Lupin Ltd. a supplemental Paragraph IV certification notice letter regarding its ANDA.

On August 2, 2019, Keryx and Panion entered into a settlement and license agreement with Par resolving patent litigation brought by Keryx and Panion in response to Par’s ANDA seeking approval to market a generic version of Auryxia tablets prior to the expiration of the applicable patents. Pursuant to the terms of the settlement, Keryx and Panion will grant Par a license to market a generic version of Auryxia in the United States beginning on March 20, 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature. Additionally, in accordance with the agreement, the parties will terminate all ongoing litigation between Keryx and Panion and Par regarding Auryxia patents pending in the Delaware District Court and the Southern New York District Court. The settlement and license agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice. On August 5, 2019, the parties filed a request to stay the litigation pending a review of the settlement and license agreement by these regulatory authorities.

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

On December 23, 2016, a third party filed an opposition to our issued European Patent No. 1 978 807, or the ’807 EP Patent, in the EPO. During the oral proceedings, which took place on June 8, 2018, the Opposition Division of the EPO maintained the ’807 EP Patent as granted. This decision resulted in the maintenance of all of the claims of the patent, including claims directed to the use of ferric citrate for preventing, reversing, maintaining or delaying progression of chronic kidney disease, or CKD. On November 16, 2018, the third party filed an appeal of the decision of the Opposition Division of the EPO, which is presently pending. On June 7, 2019, the third party withdrew the appeal. As a result, the Opposition Division’s decision is final, and the ‘807 EP Patent will be maintained as granted.

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

Lawsuits have been filed challenging the Merger and additional lawsuits may be filed in the future. Any monetary damages, or other adverse judgment could have a material adverse effect on us.

There is an ongoing putative class action lawsuit filed by purported Keryx shareholders challenging the disclosures made in connection with the Merger.  In addition, a purported stockholder of Keryx filed a complaint against Keryx pursuant to Section 220 of the Delaware General Corporation Law, which seeks inspection of various Keryx books and records, purportedly to investigate “possible wrongdoing,” in connection with Keryx’s negotiation and approval of the Merger, as well as the independence of former members of Keryx’s Board of Directors (some of whom are current members of our Board of Directors). See Part II, Item 1. Legal Proceedings for further information relating to the lawsuits. Additional lawsuits arising out of the Merger may be filed in the future. We could be forced to expend significant resources in the defense of these lawsuits, including but not limited to, costs associated with the indemnification of Keryx and Akebia directors and officers, and the lawsuits, regardless of outcome, could have a negative effect on our reputation, stock price and results of operations. In addition, monetary damages or other adverse judgment would have a material adverse effect on our business and financial position.

Our financial statements include goodwill and other intangible assets as a result of the Merger. These assets could become impaired in the future under certain conditions.

Accounting standards in the United States require that one party to the Merger be identified as the acquirer. In accordance with these standards, the Merger was accounted for as an acquisition of all outstanding shares of Keryx common stock by us, as the acquirer, and followed the acquisition method of accounting for business combinations. Our assets and liabilities were consolidated with those of Keryx in our financial statements. We measured Keryx’s assets acquired and liabilities assumed by us at their fair values, including net tangible and identifiable intangible assets acquired and liabilities assumed, as of the consummation of the Merger. The excess of the purchase price over the fair value of Keryx’s assets and liabilities was recorded as goodwill. The Merger added approximately $384.7 million of goodwill and definite lived intangible assets to our financial statements as of December 12, 2018. Our definite lived intangible assets are amortized over their estimated useful lives. In accordance with generally accepted accounting principles, or GAAP, we will be required at least annually to review the carrying value of our goodwill, and for definite lived intangible assets when indicators of impairment are present, to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment of the value of these assets. Conditions that could indicate impairment and necessitate an evaluation of these assets include, but are not limited to, a significant adverse change in the business climate or the legal or regulatory environment within which we operate. In addition, the deterioration of a company’s market capitalization significantly below its net book value is an indicator of impairment. To the extent goodwill or other intangible assets become impaired, we may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on our future operating results and financial position.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses and cannot guarantee when, if ever, we will become profitable or attain positive cash flows.

Investment in pharmaceutical product development and commercialization is highly speculative because it entails upfront capital expenditures and significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities and, following the Merger, commercialization. We have financed our operations primarily through sales of equity securities, our strategic collaborations and, following the Merger, product revenues. Prior to the Merger, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable and have incurred net losses each year since our inception, including net losses of $130.6 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $645.0 million. We cannot guarantee when, if ever, we will become profitable. Our ability to generate product revenue and achieve profitability depends significantly on our success in many areas, including the following:

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

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our product revenue from Auryxia and, if approved, vadadustat, and our ability to obtain additional funding. We expect to continue to incur significant expenses if and as we:

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

We also could be forced to expend significant resources in the defense of the pending securities class action and shareholder derivative lawsuits brought against Keryx and certain of Keryx’s former directors and officers, some of whom are current directors and officers of ours, and other legal proceedings, as described under Part II, Item 1. Legal Proceedings, or any other such lawsuits brought against us in the future.

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

Under our ASC 205-40 analysis, there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q

We expect our cash resources, including committed research and development funding from collaborators, to fund our current operating plan beyond the next twelve months, into the third quarter of 2020. However, on a quarterly basis, we are required to conduct an accounting analysis under ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. Under the accounting standards, a company is not permitted to include elements of its operating plan that are deemed to be “outside of the company’s control” in an ASC 205-40 analysis, even though certain of those elements may be appropriately included in the company’s cash runway analysis.  For example, our cash runway includes receipt of a milestone payment from MTPC upon manufacturing and marketing approval of vadadustat in Japan, but since receipt of that milestone payment is deemed to be “outside of our control” under the accounting standards, we are not permitted to include it in our ASC 205-40 analysis. The result of our ASC 205-40 analysis is that there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans. Our conclusion, in accordance with ASC 205-40, that there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q may materially adversely affect our share price and our ability to raise capital or to enter into agreements with third parties that may be beneficial to us.

We will require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

As of June 30, 2019, our cash and cash equivalents and available for sale securities were $136.8 million. We expect to continue to expend substantial amounts for the foreseeable future continuing to commercialize Auryxia and developing and commercializing vadadustat, if approved, and any other product candidates. These expenditures will include costs associated with research and development, potentially obtaining marketing approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise, including as a result of our decision to include certain elements in our development programs. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the development and commercialization of our product candidates. Our future capital requirements depend on many factors, including:

•

significant costs associated with our global Phase 3 development program for vadadustat for the treatment of anemia due to CKD. As of June 30, 2019, we expect the remaining external aggregate contract research organization, or CRO, costs of PRO2TECT and INNO2VATE, which are designed to enroll up to approximately 7,900 subjects, to be in the range of $125.0 million to $150.0 million; the estimated costs for PRO2TECT and INNO2VATE could increase significantly due to a number of factors, including changes in target enrollment and enrollment rates, accrual of major adverse cardiovascular events, or MACE, detection of unexpected safety signals, the addition of new investigative sites, modification of clinical trial protocols, performing other studies in support of the Phase 3 program, choosing to add third party vendors to support the program, and any other factor that could delay completion of PRO2TECT and INNO2VATE;

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
•

the timing of, and the costs involved in obtaining, and, if approved, maintaining marketing approvals for vadadustat and any other product candidates that we may develop or acquire, including to fund the preparation and filing of regulatory submissions with the FDA, the EMA and other regulatory authorities, if clinical studies are successful, and the costs of maintaining marketing approvals for Auryxia;

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

We expect our cash resources, including the timing of committed research and development funding from our collaborators, to fund our current operating plan beyond the next twelve months, into the third quarter of 2020. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our development milestones may not be achieved, we may not receive the anticipated funding from our collaboration partners, and we may not secure other sources of financing. If and until we can generate a sufficient amount of product revenues, we expect to finance future cash needs through public or private equity or debt offerings, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

Our wholly owned subsidiary, Keryx, also has a $40.0 million revolving loan facility, or the Line of Credit, with Silicon Valley Bank, or SVB. The borrowing base under the Line of Credit, or any other asset-based credit facility into which we may enter in the future, may be significantly lower than the total commitment under any such facility and therefore may limit the total amount we may be able to borrow. As of June 30, 2019, there were no borrowings outstanding and we had approximately $23.9 million in available borrowing base under the Line of Credit. We expect our cash resources to fund our current operating plan beyond the next twelve months, into the third quarter of 2020, which assumes no future borrowings under the Line of Credit. We cannot assure that we will be able to obtain alternative sources of financing on favorable terms or at all.

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

Our obligations in connection with the Line of Credit with SVB could adversely affect our financial condition and restrict our operations.

In connection with the Line of Credit, Keryx entered into a Loan and Security Agreement with SVB (which was subsequently amended), we executed and delivered to SVB an Unconditional Guaranty, and we entered into a Security Agreement with SVB, collectively referred to as the SVB Agreements. See Note 11 to our condensed consolidated financial statements in Part I, Item 1 – Financial Statements (unaudited) for additional information regarding our and Keryx’s obligations under the SVB Agreements.

There are currently no borrowings outstanding under the Line of Credit; however, in the event we draw down the Line of Credit in the future, and there is an acceleration of our and Keryx’s liabilities under the SVB Agreements as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay the liabilities or to make any accelerated payments, and SVB could seek to enforce security interests in the collateral securing the Line of Credit and the Guaranty, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, our obligations in connection with the SVB Agreements could have additional significant adverse consequences, including, among other things:

•

obligating us to negative covenants restricting our activities, including limitations on transferring our assets, changing our business, undergoing a change in control, engaging in mergers or acquisitions, incurring additional indebtedness, creating liens, paying dividends or making other distributions, making investments and transacting with our affiliates;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry;
•	placing us at a competitive disadvantage compared to our competitors who have less debt or competitors with comparable debt at more favorable interest rates; and
•

limiting our ability to borrow additional amounts for working capital, capital expenditures, research and development efforts, acquisitions, debt service requirements, execution of our business strategy and other purposes.

Any of these factors could materially and adversely affect our business, financial condition and results of operations.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product and product candidates on unfavorable terms to us.

We expect to finance our cash needs through product revenues, public or private equity or debt offerings, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, declare dividends, acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through royalty transactions, we may have to relinquish valuable rights to our portfolio and future revenue streams, and enter into agreements that would restrict our operations and strategic flexibility. If we raise additional funds through strategic transactions with third parties, we may have to do so at an earlier stage than otherwise would be desirable. In connection with any such strategic transactions, we may be required to relinquish valuable rights to our product and product candidates, future revenue streams or research programs or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for Auryxia, vadadustat, or any other product candidates that we develop or acquire, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Although composition and use of Auryxia are currently claimed by 15 issued patents that are listed in the FDA’s Orange Book, we cannot assure that we will be successful in defending against third parties attempting to invalidate or design around our patents or assert that our patents are invalid or otherwise unenforceable or not infringed, or in competing against third parties introducing generic equivalents of Auryxia or any of our future products.

The Hatch-Waxman Act allows applicants seeking to market a generic equivalent of a drug that relies, in whole or in part, on the FDA’s prior approval of a patented brand name drug, to provide notice to the holder of the New Drug Application for the brand name drug of its application, called a Paragraph IV certification notice, if the applicant is seeking to market its product prior to the expiration of the patents with claims directed to the brand name drug. After the introduction of a generic competitor, a significant percentage of the prescriptions written for a product may be filled with the generic version, resulting in a loss in sales of the branded product. We have received Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet) and have filed certain complaints for patent infringement relating to such ANDAs. See Part II, Item 1. Legal Proceedings for further information relating to the ANDAs and lawsuits. Generic competition for Auryxia or any of our future products could have a material adverse effect on our sales, results of operations and financial condition.

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

Obtaining coverage and reimbursement approval for a product from a government or other third party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. In the United States, there are multiple government and private third party payors with varying coverage and reimbursement levels for pharmaceutical products. Within Medicare, for oral drugs dispensed by pharmacies and also administered in facilities, coverage and reimbursement may vary depending on the setting. The Centers for Medicare & Medicaid Services, or CMS, local Medicare administrative contractors and/or Medicare Part D plans may have some responsibility for determining the medical necessity of such drugs, and therefore coverage, for different patients. Different reimbursement methodologies may apply, and CMS may have some discretion in interpreting their application in certain settings. As an oral drug, Auryxia is covered by Medicare only under Part D. In September 2018, CMS communicated to Medicare Part D sponsors that CMS does not consider Auryxia to be covered under Part D when it is used solely for the treatment of iron deficiency anemia in patients with CKD not on dialysis, or the IDA Indication. CMS does, however, consider Auryxia to be a covered Part D drug when it is used for its other FDA-approved indication, the control of serum phosphorus levels in CKD patients on dialysis, or the Hyperphosphatemia Indication. As a result, Part D sponsors now require a prior authorization for all Auryxia prescriptions for Medicare beneficiaries to ensure that Auryxia is being used for the Part D covered indication. We continue to engage in discussions with CMS and Part D sponsors on this matter as we believe that Auryxia should qualify for coverage under Part D of the CMS regulations when it is used for the IDA Indication. If we are unsuccessful in our efforts to obtain Part D coverage for the IDA Indication, our ability to commercialize Auryxia for this indication will continue to be adversely impacted. While we believe that the vast majority of the Part D prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Part D plans with prior authorization, the prior authorization requirement has had and may continue to have an adverse impact on market acceptance of Auryxia and may influence physicians’ prescribing decisions. We cannot predict the future impact of the CMS determination or prior authorization changes on our operations and they could have a material adverse effect on our revenue and results of operations going forward.

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

If we are unable to obtain or maintain contracts with key distribution partners, our business could be materially harmed.

As we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, we had four third party payors, Fresenius Medical Care Rx, McKesson Corporation, Cardinal Health, Inc. and Amerisource Bergen Drug Corporation, that, in the aggregate, accounted for a significant percentage of our gross accounts receivable as of December 31, 2018. If we are not able to maintain our contracts with these key third party payors on favorable terms, on a timely basis or at all, or if there is any adverse change one or more of these payors’ business practices or financial condition, it would adversely impact the market opportunity for Auryxia and our revenues and operating results.

Further, if vadadustat is approved and included in the fixed reimbursement model for a bundle of dialysis services, or the bundle, we would be required to enter into contracts to supply vadadustat to specific dialysis providers, instead of through third party payors, which we believe could be challenging. The dialysis market is unique and is dominated by two providers: DaVita, Inc., or DaVita, and Fresenius Medical Care, or Fresenius, which account for nearly 80% of the dialysis population in the United States. In May 2017, we entered into a license agreement, which was amended and restated in April 2019, pursuant to which we granted Vifor (International) Ltd., or Vifor Pharma, an exclusive license to sell vadadustat to Fresenius Kidney Care Group LLC, or FKC, and certain third party dialysis organizations, or the Third Party Dialysis Organizations, approved by us, in the United States. The license will be effective upon the following: FDA approval of vadadustat for anemia due to CKD in adult patients with the dialysis-dependent CKD, the earlier of CMS’s determination that vadadustat will be reimbursed using the Transitional Drug Add-On Payment Adjustment, or the TDAPA, and inclusion in a bundled reimbursement model; and a milestone payment by Vifor Pharma. Under this amended license agreement with Vifor Pharma, or the Vifor Agreement, FKC and the Third Party Dialysis Organizations are not obligated to utilize vadadustat in its clinics. In addition, even if FKC and the Third Party Dialysis Organizations choose to utilize vadadustat in their clinics in the United States, they are not restricted from utilizing other therapies for anemia due to CKD. The Vifor Agreement restricts us from directly supplying vadadustat to FKC or any other affiliate of Fresenius Medical Care North America and the Third Party Dialysis Organizations. The Vifor Agreement does not restrict us from entering into supply agreements with other dialysis clinics, such as DaVita; however, these dialysis clinics may choose not to contract with us for vadadustat or they may choose to contract with us for a limited supply of vadadustat. If vadadustat is approved and we are not able to maintain the Vifor Agreement or enter into a supply agreement with DaVita, our business may be materially harmed.

Although we currently believe it is likely that vadadustat will be reimbursed using the TDAPA and/or included in the bundle, if vadadustat is not reimbursed using the TDAPA or included in the bundle, then the Vifor Agreement will not become effective, and patients would access vadadustat through contracts we negotiate with third party payors for reimbursement of vadadustat, which would be subject to the risks and uncertainties described above. Additionally, if there are updates to the TDAPA rule that decrease the basis for reimbursement during the transition period or if the TDAPA is eliminated, then our profitability may be adversely affected.

In addition, we may be unable to sell vadadustat, if approved, to dialysis providers on a profitable basis if CMS significantly reduces the level of reimbursement for dialysis services and providers choose to use alternative therapies or look to negotiate their contracts with us. Our profitability may also be affected if our costs of production increase faster than increases in reimbursement levels. Adequate coverage and reimbursement of our products by government and private insurance plans are central to patient and provider acceptance of any products for which we receive marketing approval.

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

Fexeric has never been marketed in the EU, and we do not intend to commercialize Fexeric in the EU on our own. We have not been successful in finding a suitable commercialization partner for Fexeric in the EU to date. We cannot assure that we will be able to find a suitable commercialization partner in the EU or otherwise create value from our European rights. The EC’s approval of Fexeric in the EU was contingent on, among other things, our commencing marketing of Fexeric by September 23, 2018; however, we received an extension to March 25, 2019, and a subsequent extension to December 23, 2019. If we are unable to commence marketing Fexeric in the EU by December 23, 2019, the Fexeric approval in the EU will cease to be valid. We are working with Panion & BF Biotech, Inc., or Panion, the licensor of our rights to ferric citrate to formulate a commercial plan for Fexeric in Europe. See below for additional information about our arrangements with Panion. There can be no assurances that we will successfully work with Panion with respect to the European commercialization of Fexeric in a timely manner or at all, or that the EC will not revoke its approval of Fexeric if we fail to market Fexeric by the deadline or for any other reason.

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

Our Japanese sublicensee, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona, the trade name for ferric citrate hydrate in Japan, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD in Japan. While Fexeric is not currently marked in the EU, Fexeric has received conditional marketing approval in the EU as an oral treatment for the control of hyperphosphatemia in adult patients with CKD, and we are continuing efforts to find a suitable commercialization partner for Fexeric in the EU.  We also granted Otsuka Pharmaceutical Co. Ltd., or Otsuka, exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. In Japan and certain other countries in Asia, we granted Mitsubishi Tanabe Pharma Corporation, or MTPC, exclusive rights to commercialize vadadustat, subject to marketing approvals. We are also conducting our global Phase 3 development with respect to vadadustat for the treatment of anemia due to CKD, and MTPC is carrying out development efforts for vadadustat in Japan. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing our product and product candidates outside the United States, including:

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
•

our third party contractors, such as our CROs, may fail to comply with regulatory requirements, perform effectively, or meet their contractual obligations to us in a timely manner, or at all, or we may fail to communicate effectively or provide the appropriate level of oversight of such third party contractors;

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

If any of these events occurs, we may be forced to abandon our research and development efforts for one or more of our programs, or we may not be able to identify, discover, develop or commercialize additional product candidates, which would have a material adverse effect on our business.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. On March 29, 2017, the United Kingdom formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty.  The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the EU. If no formal withdrawal agreement is reached between the United Kingdom and the EU, then it is expected that the United Kingdom’s membership of the European Union will automatically terminate on the deadline, which was initially March 29, 2019 (two years after the submission of the notification of the United Kingdom’s intention to withdraw from the European Union) and has been extended to October 31, 2019. Discussions between the United Kingdom and the EU focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the EU on the given deadline without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

Marketing approvals may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or registries or observational studies. For example, in connection with the FDA approvals of Auryxia, we initially committed to the FDA to conduct certain post-approval pediatric studies of Auryxia under the Pediatric Research Equity Act. With regard to our Hyperphosphatemia Indication, we committed to completing the post-approval pediatric study and submitting a final report to the FDA by December 31, 2019, which was extended to July 2022 by the FDA in response to our request. With regards to our IDA Indication, we committed to completing the post-approval pediatric study and submitting a final report to the FDA by January 2023. We cannot guarantee that we will be able to complete these studies and submit the final reports in a timely manner. If we are unable to complete these studies successfully, our marketing approval could be suspended or revoked, which would have a material adverse impact on our ability to commercialize Auryxia and our ability to generate revenues from Auryxia. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Auryxia, and any other product for which we receive regulatory approval, will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval.

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

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. Some of the countries in which we are conducting clinical trials have a history of corruption, which increases our risks of FCPA violations. In addition, the FCPA presents unique challenges in the pharmaceutical industry because in many countries’ hospitals are operated by the government, and doctors and other hospital employees are considered foreign government officials. Certain payments made by pharmaceutical companies, or on their behalf by CROs, to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

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

Given the breadth and depth of changes in data protection obligations, complying with the GDPR’s requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the EU. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

In addition, other legislative changes and regulatory have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year which will remain in effect through 2027 unless additional congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, other legislative and regulatory changes have been proposed, but not yet adopted. For example, in July 2019, the U.S. Department of Health and Human Services proposed regulatory changes in kidney health policy and reimbursement. Any new legislative or regulatory changes may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for Auryxia or any product candidates for which we may obtain regulatory approval or the frequency with which Auryxia and any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

With the enactment of the Tax Cuts and Jobs Act of 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause an estimated 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Further, each chamber of the U.S. Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and, therefore, because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The current administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The current administration has recently represented to the court of appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the current administration argued in support of upholding the lower court decision. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

We do not own the rights to our product, Auryxia. We have licensed and sublicensed the rights, patent or otherwise, to Auryxia from a third party, Panion, who in turn licenses certain rights to Auryxia from one of the inventors of Auryxia. The license agreement with Panion, or the Panion License Agreement, requires us to meet development milestones and imposes development and commercialization due diligence requirements on us. In addition, under the license agreement, we must pay royalties based on a mid-single digit percentage of net sales of product resulting from the licensed technologies, including Auryxia, and pay the patent filing, prosecution and maintenance costs related to the license. If we do not meet our obligations in a timely manner, or if we otherwise breach the terms of our license agreement, Panion could terminate the agreement, and we would lose the rights to Auryxia. For example, following announcement of the Merger, Panion notified Keryx in writing that Panion would terminate the license agreement on November 21, 2018 if Keryx did not cure the breach alleged by Panion, specifically, that Keryx failed to use commercially reasonable best efforts to commercialize Auryxia outside the United States. Keryx disagreed with Panion’s claims, and the parties entered discussions to resolve this dispute. On October 24, 2018, prior to the consummation of the Merger, we, Keryx and  Panion entered into a letter agreement, or the Panion Letter Agreement, pursuant to which Panion agreed to rescind any and all prior termination threats or notices relating to the license agreement and waived its rights to terminate the license agreement based on any breach by us of our obligation to use commercially reasonable efforts to commercialize Auryxia outside the United States until the parties execute an amendment to the license agreement, in accordance with the terms of the Panion Letter Agreement, following consummation of the Merger. On April 17, 2019, we and Panion entered into an amendment and restatement of the Panion License Agreement, or the Panion Amended License Agreement, which reflects certain revisions consistent with the terms of the Panion Letter Agreement.  See Note 4 to the Condensed Consolidated Financial Statements (unaudited) contained in this Quarterly Report on Form 10-Q for additional information regarding the Panion Amended License Agreement. Even though we entered into the Panion Amended License Agreement, there are no assurances that Panion will not allege other breaches of the Panion Amended License Agreement or otherwise attempt to terminate the Panion Amended License Agreement in the future.

In addition, if Panion breaches its agreement with the inventor from whom it licenses rights to Auryxia, Panion could lose its license, which could impair or delay our ability to develop and commercialize Auryxia.

From time to time, we may have disagreements with Panion, or Panion may have disagreements with the inventor from whom it licenses rights to Auryxia, regarding the terms of the agreements or ownership of proprietary rights, which could impact the commercialization of Auryxia, could require or result in litigation or arbitration, which would be time-consuming and expensive, could lead to the termination of the Panion Amended License Agreement, or force us to negotiate a revised or new license agreement on terms less favorable than the original. In addition, in the event that the owners and/or licensors of the rights we license were to enter into bankruptcy or similar proceedings, we could potentially lose our rights to Auryxia or our rights could otherwise be adversely affected, which could prevent us from continuing to commercialize Auryxia.

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

We do not have any manufacturing facilities and do not expect to independently manufacture any product or product candidates. We currently rely on third party manufacturers to produce all of our commercial, preclinical and clinical material supply. We expect to continue to rely on existing or alternative third party manufacturers to supply our ongoing and planned preclinical and clinical trials and for commercial production. We currently have multiple suppliers of Auryxia’s drug substance and one supplier with three approved sites for the supply of Auryxia drug product. If any of our suppliers were to limit or terminate production, or otherwise fail to meet the quality or delivery requirements needed to supply Auryxia at adequate levels, we could experience losses of revenue which could materially and adversely impact our results of operations. We have entered into a supply agreement with Esteve Química, S.A. for the manufacture of vadadustat drug substance for commercial use.  We intend to put additional supply arrangements in place for commercial manufacturing of vadadustat; however, we may not be able to negotiate these agreements at commercially reasonable terms. For example, a contract manufacturer may require a substantial financial commitment, including but not limited to a commitment to fund the purchase of a new facility or equipment. Our reliance on third party manufacturers increases the risk that we will not have sufficient quantities of our product and product candidates or the ability to obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

The facilities and processes used by our third party manufacturers to manufacture Auryxia may be inspected by the FDA and other regulatory authorities at any time, and the facilities and processes used by our third party manufacturers to manufacture our product candidates will be inspected by the FDA, the EMA and other regulatory authorities prior to or after we submit our marketing application. We do not control the manufacturing processes of, and are completely dependent on, our third party manufacturers for compliance with cGMP requirements for manufacture of certain starting materials, drug substance and finished drug product. If our third party manufacturers cannot successfully manufacture material that conforms to our specifications and regulatory requirements, we will not be able to maintain marketing approval for Auryxia or secure and/or maintain marketing approval for our product candidates. In addition, we have no control over the ability of our third party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, the EMA or other regulatory authorities do not approve the facilities being used to manufacture of our product candidates, or if they withdraw any approval of the facilities being used to manufacture Auryxia or any other product candidates for which we receive marketing approval, we may need to find alternative manufacturing facilities, which would significantly impact our ability to continue commercializing Auryxia or develop, obtain marketing approval for or market our product candidates, if approved. Moreover, the failure of our third party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of Auryxia or our product candidates operating restrictions or criminal prosecutions, any of which could significantly and adversely affect the supply of Auryxia or our product candidates. Also, if our starting materials, drug substance or drug product are damaged or lost while in our third party manufacturers’ control, it may impact our ability to supply our products or product candidates and we may incur significant financial harm. In addition, Auryxia and our product candidates may compete with other products and product candidates for access to third party manufacturing facilities. A third party manufacturer may also encounter delays brought on by sudden internal resource constraints, labor disputes, or shifting regulatory protocols. Certain of these third party manufacturing facilities may be contractually prohibited from manufacturing our product candidates or products, due to exclusivity provisions in agreements with our competitors. There are a limited number of manufacturers that operate under cGMP regulations and are capable of manufacturing Auryxia and our product candidates for us.

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

On December 23, 2016, a third party filed an opposition to our issued European Patent No. 1 978 807, or the ’807 EP Patent, which covers Fexeric. During the oral proceedings, which took place on June 8, 2018, the Opposition Division of the EPO maintained the ’807 EP Patent as granted. This decision resulted in the maintenance of all of the claims of the patent, including claims directed to the use of ferric citrate for preventing, reversing, maintaining or delaying progression of chronic kidney disease. On November 16, 2018, the third party filed an appeal of the decision of the Opposition Division. On June 7, 2019, the third party withdrew the appeal. As a result, the Opposition Division’s decision is final, and the ’807 EP Patent will be maintained as granted.

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

The FDA’s determination as to whether to grant NCE exclusivity to Auryxia may also affect the timing of the 30 month stay barring FDA from granting final approval to generic versions of Auryxia. When an ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant. We have received Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA, from generic drug manufacturers requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet) and have filed certain complaints for patent infringement relating to such ANDAs. See Part II, Item 1. Legal Proceedings for further information relating to the ANDAs and lawsuits.

In cases where NCE exclusivity has been granted to a new drug product, the 30-month stay triggered by such litigation is extended by the amount of time such that 7.5 years will elapse from the date of approval of the NDA for that product. Without NCE exclusivity, the 30-month stay on FDA final approval of an ANDA runs from the date on which the sponsor of the reference listed drug receives notice of a Paragraph IV certification from the ANDA applicant.

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

For example, we are currently involved in patent infringement lawsuits against several generic companies in the federal district courts.  In addition, we are currently involved in opposition or invalidation proceedings in the European Patent Office, the Japan Patent Office, the Canadian Federal Court and the United Kingdom Patents Court. These proceedings may be ongoing for a number of years and may involve substantial expense and diversion of employee resources from our business. In addition, we may become involved in additional opposition proceedings or other legal or administrative proceedings in the future. For more information, see the other risk factors under “Risks Related to our Intellectual Property” and Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.

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

Risks Related to our Common Stock

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. As a result, we take advantage of certain reduced disclosure requirements.

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

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal controls over financial reporting. Additionally, Section 404(b), which is applicable to us as of December 31, 2019, requires our independent auditors to opine on the design and operating effectiveness of our internal controls over financial reporting. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal controls over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken and our stock price may suffer.

Our stock price has been and may continue to be volatile, which could result in substantial losses for purchasers of our common stock and lawsuits against us and our officers and directors.

Our stock price has been and will likely continue to be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Global Market has ranged from a low of $3.50 on August 6, 2019 to a high of $31.00 on June 20, 2014. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, developments related to and results of our clinical studies, developments related to our regulatory submissions, developments related to our ability to commercialize Auryxia and any other approved product candidates, announcements by us or our competitors of significant mergers, acquisitions, licenses, strategic collaborations, joint ventures, collaborations or capital commitments, negative publicity around Auryxia, vadadustat or any other product or  product candidate, the results of competitive clinical trials, products or technologies, regulatory or legal developments in the United States and other countries, developments or disputes concerning patent applications, issued patents or other proprietary rights, the recruitment or departure of key personnel, the level of expenses related to Auryxia, vadadustat or any other product or product candidate or clinical development programs, actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts, variations in our financial results or those of companies that are perceived to be similar to us, changes in the structure of healthcare payment systems, market conditions in the pharmaceutical and biotechnology sectors, general economic, industry and market conditions and others beyond our control. As a result of this volatility, our shareholders may not be able to sell their common stock at or above the price at which they purchased it.

In addition, companies that have experienced volatility in the market price of their stock have frequently been the subject of securities class action and shareholder derivative litigation.  See Part II, Item 1. Legal Proceedings for information concerning securities class action and shareholder derivative lawsuits initiated against Keryx and certain current and former directors and officers of ours and Keryx’s. In addition, we could be the target of other such litigation in the future. Class action and shareholder derivative lawsuits, whether successful or not, could result in substantial costs, damage or settlement awards and a diversion of our management’s resources and attention from running our business, which could materially harm our reputation, financial condition and results of operations.

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

As of December 31, 2018, Baupost Group Securities, L.L.C., or Baupost, beneficially owned approximately 21% of our outstanding common stock, and our former, director Muneer Satter, beneficially owned approximately 3% of our outstanding common stock. Subject to certain restrictions, Baupost and Mr. Satter are able to sell their shares of common stock in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended. In addition, pursuant to our registration rights agreement with Baupost and our Fourth Amended and Restated Investors’ Rights Agreement, as amended, with Mr. Satter, Baupost and Mr. Satter have the right, subject to certain conditions and with certain exceptions, to require us to file registration statements covering the shares common stock they own or to include their shares in registration statements that we may file or in public offerings of our shares of common stock. Following their registration and sale under the applicable registration statement, those shares would become freely tradable. By exercising their registration rights and selling a large number of shares of common stock, Baupost and Mr. Satter could cause the price of our common stock to decline.

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

In addition, we currently have on file with the SEC a universal shelf registration statement, which allows us to offer and sell certain registered securities, such as common stock, preferred stock, warrants and units, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale.

Sales of substantial amounts of shares of our common stock or other securities by our employees or our other shareholders or by us under our universal shelf registration statement or otherwise could dilute our stockholders, lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Insiders and significant stockholders could cause us to take actions that may not be, or refrain from taking actions that may be, in our best interest or in the best interest of all of our stockholders.

As of June 30, 2019, we believe that our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 3% of our outstanding common stock. In addition, we have certain significant stockholders, including Baupost, which beneficially owned approximately 21% of our outstanding common stock as of December 31, 2018. As a result, if certain significant stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs, such as:

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the SOX Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, which will be required as of December 31, 2019, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. As a larger company following the Merger, implementing and maintaining effective controls may require more resources, and we may encounter internal control integration difficulties. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Our Ninth Amended and Restated Certificate of Incorporation provides that, subject to limited exceptions, the state and federal courts located in the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our Ninth Amended and Restated Certificate of Incorporation or our Amended and Restated By-Laws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. Under our Ninth Amended and Restated Certificate of Incorporation, this exclusive forum provision will not apply to claims that are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended, or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Ninth Amended and Restated Certificate of Incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Ninth Amended and Restated Certificate of Incorporation inapplicable to, or unenforceable with respect to, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

We are currently subject to securities class action litigation and other legal proceedings, which could result in substantial costs and divert management's attention, and we could be subject to additional securities class actions, shareholder derivative lawsuits and other legal proceedings.

We are currently subject to securities class action litigation and other legal proceedings as described in Part II, Item 1. Legal Proceedings. In addition, securities class action and derivative lawsuits and other legal proceedings are often brought against companies for any of the risks described in this Quarterly Report on Form 10-Q following a decline in the market price of their securities. In connection with any litigation or other legal proceedings, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could have a material adverse effect on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

During the quarter ended June 30, 2019, we did not have any sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of shares of our common stock on April 11, 2019 pursuant to a share repurchase authorized by our Board of Directors.

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 - April 30, 2019	55,324	$7.70	—	$—
May 1 - May 31, 2019	—	—	—	—
June 1 - June 30, 2019	—	—	—	—
Total	55,324	$7.70	—	$—

(1) The proceeds from the disposition of these shares on April 11, 2019 were used by certain of our officers to cover tax liabilities associated with previously vested restricted stock units.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As previously disclosed, prior to the consummation of our merger with Keryx Biopharmaceuticals, Inc., or Keryx, Keryx entered into a Loan and Security Agreement with Silicon Valley Bank, or SVB, dated July 18, 2018, for a $40 million Line of Credit, or the Loan and Security Agreement. On August 7, 2019, we executed and delivered to SVB an Unconditional Guaranty, or the Guaranty, pursuant to which we guaranteed the prompt and complete payment and performance when due of all of the obligations and liabilities of Keryx under the Loan and Security Agreement, as it was subsequently amended on July 31, 2019, or the Amended Loan Agreement, as described below. In addition, we entered into a Security Agreement with SVB effective August 7, 2019, or the Security Agreement, pursuant to which we granted to SVB a continuing first priority security interest in substantially all of our personal property, other than our intellectual property, to secure the payment and performance of our obligations under the Guaranty. Our obligations under the Guaranty are independent of Keryx’s obligations, and separate actions may be brought against us.

The Security Agreement contains customary representations and warranties and affirmative and negative covenants. The affirmative covenants include, among others, covenants requiring us to maintain our legal corporate existence and governmental approvals, maintain insurance coverage and protect our intellectual property rights. The negative covenants include, among others, restrictions on transferring our assets, changing our business, undergoing a change in control, engaging in mergers or acquisitions, incurring additional indebtedness, creating liens, paying dividends or making other distributions, making investments and transacting with affiliates, in each case subject to certain exceptions.

Upon an event of default under the Security Agreement, SVB is entitled to exercise several remedies, including accelerating and demanding payment of all liabilities of ours under the Guaranty, ceasing to advance money or extend credit under the Amended Loan Agreement, demanding that we deposit cash with SVB in an amount equal to the aggregate amount of any letters of credit remaining undrawn to secure all obligations thereunder, and seeking to enforce security interests in the collateral securing the Amended Loan Agreement and the Guaranty.

The foregoing information is included for the purpose of providing the disclosures required under “Item 1.01 – Entry into a Material Definitive Agreement” and “Item 2.03 – Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

In addition, on July 31, 2019, Keryx entered into a Waiver and First Amendment to Loan and Security Agreement, or the Loan Amendment. Pursuant to the Loan Amendment, certain revisions were made to the Loan and Security Agreement, including requiring Keryx to maintain, from and after December 31, 2019, subject to certain exceptions, a certain amount of funds to which we have unrestricted access in one or more asset management accounts with SVB or SVB’s affiliate and revising certain of the representations and warranties and covenants in the Loan and Security Agreement. In addition, pursuant to the Loan Amendment, SVB waived then-existing events of default.

The foregoing descriptions of the agreements do not purport to be complete and are qualified in their entirety by reference to such agreements, copies of which we expect to file as exhibits to our Quarterly Report on Form 10-Q for the quarter ending September 30, 2019.

The representations, warranties and covenants contained in the Guaranty, the Security Agreement and the Amended Loan Agreement were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of such agreements. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to such agreements instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under such agreements and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of our subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of such agreements, and this subsequent information may or may not be fully reflected in our public disclosure.

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

3.1	Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2014).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on March 28, 2014).

10.1*#	Second Amended and Restated License Agreement, dated as of April 17, 2019, by and between Akebia Therapeutics, Inc. and Panion & BF Biotech, Inc.

10.2*#	Amended and Restated License Agreement, dated as of April 8, 2019, by and between Akebia Therapeutics, Inc. and Vifor (International) Ltd.

10.3*#	Supply Agreement, dated as of April 9, 2019, by and between Akebia Therapeutics, Inc. and Esteve Química, S.A.

10.4*	Master Consulting Services Agreement, dated as of June 10, 2019, by and between Akebia Therapeutics, Inc. and Scott A. Canute.

10.5

Amended and Restated 2014 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 26, 2019).

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed, or submitted electronically, herewith
#	Indicates portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: August 8, 2019	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer

Date: August 8, 2019	By:	/s/ Jason A. Amello
Jason A. Amello
Senior Vice President, Chief Financial Officer and Treasurer