Form 10-Q
period 2019-09-30
Akebia Therapeutics, Inc.
filed 2019-11-12
CIK 1517022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Outstanding at October 31, 2019
118,943,016

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

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$122,886	$104,644
Available for sale securities	22,727	216,996
Inventory	115,987	114,245
Accounts receivable, net	29,654	16,666
Prepaid expenses and other current assets	7,754	15,724
Total current assets	299,008	468,275
Property and equipment, net	12,799	8,023
Operating lease assets	30,141	—
Goodwill	55,053	55,053
Other intangible assets, net	300,312	328,153
Other assets	97,907	137,036
Total assets	$795,220	$996,540
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$64,362	$42,796
Accrued expenses and other current liabilities	126,644	150,917
Debt	—	15,000
Short-term deferred revenue	32,142	56,980
Total current liabilities	223,148	265,693
Deferred rent, net of current portion	—	3,006
Deferred revenue, net of current portion	43,887	55,709
Operating lease liabilities, net of current portion	28,811	—
Deferred tax liabilities	1,752	6,631
Other non-current liabilities	30,060	29,573
Total liabilities	327,658	360,612
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock $0.00001 par value; 175,000,000 shares authorized at September 30, 2019 and December 31, 2018; 118,863,735 and 116,887,518 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	1,167,126	1,150,583
Accumulated other comprehensive income (loss)	6	(261)
Accumulated deficit	(699,571)	(514,395)
Total stockholders' equity	467,562	635,928
Total liabilities and stockholders' equity	$795,220	$996,540

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Product revenue, net	$30,004	$—	$82,204	$—
License, collaboration and other revenue	61,973	53,169	183,242	147,892
Total revenues	91,977	53,169	265,446	147,892
Cost of goods sold:
Product	29,162	—	79,888	—
Amortization of intangibles	9,101	—	27,301	—
Total cost of goods sold	38,263	—	107,189	—
Operating expenses:
Research and development	74,512	70,634	242,557	203,955
Selling, general and administrative	34,178	10,378	104,537	31,940
License expense	929	—	2,560	—
Total operating expenses	109,619	81,012	349,654	235,895
Operating loss	(55,905)	(27,843)	(191,397)	(88,003)
Other income:
Interest income	228	1,780	1,582	4,417
Other income (expense)	(185)	16	(240)	52
Net loss before income taxes	(55,862)	(26,047)	(190,055)	(83,534)
Benefit from income taxes	(1,277)	—	(4,879)	—
Net loss	$(54,585)	$(26,047)	$(185,176)	$(83,534)
Net loss per share - basic and diluted	$(0.46)	$(0.46)	$(1.57)	$(1.54)
Weighted-average number of common shares - basic and diluted	118,863,063	57,027,598	118,071,674	54,207,973
Comprehensive loss:
Net loss	$(54,585)	$(26,047)	$(185,176)	$(83,534)
Other comprehensive gain (loss) - unrealized gain (loss) on debt securities	(17)	50	267	33
Total comprehensive loss	$(54,602)	$(25,997)	$(184,909)	$(83,501)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional			Total
	Number of Shares	$0.00001 Par Value	Paid-In Capital	Unrealized Gain/(Loss)	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2017	47,612,619	$—	$493,823	$(442)	$(370,807)	$122,574
Issuance of common stock, net of issuance costs	9,194,306	—	95,416	—	—	95,416
Proceeds from sale of stock under employee stock purchase plan	17,569	—	218	—	—	218
Exercise of options	21,363	—	182	—	—	182
Share-based compensation expense	—	—	2,232	—	—	2,232
Restricted stock unit vesting	11,613	—	—	—	—	—
Unrealized gain/loss	—	—	—	(108)	—	(108)
Net income (loss)	—	—	—	—	(23,418)	(23,418)
Balance at March 31, 2018	56,857,470	$—	$591,871	$(550)	$(394,225)	$197,096
Proceeds from sale of stock under employee stock purchase plan	—	—	(3)	—	—	(3)
Exercise of options	43,041	—	314	—	—	314
Share-based compensation expense	—	—	2,494	—	—	2,494
Restricted stock unit vesting	13,375	—	—	—	—	—
Unrealized gain/loss	—	—	—	91	—	91
Net income (loss)	—	—	—	—	(34,069)	(34,069)
Balance at June 30, 2018	56,913,886	$—	$594,676	$(459)	$(428,294)	$165,923
Issuance of common stock, net of issuance costs	—	—	36	—	—	36
Proceeds from sale of stock under employee stock purchase plan	31,199	—	267	—	—	267
Exercise of options	101,478	—	59	—	—	59
Share-based compensation expense	—	—	2,252	—	—	2,252
Unrealized gain/loss	—	—	—	50	—	50
Net income (loss)	—	—	—	—	(26,047)	(26,047)
Balance at September 30, 2018	57,046,563	$—	$597,290	$(409)	$(454,341)	$142,540

Balance at December 31, 2018	116,887,518	$1	$1,150,583	$(261)	$(514,395)	$635,928
Proceeds from sale of stock under employee stock purchase plan	39,977	—	188	—	—	188
Exercise of options	62,204	—	365	—	—	365
Share-based compensation expense	—	—	2,094	—	—	2,094
Restricted stock unit vesting	132,563	—	—	—	—	—
Unrealized gain/loss	—	—	—	225	—	225
Net income (loss)	—	—	—	—	(72,421)	(72,421)
Balance at March 31, 2019	117,122,262	$1	$1,153,230	$(36)	$(586,816)	$566,379
Issuance of common stock, net of issuance costs	1,384,520	—	9,035	—	—	9,035
Exercise of options	300,592	—	195	—	—	195
Retired shares	(55,324)	—	(426)	—	—	(426)
Share-based compensation expense	—	—	2,284	—	—	2,284
Restricted stock unit vesting	35,251	—	—	—	—	—
Unrealized gain/loss	—	—	—	59	—	59
Net income (loss)	—	—	—	—	(58,170)	(58,170)
Balance at June 30, 2019	118,787,301	$1	$1,164,318	$23	$(644,986)	$519,356
Proceeds from sale of stock under employee stock purchase plan	47,553	—	195	—	—	195
Share-based compensation expense	—	—	2,613	—	—	2,613
Restricted stock unit vesting	28,881	—	—	—	—	—
Unrealized gain/loss	—	—	—	(17)	—	(17)
Net income (loss)	—	—	—	—	(54,585)	(54,585)
Balance at September 30, 2019	118,863,735	$1	$1,167,126	$6	$(699,571)	$467,562

See accompanying notes to unaudited condensed consolidated financial statements

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Operating activities:
Net loss	$(185,176)	$(83,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,659	638
Amortization of intangibles	27,301	—
Amortization of premium/discount on investments	(795)	(698)
Non-cash interest expense	508	—
Non-cash operating lease expense	(1,673)	—
Fair value write-up of inventory sold	51,604	—
Write-down of inventory to net realizable value	5,968	—
Stock-based compensation	6,991	6,978
Deferred income taxes	(4,879)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,988)	33,528
Inventory	(28,565)	—
Prepaid expenses and other current assets	9,415	(346)
Other long-term assets	3,145	67
Accounts payable	26,438	5,686
Accrued expense	(29,176)	42,118
Operating lease liabilities	1,577	—
Deferred revenue	(36,660)	(28,101)
Deferred rent	—	(131)
Net cash used in operating activities	(165,306)	(23,795)
Investing activities:
Purchase of equipment	(6,435)	(776)
Proceeds from the maturities of available for sale securities	130,610	180,091
Proceeds from sales of available for sale securities	64,721	13,000
Purchase of available for sale securities	—	(172,438)
Net cash provided by investing activities	188,896	19,877
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	9,035	95,453
Proceeds from the sale of stock under employee stock purchase plan	383	482
Proceeds from the exercise of stock options	560	555
Retirement of treasury stock	(426)	—
Payments on debt	(15,000)	—
Payments on capital lease obligations	—	(13)
Net cash provided by (used in) financing activities	(5,448)	96,477
Increase in cash, cash equivalents, and restricted cash	18,142	92,559
Cash, cash equivalents, and restricted cash at beginning of the period	107,099	71,437
Cash, cash equivalents, and restricted cash at end of the period	$125,241	$163,996

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

On November 11, 2019, the Company entered into a loan agreement, or the Loan Agreement, with Keryx as guarantor, Biopharma Credit plc as collateral agent and lender, or the Collateral Agent, and Biopharma Credit Investments V (Master) LP as lender, or collectively with the Collateral Agent, Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million are available to the Company in two tranches, subject to certain terms and conditions, or the Term Loan. Subject to the satisfaction of certain conditions, the first tranche of $80.0 million, or Tranche A, will be drawn in a single drawing on November 25, 2019, or the Tranche A Funding Date. The second tranche under the Term Loan allows the Company to borrow an additional $20.0 million until December 31, 2020, or Tranche B. Refer to Note 11 to our condensed consolidated financial statements in Part I, Item 1 – Financial Statements (unaudited) for additional details on the Loan Agreement.

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

The Company expects its cash resources, including funds to be received from its collaborators and $100.0 million upon closing of the Term Loans with Pharmakon, subject to the satisfaction of certain customary conditions, to fund the Company’s current operating plan beyond the next twelve months, into the first quarter of 2021. However, on a quarterly basis, the Company is required to conduct an accounting analysis under ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. Under the accounting standards, a company is not permitted to include elements of its operating plan that are deemed to be “outside of the company’s control” in an ASC 205-40 analysis, even though certain of those elements may be appropriately included in the company’s cash runway analysis.  For example, the Company’s cash runway includes receipt of a milestone payment from Mitsubishi Tanabe Pharma Corporation, or MTPC, upon manufacturing and marketing approval of vadadustat in Japan, but since receipt of that milestone payment is deemed to be “outside of the Company’s control” under the accounting standards, the Company is not permitted to include it in its ASC 205-40 analysis. The result of the Company’s ASC 205-40 analysis is that there is “substantial doubt” that the Company will have sufficient funds to satisfy its obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q.

The Company will require additional capital for the further commercialization of Auryxia and continued development and potential commercialization of the Company’s existing product candidates and would need to raise additional funds to pursue development activities related to any additional product candidates. If and until the Company can generate a sufficient amount of product revenue, the Company expects to finance future cash needs through public or private equity or debt transactions, payments from its collaborators, royalty transactions, strategic transactions, or a combination of these approaches. However, adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce or eliminate its research and development programs or any commercialization efforts.

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

In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019 or any other future period.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Management has determined that the Company operates in one segment, which is the business of developing and commercializing novel therapeutics for people with kidney disease. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission on March 26, 2019, or the 2018 Annual Report on Form 10-K.

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2018 Annual Report on Form 10-K and are updated below as necessary.

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

The Company adopted ASC 842 using the modified retrospective approach, as of January 1, 2019, with no restatements of prior periods or a cumulative effect of the adoption of ASC 842 in retained earnings. On January 1, 2019, the Company recognized additional operating lease liabilities, net of deferred rent, of approximately $37.1 million based on the present value of the remaining minimum lease payments, a corresponding right of use assets of approximately $33.4 million, and $0.9 million to prepaid expenses and other current assets related to leasehold improvement allowances that had yet to be incurred as of the date of adoption, but for which the Company was reasonably certain to incur costs at least equal to the maximum level of leasehold improvement allowance. The adoption of ASC 842 did not have an impact on the Company’s unaudited condensed consolidated statement of operations. Prior periods are presented in accordance with ASC 840, Leases.

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

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the leasing arrangement. Operating lease assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses the implicit rate when readily determinable and uses an estimate of its incremental borrowing rate when the implicit rate is not readily determinable based upon the available information at the commencement date of lease inception. The incremental borrowing rate is determined using a credit rating scoring model to estimate the Company’s credit rating, adjusted for collateralization. The calculation of the operating lease assets includes any lease payments made and excludes any lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

The Company’s operating leases are reflected in prepaid expenses and other current assets, operating lease assets, accrued expenses and operating lease liabilities, net of current portion in its condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

New Accounting Pronouncements – Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. Currently, U.S. GAAP delays recognition of the full amount of credit losses until the loss is probable of occurring. Under this ASU, the income statement will reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses will be based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down of the security. Additionally, credit losses for trade receivables will be also be recorded through an allowance that reflects the Company’s current estimate of credit losses expected to be incurred. This ASU is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal year 2020. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial position and results of operations. Based on the composition of the Company’s available-for-sale debt securities, trade receivables, and other financial assets, and also taking into account current market conditions and historical credit loss activity, the Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements and related disclosures.

In 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements. This ASU is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal year 2020. Early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on its condensed consolidated financial statements and related disclosures.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available-for-sale securities with original maturities of three months or less at the time of purchase. At September 30, 2019, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the unaudited condensed consolidated balance sheet that sum to the total of the amounts reported in the unaudited condensed consolidated statement of cash flows (in thousands):

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$122,886	$162,430
Prepaid expenses and other current assets	263	—
Other assets	2,092	1,566
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$125,241	$163,996

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available for sale which are included in current assets as they are intended to fund current operations. The Company carries available for sale securities at fair value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business. Based on these considerations, the Company did not identify any other-than-temporary unrealized losses at September 30, 2019. Unrealized losses on available for sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income” within the unaudited condensed consolidated statements of operations and comprehensive loss. The Company also includes in net investment income, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method and includes interest and dividends on securities in interest income.

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

The following is the summary of property and equipment and related accumulated depreciation as of September 30, 2019 and December 31, 2018.

	Useful Life	September 30, 2019	December 31, 2018
		(in thousands)
Computer equipment and software	3	$1,010	$1,593
Furniture and fixtures	5 - 7	2,086	1,170
Equipment	7	2,451	1,780
Leasehold improvements	Shorter of the useful life or remaining lease term (10 years)	10,869	5,324
Office equipment under capital lease	3	—	114
		16,416	9,981
Less accumulated depreciation		(3,617)	(1,958)
Net property and equipment		$12,799	$8,023

Depreciation expense was approximately $0.6 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $1.7 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Trade Discounts and Allowances: The Company generally provides Customers with discounts that include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the unaudited condensed consolidated statement of operations and comprehensive loss through September 30, 2019. The Company records a corresponding reduction of accounts receivable (if the trade discount and/or allowance will be credited to the Customer) or an increase in accrued expense (if the trade discount and/or allowance is payable to a Customer) on the consolidated balance sheets.

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

Collaborative Arrangements

The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. The Company considers the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between the Company and its collaborative partner and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. Therefore, the Company recognizes its allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the U.S. collaboration with Otsuka as a component of the related expense in the period incurred. During the three months ended September 30, 2019 and 2018, the Company incurred approximately $0.5 million and $0.2 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, as defined below in Note 4, of which approximately $0.2 million and $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019 and 2018, Otsuka incurred approximately $0.3 million and $0.5 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.2 million and $0.1 million are reimbursable by the Company and recorded as an increase to research and development expense during each of the three months ended September 30, 2019 and 2018. To the extent product revenue is generated from the collaboration, the Company recognizes its share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.

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

The Company reviews intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of the intangible asset and asset group to its carrying value on the unaudited condensed consolidated balance sheet. If the carrying value of the intangible asset exceeds the undiscounted cash flows used in the recoverability test, the Company will write the carrying value down to the fair value in the period identified. The Company calculates the fair value of intangible assets as the present value of estimated future cash flows expected to be generated from the intangible asset using a risk-adjusted discount rate. In determining estimated future cash flows associated with its intangible assets, the Company uses market participant assumptions pursuant to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820).

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

Items measured at fair value on a nonrecurring basis include property and equipment, intangible assets and goodwill. The Company remeasures the fair value of these assets upon the occurrence of certain events. There were no such remeasurements to property and equipment for the three and nine months ended September 30, 2019. There were no impairments to assets measured using Level 3 inputs during the three and nine months ended September 30, 2019 and 2018, respectively.

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

3. Product Revenue and Reserves for Variable Consideration

To date, the Company’s only source of product revenue has been product revenue from the U.S. sales of Auryxia, which it began recording on December 12, 2018 following the consummation of the Merger. Total net product revenue was $30.0 million and $82.2 million for the three and nine months ended September 30, 2019, respectively. The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2019 (in thousands):

	Chargebacks and Discounts	Rebates, Fees and other Deductions	Returns	Total
Balance at December 31, 2018	$516	$22,861	$360	$23,737
Current provisions related to sales in current year	5,617	73,424	1,835	80,876
Adjustments related to prior period sales	13	1,507	—	1,520
Credits/payments made relating to sales in current year	(4,108)	(21,087)	—	(25,195)
Credits/payments made relating to prior period sales	(1,373)	(46,803)	(1,907)	(50,083)
Balance at September 30, 2019	$665	$29,902	$288	$30,855

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

4. License, Collaboration and Other Significant Agreements

During the three and nine months ended September 30, 2019 and 2018, the Company recognized the following revenues from its license, collaboration and other significant agreements and had the following deferred revenue balances as of September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
License, Collaboration and Other Revenue:	(in thousands)		(in thousands)
MTPC Agreement	$—	$—	$10,000	$9,281
Otsuka U.S. Agreement	39,718	29,030	103,461	75,086
Otsuka International Agreement	20,220	24,114	64,643	63,176
Total Proportional Performance Revenue	$59,938	$53,144	$178,104	$147,543
JT and Torii	1,549	—	4,266	—
MTPC Stability Studies	486	25	872	349
Total License, Collaboration and Other Revenue	$61,973	$53,169	$183,242	$147,892

	September 30, 2019
	Short-Term	Long-Term	Total
Deferred Revenue:	(in thousands)
Otsuka U.S. Agreement	$18,873	$28,576	$47,449
Otsuka International Agreement	13,269	10,632	23,901
Vifor Agreement	—	4,679	4,679
Total	$32,142	$43,887	$76,029

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended September 30, 2019 and 2018 (in thousands):

Nine Months Ended September 30, 2019	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Other current assets	$—	$10,000	$(10,000)	$—
Accounts receivable(1)	$1,587	$134,268	$(131,651)	$4,204
Contract liabilities:
Deferred revenue	$112,689	$131,444	$(168,104)	$76,029
Accounts payable	$13,492	$—	$(13,492)	$—

Nine Months Ended September 30, 2018
Contract assets:
Other current assets	$—	$531	$(531)	$—
Accounts receivable(1)	$34,186	$120,283	$(153,938)	$531
Contract liabilities:
Deferred revenue	$179,624	$119,442	$(147,543)	$151,523
Accounts payable	$—	$4,427	$(1,040)	$3,387

(1)

Excludes accounts receivable from other services related to clinical and regulatory activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement as of September 30, 2018 and 2019 and December 31, 2017 and 2018. Also excludes accounts receivable related to amounts due to the Company from product sales which are included in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2019 and December 31, 2018.

During the three and nine months ended September 30, 2019 and 2018, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Recognized in the Period from:	2019	2018	2019	2018
Amounts included in deferred revenue at the beginning of the period	$27,095	$53,144	$60,441	$110,974
Performance obligations satisfied in previous periods	$—	$—	$1,254	$6,813

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

The Company and MTPC agreed that, instead of including Japanese patients in the Company’s global Phase 3 program for vadadustat, MTPC would be the sponsor of a Phase 3 program for vadadustat in Japan. Following consultation with the Japanese Pharmaceuticals and Medical Devices Agency, or the PMDA, MTPC initiated its Phase 3 development program for vadadustat in Japanese patients in Japan in the fourth quarter of 2017. MTPC reported top-line data for the two Phase 3 pivotal trials and data from the two supportive Phase 3 studies in March 2019 and 52-week data for the two Phase 3 pivotal trials in November 2019. MTPC is responsible for the costs of the Phase 3 program in Japan and other studies required there, and will make no funding payments for the global Phase 3 program. In July 2019, MTPC submitted a Japanese New Drug Application, or JNDA, to the Ministry of Health, Labor and Welfare in Japan for manufacturing and marketing approval of vadadustat, as a treatment for anemia due to CKD, which triggered a $10.0 million regulatory milestone payment to the Company.

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

MTPC is required to make certain milestone payments to the Company aggregating up to approximately $225.0 million upon the achievement of specified development, regulatory and commercial events. More specifically, the Company received $10.0 million in development milestone payments, and is eligible to receive up to $40.0 million in regulatory milestone payments, of which the Company received $10.0 million in relation to the JNDA filing in the third quarter of 2019, and up to $175.0 million in commercial milestone payments associated with aggregate sales of all products. In consideration for the exclusive license and other rights contained in the MTPC Agreement, MTPC also made a $20.0 million upfront payment as well as a payment of $20.5 million for Phase 2 studies in Japanese patients completed by the Company and reimbursed by MTPC. Additionally, if vadadustat is commercialized, the Company would be entitled to receive tiered double-digit royalty payments of up to 20% on sales of vadadustat in the MTPC Territory. Royalty payments are subject to certain reductions, including upon the introduction of competitive products in certain instances. Royalties are due on a country-by-country basis from the date of first commercial sale of a licensed product in a country until the last to occur of: (i) the expiration of the last to expire valid claim within the intellectual property covering the licensed product, (ii) the expiration of marketing or regulatory exclusivity in such country, or (iii) the tenth anniversary of the first commercial sale of such licensed product in such country. Due to the uncertainty of pharmaceutical development and the high historical failure rates associated with drug development, although the Company has received $10.0 million in development milestones and a $10.0 million regulatory milestone, for which payment was received in the third quarter of 2019, no additional milestone or royalty payments may ever be received from MTPC.

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

As of September 30, 2019, the transaction price is comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, comprised of a $6.0 million and a $4.0 million development milestone, and (v) the $10.0 million regulatory milestone relating to the JNDA filing. As of September 30, 2019, all development milestones have been achieved and, other than the $10.0 million regulatory milestone received by the Company related to the filing of the JNDA that was achieved, no other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method. Accordingly, the Company recognized the $10.0 million regulatory milestone for the filing of the JNDA as revenue during the nine months ended September 30, 2019 as the regulatory milestone was both deemed probable of being achieved and the required performance obligations had been satisfied as of September 30, 2019. The Company recognized approximately $9.3 million during the nine months ended September 30, 2018. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. No revenues were recognized for the three months ended September 30, 2019 and 2018 with respect to the MTPC Agreement. As of September 30, 2019, there is no deferred revenue, no accounts receivable, and no contract assets. There were no asset or liability balances classified as long-term in the unaudited condensed consolidated balance sheet as of September 30, 2019.

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

Under the terms of the Otsuka U.S. Agreement, the Company received a $125.0 million up-front, non-refundable, non-creditable cash payment in December 2016. In March 2017, the Company received a payment of approximately $33.8 million, which represented reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan through December 31, 2016. Commencing in the third quarter of 2017, whereupon the Company had incurred a specified amount of incremental costs, Otsuka began to contribute, as required by the Otsuka U.S. Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to December 31, 2016 will total $232.3 million or more, depending on the actual costs incurred toward the current global development plan. The $232.3 million estimate includes $168.6 million in base funding and $63.7 million in estimated additional funding that is expected to result from the Company’s exercise of the Otsuka Funding Option, described below, or the Additional Funding. The costs associated with the performance of any development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism to be determined by the parties. Costs incurred with respect to medical affairs and commercialization and non-promotional activities will generally be shared equally by the parties. In addition, due to the costs incurred in completing the activities under the current global development plan exceeding a certain threshold in the second quarter of 2019, the Company elected to require Otsuka to increase the aggregate percentage of current global development costs it funds under the Otsuka U.S. Agreement and the Otsuka International Agreement, as defined below, from 52.5% to 80%, or the Otsuka Funding Option. The Company estimates that the Additional Funding is estimated to total $63.7 million or more, depending on the actual costs incurred toward the current global development plan. The Additional Funding is fully creditable against future payments due to the Company under the arrangement, provided that future payments due to the Company may not be reduced by more than 50% in any calendar year and any remaining creditable amount above 50% in any calendar year will be applied to subsequent future payments until fully credited. As of September 30, 2019, the Additional Funding was $26.1 million.

In addition, Otsuka is required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, the Company is eligible to receive up to $125.0 million in development milestone payments and up to $65.0 million in regulatory milestone payments for the first product to achieve the associated event. Moreover, the Company is eligible for up to $575.0 million in commercial milestone payments associated with aggregate sales of licensed products, subject to reduction as a result of the Company’s exercise of the Otsuka Funding Option, as described above, the Additional Funding for which, as of September 30, 2019, totaled $26.1 million. Due to the uncertainty of pharmaceutical development and the high historical failure rates associated therewith, no milestone payments may ever be received from Otsuka.

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

As of September 30, 2019, the transaction price totaling $391.1 million is comprised of: (i) the up-front payment of $125.0 million, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016 of $33.8 million, (iii) the estimate of the base cost share payments to be received of approximately $168.6 million with respect to amounts incurred by the Company subsequent to December 31, 2016, and (iv) the estimate of the Additional Funding of approximately $63.7 million related to incremental cost share payments under the Otsuka Funding Option described above. As of September 30, 2019, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.

During the three months ended September s 30, 2019 and 2018, the Company recognized revenue totaling approximately $39.7 million and $29.0 million, respectively, and $103.5 million and $75.1 million during the nine months ended September 30, 2019 and 2018, respectively, with respect to the Otsuka U.S. Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2019, there is approximately $47.5 million of deferred revenue related to the Otsuka U.S. Agreement of which $18.9 million is classified as current and $28.6 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of September 30, 2019, there is approximately $1.2 million in accounts receivable in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2018, there was approximately $7.2 million in contract liabilities (included in accounts payable) in the consolidated balance sheet.

The Company determined that the medical affairs, commercialization and non-promotional activities elements of the Otsuka U.S. Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, the Company is accounting for the joint medical affairs, commercialization and non-promotional activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the Company has determined that in the context of the medical affairs, commercialization and non-promotional activities, Otsuka does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions  As a result, the activities conducted pursuant to the medical affairs, commercialization and non-promotional activities plans will be accounted for as a component of the related expense in the period incurred. During the three months ended September 30, 2019 and 2018, the Company incurred approximately $0.5 million and $0.2 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement of which approximately $0.2 million and $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during each of the three months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019 and 2018, Otsuka incurred approximately $0.3 million and $0.5 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.2 million and $0.1 million are reimbursable by the Company and recorded as an increase to research and development expense during the three months ended September 30, 2019 and 2018.

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

As of September 30, 2019, the transaction price totaling $250.4 million is comprised of: (i) the up-front payment of $73.0 million, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017 of $0.2 million, and (iii) an estimate of the cost share payments to be received with respect to amounts incurred by the Company subsequent to March 31, 2017 of $177.2 million. As of September 30, 2019, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.

During the three months ended September 30, 2019 and 2018, the Company recognized revenue totaling approximately $20.2 million and $24.1 million, respectively, and approximately $64.6 million and $63.2 million during the nine months ended September 30, 2019 and 2018, respectively, with respect to the Otsuka International Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2019, there is approximately $23.9 million of deferred revenue related to the Otsuka International Agreement of which $13.3 million is classified as current and $10.6 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of September 30, 2019, there is was approximately $0.6 million in accounts receivable in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2018, there was approximately $6.3 million in contract liabilities (included in accounts payable) in the consolidated balance sheet.

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

Investment Agreement

In connection with the Vifor Agreement, in May 2017, the Company and Vifor Pharma entered into an investment agreement, or the Investment Agreement, pursuant to which the Company sold an aggregate of 3,571,429 shares of the Company’s common stock, or the Shares, to Vifor Pharma at a price per share of $14.00 for a total of $50.0 million. The amount representing the premium over the closing stock price of $12.69 on the date of the transaction, totaling $4.7 million, was determined by the Company to represent consideration related to the Vifor Agreement. As the parties’ rights under the Vifor Agreement are conditioned upon (a) the approval of vadadustat for DD-CKD patients by the FDA; (b) inclusion of vadadustat in a bundled reimbursement model; and (c) payment by Vifor Pharma of a $25.0 million milestone upon the occurrence of these two events, in accordance with ASC 606, the Company has determined that the full transaction price is fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including clinical and regulatory risks that must be overcome in order for the parties’ rights to become effective and the probability of the $25.0 million milestone being achieved. Accordingly, the $4.7 million continues to be recorded as deferred revenue in the accompanying unaudited condensed consolidated balance sheets. Upon the satisfaction of the aforementioned conditions, revenue will be recognized as the Company supplies vadadustat to Vifor Pharma using a proportional performance method.

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

During the three and nine months ended September 30, 2019, the Company incurred approximately $2.7 million and $7.5 million, respectively, in royalty payments due to Panion relating to the Company’s sales of Auryxia in the U.S. and JT and Torii’s net sales of Riona in Japan, as the Company is required to pay a mid-single digit percentage of net sales of ferric citrate in the Company’s licensed territories to Panion under the terms of the Panion Amended License Agreement.

Sublicense Agreement with Japan Tobacco, Inc. and its subsidiary, Torii Pharmaceutical Co., Ltd.

Summary of Agreement

In connection with the Merger, the Company now has a Sublicense Agreement with JT and Torii, and the Amended and Restated Sublicense Agreement with JT and Torii, collectively the JT and Torii Sublicense Agreement, under which Keryx, the Company’s wholly owned subsidiary, remains the contracting party. Under the JT and Torii Sublicense Agreement, JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate hydrate in Japan. JT and Torii are responsible for the future development and commercialization costs in Japan.

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

During the three and nine months ended September 30, 2019, the Company recognized $1.5 million and $4.3 million, respectively, in license revenue related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.

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

Immediately prior to the Merger, Baupost Group Securities, L.L.C., or Baupost, agreed to convert its $164.7 million of Keryx’s Convertible Notes into 35,582,335 Keryx Shares, in accordance with the terms of the governing indenture agreement, in exchange for an additional 4,000,000 Keryx Shares, or the Baupost Additional Shares. The aggregate 39.6 million Keryx Shares were then converted into Akebia Shares at the 0.37433 exchange ratio. The fair value of the Baupost Additional Shares, on an as-converted basis, of $13.4 million has been excluded from the purchase price and recorded within selling, general and administrative expenses in the Company’s consolidated financial statements, as the issuance of those shares by Keryx is considered to be a separate transaction under ASC 805, Business Combinations, since it was entered into by or on behalf of the acquirer or primarily for the benefit of the acquirer or the combined entity.

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

6. Available For Sale Securities

Available for sale securities at September 30, 2019 and December 31, 2018 consisted of the following:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2019
Cash and cash equivalents	$122,886	$—	$—	$122,886
Available for sale securities:
Certificates of deposit	$245	$—	$—	$245
U.S. government debt securities	22,476	6	—	22,482
Total available for sale securities	$22,721	$6	$—	$22,727
Total cash, cash equivalents, and available for sale securities	$145,607	$6	$—	$145,613

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2018
Cash and cash equivalents	$104,644	$—	$—	$104,644
Available for sale securities:
Certificates of deposit	$245	—	—	$245
U.S. government debt securities	158,518	1	(198)	158,321
Corporate debt securities	58,494	—	(64)	58,430
Total available for sale securities	$217,257	$1	$(262)	$216,996
Total cash, cash equivalents, and available for sale securities	$321,901	$1	$(262)	$321,640

The estimated fair value of the Company’s available for sale securities balance at September 30, 2019, by contractual maturity, was as follows:

Due in one year or less	$22,727
Due after one year	—
Total available for sale securities	$22,727

There were no realized gains or losses on available for sale securities for the three and nine months ended September 30, 2019 and 2018. Additionally, the Company did not have any available for sale securities that were in an unrealized loss position as of September 30, 2019. The following table summarizes the Company’s available for sale securities that were in a continuous unrealized loss position, but were not deemed to be other-than temporarily impaired, as of December 31, 2018:

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

As noted above, there were no securities as of September 30, 2019 that were in an unrealized loss position. There were 51 securities as of December 31, 2018, that were in an unrealized loss position. The Company considered the decline in the market value of these securities to be primarily attributable to current economic conditions. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment.

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

Assets measured or disclosed at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2019
Assets:
Cash and cash equivalents	$122,886	$—	$—	$122,886
Certificates of deposit	—	245	—	245
U.S. government debt securities	—	22,482	—	22,482
	$122,886	$22,727	$—	$145,613

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2018
Assets:
Cash and cash equivalents	$104,644	$—	$—	$104,644
Certificates of deposit	—	245	—	245
U.S. government debt securities	—	158,321	—	158,321
Corporate debt securities	—	58,430	—	58,430
	$104,644	$216,996	$—	$321,640

The Company’s corporate debt securities are all investment grade.

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2019 and December 31, 2018.

Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would result in material changes in the fair value of investments.

8. Inventory

The components of inventory are summarized as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Raw materials	$2,824	$1,880
Work in process	152,208	215,122
Finished goods	45,863	18,182
Total inventory	$200,895	$235,184

Long-term inventory, which primarily consists of raw materials and work in process, is included in other assets in the Company’s consolidated balance sheets.

	September 30, 2019	December 31, 2018
	(in thousands)
Balance Sheet Classification:
Inventory	$115,987	$114,245
Other assets	84,908	120,939
Total inventory	$200,895	$235,184

Inventory amounts written down as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold totaled $2.9 million and $6.0 million during the three and nine months ended September 30, 2019. The Company did not have any inventory write-offs during the three and nine months ended September 30, 2018, respectively, as there were no inventory amounts prior to the Merger on December 12, 2018. If future sales of Auryxia are lower than expected, the Company may be required to write-down the value of such inventories. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of sales in the unaudited condensed consolidated statement of operations.

9. Intangible Assets and Goodwill

Intangible Assets

The following table presents the Company’s intangible assets at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Gross Carrying Value	Accumulated Amortization	ASC 842 Adjustment	Total	Estimated useful life
Acquired intangible assets:
Developed product rights for Auryxia	$329,130	$(28,818)	$—	$300,312	9 Years
Favorable lease	545	(5)	(540)	—	N/A
Total	$329,675	$(28,823)	$(540)	$300,312

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Total	Estimated useful life
Acquired intangible assets:
Developed product rights for Auryxia	$329,130	$(1,517)	$327,613	9 Years
Favorable lease	545	(5)	540	4 Years
Total	$329,675	$(1,522)	$328,153

On December 12, 2018, the Company completed the Merger, whereby it acquired certain definite-lived intangible assets, including the developed product rights for Auryxia and a favorable lease. The Company amortizes its definite-lived intangible assets acquired as part of the Merger using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life. As a result of the adoption of ASC 842 on January 1, 2019, the Company reclassed the remaining balance of the favorable lease intangible asset into the operating lease asset. The Company recorded $9.1 million and $27.3 million in amortization expense related to the developed product rights for Auryxia during the three and nine months ended September 30, 2019, respectively. Estimated future amortization expense for the intangible asset as of September 30, 2019 is as follows (in thousands):

Total
2019	$9,100
2020	36,402
2021	36,401
2022	36,402
2023	36,401
Thereafter	145,606
$300,312

Goodwill

Goodwill was $55.1 million as of September 30, 2019 and December 31, 2018, derived as follows (in thousands):

Total Merger consideration	$527,754
Less: Fair value of identified acquired assets and liabilities, net	(472,701)
Goodwill	$55,053

Goodwill will be evaluated for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that an impairment may exist.

10. Accrued Expenses

Accrued expenses as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Accrued clinical expenses	$66,194	$71,881
Product revenue allowances	28,408	22,861
Accrued bonus	7,740	9,537
Lease liability	4,884	—
Accrued commercial manufacturing	3,352	6,383
Royalties	2,697	2,430
Professional fees	2,393	2,367
Accrued payroll	1,208	2,255
Accrued vacation	926	1,088
Accrued severance	79	3,962
Merger costs	—	16,071
Accrued other	8,763	12,082
Total accrued expenses	$126,644	$150,917

11. Debt

Term Loans

On November 11, 2019, the Company entered into a loan agreement, or the Loan Agreement, with Keryx as guarantor, BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, collectively Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million are made available to the Company in two tranches, subject to certain terms and conditions, or the Term Loans. Subject to the satisfaction of certain conditions, the first tranche of $80.0 million, or Tranche A, will be drawn in a single drawing on November 25, 2019, or the Tranche A Funding Date. The second tranche, available until December 31, 2020, allows the Company to borrow, at its option, an additional $20.0 million, or Tranche B. The date on which Tranche B is drawn, the Tranche B Funding Date, and each of the Tranche A Funding Date and the Tranche B Funding Date, a Funding Date.

Proceeds from the Term Loans may be used for general corporate purposes. As a condition to the funding of Tranche A, the Company and Keryx are obligated to enter into a Guaranty and Security Agreement with the Collateral Agent, or the Guaranty and Security Agreement, on the Tranche A Funding Date. Pursuant to the Guaranty and Security Agreement, the Company’s obligations under the Term Loans will be unconditionally guaranteed by Keryx, or the Guarantee. Additionally, the obligations of the Company and Keryx under the Term Loans and the Guarantee will be secured by a first priority lien on certain assets of the Company and Keryx, including Auryxia and certain related assets, cash, and certain equity interests held by the Company and Keryx, collectively the Collateral.

The Term Loans bear interest at a floating rate per annum equal to the three-month LIBOR rate plus 7.50%, subject to a 2.00% LIBOR floor and a 3.35% LIBOR cap, payable quarterly in arrears. The Term Loans will mature on the fifth anniversary of the Tranche A Funding Date, or the Maturity Date. The Company will repay the principal under the Term Loans in equal quarterly payments starting on the 33rd-month anniversary of the applicable Funding Date or, if certain conditions are met, it will have the option to repay the principal in equal quarterly payments starting on the 48th-month anniversary of the applicable Funding Date, or collectively the Amortization Schedule. Under certain circumstances, unless certain liquidity conditions are met, the Maturity Date may decrease by up to one year, and the Amortization Schedule may correspondingly commence up to one year earlier.

On the Tranche A Funding Date, the Company will pay to Pharmakon a facility fee equal to 2.00% of the aggregate principal amount of the Term Loans. The Loan Agreement permits voluntary prepayment at any time in whole or in part, subject to a prepayment premium. The prepayment premium would be 2.00% of the principal amount being prepaid prior to the third anniversary of the applicable Funding Date, 1.00% on or after the third anniversary, but prior to the fourth anniversary, of the applicable Funding Date, and 0.50% on or after the fourth anniversary of the applicable Funding Date but prior to the Maturity Date, and a make-whole premium on or prior to the second anniversary of the applicable Funding Date in an amount equal to foregone interest through the second anniversary of the applicable Funding Date. A change of control triggers a mandatory prepayment of the Term Loans.

The Loan Agreement contains customary representations, warranties, events of default and covenants of the Company and its subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia starting in the fourth quarter of 2020. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

Revolving Line of Credit

Keryx, the Company’s wholly owned subsidiary following the Merger, had a $40.0 million revolving line of credit, or the Line of Credit, under its Loan and Security Agreement with Silicon Valley Bank, or SVB. On July 31, 2019, Keryx entered into a Waiver and First Amendment to Loan and Security Agreement, or the Loan Amendment. Pursuant to the Loan Amendment, certain revisions were made to the Loan and Security Agreement, including requiring Keryx to maintain, from and after December 31, 2019, subject to certain exceptions, a certain amount of funds to which the Company had unrestricted access in one or more asset management accounts with SVB or SVB’s affiliate and revising certain of the representations and warranties and covenants in the Loan and Security Agreement. In addition, pursuant to the Loan Amendment, SVB waived the then-existing events of default.

On August 7, 2019, the Company executed and delivered to SVB an Unconditional Guaranty, or the Guaranty, pursuant to which the Company guaranteed the prompt and complete payment and performance when due of all of the obligations and liabilities of Keryx under the Loan and Security Agreement, as amended by the Loan Amendment, or the Amended Loan Agreement. In addition, the Company entered into a Security Agreement with SVB effective August 7, 2019, or the Security Agreement, pursuant to which the Company granted to SVB a continuing first priority security interest in substantially all of the Company’s personal property, other than the Company’s intellectual property, to secure the payment and performance of the Company’s obligations under the Guaranty. The Company’s obligations under the Guaranty were independent of Keryx’s obligations, and separate actions may be brought against the Company.

Availability under the Line of Credit was subject to a borrowing base comprised of eligible receivables and eligible inventory of Keryx as set forth in the Loan and Security Agreement. As of September 30, 2019 and December 31, 2018, there was $0 and $15.0 million outstanding, respectively, under the Line of Credit and the Company had approximately $29.4 million in available borrowing base as of September 30, 2019.

The principal amount outstanding under the Loan and Security Agreement bore interest at a floating rate per annum equal to the greater of (i) 2.0% above the “prime rate,” as reported in The Wall Street Journal and (ii) 6.75%, which interest was payable monthly. Principal amounts borrowed under the Line of Credit may have been repaid and, prior to the maturity date, re-borrowed, subject to the terms and conditions set forth in the Loan and Security Agreement. Upon entry into the Loan and Security Agreement (payable in installments and subject to certain conditions), and at the one year anniversary of the effective date of the Loan and Security Agreement (or, if earlier, upon termination of or an event of default under the Loan and Security Agreement), Keryx paid to SVB a fee equal to 1.00% of the Line of Credit. Keryx was also required to pay on a quarterly basis a fee equal to 0.25% per annum of the average unused portion of the Line of Credit. Pursuant to the terms of the Loan and Security Agreement, Keryx was required to pay a termination fee of 2.00% of the Line of Credit, if the Loan and Security Agreement was terminated prior to the maturity date of July 18, 2020, subject to certain exceptions. The Company terminated the Loan and Security Agreement, the Unconditional Guaranty, and the Security Agreement on November 7, 2019, and Keryx paid SVB a termination fee of $0.8 million.

During the three and nine months ended September 30, 2019, the Company recognized approximately $37,000 and $0.4 million, respectively, of interest expense related to the Line of Credit. The Company did not incur any amortization expense related to the origination fee and other additional fees noted above as such fees were included in the fair value of the Line of Credit as of December 12, 2018, the date on which the Merger was consummated, in accordance with ASC 805.

12. Warrant

In connection with the Janssen Agreement, in February 2017 the Company issued a warrant to purchase 509,611 shares of the Company’s common stock at an exercise price of $9.81 per share. The warrant was fully vested upon issuance and is exercisable in whole or in part, at any time prior to February 9, 2022. The warrant satisfied the equity classification criteria of ASC 815, and is therefore classified as an equity instrument. The fair value at issuance of $3.4 million was calculated using the Black Scholes option pricing model and was charged to research and development expense as it represented consideration for a license for which the underlying intellectual property was deemed to have no alternative future use. As of September 30, 2019, the warrant remains outstanding and expires on February 9, 2022.

13. Stockholders’ Equity

Authorized and Outstanding Capital Stock

As of September 30, 2019, the authorized capital stock of the Company included 175,000,000 shares of common stock, par value $0.00001 per share, of which 118,863,735 and 116,887,518 shares were issued and outstanding at September 30, 2019 and December 31, 2018, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which 0 shares were issued and outstanding at September 30, 2019 and December 31, 2018.

Retired Shares

In April 2019, the Company repurchased and retired 55,324 shares of common stock. The proceeds from the disposition of these shares were used by certain officers of the Company to cover tax liabilities associated with previously vested RSUs.

Equity Plans

On February 28, 2014, the Company’s Board of Directors adopted its 2014 Incentive Plan and its 2014 Employee Stock Purchase Plan, or the 2014 ESPP, which were subsequently approved by its shareholders and became effective upon the closing of the Company’s initial public offering on March 25, 2014. The Company’s 2014 Incentive Plan was subsequently amended on December 11, 2018, which amendment did not require shareholder approval. The Company’s 2014 Incentive Plan, as amended, is referred to as the 2014 Plan. The 2014 Plan replaced the Company’s Amended and Restated 2008 Equity Incentive Plan, or the 2008 Plan; however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. On June 6, 2019, the Company’s shareholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or the ESPP. In May 2016, the Company’s Board of Directors approved an inducement award program that was separate from the Company’s equity plans and which, consistent with Nasdaq Listing Rule 5635(c)(4), did not require shareholder approval, or the Inducement Award Program. For 2019, the Company authorized the issuance of up to 3,150,000 shares for the purpose of granting options to purchase shares of the Company’s common stock to new hires under the Inducement Award Program, of which 1,228,900 options to purchase Akebia Shares were granted during the nine months ended September 30, 2019, of which 1,208,100 options to purchase Akebia Shares remained outstanding at September 30, 2019.

The 2014 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, RSUs, performance awards and other awards convertible into or otherwise based on shares of the Company’s common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1 of each calendar year, by an amount equal to three percent (3%) of the number of Akebia Shares outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31, or the 2014 Plan Evergreen Provision. The Company’s Board of Directors may act prior to January 1 of any year to provide that there will be no automatic increase in the number of Akebia Shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). On December 12, 2018, in connection with the consummation of the Merger, the Company assumed outstanding and unexercised options to purchase Keryx Shares, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, under the following Keryx equity plans, or the Keryx Equity Plans: the Keryx 1999 Share Option Plan, the Keryx 2004 Long-Term Incentive Plan, the Keryx 2007 Incentive Plan, the Keryx Amended and Restated 2013 Incentive Plan, and the Keryx 2018 Equity Incentive Plan, or the Keryx 2018 Plan. In addition, the number of Keryx Shares available for issuance under the Keryx 2018 Plan, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, may be used for awards granted by the Company under its 2014 Plan, or the Assumed Shares, provided that the Company uses the Assumed Shares for individuals who were not employees or directors of the Company prior to the consummation of the Merger. During the nine months ended September 30, 2019, the Company granted 2,028,625 options to purchase Akebia Shares to employees under the 2014 Plan, 1,228,900 options to purchase Akebia Shares to employees under the Inducement Award Program, 4,430,945 Akebia RSUs to employees under the 2014 Plan, 180,900 options to purchase Akebia Shares to directors under the 2014 Plan, and 123,300 Akebia RSUs to directors under the 2014 Plan.

The ESPP provides for the issuance of options to purchase shares of the Company’s common stock to participating employees at a discount to their fair market value. As noted above, the Company’s stockholders approved the ESPP, which amended and restated the Company’s 2014 ESPP, on June 6, 2019. The maximum aggregate number of shares at September 30, 2019 of the Company’s common stock available for future issuance under the ESPP is 5,715,992. Under the ESPP, each offering period is six months, at the end of which employees may purchase shares of the Company’s common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of eighty-five percent (85%) of the closing price of the Company’s common stock at the beginning or end of the offering period.

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	September 30, 2019	December 31, 2018
Common stock options and RSUs outstanding (1)	12,618,799	9,309,204
Shares available for issuance under Akebia equity plans (2)	4,684,048	4,526,563
Warrant to purchase common stock	509,611	509,611
Shares available for issuance under the ESPP (3)	5,715,992	603,522
Total	23,528,450	14,948,900

(1)	Includes awards granted under the 2014 Plan and the Inducement Award Program and awards issued in connection with the Merger.

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

Stock-Based Compensation

Stock Options

Service-Based Stock Options

On February 28, 2019, as part of the Company’s annual grant of equity, the Company issued 2,028,625 stock options to employees. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. Options granted by the Company vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options generally expire ten years after the date of grant. The Company recorded approximately $1.3 million and $1.5 million of stock-based compensation expense related to stock options during the three months ended September 30, 2019 and 2018, respectively, and approximately $3.5 million and $5.1 million during the nine months ended September 30, 2019 and 2018, respectively.

Performance-Based Stock Options

On December 12, 2018, pursuant to the Merger Agreement, each outstanding and unexercised performance-based option to acquire Keryx Shares granted under a Keryx equity plan converted into a service-based option or performance-based option to acquire Akebia Shares, with the number of shares and exercise price adjusted by the Exchange Multiplier. As a result, the Company issued 233,954 performance-based options related to the Merger. The Company did not have any performance-based options outstanding in fiscal year 2018 prior to the consummation of the Merger. The Company did not issue any performance-based options during the nine months ended September 30, 2019 and 2018. As of September 30, 2019, the Company had 59,892 performance-based options outstanding. The potential range of shares issuable pursuant to the Company’s outstanding performance-based options range from 0% to 100% of the target shares based on financial measures. Performance-based options vest up to 50% upon achievement of performance condition and up to 50% one year following achievement of the performance condition.

Restricted Stock Units

On February 28, 2019, as part of the Company’s annual grant of equity, the Company issued 1,384,775 restricted stock units, or RSUs, to employees. In addition, the Company occasionally issues RSUs not in connection with the annual grant process to employees. On September 30, 2019, the Company issued 2,979,400 restricted stock units to employees. RSUs granted by the Company vest in one of the following ways: (i) 100% of each RSU grant vests on either the first or the third anniversary of the grant date, or (ii) one third of each RSU grant vests on the first, second and third anniversaries of the grant date, subject, in each case, to the individual’s continued service through the applicable vesting date, or (iii) 50% of each RSU grant vests on the first anniversary and 25% of each RSU grant vests in 6 months increment after the one year anniversary of the grant date. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized on a straight-line basis over the vesting period. The Company recorded approximately $1.2 million and $0.7 million of stock-based compensation expense related to the Akebia employee RSUs during the three months ended September 30, 2019 and 2018, respectively, and approximately $3.3 million and $1.8 million during the nine months ended September 30, 2019 and 2018, respectively.

Employee Stock Purchase Plan

The first offering period under the ESPP opened on January 2, 2015. The Company issued 87,530 shares during the nine months ended September 30, 2019. The Company recorded approximately $0.1 million and $52,000 of stock-based compensation expense related to the ESPP during the three months ended September 30, 2019 and 2018, respectively, and approximately $0.2 million and $0.2 million during the nine months ended September 30, 2019 and 2018, respectively.

Compensation Expense Summary

The Company has classified its stock-based compensation expense related to share-based awards as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)		(in thousands)
Research and development	$556	$647	$2,118	$2,090
Selling, general and administrative	2,057	1,605	4,873	4,888
Total	$2,613	$2,252	$6,991	$6,978

Compensation expense by type of award:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)		(in thousands)
Stock options	$1,305	$1,458	$3,490	$5,074
Restricted stock units	1,217	742	3,318	1,751
Employee stock purchase plan	91	52	183	153
Total	$2,613	$2,252	$6,991	$6,978

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

As of September 30, 2019 and December 31, 2018, the Company’s net deferred tax liability was $1.8 million and $6.6 million, respectively. Deferred tax liabilities can be reduced by deferred tax assets generated by the Company. During the three and nine months ended September 30, 2019, the Company reduced its net deferred tax liability by a portion of the deferred tax asset associated with the state net operating loss for the period. As a result, the Company reported a $1.3 million and $4.9 million tax benefit for the three and nine months ended September 30, 2019, respectively.

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

The term of the Cambridge Lease with respect to the office space expires on September 11, 2026, with one five year extension option available. The term of the Cambridge Lease with respect to the lab space expires on November 30, 2021, with an extension option for one additional period of two years. The term of the Boston Lease office space expires on February 28, 2023, with an extension option for one additional five year extension option available. The renewal options in the Company’s real estate leases were not included in the calculation of the operating lease assets and operating lease liabilities as the renewal is not reasonably certain. The lease agreements do not contain residual value guarantees. Operating lease costs for the three and nine months ended September 30, 2019 were $1.7 million and $5.0 million, respectively, and cash paid for amounts included in the measurement of operating lease liabilities for the three and nine months ended September 30, 2019 were $1.7 million and $5.2 million, respectively.

In September 2019, Keryx entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc., or Foundation. The sublease is subject and subordinate to the Boston Lease between Keryx and the landlord. The term of the sublease commenced on October 16, 2019, upon receipt of the required consent from the landlord for the sublease agreement, and expires on February 27, 2023. Foundation is obligated to pay Keryx rent that approximates the rent due from Keryx to its landlord with respect to the Boston Lease. Keryx continues to be obligated for all payment terms pursuant to the Boston Lease, and the Company will guaranty Keryx’s obligations under the sublease.

The Company has not entered into any material short-term leases or financing leases as of September 30, 2019.

The total security deposit in connection with the Cambridge Lease is $1.6 million as of September 30, 2019. Additionally, the Company recorded $0.8 million for the security deposit under the Boston Lease. Both the Cambridge Lease and the Boston Lease have their security deposits in the form of a letter of credit, all of which are included in prepaid expenses and other current assets and in other assets in the Company’s consolidated balance sheets as of September 30, 2019.

As of September 30, 2019, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter are as follows:

Operating
Leases
(in thousands)
Remaining 2019	$1,296
2020	7,008
2021	7,064
2022	6,735
2023	5,347
Thereafter	13,934
Total	$41,384

In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 5.91% to 6.94%, which were based on the remaining lease term at the date of adoption of ASC 842. As of September 30, 2019, the remaining lease terms ranged from 2.17 years to 6.95 years. As of September 30, 2019, the following represents the difference between the remaining undiscounted minimum rental commitments under non-cancelable leases and the operating lease liabilities:

Operating
Leases
(in thousands)
Total
Undiscounted minimum rental commitments	$41,384
Present value adjustment using incremental borrowing rate	(7,689)
Operating lease liabilities	$33,695

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

Pursuant to the BioVectra Manufacture and Supply Agreement and the Product Manufacture and Supply and Facility Construction Agreement, collectively the BioVectra Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. In addition, the BioVectra Agreement contained contingent milestone payments for capital developments in connection with construction of an expansion of the site of the BioVectra production facility for the manufacture of drug substance for Auryxia. These milestone payments were achieved by BioVectra and fully recorded prior to the Merger. These milestone payments are recorded in other assets and amortized into drug substance as inventory is released to the Company. The term of the BioVectra Agreement expires in late 2026, after which, it automatically renews for specified terms until terminated. The Company may terminate the BioVectra Agreement prior to the expiration of the contract term, which could result in early termination fee. As of September 30, 2019, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $135.7 million through the end of the contract term.

As part of purchase accounting, the Company identified an executory contract in the BioVectra Agreement, which includes future firm purchase commitments. This executory contract was deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. As a result, the Company recorded a liability of $29.5 million in purchase accounting, as of the acquisition date for the preliminary fair value of the off-market element. Through September 30, 2019, the Company recorded $0.5 million in accretion expense related to the present value discount associated with this liability.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, or the Siegfried Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. The term of the Siegfried Agreement expires on December 31, 2021, after which, it automatically renews for one-year terms until terminated. The Siegfried Agreement provides for certain termination rights prior to December 31, 2021 for the Company. As of September 30, 2019, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $66.3 million through the year ending December 31, 2021.

Other Third Party Contracts

Under the Company’s agreement with IQVIA, formerly known as Quintiles IMS, to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of September 30, 2019 were approximately $76.9 million, of which Otsuka reimburses a significant portion back to the Company. The estimated period of substantive performance for the committed work with IQVIA is through the end of 2020. The Company also contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $52.7 million at September 30, 2019. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

16. Net Loss per Share

The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	As of September 30,
	2019	2018
Warrant	509,611	509,611
Outstanding stock options	7,808,382	3,957,940
Unvested restricted stock units	4,810,417	893,850
Total	13,128,410	5,361,401

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

Since our incorporation as a Delaware corporation in 2007, we have devoted the largest portion of our resources to our development efforts relating to vadadustat, including preparing for and conducting clinical studies of vadadustat, providing general and administrative support for these operations and protecting our intellectual property. Auryxia is our only product approved for sale and it generated approximately $30.0 million and $82.2 million in revenue from product sales during the three and nine months ended September 30, 2019, respectively. We have funded our operations primarily through equity offerings and strategic collaborations.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $54.6 million and $26.0 million for the three months ended September 30, 2019 and 2018, respectively, and $185.2 million and $83.5 million for the nine months ended September 30, 2019 and 2018, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our product revenue from Auryxia and, if approved, vadadustat, and our ability to obtain additional funding. We expect to continue to incur significant expenses if and as we:

•

conduct our development program of vadadustat for the treatment of anemia due to CKD, including PRO2TECT, INNO2VATE, and other studies, and develop plans for and conduct the preclinical and clinical development of any other potential product candidates;

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

We have one product approved for commercial sale but have not generated, and may not generate, enough product revenue from the sale of Auryxia to realize net profits from product sales. We have no manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize contract research organizations, or CROs, to carry out our clinical development activities. If we obtain marketing approval for any of our product candidates, and as we continue to commercialize Auryxia, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. If and until we can generate a sufficient amount of revenue from product sales, we expect to finance future cash needs through public or private equity or debt transactions, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. If we are unable to raise additional capital in sufficient amounts when needed or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product or one or more of our product candidates. Any of these events could significantly harm our business, financial condition and prospects.

From inception through September 30, 2019, we raised approximately $477.8 million of net proceeds from the sale of equity including $377.4 million from various underwritten public offerings, $50.4 million from at-the-market offerings, or ATM offerings, pursuant to sales agreements with Cantor Fitzgerald & Co and $50.0 million from the sale of 3,571,429 shares of common stock to Vifor Pharma. At inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to approximately $573.0 million or more in cost-share funding, which we generally continue to receive on a quarterly prepaid basis, and license payments. Of these commitments, we received approximately $272.0 million at the onset of the collaboration agreements.

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

We expect our revenue to continue to be generated primarily from our collaborations with Otsuka and MTPC and any other collaborations into which we may enter, as well as commercial sales of Auryxia in the U.S., and royalty revenue from JT and Torii.

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

As a result of the Merger and the application of purchase accounting, costs of goods sold also includes amortization expense associated with the fair value of the developed product rights for Auryxia, which is being amortized over nine years, as well as expense associated with the fair value inventory step-up, which we expect to incur over approximately two years from the date of the Merger.

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

From inception through September 30, 2019, we have incurred $996.3 million in research and development expenses. We plan to increase our research and development expenditures for the foreseeable future as we continue the development of vadadustat and any other product candidates. Our current and/or planned research and development activities include the following:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended		Increase
	September 30, 2019	September 30, 2018	(Decrease)
	(In Thousands)
Revenues:
Product revenue, net	$30,004	$—	$30,004
License, collaboration and other revenue	61,973	53,169	8,804
Total revenues	91,977	53,169	38,808
Cost of goods sold:
Product	29,162	—	29,162
Amortization of intangibles	9,101	—	9,101
Total cost of goods sold	38,263	—	38,263
Operating expenses:
Research and development	74,512	70,634	3,878
Selling, general and administrative	34,178	10,378	23,800
License expense	929	—	929
Total operating expenses	109,619	81,012	28,607
Operating loss	(55,905)	(27,843)	28,062
Other income, net	43	1,796	(1,753)
Net loss before income taxes	(55,862)	(26,047)	29,815
Benefit from income taxes	(1,277)	—	1,277
Net loss	$(54,585)	$(26,047)	$28,538

Product Revenue, Net. Net product revenue is derived from sales of our sole commercial product, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. We began recording product revenue on sales of Auryxia in the U.S. on December 12, 2018 following the consummation of the Merger. Net product revenue was $30.0 million for the three months ended September 30, 2019. During the three months ended September 30, 2019, the average net sales price per unit (after accounting for fees, rebates, chargebacks, and other discounts or reserves) increased slightly as compared to the three months ended September 30, 2018.

Net U.S Auryxia product revenue for the three months ended September 30, 2018, as reported in the Keryx Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 prior to the Merger, was $26.6 million. The increase in net product revenue for the three months ended September 30, 2019 as compared to the same period in 2018 was primarily driven by the increase in patient prescriptions and related units sold. In September 2018, the Centers for Medicare & Medicaid Services, or CMS, decided that Auryxia would not be covered by Medicare for the IDA Indication. While this decision does not impact CMS coverage of the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use in the Hyperphosphatemia Indication. On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts against CMS and the U.S. Department of Health and Human Services challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the IDA Indication and CMS’s related decision that imposed a prior authorization requirement for Auryxia in the Hyperphosphatemia Indication. See Part II, Item 1. Legal Proceedings for further information. While we believe that the vast majority of the Medicare prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Medicare with prior authorization, the prior authorization requirement and the CMS decision have had and will continue to have an adverse impact on the sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication, and ultimately on the timing and number of prescriptions and Auryxia product revenue. Sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication have been negatively impacted, and may continue to be negatively affected, as a result of the CMS decision. Even if we are successful in overturning the CMS decision, the negative impact that the original decision had on the growth of sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication will continue, although less significantly than if the CMS decision is not overturned.

License, Collaboration and Other Revenue. License, collaboration and other revenue was $62.0 million for the three months ended September 30, 2019 compared to $53.2 million for the three months ended September 30, 2018. We recognized $59.9 million in collaboration revenue for the three months ended September 30, 2019 from our cost sharing arrangement under the Otsuka collaboration agreement for the U.S., or the Otsuka U.S. Agreement, the Otsuka collaboration agreement for certain territories outside the U.S., or the Otsuka International Agreement. We recognized $53.1 million in collaboration revenue for the three months ended September 30, 2018 from our cost sharing arrangement under the Otsuka U.S. Agreement, which commenced in December 2016, and the Otsuka International Agreement, which commenced in April 2017. The increase in revenue between the two periods was primarily attributable to an additional $6.8 million of revenue recognized under the Otsuka U.S. Agreement, primarily driven by $15.5 million in additional funding due to an increase Otsuka’s funding percentage of the global development costs from 52.5% to 80% in the second quarter of 2019, partially offset by a decrease in reimbursable expenses associated to the Otsuka collaboration agreements. The remaining increase is primarily due to license revenue relating to our sublicense agreement with JT and Torii and includes license fees and royalties on net product sales of Riona in Japan, as there were no comparable revenues in the third quarter of 2018.

Cost of Goods Sold - Product. Cost of goods sold of $29.2 million for the three months ended September 30, 2019 consists primarily of costs associated with the manufacturing of Auryxia and a $18.0 million charge related to the fair-value inventory step-up from the application of purchase accounting. This increase as compared to the three months ended September 30, 2018 was due to costs associated with Auryxia, as there were no comparable costs in the second quarter of 2018.

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia. This intangible asset is being amortized over its estimated useful life of approximately 9 years using a straight-line method. Amortization of intangibles for the three months ended September 30, 2019 was $9.1 million. This increase as compared to the three months ended September 30, 2018 was due to costs associated with Auryxia, as there were no comparable costs in the second quarter of 2018.

Research and Development Expenses. Research and development expenses were $74.5 million for the three months ended September 30, 2019, compared to $70.6 million for the three months ended September 30, 2018, an increase of $3.9 million. The increase was primarily due to the following:

(in millions)
Other supporting clinical and preclinical activities and regulatory activities	$2.6
Manufacture of drug substance and drug product	0.6
PRO2TECT and INNO2VATE Phase 3 program	(6.3)
Total decrease related to the continued development of vadadustat	(3.1)
Headcount, consulting and facilities	3.8
Other research	4.2
Other	(1.0)
Total other increases	7.0
Total net increase	$3.9

The decrease in the costs related to the development of vadadustat is primarily attributable to a decrease in external costs related to the continued advancement of the PRO2TECT and INNO2VATE Phase 3 program, for which we completed enrollment in the third quarter of 2019. The aggregate decrease in costs was partially offset by an increase in external costs related to other vadadustat clinical and preclinical activities as well as regulatory activities and the manufacture of drug substance and drug product. The decrease in vadadustat research and development expenses were offset by increases in other research and increases in headcount and consulting costs to support our research and development programs. We expect to continue to incur significant research and development expenses in future periods in support of our global Phase 3 program and other studies for vadadustat and development of our other product candidates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $34.2 million for the three months ended September 30, 2019, compared to $10.4 million for the three months ended September 30, 2018. The increase of $23.8 million was primarily due to commercialization costs associated with Auryxia as there were no comparable commercialization costs in the third quarter of 2018, and an increase in costs to support our research and development programs. We expect to continue to incur significant selling, general and administrative expenses in future periods to support our ongoing commercialization of Auryxia and our ongoing research and development and potential commercialization of vadadustat and other product candidates.

Other Income, Net. Other income, net, was $0.2 million for the three months ended September 30, 2019 and $1.8 million for the three months ended September 30, 2018. The decrease in other income, net was primarily due to lower interest income caused by lower average investment balances in the third quarter of 2019.

Benefit from Income Taxes. Benefit from income taxes was $1.3 million for the three months ended September 30, 2019 due to a decrease in our net deferred tax liabilities, or DTLs. During the three months ended September 30, 2019, there was an increase in deferred tax assets associated with the state net operating loss generated during the period. This increase in deferred tax assets reduced our net DTLs which created a benefit from income taxes for the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended		Increase
	September 30, 2019	September 30, 2018	(Decrease)
	(In Thousands)
Revenues:
Product revenue, net	$82,204	$—	$82,204
License, collaboration and other revenue	183,242	147,892	35,350
Total revenues	265,446	147,892	117,554
Cost of goods sold:
Product	79,888	—	79,888
Amortization of intangibles	27,301	—	27,301
Total cost of goods sold	107,189	—	107,189
Operating expenses:
Research and development	242,557	203,955	38,602
Selling, general and administrative	104,537	31,940	72,597
License expense	2,560	—	2,560
Total operating expenses	349,654	235,895	113,759
Operating loss	(191,397)	(88,003)	103,394
Other income, net	1,342	4,469	(3,127)
Net loss before income taxes	(190,055)	(83,534)	106,521
Benefit from income taxes	(4,879)	—	4,879
Net loss	$(185,176)	$(83,534)	$101,642

Product Revenue, Net. Net product revenue is derived from sales of our sole commercial product, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. We began recording product revenue on sales of Auryxia in the U.S. on December 12, 2018 following the consummation of the Merger. Net product revenue was $82.2 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the average net sales price per unit (after accounting for fees, rebates, chargebacks, and other discounts or reserves) increased slightly as compared to the nine months ended September 30, 2018.

Net U.S Auryxia product revenue for the nine months ended September 30, 2018, as reported in the Keryx Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 prior to the Merger, was $71.3 million. The increase in net product revenue for the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily driven by the increase in patient prescriptions and related units sold. In September 2018, CMS decided that Auryxia would not be covered by Medicare for the IDA Indication. While this decision does not impact CMS coverage of the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use in the Hyperphosphatemia Indication. On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts against CMS and the U.S. Department of Health and Human Services challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the IDA Indication and CMS’s related decision that imposed a prior authorization requirement for Auryxia in the Hyperphosphatemia Indication. While we believe that the vast majority of the Medicare prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Medicare with prior authorization, the prior authorization requirement and the CMS decision have had and will continue to have an adverse impact on the sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication, and ultimately on the timing and number of prescriptions and Auryxia product revenue. Sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication have been negatively impacted, and may continue to be negatively affected, as a result of the CMS decision. Even if we are successful in overturning the CMS decision, the negative impact that the original decision had on the growth of sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication will continue, although less significantly than if the CMS decision is not overturned.

License, Collaboration and Other Revenue. License, collaboration and other revenue was $183.2 million for the nine months ended September 30, 2019 compared to $147.9 million for the nine months ended September 30, 2018. We recognized $178.1 million in collaboration revenue for the nine months ended September 30, 2019 from our cost sharing arrangement under the Otsuka U.S. Agreement, the Otsuka International Agreement, and our collaboration agreement with MTPC, or the MTPC Agreement. We recognized $147.5 million in collaboration revenue for the nine months ended September 30, 2018 from our cost sharing arrangement under the Otsuka U.S. Agreement, which commenced in December 2016, the Otsuka International Agreement, which commenced in April 2017, and the MTPC Agreement. The increase in revenue between the two periods was primarily attributable to an additional $28.3 million of revenue recognized under the Otsuka U.S. Agreement, primarily driven by $26.1 million in additional funding due to an increase in Otsuka’s funding percentage of the current global development costs for vadadustat from 52.5% to 80% in the second quarter of 2019, as described in Note 4 to our condensed consolidated financial statements in Part I, Item 1 – Financial Statements (unaudited). The remaining increase is primarily due to license revenue relating to our sublicense agreement with JT and Torii and includes license fees and royalties on net product sales of Riona in Japan, as there were no comparable revenues in the nine months ended September 30, 2018.

Cost of Goods Sold - Product. Cost of goods sold of $79.9 million for the nine months ended September 30, 2019 consists primarily of costs associated with the manufacturing of Auryxia and a $51.6 million charge related to the fair-value inventory step-up from the application of purchase accounting. This increase as compared to the nine months ended September 30, 2018 was due to costs associated with Auryxia, as there were no comparable costs in the first nine months of 2018.

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia. This intangible asset is being amortized over its estimated useful life of approximately 9 years using a straight-line method. Amortization of intangibles for the nine months ended September 30, 2019 was $27.3 million. This increase as compared to the nine months ended September 30, 2018 was due to costs associated with Auryxia, as there were no comparable costs in the first nine months of 2018.

Research and Development Expenses. Research and development expenses were $242.6 million for the nine months ended September 30, 2019, compared to $204.0 million for the nine months ended September 30, 2018, an increase of $38.6 million. The increase was primarily due to the following:

(in millions)
Other supporting clinical and preclinical activities and regulatory activities	$8.0
PRO2TECT and INNO2VATE Phase 3 program	7.3
Manufacture of drug substance and drug product	(0.4)
Japan Phase 2 studies	(1.4)
Total increase related to the continued development of vadadustat	13.5
Headcount, consulting and facilities	13.6
Other research	6.5
Other	5.0
Total other increases	25.1
Total net increase	$38.6

The increase in the costs related to the development of vadadustat is primarily attributable to an increase in external costs related to other supporting clinical and preclinical activities, as well as regulatory activities, and the continued advancement of the PRO2TECT and INNO2VATE Phase 3 program, including ongoing enrollment. This increase in costs related to the development of vadadustat was partially offset by a decrease in costs related to the manufacture of drug substance and drug product and Japan Phase 2 studies, which were completed in 2018. The increase in research and development expenses were further impacted by increases in headcount and consulting costs and other research to support our research and development programs. We expect to continue to incur significant research and development expenses in future periods in support of our global Phase 3 program and other studies for vadadustat and development of our other product candidates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $104.5 million for the nine months ended September 30, 2019, compared to $31.9 million for the nine months ended September 30, 2018. The increase of $72.6 million was primarily due to commercialization costs associated with Auryxia as there were no comparable commercialization costs during the first nine months of 2018, and an increase in costs to support our research and development programs. We expect to continue to incur significant selling, general and administrative expenses to in future periods to support our ongoing commercialization of Auryxia and our ongoing research and development and potential commercialization of vadadustat and other product candidates.

Other Income, Net. Other income, net, was $1.5 million for the nine months ended September 30, 2019 and $4.5 million for the nine months ended September 30, 2018. The decrease in other income, net was primarily due to lower interest income caused by lower average investment balances during the first nine months of 2019 and interest expense associated to our Line of Credit with SVB, which we did not have during the nine months ended September 30, 2018.

Benefit from Income Taxes. Benefit from income taxes was $4.9 million for the nine months ended September 30, 2019 due to a decrease in our net DTLs. During the nine months ended September 30, 2019, there was an increase in deferred tax assets associated with the state net operating loss generated during the period. This increase in deferred tax assets reduced our net DTLs which created a benefit from income taxes for the nine months ended September 30, 2019.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of September 30, 2019, we had an accumulated deficit of $699.6 million. We anticipate that we will continue to incur losses for the foreseeable future. We expect to continue to incur additional research and development and selling, general and administrative expenses and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, royalty transactions, and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally through sales of our common stock, payments received from our collaboration partners, and following the Merger, product sales. As of September 30, 2019, we had cash and cash equivalents and available for sale securities of approximately $145.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities stated at fair value, are also available as a source of liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(165,306)	$(23,795)
Investing activities	188,896	19,877
Financing activities	(5,448)	96,477
Net (decrease) increase in cash, cash equivalents, and restricted cash	$18,142	$92,559

Operating Activities. Net cash used in operating activities of $165.3 million for the nine months ended September 30, 2019 was largely driven by timing of payments on our Phase 3 development program for vadadustat, payments for inventory and merger-related liabilities. These payments were partially offset by adjustments for non-cash items, including the fair value write-up of inventory sold of $51.6 million, amortization of intangibles of $27.3 million, and stock-based compensation expense of $7.0 million.

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

Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2019 was $188.9 million and was comprised primarily of proceeds from the maturities of available for sale securities of $130.6 million and proceeds from the sales of available for sale securities of $64.7 million, partially offset by purchases of equipment of $6.4 million.

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

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2019 was $5.5 million and consisted primarily of payments on loans payable of $15.0 million, partially offset by proceeds from the public issuance of common stock, proceeds from the exercise of stock options and proceeds from the sale of stock under our employee stock purchase plan.

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

We expect our cash resources, including funds to be received from our collaborators, and $100.0 million upon closing of the Term Loans with Pharmakon, subject to the satisfaction of certain customary conditions, to fund our current operating plan beyond the next twelve months, into the first quarter of 2021. However, on a quarterly basis, we are required to conduct an accounting analysis under ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. Under the accounting standards, a company is not permitted to include elements of its operating plan that are deemed to be “outside of the company’s control” in an ASC 205-40 analysis, even though certain of those elements may be appropriately included in the company’s cash runway analysis. For example, our cash runway includes receipt of a milestone payment from MTPC upon manufacturing and marketing approval of vadadustat in Japan, but since receipt of that milestone payment is deemed to be “outside of our control” under the accounting standards, we are not permitted to include it in our ASC 205-40 analysis. The result of our ASC 205-40 analysis is that there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q.

We will require additional capital for the further commercialization of Auryxia, development and potential commercialization of our existing product candidates and will need to raise additional funds to pursue development activities related to additional product candidates. If and until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through public or private equity or debt transactions, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our development and regulatory milestones may not be achieved, we may not receive the anticipated funding from our collaboration partners, and we may not secure other sources of financing. Additional funds may not be available to us on acceptable terms or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the commercialization of our product or the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock. Any of these events could significantly harm our business, financial condition and prospects.

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

Additionally, as a result of the Merger, we have a lease for 27,300 square feet of office space in Boston, Massachusetts, or the Boston Lease, which expires on February 27, 2023. The total monthly lease payments under the base rent are approximately $136,000 and are subject to annual rent escalations.

During the third quarter of 2019, all remaining employees based in our Boston, Massachusetts office moved to our corporate headquarters in Cambridge, Massachusetts. In September 2019, Keryx entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc., or Foundation. The sublease is subject and subordinate to the Boston Lease between Keryx and the landlord. The term of the sublease commenced on October 16, 2019, upon receipt of the required consent from the landlord for the sublease agreement, and expires on February 27, 2023. Foundation is obligated to pay Keryx rent that approximates the rent due from us to Keryx’s landlord with respect to the Boston Lease. Keryx continues to be obligated for all payment terms pursuant to the Boston Lease, and we will guaranty Keryx’s obligations under the sublease.

Term Loans

On November 11, 2019, we entered into a loan agreement, or the Loan Agreement, with Keryx as guarantor, BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, collectively Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million are made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. Subject to the satisfaction of certain conditions, the first tranche of $80.0 million, or Tranche A, will be drawn in a single drawing on November 25, 2019, or the Tranche A Funding Date. The second tranche, available until December 31, 2020, allows us to borrow, at our option, an additional $20.0 million, or Tranche B. The date on which Tranche B is drawn, the Tranche B Funding Date, and each of the Tranche A Funding Date and the Tranche B Funding Date, a Funding Date.

Proceeds from the Term Loans may be used for general corporate purposes. As a condition to the funding of Tranche A, we and Keryx are obligated to enter into a Guaranty and Security Agreement with the Collateral Agent, or the Guaranty and Security Agreement, on the Tranche A Funding Date. Pursuant to the Guaranty and Security Agreement, our obligations under the Term Loans will be unconditionally guaranteed by Keryx, or the Guarantee. Additionally, our and Keryx’s obligations under the Term Loans and the Guarantee will be secured by a first priority lien on certain assets of ours and Keryx’s, including Auryxia and certain related assets, cash, and certain equity interests held by us and Keryx, collectively the Collateral.

The Term Loans bear interest at a floating rate per annum equal to the three-month LIBOR rate plus 7.50%, subject to a 2.00% LIBOR floor and a 3.35% LIBOR cap, payable quarterly in arrears. The Term Loans will mature on the fifth anniversary of the Tranche A Funding Date, or the Maturity Date. We will repay the principal under the Term Loans in equal quarterly payments starting on the 33rd-month anniversary of the applicable Funding Date or, if certain conditions are met, it will have the option to repay the principal in equal quarterly payments starting on the 48th-month anniversary of the applicable Funding Date, or collectively the Amortization Schedule. Under certain circumstances, unless certain liquidity conditions are met, the Maturity Date may decrease by up to one year, and the Amortization Schedule may correspondingly commence up to one year earlier.

On the Tranche A Funding Date, we will pay to Pharmakon a facility fee equal to 2.00% of the aggregate principal amount of the Term Loans. The Loan Agreement permits voluntary prepayment at any time in whole or in part, subject to a prepayment premium. The prepayment premium would be 2.00% of the principal amount being prepaid prior to the third anniversary of the applicable Funding Date, 1.00% on or after the third anniversary, but prior to the fourth anniversary, of the applicable Funding Date, and 0.50% on or after the fourth anniversary of the applicable Funding Date but prior to the Maturity Date, and a make-whole premium on or prior to the second anniversary of the applicable Funding Date in an amount equal to foregone interest through the second anniversary of the applicable Funding Date. A change of control triggers a mandatory prepayment of the Term Loans.

The Loan Agreement contains customary representations, warranties, events of default and covenants of ours and our subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia starting in the fourth quarter of 2020. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

The foregoing description of the Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Loan Agreement, a copy of which we intend to file as an exhibit to our Annual Report on Form 10-K for the year ending December 31, 2019.

Revolving Line of Credit

Keryx, our wholly owned subsidiary following the Merger, had a $40.0 million revolving line of credit, or the Line of Credit, under its Loan and Security Agreement with Silicon Valley Bank, or SVB. On July 31, 2019, Keryx entered into a Waiver and First Amendment to Loan and Security Agreement, or the Loan Amendment. Pursuant to the Loan Amendment, certain revisions were made to the Loan and Security Agreement, including requiring Keryx to maintain, from and after December 31, 2019, subject to certain exceptions, a certain amount of funds to which we had unrestricted access in one or more asset management accounts with SVB or SVB’s affiliate and revising certain of the representations and warranties and covenants in the Loan and Security Agreement. In addition, pursuant to the Loan Amendment, SVB waived the then-existing events of default.

On August 7, 2019, we executed and delivered to SVB an Unconditional Guaranty, or the Guaranty, pursuant to which we guaranteed the prompt and complete payment and performance when due of all of the obligations and liabilities of Keryx under the Loan and Security Agreement, as amended by the Loan Amendment, or the Amended Loan Agreement. In addition, we entered into a Security Agreement with SVB effective August 7, 2019, or the Security Agreement, pursuant to which we granted to SVB a continuing first priority security interest in substantially all of our personal property, other than our intellectual property, to secure the payment and performance of our obligations under the Guaranty. Our obligations under the Guaranty were independent of Keryx’s obligations, and separate actions were able to be brought against us.

Availability under the Line of Credit was subject to a borrowing base comprised of eligible receivables and eligible inventory of Keryx as set forth in the Loan and Security Agreement. As of September 30, 2019 and December 31, 2018, there was $0 and $15.0 million outstanding, respectively, under the Line of Credit and we had approximately $29.4 million in available borrowing base as of September 30, 2019.

The principal amount outstanding under the revolving line bore interest at a floating rate per annum equal to the greater of (i) 2.0% above the “prime rate,” as reported in The Wall Street Journal and (ii) 6.75%, which interest was payable monthly. Principal amounts borrowed under the Line of Credit were able to be repaid and, prior to the maturity date, re-borrowed, subject to the terms and conditions set forth in the Loan and Security Agreement. Upon entry into the Loan and Security Agreement (payable in installments and subject to certain conditions), Keryx paid to SVB an initial commitment fee of $149,000, upon the consummation of the Merger, we paid to SVB an additional commitment fee of approximately $251,000, and at the one year anniversary of the effective date of the Loan and Security Agreement (or, if earlier, upon termination of or an event of default under the Loan and Security Agreement), Keryx paid to SVB a fee equal to 1.00% of the Line of Credit. Keryx was also required to pay on a quarterly basis a fee equal to 0.25% per annum of the average unused portion of the revolving line. Pursuant to the terms of the Loan and Security Agreement, Keryx was required to pay a termination fee of 2.00% of the Line of Credit, if the revolving line was terminated prior to the maturity date of July 18, 2020, subject to certain exceptions. On November 7, 2019, we terminated the Loan and Security Agreement, the Unconditional Guaranty, and the Security Agreement and paid a termination fee of $0.8 million to SVB.

Manufacturing Agreements

As a result of the Merger, our contractual obligations now include Keryx’s commercial supply agreements with BioVectra Inc., or BioVectra, and Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.

Pursuant to the BioVectra Manufacture and Supply Agreement and the Product Manufacture and Supply and Facility Construction Agreement, collectively, the BioVectra Agreement, we have agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. In addition, the BioVectra Agreement contained contingent milestone payments for capital developments in connection with construction of an expansion of the site of the BioVectra production facility for the manufacture of drug substance for Auryxia. These milestone payments were achieved by BioVectra and paid and fully recorded prior to the Merger. The term of the BioVectra Agreement expires in late 2026, after which, it automatically renews for specified terms until terminated. We have the right to terminate the BioVectra Agreement prior to the contract term, which could result in an early termination fee. As of September 30, 2019, we are required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $135.7 million through the year ended December 31, 2026.

As part of purchase accounting, we identified an executory contract in the supply agreement between Keryx and BioVectra, which includes future firm purchase commitments. This executory contract was deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. As a result, we recorded a liability of $29.5 million in purchase accounting as of the acquisition date for the preliminary fair value of the off-market element. Through September 30, 2019, we recorded $0.5 million in accretion expense related to the present value discount associated with this liability.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, or the Siegfried Agreement, we have agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. The term of the Siegfried Agreement expires on December 31, 2021, after which, it automatically renews for one-year terms until terminated. The Siegfried Agreement provides us with certain termination rights prior to December 31, 2021. As of September 30, 2019, we are required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $66.3 million through the year ended December 31, 2021.

Other Third Party Contracts

Under our agreement with IQVIA, formerly known as Quintiles IMS, to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of September 30, 2019 were approximately $76.9 million. The estimated period of performance for the committed work with IQVIA is through the end of 2020. We also contract with various other organizations to conduct research and development activities with remaining contract costs to us of approximately $52.7 million as of September 30, 2019. The scope of the services under these research and development contracts can be modified and the contracts cancelled by us upon written notice, and therefore not included in the table of contractual obligations and commitments. In some instances, the contracts may be cancelled by the third party upon written notice.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

During the nine months ended September 30, 2019, there were no material changes to our critical accounting policies, other than as described below, as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 26, 2019.

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

Trade Discounts and Allowances: We generally provide Customers with discounts that include incentive fees that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we compensate (through trade discounts and allowances) our Customers for sales order management, data, and distribution services. However, we have determined such services received to date are not distinct from our sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the unaudited condensed consolidated statement of operations and comprehensive loss through September 30, 2019. We record a corresponding reduction to accounts receivable (if the trade discount and/or allowance will be credited to the Customer) or an increase to accrued expense (if the trade discount and/or allowance is payable to a Customer) on the consolidated balance sheets.

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

Collaborative Arrangements

We record the elements of our collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. We consider the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between us and our collaborative partner and the transactions between us and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. Therefore, we recognize our allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the Otsuka U.S. Agreement as a component of the related expense in the period incurred. During the three months ended September 30, 2019 and 2018, we incurred approximately $0.5 million and $0.2 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, as defined in Note 4 to our consolidated financial statements in Part I, Item I. Financial Statements (unaudited), of which approximately $0.2 million and $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during each of the three months ended September 30, 2019 and 2018. During the three months ended September 30, 2019 and 2018, Otsuka incurred approximately $0.3 million and $0.5 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.2 million and $0.1 million are reimbursable by us and recorded as an increase to research and development expense during the three months ended September 30, 2019 and 2018. To the extent product revenue is generated from the collaboration, we recognize our share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2019, and December 31, 2018, we had cash and cash equivalents and available-for-sale securities of $145.6 million and $321.6 million, respectively, consisting primarily of money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. Currently, we do not hedge our interest rate exposures.

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

As of September 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving such control objectives. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

CMS Litigation

On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts, or the Massachusetts District Court, against Centers for Medicare & Medicaid Services, or CMS, the U.S. Department of Health and Human Services, Alex M. Azar II in his official capacity as Secretary of Health and Human Services, and Seema Verma in her official capacity as administrator for CMS challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the treatment of iron deficiency anemia, or IDA, in adult patients with chronic kidney disease, or CKD, not on dialysis, or the IDA Indication, and CMS’s related decision that imposed a prior authorization requirement for Auryxia in the treatment of adult patients with CKD on dialysis, or the Hyperphosphatemia Indication. On October 29, 2019, we filed a motion for a preliminary injunction asking the court to provide relief while the lawsuit is pending, specifically, to restore coverage for Auryxia when used for the IDA Indication, and to remove the prior authorization requirement for Auryxia when used for the Hyperphosphatemia Indication. In the alternative, we filed a motion for summary judgment with the court asking it to decide the case on the merits now in our favor.

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

Three of the Merger Securities Actions were filed in the United States District Court for the District of Delaware, or the Delaware District Court: Corwin v. Keryx Biopharmaceuticals, Inc., et al. (filed October 16, 2018); Van Hulst v. Keryx Biopharmaceuticals, Inc., et al. (filed October 24, 2018); and Andreula v. Keryx Biopharmaceuticals, Inc., et al. (filed November 1, 2018). The fourth Merger Securities Action was filed in the Massachusetts District Court: Rosenblatt v. Keryx Biopharmaceuticals, Inc., et al. (filed October 23, 2018). On February 19, 2019, the plaintiff in the Rosenblatt action filed a notice of voluntary dismissal of the action without prejudice. On March 27, 2019, the plaintiff in the Van Hulst action filed a notice of voluntary dismissal of the action without prejudice.

On April 2, 2019, the Delaware District Court granted Abraham Kiswani, a member of the putative class in both the Andreula and Corwin actions, and plaintiff John Andreula’s motion to consolidate the remaining two Merger Securities Actions pending in the Delaware District Court and consolidated the Corwin and Andreula cases under the caption In re Keryx Biopharmaceuticals, Inc., or the Consolidated Action. The Delaware District Court also appointed Kiswani and plaintiff Andreula as lead plaintiffs for the Consolidated Action. On June 3, 2019, the lead plaintiffs filed a consolidated amended complaint in the Consolidated Action, or the Consolidated Complaint. The Consolidated Complaint generally alleges that the registration statement filed in connection with the Merger contained allegedly false and misleading statements or failed to disclose certain allegedly material information in violation of Section 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 14a-9 promulgated thereunder. The alleged misstatements or omissions relate to (i) certain financial projections for Keryx and Akebia and certain financial analyses performed by our advisors and (ii) any alleged negotiations that may have taken place regarding the conversion of certain convertible notes of Keryx in connection with the Merger. The Consolidated Complaint seeks compensatory and/or rescissory damages, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 thereunder, and an award of lead plaintiffs’ costs, including reasonable allowance for attorneys’ fees and experts’ fees. The defendants in the Consolidated Action moved to dismiss the Consolidated Complaint in its entirety on August 2, 2019. Under the scheduling order applicable to the Consolidated Action, briefing on the defendants’ motion to dismiss will be completed by November 20, 2019.

On December 10, 2018, a stockholder of Keryx, Michael J. Donnelly, filed a complaint against Keryx pursuant to Section 220 of the Delaware General Corporation Law in the Delaware Court of Chancery, captioned Donnelly v. Keryx Biopharmaceuticals, Inc., or the Donnelly Action. The Donnelly Action sought inspection of various Keryx books and records, purportedly to investigate “possible wrongdoing,” in connection with Keryx’s negotiation and approval of the Merger, as well as the independence of former members of Keryx’s Board of Directors, some of whom are current members of our Board of Directors. In addition to the production of books and records, the Donnelly Action sought costs and expenses incurred in the action, including reasonable attorneys’ fees. On January 31, 2019, Keryx answered the complaint in the Donnelly Action. The Delaware Court of Chancery entered a scheduling order to govern the Donnelly Action on March 28, 2019. The trial for the Donnelly Action took place on July 10, 2019. On October 24, 2019, the Delaware Chancery Court issued a written decision granting inspection, denying the plaintiff’s request for costs and expenses, and directing the parties to confer on the proper scope of the inspection.

Shareholder Litigation Relating to Auryxia Supply

Four putative class action lawsuits were filed against Keryx and certain of its former officers (Gregory P. Madison, Scott A. Holmes, Ron Bentsur, and James Oliviero) and consolidated in the Massachusetts District Court, captioned Karth v. Keryx Biopharmaceuticals, Inc., et al. (filed October 26, 2016, with an amended complaint filed on February 27, 2017). Plaintiff sought to represent all stockholders who purchased shares of Keryx common stock between May 8, 2013 and August 1, 2016. The complaint alleges that Keryx and the named individual defendants violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning Keryx, its supplier relationships, and future prospects, and that the allegedly misleading statements were not made known to the market until Keryx’s August 1, 2016 announcement of an interruption in its supply of Auryxia. By order dated July 19, 2018, the Massachusetts District Court granted in part and denied in part the defendants’ motion to dismiss the complaint. On February 27, 2019, defendants filed a motion for judgment on the pleadings.  On April 30, 2019, plaintiff filed a motion to further amend his complaint, and also moved for class certification.  The Massachusetts District Court heard oral argument on the motions for judgment on the pleadings and class certification on June 19, 2019.

On September 23, 2019, the Massachusetts District Court issued a Memorandum and Order denying plaintiff’s motion for class certification, granting defendants’ motion for judgment on the pleadings, and denying plaintiff’s motion for leave to further amend his Complaint.  That same day, the Massachusetts District Court entered a final judgment in favor of defendants on all claims.  On September 24, 2019, plaintiff filed a notice of appeal.  Plaintiff’s appeal brief is due December 4, 2019, and defendants’ brief is due thirty days thereafter. The First Circuit has not yet set an oral argument date for the appeal.

Two stockholder derivative complaints also were filed on December 16, 2016 against Keryx and certain of its former officers (Gregory P. Madison, Scott A. Holmes, Ron Bentsur and James Oliviero) certain of its former directors (Kevin J. Cameron, Daniel P. Regan, Steven C. Gilman, Michael Rogers Michael P. Tarnok, Joseph Feczko, Jack Kaye Wyche Fowler, Jr. and John P. Butler), some of whom are current directors and officers of ours, in the Superior Court of Massachusetts, one captioned Venkat Vara Prasad Malledi v. Keryx Biopharmaceuticals, Inc., et al., and one captioned James Anderson v. Keryx Biopharmaceuticals, Inc., et al. Each of these two complaints generally alleges breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement and corporate waste. On June 27, 2017, the Superior Court of Massachusetts granted the parties’ motion to consolidate and stay the derivative litigations, and that stay remains in effect. All of the complaints seek unspecified damages, interest, attorneys’ fees, and other costs. It is expected that such complaints would be dismissed if the above-mentioned ruling of the Massachusetts District Court entering judgment for the defendants in the case brought under the securities laws stands; however, as discussed above, we are awaiting the outcome of the appeal of that judgment.

We deny any allegations of wrongdoing and intend to continue vigorously defending against the shareholder lawsuits described in this section. There is no assurance, however, that we will be successful in the defense of these lawsuits, or any associated appeals, or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible losses at this time. A resolution of these lawsuits in a manner adverse to us, however, could have a material effect on our financial position and results of operations in the period in which a particular lawsuit is resolved.

Legal Proceedings Relating to Auryxia

ANDA Litigation

On October 31, 2018, November 6, 2018, December 24, 2018 and February 4, 2019, Keryx received Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the U.S. Food and Drug Administration, or FDA, by Lupin Atlantis Holdings SA, or Lupin, Teva Pharmaceuticals USA, Inc., or Teva, Chemo Research S.L., or Chemo, and Mylan Pharmaceuticals Inc., or Mylan, respectively, requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet). On December 13, 2018, Keryx and its licensors, Panion & BF Biotech, Inc., or Panion, and Chen Hsing Hsu, M.D., filed a complaint for patent infringement against Lupin and Lupin Ltd., or the Lupin Defendants, in the Delaware District Court, arising from Lupin’s ANDA filing with the FDA. On December 19, 2018, Keryx and Panion filed a complaint for patent infringement against Teva and Teva Pharmaceutical Industries Limited, or the Teva Defendants, in the Delaware District Court arising from Teva’s ANDA filing with the FDA. On February 1, 2019, Keryx, Panion and Dr. Hsu filed a complaint for patent infringement against Chemo and Insud Pharma S.A., or the Chemo Defendants, in the Delaware District Court arising from Chemo’s ANDA filing with the FDA. On March 15, 2019, Keryx, Panion and Dr. Hsu filed a complaint for patent infringement against Mylan in the United States District Court for the Northern District of West Virginia arising from Mylan’s ANDA filing with the FDA. On April 18, 2019, Keryx, Panion and Dr. Hsu filed a motion with the Judicial Panel on Multidistrict Litigation seeking to consolidate these four cases in the Delaware District Court for pretrial proceedings.

On March 29, 2019, April 2, 2019, and April 12, 2019, Keryx received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA by Lupin Ltd., Watson Laboratories, Inc., or Watson, a wholly-owned, indirect subsidiary of Teva, and Par Pharmaceutical, Inc., or Par, an Endo International company, or Endo, respectively, requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet). On May 10, 2019, Keryx, Panion and Dr. Hsu filed a complaint for patent infringement against Lupin Ltd. in the Delaware District Court arising from Lupin Ltd.’s ANDA filing with the FDA. On May 10, 2019, Keryx and Panion filed a complaint for patent infringement against Watson and Teva, or the Watson Defendants, in the Delaware District Court arising from Watson’s ANDA filing with the FDA. On May 15, 2019, Keryx and Panion filed a complaint for patent infringement against the Watson Defendants in the United States District Court for the District of Nevada, or the Nevada District Court, from Watson’s ANDA filing with the FDA. On May 23, 2019, Keryx and Panion filed a complaint for patent infringement against Par in the Delaware District Court arising from Par’s ANDA filing with the FDA. On May 24, 2019, Keryx and Panion filed a complaint for patent infringement against Par, in the United States District Court for the Southern District of New York, or the Southern New York District Court, arising from Par’s ANDA filing with the FDA. On June 4, 2019, Keryx and Panion filed a notice of voluntary dismissal to dismiss the suit in the Nevada District Court in view of the Watson Defendants’ consent to venue of the Delaware District Court. On June 26, 2019, Keryx, Panion and Dr. Hsu notified the Judicial Panel on Multidistrict Litigation of additional actions in the Delaware District Court against the Lupin Defendants and the Watson Defendants. On July 31, 2019, the Judicial Panel on Multidistrict Litigation issued an order to consolidate all of our ANDA cases in Delaware District Court for pretrial proceedings. On August 26, 2019, Keryx filed an amended complaint against the Lupin Defendants in the Delaware District Court arising from the Lupin Defendants’ ANDA filings with the FDA. On September 19, 2019, the Delaware District court set a trial date for February 8, 2021.

As a result of the timely filing of these lawsuits in accordance with the relevant statute, a 30-month stay of approval will be imposed by the FDA on Lupin’s ANDA, Teva’s ANDA, Chemo’s ANDA, Mylan’s ANDA, Lupin Ltd.’s ANDA, Watson’s ANDA, and Par’s ANDA, which stays are expected to remain in effect until April 2021, May 2021, June 2021, August 2021, September 2021, October 2021, and October 2021, respectively, absent an earlier judgment by the court in each of these lawsuits finding the patents at issue invalid, unenforceable or not infringed. We and the other plaintiffs in each of these lawsuits are seeking, among other relief, an order that the effective date of FDA approval of the ANDA be a date no earlier than the expiration of each of the patents at issue and equitable relief enjoining the Lupin Defendants, the Teva Defendants, the Chemo Defendants, Mylan, and the Watson Defendants from infringing these patents.

On July 22, 2019, Keryx received from Teva a supplemental Paragraph IV certification notice letter regarding its ANDA. On July 22, 2019, Keryx received from Watson a supplemental Paragraph IV certification notice letter regarding its ANDA. On July 31, 2019, Keryx received from Lupin a supplemental Paragraph IV certification notice letter regarding its ANDA. On July 31, 2019, Keryx received from Lupin Ltd. a supplemental Paragraph IV certification notice letter regarding its ANDA. On September 17, 2019, Keryx received from Par a supplemental Paragraph IV certification notice letter regarding its ANDA. On October 16, 2019, Keryx received from Mylan a supplemental Paragraph IV certification notice letter regarding its ANDA.

On August 2, 2019, Keryx and Panion entered into a settlement and license agreement with Par resolving patent litigation brought by Keryx and Panion in response to Par’s ANDA seeking approval to market a generic version of Auryxia tablets prior to the expiration of the applicable patents. Pursuant to the terms of the settlement, Keryx and Panion will grant Par a license to market a generic version of Auryxia in the United States beginning on March 20, 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature. Additionally, in accordance with the agreement, the parties will terminate all ongoing litigation between Keryx and Panion and Par regarding Auryxia patents pending in the Delaware District Court and the Southern New York District Court. The settlement and license agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice. On August 5, 2019, the parties filed a request to stay the litigation pending a review of the settlement and license agreement by these regulatory authorities. On September 6, 2019 and September 9, 2019, the Southern New York District Court and the Delaware District Court, respectively, entered a stipulation and order of dismissal filed by the parties to dismiss the actions against Par.

Opposition Proceedings Against Patents Covering Auryxia

On November 25, 2015, a third party filed an opposition to our issued European Patent No. 1 931 689, or the ‘689 EP Patent, in the European Patent Office, or the EPO. During the oral proceedings, which took place on June 27, 2017, the Opposition Division of the EPO revoked the ‘689 EP Patent. On December 6, 2017, we filed an appeal of the decision of the Opposition Division of the EPO, which is presently pending. According to European practice, the revocation of the patent is stayed until an appeal is finally resolved. We anticipate the appeal will take a few years to resolve, during which time the patent will remain in force. Oral proceedings in the appeal are scheduled for June 19, 2020.

On December 23, 2016, a third party filed an opposition to our issued European Patent No. 1 978 807, or the ’807 EP Patent, in the EPO. During the oral proceedings, which took place on June 8, 2018, the Opposition Division of the EPO maintained the ’807 EP Patent as granted. This decision resulted in the maintenance of all of the claims of the patent, including claims directed to the use of ferric citrate for preventing, reversing, maintaining or delaying progression of chronic kidney disease, or CKD. On November 16, 2018, the third party filed an appeal of the decision of the Opposition Division of the EPO. On June 7, 2019, the third party withdrew the appeal. As a result, the Opposition Division’s decision is final, and the ‘807 EP Patent will be maintained as granted.

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

On June 22, 2018, we and our collaboration partner in Japan, Mitsubishi Tanabe Pharma Corporation, or MTPC, jointly filed a Request for Trial before the JPO to challenge the validity of one of FibroGen’s HIF-related patents in Japan, JP4845728. On July 20, 2018 and August 13, 2018, we and MTPC jointly filed a Request for Trial before the JPO to challenge the validity of two additional FibroGen HIF-related patents in Japan, JP5474872 and JP5474741, respectively. On September 26, 2019, the JPO conducted an invalidation trial for JP5474872 and JP4845728.

On December 13, 2018, we and our collaboration partner, Otsuka Pharmaceutical Co. Ltd., or Otsuka, filed Particulars of Claim in the Patents Court of the United Kingdom, or the UK, to challenge the validity of FibroGen, Inc.’s six HIF-related patents in the UK: the ’823 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), the ’155 EP Patent (UK), European Patent (UK) No. 2,289,531, or the ’531 EP Patent (UK), and European Patent (UK) No. 2,298,301, or the ’301 EP Patent (UK).  In March 2019, Astellas Pharma Inc., or Astellas, the exclusive licensee of FibroGen’s HIF-related patents, sued Akebia and Otsuka for patent infringement in the Patents Court of the UK. On December 21, 2018, GlaxoSmithKline UK Limited and GlaxoSmithKline Intellectual Property (No. 2) Limited, or, collectively, Glaxo UK, also filed Particulars of Claim in the Patents Court of the UK to challenge the validity of the ’153 EP Patent (UK) and the ’155 EP Patent (UK). In March 2019, Astellas sued Glaxo UK for patent infringement in the Patents Court of the UK. In September 2019, we and Otsuka filed an Amended Particulars of Claim to include FibroGen’s European Patent No. 1487472, or the ’472 EP Patent (UK).

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

Investment in pharmaceutical product development and commercialization is highly speculative because it entails upfront capital expenditures and significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities and, following the Merger, commercialization. We have financed our operations primarily through sales of equity securities, our strategic collaborations and, following the Merger, product revenues. Prior to the Merger, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable and have incurred net losses each year since our inception, including net losses of $185.2 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $699.6 million. We cannot guarantee when, if ever, we will become profitable. Our ability to generate product revenue and achieve profitability depends significantly on our success in many areas, including the following:

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

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our product revenue from Auryxia and, if approved, vadadustat, and our ability to obtain additional funding. We expect to continue to incur significant expenses if and as we:

•

conduct our development program of vadadustat for the treatment of anemia due to chronic kidney disease, or CKD, including PRO2TECT and INNO2VATE and other additional ongoing or planned studies with respect to vadadustat, and develop plans for and conduct the preclinical and clinical development of any other potential product candidates;

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

We also could be forced to expend significant resources in the defense of the pending lawsuits brought against Keryx and certain of Keryx’s former directors and officers, some of whom are current directors and officers of ours, and other legal proceedings, as described under Part II, Item 1. Legal Proceedings, or any other such lawsuits brought against us in the future.

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

Under our ASC 205-40 analysis, there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q

We have entered into a loan agreement, or the Loan Agreement, with Keryx as guarantor, BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, collectively Pharmakon, pursuant to which term loans in an aggregate principal amount of $100 million are made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. See Note 11 to our condensed consolidated financial statements in Part I, Item 1 – Financial Statements (unaudited) for additional information regarding our obligations under the Loan Agreement. We expect our cash resources, including funds to be received from our collaborators, and $100.0 million, upon closing of the Term Loans, subject to the satisfaction of customary conditions, to fund our current operating plan beyond the next twelve months, into the first quarter of 2021. However, on a quarterly basis, we are required to conduct an accounting analysis under ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. Under the accounting standards, a company is not permitted to include elements of its operating plan that are deemed to be “outside of the company’s control” in an ASC 205-40 analysis, even though certain of those elements may be appropriately included in the company’s cash runway analysis.  For example, our cash runway includes receipt of a milestone payment from MTPC upon manufacturing and marketing approval of vadadustat in Japan, but since receipt of that milestone payment is deemed to be “outside of our control” under the accounting standards, we are not permitted to include it in our ASC 205-40 analysis. The result of our ASC 205-40 analysis is that there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans. Our conclusion, in accordance with ASC 205-40, that there is “substantial doubt” that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q may materially adversely affect our share price and our ability to raise capital or to enter into agreements with third parties that may be beneficial to us.

We will require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

As of September 30, 2019, our cash and cash equivalents and available for sale securities were $145.6 million. We expect to continue to expend substantial amounts for the foreseeable future continuing to commercialize Auryxia and developing and commercializing vadadustat, if approved, and any other product candidates. These expenditures will include costs associated with research and development, potentially obtaining marketing approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise, including as a result of our decision to include certain elements in our development programs. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the development and commercialization of our product candidates. Our future capital requirements depend on many factors, including:

•

significant costs associated with our global Phase 3 development program for vadadustat for the treatment of anemia due to CKD. As of September 30, 2019, we expect the remaining external aggregate contract research organization, or CRO, costs of PRO2TECT and INNO2VATE, which have enrolled 7,436 subjects, to be in the range of $95.0 million to $120.0 million; the estimated costs for PRO2TECT and INNO2VATE could increase significantly due to a number of factors, including accrual of major adverse cardiovascular events, or MACE, detection of unexpected safety signals, modification of clinical trial protocols, performing other studies in support of the Phase 3 program, choosing to add third party vendors to support the program, and any other factor that could delay completion of PRO2TECT and INNO2VATE;

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

•	the cost of conducting clinical studies or any post-marketing approval studies, Phase 4 studies or any other clinical trials for Auryxia and Fexeric;
•	the cost, timing and outcome of our efforts to obtain marketing approval for vadadustat in the United States, Europe and in other jurisdictions;
•	the scope, progress, results and costs of additional preclinical, clinical, or other studies for vadadustat and Auryxia, as well as any studies of any other product candidates;
•	the cost of securing and validating commercial manufacturing of vadadustat and maintaining our manufacturing arrangements for Auryxia, or securing and validating additional arrangements;
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

We expect our cash resources, including the committed research and development funding from our collaborators and the receipt of a regulatory milestone from MTPC, assuming approval of vadadustat in Japan, and  $100 million, upon closing of  the Term Loans, subject to the satisfaction of customary conditions, to fund our current operating plan beyond the next twelve months, into the first quarter of 2021. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our development milestones may not be achieved, we may not receive the anticipated funding from our collaboration partners, and we may not secure other sources of financing. If and until we can generate a sufficient amount of product revenues, we expect to finance future cash needs through public or private equity or debt transactions, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives. For more information, see the risk factor titled “Under our ASC 205-40 analysis, there is ‘substantial doubt’ that we will have sufficient funds to satisfy our obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q.”

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

Our obligations in connection with the Loan Agreement with Pharmakon could adversely affect our financial condition and restrict our operations.

Our Loan Agreement with Pharmakon contains affirmative and negative covenants applicable to us and our subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia starting in the fourth quarter of 2020. Failure to maintain compliance with this financial covenant could result in an event of default under the Loan Agreement.

In the event there is an acceleration of our and certain of our subsidiaries’ liabilities under the Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay the liabilities or to make any accelerated payments, and Pharmakon could seek to enforce security interests in the collateral securing the Loan Agreement and Keryx’s guarantee, which could have a material adverse effect on our business, financial condition and results of operations.

The Loan Agreement permits voluntary prepayment at any time in whole or in part, subject to prepayment premiums and make-whole premiums prior to certain dates. Upon a change of control, mandatory prepayment provisions require the Company to prepay the principal amount outstanding, the applicable prepayment premium and make-whole premium and accrued and unpaid interest.

In addition, our obligations in connection with the Loan Agreement could have additional significant adverse consequences, including, among other things:

•

obligating us to negative covenants restricting our activities, including limitations on transferring certain of our assets, engaging in certain transactions, incurring certain additional indebtedness, creating certain liens, paying dividends or making certain other distributions and making certain investments;

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

We expect to finance our cash needs through product revenues, public or private equity or debt transactions, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, declare dividends, acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through royalty transactions, we may have to relinquish valuable rights to our portfolio and future revenue streams, and enter into agreements that would restrict our operations and strategic flexibility. If we raise additional funds through strategic transactions with third parties, we may have to do so at an earlier stage than otherwise would be desirable. In connection with any such strategic transactions, we may be required to relinquish valuable rights to our product and product candidates, future revenue streams or research programs or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for Auryxia, vadadustat, or any other product candidates that we develop or acquire, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

The Hatch-Waxman Act allows applicants seeking to market a generic equivalent of a drug that relies, in whole or in part, on the FDA’s prior approval of a patented brand name drug, to provide notice to the holder of the New Drug Application for the brand name drug of its application, called a Paragraph IV certification notice, if the applicant is seeking to market its product prior to the expiration of the patents with claims directed to the brand name drug. After the introduction of a generic competitor, a significant percentage of the prescriptions written for a product may be filled with the generic version, resulting in a loss in sales of the branded product. We have received Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet), have filed certain complaints for patent infringement relating to such ANDAs, and have entered into a settlement and license agreement with one such ANDA filer. See Part II, Item 1. Legal Proceedings for further information relating to the ANDAs, lawsuits and settlement. Generic competition for Auryxia or any of our future products could have a material adverse effect on our sales, results of operations and financial condition.

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

Obtaining coverage and reimbursement approval for a product from a government or other third party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. In the United States, there are multiple government and private third party payors with varying coverage and reimbursement levels for pharmaceutical products. Within Medicare, for oral drugs dispensed by pharmacies and also administered in facilities, coverage and reimbursement may vary depending on the setting. The Centers for Medicare & Medicaid Services, or CMS, local Medicare administrative contractors and/or Medicare Part D plans may have some responsibility for determining the medical necessity of such drugs, and therefore coverage, for different patients. Different reimbursement methodologies may apply, and CMS may have some discretion in interpreting their application in certain settings. As an oral drug, Auryxia is covered by Medicare only under Part D. In September 2018, CMS communicated to Medicare Part D sponsors that CMS does not consider Auryxia to be covered under Part D when it is used solely for the treatment of iron deficiency anemia in patients with CKD not on dialysis, or the IDA Indication. CMS does, however, consider Auryxia to be a covered Part D drug when it is used for its other FDA-approved indication, the control of serum phosphorus levels in CKD patients on dialysis, or the Hyperphosphatemia Indication. As a result, Part D sponsors now require a prior authorization for all Auryxia prescriptions for Medicare beneficiaries to ensure that Auryxia is being used for the Part D covered indication. On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts against CMS and the U.S. Department of Health and Human Services challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the IDA Indication and CMS’s related decision that imposed a prior authorization requirement for Auryxia in the Hyperphosphatemia Indication. If we are unsuccessful in our efforts to obtain Part D coverage for the IDA Indication, our ability to commercialize Auryxia for this indication will continue to be adversely impacted. While we believe that the vast majority of the Part D prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Part D plans with prior authorization, the prior authorization requirement and the CMS decision have  had and may continue to have an adverse impact on market acceptance of Auryxia, sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication, respectively, and ultimately on the timing and number of prescriptions and Auryxia product revenue, and may influence physicians’ prescribing decisions. Sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication have been negatively impacted, and may continue to be negatively affected, as a result of the CMS decision. Even if we are successful in overturning the CMS decision, the negative impact that the original decision had on the growth of sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication will continue, although less significantly than if the CMS decision is not overturned. We cannot predict the future impact of the CMS determination or prior authorization changes on our operations and they could have a material adverse effect on our revenue and results of operations going forward.

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

As we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, we had four third party payors, Fresenius Medical Care Rx, McKesson Corporation, Cardinal Health, Inc. and Amerisource Bergen Drug Corporation, that, in the aggregate, accounted for a significant percentage of our gross accounts receivable as of December 31, 2018. If we are not able to maintain our contracts with these key third party payors on favorable terms, on a timely basis or at all, or if there is any adverse change in one or more of these payors’ business practices or financial condition, it would adversely impact the market opportunity for Auryxia and our revenues and operating results.

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

Fexeric has never been marketed in the EU, and we do not intend to commercialize Fexeric in the EU on our own. We have not been successful in finding a suitable commercialization partner for Fexeric in the EU to date. We cannot assure that we will be able to find a suitable commercialization partner in the EU or otherwise create value from our European rights. The EC’s approval of Fexeric in the EU was contingent on, among other things, our commencing marketing of Fexeric by September 23, 2018; however, we received an extension to March 25, 2019, and a subsequent extension to December 23, 2019. If we are unable to commence marketing Fexeric in the EU by December 23, 2019, the Fexeric approval in the EU will cease to be valid. We formulated a commercial plan for Fexeric in Europe with Panion & BF Biotech, Inc., or Panion, the licensor of our rights to ferric citrate. See below for additional information about our arrangements with Panion. There can be no assurances that we will successfully work with Panion with respect to the European commercialization of Fexeric in a timely manner or at all, or that the EC will not revoke its approval of Fexeric if we fail to market Fexeric by the deadline or for any other reason.

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

Auryxia is competing in the hyperphosphatemia market in the United States with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation (a wholly-owned subsidiary of Sanofi), PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of the phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) and Ardelyx, Inc.’s tenapanor, that may impact the market for Auryxia.

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

In addition, other new therapies for the treatment of IDA may impact the market for Auryxia, such as Shield Therapeutics’ Feraccru® (ferric maltol) and Accrufer® (ferric maltol), which is available in Europe for IDA and which is approved in the United States for IDA, respectively.

Furthermore, Auryxia’s commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than Auryxia. Other companies have product candidates in various stages of pre-clinical or clinical development to treat diseases for which we are marketing Auryxia.

If vadadustat is approved and launched commercially, competing drugs may include EPOGEN® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the United States and Europe, respectively, and Mircera® (methoxy PEG-epoetin beta), commercialized by Vifor Pharma in the United States and Roche Holding Ltd. outside the United States. We may also face competition from potential new anemia therapies. There are several other HIF-PHI product candidates in various stages of development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by such companies as FibroGen, Japan Tobacco International, GlaxoSmithKline plc and Bayer HealthCare AG. FibroGen, together with its collaboration partners, Astellas Pharma Inc. and AstraZeneca PLC, is currently in global Phase 3 clinical development of its product candidate, roxadustat. In addition, roxadustat is approved in Japan for the treatment of anemia associated with CKD in patients on dialysis and in China for the treatment of anemia caused by CKD in patients on dialysis and not on dialysis, and is available for sale in China. GlaxoSmithKline plc is currently in global Phase 3 clinical development of its product candidate, daprodustat. Japan Tobacco International and Bayer HealthCare AG are currently in Phase 3 clinical development of their product candidates in Japan. Other product candidates may launch in certain Asian markets next year. In addition, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce injectable ESA utilization and thus limit the market potential for vadadustat if they are approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia that may impact the market for anemia-targeted treatment.

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

Our Japanese sublicensee, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona, the trade name for ferric citrate hydrate in Japan, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD in Japan. While Fexeric is not currently marked in the EU, Fexeric has received conditional marketing approval in the EU as an oral treatment for the control of hyperphosphatemia in adult patients with CKD, and we are continuing efforts to find a suitable commercialization partner for Fexeric in the EU. We also granted Otsuka Pharmaceutical Co. Ltd., or Otsuka, exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. In Japan and certain other countries in Asia, we granted Mitsubishi Tanabe Pharma Corporation, or MTPC, exclusive rights to commercialize vadadustat, subject to marketing approvals. We are also conducting our global Phase 3 development with respect to vadadustat for the treatment of anemia due to CKD, and MTPC is carrying out development efforts for vadadustat in Japan. In July 2019, MTPC submitted a Japanese New Drug Application, or JNDA, to the Ministry of Health, Labor and Welfare in Japan for manufacturing and marketing approval of vadadustat, as a treatment for anemia due to CKD. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing our product and product candidates outside the United States, including:

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

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends, in part, on the speed at which we can recruit patients to participate in testing our product candidates. Patients may be unwilling to participate in our clinical studies of vadadustat or other product candidates because of concerns about adverse events observed with injectable ESAs, other investigational agents and commercial products in CKD or for other reasons, including competitive clinical studies for similar patient populations. In addition, patients currently receiving treatment with injectable ESAs may be reluctant to participate in a clinical trial with an investigational drug. Finally, competition for clinical trial sites may limit our access to subjects appropriate for studies of vadadustat and any other product candidates. As a result, the timeline for recruiting patients and conducting studies of vadadustat and any other product candidates may be delayed. These delays could result in increased costs, delays in advancing our development of vadadustat and any other product candidates, or termination of the clinical studies altogether.

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

We and our collaboration partners currently expect to seek marketing approval of vadadustat for the treatment of anemia due to CKD in markets outside the United States, including the EU, and our collaboration partner, MTPC, submitted a JNDA for vadadustat for the treatment of anemia due to CKD in July 2019 in Japan. Our ability to successfully initiate, enroll and complete a clinical study in any country outside of the United States is subject to numerous additional risks unique to conducting business in jurisdictions outside the United States, including:

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

Data obtained from studies conducted in the United States may not be accepted by the EMA, the PMDA and other regulatory authorities outside of the United States. Also, certain jurisdictions require data from studies conducted in their country in order to obtain approval in that country. For example, in Japan, MTPC conducted a Phase 3 program of vadadustat, which is separate from our global Phase 3 program of vadadustat.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies may not be predictive of similar results in humans during clinical trials, successful results from early or small clinical trials may not be replicated in later and larger clinical trials, and successful interim results from ongoing clinical studies may not be indicative of results obtained when those studies are completed. For example, our encouraging preclinical and clinical results for vadadustat thus far do not ensure that the results of any future clinical trials will demonstrate similar results. Our global Phase 3 development program for vadadustat has enrolled a larger number of subjects and will treat subjects for longer periods than our prior trials, which will result in a greater likelihood that adverse events may be observed. Due to these and other differences between our global Phase 3 development program for vadadustat and our prior trials, our positive results from preclinical and clinical studies may not be replicated in our global Phase 3 development program for vadadustat. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early stage development, and we may face similar setbacks. If the results of our ongoing or future clinical trials for vadadustat or any other product candidates are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are safety concerns or adverse events, we may be prevented from or delayed in obtaining marketing approval for vadadustat or any other product candidates.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. On March 29, 2017, the United Kingdom formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty.  The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the EU. If no formal withdrawal agreement is reached between the United Kingdom and the EU, then it is expected that the United Kingdom’s membership of the European Union will automatically terminate on the deadline, which was initially March 29, 2019 (two years after the submission of the notification of the United Kingdom’s intention to withdraw from the European Union) and was extended to October 31, 2019. On October 28, 2019, that deadline was extended from October 31, 2019 to January 31, 2020 to allow the parties to continue to negotiate a withdrawal agreement. The United Kingdom could leave the European Union earlier if Parliament approves the withdrawal, but that has proven to be extremely difficult to date. Discussions between the United Kingdom and the EU focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the EU on the given deadline without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption. On July 24, 2019, Boris Johnson, who has previously suggested that the country should leave the European Union without an agreement, was appointed Prime Minister of the United Kingdom.

Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the EU. For example, the British government has begun negotiating the terms of the United Kingdom’s withdrawal from the European Union. It is unclear what impact Brexit may have, if any, on the development and commercialization of our product candidates, although the first practical effects of Brexit on healthcare were felt in November 2017 when European Union member states voted to move the EMA, the European Union’s regulatory body, from London to Amsterdam. Operations in Amsterdam commenced in March 2019, and the move itself may cause significant disruption to the regulatory approval process in Europe. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or EU for our product candidates, which could significantly and materially harm our business.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and, therefore, because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The current administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The current administration has recently represented to the court of appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the current administration argued in support of upholding the lower court decision. However, in a subsequent filing, the U.S. Department of Justice contended that the ACA should be invalidated only in the states that are suing, rather than all states. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

The FDA’s determination as to whether to grant NCE exclusivity to Auryxia may also affect the timing of the 30 month stay barring FDA from granting final approval to generic versions of Auryxia. When an ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant. We have received Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA, from generic drug manufacturers requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet), have filed certain complaints for patent infringement relating to such ANDAs, and have entered into a settlement and license agreement with one such ANDA filer. See Part II, Item 1. Legal Proceedings for further information relating to the ANDAs, lawsuits and settlement.

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

Our stock price has been and will likely continue to be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Global Market has ranged from a low of $3.20 on November 12, 2019 to a high of $31.00 on June 20, 2014. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, developments related to and results of our clinical studies, developments related to our regulatory submissions, developments related to our ability to commercialize Auryxia and any other approved product candidates, announcements by us or our competitors of significant mergers, acquisitions, licenses, strategic collaborations, joint ventures, collaborations or capital commitments, negative publicity around Auryxia, vadadustat or any other product or  product candidate, the results of competitive clinical trials, products or technologies, regulatory or legal developments in the United States and other countries, developments or disputes concerning patent applications, issued patents or other proprietary rights, the recruitment or departure of key personnel, the level of expenses related to Auryxia, vadadustat or any other product or product candidate or clinical development programs, actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts, variations in our financial results or those of companies that are perceived to be similar to us, changes in the structure of healthcare payment systems, market conditions in the pharmaceutical and biotechnology sectors, general economic, industry and market conditions and others beyond our control. As a result of this volatility, our shareholders may not be able to sell their common stock at or above the price at which they purchased it.

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

As of September 30, 2019, we believe that our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 2.5% of our outstanding common stock. In addition, we have certain significant stockholders, including Baupost, which beneficially owned approximately 21% of our outstanding common stock as of December 31, 2018. As a result, if certain significant stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs, such as:

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

Under Section 382 of the Internal Revenue Code, or Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. On December 12, 2018, we completed the Merger, which we believe has resulted in a change in control under Section 382. Future changes in our stock ownership, many of which are outside of our control, could result in an additional ownership change under Section 382. As a result, if we generate taxable income, our ability to use our pre-change NOL carryforwards to offset federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.  In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

We are currently subject to putative securities class action litigation and other legal proceedings, which could result in substantial costs and divert management's attention, and we could be subject to additional legal proceedings.

We are currently subject to putative securities class action litigation and other legal proceedings as described in Part II, Item 1. Legal Proceedings. In addition, securities class action and derivative lawsuits and other legal proceedings are often brought against companies for any of the risks described in this Quarterly Report on Form 10-Q following a decline in the market price of their securities. In connection with any litigation or other legal proceedings, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could have a material adverse effect on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

During the quarter ended September 30, 2019, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Term Loans

On November 11, 2019, we entered into a loan agreement, or the Loan Agreement, with Keryx as guarantor, BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, collectively Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million are made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. Subject to the satisfaction of certain conditions, the first tranche of $80.0 million, or Tranche A, will be drawn in a single drawing on November 25, 2019, or the Tranche A Funding Date. The second tranche, available until December 31, 2020, allows us to borrow, at our option, an additional $20.0 million, or Tranche B. The date on which Tranche B is drawn, the Tranche B Funding Date, and each of the Tranche A Funding Date and the Tranche B Funding Date, a Funding Date.

Proceeds from the Term Loans may be used for general corporate purposes. As a condition to the funding of Tranche A, we and Keryx are obligated to enter into a Guaranty and Security Agreement with the Collateral Agent, or the Guaranty and Security Agreement, on the Tranche A Funding Date. Pursuant to the Guaranty and Security Agreement, our obligations under the Term Loans will be unconditionally guaranteed by Keryx, or the Guarantee. Additionally, our and Keryx’s obligations under the Term Loans and the Guarantee will be secured by a first priority lien on certain assets of ours and Keryx’s, including Auryxia® (ferric citrate) and certain related assets, cash, and certain equity interests held by us and Keryx, collectively the Collateral.

The Term Loans bear interest at a floating rate per annum equal to the three-month LIBOR rate plus 7.50%, subject to a 2.00% LIBOR floor and a 3.35% LIBOR cap, payable quarterly in arrears. The Term Loans will mature on the fifth anniversary of the Tranche A Funding Date, or the Maturity Date. We will repay the principal under the Term Loans in equal quarterly payments starting on the 33rd-month anniversary of the applicable Funding Date or, if certain conditions are met, it will have the option to repay the principal in equal quarterly payments starting on the 48th-month anniversary of the applicable Funding Date, or collectively the Amortization Schedule. Under certain circumstances, unless certain liquidity conditions are met, the Maturity Date may decrease by up to one year, and the Amortization Schedule may correspondingly commence up to one year earlier.

On the Tranche A Funding Date, we will pay to Pharmakon a facility fee equal to 2.00% of the aggregate principal amount of the Term Loans. The Loan Agreement permits voluntary prepayment at any time in whole or in part, subject to a prepayment premium. The prepayment premium would be 2.00% of the principal amount being prepaid prior to the third anniversary of the applicable Funding Date, 1.00% on or after the third anniversary, but prior to the fourth anniversary, of the applicable Funding Date, and 0.50% on or after the fourth anniversary of the applicable Funding Date but prior to the Maturity Date, and a make-whole premium on or prior to the second anniversary of the applicable Funding Date in an amount equal to foregone interest through the second anniversary of the applicable Funding Date. A change of control triggers a mandatory prepayment of the Term Loans.

The Loan Agreement contains customary representations, warranties, events of default and covenants of ours and our subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia starting in the fourth quarter of 2020. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement.

Revolving Line of Credit

We terminated the Loan and Security Agreement with Silicon Valley Bank, or SVB, the Unconditional Guaranty, and the Security Agreement with SVB, or, collectively, the SVB Loan Agreements, on November 7, 2019, and paid SVB a termination fee of $0.8 million. The summary of the material terms of the SVB Loan Agreements set forth in note 11 to the notes to financial statements is incorporated herein by reference.

The foregoing information is included for the purpose of providing the disclosures required under “Item 1.01 – Entry into a Material Definitive Agreement,” “Item 1.02 – Termination of a Material Deﬁnitive Agreement” and “Item 2.03 – Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

The foregoing description of the Loan Agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, a copy of which we expect to file as an exhibit to our Annual Report on Form 10-K for the year ending December 31, 2019.

The representations, warranties and covenants contained in the Loan Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of such agreement. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to such agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under such agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of ours or any of our subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of such agreement, and this subsequent information may or may not be fully reflected in our public disclosure.

Item 6. Exhibits.

Exhibits

2.1

Agreement and Plan of Merger, dated as of June 28, 2018, by and among Akebia Therapeutics, Inc., Alpha Therapeutics Merger Sub, Inc., and Keryx Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on Junes 28, 2018).

2.2

First Amendment to Agreement and Plan of Merger, dated as of October 1, 2018, by and among Akebia Therapeutics, Inc., Alpha Therapeutics Merger Sub, Inc. and Keryx Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2018).

3.1	Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2014).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on March 28, 2014).

10.1*	Sublease, dated as of September 9, 2019, by and between Keryx Biopharmaceuticals, Inc. and Foundation Medicine, Inc.

10.2*#	Waiver and First Amendment to Loan Security and Security Agreement, dated as of July 31, 2019, by and between Keryx Biopharmaceuticals, Inc. and Silicon Valley Bank.

10.3*#	Security Agreement, dated as of August 7, 2019, by and between Akebia Therapeutics, Inc. and Silicon Valley Bank.

10.4*	Unconditional Guaranty, dates as August 7, 2019, by and between Akebia Therapeutics, Inc. and Silicon Valley Bank.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed, or submitted electronically, herewith
#	Indicates portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: November 12, 2019	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer

Date: November 12, 2019	By:	/s/ Jason A. Amello
Jason A. Amello
Senior Vice President, Chief Financial Officer and Treasurer