Form 10-K
period 2019-12-31
Akebia Therapeutics, Inc.
filed 2020-03-12
CIK 1517022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36352

AKEBIA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8756903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 First Street, Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 871-2098

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	AKBA	The Nasdaq Global Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock on The Nasdaq Global Market on June 28, 2019, was $565,808,424.

The number of shares of registrant’s Common Stock outstanding as of March 1, 2020 was 129,858,262.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are being made pursuant to the provisions of the U.S. Private Securities Litigation Reform Act of 1995 with the intention of obtaining the benefits of the “safe harbor” provisions of that Act. All statements contained in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements. These forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “build,” “can,” “contemplate,” “continue,” “could,” “should,” “designed,” “estimate,” “project,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “strategy,” “seek,” “target,” “will,” “would,” and other words and terms of similar meaning, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, statements about:

•

the potential therapeutic benefits, safety profile, and effectiveness of our product candidates, including the potential for vadadustat to set a new standard of care in the treatment of anemia due to chronic kidney disease;

•	the timing, investment and associated activities involved in continued commercialization of Auryxia;
•

the potential indications, demand and market potential and acceptance of our product and product candidates, including our estimates regarding the potential market opportunity for Auryxia, vadadustat or any other product candidates and the size of eligible patient populations;

•	the potential therapeutic applications of the hypoxia inducible factor, or HIF, pathway;
•	our pipeline, including its potential, and out research and development activities;
•	our competitive position, including estimates, developments and projections relating to our competitors and their products and product candidates, and our industry;
•

our expectations with respect to (i) the anticipated financial impact and potential benefits to us related to our merger with Keryx Biopharmaceuticals, Inc., or Keryx, that was completed on December 12, 2018, or the Merger, (ii) integration of the businesses subsequent to the Merger, and (iii) other matters related to the Merger;

•

our expectations, projections and estimates regarding our capital requirements, need for additional capital, financing our future cash needs, costs, expenses, revenues, capital resources, cash flows, financial performance, profitability, tax obligations, liquidity, growth, contractual obligations, the period of time our cash resources and collaboration funding will fund our current operating plan, internal control over financial reporting and remediation of any deficiencies, and disclosure controls and procedures;

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

Any or all of these forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. These forward-looking statements involve risks and uncertainties, including those that are described in Part I, Item 1A. Risk Factors included in this Annual Report and elsewhere in this Annual Report on Form 10-K, that could cause our actual results, financial condition, performance or achievements to be materially different from those indicated in these forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason. Unless otherwise stated, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

AURYXIA®, AKEBIA® Therapeutics and their associated logos are trademarks of Akebia and/or its affiliates. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. All website addresses given in this Annual Report on Form 10-K are for information only and are not intended to be an active link or to incorporate any website information into this document.

PART I

Item 1.	Business

Overview

We are a biopharmaceutical company focused on the development and commercialization of renal therapeutics for people living with kidney disease.  Our portfolio includes a late-stage product candidate and a commercial product:

•

Vadadustat is an investigational, oral hypoxia-inducible factor prolyl hydroxylase inhibitor, or HIF-PHI, in global Phase 3 development for two indications: (1) anemia due to chronic kidney disease, or CKD, in adult patients on dialysis, or DD-CKD, and (2) anemia due to CKD in adult patients not on dialysis, or NDD-CKD. We believe vadadustat has the potential to set a new oral standard of care for patients with anemia due to CKD, subject to regulatory approval. Vadadustat is designed to mimic the physiologic effect of altitude on oxygen availability. At higher altitudes, the body responds to lower oxygen availability with stabilization of hypoxia-inducible factor, or HIF, which can lead to red blood cell, or RBC, production and improved oxygen delivery to tissues.

•

Auryxia® (ferric citrate) is approved and marketed in the United States for two indications: (1) the control of serum phosphorus levels in adult patients with DD-CKD, or the Hyperphosphatemia Indication, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with NDD-CKD, or the IDA Indication. Ferric citrate is also approved and marketed in Japan as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, under the trade name Riona® (ferric citrate hydrate).

If the results of our global Phase 3 studies for vadadustat are positive, we plan to file for regulatory approval in the United States and other regions. In connection with our plan to file for regulatory approval for vadadustat in the United States, we entered into a letter agreement on February 14, 2020, or the Letter Agreement, with Vifor (International) Ltd., or Vifor Pharma, relating to Vifor Pharma’s agreement with a third party to purchase a Priority Review Voucher, or the PRV, issued by the U.S. Food and Drug Administration, or FDA, subject to satisfaction of customary closing conditions, or the PRV Purchase. A PRV entitles the holder to priority review of a New Drug Application, or NDA, or a Biologics License Application for a new drug, which reduces the target FDA review time to six months after official acceptance of the submission, and could lead to expedited approval. Pursuant to the Letter Agreement, we will pay Vifor Pharma $10.0 million within fifteen business days after the closing of the PRV Purchase. Vifor Pharma is obligated to retain all rights to, and maintain the validity of, the PRV until we and Vifor Pharma (a) enter into a definitive agreement setting forth the financial and other terms by which Vifor Pharma will assign the PRV to us for use with our planned NDA for vadadustat for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD patients, or (b) make a mutual decision to sell the PRV and share the proceeds based on certain terms.

We plan to commercialize vadadustat, subject to FDA approval, in the United States with our existing nephrology-focused commercial organization, while also leveraging our collaboration with Otsuka Pharmaceutical Co. Ltd., or Otsuka, and its U.S. commercial organization. We also granted Otsuka exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. In Japan and certain other countries in Asia, we granted Mitsubishi Tanabe Pharma Corporation, or MTPC, exclusive rights to commercialize vadadustat, subject to marketing approvals. In addition, we granted Vifor Pharma an exclusive license to sell vadadustat solely to Fresenius Kidney Care Group LLC, or FKC, which manages approximately 40% of the dialysis patients in the United States, at its U.S. dialysis clinics, and to certain third party dialysis organizations in the United States, approved by us, or Third Party Dialysis Organizations, which account for up to an additional 20% of the dialysis market in the United States. The license granted to Vifor Pharma would be effective upon FDA approval of vadadustat in the DD-CKD indication, the earlier of a determination by the Centers for Medicare & Medicaid Services, or CMS, that vadadustat will be included in Medicare’s bundled reimbursement model or that vadadustat will be reimbursed using the Transitional Drug Add-On Payment Adjustment, or TDAPA, and a milestone payment by Vifor Pharma.

We market Auryxia in the United States with our well-established, nephrology-focused commercial organization. Our Japanese sublicensee, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona in Japan.

We were incorporated in 2007 under the laws of the State of Delaware. On December 12, 2018, we completed a merger, or the Merger, with Keryx Biopharmaceuticals, Inc., or Keryx, combining a nephrology-focused commercial organization with our robust development organization. Following the Merger, Keryx is our wholly owned subsidiary, and we are integrating our business and Keryx’s business with the goal of positioning Akebia to realize the potential growth opportunities and synergies from the Merger.

Strategy

Our mission and our culture are centered around the goal of improving the lives of people impacted by kidney disease, through the discovery, development and commercialization of innovative therapeutics. Our strategy is to execute on the following initiatives, which we believe will create significant market opportunities for us:

•

Complete the global clinical development of and successfully commercialize vadadustat for the treatment of anemia due to CKD. We believe vadadustat has the potential to address limitations of injectable erythropoiesis-stimulating agents, or ESAs, and set a new oral standard of care for the treatment of anemia due to CKD, subject to regulatory approval. We are conducting a global Phase 3 clinical development program for vadadustat. Our collaboration partner, MTPC, recently completed its Phase 3 clinical development program for vadadustat in Japan and submitted a Japanese New Drug Application, or JNDA, in the third quarter of 2019 for the treatment of anemia due to CKD. We expect to read out top line data from our global Phase 3 studies beginning with INNO2VATE in the second quarter of 2020, and then PRO2TECT in mid-2020. If these results are positive, we believe that these studies will support filings for regulatory approval in the United States and other regions. We believe we are well positioned to commercialize vadadustat in the United States with our nephrology-focused commercial team, as well as our partnership with Otsuka, and through our agreement with Vifor Pharma, subject to FDA approval. We plan to support Otsuka’s and MTPC’s commercialization of vadadustat in Europe, Japan and certain other markets, subject to regulatory approvals. We retain full commercial rights to vadadustat in Latin America, allowing us maximum flexibility in the region.

•

Grow adoption of Auryxia within its approved indications. We aim to continue to use our nephrology-focused commercial organization to increase awareness, demand and adoption for Auryxia for its approved indications with key stakeholders including nephrologists, third-party payors, dialysis organizations, patients and their families. We also believe that reinstating Medicare coverage of Auryxia for the IDA Indication would allow for greater adoption of Auryxia in both of its approved indications.  See Part I, Item 3. Legal Proceedings for further information with respect to our efforts.

•

Leverage Auryxia as a clinical catalyst and commercial beachhead for vadadustat, in CKD. In addition to bringing meaningful clinical benefits to patients, Auryxia provides strategic value to Akebia by allowing us to leverage our existing nephrology-focused commercial footprint and deepen key customer and prescriber relationships that we believe will be important for the future commercialization of vadadustat, if approved, and other potential future renal products.

•

Expand our pipeline and portfolio of renal therapeutics to advance care for people living with kidney disease. We aim to add to our pipeline and portfolio of renal therapeutics through internal discovery and development, and through strategic transactions, such as in-licenses, collaborations and acquisitions. Our pipeline and portfolio expansion efforts will be guided by our purpose to improve the lives of people impacted by kidney disease.

Our management team has extensive experience in developing and commercializing drugs for the treatment of renal and metabolic disorders, a deep understanding of the renal space and biological pathways involved in kidney disease including HIF biology and iron metabolism, and broad business development expertise. With this management team, fully integrated capabilities spanning research, manufacturing, development and commercialization, a commercial revenue stream and a strong balance sheet, we are well positioned to execute on our strategy.

Background on Kidney Disease

Kidney disease is an area of major unmet need globally, driving massive healthcare costs and with a generally poor prognosis: eventually many patients will progress to a stage where they are dependent on dialysis, with high morbidity and a significant increase in mortality rate.

Kidney disease can be caused by a number of distinct and concomitant factors, including cardiometabolic disorders (primarily diabetes and hypertension), genetic kidney diseases, autoimmune disorders, and aging. Given the prevalence and growth rates of these various underlying conditions, kidney disease prevalence is expected to continue to increase globally. In the United States, chronic kidney disease significantly impacts the U.S. healthcare system, affecting about 37 million patients and costing Medicare over $120 billion annually in 2017 for treating Medicare beneficiaries with CKD of end-stage renal disease. The U.S. Department of Health and Human Services has recognized the national pandemic and partnered with the American Society of Nephrology to found the KidneyX Innovation Accelerator, a public-private partnership to improve the lives of the 850 million people worldwide currently affected by kidney diseases by accelerating innovation in the prevention, diagnosis and treatment of kidney diseases.

Most of the conditions covered by the term “kidney disease” may lead to dependence on dialysis or kidney transplant for survival, causing renal failure, directly or indirectly, by accelerating the onset of CKD. Dependence on dialysis is associated with a significant increase in mortality and hospitalizations, and a significant reduction in quality of life for patients. There is a clear need to improve the clinical and quality of life outcomes for people living with kidney disease. It is our vision, in time, to provide or contribute to better alternatives that improve the lives of people impacted by kidney disease.

As a first step towards our vision, we aim to advance care for patients with CKD, which is the current focus of our pipeline and portfolio of approved indications.

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

Stages and Prevalence of Chronic Kidney Disease in the United States

Stage	Description	GFR (mL/min/1.73m2)[a]	U.S. Prevalence Rates[b,c]	Estimated Number of U.S. Patients (millions)[d,e]
1	Kidney damage with normal or increased GFR	≥90	4.6%	11.2
2	Kidney damage with mildly decreased GFR	60-89	3.0%	7.3
3	Moderately decreased GFR	30-59	6.7%	16.4
4	Severely decreased GFR	15-29	0.4%	1.0
5	Kidney failure (includes non dialysis, dialysis and transplant)	<15 (or dialysis)	0.3% (calculated)	0.7

Sources:

[a]	GFR categories defined in the August 2012 Kidney Disease Improving Global Outcomes Clinical Practice Guideline for Anemia in Chronic Kidney Disease, p. vii.
[b]	U.S. Prevalence Rates for Stages 1-4 based on averages of data from 2011-2012, 2013-2014, and 2015-2016, CDC CKD Surveillance System, National Health and Nutrition Examination Survey, or NHANES.
[c]

U.S. Prevalence Rate for Stage 5 is based on a calculation using estimated number of U.S. patients with ESRD from 2018 U.S. Renal Data System Annual Report, as set forth in this table, and U.S. population data for people 20 years and older from www.census.gov.

[d]

Estimated Number of U.S. Patients for Stages 1-4 based on the 2018 U.S. Prevalence rates, as set forth in this table, as applied by Akebia to U.S. population data for people 20 years and older from www.census.gov.

[e]	Estimated Number of U.S. End-Stage Renal Disease Patients from 2018 U.S. Renal Data System Annual Report.

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

Anemia, or low hemoglobin/red blood count, in patients with CKD most commonly arises from two etiologies:

1.

Anemia due to CKD: results from inadequate levels of EPO, a protein hormone synthesized by specialized cells in the kidney that stimulates production of red blood cells in the bone marrow. As renal function declines, the body progressively loses the ability to produce endogenous EPO; and

2.	IDA: results from low levels of iron due to abnormal iron absorption and utilization in patients with CKD.

Anemia due to CKD in NDD-CKD and DD-CKD patients are the two indications being investigated in Phase 3 clinical trials for vadadustat, and IDA in adult patients with NDD-CKD is an FDA-approved indication for Auryxia.

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

DD-CKD patients receive treatment for the various complications of CKD including anemia and hyperphosphatemia. Given the concentration of dialysis clinics in large networks, with DaVita and Fresenius Kidney Care accounting for a vast majority of the dialysis population in the United States, treatment is usually driven by medical protocols that are rolled out across the entire network of clinics. These protocols are informed by very large data sets and when updated, result in rapid change applicable to large segments of the patient population.  This is particularly true of medications covered under the End Stage Renal Disease, or ESRD, Prospective Payment System, or PPS, in Medicare, or the ESRD Bundle, a payment structure with a flat base rate per dialysis session adjusted for individual patient and facility characteristics. Dialysis-related drugs are included in the ESRD Bundle if they fall into functional categories such as anemia management and bone and mineral metabolism, except that oral-only drugs are exempted from inclusion until 2025.  In a final ESRD PPS rule published in November 2018, CMS confirmed that it will expand the Transitional Drug Add-On Payment Adjustment, or TDAPA, to all new dialysis drugs approved by the FDA after January 1, 2020.  The TDAPA will provide separate payment for new drugs for two years based on the drug’s Average Sales Price, ASP, that will be added to the base rate in order to facilitate the adoption of innovative therapies. Although there are several details that need clarification, the rule provides support for our assumption that new anemia treatments, including the HIF-PHI class, will be included in the ESRD Bundle and will be eligible for separate payment initially under TDAPA.

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

Vadadustat

Overview

Vadadustat is an investigational oral HIF-PHI product candidate in global Phase 3 development for two indications: anemia due to CKD in adult patients with DD-CKD, and anemia due to CKD in adult patients with NDD-CKD. We believe vadadustat has the potential to set a new oral standard of care for patients with anemia due to CKD, subject to regulatory approval. Vadadustat is designed to mimic the physiologic effect of altitude on oxygen availability. At higher altitudes, the body responds to lower oxygen availability with stabilization of HIF, which can lead to RBC production and, improved oxygen delivery to tissues. The significance of the HIF pathway was recognized by the 2019 Nobel Prize and the 2016 Albert Lasker Basic Medical Research Award, which honored the three physician-scientists who discovered the HIF pathway and elucidated this primary oxygen sensing mechanism that is essential for survival.

Market Opportunity

Anemia due to Chronic Kidney Disease

Anemia is common in patients with CKD, and its prevalence increases with disease progression.  Anemia due to CKD results from inadequate EPO levels, which negatively affect RBC production. Left untreated, anemia accelerates overall deterioration of patient health with increased morbidity and mortality. Based on third party prevalence data and company estimates, approximately 37 million people in the United States have CKD and approximately 5.7 million of these individuals suffer from anemia. The current standard of care for anemia due to CKD is treatment by injectable recombinant human ESAs, such as EPOGEN® (epoetin alfa) and Aranesp® (darbepoetin alfa), or blood transfusion. Based on publicly available information on ESA sales and market data compiled by a third-party vendor, global sales of injectable ESAs for all uses were estimated to be approximately $6.1 billion in 2018. The vast majority of these sales are believed to have been for the treatment of anemia due to CKD.

When administered to a patient, injectable ESAs provide supraphysiological levels of exogenous EPO to stimulate production of RBCs. While injectable ESAs can be effective in raising hemoglobin levels, they have the potential to cause significant side effects, and need to be injected subcutaneously or intravenously. In particular, injectable ESAs may lead to thrombosis, stroke, myocardial infarction and death. While these safety concerns, which became evident starting in 2006, have led to a significant reduction in the use of injectable ESAs, injectable ESAs remain the current standard of care for both NDD-CKD and DD-CKD patients with anemia.

NDD-CKD Market

Data from the U.S. Renal Data System, or USRDS, 2015 Annual Data Report indicate that the collective injectable ESA treatment rate in NDD-CKD patients in the United States decreased by approximately half from 2009 to 2013. As a result of the safety concerns associated with ESAs, today, a high proportion of NDD-CKD patients with anemia are either not treated or inadequately treated despite having low hemoglobin levels. In contrast to treatment with ESAs, we believe vadadustat, subject to regulatory approval, has the potential to expand the number of NDD-CKD patients receiving treatment by offering an alternative oral treatment for anemia due to CKD with a differentiated safety profile.

DD-CKD Market

According to the USRDS 2019 Annual Data Report, there were approximately 524,000 patients in the United States on dialysis in 2017, of which 88% were on in-center hemodialysis and the remainder on peritoneal or home hemodialysis. ESAs are given to approximately 90% of in-center hemodialysis patients and 75% of peritoneal dialysis patients.

There is an unmet need for treatment options for patients with anemia due to CKD that offer a differentiated and/or improved safety profile, and such agents would have significant market potential.

Vadadustat Has the Potential to Set a New Oral Standard of Care

We believe that, based on the HIF-PHI mechanism of action and clinical data to date, vadadustat has the potential to set a new oral standard of care for the treatment of anemia due to CKD within both the NDD and DD markets. Below is a summary of the key clinical findings; further details are included below.

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

•

Vadadustat significantly increased and maintained hemoglobin levels. Our Phase 2 studies in CKD subjects with anemia demonstrated that vadadustat significantly increased and/or maintained hemoglobin levels. In addition and more recently, our partner, MTPC’s, Phase 3 studies in Japanese NDD-CKD and DD-CKD patients with anemia due to CKD further demonstrated the durability of vadadustat with data that showed that vadadustat’s effect on hemoglobin was sustained through to 52 weeks comparable to the control arm, darbepoetin alfa.

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

Based on this and other data, we believe vadadustat has the potential to be a treatment for anemia due to CKD with a differentiated safety profile compared with the current standard of care, injectable ESAs, by:

•	stimulating erythropoiesis and avoiding supraphysiologic EPO levels;
•	increasing hemoglobin in a predictable and controlled manner; and
•	minimizing hemoglobin excursions and cycling.

Based upon these key characteristics, we believe vadadustat has the potential to possibly reduce the risk of cardiovascular and thrombotic events associated with injectable ESAs. The efficacy of vadadustat in raising/maintaining hemoglobin levels within a target range, and the cardiovascular safety of vadadustat as compared with darbepoetin alfa, an injectable ESA, is being assessed in our global Phase 3 clinical program for vadadustat.

Vadadustat Clinical Development Program

We believe vadadustat has the potential to address limitations of injectable ESAs and set a new oral standard of care for the treatment of anemia due to CKD, subject to regulatory approval. We are conducting a global Phase 3 clinical development program for vadadustat, and our collaboration partner, MTPC, recently completed its Phase 3 clinical development program for vadadustat in Japan and submitted a JNDA in the third quarter of 2019 for vadadustat for the treatment of anemia due to CKD. We expect top line data from our global Phase 3 programs, INNO2VATE and PRO2TECT, to read out in the second quarter of 2020 and mid-2020, respectively. If the trial results are positive, we believe these studies will support filings for regulatory approval in the United States and other regions.

Vadadustat Global Phase 3 Clinical Program

We are conducting a global Phase 3 clinical development program for vadadustat which includes two separate programs called INNO2VATE and PRO2TECT. INNO2VATE studies vadadustat in DD-CKD patients with anemia due to CKD in two separate studies and PRO2TECT studies vadadustat in NDD-CKD patients with anemia due to CKD in two separate studies. Combined, we enrolled approximately 7,500 patients in these studies and are evaluating once daily oral dosing of vadadustat against an injectable ESA active comparator, darbepoetin alfa.

In August 2016, the first patient was dosed in INNO2VATE. We completed enrollment in the larger of the two INNO2VATE studies, which enrolled 3,554 patients, in February 2019, and we completed enrollment in the smaller INNO2VATE study, which enrolled 369 patients, in April 2019. We anticipate reporting top-line data for the INNO2VATE studies in the second quarter of 2020.

The first patient was dosed in PRO2TECT in December 2015. We completed enrollment of PRO2TECT correction and conversion studies, which enrolled 1,761 and 1,752 patients, respectively, in August 2019. We anticipate reporting top-line data for the PRO2TECT studies in mid-2020.

In both the PRO2TECT and INNO2VATE Phase 3 programs, the primary efficacy endpoint of each program is the mean change in hemoglobin between baseline and the primary evaluation period. Non-inferiority, or NI, is achieved if the lower bound of the 95% confidence interval for the between-group difference of the mean hemoglobin change does not fall below the pre-specified NI margin. Both the PRO2TECT and INNO2VATE programs include the primary safety endpoint of the assessment of major adverse cardiovascular events, or MACE, with a comparison of vadadustat to darbepoetin alfa. MACE is defined as the composite endpoint of all-cause mortality, non-fatal myocardial infarction, or non-fatal stroke. The primary analysis for each program is based on the combined MACE events from the two Phase 3 studies in each program (PRO2TECT and INNO2VATE). NI is achieved if the upper bound of the 95% confidence interval for the hazard ratio of vadadustat to darbepoetin alfa does not exceed the pre-specified NI margin. We have prospectively defined and agreed to non-inferiority margins with the United States and European regulatory authorities and have agreed with the United States regulatory authorities on the key components of our statistical analysis plan.

In addition to our Phase 3 clinical development program, we are conducting a Phase 2 clinical study of vadadustat, FO2RWARD-2, evaluating a modified approach to once-daily and three-times weekly dosing, including assessment of a vadadustat starting dose based on an individual’s pre-conversion ESA dose prior to study entry and higher titration doses of vadadustat (750 mg and 900 mg). We believe data from this and other studies could support registration of the modified approach to once daily dosing and supplemental registration of three times weekly dosing, and further strengthen our potential commercial position if vadadustat is approved for marketing.

We completed a series of clinical drug-drug interaction studies largely focusing on transporter pathways evaluating vadadustat as a victim (using probe inhibitors) or perpetrator (using probe substrates) of drug interactions. No meaningful drug interactions were observed with atorvastatin (P-gp/OATP1B1 substrate), pravastatin (OATP1B1/1B3 substrate), digoxin (P-gp substrate), furosemide (OAT1/OAT3 substrate), adefovir (OAT1 substrate), cyclosporine (P-gp/BCRP/OATP inhibitor), probenecid (OAT3 and UGT inhibitor), or rabeprazole (gastric acid-reducing agent). With concomitant administration of vadadustat, a mild-to-moderate interaction was observed with simvastatin (OATP1B1/B3 substrate), and moderate drug interactions were observed with rosuvastatin (BCRP/OATP1B1/1B3 substrate), ferrous sulfate, and sulfasalazine (BCRP substrate). In addition, in vitro drug-drug interaction studies demonstrated a very low risk of vadadustat for drug interactions due to alteration of metabolic enzyme activities, i.e. cytochrome P450 or UDP-glucuronosyltransferase isoforms. No clinical drug-interaction was observed with celecoxib (CYP2C9).

MTPC’s Phase 3 Clinical Program of Vadadustat in Japan

On March 12, 2019 and November 9, 2019, we announced positive top-line results from two Phase 3 active-controlled pivotal studies evaluating vadadustat in Japanese subjects with anemia due to CKD (J01 and J03 Studies). These studies were conducted by our development and commercialization collaboration partner in Japan, MTPC. Each study, one in NDD-CKD patients and one in DD-CKD patients, met its primary endpoint. In addition, results from two Phase 3 single-arm studies conducted by MTPC in peritoneal dialysis patients and DD-CKD patients (J02 and J04 Studies) further support vadadustat’s potential in these indications. MTPC submitted a JNDA in the third quarter of 2019 for vadadustat for the treatment of anemia due to CKD.

The Phase 3 randomized, open-label, active-controlled correction and conversion study (J01 Study) assessed the efficacy and safety of vadadustat compared to darbepoetin alfa in 304 Japanese NDD-CKD patients with anemia, with a treatment duration of 52 weeks. Data from the planned analysis at 24 weeks were announced in March 2019 and showed that the study met its primary endpoint: The difference in mean hemoglobin (Hb) was -0.26 g/dL (95% CI -0.50, -0.02 g/dL), achieving the pre-specified non-inferiority criterion of -0.75 g/dL. The mean Hb level at week 20 and week 24 were 11.66 g/dL (95% CI 11.49, 11.84 g/dL) for vadadustat-treated subjects compared to 11.93 g/dL (95% CI 11.76, 12.10 g/dL) for darbepoetin alfa-treated subjects. The mean Hb level at week 52 was 11.51 g/dL (95% CI 11.35, 11.67 g/dL) for vadadustat-treated subjects compared to 11.58 g/dL (95% CI 11.43, 11.74 g/dL) for darbepoetin alfa-treated subjects. The incidence of adverse events, or AEs, was 90.1% in the vadadustat-treated group compared to 92.2% in the darbepoetin alfa-treated group. The top three most common AEs reported in vadadustat-treated subjects were nasopharyngitis (24.5%), diarrhea (11.9%), and constipation (9.3%). The incidence of serious adverse events, or SAEs, was 27.8% in the vadadustat-treated group compared to 32.0% in the darbepoetin alfa-treated group; no SAE was considered related to study drug. No deaths were reported in the vadadustat-treated group.

The Phase 3 randomized, double-blind, active-controlled conversion study (J03 Study) assessed the efficacy and safety of vadadustat compared to darbepoetin alfa in 323 Japanese DD-CKD patients with anemia who had been receiving ESA therapy prior to study screening, with a treatment duration of 52 weeks. Data from the planned analysis at 24 weeks were announced in March 2019 and showed that the study met its primary endpoint: The difference in mean Hb was -0.05 g/dL (95% CI -0.26, 0.17 g/dL), achieving the pre-specified non-inferiority criterion of -0.75 g/dL. The mean Hb level at week 20 and week 24 at 10.61 g/dL (95% CI 10.45, 10.76 g/dL) for vadadustat-treated subjects compared to 10.65 g/dL (95% CI 10.50, 10.80 g/dL) for darbepoetin alfa-treated subjects. The mean Hb level at week 52 was 10.39 g/dL (95% CI 10.24, 10.54 g/dL) for vadadustat-treated subjects compared to 10.62 g/dL (95% CI 10.48, 10.76 g/dL) for darbepoetin alfa-treated subjects. The incidence of AEs was 95.1% in the vadadustat-treated group compared to 98.1% in the darbepoetin alfa-treated group. The top three most common AEs reported in vadadustat-treated subjects were nasopharyngitis (45.7%), diarrhea (15.4%), and shunt stenosis (14.2%). The incidence of SAEs was 25.3% in the vadadustat-treated group compared to 27.3% in the darbepoetin alfa-treated group; no SAE was considered related to study drug. There were two deaths reported in the vadadustat-treated group and one death in the darbepoetin alfa-treated group and all three were assessed as not related to either vadadustat or darbepoetin alfa.

Vadadustat Phase 1 and Phase 2 Studies

To date, we have completed twenty-four Phase 1 and Phase 2 studies of vadadustat. Findings from three Phase 2 studies demonstrated that vadadustat administered daily raised and/or maintained hemoglobin levels within a target range and improved markers of iron mobilization to support erythropoiesis in CKD patients. The range of doses used in these Phase 2 studies had been previously shown, in Phase 1 studies of healthy volunteers, to stimulate endogenous EPO production while avoiding supraphysiologic EPO levels. The results from one completed Phase 1 and two Phase 2 of these studies are summarized below.

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

Phase 2b Study in Non-Dialysis CKD Subjects (CI-0007)

We completed a multi-center Phase 2b study of vadadustat in NDD-CKD patients with anemia. This double-blind, randomized, placebo-controlled study evaluated the efficacy and safety of vadadustat over 20 weeks of dosing in 210 patients (138 vadadustat and 72 placebo) with CKD Stages 3 to 5. Patients were enrolled into one of three groups: (1) injectable ESA naïve with hemoglobin ≤10.5 g/dL, (2) previously treated with injectable ESA with hemoglobin ≤10.5 g/dL, or (3) actively treated with injectable ESA with hemoglobin ≥9.5 and ≤12.0 g/dL, and were randomized at a ratio of 2 to 1 to once daily vadadustat or placebo. The primary endpoint was the percentage of patients with either a mean hemoglobin of ≥11.0 g/dL or an increase in hemoglobin by ≥1.2 g/dL from baseline. A protocol-defined dose adjustment algorithm was used to achieve the primary endpoint and to minimize hemoglobin excursions ≥13 g/dL.

The average age of patients was 66 years; 78% of patients had diabetes mellitus; and the mean estimated GFR was 25 mL/min/1.73m2. 54.9% of vadadustat treated patients compared to 10.3% of placebo treated patients met the primary endpoint (p=0.0001). Only 4.3% of patients in the vadadustat group had any hemoglobin excursion ≥13.0 g/dL. Between Groups 1 and 2 (the two correction cohorts; ESA-naïve and ESA previously treated), mean Hb increased significantly in the vadadustat group from pre-dose average to end-of-study average (Week 19/20). In Group 3 (conversion cohorts; ESA actively treated), placebo treated patients experienced a decline in the mean hemoglobin within the first two weeks, whereas patients randomized to vadadustat maintained a stable hemoglobin throughout the study.

Increases in hemoglobin in the vadadustat group were preceded by an increase in reticulocytes and accompanied by an increase in total iron binding capacity and a decrease in serum hepcidin and ferritin. There was no difference between the vadadustat and placebo groups in vascular endothelial growth factor, or VEGF, levels during the study.

A similar percentage of patients experienced an AE in the vadadustat and placebo treatment groups (vadadustat 74.6% vs. placebo 73.6%); however, the frequency of certain AEs - diarrhea, nausea, hypertension and hyperkalemia - was greater in the vadadustat arm compared to placebo. In the vadadustat arm, a higher number of patients reported SAEs of acute and chronic renal failure compared to placebo (9.4% vs. 2.8%, respectively); however, none was considered drug-related by the investigator. The percentage of patients who had an SAE resulting in dialysis initiation, considered to be a more objective measure of the severity of renal disease, was comparable between vadadustat and placebo groups (8.0% versus 9.7%, respectively) and the number of patients who discontinued from the study due to AEs of worsening CKD requiring dialysis was also comparable between the vadadustat (4.3%) and placebo (5.6%) groups.  One subject with multiple co-morbidities and concomitant medications, including chlorthalidone, had an SAE of liver function test, or LFT, abnormal, considered a case of drug-induced liver injury meeting the biochemical criteria of Hy’s Law, which was assessed as probably related to vadadustat. This subject made a complete recovery after vadadustat was discontinued. There were three deaths in vadadustat-treated patients of which two cardiovascular deaths were considered to be unrelated to vadadustat and one death was attributed to myocardial ischemic and considered by the investigator to be possibly related to vadadustat; no autopsy was performed. There were no deaths in the placebo group.

In summary, vadadustat achieved the desired outcomes of raising and maintaining hemoglobin and increasing iron mobilization, while minimizing hemoglobin excursions ≥13 g/dL. Pergola et al published the results of this study in Kidney International 2016.

Phase 2 Study in Dialysis-Dependent CKD Patients (CI-0011)

We completed a multi-center, open-label, 16-week study to assess the hemoglobin response, safety, and tolerability of vadadustat in DD-CKD patients. The study enrolled 94 hemodialysis patients with baseline hemoglobin levels of 9-12 g/dL, who were maintained on injectable ESAs prior to study entry. Patients were converted from injectable ESA to vadadustat, and assigned to one of three dose cohorts: 300 mg once daily; 450 mg once daily; or 450 mg three-times weekly. For each dose cohort, the average hemoglobin level at study entry was compared to the average hemoglobin level at weeks 7 and 8, and to the average hemoglobin level at weeks 15 and 16. To evaluate hemoglobin response to each of the dose regimens, during the first eight weeks of this study, patients were to remain on the prescribed starting dose, or decreased if necessary to control hemoglobin in the target range. Beginning at week 8, the dose of vadadustat could be increased or decreased to maintain hemoglobin levels as needed. Intravenous iron use was allowed.

The underlying demographics and profiles of these CKD patients were well-balanced across the three cohorts, and reflective of the United States DD-CKD population as reported in the literature. Average age was 58 years, with an average time on dialysis of 4.6 years. The most common cause of end-stage renal disease was diabetes mellitus and/or hypertension. Baseline hemoglobin levels were similar at 10.4-10.6 g/dL in all three cohorts and the serum ferritin levels indicated that the patients were iron replete at study entry and throughout the study.

For patients in all three dosing cohorts (converted from ESA) who completed the study, the primary endpoint of maintaining stable mean hemoglobin levels over 16 weeks was achieved. In the sensitivity analysis using last observation carried forward to account for early discontinuations, mean Hb levels remained stable in the 300 mg daily dose cohort and modest declines were observed in the 450 mg daily and 450 mg three-times weekly dose cohorts. Post-hoc analyses indicated that baseline pre-conversion ESA dose was inversely associated with mean change in hemoglobin. Consistent with previous studies, all three starting dose regimens suggested an improvement in iron mobilization, as reflected by increases in total iron binding capacity and serum iron, and decreases in serum ferritin and hepcidin levels. Only one subject in the 300 mg once daily cohort had a single hemoglobin excursion to 13.1 g/dL.

These data support further development of vadadustat daily dosing to assess its long-term safety and efficacy in patients on hemodialysis. These data also support further investigation of three times weekly dosing of vadadustat.

Adverse events were balanced across the three cohorts with 83% of patients with at least one AE. There were no discernible trends in the frequency of AEs or SAEs by dose cohort. The most frequently reported AEs were nausea and diarrhea, 11.7% and 10.6%, respectively, with no apparent dose relationship. The majority of AEs were mild or moderate in severity. SAEs were reported in 13 patients, or 13.8%, including two patients with acute myocardial infarction considered not related to vadadustat by the investigator. No SAEs were reported as related to vadadustat and no deaths occurred during the study. Haase et al published the results of this study in Nephrology Dialysis Transplantation 2018.

Commercialization

We are in the process of preparing for a potential commercial launch of vadadustat in Japan, the United States and certain other markets. Our ability to launch vadadustat in the United States is dependent on the successful outcome of our global Phase 3 program, the successful filing and defense of an NDA, and approval by the FDA and other regulatory authorities.

We plan to commercialize vadadustat, subject to FDA approval, in the United States with our well-established, nephrology-focused commercial organization, while leveraging our collaboration with Otsuka and its U.S. nephrology commercial organization. We also granted Otsuka exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. In Japan and certain other countries in Asia, we granted MTPC exclusive rights to commercialize vadadustat, subject to marketing approvals. In addition, we granted Vifor Pharma an exclusive license to sell vadadustat to FKC and Third Party Dialysis Organizations, which combined manage up to approximately 60% of the dialysis patients in the United States, which would be effective upon FDA approval of vadadustat, vadadustat’s reimbursement under a bundled reimbursement model or that vadadustat will be reimbursed using the TDAPA, and a milestone payment by Vifor Pharma. During the term of the license agreement, Vifor Pharma is not permitted to sell any HIF product that competes with vadadustat in the United States to FKC or its affiliates or to any Third Party Dialysis Organization, and we may not directly supply vadadustat to FKC or any other affiliate of FMCNA or any Third Party Dialysis Organization. For more information about our license, collaboration and strategic agreements relating to vadadustat, see Part I, Item 1. Business – License, Collaboration and Other Strategic Agreements – Vadadustat.

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

In January 2014, our Japanese sublicensee, JT, received approval from the Japanese Ministry of Health, Labour and Welfare to market ferric citrate hydrate in Japan under the trade name Riona as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and was commercially launched in Japan shortly thereafter. In July 2019, JT, and its subsidiary, Torii, reported positive top-line results from a pivotal Phase 3 comparative study evaluating Riona for the treatment of IDA in adult patients in Japan. Upon successful completion of its Phase 3 program, JT and Torii stated that they expect to file an application for approval of IDA as an additional indication for Riona in Japan.

In September 2015, we received approval to market ferric citrate in the European Union under the tradename Fexeric. Pursuant to the sunset clause under EU law, the European Commission’s approval of Fexeric in the EU was contingent on, among other things, our commencing marketing of Fexeric within three years; although we successfully negotiated an extension to December 23, 2019, we did not commence marketing Fexeric by such date and therefore the Fexeric approval in the EU has ceased to be valid.

We have licensed and sublicensed certain intellectual property rights covering Auryxia from Panion & BF Biotech, Inc., or Panion. For more information regarding our intellectual property rights to Auryxia and our license agreement with Panion see Part I, Item 1. Business – Intellectual Property – Auryxia and Part I, Item 1. Business - License, Collaboration and Other Strategic Agreements – License Agreement with Panion & BF Biotech, Inc. We have received Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet), with the first having been received on October 31, 2018. We have filed certain complaints for patent infringement relating to such ANDAs, and have entered into a settlement and license agreement with one such ANDA filer. See Part I, Item 3. Legal Proceedings for further information relating to the ANDAs, lawsuits and settlement.

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

Phosphate binders are the only interventions marketed for the treatment of hyperphosphatemia. According to the USRDS 2019 Annual Data Report, there are approximately 524,000 adult patients in the United States with DD-CKD in 2017, of which approximately 87% were treated with a phosphate binder. Phosphate binders need to be taken with meals and snacks, and it is not uncommon for DD-CKD patients to be prescribed as many as 12 or more phosphate binder pills per day, among other medications. Patients taking phosphate binders also experience gastrointestinal tolerability issues. As a result of the pill burden and tolerability issues associated phosphate binders, prescribed phosphate binders are often intolerable for many patients, leading to lack of treatment adherence and compliance.

In addition, in 2017 approximately 35% of patients treated with a phosphate binder were treated solely with a calcium-based binder, which can lead to side effects such as increased cardiovascular risk, hypercalcemia and gastrointestinal-related adverse events. Due to the risks associated with calcium-based binders, in 2017 Kidney Disease: Improving Global Outcomes, or KDIGO, recommended that clinicians limit the use of calcium-based binders.

Sevelamer and lanthanum-based phosphate binders are other alternatives. Lanthanum is a rare earth element and is minimally absorbed in the gastrointestinal tract. Lower level tissue deposition, particularly in bone and liver, has been observed in animals, however, the long-term, potentially harmful, effects due to the accumulation of lanthanum in these tissues have not been clearly determined.

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

Commercialization

We market Auryxia in the United States through our well-established, nephrology-focused sales force and commercial organization.

Auryxia, as an oral drug, is covered by Medicare only under Part D. We have gained broad access for Auryxia in the United States in both Medicare Part D and commercial channels. Auryxia is currently covered for the Hyperphosphatemia Indication in nine of the ten largest Medicare Part D plans, which provide coverage for approximately 35.8 million people, and the ten largest commercial plans and pharmacy benefit managers in the United States, which provide coverage for approximately 131.0 million people. In September 2018, the Centers for Medicare & Medicaid Services, or CMS, decided that Auryxia would not be covered by Medicare for the IDA Indication. While this decision does not impact CMS coverage of the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use in the Hyperphosphatemia Indication. On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts against CMS and the U.S. Department of Health and Human Services challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the IDA Indication and CMS’s related decision that imposed a prior authorization requirement for Auryxia in the Hyperphosphatemia Indication. See Part I, Item 3. Legal Proceedings for further information.

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

Vadadustat

We currently have redundant supply arrangements in place for the preclinical and clinical supply of vadadustat. We have entered into supply agreements with Esteve Química, S.A. and Patheon Inc. for the manufacture of vadadustat drug substance and drug product, respectively, for commercial use. We intend to put additional supply arrangements in place for commercial manufacturing of vadadustat. We plan to mitigate potential commercial supply risks for vadadustat, if any, through inventory management and redundant manufacturing arrangements for both drug substance and drug product; however, the timing of such arrangements is uncertain and may occur following the launch of vadadustat, if approved.

Vadadustat is a small molecule. The synthesis of vadadustat is reliable and reproducible from starting materials available from multiple sources at commercially relevant scale using no unusual manufacturing equipment. Vadadustat can be formulated into compressed tablets using proprietary processes. As with any supply program, obtaining raw materials and finished drug product of the required quality and quantity cannot be guaranteed and we cannot ensure that we will be successful in this endeavor.

Auryxia

We have established CMO relationships for the supply of Auryxia to help ensure that we will have sufficient material for ongoing commercial sales and clinical trials. The drug substance for Auryxia is supplied by Siegfried Evionnaz SA (two sites) and BioVectra Inc. (one site), pursuant to supply agreements with pricing structured on a per-kilogram basis. Auryxia drug product is supplied by Patheon Manufacturing Services LLC (Thermo Fisher) (three sites) pursuant to a Master Manufacturing Service Agreement with per-bottle pricing structured on a tiered basis, with the price reduced as the product volume increases. These agreements require that we satisfy certain minimum purchase requirements, but we are not obligated to use them as our sole suppliers. For more information about our manufacturing agreements for Auryxia, see Part II, Item 7. Management’s Discussion and Analysis and Note 16 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data.

Our CMOs have other clients and may have other priorities that could affect their ability to perform the work satisfactorily and/or on a timely basis. Both of these occurrences would be beyond our control.

The active pharmaceutical ingredient of Auryxia, ferric citrate, is a small molecule. The synthesis of ferric citrate is reliable and reproducible from starting materials available from multiple sources at commercially relevant scale. Ferric citrate can be formulated into compressed tablets using proprietary manufacturing processes. As with any supply program, obtaining raw materials and finished drug product of the required quality and quantity cannot be guaranteed, and we cannot ensure that we will be successful in this endeavor.

We utilize third parties for the commercial distribution of Auryxia, including wholesale distributors and certain specialty pharmacy providers. We have also engaged Cardinal Health as the exclusive third-party logistics distribution agent for commercial sales of Auryxia.

License, Collaboration and Other Strategic Agreements

Vadadustat

U.S. Collaboration with Otsuka Pharmaceutical Co. Ltd.

On December 18, 2016, we entered into a collaboration and license agreement with Otsuka, or the Otsuka U.S. Agreement, pursuant to which we agreed to co-exclusively collaborate with Otsuka with respect to the development and commercialization of vadadustat in the United States, subject to the approval of vadadustat by the FDA. We continue to lead the ongoing global Phase 3 development program for vadadustat. We and Otsuka will co-commercialize vadadustat in the United States, subject to the approval of vadadustat by the FDA.

Under the terms of the Otsuka U.S. Agreement, Otsuka paid us an upfront payment of $125.0 million and we expect Otsuka to provide additional funding of $266.8 million or more, depending on the actual costs incurred, toward the vadadustat global Phase 3 development program. Due to the costs incurred in completing the activities under the current global development plan exceeding a certain threshold in the second quarter of 2019, we elected to require Otsuka to increase the aggregate percentage of current global development costs it funds under the Otsuka U.S. Agreement and the Otsuka International Agreement, as defined below, from 52.5% to 80%, or the Otsuka Funding Option. The additional funding expected to result from having exercised the Otsuka Funding Option, or the Additional Funding, is fully creditable against future payments due to us under the arrangement, provided that future payments due to us may not be reduced by more than 50% in any calendar year and any remaining creditable amount above 50% in any calendar year will be applied to subsequent future payments until fully credited. We are eligible to receive from Otsuka up to $190.0 million in development and regulatory milestones and up to $575.0 million in specified commercial milestones.

The Otsuka U.S. Agreement establishes a profit share for the commercialization of vadadustat in the United States. The parties will equally share all net sales of vadadustat in the United States, if approved, and generally each party will bear half of all costs in the United States, including medical affairs, commercialization and manufacturing costs.

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

International Collaboration with Otsuka Pharmaceutical Co. Ltd.

On April 25, 2017, we entered into a collaboration and license agreement with Otsuka, or the Otsuka International Agreement, pursuant to which we granted Otsuka an exclusive license for the development and commercialization of vadadustat in certain territory outside the United States. The territory covered by the Otsuka International Agreement includes the European Union, Russia, China, Australia, Canada, the Middle East and certain other countries, or the Otsuka International Territory, but excludes Latin America and previously licensed jurisdictions. Under the Otsuka International Agreement, Otsuka is responsible for certain development activities and commercializing vadadustat in the Otsuka International Territory, while we lead the ongoing global Phase 3 development program. Otsuka will fund a significant percentage of the costs of such global development program regardless of the total actual costs ultimately incurred. We and Otsuka have final decision-making authority with respect to certain matters. Additionally, the parties agreed not to promote, market or sell any competing product in the territory covered by the agreement.

Under the terms of the Otsuka International Agreement, we expect Otsuka to pay us at least $287.2 million, comprised of $73.0 million that was paid upon execution of the Otsuka International Agreement and $214.2 million or more, depending on actual costs incurred, of development funding. In addition, we are eligible to receive from Otsuka up to $132.0 million in development and regulatory milestones and up to $525.0 million in commercial milestones. Otsuka also agreed to make tiered, escalating royalty payments ranging from low double digits up to thirty percent of net sales of vadadustat within the Otsuka International Territory. In limited circumstances, upper tier royalties may be subject to reduction if the supply price charged by us to Otsuka for vadadustat exceeds certain agreed upon thresholds, and royalty payments may also be reduced if a generic product is launched, on a country-by-country basis. Otsuka may elect to conduct additional studies of vadadustat in the European Union, subject to our right to delay such studies based on our objectives outside the Otsuka International Territory. Otsuka will pay a percentage of the costs of any such studies, and we will pay its portion of the costs in the form of a credit against future amounts due to us under the Otsuka International Agreement.

Collaboration with Mitsubishi Tanabe Pharma Corporation

On December 11, 2015, we entered into a collaboration agreement with MTPC, or the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to vadadustat in Japan and certain other Asian countries, or the MTPC Territory. In addition, we will supply vadadustat for both clinical and commercial use in the MTPC Territory, subject to MTPC’s option to manufacture commercial drug product in the MTPC Territory. We plan to enter into a supply agreement with MTPC for the commercial supply of vadadustat prior to commercial launch.

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

Under the terms of the MTPC Agreement, MTPC will make payments to us of up to $245.0 million in the aggregate based on the achievement of certain development, regulatory and sales milestones, as well as tiered double-digit royalty payments of up to 20% on sales of vadadustat in the MTPC Territory, subject to reduction upon launch of a generic product on a country-by-country basis. MTPC is responsible for the costs of the Phase 3 program for vadadustat in Japan and will make no additional funding payments for our global Phase 3 program for vadadustat. Additionally, the development costs of approximately $20.5 million for our Phase 2 studies in Japan were reimbursed to us by MTPC.

In addition, in September 2017 we agreed to provide MTPC with an option to use data from our global Phase 3 vadadustat program to obtain regulatory approval for vadadustat in Japan. If exercised, MTPC would make payments to us of up to $25.0 million.

Vifor Pharma License Agreement

On May 12, 2017, we entered into a License Agreement with Vifor Pharma, or the Vifor Agreement. On April 8, 2019, we entered into an Amended and Restated License Agreement with Vifor Pharma, or the Vifor Amended Agreement, which amends and restates in full the Vifor Agreement, pursuant to which we granted Vifor Pharma an exclusive license to sell vadadustat to FKC, an affiliate of Fresenius Medical Care North America, and to Third Party Dialysis Organizations, in the United States, which would be effective upon the approval of vadadustat for DD-CKD patients by the FDA, inclusion of vadadustat in a bundled reimbursement model or that vadadustat will be reimbursed using the TDAPA, and payment by Vifor Pharma of a $25 million milestone upon the occurrence of these two events. The Vifor Agreement is structured as a profit share arrangement between us and Vifor Pharma in which we will receive a majority of the profit from Vifor Pharma’s sales of vadadustat to FKC and to Third Party Dialysis Organizations in the United States. We will share the milestone payment and the revenue from the profit share with Otsuka pursuant to the Otsuka U.S. Agreement. We retain all rights to commercialize vadadustat for use in the NDD-CKD market and in other dialysis organizations in the United States, which will be done in collaboration with Otsuka if vadadustat is approved by the FDA.

Prior and subject to FDA approval of vadadustat, we and Vifor Pharma plan to enter into a commercial supply agreement for vadadustat pursuant to which we would supply all of Vifor Pharma’s commercial requirements for vadadustat in the United States. In addition, pursuant to the Vifor Agreement, Vifor Pharma will enter into supply agreements that govern the terms pursuant to which Vifor Pharma would supply vadadustat to FKC and Third Party Dialysis Organizations for use in patients at its dialysis centers, subject to FDA approval; however, FKC and the Third Party Dialysis Organizations are not obligated to utilize vadadustat in its clinics. During the term of the Vifor Agreement, Vifor Pharma will not sell to FKC, its affiliates, or Third Party Dialysis Organizations any HIF product that competes with vadadustat in the United States, and we may not directly supply vadadustat to FKC or any other affiliate of FMCNA or any Third Party Dialysis Organization.

Janssen Pharmaceutica NV Research and License Agreement

On February 9, 2017, we entered into a Research and License Agreement, the Janssen Agreement, pursuant to which Janssen granted us an exclusive license under certain intellectual property rights to develop and commercialize worldwide certain HIF-PH-targeted compounds.

Under the terms of the Janssen Agreement, Janssen granted us a license for a three-year research term to conduct research on Janssen’s HIF compound portfolio, which research term is now expired. During the research term, we could designate one or more compounds as candidates for development and commercialization. Once a compound was designated for development and commercialization, we were to be solely responsible for the development and commercialization of the compound worldwide at our own cost and expense.

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

Auryxia

License Agreement with Panion & BF Biotech, Inc.

Prior to the Merger, Keryx entered into a license agreement, or the Panion License Agreement, which was amended from time to time, with Panion & BF Biotech, Inc., or Panion, under which Keryx in-licensed the exclusive worldwide rights, excluding certain Asian-Pacific countries, or the Licensor Territory, for the development and commercialization of ferric citrate.

On April 17, 2019, we and Panion entered into a second amended and restated license agreement, or the Panion Amended License Agreement, which amends and restates in full the Panion License Agreement, effective as of April 17, 2019. The Panion Amended License Agreement provides Keryx with an exclusive license under Panion-owned know-how and patents covering the rights to sublicense, develop, make, use, sell, offer for sale, import and export ferric citrate worldwide, excluding the Licensor Territory. The Panion Amended License Agreement also provides Panion with an exclusive license under Keryx-owned patents covering the rights to sublicense (with our written consent), develop, make, use, sell, offer for sale, import and export ferric citrate in certain countries in the Licensor Territory. Consistent with the Panion License Agreement, under the Panion Amended License Agreement, Panion is eligible to receive from us or any sublicensee royalty payments based on a mid-single digit percentage of sales of ferric citrate in our licensed territories. We are eligible to receive from Panion or any sublicensee royalty payments based on a mid-single digit percentage of net sales of ferric citrate in Panion’s licensed territories.

The Panion Amended License Agreement terminates upon the expiration of each of our and Panion’s obligations to pay royalties thereunder. In addition, we may terminate the Panion Amended License Agreement (i) in its entirety or (ii) with respect to one or more countries in our licensed territory, in either case upon 90 days’ notice. We and Panion also each have the right to terminate the Panion Amended License Agreement upon the occurrence of a material breach of the Panion Amended License Agreement by the other party, subject to certain cure provisions, or certain insolvency events. The Panion Amended License Agreement also provides that, on a country-by-country basis, until the second anniversary of the expiration of our or Panion’s obligation, as applicable, to pay royalties in a country in which such party has ferric citrate for sale on the date of such expiration, neither the other party nor its affiliates will, directly or indirectly, sell, distribute or otherwise commercialize or supply or cause to supply ferric citrate to a third party for sale or distribution in such country. In addition, the Panion Amended License Agreement provides that each of us and Panion has the right, but not the obligation, to conduct litigation against any infringer of certain patent rights under the Panion Amended License Agreement in certain territories.

During the year-ended December 31, 2019, Panion earned $10.2 million in royalty payments relating to the sales of Auryxia in the United States and JT and Torii net sales of Riona in Japan, as we are required to pay a low double-digit percent of sublicense income to Panion under the terms of the license agreement, excluding any income under the JT and Torii sublicense.

Sublicense Agreement with Japan Tobacco Inc. and Torii Pharmaceutical Co., Ltd.

In September 2007, Keryx entered into a Sublicense Agreement with JT and Torii, under which JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate in Japan. Effective June 8, 2009, Keryx entered into an Amended and Restated Sublicense Agreement, which was amended in June 2013, or the Revised Agreement, with JT and Torii.

In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate, which launched in May 2014 and is being marketed in Japan by Torii under the brand name Riona, is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including NDD-CKD and DD-CKD. JT and Torii are currently conducting a Phase 3 clinical program evaluating Riona for the treatment of IDA in adult patients in Japan. JT and Torii have stated that, upon successful completion of its Phase 3 program, they expect to file an application for approval of IDA as an additional indication for Riona in Japan. Under the terms of the Revised Agreement with JT and Torii, we are eligible to receive royalty payments based on a tiered double-digit percentage of net sales of Riona in Japan escalating up to the mid-teens, subject to certain reductions upon expiration or termination of the Panion Amended License Agreement, and may also receive up to an additional $55.0 million upon the achievement of certain annual net sales milestones. In accordance with our revenue recognition policy, royalty revenues are recognized in the quarter that JT and Torii provide their written report and related information to us regarding sales of Riona, which generally will be one quarter following the quarter in which the underlying sales by JT and Torii occurred. We recorded $5.9 million in license revenue related to royalties earned on net sales of Riona in Japan during the twelve months ended December 31, 2019. We record the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of ferric citrate, in the same period as the royalty revenue from JT and Torii is recorded.

The sublicense under the Revised Agreement terminates upon the expiration of all underlying patent rights. Also, JT and Torii may terminate the Revised Agreement with or without cause upon at least six months prior written notice to us. Additionally, either party may terminate the Revised Agreement for cause upon 60 days’ prior written notice after the breach of any uncured material provision of the Revised Agreement, or after certain insolvency events.

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

Individual patents extend for varying periods of time depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for 20 years from the earliest filing date of a United States non-provisional application or an international application filed under the Patent Cooperation Treaty. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, however, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest international filing date. Patent term recapture for loss of term as a result of the regulatory review period is available in some foreign jurisdictions. In the United States, a patent’s term may also be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office, or USPTO, in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier‑filed patent.

Changes in either the patent laws or interpretations of patent laws in the United States and other countries can diminish our ability to protect our inventions and enforce our intellectual property rights. Accordingly, we cannot predict the breadth or enforceability of claims that may be granted in our patents or in third-party patents. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to maintain and solidify our proprietary position for our drugs and technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of the patent applications that we may file or license from third parties will result in the issuance of any patents. The issued patents that we own or license or may receive or acquire in the future may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may be able to independently develop and commercialize similar drugs or duplicate our technology, business model or strategy without infringing our patents. Because of the extensive time required for clinical development and regulatory review of a drug we may develop, it is possible that, before any of our drugs can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent. The patent positions for Auryxia and vadadustat are summarized below.

Vadadustat Patent Portfolio

We hold 11 issued patents covering the composition of matter, polymorph, method of treating anemia, and pharmaceutical compositions of vadadustat in the United States and additional patents issued or pending in many other major jurisdictions worldwide, including Europe, Japan, China, South Korea, Brazil, Mexico, Russia, Israel and India. The expected expiration dates for these patents are between 2027 and 2034 plus any extensions or adjustments of term available under national law.

We also hold patents and patent applications directed to processes for manufacturing vadadustat, dosing regimens, formulations, and various other aspects relating to the treatment of anemia using vadadustat that are expected to expire between 2032 and 2040 exclusive of possible patent term extensions or adjustments.

We have ongoing opposition and invalidity proceedings relating to vadadustat. See Part II, Item 3. Legal Proceedings for further information relating to these matters.

Auryxia Patent Portfolio

Pursuant to Keryx’s license with Panion & BF Biotech, Inc., or Panion, we have the exclusive rights under a series of patents and patent applications to commercialize Auryxia worldwide, excluding certain Asian-Pacific countries. These patents and patent applications include claims directed to compositions of matter, pharmaceutical compositions, methods of treatment, as well as methods for the manufacture of Auryxia.

Keryx’s patent rights include 15 issued U.S. patents listed in the Orange Book covering the composition of matter, method of treating hyperphosphatemia, and pharmaceutical compositions of Auryxia. The expected expiration dates for these patents are between 2020 and 2030 plus any additional patent term extensions that may be available.

Pursuant to the sublicense with our Japanese partner, Japan Tobacco Inc., or JT, and its subsidiary, Torii Pharmaceutical Co. Ltd., or Torii, we have exclusively sublicensed certain Japanese patent rights to JT and Torii. These sublicensed rights include several Japanese patents and pending patent applications with composition of matter claims and methods of use claims covering Riona, the trade name under which JT and Torii market ferric citrate in Japan. The expected expiration dates for these patents and pending patent applications are between 2022 and 2027. To date, to our knowledge, no contested proceedings or third-party claims have been lodged against any of these Japanese patents.

We have received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet), have filed certain complaints for patent infringement relating to such ANDAs, and have entered into a settlement and license agreement with one such ANDA filer. We also have an ongoing appeal regarding an opposition proceeding against a European patent covering Auryxia. See Part II, Item 3. Legal Proceedings for further information relating to these matters.

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

In addition to patent protection, we may utilize orphan drug regulations, pediatric exclusivity or other provisions of the Food, Drug and Cosmetic Act of 1938, as amended, or FDCA, such as new chemical entity exclusivity or new formulation exclusivity, to provide market exclusivity for a drug candidate. In the United States, the FDA has the authority to grant additional data protection for approved drugs where the sponsor conducts specified testing in pediatric or adolescent populations. If granted, this pediatric exclusivity may provide an additional six months which are added to the term of data protection as well as to the term of a relevant patent, to the extent these protections have not already expired. We may also seek to utilize market exclusivities in other territories. We cannot assure that our drug products or any drug candidates we may acquire or in-license, will obtain such orphan drug designation, pediatric exclusivity, new chemical entity exclusivity or any other market exclusivity in the United States, European Union or any other territory, or that we will be the first to receive the respective regulatory approval for such drugs so as to be eligible for any market exclusivity protection.

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

The Hatch-Waxman Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are usually not required to conduct, or submit results of, nonclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

For patents that might expire before a determination regarding patent term extension, the patent owner or its agent may request an interim patent term extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. We have filed for and received interim patent term extension in accordance with 35 U.S.C. § 156(e)(2) for U.S. Patent No. 5,753,706, which currently has an expiration date of February 3, 2021.

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

Vadadustat

If vadadustat is approved and launched commercially, competing branded drugs may include EPOGEN® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the United States and Europe, respectively, and Mircera® (methoxy PEG-epoetin beta), commercialized by Vifor Pharma in the United States and Roche Holding Ltd. outside the United States. We may also face competition from potential new anemia therapies. There are several other HIF-PHI product candidates in various stages of active development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by such companies as FibroGen, Japan Tobacco International, GlaxoSmithKline plc and Bayer HealthCare AG. FibroGen, together with its collaboration partners, Astellas Pharma Inc. and AstraZeneca PLC, is currently in global Phase 3 clinical development of its product candidate, roxadustat. The product has launched for DD-CKD in Japan and both DD-CKD and NDD-CKD in China. FibroGen announced that the FDA has completed its filing review of its NDA for roxadustat for both DD-CKD and NDD-CKD and set a Prescription Drug User Fee Act date of December 20, 2020. They have stated they expect Astellas to file a marketing authorization application in the EU, or MAA, for both indications in the second quarter of 2020. GlaxoSmithKline plc is currently in global Phase 3 clinical development of its product candidate, daprodustat. Japan Tobacco International and Bayer HealthCare AG are currently in Phase 3 clinical development of their product candidates in Japan. GlaxoSmithKline plc and Japan Tobacco International have submitted NDAs for their product candidates for the treatment of renal anemia in Japan. In addition, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce injectable ESA utilization and thus limit the market potential for vadadustat if they are approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia that may impact the market for anemia-targeted treatment.

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

Auryxia

Hyperphosphatemia Competition

Auryxia  competes in the Hyperphosphatemia Indication in the United States with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation (a wholly-owned subsidiary of Sanofi), PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Many of the phosphate binders listed above are now also available in generic forms. In addition, other phosphate binders are in various phases of development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) and Ardelyx, Inc’s tenapanor, that may impact the market for Auryxia.

Iron Deficiency Anemia Competition

Auryxia competes in the IDA Indication in the United States with over-the-counter oral iron, other prescription oral iron formulations, including ferrous sulfate, ferrous gluconate, ferrous fumerate, and polysaccharide iron complex, and IV iron formulations, including Feraheme® (ferumoxytol injection), Venofer® (iron sucrose injection), Ferrlicit® (sodium ferric gluconate complex in sucrose injection), Injectafer® (ferric carboxymaltose injection), and Triferic® (ferric pyrophosphate citrate).

In addition, other new therapies are available for the treatment of IDA that may impact the market for Auryxia, such as Shield Therapeutics’ ferric maltol, which is currently approved in Europe as Ferracru® for IDA and more recently in the United States as Accrufer®.

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

•	preparation and submission to the FDA of an NDA requesting marketing for one or more proposed indications;
•	review of the product candidate by an FDA advisory committee, where appropriate or if applicable;
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

The IND and IRB Processes

Clinical trials involve the administration of the investigational product to human patients under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research patients provide their voluntary informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped through interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be obtained prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. As a required component of the IND application, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the submission of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research patients will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold or require that the sponsor amend the clinical protocol to include additional safety measurements. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin (or resume if the clinical trial had been ongoing at the time a clinical hold was imposed).

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

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the trial at least annually. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to study patients. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

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

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its website.

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

Under the Pediatric Research Equity Act of 2003, or PREA, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act or FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The legislation requires the FDA to meet with drug sponsors by no later than the end-of-Phase 1 meeting for serious or life-threatening diseases and by no later than ninety days after the FDA’s receipt of the study plan.  The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things are submitted to the FDA as part of an NDA requesting approval to market the product candidate for one or more indications.  Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2020 is $2,942,965 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2020 is $325,424. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for product candidates with orphan designation and a waiver for certain small businesses.

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

Priority Review Vouchers

A PRV is a voucher that the FDA issues to a sponsor of a rare pediatric disease or tropical disease product application at the time of the marketing application approval. Vouchers are transferrable to other sponsors that may apply it to their NDAs or BLAs. A PRV entitles the holder to designate a single human drug application submitted under Section 505(b)(1) of the U.S. Federal Food, Drug, and Cosmetic Act or Section 351 of the Public Health Service Act as qualifying for a priority review. An FDA priority review may expedite the review process of a marketing application reducing the review time from ten months after formal acceptance of the file to six months after formal acceptance of the file. Applying the PRV to a marketing application does not ensure the FDA’s approval of the marketing application and all requirements supporting the safety and efficacy of the product must be met.

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

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to an RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

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

In April 2014, the European Union passed the new Clinical Trials Regulation (EU) No 536/2014, or the new Clinical Trials Regulation, which is set to replace the current Clinical Trials Directive. To ensure that the rules for clinical trials are identical throughout the European Union, the new EU clinical trials legislation was passed as a regulation that is directly applicable in all EU member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive until the new Clinical Trials Regulation becomes applicable. According to the current plans of the European Medicines Agency, or EMA, the new Clinical Trials Regulation is expected to become applicable in 2020. The Clinical Trials Directive will, however, still apply three years from the date of entry into application of the new Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for old system.

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

As in the United States, there are similar requirements in the European Union for posting clinical trial information online, and in other countries as well.

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

Pediatric Studies and Exclusivity

Prior to submitting a marketing authorization application in the European Union, applicants must demonstrate compliance with all measures included in an EMA approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product‑specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in the Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU member states, or a marketing authorization granted in the Centralized Procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the EU have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open, but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the European Union.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or the European Union for our product candidates, which could significantly and materially harm our business.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates when required, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater.  The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.  Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

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

For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current administration, or Administration, have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  For example, on May 11, 2018, the Administration issued a plan to lower drug prices.  Under this blueprint for action, the Administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ advertisements to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of 2% per fiscal year that started in 2013 and will stay in effect through 2029 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, is no longer effective in 2019.  According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured by 2027 and premiums in insurance markets may rise.  Additionally, on January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices.  Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress will likely consider other legislation to replace elements of the ACA during the next Congressional session.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The current administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The current administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, the President has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

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

Employees

As of December 31, 2019, we had 360 employees, 358 of whom were full-time. None of our employees is represented by any collective bargaining unit. We believe that we maintain good relations with our employees.

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

Investment in pharmaceutical product development and commercialization is highly speculative because it entails upfront capital expenditures and significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities and, following the merger, or the Merger, whereby Keryx Biopharmaceuticals, Inc., or Keryx, became a wholly owned subsidiary of ours, commercialization. We have financed our operations primarily through sales of equity securities, our strategic collaborations and, following the Merger, product revenues and debt. Prior to the Merger, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable and have incurred net losses each year since our inception, including net losses of $279.7 million for the year ended December 31, 2019. As of December 31, 2019, we had an accumulated deficit of $794.1 million. We cannot guarantee when, if ever, we will become profitable. Our ability to generate product revenue and achieve profitability depends significantly on our success in many areas, including the following:

•	developing, commercializing and marketing Auryxia, vadadustat, if approved, or any other product or product candidate, including those that may be in-licensed or acquired;
•	completing preclinical and clinical development of our product candidates;
•

seeking and obtaining marketing approvals for our product candidates after completion of clinical studies and the timing of such approvals, and maintaining marketing approvals for Auryxia or any other product;

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

•	launching and commercializing our product candidates, if approved, either directly or with a collaborator or distributor;
•

obtaining sufficient pricing and reimbursement for Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired, from private and governmental payors;

•	obtaining market acceptance of Auryxia, vadadustat and any other product candidate, including those that may be in-licensed or acquired;
•

the size of any market in which Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired, receives approval and obtaining adequate market share in those markets;

•	addressing any competing products;
•	identifying, assessing, acquiring, in-licensing and/or developing new product candidates;
•	negotiating favorable terms in any transaction into which we may enter, including collaboration, merger, acquisition and licensing arrangements;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	integrating following the Merger; and
•	attracting, hiring and retaining qualified personnel.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our product revenue from Auryxia and, if approved, vadadustat, and our ability to obtain additional funding. We expect to continue to incur significant expenses if and as we:

•

conduct our development program of vadadustat for the treatment of anemia due to chronic kidney disease, or CKD, including PRO2TECT and INNO2VATE and other ongoing or planned studies with respect to vadadustat, and develop plans for and conduct the preclinical and clinical development of any other potential product candidates;

•

continue our commercialization activities for Auryxia and plan for the commercialization of vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired;

•	continue our Merger-related integration activities;
•

seek marketing approvals for our product candidates that successfully complete clinical studies, and maintain marketing approvals for Auryxia and any product candidate for which we obtain marketing approval, including complying with any post-marketing regulatory requirements;

•	have our product candidates manufactured for clinical trials and for commercial sale;
•	initiate any post-marketing approval studies, Phase 4 studies or any other clinical trials for Auryxia or any other product, including those that may be in-licensed or acquired;
•	seek to discover additional product candidates;
•

engage in transactions, including strategic, merger, collaboration, acquisition and licensing transactions, pursuant to which we would market and develop commercial products, or develop and commercialize other product candidates and technologies;

•	make royalty, milestone or other payments under our license agreements and any future license agreements;
•	maintain, protect and expand our intellectual property portfolio;
•	attract and retain skilled personnel;
•

continue to create additional infrastructure and expend additional resources to support our operations as a public company, including any additional infrastructure and resources necessary to support the transition from our prior status as an emerging growth company; and

•	experience any delays or encounter issues with any of the above.

We also could be forced to expend significant resources in our legal proceedings, as described under Part I, Item 3. Legal Proceedings, or any other such legal proceedings brought by or against us in the future.

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

Even if we succeed in receiving marketing approval for and are able to commercialize vadadustat, we will continue to incur substantial research and development and other expenditures to develop and market, if approved, any other product candidates as well as any costs relating to continued commercialization and post-marketing requirements for Auryxia, vadadustat and any other products or product candidates that may receive marketing approval, including those that may be in-licensed or acquired. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities, or if we otherwise believe it is necessary, to change our manufacturing processes or assays, to amend or replace our study protocols, to repeat any of our clinical trials, to perform studies in addition to, different from or larger than those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates. Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercialization. In addition, our ability to generate revenue would be negatively affected if the size of our addressable patient population is not as significant as we estimate, an indication approved by regulatory authorities is narrower than we expect, or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. Even though we generate product revenue from Auryxia and may generate revenues from the sale of products and any product candidates that may be approved in the future, including those that may be in-licensed or acquired, we may never generate revenue that is significant enough to become and remain profitable, and we may need to obtain additional funding to continue operations.

We will require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

As of December 31, 2019, our cash and cash equivalents and available for sale securities were $147.7 million. We expect to continue to expend substantial amounts for the foreseeable future continuing the commercialization of Auryxia and developing and commercializing vadadustat, if approved, and any other products or product candidates, including those that may be in-licensed or acquired. These expenditures will include costs associated with research and development, potentially obtaining marketing approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise, including as a result of our decision to include certain elements in our development programs. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the development and commercialization of our product candidates. Our future capital requirements depend on many factors, including:

•

significant costs associated with our global Phase 3 development program for vadadustat for the treatment of anemia due to CKD. As of December 31, 2019, we expect the remaining external aggregate contract research organization, or CRO, costs of PRO2TECT and INNO2VATE, which have enrolled 7,436 patients, to be in the range of $80.0 million to $100.0 million; the estimated costs for PRO2TECT and INNO2VATE could increase significantly due to a number of factors, including detection of unexpected safety signals, modification of clinical trial protocols, performing other studies in support of the Phase 3 program, choosing to add third party vendors to support the program, and any other factor that could delay completion of PRO2TECT and INNO2VATE;

•

the cost and timing of commercialization activities for Auryxia, vadadustat and any other products or product candidates, including those that may be in-licensed or acquired, if approved for marketing, including product manufacturing, marketing, sales and distribution costs;

•	the results of our meetings with the FDA, the EMA and other regulatory authorities and any consequential effects, including on study design, study size and resulting operating costs;
•	difficulties or delays in enrolling patients in our clinical trials;
•

the timing of, and the costs involved in obtaining, and, if approved, maintaining marketing approvals for vadadustat and any other product candidates that we may develop or acquire, including to fund the preparation and filing of regulatory submissions with the FDA, the EMA and other regulatory authorities, if clinical studies are successful, and the costs of maintaining marketing approvals for Auryxia or any other product, including those that may be in-licensed or acquired;

•	the cost of conducting clinical studies or any post-marketing approval studies, Phase 4 studies or any other clinical trials for Auryxia;
•

the outcome of our efforts to obtain marketing approval for vadadustat in the United States, Europe and in other jurisdictions and any other product candidates, including those that may be in-licensed or acquired;

•

the scope, progress, results and costs of additional preclinical, clinical, or other studies for vadadustat and Auryxia, as well as any studies of any other products or product candidates, including those that may be in-licensed or acquired;

•

the cost of securing and validating commercial manufacturing of vadadustat and any other product candidates, including those that may be in-licensed or acquired, and maintaining our manufacturing arrangements for Auryxia or any other products, including those that may be in-licensed or acquired, or securing and validating additional arrangements;

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

Furthermore, we expect to continue to incur additional costs associated with operating as a larger company following the Merger and as a public company, including any additional infrastructure and resources necessary to support the transition from our prior status as an emerging growth company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect our cash resources and the receipt of a $15.0 million regulatory milestone from MTPC, assuming approval of vadadustat in Japan, to fund our current operating plan well into 2021. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our development milestones may not be achieved, we may not receive the anticipated funding from our collaboration partners, and we may not secure other sources of financing. If and until we can generate a sufficient amount of product revenues, we expect to finance future cash needs through public or private equity or debt transactions, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

Any additional fundraising efforts may divert our management’s attention away from their day-to-day activities, which may adversely affect our ability to develop and commercialize Auryxia, vadadustat and any other products or product candidates. Also, additional funds may not be available to us in sufficient amounts or on acceptable terms or at all. If we are unable to raise additional capital in sufficient amounts when needed or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of Auryxia, vadadustat and any other products or product candidates. Any of these events could significantly harm our business, financial condition and prospects.

Our obligations in connection with the Loan Agreement with Pharmakon could adversely affect our financial condition and restrict our operations.

We entered into a loan agreement, or the Loan Agreement, with Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million, or the Term Loans, were made available to us in two tranches.  The first tranche of $80 million closed on November 25, 2019, and we have the option to draw down the second tranche of $20.0 million on or before December 31, 2020, subject to the satisfaction of customary conditions. See Note 11 to our consolidated financial statements in Part II, Item 8 – Financial Statements and Supplementary Data for additional information regarding our obligations under the Loan Agreement. Our Loan Agreement with Pharmakon contains affirmative and negative covenants applicable to us and our subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia starting in the fourth quarter of 2020. Failure to maintain compliance with these covenants could result in an event of default under the Loan Agreement.

In the event there is an acceleration of our and certain of our subsidiaries’ liabilities under the Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay the liabilities or to make any accelerated payments, and Pharmakon could seek to enforce security interests in the collateral securing the Loan Agreement and Keryx’s guarantee of the Term Loans, which could have a material adverse effect on our business, financial condition and results of operations.

The Loan Agreement permits voluntary prepayment at any time in whole or in part, subject to prepayment premiums and make-whole premiums prior to certain dates. Upon a change of control, mandatory prepayment provisions require us to prepay the principal amount outstanding, the applicable prepayment premium and make-whole premium and accrued and unpaid interest. In addition, our obligations in connection with the Loan Agreement could have additional significant adverse consequences, including, among other things:

•

restricting our activities, including limitations on transferring certain of our assets, engaging in certain transactions, incurring certain additional indebtedness, creating certain liens, paying dividends or making certain other distributions and making certain investments;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry;
•	placing us at a competitive disadvantage compared to our competitors who have a smaller amount of debt or competitors with comparable debt at more favorable interest rates; and
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

We expect to finance our cash needs through product revenues, public or private equity or debt transactions, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, declare dividends, acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through royalty transactions, we may have to relinquish valuable rights to our portfolio and future revenue streams, and enter into agreements that would restrict our operations and strategic flexibility. If we raise additional funds through strategic transactions with third parties, we may have to do so at an earlier stage than otherwise would be desirable. In connection with any such strategic transactions, we may be required to relinquish valuable rights to our product and product candidates, future revenue streams or research programs or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for Auryxia, vadadustat, or any other products or product candidates that we develop or acquire, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

On December 12, 2018, we completed the Merger. There can be no assurance that we will realize the full benefit of the anticipated synergies and cost savings relating to the Merger or that these benefits will be realized within the expected time frames or at all. Our ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to continue to integrate our business and Keryx’s business and realize anticipated growth opportunities and synergies. If we are unable to successfully integrate the businesses, or integrate them in a timely fashion, we may face material adverse effects including, but not limited to (i) diversion of the attention of management and key personnel and potential disruption of our ongoing business, (ii) the loss of employees, (iii) challenges of managing a larger company, including challenges of conforming standards, controls, procedures and accounting and other policies and compensation structures, (iv) difficulties in achieving anticipated cost savings, (v) declines in our results of operations, financial condition or cash flows, (vi) a decline in the market price of our common stock, and (vii) potential liabilities, adverse consequences, increased expenses or other problems associated with our company following completion of the Merger. Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and further diversion of management time and energy, which could materially impact our business, financial statements and prospects.

In addition, following the Merger, we have become responsible for Keryx’s liabilities and obligations, including with respect to legal, financial, regulatory and compliance matters, including certain post-approval regulatory requirements with respect to Auryxia and obligations under collaboration, license, supply and manufacturing agreements. These obligations will result in additional cost and investment by us and, if we have underestimated the amount of these costs and investments or if we fail to satisfy any such obligations, we may not realize the anticipated benefits of the transaction. Also, due to the Merger and ongoing integration, we may forego or delay pursuit of other opportunities that may have proven to have greater commercial potential.

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

There is an ongoing putative class action lawsuit filed by purported Keryx shareholders challenging the disclosures made in connection with the Merger.  In addition, a stockholder of Keryx filed a complaint against Keryx pursuant to Section 220 of the Delaware General Corporation Law, which sought inspection of various Keryx books and records, purportedly to investigate “possible wrongdoing,” in connection with Keryx’s negotiation and approval of the Merger, as well as the independence of former members of Keryx’s Board of Directors (some of whom are current members of our Board of Directors). See Part I, Item 3. Legal Proceedings for further information relating to the lawsuits. Additional lawsuits arising out of the Merger may be filed in the future. We could be forced to expend significant resources in the defense of these lawsuits, including but not limited to, costs associated with the indemnification of Keryx and Akebia directors and officers, and the lawsuits, regardless of outcome, could have a negative effect on our reputation, stock price and results of operations. In addition, monetary damages or other adverse judgment would have a material adverse effect on our business and financial position.

Our financial statements include goodwill and other intangible assets as a result of the Merger. These assets could become impaired in the future under certain conditions.

The Merger added approximately $384.7 million of goodwill and definite lived intangible assets to our financial statements as of December 12, 2018. Our definite lived intangible assets are amortized over their estimated useful lives. In accordance with generally accepted accounting principles, or GAAP, we are required annually, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill and our definite lived intangible assets when indicators of impairment are present. Conditions that could indicate impairment and necessitate such a review include, but are not limited to, Auryxia’s commercial performance, our inability to execute on our strategic initiatives, and the deterioration of our market capitalization such that it is significantly below our net book value. To the extent we conclude that goodwill and/or definite lived intangible assets have become impaired, we may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on our future operating results and financial position.

Risks Related to Commercialization

Our ability to successfully commercialize our product, Auryxia, our late-stage product candidate, vadadustat, if approved, and any other product or product candidate, including our ability to achieve their widespread market acceptance, is critical to the success of our business.

Our ability to generate significant product revenue will depend almost entirely on our ability to execute on our commercialization plans, the level of market adoption for, and the availability of and continued use of our product, Auryxia, and, if approved, our late-stage product candidate, vadadustat, by physicians, hospitals, dialysis clinics, wholesalers, patients, and/or healthcare payors, including government payors, consumers, managed care organizations, pharmacy benefit managers, and pharmacies. If we are not successful in commercializing Auryxia and vadadustat, if approved, including achieving and maintaining an adequate level of market adoption, our profitability and our future business prospects will be adversely impacted. Market acceptance of Auryxia and any other product or product candidate that may be approved, including vadadustat, depends on a number of other factors, including:

•	the availability of adequate coverage and reimbursement by third party payors and governmental authorities;
•	the safety and efficacy of the product, as demonstrated in clinical trials and in the post-marketing setting;
•	the prevalence and complications of the disease treated by our product;
•

the clinical indications for which the product is approved and the product label approved by regulatory authorities, including any warnings or limitations that may be required on the label as a consequence of potential safety risks associated with the product;

•	the countries in which marketing approvals are obtained;
•	the claims we and our collaborators are able to make regarding the safety and efficacy of the product;
•	the success of our physician and patient communications and education programs;
•

acceptance by physicians and patients of the product as a safe and effective treatment and the willingness of the target patient population to try new therapies and of physicians to prescribe new therapies;

•	the cost, safety and efficacy of the product in relation to alternative treatments;
•	the timing of receipt of marketing approvals and product launch relative to competing products and potential generic entrants;
•	relative convenience and ease of administration;
•	the prevalence and severity of adverse side effects;
•	adverse publicity about our products or favorable or adverse publicity about competing products;
•	the availability of discounts, rebates, and price concessions;
•	the effectiveness of our and our collaborators’ sales, marketing and distribution efforts; and
•	the restrictions on the use of the product together with other medications, if any.

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

The Hatch-Waxman Act allows applicants seeking to market a generic equivalent of a drug that relies, in whole or in part, on the FDA’s prior approval of a patented brand name drug, to provide notice to the holder of the New Drug Application, or NDA, for the brand name drug of its application, called a Paragraph IV certification notice, if the applicant is seeking to market its product prior to the expiration of the patents with claims directed to the brand name drug. After the introduction of a generic competitor, a significant percentage of the prescriptions written for a product may be filled with the generic version, resulting in a loss in sales of the branded product. We have received Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet), have filed certain complaints for patent infringement relating to such ANDAs, and have entered into a settlement and license agreement with one such ANDA filer. See Part I, Item 3. Legal Proceedings for further information relating to the ANDAs, lawsuits and settlements. Generic competition for Auryxia or any of our future products could have a material adverse effect on our sales, results of operations and financial condition.

In addition, litigation to enforce or defend intellectual property rights is complex, costly and involves significant management time. If our Orange Book listed patents are successfully challenged by a third party and a generic version of Auryxia is approved and launched, revenue from Auryxia could decline significantly, which would have a material adverse effect on our sales, results of operations and financial condition.

If we are unable to maintain sales, marketing and distribution capabilities or to enter into additional agreements with third parties, we may not be successful in commercializing Auryxia, vadadustat or any other products or product candidates, if approved.

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

If we are unable to maintain our own sales, marketing and distribution capabilities and our arrangements with third parties with respect to sales, marketing and distribution, or we are unsuccessful in entering into additional arrangements with third parties to sell, market and distribute or are unable to do so on terms that are favorable to us, we will not be successful in commercializing Auryxia, vadadustat, or any other product or product candidates.

Coverage and reimbursement may be limited or unavailable in certain market segments for Auryxia, vadadustat or any other products or product candidates, if approved, which could make it difficult for us to sell any approved products profitably.

Market acceptance and sales of any approved products depends significantly on the availability of adequate coverage and reimbursement from third party payors and may be affected by existing and future healthcare reform measures. Government authorities, third party payors, and pharmacy benefit managers, or PBMs, decide which drugs they will cover, as well as establish formularies or implement other mechanisms to manage utilization of products and determine reimbursement levels. Coverage and reimbursement by a third-party payor or PBM may depend upon a number of factors, including the determination that use of a product is:

•	a covered benefit under the health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient; and
•	cost effective.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. In the United States, there are multiple government and private third-party payors with varying coverage and reimbursement levels for pharmaceutical products, and the timing of commencement of reimbursement by a government payor is dependent on the assignment of codes via the Healthcare Common Procedure Coding System, which codes are assigned on a quarterly basis. Within Medicare, for oral drugs dispensed by pharmacies and also administered in facilities, coverage and reimbursement may vary depending on the setting. The Centers for Medicare & Medicaid Services, or CMS, local Medicare administrative contractors, Medicare Part D plans and/or PBMs operating on behalf of Medicare Part D plans, may have some responsibility for determining the medical necessity of such drugs, and therefore coverage, for different patients. Different reimbursement methodologies may apply, and CMS may have some discretion in interpreting their application in certain settings.

As an oral drug, Auryxia is covered by Medicare only under Part D. In September 2018, CMS communicated to Medicare Part D sponsors that CMS does not consider Auryxia to be covered under Part D when it is used solely for the treatment of iron deficiency anemia in patients with CKD not on dialysis, or the IDA Indication. CMS does, however, consider Auryxia to be a covered Part D drug when it is used for its other FDA-approved indication, the control of serum phosphorus levels in CKD patients on dialysis, or the Hyperphosphatemia Indication. As a result, Part D sponsors require a prior authorization for all Auryxia prescriptions for Medicare beneficiaries to ensure that Auryxia is being used for the Part D covered indication. On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts against CMS and the U.S. Department of Health and Human Services, or HHS, challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the IDA Indication and CMS’s related decision that imposed the prior authorization requirement for Auryxia in the Hyperphosphatemia Indication. On February 4, 2020, the court denied our request for a preliminary injunction. We filed an expedited appeal with the Court of Appeals for the First Circuit challenging the district court’s denial of our motion for a preliminary injunction.  The appeal is currently pending. If we are unsuccessful in our efforts to obtain Part D coverage for the IDA Indication, our ability to commercialize Auryxia for this indication will continue to be adversely impacted. While we believe that the vast majority of the Part D prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Part D plans with prior authorization, the prior authorization requirement and the CMS decision have  had and may continue to have an adverse impact on market acceptance of Auryxia, sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication, respectively, and ultimately on the timing and number of prescriptions and Auryxia product revenue, and may influence physicians’ prescribing decisions. Sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication have been negatively impacted, and may continue to be negatively affected, as a result of the CMS decision. Even if we are successful in overturning the CMS decision, the negative impact that the original decision had on the growth of sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication will continue, although less significantly than if the CMS decision is not overturned. We cannot predict the future impact of the CMS determination or prior authorization changes on our operations and they could have a material adverse effect on our revenue and results of operations going forward.

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

Additionally, we may be required to enter into contracts with third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status. We may not be able to agree upon commercially reasonable terms with such third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, third party payors, PBMs and other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. We cannot be sure that coverage or adequate reimbursement will be available for our product or any of our potential future products. Even if we obtain coverage for any approved product, third party payors may not establish adequate reimbursement amounts which may reduce the demand for our product and prompt us to have to reduce pricing for the product. If reimbursement is not available or is limited, we may not be able to commercialize certain of our products.

If we are unable to obtain or maintain contracts with key distribution partners, our business could be materially harmed.

As disclosed in this Annual Report on Form 10-K for the year ended December 31, 2019, we had four distributors, Fresenius Medical Care Rx, McKesson Corporation, Cardinal Health, Inc. and Amerisource Bergen Drug Corporation, that, in the aggregate, accounted for a significant percentage of our gross accounts receivable as of December 31, 2019. If we are not able to maintain our contracts with these key distributors on favorable terms, on a timely basis or at all, or if there is any adverse change in one or more of these distributors’ business practices or financial condition, or such distributors’ end users’ prescribing practices or clinical protocols, it would adversely impact the market opportunity for Auryxia, our product revenues and operating results.

Further, if vadadustat is approved and included in the fixed reimbursement model for a bundle of dialysis services, or the bundle, we would be required to enter into contracts to supply vadadustat to specific dialysis providers, instead of through distributors, which we believe could be challenging. The dialysis market is unique and is dominated by two providers: DaVita, Inc., or DaVita, and Fresenius Medical Care, or Fresenius, which account for a vast majority of the dialysis population in the United States. In May 2017, we entered into a license agreement, which was amended and restated in April 2019, pursuant to which we granted Vifor (International) Ltd., or Vifor Pharma, an exclusive license to sell vadadustat to Fresenius Kidney Care Group LLC, or FKC, and certain third party dialysis organizations, or the Third Party Dialysis Organizations, approved by us, in the United States. The license would be effective upon the following: FDA approval of vadadustat for anemia due to CKD in adult patients with the dialysis-dependent CKD, the earlier of CMS’s determination that vadadustat will be reimbursed using the Transitional Drug Add-On Payment Adjustment, or the TDAPA, and inclusion in a bundled reimbursement model, and a milestone payment by Vifor Pharma. Under this amended license agreement with Vifor Pharma, or the Vifor Agreement, FKC and the Third Party Dialysis Organizations are not obligated to utilize vadadustat in its clinics. In addition, even if FKC and the Third Party Dialysis Organizations choose to utilize vadadustat in their clinics in the United States, they are not restricted from utilizing other therapies for anemia due to CKD. The Vifor Agreement restricts us from directly supplying vadadustat to FKC or any other affiliate of Fresenius Medical Care North America and the Third Party Dialysis Organizations. The Vifor Agreement does not restrict us from entering into supply agreements with other dialysis clinics, such as DaVita; however, these dialysis clinics may choose not to contract with us for vadadustat or they may choose to contract with us for a limited supply of vadadustat. If vadadustat is approved and we are not able to maintain the Vifor Agreement or enter into a supply agreement with DaVita, our business may be materially harmed.

Although we currently believe it is likely that vadadustat, if approved, will be reimbursed using the TDAPA followed by reimbursement via the bundled reimbursement model, if vadadustat is neither reimbursed under the TDAPA nor the bundled reimbursement model, then the Vifor Agreement will not become effective, and patients would access vadadustat through contracts we negotiate with third party payors for reimbursement of vadadustat, which would be subject to the risks and uncertainties described above. Additionally, if there are updates to the TDAPA rule that decrease the basis for reimbursement or eligibility criteria during the transition period or if the TDAPA is eliminated, then our profitability may be adversely affected.

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

The successful commercialization of Auryxia, vadadustat or any other products or product candidates, if approved, will depend in part on the extent to which third party payors and government authorities establish adequate reimbursement levels and pricing policies.

Third party payors are increasingly attempting to contain healthcare costs by limiting both coverage and reimbursement levels for new drugs. As a result, significant uncertainty exists as to whether and how much reimbursement third party payors will provide for newly approved drugs which, in turn, will put downward pressure on the pricing of drugs. Cost control initiatives may decrease coverage and payment levels for any drug and, in turn, the price that we will be able to charge and/or the volume of our sales. Certain third party payors require prior authorization for, or even refuse to provide, reimbursement for Auryxia, and others may do so in the future with respect to Auryxia, vadadustat and any of our other products or product candidates. In addition, certain third party payors require some form of prior authorization for the administration of ESAs for the treatment of anemia due to CKD within the non-dialysis patient population, and a similar prior authorization may be applicable to the HIF-PHI class for the treatment of anemia due to CKD within the non-dialysis patient population. Our business would be materially adversely affected if we are not able to receive approval for reimbursement from third party payors on a broad, timely or satisfactory basis; if reimbursement is subject to overly broad or restrictive prior authorization requirements; or if reimbursement is not maintained at satisfactory levels or becomes subject to prior authorization. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors.

In addition, in some countries, including member states of the European Union, or EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take a significant amount of time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices, and in certain instances render commercialization in certain markets infeasible or disadvantageous from a financial perspective. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product and/or our product candidates to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third party payors or government authorities may lead to further pressure on the prices or reimbursement levels. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the commercial launch of our product and/or product candidates could be delayed, possibly for lengthy periods of time, we or our collaborators may not launch at all in a particular country, we may not be able to recoup our investment in one or more product candidates, and there could be a material adverse effect on our business.

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

In addition, other new therapies for the treatment of IDA may impact the market for Auryxia, such as Shield Therapeutics’ Feraccru® (ferric maltol), which is available in Europe for IDA and Accrufer® (ferric maltol), which is approved in the United States for IDA.

Furthermore, Auryxia’s commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than Auryxia. Other companies have product candidates in various stages of pre-clinical or clinical development to treat diseases and complications of the diseases for which we are marketing Auryxia.

If vadadustat is approved and launched commercially, competing drugs may include EPOGEN® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the United States and Europe, respectively, and Mircera® (methoxy PEG-epoetin beta), commercialized by Vifor Pharma in the United States and Roche Holding Ltd. outside the United States. We may also face competition from potential new anemia therapies. There are several other HIF-PHI product candidates in various stages of development for anemia indications that may be in direct competition with vadadustat, if and when they are approved and launched commercially. These candidates are being developed by such companies as FibroGen, Japan Tobacco International, GlaxoSmithKline plc and Bayer HealthCare AG. FibroGen, together with its collaboration partners, Astellas Pharma Inc. and AstraZeneca PLC, is currently in global Phase 3 clinical development of its product candidate, roxadustat. The product has launched for the treatment of anemia of CKD in patients on dialysis, or DD-CKD, in Japan and both DD-CKD and for the treatment of anemia of CKD in patients not on dialysis, or NDD-CKD, in China. FibroGen announced that the FDA has completed its filing review of its NDA for roxadustat for both DD-CKD and NDD-CKD and set a Prescription Drug User Fee Act date of December 20, 2020. They have stated they expect Astellas to file a marketing authorization application in the European Union, or MAA, for both indications in the second quarter of 2020. GlaxoSmithKline plc is currently in global Phase 3 clinical development of its product candidate, daprodustat. Japan Tobacco International and Bayer HealthCare AG are currently in Phase 3 clinical development of their product candidates in Japan. GlaxoSmithKline plc and Japan Tobacco International have submitted NDAs for their product candidates for the treatment of renal anemia in Japan. In addition, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce injectable ESA utilization and thus limit the market potential for vadadustat if they are approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia that may impact the market for anemia-targeted treatment.

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

The commercialization of Riona in Japan and our current and potential future efforts with respect to the development and commercialization of our products and product candidates outside of the United States subject us to a variety of risks associated with international operations, which could materially adversely affect our business.

Our Japanese sublicensee, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona, the trade name for ferric citrate hydrate in Japan, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD in Japan. We also granted Otsuka Pharmaceutical Co. Ltd., or Otsuka, exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. In Japan and certain other countries in Asia, we granted Mitsubishi Tanabe Pharma Corporation, or MTPC, exclusive rights to commercialize vadadustat, subject to marketing approvals. We are also conducting our global Phase 3 development with respect to vadadustat for the treatment of anemia due to CKD, and MTPC is carrying out development efforts for vadadustat in Japan. In July 2019, MTPC submitted a Japanese New Drug Application, or JNDA, to the Ministry of Health, Labor and Welfare in Japan for manufacturing and marketing approval of vadadustat, as a treatment for anemia due to CKD. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing our product and product candidates outside the United States, including:

•	political, regulatory, compliance and economic developments that could restrict our ability to manufacture, market and sell our products;
•	changes in international medical reimbursement policies and programs;
•	changes in healthcare policies of foreign jurisdictions;
•	trade protection measures, including import or export licensing requirements and tariffs;
•	our ability to develop relationships with qualified local distributors and trading companies;
•	political and economic instability in particular foreign economies and markets;
•	diminished protection of intellectual property in some countries outside of the United States;
•	differing labor regulations and business practices;
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
•

enrollment in our clinical trials and accrual of major adverse cardiovascular events, or MACE, events may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

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
•

regulators, independent data monitoring committees, or IDMCs, institutional review boards, or IRBs, safety committees, or ethics committees, may require that we suspend or terminate our clinical trials for various reasons, including noncompliance with regulatory requirements, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using our product candidate, or a finding that the participants are being exposed to unacceptable health risks;

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

•	delay or failure in having patients complete a clinical trial or return for post-treatment follow-up;
•	delay or failure in recruiting and enrolling suitable patients to participate in a clinical trial;
•	inability, delay, or failure in identifying and maintaining a sufficient number of clinical trial sites, many of which may already be engaged in other clinical programs;
•	delay or failure in reaching agreement with the FDA, the EMA, the PMDA or other regulatory authorities on a clinical trial design upon which we are able to execute;
•	delay or failure in obtaining authorization to commence a clinical trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
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
•

failure to comply with good practice quality guidelines and regulations, or GXP, including good laboratory practice, good clinical practice, or GCP, and current good manufacturing practice, or cGMP; or

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

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends, in part, on the speed at which we can recruit patients to participate in testing our product candidates. Patients may be unwilling to participate in our clinical studies because of concerns about adverse events observed with the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations. In addition, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug. Finally, competition for clinical trial sites may limit our access to patients appropriate for studies of vadadustat and any other product candidates. As a result, the timeline for recruiting patients and conducting studies may be delayed. These delays could result in increased costs, delays in advancing our development of our product candidates, or termination of the clinical studies altogether.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies may not be predictive of similar results in humans during clinical trials, successful results from early or small clinical trials may not be replicated in later and larger clinical trials, and successful interim results from ongoing clinical studies may not be indicative of results obtained when those studies are completed. For example, our encouraging preclinical and clinical results for vadadustat thus far do not ensure that the results of any future clinical trials will demonstrate similar results. Our global Phase 3 development program for vadadustat has enrolled a larger number of patients and will treat patients for longer periods than our prior trials, which will result in a greater likelihood that adverse events may be observed. Due to these and other differences between our global Phase 3 development program for vadadustat and our prior trials, our positive results from preclinical and clinical studies may not be replicated in our global Phase 3 development program for vadadustat. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early stage development, and we may face similar setbacks. If the results of our ongoing or future clinical trials for vadadustat or any other product candidates are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are safety concerns or adverse events, we may be prevented from or delayed in obtaining marketing approval for vadadustat or any other product candidates.

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

Auryxia, vadadustat or any other products and product candidates may cause undesirable side effects or have other properties that delay or limit their commercial potential, or in the case of our product candidates, prevent their marketing approval.

Undesirable side effects caused by our product or product candidates or competing commercial products or product candidates in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials, could result in a more restrictive label or the delay, denial or withdrawal of marketing approval by the FDA or other regulatory authorities, and could lead to potential product liability claims. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

If we or others identify undesirable side effects caused by Auryxia, vadadustat, or any other products or product candidates, either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining marketing approval and, ultimately, market acceptance of Auryxia, vadadustat or any other products or product candidates, could substantially increase our costs, and could significantly impact our ability to successfully commercialize Auryxia, vadadustat or any other products and product candidates and generate revenues.

The patient populations treated with Auryxia and the patients in our clinical studies for vadadustat have CKD, a serious disease that increases the risk of cardiovascular disease including heart attacks and stroke and, ultimately, may cause kidney failure. Many patients with CKD are elderly with comorbidities making them susceptible to significant health risks. Therefore, the likelihood of these patients having adverse events, including serious adverse events, while participating in our studies is high.

In our Phase 1 and Phase 2 studies of vadadustat, adverse events were reported. For example, in our Phase 2b study of vadadustat in non-dialysis patients with anemia due to CKD, one subject with multiple co-morbidities and concomitant medications, including chlorthalidone, had a serious adverse event of liver function test abnormal, considered a case of drug induced liver injury meeting the biochemical criteria of Hy’s Law, which was assessed as probably related to vadadustat. Serious adverse events considered related to vadadustat and any other product candidates could have a material adverse effect on the development of such product candidates and our business as a whole. Our understanding of adverse events in prior clinical trials of our product candidates may change as we gather more information, and additional unexpected adverse events may be observed in future clinical trials.

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

Furthermore, any post-marketing clinical trials conducted, if successful, may expand the patient populations treated with Auryxia, or any other products we acquire or for which we receive marketing approval, within or outside of their current indications or patient populations, which could result in the identification of previously unknown side effects, increased frequency or severity of known side effects, or detection of unexpected safety signals.  In addition, as Auryxia and any other products are commercialized, they will be used in larger patient populations and in less rigorously controlled environments than in clinical studies. As a result, regulatory authorities, healthcare practitioners, third party payors or patients may perceive or conclude that the use of Auryxia or any other products are associated with serious adverse effects, undermining our commercialization efforts.

Further, if we or others identify previously unknown side effects, if known side effects are more frequent or severe than in the past, if we or others detect unexpected safety signals for our products or product candidates, including Auryxia, vadadustat, or any product or product candidate perceived to be similar to Auryxia, vadadustat, or any other products or product candidates, or if any of the foregoing are perceived to have occurred, either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:

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

Any of the above occurrences could delay or prevent us from achieving or maintaining marketing approval, harm or prevent sales of Auryxia or, if approved, vadadustat or other product candidates, increase our expenses and impair or prevent our ability to successfully commercialize Auryxia, vadadustat or any other products or product candidates

Risks Related to Regulatory Approval of Our Product Candidates

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open, but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the European Union.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or the EU for our product candidates, which could significantly and materially harm our business.

Products approved for marketing are subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, or product candidates, when and if any of them is approved.

Marketing approvals may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or registries or observational studies. For example, in connection with the FDA approvals of Auryxia, we initially committed to the FDA to conduct certain post-approval pediatric studies of Auryxia under the Pediatric Research Equity Act of 2003, or PREA. With regard to our Hyperphosphatemia Indication, we committed to completing the post-approval pediatric study and submitting a final report to the FDA by December 31, 2019. With regard to our IDA Indication, we committed to completing the post-approval pediatric study and submitting a final report to the FDA by January 2023. We cannot guarantee that we will be able to complete these studies and submit the final reports in a timely manner. For example, with regard to the Hyperphosphatemia Indication, we did not complete and submit the post-marketing requirement pediatric clinical study report by December 31, 2019, and we received a notification of noncompliance with PREA. We are requesting an extension of this deadline. If we are unable to complete these studies successfully, we will need to inform the FDA, have further discussions, and if the FDA finds that we failed to comply with pediatric study requirements, it could initiate proceedings to seize or enjoin the sale of Auryxia, which would have a material adverse impact on our ability to commercialize Auryxia and our ability to generate revenues from Auryxia. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Auryxia, and any other product for which we receive regulatory approval, will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval.

Moreover, the FDA and other regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other regulatory authorities impose stringent restrictions on companies’ communications regarding use of their products, and if we promote our products beyond their approved indications or inconsistent with the approved label, we may be subject to enforcement actions or prosecution arising from such activities. Violations of the U.S. Federal Food, Drug, and Cosmetic Act, or the FD&C Act, relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse and other laws, as well as state consumer protection laws, insurance fraud laws, third party payor actions, shareholder actions and other lawsuits.

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

Obtaining marketing approval in the United States and other jurisdictions is a complex, lengthy, expensive and uncertain process that typically takes many years and depends upon numerous factors, including the substantial discretion of the regulatory authorities. Even if our product candidates demonstrate safety and efficacy in clinical studies, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain marketing approval. Furthermore, approval of a drug does not ensure successful commercialization. For example, on September 23, 2015, the European Commission, or EC, approved Fexeric for the control of hyperphosphatemia, in adult patients with CKD. Pursuant to the sunset clause under EU law, the EC’s approval of Fexeric in the EU was contingent on, among other things, our commencing marketing of Fexeric within three years; although we successfully negotiated an extension to December 23, 2019, we did not commence marketing Fexeric by such date and therefore the Fexeric approval in the EU has ceased to be valid.

If the results of our global Phase 3 studies for vadadustat are positive, we plan to file for regulatory approval in the United States and other regions. In February 2020, we entered into a letter agreement, or the Letter Agreement, with Vifor Pharma relating to Vifor Pharma’s agreement with a third party to purchase a Priority Review Voucher issued by the FDA, or the PRV, subject to satisfaction of customary closing conditions, or the PRV Purchase. Although a PRV entitles the holder to priority review of an NDA or a Biologics License Application for a new drug, which reduces the target FDA review time to six months after official acceptance of the submission, the utilization of a PRV does not ensure a faster review or faster approval compared to products considered for approval under conventional FDA procedures, and in any event does not assure ultimate approval by FDA. Furthermore, even if utilization of the PRV enables a faster approval of vadadustat, it may not result in faster commercialization of vadadustat. For more information on risks related to commercialization of vadadustat, see “Risks Related to Commercialization”. In addition, pursuant to the Letter Agreement, we will pay Vifor Pharma $10.0 million within fifteen business days after the closing of the PRV Purchase. Vifor Pharma is obligated to retain all rights to, and maintain the validity of, the PRV until we and Vifor Pharma (a) enter into a definitive agreement setting forth the financial and other terms by which Vifor Pharma will assign the PRV to us for use with our planned NDA for vadadustat for the treatment of anemia due to CKD in both dialysis-dependent and non-dialysis dependent patients, or (b) make a mutual decision to sell the PRV and share the proceeds based on certain terms. We may not come to terms with Vifor Pharma on assigning the PRV to us, and even if we do, we and Vifor Pharma may decide not to use the PRV for vadadustat and, instead, resell it.  In the event of resale of the PRV at a price lower than the purchase price, our share of the proceeds from the resale would be lower than our $10.0 million contribution.

In addition, the safety concerns associated with the current standard of care for the indications for which we are seeking marketing approval for our product candidates may affect the FDA’s, the EMA’s, the PMDA’s or other regulatory authorities’ review of the safety results of our compounds in development. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that vadadustat and any other product candidates will never obtain marketing approval. The FDA may delay, limit or deny approval of vadadustat or any other product candidates for many reasons including, among others:

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

Risks Related to Government Regulation and Compliance

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
•

laws and regulations in the United States and in countries in which we are interacting with healthcare providers, patients, patient organizations and other constituencies that prohibit promoting a drug prior to approval and/or reimbursement;

•	laws and regulations of countries outside the United States that prohibit pharmaceutical companies from promoting prescription drugs to the general public;
•

laws, regulations and industry codes that vary from country to country and govern our relationships with healthcare providers, patients, patient organizations, and other constituencies, prohibit certain types of gifts and entertainment, establish codes of conduct and, in some instances, require disclosure to, or approval by, regulatory authorities for us to engage in arrangements with such constituencies;

•	anti-corruption and anti-bribery laws, including the FCPA, the UK Bribery Act and various other anti-corruption laws in countries outside of the United States;
•

data privacy laws existing in the United States, the EU and other countries in which we operate, including the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, the GDPR, and state privacy and data protection laws, such as the California Consumer Privacy Act, or CCPA, as well as state consumer protection laws;

•	federal and state laws requiring the submission of accurate product prices and notifications of price increases;
•	federal and state securities laws; and
•	international trade laws, which are laws that regulate the sale, purchase, import, export, re-export, transfer and shipment of goods, products, materials, services and technology.

Compliance with these and other applicable laws and regulations requires us to expend significant resources. Failure to comply with these laws and regulations may subject us to government investigations, enforcement actions by regulatory authorities, penalties, damages, fines, the restructuring of our operations, or the imposition of a clinical hold, any of which could materially adversely affect our business and would result in increased costs and diversion of management attention and could delay or prevent the development, regulatory approval and commercialization of our product candidates, any of which could have a material adverse effect on our business.

We will incur significant liability if it is determined that we are promoting any “off-label” use of Auryxia or any other product we may develop, acquire or in-license or if it is determined that any of our activities violates the federal Anti-Kickback Statute.

Physicians are permitted to prescribe drug products for uses that differ from those approved by the FDA or other applicable regulatory agencies. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict manufacturer communications regarding unapproved uses of an approved drug. Companies are not permitted to promote drugs for unapproved uses or in a manner that is inconsistent with the FDA-approved labeling. There are also restrictions about making comparative or superiority claims based on safety or efficacy that are not supported by substantial evidence. Accordingly, we may not promote Auryxia in the United States for use in any indications other than the Hyperphosphatemia Indication and the IDA Indication, and all promotional claims must be consistent with the FDA-approved labeling for Auryxia. Promoting a drug off-label is a violation of the FD&C Act and can give rise to liability under the federal False Claims Act, as well as under additional federal and state laws and insurance statutes. The FDA, the Department of Justice and other regulatory and enforcement authorities enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained, as well as the false advertising or misleading promotion of drugs. In addition, laws and regulations govern the distribution and tracing of prescription drugs and prescription drug samples, including the Prescription Drug Marketing Act of 1976 and the Drug Supply Chain Security Act, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the U.S. federal level and set minimum standards for the regulation of drug distributors by the states. A company that is found to have improperly promoted off-label uses or to have otherwise engaged in false or misleading promotion or improper distribution of drugs will be subject to significant liability, potentially including civil and administrative remedies as well as criminal sanctions.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. In addition, under some relatively recent guidance from the FDA, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We intend to engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. Although we believe we have put in place a robust compliance program and processes designed to ensure that all such activities are performed in a legal and compliant manner, Auryxia is our first commercial product so our implementation of our compliance program in connection with commercialization activities is still relatively new.

In addition, if a company’s activities are determined to have violated the federal Anti-Kickback Statute, this can also give rise to liability under the federal False Claims Act and such violations can result in significant fines, criminal and civil remedies, and exclusion from Medicare and Medicaid.  There is increased government focus on relationships between the pharmaceutical industry and physicians, pharmacies (especially specialty pharmacies), and other sources of referrals. Common industry activities, such as speaker programs, insurance assistance and support, relationships with foundations providing copayment assistance, and relationships with patient organizations and patients are receiving increased governmental attention.  If any of our relationships or activities is determined to violate applicable federal and state anti-kickback laws, false claims laws, or other laws or regulations, the company and/or company executives, employees, and other representatives could be subject to significant fines and criminal sanctions, imprisonment, and potential exclusion from Medicare and Medicaid.

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

Compliance with privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates when required, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third party processors. The GDPR increases our obligations with respect to sponsors with clinical trial sites in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial patients and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data patients and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

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

In addition, numerous other federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, and storage of personal information. For example, the CCPA went into effect on January 1, 2020, which creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  Failure to comply with these laws, as well as local laws outside of the U.S. in countries where we are conducting clinical trials, regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

Healthcare providers, physicians and third party payors play a primary role in the recommendation and prescription of Auryxia and any other product candidates for which we obtain marketing approval. Our arrangements with healthcare providers, physicians and third party payors expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute Auryxia and any other products or product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by federal and state governments and by governments in foreign jurisdictions in which we conduct our business. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

•

the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim, and violations of the FD&C Act, the federal government pricing laws, and the federal Anti-Kickback Statute trigger liability under the federal False Claims Act;

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

•

the federal Physician Payments Sunshine Act (renamed the Open Payments Act) requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals;

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and gift ban and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by state Medicaid or other programs, or non-governmental third party payors, including private insurers, and which are not preempted by federal laws and often differ from state to state, thus complicating compliance efforts; and

•

U.S. state laws restricting interactions with healthcare providers and other members of the healthcare community or requiring pharmaceutical manufacturers to implement certain compliance standards, which vary from state to state.

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

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. One of the potential areas for governmental scrutiny involves federal and state requirements for pharmaceutical manufacturers to submit accurate price reports to the government. Because our processes for calculating applicable government prices and the judgments involved in making these calculations involve subjective decisions and complex methodologies, these calculations are subject to risk of errors and differing interpretations. In addition, they are subject to review and challenge by the applicable governmental agencies, or potential qui tam complaints, and it is possible that such reviews could result in changes, recalculations, or defense costs that may have adverse legal or financial consequences. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government funded healthcare programs.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain for any products that are approved in the United States or foreign jurisdictions.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell Auryxia and any other products or product candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product, such as Auryxia.

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

In addition, other legislative changes and regulatory have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of 2% per fiscal year which will remain in effect through 2029 unless additional congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, other legislative and regulatory changes have been proposed, but not yet adopted. For example, in July 2019, HHS proposed regulatory changes in kidney health policy and reimbursement. Any new legislative or regulatory changes may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for Auryxia or any product candidates for which we may obtain regulatory approval or the frequency with which Auryxia and any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and, therefore, because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The current administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The current administration has recently represented to the court of appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the current administration argued in support of upholding the lower court decision. However, in a subsequent filing, the U.S. Department of Justice contended that the ACA should be invalidated only in the states that are suing, rather than all states. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the current administration issued a plan to lower drug prices. Under this blueprint for action, the current administration indicated that HHS will take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies, advance biosimilars and generics to boost price competition, evaluate the inclusion of prices in drug makers’ ads to enhance price competition, speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers, avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid, work to give Medicare Part D plan sponsors more negotiation power with drug makers, examine which Medicare Part B drug prices could be negotiated by Medicare Part D plans, improve the design of the Medicare Part B Competitive Acquisition Program, update Medicare’s drug-pricing dashboard to increase transparency, prohibit Medicare Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance, and require that Medicare Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the current administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products or put pressure on our product pricing.

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

We do not own the rights to our product, Auryxia. We have licensed and sublicensed the rights, patent or otherwise, to Auryxia from a third party, Panion, who in turn licenses certain rights to Auryxia from one of the inventors of Auryxia. The license agreement with Panion, or the Panion License Agreement, requires us to meet development milestones and imposes development and commercialization due diligence requirements on us. In addition, under the license agreement, we must pay royalties based on a mid-single digit percentage of net sales of product resulting from the licensed technologies, including Auryxia, and pay the patent filing, prosecution and maintenance costs related to the license. If we do not meet our obligations in a timely manner, or if we otherwise breach the terms of our license agreement, Panion could terminate the agreement, and we would lose the rights to Auryxia. For example, following announcement of the Merger, Panion notified Keryx in writing that Panion would terminate the license agreement on November 21, 2018 if Keryx did not cure the breach alleged by Panion, specifically, that Keryx failed to use commercially reasonable best efforts to commercialize Auryxia outside the United States. Keryx disagreed with Panion’s claims, and the parties entered discussions to resolve this dispute. On October 24, 2018, prior to the consummation of the Merger, we, Keryx and  Panion entered into a letter agreement, or the Panion Letter Agreement, pursuant to which Panion agreed to rescind any and all prior termination threats or notices relating to the license agreement and waived its rights to terminate the license agreement based on any breach by us of our obligation to use commercially reasonable efforts to commercialize Auryxia outside the United States until the parties execute an amendment to the license agreement, in accordance with the terms of the Panion Letter Agreement, following consummation of the Merger. On April 17, 2019, we and Panion entered into an amendment and restatement of the Panion License Agreement, or the Panion Amended License Agreement, which reflects certain revisions consistent with the terms of the Panion Letter Agreement.  See Note 4 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information regarding the Panion Amended License Agreement. Even though we entered into the Panion Amended License Agreement, there are no assurances that Panion will not allege other breaches of the Panion Amended License Agreement or otherwise attempt to terminate the Panion Amended License Agreement in the future.

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

We rely on third parties to conduct preclinical and clinical studies for our product and product candidates. If they do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to optimize the commercialization of Auryxia or obtain marketing approval for or commercialize vadadustat or any other product candidates, and our business could be substantially harmed.

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

Any of these events could cause our preclinical and clinical trials, including post-approval clinical trials, to be extended, delayed, suspended, required to be repeated or terminated, or we may receive untitled warning letters or be the subject of an enforcement action which could result in our failing to obtain marketing approval of vadadustat or any other product candidates on a timely basis, or at all, or fail to maintain marketing approval of Auryxia or any other approved products, any of which would adversely affect our business operations. In addition, if the third parties on whom we rely fail to perform effectively or terminate their engagement with us, we may need to enter into alternative arrangements, which could delay, perhaps significantly, the continued optimization of the commercialization of Auryxia and the development and commercialization of vadadustat and any other product candidates.

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

We rely on third parties to conduct all aspects of our product manufacturing. The loss of these manufacturers, their failure to supply us on a timely basis, or their failure to successfully carry out their contractual duties or comply with regulatory requirements could cause delays in our current and future capacity and substantially harm our business.

We do not have any manufacturing facilities and do not expect to independently manufacture any product or product candidates. We currently rely on third party manufacturers to produce all of our commercial, clinical and preclinical material supply. We expect to continue to rely on existing or alternative third-party manufacturers to supply our ongoing and planned preclinical and clinical trials and for commercial production. Our reliance on third party manufacturers increases the risk that we will not have sufficient quantities of our product and product candidates or the ability to obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We currently have two suppliers of Auryxia’s drug substance, one of them with two approved sites, and one supplier with three approved sites for the supply of Auryxia drug product. If any of our suppliers were to limit or terminate production, or otherwise fail to meet the quality or delivery requirements needed to supply Auryxia at adequate levels, we could experience losses of revenue that could materially and adversely impact our results of operations. We have entered into supply agreements with Esteve Química, S.A. and Patheon Inc. for the manufacture of vadadustat drug substance and drug product, respectively, for commercial use. While we intend to put additional supply arrangements in place for commercial manufacturing of vadadustat, we may be unsuccessful in doing so or achieving sufficient redundancy due to a number of factors, including that we may not be able to negotiate binding agreements at commercially reasonable terms. For example, a contract manufacturer may require a substantial financial commitment, including a commitment to fund the purchase of a new facility or equipment. If we are unsuccessful in implementing redundant supply arrangements for commercial quantities of vadadustat, if our commercial supply arrangements for Auryxia or vadadustat are terminated, or if any of our third party manufacturers is unable to fulfill the terms of their agreements with us, are subject to regulatory review, or cease their operations for any reason, it could result in delays to our marketing approval for vadadustat and risk that we would not have sufficient quantities of our product candidates and products for clinical trials and commercialization. Even if we are ultimately successful in entering into redundant supply arrangements for commercial manufacturing of vadadustat, the timing of such additional arrangements is uncertain.

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

The facilities and processes used by our third party manufacturers to manufacture Auryxia may be inspected by the FDA and other regulatory authorities at any time, and the facilities and processes used by our third party manufacturers to manufacture our product candidates will be inspected by the FDA, the EMA, PMDA and other regulatory authorities prior to or after we submit our marketing application. We do not control the manufacturing processes of, and are completely dependent on, our third party manufacturers for compliance with cGMP requirements for manufacture of certain starting materials, drug substance and finished drug product. If our third party manufacturers cannot successfully manufacture material that conforms to our specifications and regulatory requirements, we will not be able to maintain marketing approval for Auryxia or secure and/or maintain marketing approval for our product candidates. In addition, we have no control over the ability of our third party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, the EMA or other regulatory authorities do not approve the facilities being used to manufacture our product candidates, or if they withdraw any approval of the facilities being used to manufacture Auryxia or any other product candidates for which we receive marketing approval, we may need to find alternative manufacturing facilities, which would significantly impact our ability to continue commercializing Auryxia or develop, obtain marketing approval for or market our product candidates, if approved. Moreover, the failure of our third party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of Auryxia or our product candidates operating restrictions or criminal prosecutions, any of which could significantly and adversely affect the supply of Auryxia or our product candidates. Also, if our starting materials, drug substance or drug product are damaged or lost while in our third party manufacturers’ control, it may impact our ability to supply our products or product candidates and we may incur significant financial harm. In addition, Auryxia and our product candidates may compete with other products and product candidates for access to third party manufacturing facilities. A third party manufacturer may also encounter delays brought on by sudden internal resource constraints, labor disputes, or shifting regulatory protocols. Certain of these third party manufacturing facilities may be contractually prohibited from manufacturing our product candidates or products, due to exclusivity provisions in agreements with our competitors. There are a limited number of manufacturers that operate under cGMP regulations and are capable of manufacturing Auryxia and our product candidates for us.

Our current and anticipated future dependence on third parties for the manufacture of Auryxia and our product candidates may adversely affect our ability to continue to commercialize Auryxia or any product candidates that receive marketing approval on a timely and competitive basis and any future profit margins.

Third party manufacturers may be unable to manufacture our product and product candidates in sufficient quality and quantity, which would delay or prevent us from commercializing approved products and developing our product candidates.

As a result of the large quantity of materials required for Auryxia production and the large quantities of Auryxia tablets that are required for our commercial success, the continued commercial viability of Auryxia depends on adequate supply of starting materials that meet quality, quantity and cost standards and the ability of our contract manufacturers to continually produce drug substance and finished drug product on a commercial scale. Failure to achieve and maintain these levels of supply can jeopardize and prevent the successful continued commercialization of Auryxia. Moreover, issues that may arise in any scale-up and technology transfer of Auryxia and continued commercial scale manufacture of Auryxia may lead to significant delays in our development and commercial timelines and negatively impact our financial performance. For example, a production-related issue resulted in an interruption in the supply of Auryxia in the third and fourth quarters of 2016. This supply interruption negatively impacted Keryx’s revenues in 2016. Although this supply interruption was resolved and actions designed to prevent future interruptions in the supply of Auryxia have been taken, any future supply interruptions for Auryxia or any of our product candidates for which we receive marketing approval would negatively and materially impact our reputation and financial condition.

In addition, in order to complete our development of and commercialize, if approved, vadadustat and any other product candidates, we will need to work with third party manufacturers to manufacture them in large quantities. Our current and future third party manufacturers may be unable to successfully achieve commercial scale production of vadadustat or increase the manufacturing capacity of any other product candidates for the conduct of clinical trials and commercialization in a timely or cost-effective manner, if at all. In addition, quality issues may arise during scale-up activities. Any changes in our manufacturing processes as a result of scaling up may result in the need to obtain additional marketing approvals. If our third party manufacturers are unable to achieve commercial scale production or there is a need for additional marketing approvals of vadadustat or any other product candidates, or if there are difficulties in increasing the manufacturing capacity for any other product candidates, the development, marketing approval and commercialization of that product candidate may be delayed or infeasible, or ongoing commercialization may be unsuccessful, any of which could significantly harm our business.

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

•	a collaborator with marketing and distribution rights to our products may not commit sufficient resources to their marketing and distribution;
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

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as the novel coronavirus disease (COVID-19), or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties that could impair our ability to manage our businesses or result in reduced sales or delays in our clinical studies, which could have a material adverse effect on our financial results. In particular, the outbreak of COVID-19 may result in closures of CMO facilities on which we rely for the supply of our product and product candidates, which could lead to delays or disruptions in supply. The outbreak of COVID-19 could also result in potential closures of clinical trial sites on which we rely for the completion of our clinical trials. In addition, the spread of COVID-19 may result in quarantines and travel restrictions or disruption impacting our employees’ travel, including the travel of our sales professionals, and causing operational difficulties. Furthermore, healthcare facilities may limit access for non-patients, including our sales professionals, or we may advise our sales professionals to limit their visits to healthcare facilities, which could negatively impact our access to healthcare providers and, ultimately, our sales. At this point, the outbreak of COVID-19 has begun to have indeterminable adverse effects on general commercial activity and the world economy. However, the extent to which COVID-19 may impact our business and operations is uncertain. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business and our financial results.

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

FibroGen has also filed other patent applications in the United States and other countries directed to purportedly new methods of using such previously known heterocyclic carboxamide compounds for purposes of treating or affecting specified conditions, and some of these applications have since issued as patents. To the extent any such patents issue or have been issued, we may initiate opposition or other legal proceedings with respect to such patents. We discuss the status of the opposition and/or invalidation proceedings against certain FibroGen patents in Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K.

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

We, our collaborators, contractors and other third-parties rely significantly upon information technology, and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.  In addition, we and our collaborators, contractors and other third parties rely on information technology networks and systems, including the Internet, to process, transmit and store clinical trial data, patient information, and other electronic information, and manage or support a variety of business processes, including operational and financial transactions and records, personal identifying information, payroll data and workforce scheduling information. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of company and customer information.

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

Companies and other entities and individuals have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access to systems and information. These threats can come from a variety of sources, ranging in sophistication from individual hackers to state-sponsored attacks. Cyber threats may be broadly targeted, or they may be custom-crafted against our information systems or those of our vendors or third party service providers. A security breach, cyber-attack or unauthorized access of our clinical data or other data could damage the integrity of our clinical trials, impact our regulatory filings, cause significant risk to our business, compromise our ability to protect our intellectual property, and subject us to regulatory actions, including under the GDPR and CCPA discussed elsewhere in these risk factors and the privacy or security rules under federal, state, or other local laws outside of the U.S. protecting confidential or personal information, that could be expensive to defend and could result in significant fines or other penalties. Cyber-attacks can include malware, computer viruses, hacking or other unauthorized access or other significant compromise of our computer, communications and related systems. Although we take steps to manage and avoid these risks and to be prepared to respond to attacks, our preventive and any remedial actions may not be successful and no such measures can eliminate the possibility of the systems’ improper functioning or the improper access or disclosure of confidential or personally identifiable information such as in the event of cyber-attacks. Security breaches, whether through physical or electronic break-ins, computer viruses, ransomware, impersonation of authorized users, attacks by hackers or other means, can create system disruptions or shutdowns or the unauthorized disclosure of confidential information.

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

Such attacks, whether successful or unsuccessful, or other compromises with respect to our information security and the measures we implement to prevent, detect and respond to them, could result in our incurring significant costs related to, for example, rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages or fines, or taking other remedial steps with respect to third parties, inadvertent diversion of cash, divert the attention of our management and key information technology resources, disrupt key business operations, harm our reputation and deter business partners from working with us. A compromise with respect to our information security could lead to public exposure of personal information of our clinical trial subjects, Auryxia patients and others, and negative publicity. Publicity about vulnerabilities and attempted or successful incursions could damage the integrity of our studies or delay their completion. If a compromise to our information security were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, any loss of clinical trial data could result in delays in our regulatory approval efforts for our product candidates and significantly increase our costs to recover or reproduce the data.  In addition, such attacks could compromise our ability to protect our trade secrets and proprietary information from unauthorized access or misappropriation and a loss of, or damage to, our data or marketing applications. Inappropriate public disclosure of confidential or proprietary information could subject us to liability and cause delays in our product research, development and commercialization efforts. We currently do not maintain cybersecurity insurance to protect against losses due to security breaches.

Any failure to maintain proper functionality and security of our internal computer and information systems could result in a loss of, or damage to, our data or marketing applications or inappropriate disclosure of confidential or proprietary information, interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, under a variety of federal, state or other applicable privacy laws, such as HIPAA, the GDPR, or state data protection laws including the CCPA, harm our competitive position and delay the further development and commercialization of our products and product candidates, or impact our relationships with Auryxia patients.

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

We are conducting global clinical trials in countries where corruption is prevalent, and violations of any of these laws by our personnel or by any of our vendors or agents, such as our CROs or CMOs, could have a material adverse impact on our clinical trials and our business and could result in criminal or civil fines and sanctions. We are subject to complex laws that govern our international business practices. These laws include the FCPA, which prohibits U.S. companies and their intermediaries, such as CROs or CMOs, from making improper payments to foreign government officials for the purposes of obtaining or keeping business or to obtain any kind of advantage for the company. The FCPA also requires companies to keep accurate books and records and maintain adequate accounting controls. A number of past and recent FCPA investigations by the Department of Justice and the U.S. Securities and Exchange Commission have focused on the life sciences sector.

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

The laws and regulations referenced above may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, or if any such action is instituted against our employees, consultants, vendors or principal investigators, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, curtailment of our operations, disclosure of our confidential information and imprisonment, any of which could adversely affect our ability to operate our business and our results of operations.

We may encounter difficulties in managing our growth and expanding our operations successfully.

As we commercialize Auryxia and advance our product candidates through development and commercialization, we have expanded and may need to further expand our clinical, medical, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. In addition, we may encounter difficulties in managing the expanded operations of a larger and more complex company following the Merger as well as challenges associated with managing an increasingly diversified business.

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

Our stock price has been and will likely continue to be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Global Market has ranged from a low of $2.99 on November 13, 2019 to a high of $31.00 on June 20, 2014. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, developments related to and results of our clinical studies, developments related to our regulatory submissions, developments related to our ability to commercialize Auryxia and any other approved product candidates, announcements by us or our competitors of significant mergers, acquisitions, licenses, strategic collaborations, joint ventures, collaborations or capital commitments, negative publicity around Auryxia, vadadustat or any other product or  product candidate, the results of competitive clinical trials, products or technologies, regulatory or legal developments in the United States and other countries, developments or disputes concerning patent applications, issued patents or other proprietary rights, the recruitment or departure of key personnel, the level of expenses related to Auryxia, vadadustat or any other product or product candidate or clinical development programs, actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts, variations in our financial results or those of companies that are perceived to be similar to us, changes in the structure of healthcare payment systems, market conditions in the pharmaceutical and biotechnology sectors, general economic, industry and market conditions and others beyond our control. As a result of this volatility, our shareholders may not be able to sell their common stock at or above the price at which they purchased it.

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

According to the most recent filings made under Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Baupost Group Securities, L.L.C., or Baupost, beneficially owned approximately 16% of our outstanding common stock, and our former director Muneer Satter, beneficially owned approximately 3% of our outstanding common stock. Subject to certain restrictions, Baupost and Mr. Satter are able to sell their shares of common stock in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended. In addition, pursuant to our registration rights agreement with Baupost and our Fourth Amended and Restated Investors’ Rights Agreement, as amended, with Mr. Satter, Baupost and Mr. Satter have the right, subject to certain conditions and with certain exceptions, to require us to file registration statements covering the shares common stock they own or to include their shares in registration statements that we may file or in public offerings of our shares of common stock. Following their registration and sale under the applicable registration statement, those shares would become freely tradable. By exercising their registration rights and selling a large number of shares of common stock, Baupost and Mr. Satter could cause the price of our common stock to decline.

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

Sales of substantial amounts of shares of our common stock or other securities by our employees or our other shareholders or by us under our universal shelf registration statement, pursuant to at-the-market offerings, or otherwise could dilute our stockholders, lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Insiders and significant stockholders could cause us to take actions that may not be, or refrain from taking actions that may be, in our best interest or in the best interest of all of our stockholders.

As of December 31, 2019, we believe that our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 2% of our outstanding common stock. In addition, we have certain significant stockholders, including Baupost, which beneficially owned approximately 16% of our outstanding common stock according to the most recent filings made under Section 13(d) and 13(g) of the Exchange Act. As a result, if certain significant stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs, such as:

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

As a public company, and particularly on and after December 31, 2019 when we ceased to be an “emerging growth company”, we will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, or the SOX Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly, especially since, as of December 31, 2019, we are no longer an “emerging growth company” and we therefore may no longer take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are “emerging growth companies”.

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

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act or fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the SOX Act, or Section 404, or any testing by our independent registered public accounting firm, which became required as of December 31, 2019, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. As a larger company following the Merger, implementing and maintaining effective controls may require more resources, and we may encounter internal control integration difficulties. For example, as of December 31, 2019, management and our independent registered public accounting firm concluded that our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting relating to our inventory process. No adjustments to our current or prior period financial statements were required as a result of this material weakness. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. Although we expect to remediate this material weakness in the short term, we may not be successful in our efforts to do so.

We will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to remediate control deficiencies and improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner each year, we could be subject to sanctions or investigations by the Securities and Exchange Commission, the Nasdaq Stock Market or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

Our corporate headquarters are located in Cambridge, Massachusetts. We currently lease approximately 65,167 square feet of office and lab space in Cambridge, Massachusetts, and 27,300 square feet of office space in Boston, Massachusetts. Excluding renewal options, the lease for the Cambridge, Massachusetts office space expires on September 11, 2026, the lease for the Cambridge, Massachusetts lab space expires on November 30, 2021, and the lease for the Boston, Massachusetts office space expires on February 28, 2023. In September 2019, Keryx entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms for our future growth.

Item 3.	Legal Proceedings

Legal Proceedings Relating to Vadadustat

Opposition Proceedings Against Patents Covering Vadadustat

In July 2011, a third party filed an opposition to our issued European Patent No. 2044005, or the ’005 EP Patent, in the European Patent Office, or the EPO. During the oral proceedings, which took place on April 10, 2013, the Opposition Division of the EPO maintained the ’005 EP Patent. This decision resulted in the maintenance of a claim directed to a compound chosen from a group of eight compounds, including vadadustat, as well as claims to compositions and methods for treating various diseases, including, but not limited to, anemia. Both parties appealed the decision of the Opposition Division of the EPO. On February 27, 2018, we withdrew the ’005 EP Patent from appeal and filed a divisional patent application to pursue a focused claim set that includes claims for vadadustat, as well as pharmaceutical compositions and methods of treating anemia.

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

On June 22, 2018, we and our collaboration partner in Japan, Mitsubishi Tanabe Pharma Corporation, or MTPC, jointly filed a Request for Trial before the JPO to challenge the validity of one of FibroGen’s HIF-related patents in Japan, JP4845728. On July 20, 2018 and August 13, 2018, we and MTPC jointly filed a Request for Trial before the JPO to challenge the validity of two additional FibroGen HIF-related patents in Japan, JP5474872 and JP5474741, respectively. On September 26, 2019, the JPO conducted an invalidation trial for JP5474872 and JP4845728. On November 11, 2019, the JPO conducted an invalidation trial for JP5474741. On February 10, 2020, the JPO issued a pre-notice of a trial decision for JP4845728, which invalidated all claims except two claims in amended form, which we believe will not prevent our collaboration partner MTPC from launching vadadustat for the treatment of anemia due to CKD in Japan.

On December 13, 2018, we and our collaboration partner, Otsuka Pharmaceutical Co. Ltd., or Otsuka, filed Particulars of Claim in the Patents Court of the United Kingdom, or the UK, to challenge the validity of FibroGen’s six HIF-related patents in the UK: the ’823 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), the ’155 EP Patent (UK), European Patent (UK) No. 2,289,531, or the ’531 EP Patent (UK), and European Patent (UK) No. 2,298,301, or the ’301 EP Patent (UK).  In May 2019, Astellas Pharma Inc., or Astellas, the exclusive licensee of FibroGen’s HIF-related patents, sued Akebia and Otsuka for patent infringement in the Patents Court of the UK. In September 2019, we and Otsuka filed an Amended Particulars of Claim to include FibroGen’s European Patent No. 1487472, or the ’472 EP Patent (UK). On February 28, 2020, the parties agreed to dismiss the ’472 EP Patent (UK) from the trial. A trial is currently ongoing.

Legal Proceedings Relating to Auryxia

ANDA Litigation

On October 31, 2018, November 6, 2018, December 24, 2018 and February 4, 2019, Keryx received Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the U.S. Food and Drug Administration, or FDA, by Lupin Atlantis Holdings SA, or Lupin, Teva Pharmaceuticals USA, Inc., or Teva, Chemo Research S.L., or Chemo, and Mylan Pharmaceuticals Inc., or Mylan, respectively, requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet). On December 13, 2018, Keryx and its licensors, Panion & BF Biotech, Inc., or Panion, and Chen Hsing Hsu, M.D., filed a complaint for patent infringement against Lupin and Lupin Ltd., or the Lupin Defendants, in the United States District Court for the District of Delaware, or the Delaware District Court, arising from Lupin’s ANDA filing with the FDA. On December 19, 2018, Keryx and Panion filed a complaint for patent infringement against Teva and Teva Pharmaceutical Industries Limited, or the Teva Defendants, in the Delaware District Court arising from Teva’s ANDA filing with the FDA. On February 1, 2019, Keryx, Panion and Dr. Hsu filed a complaint for patent infringement against Chemo and Insud Pharma S.A., or the Chemo Defendants, in the Delaware District Court arising from Chemo’s ANDA filing with the FDA. On March 15, 2019, Keryx, Panion and Dr. Hsu filed a complaint for patent infringement against Mylan in the United States District Court for the Northern District of West Virginia arising from Mylan’s ANDA filing with the FDA. On April 18, 2019, Keryx, Panion and Dr. Hsu filed a motion with the Judicial Panel on Multidistrict Litigation seeking to consolidate these four cases in the Delaware District Court for pretrial proceedings.

On March 29, 2019, April 2, 2019, and April 12, 2019, Keryx received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA by Lupin Ltd., Watson Laboratories, Inc., or Watson, a wholly-owned, indirect subsidiary of Teva, and Par Pharmaceutical, Inc., or Par, an Endo International company, or Endo, respectively, requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet). On May 10, 2019, Keryx, Panion and Dr. Hsu filed a complaint for patent infringement against Lupin Ltd. in the Delaware District Court arising from Lupin Ltd.’s ANDA filing with the FDA. On May 10, 2019, Keryx and Panion filed a complaint for patent infringement against Watson and the Teva Defendants, or the Watson Defendants, in the Delaware District Court arising from Watson’s ANDA filing with the FDA. On May 15, 2019, Keryx and Panion filed a complaint for patent infringement against the Watson Defendants in the United States District Court for the District of Nevada, or the Nevada District Court, from Watson’s ANDA filing with the FDA. On May 23, 2019, Keryx and Panion filed a complaint for patent infringement against Par in the Delaware District Court arising from Par’s ANDA filing with the FDA. On May 24, 2019, Keryx and Panion filed a complaint for patent infringement against Par, in the United States District Court for the Southern District of New York, or the Southern New York District Court, arising from Par’s ANDA filing with the FDA. On June 4, 2019, Keryx and Panion filed a notice of voluntary dismissal to dismiss the suit in the Nevada District Court in view of the Watson Defendants’ consent to venue of the Delaware District Court. On June 26, 2019, Keryx, Panion and Dr. Hsu notified the Judicial Panel on Multidistrict Litigation of additional actions in the Delaware District Court against the Lupin Defendants and the Watson Defendants. On July 31, 2019, the Judicial Panel on Multidistrict Litigation issued an order to consolidate all of our ANDA cases in Delaware District Court for pretrial proceedings. On August 26, 2019, Keryx filed an amended complaint against the Lupin Defendants in the Delaware District Court arising from the Lupin Defendants’ ANDA filings with the FDA. On September 19, 2019, the Delaware District court set a trial date for February 8, 2021.

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

CMS Litigation

On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts, or the Massachusetts District Court, against Centers for Medicare & Medicaid Services, or CMS, the U.S. Department of Health and Human Services, Alex M. Azar II in his official capacity as Secretary of Health and Human Services, and Seema Verma in her official capacity as administrator for CMS challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or the IDA Indication, and CMS’s related decision that imposed a prior authorization requirement for Auryxia in the treatment of adult patients with CKD on dialysis, or the Hyperphosphatemia Indication. On October 29, 2019, we filed a motion for a preliminary injunction asking the court to provide relief while the lawsuit is pending, specifically, to restore coverage for Auryxia when used for the IDA Indication, and to remove the prior authorization requirement for Auryxia when used for the Hyperphosphatemia Indication. In the alternative, we filed a motion for summary judgment with the court asking it to decide the case on the merits now in our favor. On February 4, 2020, the court denied our request for a preliminary injunction. We filed an expedited appeal with the Court of Appeals for the First Circuit challenging the district court’s denial of our motion for a preliminary injunction. The appeal is currently pending.

Shareholder Litigation Relating to Auryxia Supply

Four putative class action lawsuits were filed against Keryx Biopharmaceuticals, Inc., or Keryx, and certain of its former officers (Gregory P. Madison, Scott A. Holmes, Ron Bentsur, and James Oliviero) and consolidated in the Massachusetts District Court, captioned Karth v. Keryx Biopharmaceuticals, Inc., et al. (filed October 26, 2016, with an amended complaint filed on February 27, 2017). Plaintiff sought to represent all stockholders who purchased shares of Keryx common stock between May 8, 2013 and August 1, 2016. The complaint alleges that Keryx and the named individual defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning Keryx, its supplier relationships, and future prospects, and that the allegedly misleading statements were not made known to the market until Keryx’s August 1, 2016 announcement of an interruption in its supply of Auryxia. By order dated July 19, 2018, the Massachusetts District Court granted in part and denied in part the defendants’ motion to dismiss the complaint. On February 27, 2019, defendants filed a motion for judgment on the pleadings.  On April 30, 2019, plaintiff filed a motion to further amend his complaint, and also moved for class certification.  The Massachusetts District Court heard oral argument on the motions for judgment on the pleadings and class certification on June 19, 2019.

On September 23, 2019, the Massachusetts District Court issued a Memorandum and Order denying plaintiff’s motion for class certification, granting defendants’ motion for judgment on the pleadings, and denying plaintiff’s motion for leave to further amend his Complaint.  That same day, the Massachusetts District Court entered a final judgment in favor of defendants on all claims.  On September 24, 2019, plaintiff filed a notice of appeal.  Plaintiff tendered his appeal brief for filing on December 16, 2019 and tendered a corrected version of such brief on December 30, 2019. The Court of Appeals for the First Circuit has not yet set a deadline for Defendants’ appeal brief or set an oral argument date for the appeal.

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

Other Matters

On June 28, 2018, we entered into an Agreement and Plan of Merger with Keryx and Alpha Therapeutics Merger Sub, Inc., or the Merger Sub, pursuant to which the Merger Sub would merge with and into Keryx, with Keryx becoming a wholly owned subsidiary of ours, or the Merger. On December 12, 2018, we completed the Merger. In October and November 2018, four purported shareholders of Keryx filed four separate putative class actions, or the Merger Securities Actions, against Keryx, a former officer and director of Keryx (Jodie P. Morrison, who is now a director of ours), former directors of Keryx (Kevin J. Cameron, Mark J. Enyedy, Steven C. Gilman, Michael T. Heffernan, Daniel P. Regan and Michael Rogers, some of whom are current members of our Board of Directors), and, with respect to the Rosenblatt action discussed below, the Merger Sub and Akebia, challenging the disclosures made in connection with the Merger.

Three of the Merger Securities Actions were filed in the Delaware District Court: Corwin v. Keryx Biopharmaceuticals, Inc., et al. (filed October 16, 2018); Van Hulst v. Keryx Biopharmaceuticals, Inc., et al. (filed October 24, 2018); and Andreula v. Keryx Biopharmaceuticals, Inc., et al. (filed November 1, 2018). The fourth Merger Securities Action was filed in the Massachusetts District Court: Rosenblatt v. Keryx Biopharmaceuticals, Inc., et al. (filed October 23, 2018). On February 19, 2019, the plaintiff in the Rosenblatt action filed a notice of voluntary dismissal of the action without prejudice. On March 27, 2019, the plaintiff in the Van Hulst action filed a notice of voluntary dismissal of the action without prejudice.

On April 2, 2019, the Delaware District Court granted Abraham Kiswani, a member of the putative class in both the Andreula and Corwin actions, and plaintiff John Andreula’s motion to consolidate the remaining two Merger Securities Actions pending in the Delaware District Court and consolidated the Corwin and Andreula cases under the caption In re Keryx Biopharmaceuticals, Inc., or the Consolidated Action. The Delaware District Court also appointed Kiswani and plaintiff Andreula as lead plaintiffs for the Consolidated Action. On June 3, 2019, the lead plaintiffs filed a consolidated amended complaint in the Consolidated Action, or the Consolidated Complaint. The Consolidated Complaint generally alleges that the registration statement filed in connection with the Merger contained allegedly false and misleading statements or failed to disclose certain allegedly material information in violation of Section 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 14a-9 promulgated thereunder. The alleged misstatements or omissions relate to (i) certain financial projections for Keryx and Akebia and certain financial analyses performed by our advisors and (ii) any alleged negotiations that may have taken place regarding the conversion of certain convertible notes of Keryx in connection with the Merger. The Consolidated Complaint seeks compensatory and/or rescissory damages, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 thereunder, and an award of lead plaintiffs’ costs, including reasonable allowance for attorneys’ fees and experts’ fees. The defendants in the Consolidated Action moved to dismiss the Consolidated Complaint in its entirety on August 2, 2019. Briefing on the defendants’ motion to dismiss was completed on November 20, 2019, and a decision on the motion to dismiss has not yet been issued.

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

Holders

At March 1, 2020, there were approximately 30 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

Set forth below is a graph comparing the total cumulative returns of Akebia Therapeutics, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes $100 was invested on December 31, 2014 in our common stock and each of the indices and that all dividends, if any, are reinvested. The performance shown represents past performance and should not be considered an indication of future performance.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below for the years ended December 31, 2019, 2018 and 2017 and as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the years ended December 31, 2016 and 2015 and as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K. You should read these data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K under the captions “Financial Statements and Supplementary Data.” The selected financial data in this section are not intended to replace our consolidated financial statements and related notes and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Consolidated statements of operations data:
Revenues:
Product revenue, net	$111,119	$6,824	$—	$—	$—
License, collaboration and other revenue	223,882	200,918	181,227	1,535	—
Total revenues	335,001	207,742	181,227	1,535	—

Cost of goods sold	145,336	7,768	—	—	—
Operating expenses	475,953	378,135	257,901	137,995	61,513
Loss from operations	(286,288)	(178,161)	(76,674)	(136,460)	(61,513)
Other income (expense), net	(2)	6,235	3,003	713	797
Benefit for income taxes	(6,631)	(28,338)	—	—	—
Net loss	$(279,659)	$(143,588)	$(73,671)	$(135,747)	$(60,716)
Net loss per share applicable to common stockholders— basic and diluted(1)	$(2.36)	$(2.47)	$(1.69)	$(3.60)	$(2.29)
Weighted-average number of common shares used in net loss per share applicable to common stockholders— basic and diluted	118,395,919	58,038,252	43,500,795	37,716,949	26,469,170

(1)

See Note 2 of the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of the method used to calculate basic and diluted net loss per share of common stock.

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and available for sale securities	$147,694	$321,640	$317,792	$260,343	$138,454
Working capital	101,415	202,582	217,250	182,053	129,149
Total assets	771,201	996,540	364,257	300,216	142,940
Accumulated deficit	(794,054)	(514,395)	(370,807)	(297,136)	(161,389)
Total stockholders’ equity	394,757	635,928	122,574	68,120	130,998

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Operating Overview

We are a biopharmaceutical company focused on the development and commercialization of renal therapeutics for people living with kidney disease. Our portfolio includes a late-stage product candidate and a commercial product:

•

Vadadustat is an investigational, oral hypoxia-inducible factor prolyl hydroxylase inhibitor, or HIF-PHI, in global Phase 3 development for two indications: (1) anemia due to chronic kidney disease, or CKD, in adult patients on dialysis, or DD-CKD, and (2) anemia due to CKD in adult patients not on dialysis, or NDD-CKD. We believe vadadustat has the potential to set a new oral standard of care for patients with anemia due to CKD, subject to regulatory approval. Vadadustat is designed to mimic the physiologic effect of altitude on oxygen availability. At higher altitudes, the body responds to lower oxygen availability with stabilization of hypoxia-inducible factor, or HIF, which can lead to red blood cell, or RBC, production and improved oxygen delivery to tissues.

•

Auryxia® (ferric citrate) is approved and marketed in the United States for two indications: (1) the control of serum phosphorus levels in adult patients with DD-CKD, or the Hyperphosphatemia Indication, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with NDD-CKD, or the IDA Indication. Ferric citrate is also approved and marketed in Japan as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, under the trade name Riona® (ferric citrate hydrate).

If the results of our global Phase 3 studies for vadadustat are positive, we plan to file for regulatory approval in the United States and other regions. In connection with our plan to file for regulatory approval for vadadustat in the United States, we entered into a letter agreement on February 14, 2020, or the Letter Agreement, with Vifor (International) Ltd., or Vifor Pharma, relating to Vifor Pharma’s agreement with a third party to purchase a Priority Review Voucher, or the PRV, issued by the U.S. Food and Drug Administration, or FDA, subject to satisfaction of customary closing conditions, or the PRV Purchase. A PRV entitles the holder to priority review of a New Drug Application, or NDA, or a Biologics License Application for a new drug, which reduces the target FDA review time to six months after official acceptance of the submission, and could lead to expedited approval. Pursuant to the Letter Agreement, we will pay Vifor Pharma $10.0 million within fifteen business days after the closing of the PRV Purchase. Vifor Pharma is obligated to retain all rights to, and maintain the validity of, the PRV until we and Vifor Pharma (a) enter into a definitive agreement setting forth the financial and other terms by which Vifor Pharma will assign the PRV to us for use with our planned NDA for vadadustat for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD patients, or (b) make a mutual decision to sell the PRV and share the proceeds based on certain terms.

We plan to commercialize vadadustat, subject to FDA approval, in the United States with our existing nephrology-focused commercial organization, while also leveraging our collaboration with Otsuka Pharmaceutical Co. Ltd., or Otsuka, and its U.S. commercial organization. We also granted Otsuka exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. In Japan and certain other countries in Asia, we granted Mitsubishi Tanabe Pharma Corporation, or MTPC, exclusive rights to commercialize vadadustat, subject to marketing approvals. In addition, we granted Vifor Pharma an exclusive license to sell vadadustat solely to Fresenius Kidney Care Group LLC, or FKC, which manages approximately 40% of the dialysis patients in the United States, at its U.S. dialysis clinics, and to certain third party dialysis organizations in the United States, approved by us, or Third Party Dialysis Organizations, which account for up to an additional 20% of the dialysis market in the United States. The license granted to Vifor Pharma would be effective upon FDA approval of vadadustat in the DD-CKD indication, the earlier of a determination by the Centers for Medicare & Medicaid Services, or CMS, that vadadustat will be included in Medicare’s bundled reimbursement model or that vadadustat will be reimbursed using the Transitional Drug Add-On Payment Adjustment, or TDAPA, and a milestone payment by Vifor Pharma.

We market Auryxia in the United States with our well-established, nephrology-focused commercial organization. Our Japanese sublicensee, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona in Japan.

Auryxia is our only product approved for sale in the United States and it generated approximately $111.1 million in revenue from U.S. product sales during the year ended December 31, 2019. We have funded our operations primarily through equity offerings, strategic collaborations and debt.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $279.7 million, $143.6 million and $73.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Substantially all of our net losses resulted from costs incurred in connection with our development efforts relating to vadadustat, including preparing for and conducting clinical studies of vadadustat, providing general and administrative support for these operations and protecting our intellectual property.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our product revenue from Auryxia and, if approved, vadadustat, and our ability to obtain additional funding. We expect to continue to incur significant expenses if and as we:

•

conduct our development program of vadadustat for the treatment of anemia due to CKD, including PRO2TECT and INNO2VATE and other ongoing or planned studies with respect to vadadustat, and develop plans for and conduct the preclinical and clinical development of any other potential product candidates;

•

continue our commercialization activities for Auryxia and plan for the commercialization of vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired;

•	continue our integration activities as a result of our merger, or the Merger, with Keryx Biopharmaceuticals, Inc., or Keryx;
•

seek marketing approvals for our product candidates that successfully complete clinical studies, and maintain marketing approvals for Auryxia and any product candidate for which we obtain marketing approval, including complying with any post-marketing regulatory requirements;

•	have our product candidates manufactured for clinical trials and for commercial sale;
•	initiate any post-marketing approval studies, Phase 4 studies or any other clinical trials for Auryxia or any other product, including those that may be in-licensed or acquired;
•	seek to discover additional product candidates;
•

engage in transactions, including strategic, merger, collaboration, acquisition and licensing transactions, pursuant to which we would market and develop commercial products, or develop and commercialize other product candidates and technologies;

•	make royalty, milestone or other payments under our license agreements and any future license agreements;
•	maintain, protect and expand our intellectual property portfolio;
•	attract and retain skilled personnel;
•

continue to create additional infrastructure and expend additional resources to support our operations as a public company, including any additional infrastructure and resources necessary to support the transition from our prior status as an emerging growth company; and

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

From inception through December 31, 2019, we raised approximately $494.6 million of net proceeds from the sale of equity including $377.4 million from various underwritten public offerings, $67.2 million from at-the-market offerings, or ATM offerings, pursuant to sales agreements with Cantor Fitzgerald & Co and $50.0 million from the sale of 3,571,429 shares of common stock to Vifor Pharma. In addition, on November 11, 2019, we entered into a loan agreement, or the Loan Agreement, with funds managed by Pharmakon Advisors LP, or Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. On November 25, 2019, we drew down the first tranche of $80.0 million from the Term Loans and received net proceeds of $77.3 million. Subsequent to December 31, 2019 and through February 4, 2020, we raised $56.7 million from ATM offerings.  At inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to an aggregate of approximately $573.0 million or more in cost-share funding, which we generally continue to receive on a quarterly prepaid basis, and license payments. Of these commitments, we received approximately $272.0 million at the onset of the collaboration agreements.

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

We expect our revenue to continue to be generated primarily from our collaborations with Otsuka and MTPC and any other collaborations into which we may enter, as well as commercial sales of Auryxia in the United States, and royalty revenue from JT and Torii.

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

As a result of the Merger and the application of purchase accounting, costs of goods sold also includes amortization expense associated with the fair value of the developed product rights for Auryxia, which is being amortized over nine years, as well as expense associated with the fair value inventory step-up, which we expect to incur over approximately two and a half years from the date of the Merger.

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

From inception through December 31, 2019, we have incurred $1,076.8 million in research and development expenses. We expect to have significant research and development expenditures for the foreseeable future as we continue the development of vadadustat and any other product candidates.

Our direct research and development expenses consist principally of external costs, such as fees paid to clinical trial sites, consultants, central laboratories and CROs in connection with our clinical studies, and drug substance and drug product manufacturing for clinical studies.

We currently have four clinical trials for our global Phase 3 clinical program for vadadustat to which the majority of our research and development costs are attributable. A significant portion of our research and development costs have been external costs, which we track on a program-by-program basis. These external costs include fees paid to investigators, consultants, central laboratories and contract research organizations in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials. Our internal research and development costs are primarily personnel-related costs, depreciation and other indirect costs. We do not track our internal research and development expenses on a program-by-program basis as they are deployed across multiple projects under development.

Prior to 2019, we did not track or record our external research and development expenses on a program-by-program basis. The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the year ended December 31, 2019:

Year ended December 31,
2019
(in thousands)
Vadadustat external costs	$253,259
External costs for other programs	20,311
Total external research and development expenses	273,570

Headcount, consulting, facilities and other	49,399
Total research and development expenses	$322,969

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

	Year ended December 31,		Increase
	2019	2018	(Decrease)
	(In Thousands)
Revenues:
Product revenue, net	$111,119	$6,824	$104,295
License, collaboration and other revenue	223,882	200,918	22,964
Total revenues	335,001	207,742	127,259
Cost of goods sold:
Product	108,935	6,251	102,684
Amortization of intangible assets	36,401	1,517	34,884
Total cost of goods sold	145,336	7,768	137,568
Operating expenses:
Research and development	322,969	291,007	31,962
Selling, general and administrative	149,455	87,061	62,394
License expense	3,529	67	3,462
Total operating expenses	475,953	378,135	97,818
Operating loss	(286,288)	(178,161)	108,127
Other income (expense), net	(2)	6,235	(6,237)
Net loss before income taxes	(286,290)	(171,926)	114,364
Benefit from income taxes	(6,631)	(28,338)	(21,707)
Net loss	$(279,659)	$(143,588)	$136,071

Product Revenue, Net. Net product revenue is derived from sales of our sole commercial product, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. We began recording product revenue on sales of Auryxia in the United States on December 12, 2018 following the consummation of the Merger. Net product revenue was $111.1 million for the year ended December 31, 2019 and $6.8 million for the period from December 12, 2018 through December 31, 2018. This increase as compared to the period from December 12, 2018 through December 31, 2018 was due to net product revenue associated with Auryxia, as there was no comparable net product revenue in the period from January 1, 2018 through December 11, 2018 prior to the Merger.

In September 2018, the Centers for Medicare & Medicaid Services, or CMS, decided that Auryxia would not be covered by Medicare for the IDA Indication. While this decision does not impact CMS coverage of the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use in the Hyperphosphatemia Indication. On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts against CMS and the U.S. Department of Health and Human Services challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the IDA Indication and CMS’s related decision that imposed a prior authorization requirement for Auryxia in the Hyperphosphatemia Indication. See Part I, Item 3. Legal Proceedings for further information. While we believe that the vast majority of the Medicare prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Medicare with prior authorization, the prior authorization requirement and the CMS decision have had and will continue to have an adverse impact on the sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication, and ultimately on the timing and number of prescriptions and Auryxia product revenue. Sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication have been negatively impacted, and may continue to be negatively affected, as a result of the CMS decision. Even if we are successful in overturning the CMS decision, the negative impact that the original decision had on the growth of sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication will continue, although less significantly than if the CMS decision is not overturned.

License, collaboration and other revenue. License, collaboration and other revenue was $223.9 million for the year ended December 31, 2019, compared to $200.9 million for the year ended December 31, 2018. We recognized $216.9 million in collaboration revenue for the year ended December 31, 2019 from our cost sharing arrangement under the Otsuka collaboration agreement for the U.S., or the Otsuka U.S. Agreement, the Otsuka collaboration agreement for certain territories outside the U.S., or the Otsuka International Agreement, as well as revenue recognized in connection with our collaboration agreement with MTPC, or the MTPC Agreement. We recognized $200.5 million in collaboration revenue for the year ended December 31, 2018 from our cost sharing arrangement under the Otsuka U.S. Agreement, the Otsuka International Agreement, as well as revenue recognized in connection with the MTPC Agreement. The increase in revenue between the two periods was primarily attributable to an additional $15.7 million of revenue recognized under both the Otsuka U.S. Agreement and Otsuka International Agreement and an additional $0.7 million of revenue recognized in connection with the MTPC Agreement. The remaining variance is primarily due to an increase in license revenue relating to our sublicense agreement with JT and Torii and includes license fees and royalties on net product sales of Riona in Japan. We expect our collaboration revenue to decrease in the near term as our PRO2TECT and INNO2VATE studies near completion.

Cost of Goods Sold - Product. Cost of goods sold of $108.9 million for the year ended December 31, 2019 consists primarily of costs associated with the manufacturing of Auryxia and a $70.4 million charge related to the fair-value inventory step-up from the application of purchase accounting. Cost of goods sold of $6.3 million for the period from December 12, 2018 through December 31, 2018 consists primarily of costs associated with the manufacturing of Auryxia and a $4.8 million charge related to the fair-value inventory step-up from the application of purchase accounting. This increase as compared to the period from December 12, 2018 through December 31, 2018 was due to costs associated with Auryxia, as there were no comparable costs in the period from January 1, 2018 through December 11, 2018 prior to the Merger.

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia. This intangible asset is being amortized over its estimated useful life of approximately nine years using a straight-line method. Amortization of intangibles for the years ended December 31, 2019 and 2018 was $36.4 million and $1.5 million, respectively.

Research and Development Expenses. Research and development expenses were $323.0 million for the year ended December 31, 2019, compared to $291.0 million for the year ended December 31, 2018. The net increase of $32.0 million was due to the following:

(in millions)
Vadadustat development expenses	(5.3)
Headcount, consulting and facilities	24.1
Other research and development	13.2
Total net increase	$32.0

The decrease in the costs related to the development of vadadustat is primarily attributable to a decrease in external costs related to other supporting clinical and preclinical activities, as well as regulatory activities, and a decrease in costs for the Japan Phase 2 studies, which were completed in 2018. There was also a decrease in external costs for the PRO2TECT and INNO2VATE Phase 3 program and a decrease in costs related to the manufacture of drug substance and drug product. The overall increase in research and development expenses is primarily impacted by increases in headcount and consulting costs to support our research and development programs. Although we expect our research and development expenses in 2020 to decrease as PRO2TECT and INNO2VATE near top line data readout, we will continue to incur significant research and development expenses in future periods in support of our global Phase 3 program and other studies for vadadustat and development of our other product candidates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $149.5 million for the year ended December 31, 2019, compared to $87.1 million for the year ended December 31, 2018. The increase of $62.4 million was primarily due to commercialization costs associated with Auryxia as there were no comparable commercialization costs during the first eleven months of 2018, and an increase in costs to support our research and development programs. In 2020, we expect our selling, general and administrative expenses for our ongoing commercialization of Auryxia and our ongoing research and development and potential commercialization of vadadustat and other product candidates to be relatively consistent with 2019.

License Expenses. License expense related to royalties due to Auryxia relating to sales of Riona in Japan were $3.5 million for the year ended December 31, 2019, compared to $67,000 for the year ended December 31, 2018. The increase of $3.4 million was primarily due to no license expense in the period from January 1, 2018 through December 11, 2018 prior to the Merger.

Other Expense, Net. Other expense, net, was $2,000 for the year ended December 31, 2019, compared to $6.2 million of other income, net for the year ended December 31, 2018. The change to other expense, net was primarily due to interest expense associated with our Line of Credit with Silicon Valley Bank, or SVB, in the first quarter of 2019 and interest expense associated to our Term Loans in the fourth quarter of 2019 offset by interest income from investment balances during the year ended December 31, 2019. We did not have similar expenses during the year ended December 31, 2018.

Benefit for Income Taxes. Benefit for income taxes was $6.6 million for the year ended December 31, 2019 due to a decrease in our net deferred tax liabilities, or DTLs. During the year ended December 31, 2019, there was an increase in deferred tax assets associated with the state net operating loss generated during the period. This increase in deferred tax assets reduced our net DTLs which created a benefit from income taxes for the year ended December 31, 2019.

Comparison of the Years Ended December 31, 2018 and 2017

	Year ended December 31,		Increase
	2018	2017	(Decrease)
		(In Thousands)
Revenues:
Product revenue, net	$6,824	$—	$6,824
License, collaboration and other revenue	200,918	181,227	19,691
Total revenues	207,742	181,227	26,515
Cost of goods sold:
Product	6,251	—	6,251
Amortization of intangibles	1,517	—	1,517
Total cost of goods sold	7,768	—	7,768
Operating expenses:
Research and development	291,007	230,893	60,114
Selling, general and administrative	87,061	27,008	60,053
License expense	67	—	67
Total operating expenses	378,135	257,901	120,234
Operating loss	(178,161)	(76,674)	(101,487)
Other income, net	6,235	3,003	3,232
Net loss before income taxes	(171,926)	(73,671)	(98,255)
Benefit from income taxes	(28,338)	—	(28,338)
Net loss	$(143,588)	$(73,671)	$(69,917)

Revenue. Net product revenue is derived from sales of our sole commercial product, Auryxia. We began recording product revenue on sales of Auryxia in the United States on December 12, 2018 following the consummation of the Merger. During the period from December 12, 2018 through December 31, 2018 we recorded approximately $6.8 million of net product revenue.

License, collaboration and other revenue was $200.9 million for the year ended December 31, 2018, compared to $181.2 million for the year ended December 31, 2017. We recognized $200.5 million in collaboration revenue for the year ended December 31, 2018 from our cost sharing arrangement under the Otsuka U.S. Agreement, the Otsuka International Agreement, as well as revenue recognized in connection with the MTPC Agreement. We recognized $181.2 million in collaboration revenue for the year ended December 31, 2017 from our cost sharing arrangement under the Otsuka U.S. Agreement, which commenced in December 2016, the Otsuka International Agreement, which commenced in April 2017, and the MTPC Agreement, for which the revenue recognition criteria, as required under ASC 606, began to be satisfied in the fourth quarter of 2017. The increase in revenue between the two periods was primarily attributable to an additional $52.9 million of revenue recognized under both the Otsuka U.S. Agreement and Otsuka International Agreement, partially offset by a decrease of $33.6 million of revenue recognized in connection with the MTPC Agreement. The remaining variance was primarily due to an increase in license revenue relating to our sublicense agreement with JT and Torii and included license fees and royalties on net product sales of Riona in Japan.

Cost of Goods Sold - Product. Cost of goods sold of $6.3 million during the period from December 12, 2018 through December 31, 2018 consisted primarily of costs associated with the manufacturing of Auryxia and a $4.8 million charge related to the fair-value inventory step-up from the application of purchase accounting.

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles related to the acquired developed product rights for Auryxia. This intangible asset is being amortized over its estimated useful life of approximately 9 years using a straight-line method. Amortization of intangibles for the year ended December 31, 2018 was $1.5 million.

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

The increase in the costs related to the development of vadadustat was primarily attributable to an increase in external costs related to the continued advancement of the PRO2TECT and INNO2VATE Phase 3 program, including ongoing enrollment, manufacture of drug substance and drug product in support of the global Phase 3 program, and regulatory activities as well as other clinical and preclinical activities. This increase in costs related to the development of vadadustat was partially offset by a decrease in costs related to the FO2RWARD, TRILO2GY, and Japan Phase 2 studies. The increase in research and development expenses were further impacted by increases in headcount and consulting costs to support our expanding research and development programs.

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

License Expenses. For the year ended December 31, 2018, we recognized approximately $67,000 in license expense related to royalties from sales of Riona in Japan.

Other Income, Net. Other income, net, was $6.2 million for the year ended December 31, 2018, compared to $3.0 million for the year ended December 31, 2017. Other income, net for the year ended December 31, 2018, was primarily comprised of interest income caused by higher average interest rates on our investments during 2018.

Benefit for Income Taxes. Benefit for income taxes was $28.3 million for the year ended December 31, 2018 due to the release of a portion of our valuation allowance as the DTLs recorded as part of purchase accounting will provide a source of income that allowed us to conclude that certain of our deferred tax assets are realizable. The release of valuation allowance creates a tax benefit in the consolidated statement of operations and comprehensive loss.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of December 31, 2019, we had an accumulated deficit of $794.1 million. We anticipate that we will continue to incur losses for the foreseeable future. We expect to continue to incur additional research and development and selling, general and administrative expenses and, as a result, we will need additional capital to fund our operations, which we expect to raise through public or private equity or debt transactions, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches.

We have funded our operations principally through sales of our common stock, payments received from our collaboration partners, debt, and following the Merger, product sales. As of December 31, 2019, we had cash and cash equivalents and available for sale securities of approximately $147.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities stated at fair value, are also available as a source of liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year ended December 31,
	2019	2018	2017
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(257,441)	$(97,494)	$(56,159)
Investing activities	211,176	36,594	(177,260)
Financing activities	88,970	96,562	116,240
Net increase/(decrease) in cash, cash equivalents and restricted cash	$42,705	$35,662	$(117,179)

Operating Activities. Net cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities during the year ended December 31, 2019 of $257.4 million was largely driven by timing of payments on our Phase 3 development program for vadadustat, payments for inventory and merger-related liabilities. These payments were partially offset by adjustments for non-cash items, including the fair value write-up of inventory sold of $70.4 million, amortization of intangibles of $36.4 million, and stock-based compensation expense of $11.9 million. Net cash used in operating activities during the year ended December 31, 2018 of $97.5 million was largely driven by our Phase 3 development program for vadadustat, partially offset by receipt of cash from collaboration agreements. Net cash used in operating activities during the year ended December 31, 2017 of $56.2 million was largely driven by our Phase 3 development program for vadadustat, partially offset by receipt of cash from collaboration agreements, including a $73.0 million up-front payment under the Otsuka International Agreement.

Investing Activities. During the year ended December 31, 2019, net cash provided by investing activities of $211.2 million was comprised primarily of proceeds from the maturities of available for sale securities of $153.1 million and proceeds from the sales of available for sale securities of $64.7 million, partially offset by purchases of equipment of $6.7 million. Net cash provided by investing activities during the year ended December 31, 2018 of $36.6 million was comprised primarily from the sale and maturities of available for sale securities, partially offset by purchases of available for sale securities, purchases of equipment and acquisition of the business, net of cash acquired. Net cash used in investing activities during the year ended December 31, 2017 of $177.3 million was comprised primarily from the purchases of available for sale securities of $330.6 million, partially offset by sale of and maturities of available for sale securities and purchases of equipment.

Financing Activities. During the years ended December 31, 2019, 2018 and 2017 our net cash provided by financing activities was $89.0 million, $96.6 million and $116.2 million, respectively. Net cash provided by financing activities for the years ended December 31, 2019, 2018 and 2017 consisted primarily of net proceeds from the issuance of debt, net proceeds from the public issuance of common stock, proceeds from the exercise of stock options and proceeds from the sale of stock under our employee stock purchase plan, partially offset by payments on loans payable.

Operating Capital Requirements

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

We ended 2019 with cash, cash equivalents and available for sale securities of $147.7 million. At the inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to an aggregate of approximately $573.0 million or more in cost-share funding, of which we received approximately $272.0 million at the onset of the collaborations, and the remainder of which we generally continue to receive on a quarterly prepaid basis, and through license payments. We expect our cash resources and the receipt of a $15.0 million regulatory milestone from MTPC, assuming approval of vadadustat in Japan, to fund our current operating plan well into 2021.

We will require additional capital for the development and potential commercialization of our existing product candidates, further commercialization of Auryxia  and would need to raise additional funds to pursue development activities related to additional product candidates. If and until we can generate a sufficient amount of product revenue, we expect to finance future cash needs through public or private equity or debt transactions, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our development and regulatory milestones may not be achieved, we may not receive the anticipated funding from our collaboration partners, and we may not secure other sources of financing. Additional funds may not be available to us on acceptable terms or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the commercialization of our product or the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock. Any of these events could significantly harm our business, financial condition and prospects.

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

Contractual Obligations and Commitments

At December 31, 2019, our future contractual obligations are as follows:

Payments due by period
(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$39,648	$6,568	$13,799	$10,463	$8,818
Manufacturing Agreements	196,092	$44,351	$83,008	$35,733	$33,000
Debt Obligations	110,208	7,727	20,608	81,873	—
Total	$345,948	$58,646	$117,415	$128,069	$41,818

Leases

We lease approximately 65,167 square feet of office and lab space in Cambridge, Massachusetts under a lease which was most recently amended in April 2018, collectively the Cambridge Lease. Under the Third Amendment to the Cambridge Lease, or the Third Amendment, executed in July 2016, total monthly lease payments under the initial base rent were approximately $242,000 and are subject to annual rent escalations. In addition to such annual rent escalations, base rent payments for a portion of said premises commenced on January 1, 2017 in the monthly amount of approximately $22,000. The Fourth Amendment to the Cambridge Lease, executed in May 2017, provided additional storage space to us and did not impact rent payments. In April 2018, we entered into a Fifth Amendment to the Cambridge Lease, or the Fifth Amendment, for an additional 19,805 square feet of office space on the 12th floor. Monthly lease payments for the existing 45,362 square feet of office and lab space, under the Third Amendment, remain unchanged. The new space leased by us was delivered in September 2018 and additional monthly lease payments of approximately $135,000 commenced in February 2019 and are subject to annual rent escalations, which commenced in September 2019.

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

Term Loans

On November 11, 2019, Akebia, with Keryx as guarantor, entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, collectively with the Collateral Agent, Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. The first tranche of $80.0 million, or Tranche A, was drawn on November 25, 2019, or the Tranche A Funding Date. The second tranche, available until December 31, 2020, allows us to borrow, at our option, an additional $20.0 million, or Tranche B, subject to the satisfaction of customary conditions. The date on which Tranche B is drawn, the Tranche B Funding Date, and each of the Tranche A Funding Date and the Tranche B Funding Date, a Funding Date.

Proceeds from the Term Loans may be used for general corporate purposes. We and Keryx entered into a Guaranty and Security Agreement with the Collateral Agent, or the Guaranty and Security Agreement, on the Tranche A Funding Date. Pursuant to the Guaranty and Security Agreement, our obligations under the Term Loans are unconditionally guaranteed by Keryx, or the Guarantee. Additionally, our and Keryx’s obligations under the Term Loans and the Guarantee are secured by a first priority lien on certain assets of ours and Keryx’s, including Auryxia and certain related assets, cash, and certain equity interests held by us and Keryx, collectively the Collateral.

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

On the Tranche A Funding Date, we paid to Pharmakon a facility fee equal to 2.00% of the aggregate principal amount of the Term Loans, or $2.0 million, in addition to other expenses incurred by Pharmakon and reimbursed by us, or Lender Expenses. The Tranche A draw was $77.3 million, net of facility fee, Lender Expenses and issuance costs. The Loan Agreement permits voluntary prepayment at any time in whole or in part, subject to a prepayment premium. The prepayment premium would be 2.00% of the principal amount being prepaid prior to the third anniversary of the applicable Funding Date, 1.00% on or after the third anniversary, but prior to the fourth anniversary, of the applicable Funding Date, and 0.50% on or after the fourth anniversary of the applicable Funding Date but prior to the Maturity Date, and a make-whole premium on or prior to the second anniversary of the applicable Funding Date in an amount equal to foregone interest through the second anniversary of the applicable Funding Date. A change of control triggers a mandatory prepayment of the Term Loans.

The Loan Agreement contains customary representations, warranties, events of default and covenants of ours and our subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia starting in the fourth quarter of 2020. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of December 31, 2019, we determined that no events of default had occurred.

We assessed the terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion feature. As part of this analysis, we assessed the economic characteristics and risks of the Loan Agreement, including put and call features. The terms and features assessed include a potential extension to the interest-only period dependent on both no event of default having occurred and continuing and on us achieving certain regulatory and revenue conditions. We also assessed the acceleration of the obligations under the Loan Agreement under an event of default. In addition, under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. In accordance with ASC 815, we concluded that these features are not clearly and closely related to the host instrument, and represent a single compound derivative that is required to be re-measured at fair value on a quarterly basis.

The foregoing description of the Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Loan Agreement, a copy of which is filed as an exhibit to this Annual Report on Form 10-K for the year ending December 31, 2019.

Manufacturing Agreements

As a result of the Merger, our contractual obligations include Keryx’s commercial supply agreements with BioVectra Inc., or BioVectra, and Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.

Pursuant to the Manufacture and Supply Agreement with BioVectra and the Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the BioVectra Agreement, we have agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. In addition, the BioVectra Agreement contained contingent milestone payments for capital developments in connection with construction of an expansion of the site of the BioVectra production facility for the manufacture of drug substance for Auryxia. These milestone payments were achieved by BioVectra and paid and fully recorded prior to the Merger. The term of the BioVectra Agreement expires in late 2026, after which, it automatically renews for specified terms until terminated. We have the right to terminate the BioVectra Agreement prior to the contract term, which could result in an early termination fee. As of December 31, 2019, we are required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $135.3 million through the year ended December 31, 2026.

As part of purchase accounting, we identified an executory contract in the supply agreement between Keryx and BioVectra, which includes future firm purchase commitments. This executory contract was deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. As a result, we recorded a liability of $29.5 million in purchase accounting as of the acquisition date for the preliminary fair value of the off-market element. Through December 31, 2019, we recorded $0.7 million in accretion expense related to the present value discount associated with this liability.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, or the Siegfried Agreement, we have agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. The term of the Siegfried Agreement expires on December 31, 2021, after which, it automatically renews for one-year terms until terminated. The Siegfried Agreement provides us with certain termination rights prior to December 31, 2021. As of December 31, 2019, we are required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $60.8 million through the year ended December 31, 2021.

On April 9, 2019, we entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement includes the terms and conditions under which Esteve will manufacture vadadustat drug substance, or API, for commercial use.

Pursuant to the Esteve Agreement, we shall provide rolling forecasts to Esteve on a quarterly basis, or the Forecast. The Forecast shall reflect our needs for API produced by Esteve over a certain number of months, represented as a quantity of API per calendar quarter. The parties have agreed to a volume-based pricing structure under the Esteve Agreement. The Esteve Agreement has an initial term of four years, beginning April 9, 2019 and ending April 9, 2023. Subsequent to December 31, 2019, we have a minimum commitment with Esteve for $5.8 million through the first quarter of 2021.

Other Third Party Contracts

Under our agreement with IQVIA to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of December 31, 2019 were approximately $34.9 million, of which Otsuka reimburses a significant portion back to us. The estimated period of performance for the committed work with IQVIA is through the end of 2020. We also contract with various other organizations to conduct research and development activities with remaining contract costs to us of approximately $61.4 million as of December 31, 2019. The scope of the services under these research and development contracts can be modified and the contracts cancelled by us upon written notice, and therefore not included in the table of contractual obligations and commitments. In some instances, the contracts may be cancelled by the third party upon written notice.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

Derivative Financial Instruments

We account for warrants and other derivative financial instruments as either equity or liabilities in accordance with ASC Topic 815, Derivatives and Hedging, or ASC 815, based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on our consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on our consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. The warrant issued by us in connection with the Janssen Pharmaceutica NV Research and License Agreement, the Janssen Agreement, is classified as equity in our consolidated balance sheet. (See Note 12 to our consolidated financial statements in Part 2, Item 8. Financial Statements and Supplementary Data). The derivative liability recorded in connection with the Loan Agreement with Pharmakon is classified as a liability in our consolidated balance sheet. (See Note 11 to our consolidated financial statements in Part 2, Item 8. Financial Statements and Supplementary Data).

Inventory

We value our inventories at the lower-of-cost or net realizable value. We determine the cost of our inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. We classify inventory costs as long-term, in other assets in our consolidated balance sheets, when we expect to utilize the inventory beyond our normal operating cycle.

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

Debt

We perform an assessment of all embedded features of a debt instrument to determine if (1) such features should be bifurcated and separately accounted for, and (2) if bifurcation requirements are met, whether such features should be classified and accounted for as equity or liability instruments. If the embedded feature meets the requirements to be bifurcated and accounted for as a liability, the fair value of the embedded feature is measured initially, included as a liability on the consolidated balance sheet, and re-measured to fair value at each reporting period. Any changes in fair value are recorded in the consolidated statement of operations. We monitor, on an ongoing basis, whether events or circumstances could give rise to a change in the classification of embedded features.

Revenue

We generate revenues primarily from sales of Auryxia, see Note 3 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data, and from our collaborations with MTPC and Otsuka, see Note 4 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data. We recognize revenue in accordance with ASC 606, which applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps:

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

Product Revenue, Net

We sell Auryxia in the United States, primarily to wholesale distributors as well as certain specialty pharmacy providers, collectively the Customers. These Customers resell our product to health care providers and patients. In addition to distribution agreements with Customers, we enter into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks, and discounts with respect to the purchase of our product.

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

Trade Discounts and Allowances: We generally provide Customers with discounts that include incentive fees that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we compensate (through trade discounts and allowances) our Customers for sales order management, data, and distribution services. However, we have determined such services received to date are not distinct from our sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through December 31, 2019. We record a corresponding reduction to accounts receivable (if the trade discount and/or allowance will be credited to the Customer) or an increase to accrued expense (if the trade discount and/or allowance is payable to a Customer) on the consolidated balance sheets.

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

Licenses of Intellectual Property

If the license to our intellectual property is determined to be distinct from the other performance obligations identified in an out-license and collaboration arrangement, we recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

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

Collaborative Arrangements

We record the elements of our collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. We consider the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between us and our collaborative partner and the transactions between us and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. Therefore, we recognize our allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the Otsuka U.S. Agreement as a component of the related expense in the period incurred. During the years ended December 31, 2019 and 2018, we incurred approximately $1.8 million and $1.2 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, as defined below in Note 4 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data, of which approximately $0.7 million and $0.5 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during each of the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019 and 2018, Otsuka incurred approximately $1.9 million and $1.1 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $1.0 million and $0.5 million are reimbursable by us and recorded as an increase to research and development expense during the years ended December 31, 2019 and 2018. To the extent product revenue is generated from the collaboration, we recognize our share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.

Intangible Assets

We maintain a definite-lived intangible asset related to developed product rights for Auryxia, which was acquired on December 12, 2018 as part of the Merger.

Intangible assets are initially recorded at fair value and stated net of accumulated amortization and impairments. We amortize our intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization for our intangible asset is recorded over its estimated useful life of nine years.

We review intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, we perform a recoverability test by comparing the sum of the estimated undiscounted cash flows of the intangible asset and asset group to its carrying value on the consolidated balance sheet. If the carrying value of the intangible asset exceeds the undiscounted cash flows used in the recoverability test, we will write the carrying value down to the fair value in the period identified. We calculate the fair value of intangible assets as the present value of estimated future cash flows expected to be generated from the intangible asset using a risk-adjusted discount rate. In determining estimated future cash flows associated with our intangible assets, we use market participant assumptions pursuant to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820).

Income Taxes

Income taxes are recorded in accordance with FASB Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. All deferred taxes as of December 31, 2019 and 2018 are classified as noncurrent within the income tax provision (see Note 14 to our consolidated financial statements in Part 2, Item 8. Financial Statements and Supplementary Data).

We account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2019 and 2018, we do not have any significant uncertain tax positions. We recognize interest and penalties related to uncertain tax positions in income tax expense.

Stock-Based Compensation

We account for stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees and non-employees, including grants of stock options, restricted stock, restricted stock units, or RSUs, and modifications to existing stock awards, to be recognized in the statements of operations and comprehensive loss based on their fair values. Our stock-based awards are comprised of stock options and RSUs. We estimate the fair value of options granted using the Black-Scholes option pricing model. We use a blend of our stock price and the quoted market price of comparable public companies to determine the fair value of restricted stock awards and common stock awards.

The Black-Scholes option pricing model requires the input of certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of company-specific historical and implied volatility data for trading our stock in the public market, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. During 2017, we began to estimate our volatility by using a blend of our stock price history for the length of time we have market data for our stock and the historical volatility of similar public companies for the expected term of each grant. We are a commercial-stage biopharmaceutical company and the representative group of companies has certain similar characteristics to us. We believe the group selected has sufficient similar economic and industry characteristics and includes companies that are most representative of us. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as we do not expect substantially different exercise or post-vesting termination behavior among our employee population. For options granted to non-employees, we utilize the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock, which is similar to our peer group.

Our stock-based awards are subject to either service- or performance-based vesting conditions. Compensation expense related to awards to employees and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term, and is adjusted for pre-vesting forfeitures in the period in which the forfeitures occur. Compensation expense related to awards to employees and non-employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

For awards with performance conditions in which the award does not vest unless the performance condition is met, we recognize expense if, and to the extent that, we estimate that achievement of the performance condition is probable. If we conclude that vesting is probable, we recognize expense from the date we reach this conclusion through the estimated vesting date.

Recent Accounting Pronouncements

For additional discussion of recent accounting pronouncements, please refer to New Accounting Pronouncements – Recently Adopted and New Accounting Pronouncements – Not Yet Adopted included within Note 2 to our consolidated financial statements in Part 2, Item 8. Financial Statements and Supplementary Data.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2019 and 2018, we had cash and cash equivalents and available for sale securities of $147.7 million and $321.6 million, respectively, primarily money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are primarily in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 8.	Financial Statements and Supplementary Data

Akebia Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Akebia Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akebia Therapeutics, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2020 expressed an adverse opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Boston, Massachusetts

March 12, 2020

AKEBIA THERAPEUTICS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$147,449	$104,644
Available for sale securities	245	216,996
Inventory	116,349	114,245
Accounts receivable, net	38,864	16,666
Prepaid expenses and other current assets	6,626	15,724
Total current assets	309,533	468,275
Property and equipment, net	10,380	8,023
Operating lease assets	29,038	—
Goodwill	55,053	55,053
Other intangible assets, net	291,212	328,153
Other assets	75,985	137,036
Total assets	$771,201	$996,540
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$39,217	$42,796
Accrued expenses	129,071	150,917
Current portion of long-term debt	—	15,000
Short-term deferred revenue	39,830	56,980
Total current liabilities	208,118	265,693
Deferred rent, net of current portion	—	3,006
Deferred revenue, net of current portion	33,120	55,709
Operating lease liabilities, net of current portion	27,528	—
Deferred tax liabilities	—	6,631
Derivative liability	1,650	—
Long-term debt, net	75,805	—
Other non-current liabilities	30,223	29,573
Total liabilities	376,444	360,612
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized at December 31, 2019 and 2018; 0 shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock: $0.00001 par value; 175,000,000 shares authorized at December 31, 2019 and 2018; 121,674,568 and 116,887,518 shares issued and outstanding at December 31, 2019 and 2018, respectively	1	1
Additional paid-in capital	1,188,810	1,150,583
Accumulated other comprehensive loss	—	(261)
Accumulated deficit	(794,054)	(514,395)
Total stockholders' equity	394,757	635,928
Total liabilities and stockholders' equity	$771,201	$996,540

See accompanying notes to consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2019	2018	2017
Revenues:
Product revenue, net	$111,119	$6,824	$—
License, collaboration and other revenue	223,882	200,918	181,227
Total revenues	335,001	207,742	181,227

Cost of goods sold:
Product	108,935	6,251	—
Amortization of intangible assets	36,401	1,517	—
Total cost of goods sold	145,336	7,768	—

Operating expenses:
Research and development	322,969	291,007	230,893
Selling, general and administrative	149,455	87,061	27,008
License expense	3,529	67	—
Total operating expenses	475,953	378,135	257,901
Operating loss	(286,288)	(178,161)	(76,674)
Other income (expense):
Interest income, net	792	6,154	2,799
Other income (expense)	(794)	81	204
Net loss before income taxes	(286,290)	(171,926)	(73,671)
Benefit from income taxes	(6,631)	(28,338)	—
Net loss	$(279,659)	$(143,588)	$(73,671)
Net loss per share - basic and diluted	$(2.36)	$(2.47)	$(1.69)
Weighted-average number of common shares - basic and diluted	118,395,919	58,038,252	43,500,795
Comprehensive loss:
Net loss	$(279,659)	$(143,588)	$(73,671)
Other comprehensive gain (loss) - unrealized gain (loss) on securities	261	181	(400)
Total comprehensive loss	$(279,398)	$(143,407)	$(74,071)

See accompanying notes to consolidated financial statements.

Akebia Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Additional			Total
	Number of Shares	$0.00001 Par Value	Paid-In Capital	Unrealized Gain/Loss	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2016	38,615,709	$—	$365,298	$(42)	$(297,136)	$68,120
Issuance of common stock, net of issuance costs	8,672,270	—	114,580	—	—	114,580
Proceeds from sale of stock under employee stock purchase plan	44,833	—	353	—	—	353
Forfeitures of restricted common stock	(2,406)	—	—	—	—	—
Exercise of options	256,213	—	1,312	—	—	1,312
Share-based compensation expense	—	—	8,867	—	—	8,867
Restricted stock unit vesting	26,000	—	—	—	—	—
Issuance of common stock warrants	—	—	3,413	—	—	3,413
Unrealized loss	—	—	—	(400)	—	(400)
Net loss	—	—	—	—	(73,671)	(73,671)
Balance at December 31, 2017	47,612,619	$—	$493,823	$(442)	$(370,807)	$122,574
Keryx Merger	57,773,090	1	527,753	—	—	527,754
Issuance of Baupost Additional Share	1,497,320	—	13,386	—	—	13,386
Issuance of common stock excluding Keryx Merger, net of issuance costs	9,194,306	—	95,452	—	—	95,452
Proceeds from sale of stock under employee stock purchase plan	48,768	—	482	—	—	482
Exercise of options	178,382	—	647	—	—	647
Share-based compensation expense	—	—	19,040	—	—	19,040
Restricted stock unit vesting	583,033	—	—	—	—	—
Unrealized gain	—	—	—	181	—	181
Net loss	—	—	—	—	(143,588)	(143,588)
Balance at December 31, 2018	116,887,518	$1	$1,150,583	$(261)	$(514,395)	$635,928
Issuance of common stock, net of issuance costs	4,068,912	—	25,785	—	—	25,785
Proceeds from sale of stock under employee stock purchase plan	87,530	—	383	—	—	383
Exercise of options	362,796	—	560	—	—	560
Retired shares	(55,324)	—	(426)	—	—	(426)
Share-based compensation expense	—	—	11,925	—	—	11,925
Restricted stock unit vesting	323,136	—	—	—	—	—
Unrealized gain	—	—	—	261	—	261
Net loss	—	—	—	—	(279,659)	(279,659)
Balance at December 31, 2019	121,674,568	$1	$1,188,810	$—	$(794,054)	$394,757

See accompanying notes to consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(279,659)	$(143,588)	$(73,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,245	899	617
Amortization of intangible assets	36,401	1,522	—
Amortization of premium/discount on investments	(819)	(1,232)	610
Non-cash interest expense	786	28	—
Non-cash operating lease expense	(2,229)	—	—
Write-off of property and equipment	2,053	—	—
Non-cash merger expense(1)	—	13,386	—
Fair value write-up of inventory sold	70,444	4,771	—
Write-down of inventory	7,112	—	—
Stock-based compensation	11,925	19,040	8,867
Deferred income taxes	(6,631)	(28,338)	—
Fair value of warrants issued for license	—	—	3,413
Changes in operating assets and liabilities:
Accounts receivable	(22,198)	33,384	(393)
Inventory	(29,142)	26	—
Prepaid expenses and other current assets	10,541	(977)	(4,193)
Other long-term assets	4,917	903	(991)
Accounts payable	1,372	13,717	4,959
Accrued expense	(27,351)	55,482	21,974
Operating lease liabilities	2,531	—	—
Deferred revenue	(39,739)	(66,935)	(17,665)
Deferred rent	—	418	314
Net cash used in operating activities	(257,441)	(97,494)	(56,159)
Investing activities:
Acquisition of business, net of acquired cash and restricted cash	—	6,147	—
Purchase of property and equipment	(6,655)	(1,606)	(1,622)
Proceeds from the maturities of available for sale securities	153,110	243,269	149,998
Proceeds from sales of available for sale securities	64,721	13,000	5,000
Purchase of available for sale securities	—	(224,216)	(330,636)
Net cash provided by (used in) investing activities	211,176	36,594	(177,260)
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	25,785	95,452	114,580
Proceeds from the sale of stock under employee stock purchase plan	383	482	353
Proceeds from the exercise of stock options	560	647	1,312
Retirement of treasury stock	(426)	—	—
Proceeds from the issuance of debt, net	77,668	—	—
Payments on debt	(15,000)	—	—
Payments on capital lease obligations	—	(19)	(5)
Net cash provided by financing activities	88,970	96,562	116,240
Increase (decrease) in cash, cash equivalents, and restricted cash	42,705	35,662	(117,179)
Cash, cash equivalents, and restricted cash at beginning of the period	107,099	71,437	188,616
Cash, cash equivalents, and restricted cash at end of the period	$149,804	$107,099	$71,437
Non-cash financing activities
Fair value of shares and equity awards issued in acquisition	$—	$527,754	$—

(1)	Relates to non-cash expense associated with the fair value of the Baupost additional shares (see Note 5).

See accompanying notes to consolidated financial statements.

Akebia Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of Organization and Operations

Akebia Therapeutics, Inc., referred to as Akebia or the Company, was incorporated in the State of Delaware in 2007. Akebia is a biopharmaceutical company focused on the development and commercialization of renal therapeutics for people living with kidney disease. Akebia’s lead investigational product candidate, vadadustat, is an oral therapy in Phase 3 development. The Company believes vadadustat has the potential to set a new standard of care in the treatment of anemia due to CKD, acting via a novel hypoxia inducible factor, or HIF, pathway. HIF is the primary regulator of the production of red blood cells, or RBCs, in the body, as well as other important metabolic functions. The Company’s commercial product, Auryxia is currently approved by the United States Food and Drug Administration, or FDA, and marketed for two indications in the United States, the control of serum phosphorus levels in adult patients with chronic kidney disease, or CKD, on dialysis, or DD-CKD, and the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or NDD-CKD. Ferric citrate is also approved and marketed in Japan as an oral treatment for the improvement of hyperphosphatemia in patients with DD-CKD and NDD-CKD under the trade name Riona.

On November 11, 2019, the Company, with Keryx Biopharmaceuticals, Inc., or Keryx, as guarantor, entered into a loan agreement, or the Loan Agreement, with Biopharma Credit plc as collateral agent and lender, or the Collateral Agent, and Biopharma Credit Investments V (Master) LP as lender, or collectively with the Collateral Agent, Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million are available to the Company in two tranches, subject to certain terms and conditions, or the Term Loan. The first tranche of $80.0 million, or Tranche A, was drawn on November 25, 2019. The second tranche under the Term Loan allows the Company to borrow an additional $20.0 million until December 31, 2020, subject to the satisfaction of customary conditions. Refer to Note 11 to our consolidated financial statements in Part II, Item 8 – Financial Statements and Supplementary Data for additional details on the Loan Agreement.

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

Since inception, the Company has devoted most of its resources to research and development, including its preclinical and clinical development activities, raising capital, and providing general and administrative support for these operations. The Company began recording revenue from the U.S. sales of Auryxia and revenue from sublicensing rights to Auryxia in Japan to the Company’s Japanese partners Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd., collectively JT and Torii, on December 12, 2018. The Company has not generated a profit to date and may never generate profits from product sales. The Company’s product candidates are subject to long development cycles, and the Company may be unsuccessful in its efforts to develop, obtain marketing approval for or market its product candidates. If the Company does not successfully commercialize any of its products or product candidates, it may be unable to achieve profitability.

The Company is subject to a number of risks including, but not limited to, risks relating to integration following the Merger, the need to obtain adequate additional funding, including the resources necessary to fund the continued commercialization of Auryxia, the global Phase 3 program for vadadustat in NDD-CKD, called PRO2TECT, and DD-CKD, called INNO2VATE, and post-approval studies with respect to Auryxia, risks relating to market acceptance, coverage and reimbursement of Auryxia, risks related to maintaining the Company’s commercial organization and capabilities, risks relating to potential generic entrants, risks of clinical trial failures, the risk of relying on third parties, the risk that the Company never achieves profitability, protection of proprietary technology, compliance with governmental regulations, and dependence on key personnel, and the impact of legal, regulatory and administrative proceedings. Overall, the PRO2TECT and INNO2VATE Phase 3 programs have enrolled 7,436 patients. In August 2016, the first patient was dosed in INNO2VATE. The Company completed enrollment of INNO2VATE in April 2019. The Company anticipates reporting top-line data for the INNO2VATE studies in the second quarter of 2020. The first patient was dosed in PRO2TECT in December 2015. The Company completed enrollment of PRO2TECT in August 2019. The Company anticipates reporting top-line data for the PRO2TECT studies in mid-2020.

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

In December 2016, the Company entered into a collaboration and license agreement with Otsuka Pharmaceutical Co. Ltd., or Otsuka, to develop and commercialize vadadustat in the United States. In December 2016, the Company received $125.0 million upfront payment, and in March 2017, Otsuka reimbursed the Company approximately $33.8 million for global expenses previously incurred by us for its ongoing global development program for vadadustat in DD-CKD and NDD-CKD patients. The agreement also provides for additional funding for the global development program for vadadustat, totaling $266.8 million or more, depending on the actual global development costs incurred. In addition, Akebia is eligible to receive from Otsuka up to $190.0 million in specified development and regulatory milestones and up to $575.0 million in specified commercial milestones. The Company will share with Otsuka the costs of developing and commercializing vadadustat in the United States and the profits from sales of vadadustat in the United States after approval by the FDA and commercial launch (Note 4).

In April 2017, the Company entered into a collaboration and license agreement with Otsuka to develop and commercialize vadadustat in Europe, Russia, China, Canada, Australia, the Middle East and certain other territories. In April 2017, the Company received a $73.0 million upfront payment and $0.2 million for global expenses previously incurred by the Company in implementing the current global Phase 3 development plan for vadadustat in DD-CKD and NDD-CKD patients in excess of a specified threshold during the quarter-ended March 31, 2017. The agreement also provides for additional funding for the global development program for vadadustat, totaling $214.0 million or more, depending on the actual global development costs incurred. In addition, Akebia is eligible to receive from Otsuka up to $132.0 million in specified development and regulatory milestones and up to $525.0 million in specified commercial milestones (Note 4).

From inception through December 31, 2019, the Company has raised approximately $494.6 million of net proceeds from the sale of equity, including $377.4 million from several underwritten public offerings, $67.2 million from at-the-market offerings, or ATM offerings, pursuant to sales agreements with Cantor Fitzgerald & Co. and $50.0 million from the sale of 3,571,429 shares of common stock to Vifor (International) Ltd., or Vifor Pharma. In November 2019, the Company also received net proceeds of $77.3 million from Tranche A of the Loan Agreement with Pharmakon. Subsequent to December 31, 2019 and through February 4, 2020, the Company raised $56.7 million from ATM offerings. At inception of the Company’s collaboration agreements with Otsuka and MTPC, they committed to an aggregate of approximately $573.0 million or more in cost-share funding, of which the Company received approximately $272.0 million at the onset of the collaborations, and the remainder of which the Company generally continues to receive on a quarterly prepaid basis, and via license payments.

Management of the Company completed its going concern assessment in accordance with ASC 205-40. The Company believes that its cash resources will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the filing of the Company’s 2019 Annual Report on Form 10-K, as required by ASC 205-40. There can be no assurance, however, that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all. The Company will require additional capital for the further commercialization of Auryxia and continued development and potential commercialization of the Company’s existing product candidates and would need to raise additional funds to pursue development activities related to any additional product candidates. If and until the Company can generate a sufficient amount of product revenue, the Company expects to finance future cash needs through public or private equity or debt transactions, payments from its collaborators, royalty transactions, strategic transactions, or a combination of these approaches. However, adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce or eliminate its research and development programs or any commercialization efforts.

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

The Company adopted ASC 842 using the modified retrospective approach, as of January 1, 2019, with no restatements of prior periods or a cumulative effect of the adoption of ASC 842 in retained earnings. On January 1, 2019, the Company recognized additional operating lease liabilities, net of deferred rent, of approximately $37.1 million based on the present value of the remaining minimum lease payments, a corresponding right of use assets of approximately $33.4 million, and $0.9 million to prepaid expenses and other current assets related to leasehold improvement allowances that had yet to be incurred as of the date of adoption, but for which the Company was reasonably certain to incur costs at least equal to the maximum level of leasehold improvement allowance. The adoption of ASC 842 did not have an impact on the Company’s consolidated statement of operations. Prior periods are presented in accordance with ASC 840, Leases.

The Company made an accounting policy election not to recognize leases with an initial term of 12 months or less within its consolidated balance sheets and to recognize those lease payments on a straight-line basis in its consolidated statements of operations. The Company also made the accounting policy election not to separate the non-lease components from the lease components for its building leases and, rather, account for each non-lease component and lease component as a single component.

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

The Company’s operating leases are reflected in prepaid expenses and other current assets, operating lease assets, accrued expenses and operating lease liabilities, net of current portion in its consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies how companies calculate goodwill impairments by eliminating Step 2 of the impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 requires companies to compare the fair value of a reporting unit to its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the related reporting unit. This ASU is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal year 2020. Early adoption is allowed, and the Company adopted ASU 2017-04 in the first quarter of fiscal year 2019. The Company conducted its initial goodwill impairment test as of October 1, 2019 and will continue to do so annually hereafter, or more frequently if indicators of impairment are present or changes in circumstances suggest that an impairment may exist.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements. This ASU is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in fiscal year 2020. Early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and is applicable to the Company in fiscal year 2021. Early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Derivative Financial Instruments

The Company accounts for warrants and other derivative financial instruments as either equity or liabilities in accordance with ASC Topic 815, Derivatives and Hedging, or ASC 815, based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. The warrant issued by the Company in connection with the Janssen Pharmaceutica NV Research and License Agreement, the Janssen Agreement, is classified as equity in the Company’s consolidated balance sheet. (See Note 12). The derivative liability recorded in connection with the Company’s Loan Agreement with Pharmakon is classified as a liability in the Company’s consolidated balance sheet. (See Note 11).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: prepaid and accrued research and development expense, operating lease assets and liabilities, derivative liabilities, other non-current liabilities, stock-based compensation expense, product and collaboration revenues including various rebates and reserves related to product sales, inventories, income taxes, intangible assets and goodwill.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available for sale securities with original maturities of three months or less at the time of purchase. Cash equivalents are reported at fair value. At December 31, 2019, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Restricted cash represents amounts required for security deposits under the Company’s office and lab space lease agreements and, at December 31, 2018, cash balances held as collateral for the Company’s employee credit card program. Restricted cash is included in “prepaid expenses and other current assets” and “other assets” in the consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that sum to the total of the amounts reported in the consolidated statement of cash flows (in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$147,449	$104,644	$70,156	$187,335
Prepaid expenses and other current assets	263	—	—	—
Other assets	2,092	2,455	1,281	1,281
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$149,804	$107,099	$71,437	$188,616

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available for sale which are included in current assets as they are intended to fund current operations. The Company carries available for sale securities at fair value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business. Based on these considerations, the Company did not identify any other-than-temporary unrealized losses at December 31, 2019. Unrealized losses on available for sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income, net” within the consolidated statements of operations and comprehensive loss. The Company also includes in net investment income, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method and includes interest and dividends on securities in interest income.

Accounts Receivable

The Company’s accounts receivable represent amounts due to the Company from product sales (see Note 3) and from its collaboration agreements with MTPC and Otsuka (see Note 4). Reimbursable costs that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. Accounts receivable arising from product sales primarily represent amounts due from wholesale distributors as well as certain specialty pharmacy providers, or collectively, Customers. The Company deducts trade allowances for prompt payment, among other discounts, from its accounts receivable based on its experience that the Company’s Customers will earn these discounts and fees.

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed as well as historical payment patterns and existing economic factors. The Company believes that credit risks associated with its Customers and collaboration partners are not significant. The Company did not have an allowance for doubtful accounts as of December 31, 2019 and 2018.

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

Gross revenues and accounts receivable from each of the Company’s Customers or collaboration partners who individually accounted for 10% or more of total gross revenues and/or 10% or more of total gross accounts receivable consisted of the following:

	Percent of Total Gross Revenues
	Years Ended December 31,
	2019	2018	2017
Otsuka Pharmaceutical Co. Ltd.	45%	90%	76%
Fresenius Medical Care Rx	21%	—	—
AmerisourceBergen Drug Corporation	10%	—	—

	Percent of Gross Accounts Receivable
	As of December 31,
	2019	2018
Otsuka Pharmaceutical Co. Ltd. (1)	35%	—
AmerisourceBergen Drug Corporation	16%	11%
Cardinal Health, Inc.	15%	13%
Fresenius Medical Care Rx (2)	15%	42%
McKesson Corporation	11%	22%

(1)

Accounts receivable from Otsuka Pharmaceutical Co. Ltd. did not represent greater than 10% of gross accounts receivable at December 31, 2018 due to timing of payments and costs incurred. As such, the Company did not have an accounts receivable balance for Otsuka as of December 31, 2018.

(2)

The change in accounts receivable for Fresenius Medical Care Rx as of December 31, 2018 to December 31, 2019 was due to timing of payments received. Fresenius was the Company’s largest commercial customer in 2019 by total gross revenue, as seen in the Percent of Total Gross Revenues table above.

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

The following is the summary of property and equipment and related accumulated depreciation as of December 31, 2019 and 2018.

	Useful Life	December 31, 2019	December 31, 2018
		(in thousands)
Computer equipment and software	3	$1,010	$1,593
Furniture and fixtures	5-7	2,086	1,170
Equipment	7	2,451	1,780
Leasehold improvements	Shorter of the useful life or remaining lease term (10 years)	8,497	5,324
Office equipment under capital lease	3	—	114
		14,044	9,981
Less accumulated depreciation		(3,664)	(1,958)
Net property and equipment		$10,380	$8,023

Depreciation expense was approximately $2.2 million, $0.9 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. For the year ended December 31, 2019, approximately $2.1 million of certain leasehold improvements were written off in connection with the sublease of the Boston office.

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

Debt

The Company performs an assessment of all embedded features of a debt instrument to determine if (1) such features should be bifurcated and separately accounted for, and (2) if bifurcation requirements are met, whether such features should be classified and accounted for as equity or liability instruments. If the embedded feature meets the requirements to be bifurcated and accounted for as a liability, the fair value of the embedded feature is measured initially, included as a liability on the consolidated balance sheet, and re-measured to fair value at each reporting period. Any changes in fair value are recorded in the consolidated statement of operations. The Company monitors, on an ongoing basis, whether events or circumstances could give rise to a change in the classification of embedded features.

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

The Company does not include a financing component to its estimated transaction price at contract inception unless it estimates that certain performance obligations will not be satisfied within one year. Additionally, the Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.

Product Revenue, Net

The Company sells Auryxia in the United States, or U.S., primarily to wholesale distributors as well as certain specialty pharmacy providers, collectively, Customers. These Customers resell the Company’s product to health care providers and patients. In addition to distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s product.

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

Trade Discounts and Allowances: The Company generally provides Customers with discounts that include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the statement of operations and comprehensive loss through December 31, 2019. The Company records a corresponding reduction of accounts receivable (if the trade discount and/or allowance will be credited to the Customer) or an increase in accrued expense (if the trade discount and/or allowance is payable to a Customer) on the consolidated balance sheets.

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

Licenses of Intellectual Property

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in an out-license and collaboration arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

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

Collaborative Arrangements

The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. The Company considers the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between the Company and its collaborative partner and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. Therefore, the Company recognizes its allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the U.S. collaboration with Otsuka as a component of the related expense in the period incurred. During the years ended December 31, 2019 and 2018, the Company incurred approximately $1.8 million and $1.2 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, as defined below in Note 4, of which approximately $0.7 million and $0.5 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the years ended December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, Otsuka incurred approximately $1.9 million and $1.1 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $1.0 million and $0.5 million are reimbursable by the Company and recorded as an increase to research and development expense during the years ended December 31, 2019 and 2018, respectively. To the extent product revenue is generated from the collaboration, the Company recognizes its share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.

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

The Company reviews intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of the intangible asset and asset group to its carrying value on the consolidated balance sheet. If the carrying value of the intangible asset exceeds the undiscounted cash flows used in the recoverability test, the Company will write the carrying value down to the fair value in the period identified. The Company calculates the fair value of intangible assets as the present value of estimated future cash flows expected to be generated from the intangible asset using a risk-adjusted discount rate. In determining estimated future cash flows associated with its intangible assets, the Company uses market participant assumptions pursuant to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820).

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

Items measured at fair value on a recurring basis include available for sale securities and derivative liabilities (see Note 7). The carrying amounts of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

Items measured at fair value on a nonrecurring basis include property and equipment, intangible assets and goodwill. The Company remeasures the fair value of these assets upon the occurrence of certain events. There were no remeasurements to property and equipment for the year ended December 31, 2019, other than the write-off of certain leasehold improvements in connection with the sublease of the Boston office. There were no impairments to assets measured using Level 3 inputs during the years ended December 31, 2019 or 2018, respectively.

The Company’s other financial instruments mainly consists of debt (see Note 11). The carrying amount for the Company’s Loan Agreement with Pharmakon approximates fair value because the interest rate is variable and reflects current market rates.

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

Advertising Expenses

The costs of advertising are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.  For the years ended December 31, 2019 and 2018, advertising expenses totaled $6.0 million and $0.5 million, respectively. Advertising expenses relate to advertising for Auryxia. The Company incurred advertising expenses throughout the entire fiscal year 2019 compared to the period from December 12, 2018 through December 31, 2018 in fiscal year 2018. The Company did not incur any advertising expenses for the year ended December 31, 2017.

Income Taxes

Income taxes are recorded in accordance with FASB Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. All deferred taxes as of December 31, 2019 and 2018 are classified as noncurrent within the income tax provision (see Note 14).

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2019 and 2018, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees and non-employees, including grants of stock options, restricted stock, restricted stock units, or RSUs, and modifications to existing stock awards, to be recognized in the statements of operations and comprehensive loss based on their fair values. The Company’s stock-based awards are comprised of stock options and RSUs. The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Company uses a blend of its stock price and the quoted market price of comparable public companies to determine the fair value of restricted stock awards and common stock awards.

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

The Company’s stock-based awards are subject to either service- or performance-based vesting conditions. Compensation expense related to awards to employees and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term, and is adjusted for pre-vesting forfeitures in the period in which the forfeitures occur. Compensation expense related to awards to employees and non-employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

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

3. Product Revenue, Net

To date, the Company’s only source of product revenue has been from the U.S. sales of Auryxia, which it began recording on December 12, 2018 following the consummation of the Merger. Total net product revenue was $111.1 million for the year ended December 31, 2019 and $6.8 million for the period from December 12, 2018 to December 31, 2018. The following table summarizes activity in each of the product revenue allowance and reserve categories for the period from December 12, 2018 to December 31, 2018 and for the year ended December 31, 2019 (in thousands):

	Chargebacks and Discounts	Rebates, Fees and other Deductions	Returns	Total
Balance at December 12, 2018	$466	$21,247	$418	$22,131
Provisions related to sales	415	3,869	(58)	4,226
Credits/payments made relating to sales	(365)	(2,255)	—	(2,620)
Balance at December 31, 2018	516	22,861	360	23,737
Current provisions related to sales in current year	7,822	110,866	2,008	120,696
Adjustments related to prior year sales	—	1,149	—	1,149
Credits/payments made	(7,600)	(104,324)	(2,115)	(114,039)
Balance at December 31, 2019	$738	$30,552	$253	$31,543

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

Accounts receivable, net related to product sales was approximately $23.0 million and $15.1 million as of December 31, 2019 and 2018, respectively.

4. License, Collaboration and Other Significant Agreements

During the years ended December 31, 2019, 2018 and 2017, the Company recognized the following revenues from its license, collaboration and other significant agreements and had the following deferred revenue balances as of December 31, 2019:

	For the Year Ended December 31,
	2019	2018	2017
License, Collaboration and Other Revenue:	(in thousands)
MTPC Agreement	$10,000	$9,281	$42,918
Otsuka U.S. Agreement	131,314	103,870	85,971
Otsuka International Agreement	75,614	87,320	52,307
Total Proportional Performance Revenue	$216,928	$200,471	$181,196
JT and Torii	5,882	112	—
MTPC Other Revenue	1,072	335	31
Total License, Collaboration and Other Revenue	$223,882	$200,918	$181,227

	December 31, 2019
	Short-Term	Long-Term	Total
Deferred Revenue:	(in thousands)
Otsuka U.S. Agreement	$23,530	$20,641	$44,171
Otsuka International Agreement	16,300	7,800	24,100
Vifor Agreement	—	4,679	4,679
Total	$39,830	$33,120	$72,950

The following table presents changes in the Company’s contract assets and liabilities during the years ended December 31, 2019 and 2018 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Twelve Months Ended December 31, 2019
Contract assets:
Other current assets	$—	$10,000	$(10,000)	$—
Accounts receivable(1)	$1,587	$172,614	$(158,379)	$15,822
Contract liabilities:
Deferred revenue	$112,689	$167,189	$(206,928)	$72,950
Accounts payable	$13,492	$—	$(13,492)	$—

Twelve Months Ended December 31, 2018
Contract assets:
Other current assets	$—	$531	$(531)	$—
Accounts receivable(1)	$34,186	$146,267	$(178,866)	$1,587
Contract liabilities:
Deferred revenue	$179,624	$133,537	$(200,472)	$112,689
Accounts payable	$—	$17,919	$(4,427)	$13,492

(1)

Excludes accounts receivable from other services related to clinical and regulatory activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement as of December 31, 2019 and 2018. Also excludes accounts receivable related to amounts due to the Company from product sales which are included in the accompanying consolidated balance sheets as of December 31, 2019 and 2018.

During the years ended December 31, 2019, 2018 and 2017, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	For the Year Ended December 31,
Revenue Recognized in the Period from:	2019	2018	2017
Amounts included in deferred revenue at the beginning of the period	$80,634	$137,726	$124,454
Performance obligations satisfied in previous periods	$45,592	$6,659	$275

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

The Company and MTPC agreed that, instead of including Japanese patients in the Company’s global Phase 3 program for vadadustat, MTPC would be the sponsor of a Phase 3 program for vadadustat in Japan. MTPC reported top-line data for the two Phase 3 pivotal trials and data from the two supportive Phase 3 studies in March 2019 and 52-week data for the two Phase 3 pivotal trials in November 2019. MTPC is responsible for the costs of the Phase 3 program in Japan and other studies required in Japan, and will make no funding payments for the global Phase 3 program. In July 2019, MTPC submitted a Japanese New Drug Application, or JNDA, to the Ministry of Health, Labor and Welfare in Japan for manufacturing and marketing approval of vadadustat, as a treatment for anemia due to CKD, which triggered a $10.0 million regulatory milestone payment to the Company.

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

MTPC is required to make certain milestone payments to the Company aggregating up to approximately $225.0 million upon the achievement of specified development, regulatory and commercial events. More specifically, the Company received $10.0 million in development milestone payments and is eligible to receive up to $40.0 million in regulatory milestone payments, of which the Company received $10.0 million in relation to the JNDA filing in the third quarter of 2019 and is eligible to receive an additional $15.0 million upon regulatory approval of vadadustat in Japan, and up to $175.0 million in commercial milestone payments associated with aggregate sales of all products. In consideration for the exclusive license and other rights contained in the MTPC Agreement, MTPC also made a $20.0 million upfront payment as well as a payment of $20.5 million for Phase 2 studies in Japanese patients completed by the Company and reimbursed by MTPC. Additionally, if vadadustat is commercialized, the Company would be entitled to receive tiered double-digit royalty payments of up to 20% on sales of vadadustat in the MTPC Territory. Royalty payments are subject to certain reductions, including upon the introduction of competitive products in certain instances. Royalties are due on a country-by-country basis from the date of first commercial sale of a licensed product in a country until the last to occur of: (i) the expiration of the last to expire valid claim within the intellectual property covering the licensed product, (ii) the expiration of marketing or regulatory exclusivity in such country, or (iii) the tenth anniversary of the first commercial sale of such licensed product in such country. Due to the uncertainty of pharmaceutical development and the high historical failure rates associated with drug development, although the Company has received $10.0 million in development milestones and a $10.0 million regulatory milestone, for which payment was received in the third quarter of 2019, no additional milestone or royalty payments may ever be received from MTPC.

In September 2017, the Company provided MTPC with an option to use data from the Company’s global Phase 3 vadadustat program to obtain regulatory approval for vadadustat in Japan. If exercised, MTPC would make payments to the Company of up to $25.0 million, which is in addition to the milestone payments described above.

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

As of December 31, 2019, the transaction price is comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, comprised of a $6.0 million and a $4.0 million development milestone, and (v) the $10.0 million regulatory milestone relating to the JNDA filing. As of December 31, 2019, all development milestones have been achieved and, other than the $10.0 million regulatory milestone received by the Company related to the filing of the JNDA that was achieved, no other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method. Accordingly, the Company recognized the $10.0 million regulatory milestone for the filing of the JNDA as revenue during the year ended December 31, 2019 as the regulatory milestone was both deemed probable of being achieved and the required performance obligations had been satisfied as of December 31, 2019. The Company recognized approximately $9.3 million and $42.9 million during the years ended December 31, 2018 and 2017, respectively. The revenue is classified as collaboration revenue in the accompanying consolidated statements of operations. As of December 31, 2019, there is no deferred revenue, no accounts receivable, and no contract assets. There were no asset or liability balances classified as long-term in the consolidated balance sheet as of December 31, 2019.

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

The Company is responsible for performing all activities related to the development of vadadustat as outlined in the current global development plan. The current global development plan encompasses all activities with respect to the ongoing PRO2TECT and INNO2VATE clinical programs through the filing for marketing approval, as well as certain other studies. Under the Otsuka U.S. Agreement, the Company controls and retains final decision‑making authority with respect to certain matters. The Company’s obligations related to the conduct of the current global development plan include the associated manufacturing and supply services for vadadustat.

Under the Otsuka U.S. Agreement, the parties jointly conduct, and have equal responsibility for, all medical affairs, commercialization and non-promotional activities pursuant to underlying plans as agreed to by the parties. If approved by the FDA, the Company plans to provide vadadustat to Otsuka for commercialization pursuant to a separate supply agreement to be negotiated.

The activities under the Otsuka U.S. Agreement are governed by a joint steering committee, or JSC, formed by an equal number of representatives from the Company and Otsuka. The JSC coordinates and monitors the parties’ activities under the collaboration. Among other responsibilities, the JSC manages the overall strategic alignment between the parties, oversees the current global development plan and reviews other detailed plans setting forth the parties’ activities under the arrangement, including the medical affairs plan and commercialization and non-promotional activities plan. Additionally, the parties established a joint development committee, or JDC, which is comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JDC shares information related to, and reviews and discusses activities and progress under, the current global development plan and any other development that may be conducted pursuant to the collaboration. The Company and Otsuka also established a joint manufacturing committee, or JMC, which is comprised of an equal number of representatives from each of the parties. Among other responsibilities, the JMC oversees the manufacturing plan and related manufacturing activities. In support of the potential commercialization of vadadustat, the parties established a joint commercialization committee, or JCC, which is comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JCC oversees the activities and progress under the commercialization and non-promotional activities plan and all other sales and marketing activities. The Company has retained final decision‑making authority with respect to certain matters, including U.S. pricing strategy and certain other key commercialization matters.

Under the terms of the Otsuka U.S. Agreement, the Company received a $125.0 million up-front, non-refundable, non-creditable cash payment in December 2016. In March 2017, the Company received a payment of approximately $33.8 million, which represented reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan through December 31, 2016. Commencing in the third quarter of 2017, whereupon the Company had incurred a specified amount of incremental costs, Otsuka began to contribute, as required by the Otsuka U.S. Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to December 31, 2016 will total $266.8 million or more, depending on the actual costs incurred toward the current global development plan. The costs associated with the performance of any development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism as set forth in the Otsuka U.S. Agreement or to be determined by the parties. Costs incurred with respect to medical affairs and commercialization and non-promotional activities will generally be shared equally by the parties. In addition, due to the costs incurred in completing the activities under the current global development plan exceeding a certain threshold in the second quarter of 2019, the Company elected to require Otsuka to increase the aggregate percentage of current global development costs it funds under the Otsuka U.S. Agreement and the Otsuka International Agreement, as defined below, from 52.5% to 80%, or the Otsuka Funding Option. The Company estimates the additional funding as a result of exercising the Otsuka Funding Option, or the Additional Funding, to total approximately $104.2 million or more, depending on the actual costs incurred toward the current global development plan. The Additional Funding is fully creditable against future payments due to the Company under the arrangement, provided that future payments due to the Company may not be reduced by more than 50% in any calendar year and any remaining creditable amount above 50% in any calendar year will be applied to subsequent future payments until fully credited. As of December 31, 2019, the Additional Funding was $43.7 million.

In addition, Otsuka is required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, the Company is eligible to receive up to $125.0 million in development milestone payments and up to $65.0 million in regulatory milestone payments for the first product to achieve the associated event. Moreover, the Company is eligible for up to $575.0 million in commercial milestone payments associated with aggregate sales of licensed products, subject to reduction as a result of the Company’s exercise of the Otsuka Funding Option, as described above, the Additional Funding for which, as of December 31, 2019, totaled $43.7 million. Due to the uncertainty of pharmaceutical development and the high historical failure rates associated therewith, no milestone payments may ever be received from Otsuka.

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

Unless earlier terminated, the Otsuka U.S. Agreement will expire in the United States on a product-by-product basis on the date that one or more generic versions of vadadustat first achieves 90% market penetration. Either party may terminate the Otsuka U.S. Agreement in its entirety upon an uncured breach or insolvency on the part of the other party. Otsuka may terminate the Otsuka U.S. Agreement in its entirety upon 12 months’ prior written notice at any time after the release of the first topline data from the global Phase 3 development program for vadadustat. In the event of termination of the Otsuka U.S. Agreement, all rights and licensees granted to Otsuka under the Otsuka U.S. Agreement will automatically terminate and the licenses granted to the Company will become freely sublicensable. In addition, the upfront payment, all development costs and milestone payments received by the Company prior to such termination will not be refunded to Otsuka.

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

The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that under ASC 606, the contract was modified in the second quarter of 2019 when the Otsuka Funding Option became effective and the Company became eligible to receive the Additional Funding amount. In connection with the modification, the Company adjusted the transaction price to include the Additional Funding amount as additional variable consideration. The Company constrains the variable consideration to an amount for which a significant revenue reversal is not probable.

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

As of December 31, 2019, the transaction price totaling $425.6 million is comprised of: (i) the up-front payment of $125.0 million, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016 of $33.8 million, (iii) the estimate of the cost base share payments to be received of approximately $209.1 million with respect to amounts incurred by the Company subsequent to December 31, 2016, and (iv) the estimate of the Additional Funding of approximately $57.7 million related to incremental cost share payments under the Otsuka Funding Option described above. As of December 31, 2019, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.

During the years ended December 31, 2019, 2018 and 2017, the Company recognized revenue totaling approximately $131.3 million, $103.9 million and $86.0 million, respectively, with respect to the Otsuka U.S. Agreement. The revenue is classified as collaboration revenue in the accompanying consolidated statements of operations. As of December 31, 2019, there is approximately $44.2 million of deferred revenue related to the Otsuka U.S. Agreement of which $23.6 million is classified as current and $20.6 million is classified as long-term in the accompanying consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of December 31, 2019, there is approximately $8.9 million in accounts receivable in the accompanying consolidated balance sheet. As of December 31, 2018, there was approximately $7.2 million in contract liabilities (included in accounts payable) in the consolidated balance sheet.

The Company determined that the medical affairs, commercialization and non-promotional activities elements of the Otsuka U.S. Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, the Company is accounting for the joint medical affairs, commercialization and non-promotional activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the Company has determined that in the context of the medical affairs, commercialization and non-promotional activities, Otsuka does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, the activities conducted pursuant to the medical affairs, commercialization and non-promotional activities plans will be accounted for as a component of the related expense in the period incurred. During the years ended December 31, 2019 and 2018, the Company incurred approximately $1.8 million and $1.2 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement of which approximately $0.7 million and $0.5 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during each of the years ended December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, Otsuka incurred approximately $1.9 million and $1.1 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $1.0 million and $0.5 million are reimbursable by the Company and recorded as an increase to research and development expense during the years ended December 31, 2019 and 2018.

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

Under the terms of the Otsuka International Agreement, the Company received a $73.0 million up-front, non-refundable, non-creditable cash payment. The Company also received a payment of approximately $0.2 million which represents reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan in excess of a specified threshold during the quarter ended March 31, 2017. Commencing in the second quarter of 2017, Otsuka began to contribute, as required by the Otsuka International Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to March 31, 2017 will total roughly $214.0 million or more, depending on the actual current global development plan costs incurred. The costs associated with the performance of any mutually agreed upon development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism as set forth in the Otsuka International Agreement or to be determined by the parties. Otsuka may elect to conduct additional studies of vadadustat in the EU, subject to the Company’s right to delay such studies based on its objectives outside the Otsuka International Territory. Otsuka will pay a percentage of the costs of any such studies, and the Company will pay its portion of the costs in the form of a credit against future amounts due to the Company under the Otsuka International Agreement. The costs incurred related to any other development activities, which are pursued solely for obtaining or maintaining marketing approval in the Otsuka International Territory or otherwise performed solely with respect to the Otsuka International Territory that are incremental to the development activities included in the current global development plan, will be borne in their entirety by Otsuka. Otsuka will pay costs incurred with respect to medical affairs and commercialization activities in the Otsuka International Territory.

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

As of December 31, 2019, the transaction price totaling $287.2 million is comprised of: (i) the up-front payment of $73.0 million, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017 of $0.2 million, and (iii) an estimate of the cost share payments to be received with respect to amounts incurred by the Company subsequent to March 31, 2017 of $214.0 million. As of December 31, 2019, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.

During the years ended December 31, 2019, 2018 and 2017, the Company recognized revenue totaling approximately $75.6 million, $87.3 million, and $52.3 million, respectively, with respect to the Otsuka International Agreement. The revenue is classified as collaboration revenue in the accompanying consolidated statements of operations. As of December 31, 2019, there is approximately $24.1 million of deferred revenue related to the Otsuka International Agreement of which $16.3 million is classified as current and $7.8 million is classified as long-term in the accompanying consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of December 31, 2019, there is approximately $4.0 million in accounts receivable in the accompanying consolidated balance sheet. As of December 31, 2018, there was approximately $6.3 million in contract liabilities (included in accounts payable) in the consolidated balance sheet.

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

Under the terms of the Janssen Agreement, Janssen granted to the Company a license for a three-year research term to conduct research on the HIF compound portfolio, which research term is now expired. During the research term, the Company could designate one or more compounds as candidates for development and commercialization. Once a compound was designated for development and commercialization, the Company was to be solely responsible for the development and commercialization of the compound worldwide at its own cost and expense.

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

Vifor Pharma License Agreement

Summary of Agreement

On May 12, 2017, the Company entered into a License Agreement, or the Vifor Agreement, with Vifor (International) Ltd., or Vifor Pharma, pursuant to which the Company granted Vifor Pharma an exclusive license to sell vadadustat solely to Fresenius Kidney Care Group LLC, or FKC, an affiliate of Fresenius Medical Care North America, or FMCNA, in the United States. On April 8, 2019, the Company and Vifor Pharma entered into an Amended and Restated License Agreement, or the Vifor Amended Agreement, which amends and restates in full the Vifor Agreement.

Pursuant to the Vifor Amended Agreement, the Company granted Vifor Pharma an exclusive license to sell vadadustat to FKC and to certain third party dialysis organizations approved by the Company, or Third Party Dialysis Organizations, in the United States.

The license granted under the Vifor Amended Agreement will become effective upon (i) the approval of vadadustat for DD-CKD patients by the FDA, (ii) the earlier of a determination by the Centers for Medicare & Medicaid Services that vadadustat will be reimbursed using Medicare’s bundled reimbursement model or that vadadustat will be reimbursed using the Transitional Drug Add-On Payment Adjustment, and (iii) payment by Vifor Pharma of a $25.0 million milestone upon the occurrence of (i) and (ii).

The Vifor Amended Agreement is structured as a profit share arrangement between the Company and Vifor Pharma in which the Company will receive a majority of the profit, after deduction of certain amounts relating to Vifor Pharma’s costs, from Vifor Pharma’s sales of vadadustat to FKC and the Third Party Dialysis Organizations in the United States. The Company will share the milestone payment and the revenue from the profit share with Otsuka pursuant to the Otsuka U.S. Agreement. The Company currently retains rights to commercialize vadadustat for use in the NDD-CKD market and in other dialysis organizations in the United States, which will be done in collaboration with Otsuka following FDA approval.

The Vifor Amended Agreement provides that the Company and Vifor Pharma will enter into a commercial supply agreement for vadadustat pursuant to which the Company will supply all of Vifor Pharma’s requirements for vadadustat in the United States. In addition, Vifor Pharma will enter into supply arrangements with FKC and the Third Party Dialysis Organizations that will govern the terms pursuant to which Vifor Pharma will supply vadadustat to FKC and the Third Party Dialysis Organizations for use in patients at its dialysis centers in the United States. During the term of the Vifor Amended Agreement, Vifor Pharma is not permitted to sell any HIF product that competes with vadadustat in the United States to FKC or its affiliates or to any Third Party Dialysis Organization, and the Company may not directly supply vadadustat to FKC or any other affiliate of FMCNA or any Third Party Dialysis Organization.

Unless earlier terminated, the Vifor Amended Agreement will expire upon the later of the expiration of all patents that claim or cover vadadustat or expiration of marketing or regulatory exclusivity for vadadustat in the United States. Vifor Pharma may terminate the Vifor Amended Agreement in its entirety upon 12 months’ prior written notice after the release of the first topline data in the vadadustat global Phase 3 program for DD-CKD patients. In addition, either party may, subject to a cure period, terminate the Vifor Amended Agreement in the event of the other party’s uncured material breach or bankruptcy. The Company may terminate the Vifor Amended Agreement (or suspend the license) upon the occurrence of certain events, such as for specific violations of the Vifor Amended Agreement, Vifor Pharma’s failure to achieve certain sales levels, or if there are changes in Vifor Pharma’s relationship with FKC or in applicable laws and regulations related to the reimbursement of drugs like vadadustat at dialysis clinics, or if Vifor Pharma contests the validity or enforceability of any patent controlled by the Company that covers vadadustat. The Vifor Amended Agreement also includes a standstill provision and customary representations and warranties.

Investment Agreement

In connection with the Vifor Agreement, in May 2017, the Company and Vifor Pharma entered into an investment agreement, or the Investment Agreement, pursuant to which the Company sold an aggregate of 3,571,429 shares of the Company’s common stock, or the Shares, to Vifor Pharma at a price per share of $14.00 for a total of $50.0 million. The amount representing the premium over the closing stock price of $12.69 on the date of the transaction, totaling $4.7 million, was determined by the Company to represent consideration related to the Vifor Agreement. As the parties’ rights under the Vifor Agreement are conditioned upon (a) the approval of vadadustat for DD-CKD patients by the FDA; (b) the earlier of a determination by the Centers for Medicare & Medicaid Services that vadadustat will be reimbursed using Medicare’s bundled reimbursement model or that vadadustat will be reimbursed using the Transitional Drug Add-On Payment Adjustment; and (c) payment by Vifor Pharma of a $25.0 million milestone upon the occurrence of (a) and (b), in accordance with ASC 606, the Company has determined that the full transaction price is fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including clinical and regulatory risks that must be overcome in order for the parties’ rights to become effective and the probability of the $25.0 million milestone being achieved. Accordingly, the $4.7 million continues to be recorded as deferred revenue in the accompanying consolidated balance sheets. Upon the satisfaction of the aforementioned conditions, revenue will be recognized as the Company supplies vadadustat to Vifor Pharma using a proportional performance method.

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

Priority Review Voucher Letter Agreement

On February 14, 2020, we entered into a letter agreement, or the Letter Agreement, with Vifor Pharma relating to Vifor Pharma’s agreement with a third party to purchase a Priority Review Voucher, or the PRV, issued by the FDA, subject to satisfaction of customary closing conditions, or the PRV Purchase. A PRV entitles the holder to priority review of a New Drug Application, or NDA, or a Biologics License Application for a new drug, which reduces the target FDA review time to six months after official acceptance of the submission, and could lead to expedited approval. Pursuant to the Letter Agreement, Akebia will pay Vifor Pharma $10.0 million within fifteen business days after the closing of the PRV Purchase. Vifor Pharma is obligated to retain all rights to, and maintain the validity of, the PRV until Akebia and Vifor Pharma (a) enter into a definitive agreement setting forth the financial and other terms by which Vifor Pharma will assign the PRV to Akebia for use with Akebia’s planned NDA for vadadustat for the treatment of anemia due to CKD in both dialysis-dependent and non-dialysis dependent patients, or (b) make a mutual decision to sell the PRV and share the proceeds based on certain terms.

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

On April 17, 2019, the Company and Panion entered into a second amended and restated license agreement, or the Panion Amended License Agreement, which amends and restates in full the Panion License Agreement, effective as of April 17, 2019. The Panion

Amended License Agreement provides Keryx with an exclusive license under Panion-owned know-how and patents covering the rights to sublicense, develop, make, use, sell, offer for sale, import and export ferric citrate worldwide, excluding the Licensor Territory. The Panion Amended License Agreement also provides Panion with an exclusive license under Keryx-owned patents covering the rights to sublicense (with the Company’s written consent), develop, make, use, sell, offer for sale, import and export ferric citrate in certain countries in the Licensor Territory. Consistent with the Panion License Agreement, under the Panion Amended License Agreement, Panion is eligible to receive from the Company or any sublicensee royalty payments based on a mid-single digit percentage of sales of ferric citrate in the Company’s licensed territories. The Company is eligible to receive from Panion or any sublicensee royalty payments based on a mid-single digit percentage of net sales of ferric citrate in Panion’s licensed territories.

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

During the year ended December 31, 2019 and the period from December 12, 2018 to December 31, 2018, the Company incurred approximately $10.2 million and $0.4 million, respectively, in royalty payments due to Panion relating to the Company’s sales of Auryxia in the United States and JT and Torii’s net sales of Riona in Japan, as the Company is required to pay a mid-single digit percentage of net sales of ferric citrate in the Company’s licensed territories to Panion under the terms of the Panion Amended License Agreement.

Sublicense Agreement with Japan Tobacco, Inc. and its subsidiary, Torii Pharmaceutical Co., Ltd.

Summary of Agreement

As a result of the Merger, the Company has an Amended and Restated Sublicense Agreement, which was amended in June 2013, with JT and Torii, or the JT and Torii Sublicense Agreement, under which Keryx, the Company’s wholly owned subsidiary, remains the contracting party. Under the JT and Torii Sublicense Agreement, JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate hydrate in Japan. JT and Torii are responsible for the future development and commercialization costs in Japan.

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

The sublicense under the JT and Torii Sublicense Agreement terminates upon the expiration of all underlying patent rights. Also, JT and Torii may terminate the JT and Torii Sublicense Agreement with or without cause upon at least six months prior written notice to us. Additionally, either party may terminate the JT and Torii Sublicense Agreement for cause upon 60 days’ prior written notice after the breach of any uncured material provision of the JT and Torii Sublicense Agreement, or after certain insolvency events.

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

During the year ended December 31, 2019 and the period from December 12, 2018 to December 31, 2018, the Company recognized $5.9 million and $0.1 million, respectively, in license revenue related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.

5. Business Combination

On December 12, 2018, the Company completed the Merger with Keryx. Keryx’s proprietary product, Auryxia, is approved by the FDA for two indications: (1) the control of serum phosphorus levels in adult patients with DD-CKD and (2) the treatment of iron deficiency anemia in adult patients with NDD-CKD.

Akebia was determined to be the accounting acquirer and has accounted for the transaction as a business combination using the acquisition method of accounting under ASC 805. Accordingly, the results of Keryx’s operations are included in our consolidated financial statements from December 12, 2018, the date the Merger was completed. Keryx’s revenues and net loss from December 12, 2018 to December 31, 2018 were $6.9 million and $3.8 million, respectively.

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

Additionally, immediately prior to the Merger, Baupost Group Securities, L.L.C., or Baupost, agreed to convert its $164.7 million of Keryx’s Convertible Notes into 35,582,335 Keryx Shares, in accordance with the terms of the governing indenture agreement, in exchange for an additional 4,000,000 Keryx Shares, or the Baupost Additional Shares. The aggregate 39.6 million Keryx Shares were then converted into Akebia Shares at the 0.37433 exchange ratio. The fair value of the Baupost Additional Shares, on an as-converted basis, of $13.4 million has been excluded from the purchase price and recorded within selling, general and administrative expenses in the Company’s consolidated financial statements, as the issuance of those shares by Keryx is considered to be a separate transaction under ASC 805, since it was entered into by or on behalf of the acquirer or primarily for the benefit of the acquirer or the combined entity.

The Company allocated the $527.8 million purchase price to the identifiable assets acquired and liabilities assumed in the business combination at their fair values as of December 12, 2018 as follows (in thousands):

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

The Company also identified an executory contract in the supply agreement between Keryx and BioVectra Inc., or BioVectra, which includes future firm purchase commitments. This executory contract was deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast and as such, the Company recorded a liability in purchase accounting. As of the acquisition date, the fair value of the off-market element was $29.5 million.

The goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits that were expected to be realized from the Merger. These benefits included the expectation that the combined company would establish itself as a leading renal company with enhanced position and large market opportunity, synergistic utilization of Keryx’s commercial organization, and strengthening the combined company’s financial profile. Such goodwill is not deductible for tax purposes.

In connection with the Merger, the Company identified a deferred tax liability of $35.1 million as a result of the difference in the book basis and tax basis related to the identifiable inventory, other intangible assets, net and other liability. In determining the deferred tax liability to be recorded the Company elected to first consider the recoverability of the deferred tax assets acquired in the acquisition before considering the recoverability of the acquirer’s existing deferred tax assets.

In connection with the Merger, the Company incurred $23.1 million of direct transaction costs, which along with the expense associated with the Baupost Additional Shares, is recorded within general and administrative expenses in our consolidated financial statements for the year ended December 31, 2018.

6. Available For Sale Securities

Available for sale securities at December 31, 2019 and 2018 consist of the following:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2019
Cash and cash equivalents	$147,449	$—	$—	$147,449
Available for sale securities:
Certificates of deposit	$245	—	—	$245
Total available for sale securities	$245	$—	$—	$245
Total cash, cash equivalents, and available for sale securities	$147,694	$—	$—	$147,694

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2018
Cash and cash equivalents	$104,644	$—	$—	$104,644
Available for sale securities:
Certificates of deposit	$245	—	—	$245
U.S. government debt securities	158,518	1	(198)	158,321
Corporate debt securities	58,494	—	(64)	58,430
Total available for sale securities	$217,257	$1	$(262)	$216,996
Total cash, cash equivalents, and available for sale securities	$321,901	$1	$(262)	$321,640

The estimated fair value of the Company’s available for sale securities balance at December 31, 2019, by contractual maturity, is as follows (in thousands):

Due in one year or less	$245
Due after one year	—
Total available for sale securities	$245

There were no realized gains or losses on available for sale securities for the years ended December 31, 2019 or 2018. Additionally, the Company did not have any available for sale securities that were in an unrealized loss position as of December 31, 2019. The following table summarizes the Company’s available for sale securities that were in a continuous unrealized loss position, but were not deemed to be other-than-temporarily impaired, as of December 31, 2018:

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

As noted above, there were no securities as of December 31, 2019 that were in an unrealized loss position. There were 51 securities as of December 31, 2018 that were in an unrealized loss position. The Company considered the decline in the market value of these securities to be primarily attributable to current economic conditions. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment.

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

Assets measured or disclosed at fair value on a recurring basis as of December 31, 2019 and 2018 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2019
Assets:
Cash and cash equivalents	$147,449	$—	$—	$147,449
Certificates of deposit	—	245	—	245
	$147,449	$245	$—	$147,694

Liabilities:
Derivative liability	$—	$—	$1,650	$1,650
	$—	$—	$1,650	$1,650

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2018
Assets:
Cash and cash equivalents	$104,644	$—	$—	$104,644
Certificates of deposit	—	245	—	245
U.S. government debt securities	—	158,321	—	158,321
Corporate debt securities	—	58,430	—	58,430
	$104,644	$216,996	$—	$321,640

The corporate debt securities held by the Company were all investment grade.

The Company’s Loan Agreement with Pharmakon (see Note 11) contains certain provisions that change the underlying cash flows of the debt instrument, including a potential extension to the interest-only period dependent on both no event of default having occurred and continuing and on the Company achieving certain regulatory and revenue conditions. The Company also assessed the acceleration of the obligations under the Loan Agreement under an event of default. In addition, under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. In accordance with ASC 815, the Company concluded that these features are not clearly and closely related to the host instrument, and represent a single compound derivative that is required to be re-measured at fair value on a quarterly basis.

The events of default include a minimum liquidity threshold starting in 2021. At November 25, 2019, the Company recorded a derivative liability related to the Company’s Loan Agreement with Pharmakon of $1.7 million. The Company determined that the change in fair value from November 25, 2019 to December 31, 2019 was immaterial. The Company classified the derivative liability as a non-current liability on the balance sheet at December 31, 2019. The estimated fair value of the derivative liability was determined using a scenario-based approach and discounted cash flow model that includes principal and interest payments under various scenarios involving clinical development success for vadadustat and various cash flow assumptions. Probabilities surrounding clinical development success were derived using industry benchmarks. Should the Company’s assessment of the probabilities around these scenarios change, there could be a change to the fair value of the derivative liability.

The Company had no other assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2019 and December 31, 2018.

Investment securities are exposed to various risks such as interest rate, market and credit risks. Due to the immaterial balance of investments held at December 31, 2019, the Company does not believe that changes in risks in the near term would result in material changes in the fair value of investments.

8. Inventory

The components of inventory, inclusive of step-up as a result of bringing Keryx’s inventory onto Akebia’s books in connection with the Merger, are summarized as follows:

	December 31, 2019	December 31, 2018
	(in thousands)
Raw materials	$2,278	$1,880
Work in process	137,858	215,122
Finished goods	42,096	18,182
Total inventory	$182,232	$235,184

Long-term inventory, which primarily consists of raw materials and work in process, is included in other assets in the Company’s consolidated balance sheets.

	December 31, 2019	December 31, 2018
	(in thousands)
Balance Sheet Classification:
Inventory	$116,349	$114,245
Other assets	65,883	120,939
Total inventory	$182,232	$235,184

Inventory amounts written down as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold totaled $7.1 million during the year ended December 31, 2019. There were no inventory write-offs during the period from December 12, 2018 through December 31, 2018. If future sales of Auryxia are lower than expected, the Company may be required to write-down the value of such inventories. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of sales in the consolidated statement of operations.

9. Intangible Assets and Goodwill

Intangible Assets

The following table presents the Company’s intangible assets (in thousands):

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	ASC 842 Adjustment	Total	Estimated useful life
Acquired intangible assets:
Developed product rights for Auryxia	$329,130	$(37,918)	$—	$291,212	9 Years
Favorable lease	545	(5)	(540)	-	N/A
Total	$329,675	$(37,923)	$(540)	$291,212

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Total	Estimated useful life
Acquired intangible assets:
Developed product rights for Auryxia	$329,130	$(1,517)	$327,613	9 Years
Favorable lease	545	(5)	540	4 years
Total	$329,675	$(1,522)	$328,153

On December 12, 2018, the Company completed the Merger, whereby it acquired certain definite-lived intangible assets, including the developed product rights for Auryxia and a favorable lease. The Company amortizes its definite-lived intangible assets acquired as part of the Merger using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life. As a result of the adoption of ASC 842 on January 1, 2019, the Company reclassed the remaining balance of the favorable lease intangible asset into the operating lease asset. The Company recorded $36.4 million and $1.5 million in amortization expense related to the developed product rights for Auryxia during the years ended December 31, 2019 and 2018. Estimated future amortization expense for the intangible asset as of December 31, 2019 is as follows (in thousands):

Total
2020	$36,402
2021	36,401
2022	36,402
2023	36,401
2024	36,402
Thereafter	109,204
$291,212

Goodwill

Goodwill was $55.1 million as of December 31, 2019 and 2018, derived as follows (in thousands):

Total Merger consideration	$527,754
Less: Fair value of identified acquired assets and liabilities, net	(472,701)
Goodwill	$55,053

Goodwill is evaluated for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that an impairment may exist.

10. Accrued Expenses

Accrued expenses are as follows:

	December 31, 2019	December 31, 2018
	(in thousands)
Accrued clinical	$61,815	$71,881
Product revenue allowances	30,552	22,861
Accrued payroll	12,604	12,880
Lease liability	4,989	—
Professional fees	3,444	2,367
Royalties	2,713	2,430
Accrued commercial manufacturing	2,680	6,383
Accrued severance	725	3,962
Merger costs	—	16,071
Accrued other	9,549	12,082
Total accrued expenses	$129,071	$150,917

11. Debt

Future principal payments on the Term Loans (as defined below) as of December 31, 2019 are as follows (in thousands):

Principal
Payments
(in thousands)
2020	$—
2021	—
2022	7,140
2023	30,354
2024	42,506
Thereafter	—
Total before unamortized discount and issuance costs	80,000
Less: unamortized discount and issuance costs	(4,195)
Total term loans	$75,805

Term Loans

On November 11, 2019, the Company, with Keryx as guarantor, entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, collectively with the Collateral Agent, Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million are made available to the Company in two tranches, subject to certain terms and conditions, or the Term Loans. The first tranche of $80.0 million, or Tranche A, was drawn on November 25, 2019, or the Tranche A Funding Date. The second tranche, available until December 31, 2020, allows the Company to borrow, at its option, an additional $20.0 million, or Tranche B, subject to the satisfaction of customary conditions. The date on which Tranche B is drawn, the Tranche B Funding Date, and each of the Tranche A Funding Date and the Tranche B Funding Date, a Funding Date.

Proceeds from the Term Loans may be used for general corporate purposes. The Company and Keryx entered into a Guaranty and Security Agreement with the Collateral Agent, or the Guaranty and Security Agreement, on the Tranche A Funding Date. Pursuant to the Guaranty and Security Agreement, the Company’s obligations under the Term Loans are unconditionally guaranteed by Keryx, or the Guarantee. Additionally, the obligations of the Company and Keryx under the Term Loans and the Guarantee are secured by a first priority lien on certain assets of the Company and Keryx, including Auryxia and certain related assets, cash, and certain equity interests held by the Company and Keryx, collectively the Collateral.

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

On the Tranche A Funding Date, the Company paid to Pharmakon a facility fee equal to 2.00% of the aggregate principal amount of the Term Loans, or $2.0 million, in addition to other expenses incurred by Pharmakon and reimbursed by the Company, or Lender Expenses. The Tranche A draw was $77.3 million, net of facility fee, Lender Expenses and issuance costs. The Loan Agreement permits voluntary prepayment at any time in whole or in part, subject to a prepayment premium. The prepayment premium would be 2.00% of the principal amount being prepaid prior to the third anniversary of the applicable Funding Date, 1.00% on or after the third anniversary, but prior to the fourth anniversary, of the applicable Funding Date, and 0.50% on or after the fourth anniversary of the applicable Funding Date but prior to the Maturity Date, and a make-whole premium on or prior to the second anniversary of the applicable Funding Date in an amount equal to foregone interest through the second anniversary of the applicable Funding Date. A change of control triggers a mandatory prepayment of the Term Loans.

The Loan Agreement contains customary representations, warranties, events of default and covenants of the Company and its subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia starting in the fourth quarter of 2020. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of December 31, 2019, the Company determined that no events of default had occurred.

The Company assessed the terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion feature. As part of this analysis, the Company assessed the economic characteristics and risks of the Loan Agreement, including put and call features. The terms and features assessed include a potential extension to the interest-only period dependent on both no event of default having occurred and continuing and on the Company achieving certain regulatory and revenue conditions. The Company also assessed the acceleration of the obligations under the Loan Agreement under an event of default. In addition, under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. In accordance with ASC 815, the Company concluded that these features are not clearly and closely related to the host instrument, and represent a single compound derivative that is required to be re-measured at fair value on a quarterly basis.

The events of default include a minimum liquidity threshold starting in 2021. At November 25, 2019, the Company recorded a derivative liability related to the Company’s Loan Agreement with Pharmakon of $1.7 million. The Company determined that the change in fair value from November 25, 2019 to December 31, 2019 was immaterial. The Company classified the derivative liability as a non-current liability on the balance sheet at December 31, 2019.

During the year ended December 31, 2019, the Company recognized approximately $0.9 million of interest expense related to the Loan Agreement.

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

On August 7, 2019, the Company executed and delivered to SVB an Unconditional Guaranty, or the Guaranty, pursuant to which the Company guaranteed the prompt and complete payment and performance when due of all of the obligations and liabilities of Keryx under the Loan and Security Agreement, as amended by the Loan Amendment, or the Amended Loan Agreement. In addition, the Company entered into a Security Agreement with SVB effective August 7, 2019, or the Security Agreement, pursuant to which the Company granted to SVB a continuing first priority security interest in substantially all of the Company’s personal property, other than the Company’s intellectual property, to secure the payment and performance of the Company’s obligations under the Guaranty. The Company’s obligations under the Guaranty were independent of Keryx’s obligations, and separate actions were able to be brought against the Company.

Availability under the Line of Credit was subject to a borrowing base comprised of eligible receivables and eligible inventory of Keryx as set forth in the Loan and Security Agreement. As of December 31, 2019 and 2018, there was $0 and $15.0 million outstanding, respectively, under the Line of Credit and the Company had $0 in available borrowing base as of December 31, 2019, as the Line of Credit was terminated in November 2019.

The principal amount outstanding under the Loan and Security Agreement bore interest at a floating rate per annum equal to the greater of (i) 2.0% above the “prime rate,” as reported in The Wall Street Journal and (ii) 6.75%, which interest was payable monthly. Principal amounts borrowed under the Line of Credit were able to be repaid and, prior to the maturity date, re-borrowed, subject to the terms and conditions set forth in the Loan and Security Agreement. Upon entry into the Loan and Security Agreement (payable in installments and subject to certain conditions), and at the one year anniversary of the effective date of the Loan and Security Agreement (or, if earlier, upon termination of or an event of default under the Loan and Security Agreement), Keryx paid to SVB a fee equal to 1.00% of the Line of Credit. Keryx was also required to pay on a quarterly basis a fee equal to 0.25% per annum of the average unused portion of the Line of Credit. Pursuant to the terms of the Loan and Security Agreement, Keryx was required to pay a termination fee of 2.00% of the Line of Credit, if the Loan and Security Agreement was terminated prior to the maturity date, subject to certain exceptions. The Company terminated the Loan and Security Agreement, the Unconditional Guaranty, and the Security Agreement on November 7, 2019, and Keryx paid SVB a termination fee of $0.8 million.

During the year ended December 31, 2019 and the period from December 12, 2018 through December 31, 2018, the Company recognized approximately $0.5 million and $65,000, respectively, of interest expense related to the Line of Credit. The Company did not incur any amortization expense related to the origination fee and other additional fees noted above as such fees were included in the fair value of the Line of Credit as of December 12, 2018, the date on which the Merger was consummated, in accordance with ASC 805.

12. Warrant

In connection with the Janssen Agreement, in February 2017, the Company issued a warrant to purchase 509,611 shares of the Company’s common stock at an exercise price of $9.81 per share. The warrant was fully vested upon issuance and exercisable in whole or in part, at any time prior to February 9, 2022. The warrant satisfied the equity classification criteria of ASC 815, and is therefore classified as an equity instrument. The fair value at issuance of $3.4 million was calculated using the Black-Scholes option pricing model and was charged to research and development expense as it represented consideration for a license for which the underlying intellectual property was deemed to have no alternative future use. As of December 31, 2019, the warrant remains outstanding and expires on February 9, 2022.

13. Stockholders’ Equity

Authorized and Outstanding Capital Stock

As of December 31, 2019, the authorized capital stock of the Company included 175,000,000 shares of common stock, par value $0.00001 per share, of which 121,674,568 and 116,887,518 shares were issued and outstanding at December 31, 2019 and 2018, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which 0 shares were issued and outstanding at December 31, 2019 and December 31, 2018.

Retired Shares

In April 2019, the Company repurchased and retired 55,324 shares of common stock from certain officers of the Company. The proceeds from the disposition of these shares were used by certain officers of the Company to cover tax liabilities associated with previously vested RSUs.

At-the-Market Facility

In May 2016, the Company established an at-the-market, or ATM, equity offering program pursuant to which it was able to offer and sell up to $75.0 million its common stock at the then current market prices from time to time. Through December 31, 2018, the Company sold 1,775,214 shares of common stock under this program with net proceeds of $22.6 million, of which 694,306 shares were sold in the year ended December 31, 2018 for net proceeds of approximately $10.5 million. Additionally, the Company sold 1,384,520 shares in the six months ended June 30, 2019 for net proceeds (after deducting commissions and other offering expenses) of approximately $9.4 million.

On November 12, 2019, the Company entered into an Amended and Restated Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. for the offer and sale of common stock at the then current market prices in amounts to be determined from time to time. Also, on November 12, 2019, the Company filed a prospectus supplement pursuant to which it was able to offer and sell up to $75.0 million its common stock at the then current market prices from time to time. In December 2019, the Company commenced sales under this program. Through December 31, 2019, the Company sold 2,684,392 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $16.8 million. Subsequent to December 31, 2019 and through February 4, 2020, the Company sold 7,973,967 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $56.7 million.

Equity Offering

In March 2018, the Company completed a follow-on public equity offering, whereby the Company sold 8,500,000 shares of common stock at a public offering price of $10.50 per share. The aggregate net proceeds received by the Company from the offering were approximately $84.8 million, net of underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company did not have any follow-on public equity offerings during the year ended December 31, 2019.

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

Acceleration of Equity Awards

In connection with the closing of the Merger, certain executives of Keryx were terminated and as a result, the Company accelerated in full the vesting of all of the outstanding equity awards for each such executive, consistent with his or her existing employment agreements. Additionally, subject to limited exceptions, all outstanding equity awards held by certain officers of Akebia also had the vesting of their outstanding equity awards accelerated in full upon consummation of the Merger as a result of the change in control provision included in each such officer’s award agreements and their Executive Severance Agreements. As a result, the Company recognized $9.7 million of stock-based compensation expense related to the acceleration of awards during the year ended December 31, 2018.

Equity Plans

On February 28, 2014, the Company’s Board of Directors adopted its 2014 Incentive Plan and its 2014 Employee Stock Purchase Plan, or the 2014 ESPP, which were subsequently approved by its shareholders and became effective upon the closing of the Company’s initial public offering on March 25, 2014. The Company’s 2014 Incentive Plan was subsequently amended on December 11, 2018, which amendment did not require shareholder approval. The Company’s 2014 Incentive Plan, as amended, is referred to as the 2014 Plan. The 2014 Plan replaced the Company’s Amended and Restated 2008 Equity Incentive Plan, or the 2008 Plan; however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. On June 6, 2019, the Company’s shareholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or the ESPP. In May 2016, the Company’s Board of Directors approved an inducement award program that was separate from the Company’s equity plans and which, consistent with Nasdaq Listing Rule 5635(c)(4), did not require shareholder approval, or the Inducement Award Program. For 2019, the Company authorized the issuance of up to 3,150,000 shares for the purpose of granting options to purchase shares of the Company’s common stock to new hires under the Inducement Award Program, of which 1,505,300 options to purchase Akebia Shares were granted during the year ended December 31, 2019, of which 1,412,550 options to purchase Akebia Shares remained outstanding at December 31, 2019.

The 2014 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, RSUs, performance awards and other awards convertible into or otherwise based on shares of the Company’s common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1 of each calendar year, by an amount equal to three percent (3%) of the number of Akebia Shares outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31, or the 2014 Plan Evergreen Provision. The Company’s Board of Directors may act prior to January 1 of any year to provide that there will be no automatic increase in the number of Akebia Shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). On December 12, 2018, in connection with the consummation of the Merger, the Company assumed outstanding and unexercised options to purchase Keryx Shares, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, under the following Keryx equity plans, or the Keryx Equity Plans: the Keryx 1999 Share Option Plan, the Keryx 2004 Long-Term Incentive Plan, the Keryx 2007 Incentive Plan, the Keryx Amended and Restated 2013 Incentive Plan, and the Keryx 2018 Equity Incentive Plan, or the Keryx 2018 Plan. In addition, the number of Keryx Shares available for issuance under the Keryx 2018 Plan, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, may be used for awards granted by the Company under its 2014 Plan, or the Assumed Shares, provided that the Company uses the Assumed Shares for individuals who were not employees or directors of the Company prior to the consummation of the Merger. During the year ended December 31, 2019, the Company granted 2,028,625 options to purchase Akebia Shares to employees under the 2014 Plan, 1,505,300 options to purchase Akebia Shares to employees under the Inducement Award Program, 4,485,895 Akebia RSUs to employees under the 2014 Plan, 180,900 options to purchase Akebia Shares to directors under the 2014 Plan, and 123,300 Akebia RSUs to directors under the 2014 Plan.

The ESPP provides for the issuance of options to purchase shares of the Company’s common stock to participating employees at a discount to their fair market value. As noted above, the Company’s stockholders approved the ESPP, which amended and restated the Company’s 2014 ESPP, on June 6, 2019. The maximum aggregate number of shares at December 31, 2019 of the Company’s common stock available for future issuance under the ESPP is 5,715,992. Under the ESPP, each offering period is six months, at the end of which employees may purchase shares of the Company’s common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of eighty-five percent (85%) of the closing price of the Company’s common stock at the beginning or end of the offering period.

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	December 31, 2019	December 31, 2018
Common stock options and RSUs outstanding (1)	12,195,031	9,309,204
Shares available for issuance under Akebia equity plans (2)	2,983,256	4,526,563
Warrant to purchase common stock	509,611	509,611
Shares available for issuance under the ESPP (3)	5,715,992	603,522
Total	21,403,890	14,948,900

(1)	Includes awards granted under the 2014 Plan and the Inducement Award Program and awards issued in connection with the Merger.
(2)

On January 1, 2020, January 1, 2019 and January 1, 2018, the shares reserved for future grants under the 2014 Plan increased by 4,031,376, 3,801,198 and 1,575,329 shares, respectively, pursuant to the 2014 Plan Evergreen Provision. On December 12, 2018, the shares reserved for future grants under the 2014 Plan increased by 2,323,213 shares as a result of the Company’s addition of the Assumed Shares to the 2014 Plan. On December 19, 2017, the Company’s Board of Directors approved 750,000 shares for issuance as option awards in fiscal year 2018 under the Inducement Award Program. On January 30, 2019, the Company’s Board of Directors approved 3,150,000 shares for issuance as option awards in fiscal year 2019 under the Inducement Award Program.

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

Stock-Based Compensation

Stock Options

Service-Based Stock Options

On February 28, 2019, as part of the Company’s annual grant of equity, the Company issued 2,028,625 stock options to employees. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. Options granted by the Company vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options generally expire ten years after the date of grant. The Company recorded approximately $5.4 million, $11.9 million and $6.5 million of stock-based compensation expense related to stock options granted during fiscal years 2019, 2018 and 2017, respectively.

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

The assumptions used in the Black-Scholes pricing model to estimate the grant date fair value of options granted under the 2014 Plan are as follows:

	Year ended December 31,
	2019	2018	2017
Risk-free interest rate	1.42% - 2.57%	2.54% - 3.01%	1.81% - 2.27%
Dividend yield	0.00%	0.00%	0.00%
Volatility	61.40% - 64.10%	61.65% - 77.04%	78.57% - 85.81%
Expected term (years)	5.51 - 6.25	5.51 - 6.25	5.51 - 6.25

The following table summarizes the Company’s stock option activity, excluding performance-based options, for the year ended December 31, 2019:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	8,144,752	$13.57		$2,351,316
Granted	3,714,825	$6.38
Exercised	(362,796)	$1.54		$1,273,757
Forfeited	(3,842,588)	$15.26		$67,753
Expired/cancelled	(30,084)	$18.09
Outstanding, December 31, 2019	7,624,109	$9.77	7.84	$3,173,101
Options exercisable, December 31, 2019	3,759,075	$12.74	6.45	$983,273
Vested and expected to vest, December 31, 2019	7,624,109	$9.77

The weighted-average grant date fair values of options granted in the years ended December 31, 2019, 2018, and 2017 were $3.85, $7.12, and $8.47 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 were $1.3 million, $1.2 million, and $2.7 million, respectively. The fair value of options that vested during the years ended December 31, 2019, 2018, and 2017 were $4.3 million, $13.6 million, and $5.6 million, respectively. As of December 31, 2019, there was approximately $13.5 million of unrecognized compensation cost related to stock options under the Company’s 2014 Plan or made pursuant to the Inducement Award Program, which is expected to be recognized over a weighted average period of 2.83 years.

Performance-Based Stock Options

On December 12, 2018, pursuant to the Merger Agreement, each outstanding and unexercised performance-based option to acquire Keryx Shares granted under a Keryx equity plan converted into a service-based option or performance-based option to acquire Akebia Shares, with the number of shares and exercise price adjusted by the Exchange Multiplier. As a result, the Company issued 233,954 performance-based options related to the Merger. The Company did not have any performance based-options outstanding in fiscal year 2018 prior to the Merger. The Company did not issue any performance-based options during the year ended December 31, 2019 and 2018 besides those issued related to the Merger in 2018. As of December 31, 2019, the Company had 46,790 performance-based options outstanding. The potential range of shares issuable pursuant to the Company’s performance-based options range from 0% to 100% of the target shares based on financial measures. Performance-based options vest up to 50% upon achievement of performance condition and up to 50% one year following achievement of the performance condition.

The following table summarizes the Company’s performance-based option activity for the year ended December 31, 2019:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	202,136	$19.82	7.42	$—
Granted	—	$—
Exercised	—	$—		$—
Forfeited/cancelled	(155,346)	$21.04
Outstanding, December 31, 2019	46,790	$15.77	6.83	$—

The Company did not record any stock-based compensation expense related to performance-based options during 2019, 2018 and 2017. There were 46,790 performance-based options that vested during fiscal year 2019 and no performance-based options that vested during fiscal years 2018 or 2017. As of December 31, 2019, there were no unrecognized compensation costs related to performance-based stock options under the Company’s 2014 Plan.

Restricted Stock Units

On February 28, 2019, as part of the Company’s annual grant of equity, the Company issued 1,384,775 restricted stock units, or RSUs, to employees. In addition, the Company occasionally issues RSUs not in connection with the annual grant process to employees. On September 30, 2019, the Company issued 2,979,400 restricted stock units to employees. RSUs granted by the Company vest in one of the following ways: (i) 100% of each RSU grant vests on either the first or the third anniversary of the grant date, or (ii) one third of each RSU grant vests on the first, second and third anniversaries of the grant date, subject, in each case, to the individual’s continued service through the applicable vesting date, or (iii) 50% of each RSU grant vests on the first anniversary and 25% of each RSU grant vests in 6 months increment after the one year anniversary of the grant date. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized on a straight-line basis over the vesting period. The Company recorded approximately $6.2 million, $5.8 million and $2.0 million of stock-based compensation expense related to employee RSUs in 2019, 2018 and 2017, respectively.

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

A following table summarizes the Company’s RSU activity for the year ended December 31, 2019:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance, December 31, 2018	846,273	$9.16
Granted	4,609,195	$4.97
Vested	(323,136)	$8.32
Forfeited	(621,302)	$6.90
Unvested balance, December 31, 2019	4,511,030	$5.25

The total amount of RSUs that vested during 2019, 2018 and 2018 (measured on the date of vesting) was $2.7 million, $7.4 million, and $0.2 million, respectively. As of December 31, 2019, there was approximately $17.8 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 1.82 years.

There are 13,102 performance-based RSUs, issued in connection with the Merger, outstanding at December 31, 2019.

Employee Stock Purchase Plan

The first offering period under the ESPP opened on January 2, 2015. The Company issued 87,530 shares during the year ended December 31, 2019. The Company recorded approximately $0.3 million, $0.2 million and $0.2 million of stock-based compensation expense related to the ESPP during 2019, 2018 and 2017, respectively.

Compensation Expense Summary

The Company has classified its stock-based compensation expense related to share-based awards as follows:

	Years ended December 31,
	2019	2018	2017
	(in thousands)
Research and development	$3,544	$5,755	$6,496
Selling, general and administrative	8,381	13,285	5,784
Total	$11,925	$19,040	$12,280

Compensation expense by type of award:

	Years ended December 31,
	2019	2018	2017
	(in thousands)
Stock options	$5,421	$12,114	$6,512
Restricted stock	—	—	158
Restricted stock units	6,240	6,731	2,021
Employee stock purchase plan	264	195	176
Warrant	—	—	3,413
Total	$11,925	$19,040	$12,280

Included in the compensation expense of stock options and RSUs for the year ended December 31, 2018, is approximately $1.1 million related to awards assumed under the Merger and acceleration of the vesting for awards of certain officers of Keryx.

14. Income Taxes

The Company’s income tax provision was computed based on the federal statutory rate and the state statutory rates, net of the related federal benefit. There was no current or deferred income tax expense or benefit for the year ended December 31, 2017 due to the Company’s net losses and increases in its valuation allowance against its deferred tax assets. At December 31, 2018 the Company recorded a tax benefit of $28.3 million as a result of the Merger with Keryx. As part of purchase accounting, the Company recorded a deferred tax liability that is a source of income for which the Company can benefit from its tax attributes. The use of the Company’s tax attributes resulted in a release of the corresponding valuation allowance associated with this benefit. At December 31, 2019 the company has recorded an additional tax benefit of $6.6 million as a result of additional losses incurred during the year.

The provision for income taxes for each of the years ended December 31, 2019, 2018 and 2017 consisted of the following:

	Year ended December 31,
	2019	2018	2017
Current:
Federal	—	23	—
State	—	104	—
Foreign	—	—	—
Total Current:	—	127	—
Deferred:
Federal	—	(16,383)	—
State	(6,631)	(12,082)	—
Foreign	—	—	—
Total Deferred:	(6,631)	(28,465)	—
Total Income Taxes	(6,631)	(28,338)	—

Our effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
Federal tax at statutory rate	21.0%	21.0%	34.0%
State and local tax at statutory rate	5.5	4.1	3.8
Research and development tax credits	2.0	5.0	11.9
Equity compensation	—	—	(0.6)
Alternative minimum tax	—	—	(1.3)
Change in valuation allowance	(22.4)	16.3	6.9
Impact of US tax reform	—	—	(54.7)
Non-deductible transaction costs	—	(3.1)	—
Other permanent differences	(0.3)	(0.7)	—
Reduction in deferred tax assets for change in ownership	(1.6)	(26.1)	—
Effect of rate changes	(1.4)	—	—
Other	(0.5)	—	—
Effective tax rate	2.3%	16.5%	0.0%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Accordingly, the Company has recorded a valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company continues to maintain the underlying tax benefits to offset future taxable income and to monitor the need for a valuation allowance based on the profitability of its future operations. The valuation allowance increased by approximately $64.0 million and $23.3 million, during the years ended December 31, 2019 and 2018, respectively. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Accrued expenses	$2,933	$4,993
Deferred revenue	18,678	28,533
Stock based compensation	10,136	9,514
Research and development credits	9,601	2,899
Other non-current liabilities	8,049	7,567
Net operating loss carryforward	242,167	189,842
ASC 842 lease liability	8,382	—
Fixed assets	806	—
Other	4,018	853
Total deferred tax assets	304,770	244,201
Less valuation allowance	(195,418)	(131,424)
Total deferred tax assets, net of valuation allowance	109,352	112,777
Deferred tax liabilities:
Fixed assets	—	(121)
Intangible assets	(75,940)	(81,847)
Inventory	(25,494)	(37,440)
ASC 842 ROU asset	(7,495)	—
Derivative liability	(423)	—
Total deferred tax liabilities	(109,352)	(119,408)
Net deferred tax liability	$—	$(6,631)

At December 31, 2019 and 2018, the Company has approximately $0.5 million (after amortization of $1.4 million) and $0.6 million (after amortization of $1.3 million), respectively, of start-up expenses capitalized for income tax purposes with amortization available to offset future federal, state and local income tax.

As of December 31, 2019 and 2018, the Company has approximately $1,014.8 million and $790.0 million, respectively, of federal NOL carry-forwards which expire through 2037. Included in the $1,014.8 million of federal NOLs are losses of $432.8 million that will carry forward indefinitely as a result of the Tax Cuts and Jobs Act. Additionally, at December 31, 2019 and 2018, the Company has approximately $1,374.0 million and $442.4 million, respectively, of state NOL carry-forwards which expired through 2039. The Company also has approximately $5.8 million of federal research and development tax credit carryforwards which expire through 2039 and $4.9 million of state research and development tax credit carryforwards which expire through 2038.

Under the provisions of the Internal Revenue Code, the net operating losses and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating losses and tax credit carryforwards may become subject to an annual limitation under Internal Revenue Code 382 and 383 if there is more than a 50% change in ownership of the stockholders that own 5% or more of the Company’s outstanding stock over a three-year period. The Company completed an evaluation of its ownership changes and concluded that an ownership change did occur on December 12, 2018 for both Akebia and Keryx in connection with the Merger. As a consequence of this ownership change, the Company’s NOL’s and tax credit carryforwards allocable to the tax periods preceding the ownership change became subject to limitation under Section 382. The Company reduced its associated deferred tax assets by $44.9 million as a result of the limitation.

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

The Company files income tax returns in the U.S. federal and various state and local jurisdictions. For federal and state income tax purposes, the 2018, 2017 and 2016 tax years remain open for examination under the normal three-year statute of limitations. The statute of limitations for income tax audits in the United States will commence upon utilization of net operating losses and will expire three years from the filing of the tax return the loss was utilized on.

There was no accrual for uncertain tax positions or for interest and penalties related to uncertain tax positions for 2019, 2018 and 2017. The Company does not believe that there will be a material change in its unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

15. Employee Retirement Plan

During 2008, the Company established a retirement plan, or the Plan, authorized by Section 401(k) of the Internal Revenue Code. In accordance with the Plan, all employees who have attained the age of 21 are eligible to participate in the Plan as of the first Entry Date, as defined, following their date of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary and contributions in the amount of approximately $1.3 million, $0.3 million and $0.2 million were made during the years ended December 31, 2019, 2018 and 2017, respectively.

16. Commitments and Contingencies

Leases

The Company leases approximately 65,167 square feet of office and lab space in Cambridge, Massachusetts under a lease which was most recently amended in April 2018, collectively the Cambridge Lease. Under the Third Amendment to the Cambridge Lease, or the Third Amendment, executed in July 2016, total monthly lease payments under the initial base rent were approximately $242,000 and are subject to annual rent escalations. In addition to such annual rent escalations, base rent payments for a portion of said premises commenced on January 1, 2017 in the monthly amount of approximately $22,000. The Fourth Amendment to the Cambridge Lease, executed in May 2017, provided additional storage space to the Company and did not impact rent payments. In April 2018, the Company entered into a Fifth Amendment to the Cambridge Lease, or the Fifth Amendment, for an additional 19,805 square feet of office space on the 12th floor. Monthly lease payments for the existing 45,362 square feet of office and lab space, under the Third Amendment, remain unchanged. The new space leased by the Company was delivered in September 2018 and additional monthly lease payments of approximately $135,000 commenced in February 2019 and are subject to annual rent escalations, which commenced in September 2019.

Additionally, as a result of the Merger, the Company now has a lease for 27,300 square feet of office space in Boston, Massachusetts, or the Boston Lease, which expires in February 2023. The total monthly lease payments under the base rent are approximately $136,000 and are subject to annual rent escalations.

The term of the Cambridge Lease with respect to the office space expires on September 11, 2026, with one five-year extension option available. The term of the Cambridge Lease with respect to the lab space expires on November 30, 2021, with an extension option for one additional period of two years. The term of the Boston Lease office space expires on February 28, 2023, with an extension option for one additional five-year extension option available. The renewal options in the Company’s real estate leases were not included in the calculation of the operating lease assets and operating lease liabilities as the renewal is not reasonably certain. The lease agreements do not contain residual value guarantees. Operating lease costs for the year ended December 31, 2019 were $6.6 million and cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2019 were $6.9 million.

In September 2019, Keryx entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc., or Foundation. The sublease is subject and subordinate to the Boston Lease between Keryx and the landlord. The term of the sublease commenced on October 16, 2019, upon receipt of the required consent from the landlord for the sublease agreement, and expires on February 27, 2023. Foundation is obligated to pay Keryx rent that approximates the rent due from Keryx to its landlord with respect to the Boston Lease. Sublease rental income is recorded to other income. Keryx continues to be obligated for all payment terms pursuant to the Boston Lease, and the Company will guaranty Keryx’s obligations under the sublease. Keryx received $0.2 million in rent payments from Foundation during the year ended December 31, 2019.

The Company has not entered into any material short-term leases or financing leases as of December 31, 2019.

The total security deposit in connection with the Cambridge Lease is $1.6 million as of December 31, 2019. Additionally, the Company recorded $0.8 million for the security deposit under the Boston Lease. Both the Cambridge Lease and the Boston Lease have their security deposits in the form of a letter of credit, all of which are included in prepaid expenses and other current assets in the Company’s consolidated balance sheet as of December 31, 2019.

As of December 31, 2019, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter are as follows:

		Lease Payments
	Operating	to be Received	Net Operating
	Leases	from Sublease	Lease Payments
	(in thousands)
2020	$6,568	$1,769	$4,799
2021	7,064	1,797	5,267
2022	6,735	1,824	4,911
2023	5,347	307	5,040
2024	5,116		5,116
Thereafter	8,818		8,818
Total	$39,648	$5,697	$33,951

In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 5.91% to 6.94%, which were based on the remaining lease term at the date of adoption of ASC 842. As of December 31, 2019, the remaining lease terms ranged from 1.92 years to 6.70 years. As of December 31, 2019, the following represents the difference between the remaining undiscounted minimum rental commitments under non-cancelable leases and the operating lease liabilities:

Operating Leases
(in thousands)
Total
Undiscounted minimum rental commitments	$39,648
Present value adjustment using incremental borrowing rate	(7,133)
Operating lease liabilities	$32,515

At December 31, 2018, the Company’s future minimum payments required under these leases are as follows:

Operating
Lease
(in thousands)
2019	$6,777
2020	7,008
2021	7,064
2022	6,735
2023	5,347
Thereafter	13,934
Total	$46,865

The Company recorded approximately $3.7 million and $3.2 million in rent expense for the years ended December 31, 2018 and 2017, respectively.

Manufacturing Agreements

As part of the Merger, the Company retained Keryx’s commercial supply agreements with BioVectra and Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.

Pursuant to the Manufacture and Supply Agreement with BioVectra and the Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the BioVectra Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. In addition, the BioVectra Agreement contained contingent milestone payments for capital developments in connection with construction of an expansion of the site of the BioVectra production facility for the manufacture of drug substance for Auryxia. These milestone payments were achieved by BioVectra and fully recorded prior to the Merger. These milestone payments are recorded in other assets and amortized into drug substance as inventory is released to the Company. The term of the BioVectra Agreement expires in late 2026, after which, it automatically renews for specified terms until terminated. The Company may terminate the BioVectra Agreement prior to the expiration of the contract term, which could result in early termination fee. As of December 31, 2019, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $135.3 million through the end of the contract term.

As part of purchase accounting, the Company identified an executory contract in the BioVectra Agreement, which includes future firm purchase commitments. This executory contract was deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. As a result, the Company recorded a liability of $29.5 million in purchase accounting, as of the acquisition date for the fair value of the off-market element. Through December 31, 2019, the Company recorded $0.7 million in accretion expense related to the present value discount associated with this liability.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, or the Siegfried Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. The term of the Siegfried Agreement expires on December 31, 2021, after which, it automatically renews for one-year terms until terminated. The Siegfried Agreement provides for certain termination rights prior to December 31, 2021 for the Company. As of December 31, 2019, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $60.8 million through the year ending December 31, 2021.

On April 9, 2019, the Company entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement includes the terms and conditions under which Esteve will manufacture vadadustat drug substance, or API, for commercial use.

Pursuant to the Esteve Agreement, the Company shall provide rolling forecasts to Esteve on a quarterly basis, or the Forecast. The Forecast shall reflect the Company’s needs for API produced by Esteve over a certain number of months, represented as a quantity of API per calendar quarter. The parties have agreed to a volume-based pricing structure under the Esteve Agreement. The Esteve Agreement has an initial term of four years, beginning April 9, 2019 and ending April 9, 2023. Subsequent to December 31, 2019, the Company has a minimum commitment with Esteve for $5.8 million through the first quarter of 2021.

Other Third Party Contracts

Under the Company’s agreement with IQVIA to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of December 31, 2019 were approximately $34.9 million, of which Otsuka reimburses a significant portion back to the Company. The estimated period of substantive performance for the committed work with IQVIA is through the end of 2020. The Company also contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $61.4 million at December 31, 2019. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

17. Net Loss per Share

The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Year ended December 31,
	2019	2018	2017
Warrants	509,611	509,611	509,611
Outstanding stock options	7,670,899	8,346,888	3,660,014
Unvested restricted stock units	4,524,132	962,316	728,738
Total	12,704,642	9,818,815	4,898,363

18. Quarterly Results (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
	(in thousands, except per share data)
	(unaudited)
Product revenue, net	$23,111	$29,089	$30,004	$28,915
License, collaboration and other revenue	$49,555	$71,714	$61,973	$40,640
Cost of goods sold	$31,257	$37,669	$38,263	$38,147
Operating expenses	$117,378	$122,657	$109,619	$126,299
Loss from operations	$(75,969)	$(59,523)	$(55,905)	$(94,891)
Other income (expense), net	$791	$508	$43	$(1,344)
Benefit for income taxes	$(2,757)	$(845)	$(1,277)	$(1,752)
Net loss	$(72,421)	$(58,170)	$(54,585)	$(94,483)
Net loss per share:
basic and diluted	$(0.62)	$(0.49)	$(0.46)	$(0.79)
Weighted-average number of common shares:
basic and diluted	117,063,352	118,268,832	118,863,063	119,358,081

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
	(in thousands, except per share data)
		(unaudited)
Product revenue, net	$—	$—	$—	$6,824
License, collaboration and other revenue	$45,930	$48,793	$53,169	$53,026
Cost of goods sold	$—	$—	$—	$7,768
Operating expenses	$70,428	$84,455	$81,012	$142,240
Loss from operations	$(24,498)	$(35,662)	$(27,843)	$(90,158)
Other income, net	$1,080	$1,593	$1,796	$1,766
Benefit for income taxes	$—	$—	$—	$(28,338)
Net loss	$(23,418)	$(34,069)	$(26,047)	$(60,054)
Net loss per share:
basic and diluted	$(0.48)	$(0.60)	$(0.46)	$(0.87)
Weighted-average number of common shares:
basic and diluted	48,613,565	56,890,295	57,027,598	69,404,187

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of December 31, 2019, our management, with the participation of Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described below that, as of December 31, 2019, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting relating to our inventory process which is described in more detail below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;
(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on the assessment, management has concluded that our internal control over financial reporting as of December 31, 2019 was not effective due to the following material weakness: the Company did not design and maintain effective controls over the completeness, accuracy and presentation and disclosure of inventory. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we did not maintain effective controls related to (i) the review of inventory unit and valuation reconciliations, (ii) the annual validation of the inventory costing and (iii) the periodic assessment of inventory expiry and related reserves.

No adjustments to the Company’s current or prior period financial statements were required as a result of the aforementioned deficiencies in internal controls. Management is currently taking actions to remediate the deficiencies in its internal controls over financial reporting and is implementing additional processes and controls designed to address the underlying causes associated with the above-mentioned material weakness. Management is committed to remediating the deficiencies described above and their internal control remediation efforts are expected to include the following: (i) providing training to individuals with internal control responsibilities including review documentation requirements, (ii) evaluating alignment of resources and enhancing management review and monitoring of inventory controls, (iii) review current inventory processes and procedures to identify opportunities to enhance their design and operation, (iv) design controls that address the completeness and accuracy of any key reports utilized in the execution of internal controls and (v) perform control testing throughout the year to validate the operating effectiveness of internal controls over financial reporting to gain assurance that such controls are present and functioning as designed.

Management will monitor the progress of the remediation plan and report regularly to the audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.

Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraphs, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2019, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Ernst & Young, LLP, the Company’s independent registered public accounting firm, has issued an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. This report is included below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Akebia Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Akebia Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Akebia Therapeutics, Inc. (the “Company”) has not maintained effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Specifically, the Company did not maintain effective controls related to (i) the review of inventory unit and valuation reconciliations, (ii) the annual validation of the inventory costing and (iii) the periodic assessment of inventory expiry and related reserves.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated March 12, 2020, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 12, 2020

Item 9B.	Other Information

Commercial Supply Agreement

On March 11, 2020, Akebia entered into a Supply Agreement (“Patheon Supply Agreement”) with Patheon Inc. (“Patheon”). The Patheon Supply Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use.

Pursuant to the Patheon Supply Agreement, Akebia will provide Patheon a long-term forecast on an annual basis, as well as short-term forecasts on a quarterly basis. The forecasts shall reflect Akebia’s needs for commercial supply of vadadustat drug product produced by Patheon, represented as a quantity of drug product per calendar quarter. The parties have agreed to a volume-based pricing structure under the Patheon Supply Agreement. Pursuant to the Patheon Supply Agreement, Akebia agreed to purchase a certain percentage of its or its affiliates’ global demand for vadadustat drug product for commercial purposes from Patheon.

The initial term of the Patheon Supply Agreement is March 11, 2020 to June 30, 2023. The Patheon Supply Agreement will automatically renew for successive one-year terms, unless either party gives prior written notice of its intent to terminate. The Patheon Supply Agreement allows either party to terminate in the event of a material breach.

The Patheon Supply Agreement includes customary indemnification, intellectual property protection, confidentiality, remedies, and warranties terms, as well as certain quality requirements.

The foregoing description of the Patheon Supply Agreement is a summary, is not complete, and is qualified in its entirety by the terms and conditions of the Patheon Supply Agreement, which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2020.

PART III

Item 10.	Director, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.	Executive Compensation

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2019 regarding shares of our common stock that may be issued under our equity compensation plans, consisting of our Amended and Restated 2008 Equity Incentive Plan, our 2014 Incentive Plan, as amended, and our Amended and Restated 2014 Employee Stock Purchase Plan, and our inducement award program. As of the closing of our initial public offering, no additional equity awards were made under our Amended and Restated 2008 Equity Incentive Plan. Our Amended and Restated 2008 Equity Incentive Plan, our 2014 Incentive Plan, as amended, and our Amended and Restated 2014 Employee Stock Purchase Plan were approved by our shareholders. The inducement award program was approved by our Board of Directors in May 2016 exclusively for the grant of equity awards to individuals who were not previously an employee or non-employee director of the Company, or following a bona fide period of non-employment, as an inducement material to such individual’s entering into employment with the Company, pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	10,006,118	(1)	5.90	(2)	8,699,248	(3)
Equity compensation plans not approved by security holders (4)	2,188,913		7.41		—
Total	12,195,031		6.17		8,699,248
(1)	Includes 5,481,986 shares of Common Stock issuable upon the exercise of outstanding options and 4,524,132 shares of our common stock issuable upon the vesting of restricted stock units, or RSUs.
(2)

Does not include purchase rights accruing under the Amended and Restated 2014 Employee Stock Purchase Plan because the purchase right, and therefore the number of shares to be purchased, will not be determined until the end of the purchase period. In addition, RSUs issued under our equity compensation plans do not require payment by the recipient to us at the time of vesting. As such, the weighted-average exercise price does not take these awards into account

(3)

As of December 31, 2019, there were 2,983,256 shares of our common stock available for grant under the 2014 Incentive Plan, as amended, and 5,715,992 shares of our common stock available for grant under the Amended and Restated 2014 Employee Stock Purchase Plan.

(4)	This amount is under the inducement award program.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2.1**

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

4.6*	Description of Registrant’s Securities

Exhibit Number	Description of Exhibit

10.1†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed on March 12, 2018)

10.2

Office Lease Agreement Between MA-Riverview/245 First Street, L.L.C. and Akebia Therapeutics, Inc., dated December 3, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (333-193969), filed on February 14, 2014)

10.3

First Amendment to Office Lease Agreement Between Jamestown Premier 245 First, LLC and Akebia Therapeutics, Inc., dated December 15, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s 10-K for the year ending December 31, 2014 and filed on March 4, 2015)

10.4

Second Amendment to Office Lease Agreement Between Jamestown Premier 245 First, LLC and Akebia Therapeutics, Inc., dated November 23, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s 10-K for the year ending December 31, 2015 and filed on March 14, 2016)

10.5

Third Amendment to Office Lease Agreement Between Jamestown Premier 245 First, LLC and Akebia Therapeutics, Inc., dated July 25, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2016)

10.6

Fourth Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc., dated May 1, 2017 (incorporated by reference to Exhibit 10.6 to the Company’s 10-K for the year ending December 31, 2017, filed on March 12, 2018)

10.7

Fifth Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc. dated April 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2018)

10.8

One Marina Park Drive Office Lease dated April 29, 2015, by and between Keryx Biopharmaceuticals, Inc. and Fallon Cornerstone One MPD LLC (incorporated by reference to Exhibit 10.29 to Keryx Biopharmaceuticals, Inc.’s Annual Report on Form 10-K, filed on March 1, 2017)

10.9

Sublease, dated as of September 9, 2019, by and between Keryx Biopharmaceuticals, Inc. and Foundation Medicine, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2019)

10.10†	Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (333-193969), filed on February 14, 2014)

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

10.14†	Form of Non-Statutory Stock Option Agreement for officers (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A (333-193969), filed on March 4, 2014)

10.15†

Form of Non-Statutory Stock Option Agreement for non-employee directors (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A (333-193969), filed on March 4, 2014)

10.16†

Amended and Restated Non-Employee Director Compensation Program, effective January 1, 2018 (incorporated by reference to Exhibit 10.13 to the Company’s 10-K for the year ending December 31, 2017 and filed on March 12, 2018)

10.17†

Amended and Restated Non-Employee Director Compensation Program, effective January 30, 2019 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed on March 26, 2019)

10.18†	Form of Executive Severance Agreement for officers (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A (333-193969), filed on March 4, 2014)

10.19†	2014 Incentive Plan (incorporated by reference to exhibit 10.29 to the Company’s Registration Statement on Form S-1/A (333-193969), filed on March 4, 2014)

Exhibit Number	Description of Exhibit

10.20†	Amendment No. 1 to the Akebia Therapeutics, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on January 25, 2019)

10.21†	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1/A (333-193969), filed on March 4, 2014)

10.22†

Amended and Restated 2014 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 26, 2019)

10.23†	Cash Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1/A (333-193969), filed on March 4, 2014)

10.24†	Form of Officer Restricted Stock Unit Award Agreement under 2014 Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on March 12, 2018)

10.25†	Form of Officer Restricted Stock Unit Award Agreement under 2014 Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed on March 26, 2019)

10.26†

Form of Officer Inducement Award Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (333-222728), filed on January 26, 2018)

10.27†

Form of Inducement Award Non-Statutory Stock Option Agreement for non-officers (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (333-222728), filed on January 26, 2018)

10.28†	Keryx Biopharmaceuticals, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, filed on March 21, 2003)

10.29†

Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Annex C to Keryx Biopharmaceuticals, Inc.’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2004)

10.30†

Amendment to the Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan dated April 11, 2006 (incorporated by reference to Exhibit 10.1 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, filed on August 9, 2006)

10.31†	Keryx Biopharmaceuticals, Inc. 2007 Incentive Plan, (incorporated by reference to Annex D to Keryx Biopharmaceuticals, Inc.’s Definitive Proxy Statement on Schedule 14A, filed on April 30, 2007)

10.32†

Keryx Biopharmaceuticals, Inc. Amended and Restated 2013 Incentive Plan (incorporated by reference to Exhibit 10.1 to Keryx Biopharmaceuticals, Inc.’s Current Report on Form 8-K, filed on May 27, 2016)

10.33†	Keryx Biopharmaceuticals, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Keryx Biopharmaceuticals, Inc.’s Registration Statement on Form S-8, filed on June 29, 2018)

10.34†

Form of Indemnification Agreement between Keryx Biopharmaceuticals, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, filed on November 9, 2016)

10.35†

Form of Employee Agreement (Confidentiality, Non-Competition, Non-Solicitation and Development Agreement) applicable to officers (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K, filed on March 26, 2019)

10.36†

Keryx Biopharmaceuticals, Inc. Fourth Amended and Restated Directors Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to Keryx Biopharmaceuticals, Inc.’s Current Report on Form 8-K, filed on May 27, 2016)

10.37†

Keryx Biopharmaceuticals, Inc. Third Amended and Restated Directors Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 7, 2014)

10.38†

Keryx Biopharmaceuticals, Inc. Director Non-Statutory Stock Option Award Terms and Conditions under the Third Amended and Restated Directors Equity Compensation Plan (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed on March 26, 2019)

Exhibit Number	Description of Exhibit

10.39†

Master Consulting Services Agreement, dated as of June 10, 2019, by and between Akebia Therapeutics, Inc. and Scott A. Canute (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2019)

10.40#

Master Services Agreement, between Akebia Therapeutics, Inc., and Quintiles, Inc., dated as of June 8, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 11, 2015)

10.41#

Collaboration Agreement between Akebia Therapeutics, Inc. and Mitsubishi Tanabe Pharma Corporation, dated December 11, 2015 (incorporated by reference to Exhibit 10.29 to the Company’s 10-K for the year ending December 31, 2015 and filed on March 14, 2016)

10.42#

Letter Agreement between Akebia Therapeutics, Inc. and Mitsubishi Tanabe Pharma Corporation, dated September 26, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2017)

10.43#

Collaboration and License Agreement, between Akebia Therapeutics, Inc. and Otsuka Pharmaceutical Co. Ltd., dated December 18, 2016 (incorporated by reference to Exhibit 10.26 to the Company’s 10-K for the year ending December 31, 2016 and filed on March 6, 2017)

10.44#

Collaboration and License Agreement between Akebia Therapeutics, Inc. and Otsuka Pharmaceutical Co. Ltd., dated April 25, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2017)

10.45#

Research and License Agreement between Akebia Therapeutics, Inc. and Janssen Pharmaceutica NV, dated February 9, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 9, 2017)

10.46#

Amended and Restated License Agreement, dated April 8, 2019, by and between Akebia Therapeutics, Inc. and Vifor (International) Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2019)

10.47

Amended and Restated Controlled Equity OfferingSM Sales Agreement, dated November 12, 2019, by and between Akebia Therapeutics, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on November 12, 2019)

10.48

Registration Rights Agreement, dated December 12, 2018, by and between Akebia Therapeutics, Inc. and Baupost Group Securities, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 13, 2018)

10.49

Notes Conversion Agreement, dated as of June 28, 2018, by and among Akebia Therapeutics, Inc., Keryx Biopharmaceuticals, Inc. and Baupost Group Securities, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 28, 2018)

10.50#

Second Amended and Restated License Agreement dated April 17, 2019, by and between Akebia Therapeutics, Inc. and Panion & BF Biotech, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2019)

10.51	Reserved

10.52	Reserved

10.53#

Amended and Restated Sub-License Agreement, dated June 8, 2009, as amended by the First Amendment thereto, dated June 12, 2013, by and between Keryx Biopharmaceuticals, Inc., Japan Tobacco, Inc. and Torii Pharmaceutical Co., Ltd (incorporated by reference to Exhibit 10.1 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, filed on November 7, 2017)

Exhibit Number	Description of Exhibit

10.54#

Master Manufacturing Services Agreement by and between Keryx Biopharmaceuticals, Inc. and Patheon Manufacturing Services LLC and certain of its affiliates, dated September 27, 2016, and related Product Agreement dated September 27, 2016, and related Product Agreement dated October 12, 2016 (incorporated by reference to Exhibit 10.12 to Keryx Biopharmaceuticals, Inc.’s Annual Report on Form 10-K, filed on March 1, 2017)

10.55#

Product Agreement, dated August 29, 2017, by and between Keryx Biopharmaceuticals, Inc. and Patheon Inc. (an affiliate of Patheon Manufacturing Services LLC) related to the Master Manufacturing Services Agreement by and between Keryx Biopharmaceuticals, Inc. and Patheon Manufacturing Services LLC and certain of its affiliates dated November 12, 2016 (incorporated by reference to Exhibit 10.2 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, filed on November 7, 2017)

10.56#

Product Manufacture and Supply and Facility Construction Agreement, dated December 11, 2017, by and between Keryx Biopharmaceuticals, Inc. and BioVectra Inc. (incorporated by reference to Exhibit 10.12 to Keryx Biopharmaceuticals, Inc.’s Annual Report on Form 10-K, filed on February 21, 2018)

10.57#

Master Manufacturing Services and Supply Agreement, dated December 20, 2017, by and between Keryx Biopharmaceuticals, Inc. and Siegfried Evionnaz SA (incorporated by reference to Exhibit 10.13 to Keryx Biopharmaceuticals, Inc.’s Annual Report on Form 10-K, filed on February 21, 2018)

10.58#

Amendment No. 1 to the Product Manufacture and Supply and Facility Construction Agreement, dated May 5, 2018, by and between Keryx Biopharmaceuticals, Inc. and BioVectra Inc. (incorporated by reference to Exhibit 10.6 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, filed on August 9, 2018)

10.59#

Exclusive Distribution Agreement between Keryx Biopharmaceuticals, Inc. and Cardinal Health 105, Inc., dated October 16, 2014 and Amendment to Exclusive Distribution Agreement between Keryx Biopharmaceuticals, Inc. and Cardinal Health 105, Inc., dated April 14, 2015 (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K, filed on March 26, 2019)

10.60#

Manufacture and Supply Agreement between Keryx Biopharmaceuticals, Inc. and BioVectra Inc., dated May 26, 2017 and Amendment to Manufacture and Supply Agreement between Keryx Biopharmaceuticals, Inc. and BioVectra Inc., dated December 11, 2017 (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K, filed on March 26, 2019)

10.61#

Supply Agreement, dated as of April 9, 2019, by and between Akebia Therapeutics, Inc. and Esteve Química, S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2019)

10.62!*	Loan Agreement, dated November 11, 2019, by and among the Company, Keryx Biopharmaceuticals, Inc., Biopharma Credit plc and Biopharma Credit Investments V (Master) LP

10.63!*	Guaranty and Security Agreement, dated November 25, 2019, by and between the Company, Keryx Biopharmaceuticals, Inc. and Biopharma Credit plc

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit Number	Description of Exhibit
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed, or submitted electronically, herewith
†	Indicates management contract or compensatory plan
#	Indicates portions of the exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment
!	Indicates portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K
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

AKEBIA THERAPEUTICS, INC.

Date: March 12, 2020	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 12, 2020	By:	/s/ John P. Butler
John P. Butler
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2020	By:	/s/ Jason A. Amello
Jason A. Amello
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: March 12, 2020	By:	/s/ Adrian Adams
Adrian Adams
Chairman
Date: March 12, 2020	By:	/s/ Mark J. Enyedy
Mark J. Enyedy
Director
Date: March 12, 2020	By:	/s/ Steven C. Gilman
Steven C. Gilman
Director
Date: March 12, 2020	By:	/s/ Maxine Gowen
Maxine Gowen
Director
Date: March 12, 2020	By:	/s/ Michael T. Heffernan
Michael T. Heffernan
Director
Date: March 12, 2020	By:	/s/ Jodie P. Morrison
Jodie P. Morrison
Director
Date: March 12, 2020	By:	/s/ Michael Rogers
Michael Rogers
Director
Date: March 12, 2020	By:	/s/ Cynthia Smith
Cynthia Smith
Director