Form 10-Q
period 2020-03-31
Akebia Therapeutics, Inc.
filed 2020-05-05
CIK 1517022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Outstanding at April 30, 2020
130,265,945

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are being made pursuant to the provisions of the U.S. Private Securities Litigation Reform Act of 1995 with the intention of obtaining the benefits of the “safe harbor” provisions of that Act. All statements contained in this Quarterly Report on Form 10‑Q other than statements of historical fact are forward‑looking statements. These forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “build,” “can,” “contemplate,” “continue,” “could,” “should,” “designed,” “estimate,” “project,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “strategy,” “seek,” “target,” “will,” “would,” and other words and terms of similar meaning, but the absence of these words does not necessarily mean that a statement is not forward‑looking. These forward-looking statements include, but are not limited to, statements about:

•

the potential direct or indirect impact of the coronavirus 2 (SARS-CoV-2) pandemic on our business, operations, and the markets and communities in which we and our partners, collaborators, vendors and customers operate;

•

the potential therapeutic benefits, safety profile, and effectiveness of our product candidates, including the potential for vadadustat to set a new standard of care in the treatment of anemia due to chronic kidney disease;

•	the timing, investment and associated activities involved in continued commercialization of Auryxia® (ferric citrate);
•

the potential indications, demand and market potential and acceptance of our product and product candidates, including our estimates regarding the potential market opportunity for Auryxia, vadadustat or any other product candidates and the size of eligible patient populations;

•	the potential therapeutic applications of the hypoxia inducible factor, or HIF, pathway;
•	our pipeline, including its potential, and our research and development activities;
•	our competitive position, including estimates, developments and projections relating to our competitors and their products and product candidates, and our industry;
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

Any or all of these forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. These forward-looking statements involve risks and uncertainties, including those that are described in Part II, Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q, that could cause our actual results, financial condition, performance or achievements to be materially different from those indicated in these forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason. Unless otherwise stated, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

AURYXIA®, AKEBIA® Therapeutics and their associated logos are trademarks of Akebia and/or its affiliates. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. All website addresses given in this Quarterly Report on Form 10-Q are for information only and are not intended to be an active link or to incorporate any website information into this document.

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$115,374	$147,449
Available for sale securities	—	245
Inventory	111,854	116,349
Accounts receivable, net	104,872	38,864
Prepaid expenses and other current assets	8,656	6,626
Total current assets	340,756	309,533
Property and equipment, net	9,855	10,380
Operating lease assets	28,026	29,038
Goodwill	55,053	55,053
Other intangible assets, net	282,112	291,212
Other assets	71,917	75,985
Total assets	$787,719	$771,201
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$54,379	$39,217
Accrued expenses and other current liabilities	124,887	129,071
Short-term deferred revenue	34,886	39,830
Total current liabilities	214,152	208,118
Deferred revenue, net of current portion	42,799	33,120
Operating lease liabilities, net of current portion	26,207	27,528
Derivative liability	1,740	1,650
Long-term debt, net	76,072	75,805
Other non-current liabilities	30,385	30,223
Total liabilities	391,355	376,444
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock $0.00001 par value; 175,000,000 shares authorized at March 31, 2020 and December 31, 2019; 130,251,440 and 121,674,568 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	1,251,164	1,188,810
Accumulated deficit	(854,801)	(794,054)
Total stockholders' equity	396,364	394,757
Total liabilities and stockholders' equity	$787,719	$771,201

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Product revenue, net	$29,209	$23,111
License, collaboration and other revenue	59,269	49,555
Total revenues	88,478	72,666
Cost of goods sold:
Product	18,613	22,157
Amortization of intangibles	9,100	9,100
Total cost of goods sold	27,713	31,257
Operating expenses:
Research and development	81,231	82,351
Selling, general and administrative	37,983	34,291
License expense	676	736
Total operating expenses	119,890	117,378
Operating loss	(59,125)	(75,969)
Other income (expense):
Interest income (expense)	(1,972)	869
Other income (expense)	350	(78)
Net loss before income taxes	(60,747)	(75,178)
Benefit from income taxes	—	(2,757)
Net loss	$(60,747)	$(72,421)
Net loss per share - basic and diluted	$(0.47)	$(0.62)
Weighted-average number of common shares - basic and diluted	128,395,163	117,063,352
Comprehensive loss:
Net loss	$(60,747)	$(72,421)
Other comprehensive gain - unrealized gain on debt securities	—	225
Total comprehensive loss	$(60,747)	$(72,196)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Common Stock		Additional			Total
	Number of Shares	$0.00001 Par Value	Paid-In Capital	Unrealized Gain/(Loss)	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2018	116,887,518	$1	$1,150,583	$(261)	$(514,395)	$635,928
Proceeds from sale of stock under employee stock purchase plan	39,977	—	188	—	—	188
Exercise of options	62,204	—	365	—	—	365
Share-based compensation expense	—	—	2,094	—	—	2,094
Restricted stock unit vesting	132,563	—	—	—	—	—
Unrealized gain	—	—	—	225	—	225
Net loss	—	—	—	—	(72,421)	(72,421)
Balance at March 31, 2019	117,122,262	$1	$1,153,230	$(36)	$(586,816)	$566,379

Balance at December 31, 2019	121,674,568	$1	$1,188,810	$—	$(794,054)	$394,757
Issuance of common stock, net of issuance costs	7,973,967	—	56,575	—	—	56,575
Proceeds from sale of stock under employee stock purchase plan	115,024	—	451	—	—	451
Share-based compensation expense	—	—	4,916	—	—	4,916
Exercise of options	64,126	—	412	—	—	412
Restricted stock unit vesting	423,755	—	—	—	—	—
Net loss	—	—	—	—	(60,747)	(60,747)
Balance at March 31, 2020	130,251,440	$1	$1,251,164	$—	$(854,801)	$396,364

See accompanying notes to unaudited condensed consolidated financial statements

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating activities:
Net loss	$(60,747)	$(72,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	525	439
Amortization of intangibles	9,100	9,100
Amortization of premium/discount on investments	—	(477)
Non-cash interest expense	437	169
Non-cash operating lease expense	(647)	(614)
Fair value write-up of inventory sold	11,180	14,586
Write-down of inventory	139	1,664
Stock-based compensation	4,916	2,094
Deferred income taxes	—	(2,757)
Change in fair value of derivative liability	90	—
Changes in operating assets and liabilities:
Accounts receivable	(66,008)	(31,769)
Inventory	(8,163)	(16,064)
Prepaid expenses and other current assets	(1,898)	1,317
Other long-term assets	46	719
Accounts payable	20,470	(20,746)
Accrued expense	(4,209)	(17,500)
Operating lease liabilities	445	549
Deferred revenue	4,735	(6,218)
Net cash used in operating activities	(89,589)	(137,929)
Investing activities:
Purchase of equipment	—	(1,928)
Proceeds from the maturities of available for sale securities	245	78,691
Proceeds from sales of available for sale securities	—	33,710
Net cash provided by investing activities	245	110,473
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	56,485	—
Proceeds from the sale of stock under employee stock purchase plan	451	188
Proceeds from the exercise of stock options	412	365
Payments on debt	—	(15,000)
Net cash provided by financing activities	57,348	(14,447)
Increase in cash, cash equivalents, and restricted cash	(31,996)	(41,903)
Cash, cash equivalents, and restricted cash at beginning of the period	149,804	107,099
Cash, cash equivalents, and restricted cash at end of the period	$117,808	$65,196
Non-cash financing activities
Unpaid offering costs	$90	$—

See accompanying notes to unaudited condensed consolidated financial statements

Akebia Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Organization and Operations

Akebia Therapeutics, Inc., referred to as Akebia or the Company, was incorporated in the State of Delaware in 2007. Akebia is a biopharmaceutical company with the purpose of bettering the lives of people living with kidney disease. Akebia’s lead investigational product candidate, vadadustat, is an oral therapy in Phase 3 development. The Company believes vadadustat has the potential to set a new standard of care in the treatment of anemia due to CKD, acting via a novel hypoxia inducible factor, or HIF, pathway. HIF is the primary regulator of the production of red blood cells, or RBCs, in the body, as well as other important metabolic functions. The Company’s commercial product, Auryxia® (ferric citrate) is currently approved by the U.S. Food and Drug Administration, or FDA, and marketed for two indications in the United States: the control of serum phosphorus levels in adult patients with chronic kidney disease, or CKD, on dialysis, or DD-CKD, and the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or NDD-CKD. Ferric citrate is also approved and marketed in Japan as an oral treatment for the improvement of hyperphosphatemia in patients with DD-CKD and NDD-CKD under the trade name Riona® (ferric citrate hydrate).

Since inception, the Company has devoted most of its resources to research and development, including its preclinical and clinical development activities, and providing general and administrative support for these operations. The Company began recording revenue from the U.S. sales of Auryxia and revenue from sublicensing rights to Auryxia in Japan to the Company’s Japanese partners Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd., collectively, JT and Torii, on December 12, 2018 following the consummation of a merger with Keryx Biopharmaceuticals, Inc., or Keryx, or the Merger. The Company has not generated a profit to date and may never generate profits from product sales. The Company’s product candidates are subject to long development cycles, and the Company may be unsuccessful in its efforts to develop, obtain marketing approval for or market its product candidates. If the Company does not successfully commercialize any of its products or product candidates, it may be unable to achieve profitability.

The Company’s management completed its going concern assessment in accordance with ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. The Company believes that its cash resources will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q, as required by ASC 205-40. There can be no assurance, however, that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all. The Company will require additional capital for the further commercialization of Auryxia and continued development and potential commercialization of the Company’s existing product candidates and would need to raise additional funds to pursue development activities related to any additional product candidates. If and until the Company can generate a sufficient amount of product revenue, the Company expects to finance future cash needs through public or private equity or debt transactions, payments from its collaborators, royalty transactions, strategic transactions, or a combination of these approaches. However, adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce or eliminate its research and development programs or any commercialization efforts.

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

In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or any other future period.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Management has determined that the Company operates in one segment, which is the business of developing and commercializing novel therapeutics for people with kidney disease. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission on March 12, 2020, or the 2019 Annual Report on Form 10-K.

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three months ended March 31, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2019 Annual Report on Form 10-K and are updated below as necessary.

New Accounting Pronouncements – Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. Previously, U.S. GAAP delayed recognition of the full amount of credit losses until the loss was probable of occurring. Under this ASU, the income statement will reflect an entity’s current estimate of all expected credit losses. The Company adopted this new standard on January 1, 2020 using the modified retrospective approach, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The cumulative-effect adjustment recorded on January 1, 2020, is not material. Please see the description of the Company’s “Credit Losses” accounting policy in the “Significant Accounting Policies” section below.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements. The Company adopted this new standard on January 1, 2020 using the prospective approach for amendments applicable to the Company. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangible-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard clarifies the accounting for implementation costs in cloud computing arrangements. This standard became effective for us on January 1, 2020, and was adopted on a prospective basis. The adoption of this standard did not have a material impact to the Company’s unaudited condensed consolidated financial statements and disclosures.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard makes targeted improvements for collaborative arrangements as follows:

•

Clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation and disclosure requirements;

•

Adds unit-of-account guidance to ASC 808, Collaborative Arrangements, to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606; and

•

Precludes a company from presenting transactions with collaborative arrangement participants that are not directly related to sales to third parties with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer.

This standard became effective for the Company on January 1, 2020, and did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

New Accounting Pronouncements – Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods therein, and is applicable to the Company in fiscal year 2021. Early adoption is permitted. ASU 2019-12 requires certain amendments to be applied using a modified retrospective approach, which requires a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, while other amendments should be applied on a prospective basis. The Company does not expect that the adoption of this standard will have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

Derivative Financial Instruments

The Company accounts for warrants and other derivative financial instruments as either equity or liabilities in accordance with ASC Topic 815, Derivatives and Hedging, or ASC 815, based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s unaudited condensed consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s unaudited condensed consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. The warrant issued by the Company in connection with the Janssen Pharmaceutica NV Research and License Agreement, the Janssen Agreement, is classified as equity in the Company’s unaudited condensed consolidated balance sheet. (See Note 12). The derivative liability recorded in connection with the Company’s Loan Agreement with Pharmakon is classified as a liability in the Company’s unaudited condensed consolidated balance sheet. (See Note 11).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: prepaid and accrued research and development expense, operating lease assets and liabilities, derivative liabilities, other non-current liabilities, stock-based compensation expense, product and collaboration revenues including various rebates and reserves related to product sales, inventories, income taxes, intangible assets and goodwill. The Company has made estimates of the impact of COVID-19 within the unaudited condensed consolidated financial statements and there may be changes to those estimates in future periods including changes to sales, payer mix, reserves and allowances, intangible assets and goodwill. While the COVID-19 pandemic has not had a material adverse impact on the Company’s financial condition, the future impacts of the pandemic and any resulting economic impact is largely unknown and rapidly evolving.

Credit Losses

Available for sale debt securities. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company classifies all securities as available for sale and includes them in current assets as they are intended to fund current operations. The Company's investment portfolio at any point in time contains investments in money market mutual funds, U.S. government debt securities, certificates of deposit and corporate debt securities. The Company segments its portfolio based on the underlying risk profiles of the securities and have a zero loss expectation for money market mutual funds, U.S. government debt securities and certificates of deposit. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. During the quarter ended March 31, 2020, the Company’s only available for sales securities consisted of certificates of deposit and therefore the Company did not recognize any credit losses.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available for sale securities with original maturities of three months or less at the time of purchase. Cash equivalents are reported at fair value. At March 31, 2020, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Restricted cash represents amounts required for security deposits under the Company’s office and lab space lease agreements and, at March 31, 2019, cash balances held as collateral for the Company’s employee credit card program. Restricted cash is included in “prepaid expenses and other current assets” and “other assets” in the unaudited condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the unaudited condensed consolidated balance sheet that sum to the total of the amounts reported in the unaudited condensed consolidated statement of cash flows (in thousands):

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$115,374	$62,741
Prepaid expenses and other current assets	395	263
Other assets	2,039	2,192
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$117,808	$65,196

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

The following is the summary of property and equipment and related accumulated depreciation as of March 31, 2020 and December 31, 2019.

	Useful Life	March 31, 2020	December 31, 2019
		(in thousands)
Computer equipment and software	3	$1,010	$1,010
Furniture and fixtures	5 - 7	2,086	2,086
Equipment	7	2,451	2,451
Leasehold improvements	Shorter of the useful life or remaining lease term (10 years)	8,497	8,497
		14,044	14,044
Less accumulated depreciation		(4,189)	(3,664)
Net property and equipment		$9,855	$10,380

Depreciation expense was approximately $0.5 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

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

Debt

The Company performs an assessment of all embedded features of a debt instrument to determine if (1) such features should be bifurcated and separately accounted for, and (2) if bifurcation requirements are met, whether such features should be classified and accounted for as equity or liability instruments. If the embedded feature meets the requirements to be bifurcated and accounted for as a liability, the fair value of the embedded feature is measured initially, included as a liability on the unaudited condensed consolidated balance sheet, and re-measured to fair value at each reporting period. Any changes in fair value are recorded in the unaudited condensed consolidated statement of operations. The Company monitors, on an ongoing basis, whether events or circumstances could give rise to a change in the classification of embedded features.

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

Trade Discounts and Allowances: The Company generally provides Customers with discounts that include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the unaudited condensed consolidated statement of operations and comprehensive loss through March 31, 2020. The Company records a corresponding reduction of accounts receivable (if the trade discount and/or allowance will be credited to the Customer) or an increase in accrued expense (if the trade discount and/or allowance is payable to a Customer) on the unaudited condensed consolidated balance sheets.

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

Other Government Rebates: The Company is subject to discount obligations under state Medicaid programs and other government programs. The Company estimates its Medicaid and other government programs rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.

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

Collaborative Arrangements

The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. The Company considers the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between the Company and its collaborative partner and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. Therefore, the Company recognizes its allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the Otsuka U.S. Agreement, as defined below in Note 4, as a component of the related expense in the period incurred. During the three months ended March 31, 2020 and 2019, the Company incurred approximately $0.5 million and $0.3 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.3 million and $0.2 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended March 31, 2020 and 2019, respectively. During each of the three months ended March 31, 2020 and 2019, Otsuka incurred approximately $0.4 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.2 million are reimbursable by the Company and recorded as an increase to research and development expense during each of the three months ended March 31, 2020 and 2019. To the extent product revenue is generated from the collaboration, the Company recognizes its share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.

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

Items measured at fair value on a nonrecurring basis include property and equipment, intangible assets and goodwill. The Company remeasures the fair value of these assets upon the occurrence of certain events. There were no such remeasurements to property and equipment for the three months ended March 31, 2020 and 2019, respectively. There were no impairments to assets measured using Level 3 inputs during the three months ended March 31, 2020 and 2019, respectively.

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

3. Product Revenue and Reserves for Variable Consideration

To date, the Company’s only source of product revenue has been product revenue from the U.S. sales of Auryxia, which it began recording on December 12, 2018 following the consummation of the Merger. Total net product revenue was $29.2 million and $23.1 million for the three months ended March 31, 2020 and 2019, respectively. The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2020 and 2019 (in thousands):

	Chargebacks and Discounts	Rebates, Fees and other Deductions	Returns	Total
Balance at December 31, 2019	$738	$30,552	$253	$31,543
Current provisions related to sales in current year	2,250	30,519	1,053	33,822
Adjustments related to prior year sales	82	32	—	114
Credits/payments made	(2,353)	(29,024)	(1,051)	(32,428)
Balance at March 31, 2020	$717	$32,079	$255	$33,051

Balance at December 31, 2018	$516	$22,861	$360	$23,737
Current provisions related to sales in current year	1,486	17,476	870	19,832
Adjustments related to prior year sales	—	156	—	156
Credits/payments made	(1,495)	(17,301)	(947)	(19,743)
Balance at March 31, 2019	$507	$23,192	$283	$23,982

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

Accounts receivable, net related to product sales was approximately $20.2 million and $23.0 million as of March 31, 2020 and December 31, 2019, respectively.

4. License, Collaboration and Other Significant Agreements

During the three months ended March 31, 2020 and 2019, the Company recognized the following revenues from its license, collaboration and other significant agreements and had the following deferred revenue balances as of March 31, 2020:

	Three Months Ended March 31,
	2020	2019
License, Collaboration and Other Revenue:	(in thousands)
Otsuka U.S. Agreement	$38,577	$26,223
Otsuka International Agreement	19,370	21,956
Total Proportional Performance Revenue	$57,947	$48,179
JT and Torii	1,126	1,228
MTPC Other Revenue	196	148
Total License, Collaboration and Other Revenue	$59,269	$49,555

	March 31, 2020
	Short-Term	Long-Term	Total
Deferred Revenue:	(in thousands)
Otsuka U.S. Agreement	$19,090	$26,854	$45,944
Otsuka International Agreement	11,807	11,266	23,073
MTPC - Supply of Validation Drug Product	3,989	—	3,989
Vifor Agreement	—	4,679	4,679
Total	$34,886	$42,799	$77,685

The following table presents changes in the Company’s contract assets and liabilities during the three months ended March 31, 2020 and 2019 (in thousands):

Three Months Ended March 31, 2020	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$15,822	$71,639	$(2,895)	$84,566
Prepaid expenses and other current assets	$—	$546	$—	$546
Contract liabilities:
Deferred revenue	$72,950	$65,209	$(60,474)	$77,685
Accrued expenses and other current liabilities	$—	$615	$—	$615

Three Months Ended March 31, 2019
Contract assets:
Accounts receivable(1)	$1,587	$30,387	$(2,041)	$29,933
Contract liabilities:
Deferred revenue	$112,689	$41,962	$(48,180)	$106,471
Accounts payable	$13,492	$—	$(13,492)	$—

(1)

Excludes accounts receivable from other services related to clinical and regulatory activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement as of March 31, 2019 and 2020 and December 31, 2018 and 2019. Also excludes accounts receivable related to amounts due to the Company from product sales which are included in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019.

During the three months ended March 31, 2020 and 2019, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended March 31,
Revenue Recognized in the Period from:	2020	2019
Amounts included in deferred revenue at the beginning of the period	$10,130	$45,179
Performance obligations satisfied in previous periods	$—	$1,254

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

MTPC is required to make certain milestone payments to the Company aggregating up to approximately $225.0 million upon the achievement of specified development, regulatory and commercial events. More specifically, the Company received $10.0 million in development milestone payments, and is eligible to receive up to $40.0 million in regulatory milestone payments, of which the Company received $10.0 million in relation to the JNDA filing in the third quarter of 2019 and is eligible to receive an additional $15.0 million upon regulatory approval of vadadustat in Japan, and up to $175.0 million in commercial milestone payments associated with aggregate sales of all products. In consideration for the exclusive license and other rights contained in the MTPC Agreement, MTPC also made a $20.0 million upfront payment as well as a payment of $20.5 million for Phase 2 studies in Japanese patients completed by the Company and reimbursed by MTPC. Additionally, if vadadustat is commercialized, the Company would be entitled to receive tiered double-digit royalty payments of up to 20% on sales of vadadustat in the MTPC Territory. Royalty payments are subject to certain reductions, including upon the introduction of competitive products in certain instances. Royalties are due on a country-by-country basis from the date of first commercial sale of a licensed product in a country until the last to occur of: (i) the expiration of the last to expire valid claim within the intellectual property covering the licensed product, (ii) the expiration of marketing or regulatory exclusivity in such country, or (iii) the tenth anniversary of the first commercial sale of such licensed product in such country. Due to the uncertainty of pharmaceutical development and the high historical failure rates associated with drug development, although the Company has received $10.0 million in development milestones and a $10.0 million regulatory milestone, no additional milestone or royalty payments may ever be received from MTPC.

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

As of March 31, 2020, the transaction price is comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, comprised of a $6.0 million and a $4.0 million development milestone, and (v) the $10.0 million regulatory milestone relating to the JNDA filing. As of March 31, 2020, all development milestones and a $10.0 million regulatory milestone related to the filing of the JNDA have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. No revenues were recognized for the three months ended March 31, 2020 and 2019 with respect to the MTPC Agreement. As of March 31, 2020, there is no deferred revenue, no accounts receivable, and no contract assets. There were no asset or liability balances classified as long-term in the unaudited condensed consolidated balance sheet as of March 31, 2020.

Supply of Validation Drug Product

The Company is advancing key pre-commercial activities in support of the first regulatory approval of vadadustat expected in Japan this year. As a result, in March 2020, in connection with the MTPC agreement, the Company agreed to supply MTPC with certain vadadustat drug product for commercial use and MTPC agreed to reimburse the Company for certain manufacturing-related expenses. In connection with this arrangement, the Company invoiced the upfront payment of $10.4 million, which it received in the second quarter of 2020. The Company does not recognize revenue under this arrangement until risk of loss passes to MTPC and delivery has occurred. As of March 31, 2020, the Company deferred recognition of all revenues relating to this arrangement and recorded $10.4 million in accounts receivable, $4.0 million in short-term deferred revenue for drug product that was delivered in Q2 2020, and $6.4 million in other current liabilities for drug product that is subject to return by MTPC.

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

The Company is responsible for performing all activities related to the development of vadadustat as outlined in the current global development plan, while Otsuka may agree to perform certain activities under the global development plan from time to time as agreed by the parties. The current global development plan encompasses all activities with respect to the ongoing PRO2TECT and INNO2VATE clinical programs through the filing for marketing approval, as well as certain other studies. Under the Otsuka U.S. Agreement the Company controls and retains final decision making authority with respect to certain matters. The Company’s obligations related to the conduct of the current global development plan include the associated manufacturing and supply services for vadadustat.

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

Under the terms of the Otsuka U.S. Agreement, the Company received a $125.0 million up-front, non-refundable, non-creditable cash payment in December 2016. In March 2017, the Company received a payment of approximately $33.8 million, which represented reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan through December 31, 2016. Commencing in the third quarter of 2017, whereupon the Company had incurred a specified amount of incremental costs, Otsuka began to contribute, as required by the Otsuka U.S. Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to December 31, 2016 will total $279.9 million or more, depending on the actual costs incurred toward the current global development plan. The costs associated with the performance of any development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism as set forth in the Otsuka U.S. Agreement or to be determined by the parties. Costs incurred with respect to medical affairs and commercialization and non-promotional activities will generally be shared equally by the parties. In addition, due to the costs incurred in completing the activities under the current global development plan exceeding a certain threshold in the second quarter of 2019, the Company elected to require Otsuka to increase the aggregate percentage of current global development costs it funds under the Otsuka U.S. Agreement and the Otsuka International Agreement, as defined below, from 52.5% to 80%, or the Otsuka Funding Option. The Company estimates the additional funding as a result of exercising the Otsuka Funding Option, or the Additional Funding, to total approximately $104.2 million or more, depending on the actual costs incurred toward the current global development plan. The Additional Funding is fully creditable against future payments due to the Company under the arrangement, provided that future payments due to the Company may not be reduced by more than 50% in any calendar year and any remaining creditable amount above 50% in any calendar year will be applied to subsequent future payments until fully credited. As of March 31, 2020, the Additional Funding was $60.0 million.

In addition, Otsuka is required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, as of March 31, 2020, the Company is eligible to receive up to $125.0 million in development milestone payments, up to $65.0 million in regulatory milestone payments for the first product to achieve the associated event, and up to $575.0 million in commercial milestone payments associated with aggregate sales of licensed products. These future milestones are subject to reduction as a result of the Company’s exercise of the Otsuka Funding Option, as described above, the Additional Funding for which, as of March 31, 2020, totaled $60.0 million. Due to the uncertainty of pharmaceutical development and the high historical failure rates associated therewith, no milestone payments may ever be received from Otsuka.

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

Unless earlier terminated, the Otsuka U.S. Agreement will expire in the United States on a product-by-product basis on the date that one or more generic versions of vadadustat first achieves 90% market penetration. Either party may terminate the Otsuka U.S. Agreement in its entirety upon an uncured breach or insolvency on the part of the other party. Otsuka may terminate the Otsuka U.S. Agreement in its entirety upon 12 months’ prior written notice at any time after the release of the first top-line data from the global Phase 3 development program for vadadustat. In the event of termination of the Otsuka U.S. Agreement, all rights and licensees granted to Otsuka under the Otsuka U.S. Agreement will automatically terminate and the licenses granted to the Company will become freely sublicensable. In addition, the upfront payment, all development costs and milestone payments received by the Company prior to such termination will not be refunded to Otsuka.

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

The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that under ASC 606, the contract was modified in the second quarter of 2019 when the Otsuka Funding Option became effective and the Company became eligible to receive the Additional Funding amount. In connection with the modification, the Company adjusted the transaction price to include the Additional Funding amount as additional variable consideration. The Company constrains the variable consideration to an amount for which a significant revenue reversal is not probable. In the event that there is consideration received by a customer in the form of activities performed by such customer under the global development plan, such consideration is reflected as a reduction to the transaction price as contra revenue rather than as an expense because the associated services are not distinct from the License Performance Obligation.

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

As of March 31, 2020, the transaction price totaling $438.7 million is comprised of: (i) the up-front payment of $125.0 million, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016 of $33.8 million, and (iii) the estimate of the net cost share consideration to be received of approximately $279.9 million with respect to amounts incurred by the Company subsequent to December 31, 2016 and the Additional Funding. As of March 31, 2020, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.

During the three months ended March 31, 2020 and 2019, the Company recognized revenue totaling approximately $38.6 million and $26.2 million, respectively, with respect to the Otsuka U.S. Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2020, there is approximately $45.9 million of deferred revenue related to the Otsuka U.S. Agreement of which $19.1 million is classified as current and $26.8 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of March 31, 2020 and December 31, 2019, there is approximately $49.3 million and $8.9 million, respectively, in accounts receivable in the accompanying unaudited condensed consolidated balance sheet. As of March 31, 2020, there is also $0.4 million in prepaid expenses and other current assets and $0.4 million in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheet. There were no prepaid expenses and other current assets or accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2019.

The Company determined that the medical affairs, commercialization and non-promotional activities elements of the Otsuka U.S. Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, the Company is accounting for the joint medical affairs, commercialization and non-promotional activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the Company has determined that in the context of the medical affairs, commercialization and non-promotional activities, Otsuka does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, the activities conducted pursuant to the medical affairs, commercialization and non-promotional activities plans will be accounted for as a component of the related expense in the period incurred. During the three months ended March 31, 2020 and 2019, the Company incurred approximately $0.5 million and $0.3 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement of which approximately $0.3 million and $0.2 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during each of the three months ended March 31, 2020 and 2019, respectively. During each of the three months ended March 31, 2020 and 2019, Otsuka incurred approximately $0.4 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.2 million are reimbursable by the Company and recorded as an increase to research and development expense during each of the three months ended March 31, 2020 and 2019.

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

Pursuant to the terms of the Otsuka International Agreement, the Company is responsible for performing all activities related to the development of vadadustat as outlined in the current global development plan, while Otsuka may agree to perform certain activities under the global development plan from time to time as agreed by the parties. Under the Otsuka International Agreement, the Company controls and retains final decision-making authority with respect to certain matters. Per the terms of the Otsuka International Agreement, Otsuka is generally responsible for the conduct of any development activities that may be required for marketing approvals in the Otsuka International Territory or otherwise performed with respect to the Otsuka International Territory that are incremental to those included in the current global development plan. The Company’s obligations related to the conduct of the current global development plan include the associated manufacturing and supply services for vadadustat.

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

Under the terms of the Otsuka International Agreement, the Company received a $73.0 million up-front, non-refundable, non-creditable cash payment. The Company also received a payment of approximately $0.2 million which represents reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan in excess of a specified threshold during the quarter ended March 31, 2017. Commencing in the second quarter of 2017, Otsuka began to contribute, as required by the Otsuka International Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to March 31, 2017 will total roughly $213.0 million or more, depending on the actual current global development plan costs incurred. The costs associated with the performance of any mutually agreed upon development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism as set forth in the Otsuka International Agreement or to be determined by the parties. Otsuka may elect to conduct additional studies of vadadustat in the EU, subject to the Company’s right to delay such studies based on its objectives outside the Otsuka International Territory. Otsuka will pay a percentage of the costs of any such studies, and the Company will pay its portion of the costs in the form of a credit against future amounts due to the Company under the Otsuka International Agreement. The costs incurred related to any other development activities, which are pursued solely for obtaining or maintaining marketing approval in the Otsuka International Territory or otherwise performed solely with respect to the Otsuka International Territory that are incremental to the development activities included in the current global development plan, will be borne in their entirety by Otsuka. Otsuka will pay costs incurred with respect to medical affairs and commercialization activities in the Otsuka International Territory.

In addition, Otsuka would be required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, as of March 31, 2020, the Company is eligible to receive up to $80.0 million in development milestone payments and up to $52.0 million in regulatory milestone payments for the first licensed product to achieve the associated event. Moreover, the Company is eligible for up to $525.0 million in commercial milestone payments associated with aggregate sales of all licensed products. Additionally, to the extent vadadustat is commercialized, the Company would be entitled to receive tiered royalty payments ranging from the low double digits to the low thirties based on a percentage of net sales.  Royalties are due on a country-by-country basis from the date of the first commercial sale of a licensed product in a country until the latest to occur of: (i) the expiration date in such country of the last to expire valid claim within the intellectual property covering the licensed product, (ii) the date of expiration of data or regulatory exclusivity in such country or (iii) the tenth anniversary of the first commercial sale of such licensed product in such country. Due to the uncertainty of pharmaceutical development and the high historical failure rates associated therewith, no milestone or royalty payments may ever be received from Otsuka. There are no cancellation, termination or refund provisions in the Otsuka International Agreement that contain material financial consequences to the Company.

Unless earlier terminated, the Otsuka International Agreement will expire upon the expiration of the royalty term in the last country in the Otsuka International Territory. Either party may terminate the Otsuka International Agreement in its entirety upon an uncured material breach or insolvency on the part of the other party. Otsuka may terminate the Otsuka International Agreement in its entirety or for a specific region in the Otsuka International Territory upon 12 months’ prior written notice at any time after the release of the first top-line data from the global Phase 3 development program for vadadustat. In the event of termination of the Otsuka International Agreement, all rights and licensees granted to Otsuka under the Otsuka International Agreement will automatically terminate, and the licenses granted to the Company will become freely sublicensable, but potentially subject to a future royalty. In addition, the upfront payment, all development costs and milestone payments received by the Company prior to such termination will not be eligible for refund to Otsuka.

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

The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. In the event that there is consideration received by a customer in the form of activities performed by such customer under the global development plan, such consideration is reflected as a reduction to the transaction price as contra revenue rather than as an expense because the associated services are not distinct from the License Performance Obligation.

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

As of March 31, 2020, the transaction price totaling $286.2 million is comprised of: (i) the up-front payment of $73.0 million, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017 of $0.2 million, and (iii) an estimate of the net cost share consideration to be received with respect to amounts incurred by the Company subsequent to March 31, 2017 of $213.0 million. As of March 31, 2020, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.

During the three months ended March 31, 2020 and 2019, the Company recognized revenue totaling approximately $19.4 million and $22.0 million, respectively, with respect to the Otsuka International Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2020, there is approximately $23.1 million of deferred revenue related to the Otsuka International Agreement of which $11.8 million is classified as current and $11.3 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of March 31, 2020 and December 31, 2019, there is approximately $22.4 million and $4.0 million, respectively, in accounts receivable in the accompanying unaudited condensed consolidated balance sheet. As of March 31, 2020, there is also $0.2 million in prepaid expenses and other current assets and $0.2 million in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheet. There were no prepaid expenses and other current assets and accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2019.

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

Unless earlier terminated, the Vifor Amended Agreement will expire upon the later of the expiration of all patents that claim or cover vadadustat or expiration of marketing or regulatory exclusivity for vadadustat in the United States. Vifor Pharma may terminate the Vifor Amended Agreement in its entirety upon 12 months’ prior written notice after the release of the first top-line data in the vadadustat global Phase 3 program for DD-CKD patients. In addition, either party may, subject to a cure period, terminate the Vifor Amended Agreement in the event of the other party’s uncured material breach or bankruptcy. The Company may terminate the Vifor Amended Agreement (or suspend the license) upon the occurrence of certain events, such as for specific violations of the Vifor Amended Agreement, Vifor Pharma’s failure to achieve certain sales levels, or if there are changes in Vifor Pharma’s relationship with FKC or in applicable laws and regulations related to the reimbursement of drugs like vadadustat at dialysis clinics, or if Vifor Pharma contests the validity or enforceability of any patent controlled by the Company that covers vadadustat. The Vifor Amended Agreement also includes a standstill provision and customary representations and warranties.

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

Priority Review Voucher Letter Agreement

On February 14, 2020, the Company entered into a letter agreement, or the Letter Agreement, with Vifor Pharma relating to Vifor Pharma’s agreement with a third party to purchase a Priority Review Voucher, or the PRV, issued by the FDA, subject to satisfaction of customary closing conditions, or the PRV Purchase. A PRV entitles the holder to priority review of a New Drug Application, or NDA, or a Biologics License Application for a new drug, which reduces the target FDA review time to six months after official acceptance of the submission, and could lead to expedited approval. Pursuant to the Letter Agreement, Akebia paid Vifor Pharma

$10.0 million in connection with the closing of the PRV Purchase. Vifor Pharma is obligated to retain all rights to, and maintain the validity of, the PRV until Akebia and Vifor Pharma (a) enter into a definitive agreement setting forth the financial and other terms by which Vifor Pharma will assign the PRV to Akebia for use with Akebia’s planned NDA for vadadustat for the treatment of anemia due to CKD in both dialysis-dependent and non-dialysis dependent patients, or (b) make a mutual decision to sell the PRV and share the proceeds based on certain terms.

During the quarter ended March 31, 2020, the $10.0 million payment to Vifor Pharma was recorded to research and development expense in the unaudited condensed consolidated statement of operations and as an operating cash outflow in the unaudited condensed consolidated statement of cash flows.

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

During the three months ended March 31, 2020 and 2019, the Company recognized approximately $2.5 million and $2.1 million, respectively, in royalty payments due to Panion relating to the Company’s sales of Auryxia in the United States and JT and Torii’s net sales of Riona in Japan, as the Company is required to pay a mid-single digit percentage of net sales of ferric citrate in the Company’s licensed territories to Panion under the terms of the Panion Amended License Agreement.

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

During each of the three months ended March 31, 2020 and 2019, the Company recognized $1.1 million and $1.2 million, respectively, in license revenue related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.

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

6. Available For Sale Securities

Cash, cash equivalents, and available for sale securities at March 31, 2020 and December 31, 2019 consisted of the following:

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2020
Cash and cash equivalents	$115,374	$—	$—	$115,374
Total cash, cash equivalents, and available for sale securities	$115,374	$—	$—	$115,374

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2019
Cash and cash equivalents	$147,449	$—	$—	$147,449
Available for sale securities:
Certificates of deposit	$245	—	—	$245
Total available for sale securities	$245	$—	$—	$245
Total cash, cash equivalents, and available for sale securities	$147,694	$—	$—	$147,694

The Company did not hold any available for sale securities at March 31, 2020. There were no realized gains or losses on available for sale securities for the three months ended March 31, 2019. Additionally, the Company did not have any available for sale securities that were in an unrealized loss position as of December 31, 2019.

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

Assets measured or disclosed at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2020
Assets:
Cash and cash equivalents	$115,374	$—	$—	$115,374
	$115,374	$—	$—	$115,374

Liabilities:
Derivative liability	$—	$—	$1,740	$1,740
	$—	$—	$1,740	$1,740

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2019
Assets:
Cash and cash equivalents	$147,449	$—	$—	$147,449
Certificates of deposit	—	245	—	245
	$147,449	$245	$—	$147,694

Liabilities:
Derivative liability	$—	$—	$1,650	$1,650
	$—	$—	$1,650	$1,650

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

The events of default include maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia starting in the fourth quarter of 2020. The Company recorded a derivative liability related to the Company’s Loan Agreement with Pharmakon of $1.7 million as of both March 31, 2020 and December 31, 2019, respectively. The Company classified the derivative liability as a non-current liability on the unaudited condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019. The estimated fair value of the derivative liability on both March 31, 2020 and December 31, 2019 was determined using a scenario-based approach and discounted cash flow model that includes principal and interest payments under various scenarios involving clinical development success for vadadustat and various cash flow assumptions. Probabilities surrounding clinical development success were derived using industry benchmarks. Should the Company’s assessment of the probabilities around these scenarios change, including for changes in market conditions, there could be a change to the fair value of the derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2019	$1,650
Change in fair value of derivative liability, recorded as other expense	90
Balance at March 31, 2020	$1,740

The Company had no other assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2020 and December 31, 2019.

Investment securities are exposed to various risks such as interest rate, market and credit risks. When the Company holds investment securities, due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, the Company considers if changes in risks in the near term would result in material changes in the fair value of investments.

8. Inventory

The components of inventory, inclusive of step-up as a result of bringing Keryx’s inventory onto Akebia’s books at fair value in connection with the Merger, are summarized as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Raw materials	$1,841	$2,278
Work in process	135,474	137,858
Finished goods	36,925	42,096
Total inventory	$174,240	$182,232

Long-term inventory, which primarily consists of raw materials and work in process, is included in other assets in the Company’s unaudited condensed consolidated balance sheets.

	March 31, 2020	December 31, 2019
	(in thousands)
Balance Sheet Classification:
Inventory	$111,854	$116,349
Other assets	62,386	65,883
Total inventory	$174,240	$182,232

Inventory amounts written down as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold totaled $0.1 million and $1.7 million during the three months ended March 31, 2020 and 2019, respectively. If future sales of Auryxia are lower than expected, the Company may be required to write-down the value of such inventories. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of sales in the unaudited condensed consolidated statement of operations.

9. Intangible Assets and Goodwill

Intangible Assets

The following table presents the Company’s intangible assets at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Gross Carrying Value	Accumulated Amortization	ASC 842 Adjustment	Total	Estimated useful life
Acquired intangible assets:
Developed product rights for Auryxia	$329,130	$(47,018)	$—	$282,112	9 Years
Favorable lease	545	(5)	(540)	—	N/A
Total	$329,675	$(47,023)	$(540)	$282,112

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	ASC 842 Adjustment	Total	Estimated useful life
Acquired intangible assets:
Developed product rights for Auryxia	$329,130	$(37,918)	$—	$291,212	9 Years
Favorable lease	545	(5)	(540)	—	N/A
Total	$329,675	$(37,923)	$(540)	$291,212

On December 12, 2018, the Company completed the Merger, whereby it acquired certain definite-lived intangible assets, including the developed product rights for Auryxia and a favorable lease. The Company amortizes its definite-lived intangible assets acquired as part of the Merger using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life. As a result of the adoption of ASC 842 on January 1, 2019, the Company reclassed the remaining balance of the favorable lease intangible asset into the operating lease asset. The Company recorded $9.1 million in amortization expense related to the developed product rights for Auryxia during each of the three months ended March 31, 2020 and 2019. Estimated future amortization expense for the intangible asset as of March 31, 2020 is as follows (in thousands):

Total
2020	$27,302
2021	36,401
2022	36,402
2023	36,401
2024	36,402
Thereafter	109,204
$282,112

Goodwill

Goodwill was $55.1 million as of March 31, 2020 and December 31, 2019, derived as follows (in thousands):

Total Merger consideration	$527,754
Less: Fair value of identified acquired assets and liabilities, net	(472,701)
Goodwill	$55,053

Goodwill is evaluated for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that an impairment may exist.

10. Accrued Expenses

Accrued expenses as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Accrued clinical	$54,581	$61,815
Product revenue allowances	31,225	30,552
Accrued payroll	7,727	12,604
MTPC - Supply of Validation Drug Product	6,441	—
Lease liability	5,096	4,989
Professional fees	3,949	3,444
Accrued commercial manufacturing	2,694	2,680
Royalties	2,459	2,713
Accrued severance	452	725
Accrued other	10,263	9,549
Total accrued expenses	$124,887	$129,071

11. Debt

Future principal payments on the Term Loans (as defined below) as of March 31, 2020 are as follows (in thousands):

Principal
Payments
(in thousands)
2020	$—
2021	—
2022	7,140
2023	30,354
2024	42,506
Thereafter	—
Total before unamortized discount and issuance costs	80,000
Less: unamortized discount and issuance costs	(3,928)
Total term loans	$76,072

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

The Loan Agreement contains customary representations, warranties, events of default and covenants of the Company and its subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia starting in the fourth quarter of 2020. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of March 31, 2020 and December 31, 2019, the Company determined that no events of default had occurred.

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

The events of default include maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia starting in the fourth quarter of 2020. The fair value of the derivative liability related to the Company’s Loan Agreement with Pharmakon is $1.7 million as of both March 31, 2020 and December 31, 2019, respectively. The Company classified the derivative liability as a non-current liability on the unaudited condensed consolidated balance sheet as of March 31, 2020.

During the three months ended March 31, 2020, the Company recognized approximately $2.2 million of interest expense related to the Loan Agreement.

12. Warrant

In connection with the Janssen Agreement, in February 2017 the Company issued a warrant to purchase 509,611 shares of the Company’s common stock at an exercise price of $9.81 per share. The warrant was fully vested upon issuance and is exercisable in whole or in part, at any time prior to February 9, 2022. The warrant satisfied the equity classification criteria of ASC 815, and is therefore classified as an equity instrument. The fair value at issuance of $3.4 million was calculated using the Black Scholes option pricing model and was charged to research and development expense as it represented consideration for a license for which the underlying intellectual property was deemed to have no alternative future use. As of March 31, 2020, the warrant remains outstanding and expires on February 9, 2022.

13. Stockholders’ Equity

Authorized and Outstanding Capital Stock

As of March 31, 2020, the authorized capital stock of the Company included 175,000,000 shares of common stock, par value $0.00001 per share, of which 130,251,440 and 121,674,568 shares were issued and outstanding at March 31, 2020 and December 31, 2019, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which no shares were issued and outstanding at March 31, 2020 and December 31, 2019.

At-the-Market Facility

On November 12, 2019, the Company entered into an Amended and Restated Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. for the offer and sale of common stock at the then current market prices in amounts to be determined from time to time. Also, on November 12, 2019, the Company filed a prospectus supplement pursuant to which it was able to offer and sell up to $75.0 million its common stock at the then current market prices from time to time. In December 2019, the Company commenced sales under this program. Through December 31, 2019, the Company sold 2,684,392 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $16.8 million. During the three months ended March 31, 2020, the Company sold 7,973,967 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $56.7 million. On March 12, 2020, the Company filed an additional prospectus supplement, pursuant to which it is able to offer and sell up to $65.0 million in its common stock at current market prices from time to time. During the three months ended March 31, 2020 and through the date of this Quarterly Report on Form 10-Q, the Company did not sell any shares of common stock pursuant to the March 12, 2020 prospectus supplement.

Equity Plans

On February 28, 2014, the Company’s Board of Directors adopted its 2014 Incentive Plan and its 2014 Employee Stock Purchase Plan, or the 2014 ESPP, which were subsequently approved by its shareholders and became effective upon the closing of the Company’s initial public offering on March 25, 2014. The Company’s 2014 Incentive Plan was subsequently amended on December 11, 2018, which amendment did not require shareholder approval. The Company’s 2014 Incentive Plan, as amended, is referred to as the 2014 Plan. The 2014 Plan replaced the Company’s Amended and Restated 2008 Equity Incentive Plan, or the 2008 Plan; however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. On June 6, 2019, the Company’s shareholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or the ESPP. In May 2016, the Company’s Board of Directors approved an inducement award program that was separate from the Company’s equity plans and which, consistent with Nasdaq Listing Rule 5635(c)(4), did not require shareholder approval, or the Inducement Award Program. During the three months ended March 31, 2020, the Company granted 299,450 options to purchase shares of the Company’s common stock to new hires under the Inducement Award Program, of which all 299,450 options to purchase Akebia Shares remained outstanding at March 31, 2020.

The 2014 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, RSUs, performance awards and other awards convertible into or otherwise based on shares of the Company’s common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1 of each calendar year, by an amount equal to three percent (3%) of the number of Akebia Shares outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31, or the 2014 Plan Evergreen Provision. The Company’s Board of Directors may act prior to January 1 of any year to provide that there will be no automatic increase in the number of Akebia Shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). On December 12, 2018, in connection with the consummation of the Merger, the Company assumed outstanding and unexercised options to purchase Keryx Shares, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, under the following Keryx equity plans, or the Keryx Equity Plans: the Keryx 1999 Share Option Plan, the Keryx 2004 Long-Term Incentive Plan, the Keryx 2007 Incentive Plan, the Keryx Amended and Restated 2013 Incentive Plan, and the Keryx 2018 Equity Incentive Plan, or the Keryx 2018 Plan. In addition, the number of Keryx Shares available for issuance under the Keryx 2018 Plan, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, may be used for awards granted by the Company under its 2014 Plan, or the Assumed Shares, provided that the Company uses the Assumed Shares for individuals who were not employees or directors of the Company prior to the consummation of the Merger. During the three months ended March 31, 2020, the Company granted 1,714,800 options to purchase Akebia Shares to employees under the 2014 Plan, 299,450 options to purchase Akebia Shares to employees under the Inducement Award Program, 2,350,400 Akebia RSUs to employees under the 2014 Plan, 479,000 Akebia PSUs to employees under the 2014 plan, no options to purchase Akebia Shares to directors under the 2014 Plan, and no Akebia RSUs to directors under the 2014 Plan.

The ESPP provides for the issuance of options to purchase shares of the Company’s common stock to participating employees at a discount to their fair market value. As noted above, the Company’s stockholders approved the ESPP, which amended and restated the Company’s 2014 ESPP, on June 6, 2019. The maximum aggregate number of shares at March 31, 2020 of the Company’s common stock available for future issuance under the ESPP is 5,600,968. Under the ESPP, each offering period is six months, at the end of which employees may purchase shares of the Company’s common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of eighty-five percent (85%) of the closing price of the Company’s common stock at the beginning or end of the offering period.

Shares Reserved for Future Issuance

The Company has reserved for future issuance the following number of shares of common stock:

	March 31, 2020	December 31, 2019
Common stock options and RSUs outstanding (1)	16,107,645	12,195,031
Shares available for issuance under Akebia equity plans (2)	2,740,708	2,983,256
Warrant to purchase common stock	509,611	509,611
Shares available for issuance under the ESPP (3)	5,600,968	5,715,992
Total	24,958,932	21,403,890

(1)	Includes awards granted under the 2014 Plan and the Inducement Award Program and awards issued in connection with the Merger.

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

(3)

On June 6, 2019, the shares reserved for future issuance under the ESPP increased by 5,200,000 shares upon shareholder approval of the Amended and Restated 2014 Employee Stock Purchase Plan. On February 28, 2018 and February 28, 2017, the shares reserved for future issuance under the 2014 ESPP remained unchanged. There were no increases in the shares reserved for future issuance pursuant to the evergreen provision under the ESPP in 2017 and 2018 as the maximum aggregate number of shares available for purchase under the 2014 ESPP had reached its cap of 739,611 on February 28, 2016.

Stock-Based Compensation

Stock Options

Service-Based Stock Options

On February 28, 2020, as part of the Company’s annual grant of equity, the Company issued 1,714,800 stock options to employees. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. Options granted by the Company vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options generally expire ten years after the date of grant. The Company recorded approximately $1.6 million and $1.1 million of stock-based compensation expense related to stock options during the three months ended March 31, 2020 and 2019.

Performance-Based Stock Options

On December 12, 2018, pursuant to the Merger Agreement, each outstanding and unexercised performance-based option to acquire Keryx Shares granted under a Keryx equity plan converted into a service-based option or performance-based option to acquire Akebia Shares, with the number of shares and exercise price adjusted by the Exchange Multiplier. As a result, the Company issued 233,954 performance-based options related to the Merger. The Company did not have any performance-based options outstanding in fiscal year 2018 prior to the Merger. The Company did not issue any performance-based options during the three months ended March 31, 2020 and 2019. As of March 31, 2020, the Company had no performance-based options outstanding compared to 46,790 performance-based options outstanding at December 31, 2019. The potential range of shares issuable pursuant to the Company’s performance-based options range from 0% to 100% of the target shares based on financial measures. Performance-based options vest up to 50% upon achievement of performance condition and up to 50% one year following achievement of the performance condition.

Restricted Stock Units

Service-Based Restricted Stock Units

On February 28, 2020, as part of the Company’s annual grant of equity, the Company issued 2,268,000 restricted stock units, or RSUs, to employees. In addition, the Company occasionally issues RSUs not in connection with the annual grant process to employees. Generally, RSUs granted by the Company vest in one of the following ways: (i) 100% of each RSU grant vests on either the first or the third anniversary of the grant date, (ii) one third of each RSU grant vests on the first, second and third anniversaries of the grant date, subject, in each case, to the individual’s continued service through the applicable vesting date, or (iii) 50% of each RSU grant vests on the first anniversary and 25% of each RSU grant vests in 6 months increment after the one year anniversary of the grant date. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized on a straight-line basis over the vesting period. The Company recorded approximately $3.1 million and $0.9 million of stock-based compensation expense related to employee RSUs during the three months ended March 31, 2020 and 2019, respectively.

Performance-Based Restricted Stock Units

On February 28, 2020, as part of the Company’s annual grant of equity, the Company issued 479,000 performance-based restricted stock units, or PSUs, to the Company’s executives. The PSUs granted by the Company vest in connection with the achievement of specified commercial and regulatory milestones. The PSUs also feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized over time based on the probability of meeting such commercial and regulatory milestones. The Company recorded approximately $0.1 million and $0 of stock-based compensation expense related to employee PSUs during the three months ended March 31, 2020 and 2019, respectively.

Employee Stock Purchase Plan

The first offering period under the ESPP opened on January 2, 2015. The Company issued 115,024 shares during the three months ended March 31, 2020. The Company recorded approximately $0.2 million and $48,000 of stock-based compensation expense related to the ESPP during the three months ended March 31, 2020 and 2019, respectively.

Compensation Expense Summary

The Company has classified its stock-based compensation expense related to share-based awards as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Research and development	$1,542	$878
Selling, general and administrative	3,374	1,216
Total	$4,916	$2,094

Compensation expense by type of award:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Stock options	$1,617	$1,112
Restricted stock units	3,142	934
Employee stock purchase plan	157	48
Total	$4,916	$2,094

14. Commitments and Contingencies

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

The term of the Cambridge Lease with respect to the office space expires on September 11, 2026, with one five-year extension option available. The term of the Cambridge Lease with respect to the lab space expires on November 30, 2021, with an extension option for one additional period of two years. The term of the Boston Lease office space expires on February 28, 2023, with an extension option for one additional five-year extension option available. The renewal options in the Company’s real estate leases were not included in the calculation of the operating lease assets and operating lease liabilities as the renewal is not reasonably certain. The lease agreements do not contain residual value guarantees. Operating lease costs for each of the three months ended March 31, 2020 and 2019 were $1.7 million and cash paid for amounts included in the measurement of operating lease liabilities for each of the three months ended March 31, 2020 and 2019 were $1.7 million.

In September 2019, Keryx entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc., or Foundation. The sublease is subject and subordinate to the Boston Lease between Keryx and the landlord. The term of the sublease commenced on October 16, 2019, upon receipt of the required consent from the landlord for the sublease agreement, and expires on February 28, 2023. Foundation is obligated to pay Keryx rent that approximates the rent due from Keryx to its landlord with respect to the Boston Lease. Sublease rental income is recorded to other income. Keryx continues to be obligated for all payment terms pursuant to the Boston Lease, and the Company will guaranty Keryx’s obligations under the sublease. Keryx recorded $0.4 million in sublease rental income from Foundation during the three months ended March 31, 2020.

The Company has not entered into any material short-term leases or financing leases as of March 31, 2020.

The total security deposit in connection with the Cambridge Lease is $1.6 million as of March 31, 2020. Additionally, the Company recorded $0.8 million for the security deposit under the Boston Lease. Both the Cambridge Lease and the Boston Lease have their security deposits in the form of a letter of credit, all of which are included in prepaid expenses and other current assets in the Company’s unaudited condensed consolidated balance sheets as of March 31, 2020.

As of March 31, 2020, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter are as follows:

		Lease Payments
	Operating	to be Received	Net Operating
	Leases	from Sublease	Lease Payments
	(in thousands)
Remaining 2020	$4,820	$1,328	$3,492
2021	7,064	1,797	$5,267
2022	6,735	1,824	$4,911
2023	5,347	307	$5,040
2024	5,116	—	$5,116
Thereafter	8,818	—	$8,818
Total	$37,900	$5,256	$32,644

In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 5.91% to 6.94%, which were based on the remaining lease term at the date of adoption of ASC 842, which was January 1, 2019. As of March 31, 2020, the remaining lease terms ranged from 1.67 years to 6.45 years. As of March 31, 2020, the following represents the difference between the remaining undiscounted minimum rental commitments under non-cancelable leases and the operating lease liabilities:

Operating
Leases
(in thousands)
Total
Undiscounted minimum rental commitments	$37,900
Present value adjustment using incremental borrowing rate	(6,596)
Operating lease liabilities	$31,304

Manufacturing Agreements

As part of the Merger, the Company retained Keryx’s commercial supply agreements with BioVectra and Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.

Pursuant to the Manufacture and Supply Agreement with BioVectra and the Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the BioVectra Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. In addition, the BioVectra Agreement contained contingent milestone payments for capital developments in connection with construction of an expansion of the site of the BioVectra production facility for the manufacture of drug substance for Auryxia. These milestone payments were achieved by BioVectra and fully recorded prior to the Merger. These milestone payments are recorded in other assets and amortized into drug substance as inventory is released to the Company. The term of the BioVectra Agreement expires in late 2026, after which, it automatically renews for specified terms until terminated. The Company may terminate the BioVectra Agreement prior to the expiration of the contract term, which could result in early termination fee. As of March 31, 2020, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $135.3 million through the end of the contract term.

As part of purchase accounting, the Company identified an executory contract in the BioVectra Agreement, which includes future firm purchase commitments. This executory contract was deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. As a result, the Company recorded a liability of $29.5 million in purchase accounting, as of the acquisition date for the fair value of the off-market element. Through March 31, 2020, the Company recorded $0.9 million in accretion expense related to the present value discount associated with this liability.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, or the Siegfried Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. The term of the Siegfried Agreement expires on December 31, 2021, after which, it automatically renews for one-year terms until terminated. The Siegfried Agreement provides for certain termination rights prior to December 31, 2021 for the Company. As of March 31, 2020, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $53.3 million through the year ending December 31, 2021.

On April 9, 2019, the Company entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement includes the terms and conditions under which Esteve will manufacture vadadustat drug substance, or API, for commercial use.

Pursuant to the Esteve Agreement, the Company will provide rolling forecasts to Esteve on a quarterly basis, or the Forecast. The Forecast will reflect the Company’s needs for API produced by Esteve over a certain number of months, represented as a quantity of API per calendar quarter. The parties have agreed to a volume-based pricing structure under the Esteve Agreement. The Esteve Agreement has an initial term of four years, beginning April 9, 2019 and ending April 9, 2023. As of March 31, 2020, the Company had a minimum commitment with Esteve for $6.0 million through the first quarter of 2021. Subsequent to March 31, 2020, the minimum commitment with Esteve increased to $13.6 million through the second quarter of 2021.

On March 11, 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement. The Patheon Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use. Additionally, on April 2, 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of Wuxi AppTec, or WuXi STA, or the WuXi STA Agreement. The WuXi STA Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat API for commercial use. There are no minimum commitments under either supply agreement as of March 31, 2020.

Other Third Party Contracts

Under the Company’s agreement with IQVIA to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of March 31, 2020 were approximately $41.1 million, of which Otsuka reimburses a significant portion back to the Company. The estimated period of substantive performance for the committed work with IQVIA is through the end of 2020. The Company also contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $67.4 million at March 31, 2020. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

Litigation and Related Matters

From time to time, the Company may become subject to legal proceedings and claims which arise in the ordinary course of its business. Consistent with ASC 450, Contingencies, the Company’s policy is to record a liability if a loss in a significant legal dispute is considered probable and an amount can be reasonably estimated. The Company provides disclosure when a loss in excess of any reserve is reasonably possible, and if estimable, the Company discloses the potential loss or range of possible loss. Significant judgment is required to assess the likelihood of various potential outcomes and the quantification of loss in those scenarios. The Company’s estimates change as litigation progresses and new information comes to light. Changes in Company estimates could have a material impact on the Company’s results and financial position. As of March 31, 2020, the Company does not have any significant legal disputes that require a loss liability to be recorded. The Company continually monitors the need for a loss liability for litigation and related matters.

15. Net Loss per Share

The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	As of March 31,
	2020	2019
Warrant	509,611	509,611
Outstanding stock options	9,371,675	10,261,827
Unvested restricted stock units	6,735,970	2,058,687
Total	16,617,256	12,830,125

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission on March 12, 2020, or the 2019 Annual Report on Form 10-K, including the audited consolidated financial statements and notes thereto contained in our 2019 Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Business Overview

We are a biopharmaceutical company with the purpose of bettering the lives of people living with kidney disease. Our portfolio includes a late-stage product candidate and a commercial product:

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

Vadadustat

Top-line Results from Global Phase 3 INNO2VATE Program

In the second quarter of 2020, we announced positive top-line results from INNO2VATE, the first of our two global Phase 3 cardiovascular outcomes programs. The two INNO2VATE studies (Correction/Conversion and Conversion), which collectively enrolled 3,923 patients, evaluated the efficacy and safety of vadadustat versus darbepoetin alfa for the treatment of anemia due to CKD in adult patients on dialysis.

Vadadustat achieved the primary and key secondary efficacy endpoint in each of the two INNO2VATE studies, demonstrating non-inferiority to darbepoetin alfa as measured by a mean change in hemoglobin, or Hb, between baseline and the primary evaluation period (weeks 24 to 36) and secondary evaluation period (weeks 40 to 52). Vadadustat also achieved the primary safety endpoint of the INNO2VATE program, defined as non-inferiority of vadadustat versus darbepoetin alfa in time to first occurrence of major adverse cardiovascular events, or MACE, which is the composite of all-cause mortality, non-fatal myocardial infarction, or non-fatal stroke across both INNO2VATE studies. Each analysis was measured against non-inferiority, or NI, margins agreed upon with the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA.

Both INNO2VATE studies are global, multicenter, open label (sponsor blinded), active-controlled (darbepoetin alfa - an injectable erythropoiesis stimulating agent, or ESA), non-inferiority studies.

Primary and Key Secondary Efficacy Endpoint Results

Vadadustat achieved each of the INNO2VATE studies’ primary efficacy endpoints of mean change in Hb between baseline and the primary evaluation period (mean Hb from weeks 24 to 36) compared to darbepoetin alfa, in adult patients on dialysis, demonstrating non-inferiority to darbepoetin alfa based on using a non-inferiority margin of -0.75 g/dL prospectively agreed to with FDA and EMA.

In INNO2VATE’s Correction/Conversion study of incident dialysis patients (n=369):

•

Primary Efficacy Endpoint Result: Vadadustat was non-inferior to darbepoetin alfa. The least square mean difference in Hb was -0.31 g/dL (95% CI: -0.53, -0.10), achieving the pre-specified non-inferiority criterion of -0.75 g/dL. The mean (SD) Hb level at week 24 to week 36 was 10.36 (1.13) g/dL for vadadustat-treated patients compared to 10.61 (0.94) g/dL for darbepoetin alfa-treated patients.

•

Key Secondary Efficacy Endpoint Result: Vadadustat sustained the target Hb efficacy response at weeks 40 to 52 achieving non-inferiority compared to darbepoetin alfa. The least square mean difference in Hb was -0.07 g/dL (95% CI: -0.34, 0.19). The mean (SD) Hb level at week 40 to week 52 was 10.51 (1.19) g/dL for vadadustat treated-patients compared to 10.55 (1.14) g/dL for darbepoetin alfa-treated patients.

In INNO2VATE’s Conversion study of dialysis patients (n=3,554):

•

Primary Efficacy Endpoint Result: Vadadustat was non-inferior to darbepoetin alfa. The least square mean difference in Hb was -0.17 g/dL (95% CI: -0.23, -0.10), achieving the pre-specified non-inferiority criterion of -0.75 g/dL. The mean (SD) Hb level at week 24 to week 36 was 10.36 (1.01) g/dL for vadadustat-treated patients compared to 10.53 (0.96) g/dL for darbepoetin alfa-treated patients.

•

Key Secondary Efficacy Endpoint Result: Vadadustat sustained efficacy in the Conversion study demonstrating non-inferiority to darbepoetin with a least square mean difference in Hb of -0.18 g/dL (95% CI: -0.25, -0.12). The mean (SD) Hb level at week 40 to week 52 was 10.40 (1.04) g/dL in the vadadustat-treated patients compared to 10.58 (0.98) g/dL for darbepoetin treated patients.

Primary Safety Major Adverse Cardiovascular Events (MACE) Endpoint Result

Vadadustat achieved the INNO2VATE program’s primary safety endpoint of non-inferiority for MACE. In the primary analysis of time to first MACE event, vadadustat demonstrated non-inferiority to darbepoetin alfa using a non-inferiority margin of 1.25 prospectively agreed to by FDA and a non-inferiority margin of 1.3 prospectively agreed to by EMA.

The INNO2VATE program (Correction/Conversion and Conversion studies) of dialysis patients (n=3,902):

•

Vadadustat was non-inferior to darbepoetin alfa. The upper bound of the 95% confidence interval (CI) of the Hazard Ratio (HR) was below the pre-specified non-inferiority margin of 1.25 for primary MACE analysis (HR 0.96, 95% CI: 0.83, 1.11.). MACE is defined as the composite endpoint of all-cause mortality, non-fatal myocardial infarction, or non-fatal stroke.

The incidence of treatment emergent adverse events during the Correction/Conversion study in vadadustat treated patients was 83.8% and 85.5 % in darbepoetin alfa treated patients. During the study, the most common treatment emergent adverse events reported in vadadustat/darbepoetin alfa treated patients were hypertension (16.2%/ 12.9%) and diarrhea (10.1%/ 9.7%). Serious treatment emergent adverse events were lower in vadadustat treated patients at 49.7% compared to 56.5% for darbepoetin alfa treated patients. The incidence of treatment emergent adverse events during the Conversion study in the vadadustat treated patients was 88.3%, and 89.3% in darbepoetin alfa treated patients. During the study, the most common treatment emergent adverse events reported in vadadustat/darbepoetin alfa treated patients were diarrhea (13.0%/ 10.1%), pneumonia (11.0%/ 9.7%), hypertension (10.6%/ 13.8%), and hyperkalemia (9.0%/ 10.8%). Serious treatment emergent adverse events were slightly lower for vadadustat treated patients at 55.0% and 58.3% for darbepoetin alfa-treated patients.

Regulatory and Commercialization Strategy

We plan to file for regulatory approval in the United States and other regions upon successful completion of the global Phase 3 studies for vadadustat, which includes the PRO2TECT studies of vadadustat for the treatment of anemia due to CKD in NDD-CKD patients that we expect to read out in mid-2020. In connection with our plan to file for regulatory approval for vadadustat in the United States, we entered into a letter agreement on February 14, 2020, or the Letter Agreement, with Vifor (International) Ltd., or Vifor Pharma, relating to Vifor Pharma’s agreement with a third party to purchase a Priority Review Voucher, or the PRV, issued by the FDA subject to satisfaction of customary closing conditions, or the PRV Purchase. A PRV entitles the holder to priority review of a New Drug Application, or NDA, or a Biologics License Application, or BLA, for a new drug, which reduces the target FDA review time to six months after official acceptance of the submission, and could lead to expedited approval. Pursuant to the Letter Agreement, we paid Vifor Pharma $10.0 million in connection with the closing of the PRV Purchase. Vifor Pharma is obligated to retain all rights to, and maintain the validity of, the PRV until we and Vifor Pharma (a) enter into a definitive agreement setting forth the financial and other terms by which Vifor Pharma will assign the PRV to us for use with our planned NDA for vadadustat for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD patients, or (b) make a mutual decision to sell the PRV and share the proceeds based on certain terms.

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

Auryxia

We market Auryxia in the United States with our well-established, nephrology-focused commercial organization. Our Japanese sublicensee, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona in Japan.

Auryxia is our only product approved for sale in the United States and it generated approximately $29.2 million and $23.1 million in revenue from U.S. product sales during the three months ended March 31, 2020 and 2019, respectively. We have funded our operations primarily through equity offerings, strategic collaborations, product revenues and debt.

Operating Overview

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $60.7 million and $72.4 million for the three months ended March 31, 2020 and 2019, respectively. Substantially all of our net losses resulted from costs incurred in connection with our development efforts relating to vadadustat, including preparing for and conducting clinical studies of vadadustat, providing general and administrative support for these operations and protecting our intellectual property.

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

From inception through March 31, 2020, we raised approximately $551.3 million of net proceeds from the sale of equity including $377.4 million from various underwritten public offerings, $123.9 million from at-the-market offerings, or ATM offerings, pursuant to sales agreements with Cantor Fitzgerald & Co and $50.0 million from the sale of 3,571,429 shares of common stock to Vifor Pharma. In addition, on November 11, 2019, we entered into a loan agreement, or the Loan Agreement, with funds managed by Pharmakon Advisors LP, or Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. On November 25, 2019, we drew down the first tranche of $80.0 million from the Term Loans and received net proceeds of $77.3 million. During the quarter ended March 31, 2020, we raised $56.7 million from ATM offerings. At inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to an aggregate of approximately $573.0 million or more in cost-share funding, which we generally continue to receive on a quarterly prepaid basis, and license payments. Of these commitments, we received approximately $272.0 million at the onset of the collaboration agreements.

Impacts of COVID-19 Pandemic

The current severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), or COVID-19, pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, customers, collaboration partners, vendors, communities and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets where the healthcare providers with whom we interact, our partners, our CROs, our contract manufacturing organizations, or CMOs, and our other vendors operate.

To date, we have not experienced any significant adverse impact from COVID-19 on our financial and operational performance and our fundamentals have remained strong. We believe our innovative therapies are critical to dialysis and non-dialysis CKD patients, who are among the most at risk during this pandemic. Continuing to provide and support our therapies is a priority. However, we are continuing to monitor and assess the potential impact of the COVID-19 pandemic on our business and operations, including our sales, supply chain, manufacturing, and clinical trials. We are also mindful of the potential macro-level risks from the impact on the healthcare system to us, our patients, our customers, healthcare providers, our collaboration partners, and our vendors, as well as the potential impact on payer mix.

We have asked all of our office-based employees to work from home since March 13, 2020. In addition, consistent with Centers for Disease Control and Prevention guidance and in accordance with new COVID-19 safety restrictions imposed by many of our customers, we have suspended in-person interactions by our customer-facing personnel with all patients and  healthcare providers, including dialysis centers and hospitals. Where possible, we are engaging with healthcare providers and our customers virtually as we seek to continue to support patient care. Given this uncertain environment and the lack of clear visibility, we are actively monitoring the demand for our marketed therapy, including the potential for material declines or changes in prescription trends and in customer orders. While it is possible that we may benefit in the near term if the prior authorization requirement for Auryxia is waived or relaxed consistent with CMS’s guidance for the COVID-19 pandemic, or from any precautionary measures that could be taken by our customers due to the COVID-19 pandemic, such as increasing their levels of stock of Auryxia in anticipation of any supply interruptions from the pandemic, over the longer term, any such advance sales may negatively impact future revenue.

At this time, our third party contract manufacturing partners continue to operate at or near normal levels. While we currently do not anticipate any interruptions in our manufacturing process, we believe that we have inventory to help mitigate the impact should they occur. However, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our contract manufacturing partners' ability to manufacture our marketed product or to have our marketed product reach our markets, which would also impact our inventory reserves.

In terms of our clinical trials, our PRO2TECT studies for vadadustat have advanced significantly and we continue to expect top-line data in mid-2020, as previously disclosed.  Our FO2RWARD-2 trial for vadadustat is fully enrolled, and we continue to expect top-line data by year end.  COVID-19 precautions are, however, causing a delay in enrolling new clinical trials. We are using remote monitoring and performing remote patient visits, where possible.

Our team has continued to support local and national response efforts to the COVID-19 pandemic by donating supplies and meals to frontline healthcare workers in the Boston area, volunteering to provide medical care at clinics treating COVID-19 patients, and donating to the American Kidney Fund COVID-19 emergency fund to support the needs of kidney patients.

This uncertain COVID-19 environment has presented new risks to our business. While we are working aggressively to mitigate impacts on our business, we are mindful that many of these risks and the impact to the larger healthcare market are outside our control.

For additional information on the various risks posed by the COVID-19 pandemic, please refer to Part II, Item 1A. Risk Factors.

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

The duration, costs and timing of clinical studies and development of our product candidates will depend on a variety of factors including, but not limited to, those described in Part II, Item 1A. Risk Factors. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, the EMA, or other regulatory authorities were to require us to conduct clinical studies in addition to or different from those that we currently anticipate, or if we experience delays in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development.

From inception through March 31, 2020, we have incurred $1,158.0 million in research and development expenses. We expect to have significant research and development expenditures for the foreseeable future as we continue the development of vadadustat and any other product candidates.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
	(in thousands)	(in thousands)
Vadadustat external costs	$58,347	$66,044
External costs for other programs	3,233	5,492
Total external research and development expenses	61,580	71,536

Headcount, consulting, facilities and other	19,651	10,815
Total research and development expenses	$81,231	$82,351

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended		Increase
	March 31, 2020	March 31, 2019	(Decrease)
	(In Thousands)
Revenues:
Product revenue, net	$29,209	$23,111	$6,098
License, collaboration and other revenue	59,269	49,555	9,714
Total revenues	88,478	72,666	15,812
Cost of goods sold:
Product	18,613	22,157	(3,544)
Amortization of intangibles	9,100	9,100	—
Total cost of goods sold	27,713	31,257	(3,544)
Operating expenses:
Research and development	81,231	82,351	(1,120)
Selling, general and administrative	37,983	34,291	3,692
License expense	676	736	(60)
Total operating expenses	119,890	117,378	2,512
Operating loss	(59,125)	(75,969)	(16,844)
Other income (expense), net	(1,622)	791	(2,413)
Net loss before income taxes	(60,747)	(75,178)	(14,431)
Benefit from income taxes	—	(2,757)	(2,757)
Net loss	$(60,747)	$(72,421)	$(11,674)

Product Revenue, Net. Net product revenue is derived from sales of our only commercial product, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $29.2 million for the three months ended March 31, 2020, compared to net product revenue of $23.1 million for the three months ended March 31,2019. The increase was primarily due to an increase in units sold. We did not experience any significant impact from COVID-19 on net product revenue for the quarter ended March 31, 2020; however, we have no clear visibility on how product demand and payer mix may be impacted in the upcoming weeks and months and therefore, it is not possible to predict whether our future net product revenue will be impacted as a result of COVID-19 going forward.

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

License, Collaboration and Other Revenue. License, collaboration and other revenue was $59.3 million for the three months ended March 31, 2020 compared to $49.6 million for the three months ended March 31, 2019. We recognized $57.9 million in collaboration revenue for the three months ended March 31, 2020 from our cost sharing arrangement under the Otsuka collaboration agreement for the U.S., or the Otsuka U.S. Agreement, and the Otsuka collaboration agreement for certain territories outside the U.S., or the Otsuka International Agreement. We recognized $48.2 million in collaboration revenue for the three months ended March 31, 2019 from our cost sharing arrangement under the Otsuka U.S. Agreement and the Otsuka International Agreement. The increase in revenue between the two periods was attributable to an additional $9.8 million of revenue recognized under both the Otsuka U.S. Agreement and Otsuka International Agreement. We expect our collaboration revenue to decrease in the near term because our top-line data from our INNO2VATE studies have been reported, and our PRO2TECT studies are nearing completion.

Cost of Goods Sold - Product. Cost of goods sold of $18.6 million for the three months ended March 31, 2020 consists primarily of costs associated with the manufacturing of Auryxia and a $11.2 million charge related to the fair-value inventory step-up from the application of purchase accounting. Cost of goods sold of $22.2 million for the three months ended March 31, 2019 consisted primarily of costs associated with the manufacturing of Auryxia and a $14.6 million charge related to the fair-value inventory step-up from the application of purchase accounting. This decrease as compared to the three months ended March 31, 2019 was due to a decrease in the fair-value inventory step-up charge.

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia. This intangible asset is being amortized over its estimated useful life of approximately nine years using a straight-line method. Amortization of intangibles for each of the three months ended March 31, 2020 and 2019 was $9.1 million.

Research and Development Expenses. Research and development expenses were $81.2 million for the three months ended March 31, 2020, compared to $82.4 million for the three months ended March 31, 2019, a decrease of $1.2 million. The decrease was primarily due to the following:

(in millions)
Vadadustat development expenses	$(7.7)
Headcount, consulting and facilities	8.4
Other research and development	(1.9)
Total net increase	$(1.2)

The decrease in the costs related to the development of vadadustat is primarily attributable to a decrease in external costs related to the continued advancement of the PRO2TECT Phase 3 program, for which we completed enrollment in the third quarter of 2019, and the INNO2VATE Phase 3 program, for which we reported top-line data in the second quarter of 2020. The aggregate decrease in costs was partially offset by an increase in external costs related to other vadadustat clinical and preclinical activities as well as regulatory activities. The decreases in vadadustat research and development expenses, as well as other research and development expenses, were offset by an increase in headcount and consulting costs to support our research and development programs. Although we expect our research and development expenses in 2020 to decrease because top-line data from our INNO2VATE studies were reported in the second quarter of 2020, and as PRO2TECT nears top-line data readout, we will continue to incur significant research and development expenses in future periods in support of our global Phase 3 program and other studies for vadadustat and development of our other product candidates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $38.0 million for the three months ended March 31, 2020, compared to $34.3 million for the three months ended March 31, 2019. The increase of $3.7 million was primarily due to increases in headcount and consulting costs. In 2020, we expect our selling, general and administrative expenses for our ongoing commercialization of Auryxia and for support of our ongoing research and development and potential commercialization of vadadustat and other product candidates to be relatively consistent with 2019.

License Expenses. License expense related to royalties due to Auryxia relating to sales of Riona in Japan were $0.7 million for each of the three months ended March 31, 2020 and 2019, respectively.

Other Expense, Net. Other expense, net, was $1.6 million for the three months ended March 31, 2020 compared to other income, net of $0.8 million for the three months ended March 31, 2019. The change to other expense, net was primarily due to interest expense associated with our Term Loans in the three months ended March 31, 2020. We did not have similar expenses during the three months ended March 31, 2019. Other income, net for the three months ended March 31, 2019 was primarily due to interest income on our investments.

Benefit from Income Taxes. There was no benefit from income taxes for the three months ended March 31, 2020. Benefit from income taxes was $2.8 million for the three months ended March 31, 2019 due to a decrease in our net deferred tax liabilities, or DTLs. During the three months ended March 31, 2019, there was an increase in deferred tax assets associated with the state net operating loss generated during the period. This increase in deferred tax assets reduced our net DTLs which created a benefit from income taxes for the three months ended March 31, 2019.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of March 31, 2020, we had an accumulated deficit of $854.8 million. We anticipate that we will continue to incur losses for the foreseeable future. We expect to continue to incur additional research and development and selling, general and administrative expenses and, as a result, we will need additional capital to fund our operations, which we expect to raise through public or private equity or debt transactions, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. Given the impact from COVID-19 on the U.S. economy and financial markets, there can be no assurance that additional funding will be available on terms acceptable to us, or at all.

We have funded our operations principally through sales of our common stock, payments received from our collaboration partners, debt, and following the Merger, product sales. As of March 31, 2020, we had cash and cash equivalents and available for sale securities of approximately $115.4 million and accounts receivable of $104.9 million. The reduction in cash, cash equivalents and available for sale securities by $32.3 million from December 31, 2019 is primarily due to timing of cash receipts from our collaboration partner, Otsuka, for which $49.5 million was received in April 2020 rather than March 2020. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities stated at fair value, are also available as a source of liquidity.

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(89,589)	$(137,929)
Investing activities	245	110,473
Financing activities	57,348	(14,447)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(31,996)	$(41,903)

Operating Activities. Net cash used in operating activities of $89.6 million for the three months ended March 31, 2020 was largely driven by timing of payments on our Phase 3 development program for vadadustat and payments for inventory. These payments were partially offset by adjustments for non-cash items, including the fair value write-up of inventory sold of $11.2 million, amortization of intangibles of $9.1 million, and stock-based compensation expense of $4.9 million.

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

Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2020 was $0.2 million and was comprised entirely of proceeds from the maturities of available for sale securities.

Net cash provided by investing activities for the three months ended March 31, 2019 was $110.5 million and was comprised primarily of proceeds from the maturities of available for sale securities of $78.7 million and proceeds from the sales of available for sale securities of $33.7 million, partially offset by purchases of equipment of $1.9 million.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2020 was $57.3 million and consisted primarily of proceeds from the public issuance of common stock of $56.5 million, proceeds from the exercise of stock options and proceeds from the sale of stock under our employee stock purchase plan.

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

As of March 31, 2020, we had cash, cash equivalents and available for sale securities of $115.4 million and accounts receivable of $104.9 million. At the inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to an aggregate of approximately $573.0 million or more in cost-share funding, of which we received approximately $272.0 million at the onset of the collaborations, and the remainder of which we generally continue to receive on a quarterly prepaid basis, and through license payments. We expect our cash resources and the receipt of a $15.0 million regulatory milestone from MTPC, assuming approval of vadadustat in Japan, to fund our current operating plan well into 2021.

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

Additionally, as a result of the Merger, we have a lease for 27,300 square feet of office space in Boston, Massachusetts, or the Boston Lease, which expires on February 28, 2023. The total monthly lease payments under the base rent are approximately $136,000 and are subject to annual rent escalations.

In September 2019, Keryx entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc., or Foundation. The sublease is subject and subordinate to the Boston Lease between Keryx and the landlord. The term of the sublease commenced on

October 16, 2019, upon receipt of the required consent from the landlord for the sublease agreement, and expires on February 28, 2023. Foundation is obligated to pay Keryx rent that approximates the rent due from us to Keryx’s landlord with respect to the Boston Lease. Keryx continues to be obligated for all payment terms pursuant to the Boston Lease, and we will guaranty Keryx’s obligations under the sublease.

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

The Loan Agreement contains customary representations, warranties, events of default and covenants of ours and our subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia starting in the fourth quarter of 2020. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of March 31, 2020, we determined that no events of default had occurred.

We assessed the terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion feature. As part of this analysis, we assessed the economic characteristics and risks of the Loan Agreement, including put and call features. The terms and features assessed include a potential extension to the interest-only period dependent on both no event of default having occurred and continuing and on our achieving certain regulatory and revenue conditions. We also assessed the acceleration of the obligations under the Loan Agreement under an event of default. In addition, under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. In accordance with ASC 815, we concluded that these features are not clearly and closely related to the host instrument, and represent a single compound derivative that is required to be re-measured at fair value on a quarterly basis.

Manufacturing Agreements

As a result of the Merger, our contractual obligations include Keryx’s commercial supply agreements with BioVectra Inc., or BioVectra, and Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.

Pursuant to the Manufacture and Supply Agreement with BioVectra and the Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the BioVectra Agreement, we have agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. In addition, the BioVectra Agreement contained contingent milestone payments for capital developments in connection with construction of an expansion of the site of the BioVectra production facility for the manufacture of drug substance for Auryxia. These milestone payments were achieved by BioVectra and paid and fully recorded prior to the Merger. The term of the BioVectra Agreement expires in late 2026, after which, it automatically renews for specified terms until terminated. We have the right to terminate the BioVectra Agreement prior to the contract term, which could result in an early termination fee. As of March 31, 2020, we are required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $135.3 million through the year ended December 31, 2026.

As part of purchase accounting, we identified an executory contract in the supply agreement between Keryx and BioVectra, which includes future firm purchase commitments. This executory contract was deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. As a result, we recorded a liability of $29.5 million in purchase accounting as of the acquisition date for the preliminary fair value of the off-market element. Through March 31, 2020, we recorded $0.9 million in accretion expense related to the present value discount associated with this liability.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, or the Siegfried Agreement, we have agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. The term of the Siegfried Agreement expires on December 31, 2021, after which, it automatically renews for one-year terms until terminated. The Siegfried Agreement provides us with certain termination rights prior to December 31, 2021. As of March 31, 2020, we are required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $53.3 million through the year ended December 31, 2021.

On April 9, 2019, we entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement includes the terms and conditions under which Esteve will manufacture vadadustat drug substance, or API, for commercial use.

Pursuant to the Esteve Agreement, we will provide rolling forecasts to Esteve on a quarterly basis, or the Forecast. The Forecast will reflect our needs for API produced by Esteve over a certain number of months, represented as a quantity of API per calendar quarter. The parties have agreed to a volume-based pricing structure under the Esteve Agreement. The Esteve Agreement has an initial term of four years, beginning April 9, 2019 and ending April 9, 2023. As of March 31, 2020, we had a minimum commitment with Esteve for $6.0 million through the first quarter of 2021. Subsequent to March 31, 2020, our minimum commitment with Esteve increased to $13.6 million through the second quarter of 2021.

On March 11, 2020, we entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement. The Patheon Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use. Additionally, on April 2, 2020, we entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of Wuxi AppTec, or WuXi STA, or the WuXi STA Agreement. The WuXi STA Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat API for commercial use. There were no minimum commitments under either supply agreement as of March 31, 2020.

Other Third Party Contracts

Under our agreement with IQVIA to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of March 31, 2020 were approximately $41.1 million, of which Otsuka reimburses a significant portion back to us. The estimated period of performance for the committed work with IQVIA is through the end of 2020. We also contract with various other organizations to conduct research and development activities with remaining contract costs to us of approximately $67.4 million as of March 31, 2020. The scope of the services under these research and development contracts can be modified and the contracts cancelled by us upon written notice, and therefore not included in the table of contractual obligations and commitments. In some instances, the contracts may be cancelled by the third party upon written notice.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

During the three months ended March 31, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

For additional discussion of recent accounting pronouncements, please refer to New Accounting Pronouncements – Recently Adopted and New Accounting Pronouncements – Not Yet Adopted included within Note 2 to our condensed consolidated financial statements in Part I, Item 1. Financial Statements (unaudited).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents and available for sale securities of $115.4 million and $147.7 million, respectively, consisting primarily of money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of March 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our management concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective because our internal controls over financial reporting were not adequate due to the material weakness described below.

During the fourth quarter of fiscal 2019, we identified a material weakness in our internal control over financial reporting related to our inventory process. Specifically, we did not design and maintain effective controls over the completeness, accuracy, presentation and disclosure of inventory related to (i) the review of inventory unit and valuation reconciliations, (ii) the annual validation of the inventory costing and (iii) the periodic assessment of inventory expiry and related reserves.

During fiscal 2020, we are enhancing our system of internal controls over financial reporting to remediate the material weakness described above with the following remediation efforts: (i) providing training to individuals with internal control responsibilities including review documentation requirements, (ii) evaluating alignment of resources and enhanced management review and monitoring inventory controls, (iii) reviewing current inventory process and procedures to identify opportunities to enhance their design and operation and (iv) designing controls that address the completeness and accuracy of any key reports utilized in the execution of internal controls. We will also be performing control testing throughout the year to validate the operating effectiveness of internal controls over financial reporting to gain assurance that such controls are present and functioning as designed.

As the revised and enhanced controls need to be in operation for a sufficient period of time and be tested to ensure that the controls are operating as designed, management has concluded that the material weakness cannot be considered remediated as of March 31, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, we implemented certain internal controls in connection with our remediation efforts described above. There have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2018, Dr. Reddy’s Laboratories Limited filed an opposition to our issued Indian Patent No. 287720 in the Indian Patent Office.

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

With regard to the opposition that we filed in Europe against the ’333 EP Patent, an oral proceeding took place on December 8 and 9, 2016. Following the oral proceeding, the Opposition Division of the EPO ruled that the patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. On December 9, 2016, FibroGen filed a notice to appeal the decision to revoke the ’333 EP Patent. An oral proceeding for the appeal is scheduled for July 2020.

In oral proceedings held on May 29, 2017, regarding the ’155 EP Patent, the European Opposition Division ruled that the ’155 EP Patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. FibroGen filed a notice to appeal the decision to revoke the ’155 EP Patent on May 29, 2017. An oral proceeding for the appeal is scheduled for July 2020.

Subsequently, in related oral proceedings held on May 31, 2017 and June 1, 2017 for the ’153 EP Patent, the Opposition Division of the EPO maintained the patent after FibroGen significantly narrowed the claims to an indication for which vadadustat is not intended to be developed. We and Glaxo separately filed notices to appeal the decision to maintain the ’153 EP Patent on November 9, 2017. Bayer filed a notice to appeal the decision on November 14, 2017. An oral proceeding for the appeal is scheduled for July 2020.

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

On June 22, 2018, we and our collaboration partner in Japan, Mitsubishi Tanabe Pharma Corporation, or MTPC, jointly filed a Request for Trial before the JPO to challenge the validity of one of FibroGen’s HIF-related patents in Japan, JP4845728. On July 20, 2018 and August 13, 2018, we and MTPC jointly filed a Request for Trial before the JPO to challenge the validity of two additional FibroGen HIF-related patents in Japan, JP5474872 and JP5474741, respectively. On September 26, 2019, the JPO conducted an invalidation trial for JP5474872 and JP4845728. On November 11, 2019, the JPO conducted an invalidation trial for JP5474741. On February 10, 2020, the JPO issued a pre-notice of a trial decision for JP4845728, which invalidated all claims except two claims in amended form. On March 11, 2020, the JPO issued a pre-notice of a trial decision for JP5474872, which invalidated all claims except one claim in amended form. On April 2, 2020, the JPO issued a pre-notice of a trial decision for JP5474741, which invalidated all claims except two claims in amended form. We do not believe these decisions will prevent our collaboration partner MTPC from launching vadadustat for the treatment of anemia due to CKD in Japan.

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

A trial was conducted on March 2-19, 2020. On April 20, 2020, the Patents Court of the UK issued a judgment in favor of Akebia, which invalidated all the claims at issue in each of the ’823 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), the ’155 EP Patent (UK) and the ’301 EP Patent (UK). The ’531 EP Patent (UK) was amended to a single claim to recite one specific compound; this claim was held to be valid but not infringed by vadadustat.

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

On April 27, 2020, the Delaware District Court conducted a Markman hearing concerning certain claim construction issues with respect to four Orange Book-listed patents, and issued an order in favor of Keryx.

On August 2, 2019, Keryx and Panion entered into a settlement and license agreement with Par resolving patent litigation brought by Keryx and Panion in response to Par’s ANDA seeking approval to market a generic version of Auryxia tablets prior to the expiration of the applicable patents. Pursuant to the terms of the settlement, Keryx and Panion will grant Par a license to market a generic version of Auryxia in the United States beginning on March 20, 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature. Additionally, in accordance with the agreement, the parties will terminate all ongoing litigation between Keryx and Panion and Par regarding Auryxia patents pending in the Delaware District Court and the Southern New York District Court. The settlement and license agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice. On August 5, 2019, the parties filed a request to stay the litigation pending a review of the settlement and license agreement by these regulatory authorities. On September 6, 2019 and September 9, 2019, the Southern New York District Court and the Delaware District Court, respectively, entered a stipulation and order of dismissal filed by the parties to terminate the actions against Par.

On April 30, 2020, Keryx and Panion entered into a settlement and license agreement with Teva and Watson resolving patent litigation brought by Keryx and Panion in response to Teva and Watson’s ANDAs seeking approval to market a generic version of Auryxia tablets prior to the expiration of the applicable patents. Pursuant to the terms of the settlement, Keryx and Panion will grant Teva and Watson a license to market a generic version of Auryxia in the United States beginning on March 20, 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature. Additionally, in accordance with the agreement, the parties will terminate all ongoing litigation between Keryx and Panion and Watson and Teva regarding Auryxia patents pending in the Delaware District Court. The settlement and license agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice. On May 4, 2020, the Delaware District Court entered a stipulation and order of dismissal filed by the parties to terminate the action against Teva and Watson.

CMS Litigation

On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts, or the Massachusetts District Court, against Centers for Medicare & Medicaid Services, or CMS, the U.S. Department of Health and Human Services, Alex

M. Azar II in his official capacity as Secretary of Health and Human Services, and Seema Verma in her official capacity as administrator for CMS challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or the IDA Indication, and CMS’s related decision that imposed a prior authorization requirement for Auryxia in the treatment of adult patients with CKD on dialysis, or the Hyperphosphatemia Indication. On October 29, 2019, we filed a motion for a preliminary injunction asking the court to provide relief while the lawsuit is pending, specifically, to restore coverage for Auryxia when used for the IDA Indication, and to remove the prior authorization requirement for Auryxia when used for the Hyperphosphatemia Indication. In the alternative, we filed a motion for summary judgment with the court asking it to decide the case on the merits. On February 4, 2020, the court denied our request for a preliminary injunction. We filed an expedited appeal with the Court of Appeals for the First Circuit challenging the district court’s denial of our motion for a preliminary injunction. The appeal is currently pending.

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

On September 23, 2019, the Massachusetts District Court issued a Memorandum and Order denying plaintiff’s motion for class certification, granting defendants’ motion for judgment on the pleadings, and denying plaintiff’s motion for leave to further amend his Complaint.  That same day, the Massachusetts District Court entered a final judgment in favor of defendants on all claims.  On September 24, 2019, plaintiff filed a notice of appeal, which is currently pending.

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

Other Matters

On June 28, 2018, we entered into an Agreement and Plan of Merger with Keryx and Alpha Therapeutics Merger Sub, Inc., or the Merger Sub, pursuant to which the Merger Sub would merge with and into Keryx, with Keryx becoming a wholly owned subsidiary of ours, or the Merger. On December 12, 2018, we completed the Merger. In October and November 2018, four purported shareholders of Keryx filed four separate putative class actions, or the Merger Securities Actions, against Keryx, a former officer and director of Keryx (Jodie P. Morrison), former directors of Keryx (Kevin J. Cameron, Mark J. Enyedy, Steven C. Gilman, Michael T. Heffernan, Daniel P. Regan and Michael Rogers, some of whom are current members of our Board of Directors), and, with respect to the Rosenblatt action discussed below, the Merger Sub and Akebia, challenging the disclosures made in connection with the Merger.

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

On April 2, 2019, the Delaware District Court granted Abraham Kiswani, a member of the putative class in both the Andreula and Corwin actions, and plaintiff John Andreula’s motion to consolidate the remaining two Merger Securities Actions pending in the Delaware District Court and consolidated the Corwin and Andreula cases under the caption In re Keryx Biopharmaceuticals, Inc., or the Consolidated Action. The Delaware District Court also appointed Kiswani and plaintiff Andreula as lead plaintiffs for the Consolidated Action. On June 3, 2019, the lead plaintiffs filed a consolidated amended complaint in the Consolidated Action, or the Consolidated Complaint. The Consolidated Complaint generally alleged that the registration statement filed in connection with the Merger contained allegedly false and misleading statements or failed to disclose certain allegedly material information in violation of Section 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 14a-9 promulgated thereunder. The alleged misstatements or omissions related to (i) certain financial projections for Keryx and Akebia and certain financial analyses performed by our advisors and (ii) any alleged negotiations that may have taken place regarding the conversion of certain convertible notes of Keryx in connection with the Merger. The Consolidated Complaint sought compensatory and/or rescissory damages, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 thereunder, and an award of lead plaintiffs’ costs, including reasonable allowance for attorneys’ fees and experts’ fees. The defendants in the Consolidated Action moved to dismiss the Consolidated Complaint in its entirety and with prejudice on August 2, 2019. On April 15, 2020, the Delaware District Court granted the defendants’ motion and dismissed the Consolidated Action in its entirety.

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

We deny any allegations of wrongdoing and intend to continue vigorously defending against the shareholder lawsuits described in this Legal Proceedings section. There is no assurance, however, that we will be successful in the defense of these lawsuits, or any associated appeals, or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible losses at this time. A resolution of these lawsuits in a manner adverse to us, however, could have a material effect on our financial position and results of operations in the period in which a particular lawsuit is resolved.

Item 1A. Risk Factors.

We face a variety of risks and uncertainties in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also become important factors that affect our business. If any of the following risks occurs, our business, financial statements and future growth prospects could be materially and adversely affected.

Risks Related to the COVID-19 Pandemic

Our business has been and may continue to be, directly or indirectly, adversely affected by the recent COVID-19 pandemic.

Since being reported in 2019, severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), or COVID-19, has spread to every state in the United States and to multiple countries, including those in which our patients reside and in which we, the healthcare providers with whom we interact, our partners, our contract research organizations, or CROs, our contract manufacturing organizations, or CMOs, and our other vendors operate. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has had adverse effects on financial markets, general commercial activity and the world economy.

In response to the pandemic, on March 13, 2020, the United States declared a national emergency, and federal, state, local and foreign governments have put in place, quarantines, executive orders, shelter-in-place orders and other restrictions in order to control the spread of the disease.  Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that have and may continue to negatively impact productivity and disrupt our operations and those of the healthcare providers with whom we interact, our partners, our CROs, our CMOs and our other vendors. We have asked all of our office-based employees to work remotely. We have also asked all of our customer-facing employees, including the members of our sales force, to suspend in-person interactions with patients and healthcare providers, including dialysis centers and hospitals, and instead, connect with customers virtually wherever possible. Furthermore, healthcare facilities have restricted access for non-patients, including the members of our sales force. While most of our office-based operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family members who may become sick), and employees may become sick themselves and be unable to work. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches.

Although we may benefit in the near term if the prior authorization requirement for Auryxia is waived or relaxed consistent with Centers for Medicare & Medicaid Services’, or CMS’s, guidance for the COVID-19 pandemic, or from any precautionary measures taken by our customers due to the COVID-19 pandemic, such as increasing their levels of stock of Auryxia in anticipation of any further interruptions from the pandemic, the inability of our customer-facing employees to have in-person interactions with patients and healthcare providers could negatively impact our access to healthcare providers and, ultimately, our sales.

Moreover, our future success and profitability substantially depends on the management skills of our executives and certain other key employees. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

In addition, the pandemic may result in disruptions to or closures of CMO facilities and other vendors in our supply chain on which we rely for the supply of our product and product candidates, which could lead to delays or disruptions in supply and an increase in inventory write-offs due to expiry. Although we continue to expect the top-line data readouts of our PRO2TECT studies in mid-2020 as previously disclosed, the pandemic has resulted in closures of clinical trial sites on which we rely for the completion of certain other clinical trials and may delay enrollment of certain planned and ongoing clinical trials. Further, the pandemic could also potentially affect the business of the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or the EMA, the Japanese Pharmaceuticals and Medical Devices Agency, or the PMDA, or other health authorities, which could result in delays in meetings, reviews and approvals relating to our product candidates. Any decision by the FDA, EMA, PMDA or other health authorities to delay meeting with us or our collaboration partners in light of COVID-19 could have a material adverse effect on clinical trials of our product candidates or on our efforts to obtain marketing approvals for our product candidates, which could increase our operating expenses and have a material adverse effect on our financial results, including the timing and amount of future regulatory milestones we could receive from our partners.

If we or any of the third parties with whom we engage, including our collaboration partners, were to experience shutdowns, delays or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business and our financial results.

The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, that could impact our ability to raise additional funds and has also impacted, and may continue to impact, the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. Even after the COVID-19 pandemic has been contained or mitigated, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. In particular, areas we are monitoring include possible changes in our commercial revenue payer mix, change in overall product sales, possible changes in reserves and allowances, and negative trends that could indicate goodwill and intangible assets to be impaired. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses and cannot guarantee when, if ever, we will become profitable or attain positive cash flows.

Investment in pharmaceutical product development and commercialization is highly speculative because it entails upfront capital expenditures and significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities and, following the merger, or the Merger, whereby Keryx Biopharmaceuticals, Inc., or Keryx, became a wholly owned subsidiary of ours, commercialization. We have financed our operations primarily through sales of equity securities, our strategic collaborations and, following the Merger, product revenues and debt. Prior to the Merger, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable and have incurred net losses each year since our inception, including net losses of $60.7 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $854.8 million. We cannot guarantee when, if ever, we will become profitable. Our ability to generate product revenue and achieve profitability depends significantly on our success in many areas, including the following:

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

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on our product revenue from Auryxia and, if approved, vadadustat, and our ability to obtain additional funding. We expect to continue to incur significant expenses if and as we:

•

conduct our development program of vadadustat for the treatment of anemia due to chronic kidney disease, or CKD, including PRO2TECT and other ongoing or planned studies with respect to vadadustat, and develop plans for and conduct the preclinical and clinical development of any other potential product candidates;

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

We also could be forced to expend significant resources in our legal proceedings, as described under Part II, Item 1. Legal Proceedings, or any other such legal proceedings brought by or against us in the future.

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

Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory authorities, or if we otherwise believe it is necessary, to change our manufacturing processes or assays, to amend or replace our study protocols, to repeat any of our clinical trials, to perform studies in addition to, different from or larger than those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates. Even if our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercialization. In addition, our ability to generate revenue would be negatively affected if the size of our addressable patient population is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. Even though we generate product revenue from Auryxia and may generate revenues from the sale of any products or product candidates that may be approved in the future, including those that may be in-licensed or acquired, we may never generate revenue that is significant enough to become and remain profitable, and we may need to obtain additional funding to continue operations.

We will require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

As of March 31, 2020, our cash and cash equivalents and available for sale securities were $115.4 million. We expect to continue to expend substantial amounts for the foreseeable future continuing the commercialization of Auryxia and developing and commercializing vadadustat, if approved, and any other products or product candidates, including those that may be in-licensed or acquired. These expenditures will include costs associated with research and development, potentially obtaining marketing approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise, including as a result of our decision to include certain elements in our development programs. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the development and commercialization of our product candidates. Our future capital requirements depend on many factors, including:

•

significant costs associated with our global Phase 3 development program for vadadustat for the treatment of anemia due to CKD. As of March 31, 2020, we expect the remaining external aggregate contract research organization, or CRO, costs of PRO2TECT and INNO2VATE, which have enrolled 7,436 patients, to be in the range of $45.0 million to $60.0 million; the estimated costs for PRO2TECT could increase significantly due to a number of factors, including detection of unexpected safety signals, modification of clinical trial protocols, performing other studies in support of the Phase 3 program, choosing to add third party vendors to support the program, and any other factor that could delay completion of PRO2TECT; we reported top-line data for the INNO2VATE studies in the second quarter of 2020, and we continue to incur costs to close out the program;

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

We expect our cash resources and the receipt of a $15.0 million regulatory milestone from MTPC, assuming approval of vadadustat in Japan, to fund our current operating plan well into 2021. We have based these estimates on assumptions that may prove to be wrong due to a variety of factors, including due to the effects of the COVID-19 pandemic, and we could use our available capital resources sooner than we currently expect. Furthermore, our development milestones may not be achieved, we may not receive the anticipated funding from our collaboration partners, and we may not secure other sources of financing. If and until we can generate a sufficient amount of product revenues, we expect to finance future cash needs through public or private equity or debt transactions, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

We entered into a loan agreement, or the Loan Agreement, with Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million, or the Term Loans, were made available to us in two tranches.  The first tranche of $80 million closed on November 25, 2019, and we have the option to draw down the second tranche of $20.0 million on or before December 31, 2020, subject to the satisfaction of customary conditions. See Note 11 to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements (unaudited) for additional information regarding our obligations under the Loan Agreement. Our Loan Agreement with Pharmakon contains affirmative and negative covenants applicable to us and our subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia starting in the fourth quarter of 2020. Failure to maintain compliance with these covenants could result in an event of default under the Loan Agreement.

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

There was a putative class action lawsuit filed by purported Keryx shareholders challenging the disclosures made in connection with the Merger, which was dismissed in April 2020.  In addition, a stockholder of Keryx filed a complaint against Keryx pursuant to Section 220 of the Delaware General Corporation Law, which sought inspection of various Keryx books and records, purportedly to investigate “possible wrongdoing,” in connection with Keryx’s negotiation and approval of the Merger, as well as the independence of former members of Keryx’s Board of Directors (some of whom are current members of our Board of Directors). See Part II, Item 1. Legal Proceedings for further information relating to the lawsuits. Additional lawsuits arising out of the Merger may be filed in the future. We could be forced to expend significant resources in the defense of these lawsuits, including but not limited to, costs associated with the indemnification of Keryx and Akebia directors and officers, and the lawsuits, regardless of outcome, could have a negative effect on our reputation, stock price and results of operations. In addition, monetary damages or other adverse judgment would have a material adverse effect on our business and financial position.

Our financial statements include goodwill and other intangible assets as a result of the Merger. These assets could become impaired in the future under certain conditions.

As of March 31, 2020, we had approximately $337.2 million of goodwill and definite lived intangible assets from the Merger. Our definite lived intangible assets are amortized over their estimated useful lives. In accordance with generally accepted accounting principles, or GAAP, we are required annually, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill and our definite lived intangible assets when indicators of impairment are present. Conditions that could indicate impairment and necessitate such a review include, but are not limited to, Auryxia’s commercial performance, our inability to execute on our strategic initiatives, and the deterioration of our market capitalization such that it is significantly below our net book value. To the extent we conclude that goodwill and/or definite lived intangible assets have become impaired, we may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on our future operating results and financial position.

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

The Hatch-Waxman Act allows applicants seeking to market a generic equivalent of a drug that relies, in whole or in part, on the FDA’s prior approval of a patented brand name drug, to provide notice to the holder of the New Drug Application, or NDA, for the brand name drug of its application, called a Paragraph IV certification notice, if the applicant is seeking to market its product prior to the expiration of the patents with claims directed to the brand name drug. After the introduction of a generic competitor, a significant percentage of the prescriptions written for a product may be filled with the generic version, resulting in a loss in sales of the branded product. We have received Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet), have filed certain complaints for patent infringement relating to such ANDAs, and have entered into settlement and license agreements with certain such ANDA filers. See Part II, Item 1. Legal Proceedings for further information relating to the ANDAs, lawsuits and settlements. Although the United States District Court for the District of Delaware conducted a Markman hearing concerning certain claim construction issues with respect to four Orange Book-listed patents, and issued an order in favor of Keryx, we may not ultimately be successful in the ANDA litigation. Generic competition for Auryxia or any of our future products could have a material adverse effect on our sales, results of operations and financial condition.

In addition, litigation to enforce or defend intellectual property rights is complex, costly and involves significant management time. If our Orange Book-listed patents are successfully challenged by a third party and a generic version of Auryxia is approved and launched, revenue from Auryxia could decline significantly which would have a material adverse effect on our sales, results of operations and financial condition.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for Auryxia, vadadustat, or any other products or product candidates, if approved, which could make it difficult for us to sell any approved products profitably.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, we had four distributors, Fresenius Medical Care Rx, McKesson Corporation, Cardinal Health, Inc. and Amerisource Bergen Drug Corporation, that, in the aggregate, accounted for a significant percentage of our gross accounts receivable as of December 31, 2019. If we are not able to maintain our contracts with these key distributors on favorable terms, on a timely basis or at all, or if there is any adverse change in one or more of these distributors’ business practices or financial condition, or such distributors’ end users’ prescribing practices or clinical protocols, it would adversely impact the market opportunity for Auryxia, our product revenues and operating results.

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

Auryxia is competing in the hyperphosphatemia market in the United States with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation (a wholly-owned subsidiary of Sanofi), PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of the phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) and Ardelyx, Inc.’s Ibsrela® (tenapanor), that may impact the market for Auryxia.

Auryxia is competing in the IDA market in the United States with over-the-counter oral iron, ferrous sulfate, other prescription oral iron formulations, including ferrous gluconate, ferrous fumerate, and polysaccharide iron complex, and intravenous iron formulations, including Feraheme® (ferumoxytol injection), Venofer® (iron sucrose injection), Ferrlicit® (sodium ferric gluconate complex in sucrose injection), Injectafer® (ferric carboxymaltose injection), and Triferic® (ferric pyrophosphate citrate).

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

If vadadustat is approved and launched commercially, competing drugs may include Epogen® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the United States and Europe, respectively, and Mircera® (methoxy PEG-epoetin beta), commercialized by Vifor Pharma in the United States and Roche Holding Ltd. outside the United States. We may also face competition from potential new anemia therapies. There are several other HIF-PHI product candidates in various stages of development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by such companies as FibroGen, Japan Tobacco International, GlaxoSmithKline plc and Bayer HealthCare AG. FibroGen, together with its collaboration partners, Astellas Pharma Inc. and AstraZeneca PLC, is currently in global Phase 3 clinical development of its product candidate, roxadustat. The product has launched for the treatment of anemia of CKD in patients on dialysis, or DD-CKD, in Japan and both DD-CKD and for the treatment of anemia of CKD in patients not on dialysis, or NDD-CKD, in China. In January 2020, FibroGen announced the submission of an sNDA for marketing approval for roxadustat for NDD-CKD in Japan. FibroGen announced that the FDA has completed its filing review of its NDA for roxadustat for both DD-CKD and NDD-CKD and set a Prescription Drug User Fee Act date of December 20, 2020. They have stated they expect Astellas to file a marketing authorization application in the European Union, or MAA, for both indications in the second quarter of 2020. GlaxoSmithKline plc is currently in global Phase 3 clinical development of its product candidate, daprodustat. Japan Tobacco International and Bayer HealthCare AG are currently in Phase 3 clinical development of their product candidates in Japan. GlaxoSmithKline plc and Japan Tobacco International have submitted NDAs for their product candidates for the treatment of renal anemia in Japan. In addition, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce injectable ESA utilization and thus limit the market potential for vadadustat if they are approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia that may impact the market for anemia-targeted treatment.

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

•

failure to initiate, delay of or failure to complete a clinical trial as a result of an Investigational New Drug application, or IND, being placed on clinical hold by the FDA, the EMA, the PMDA, or other regulatory authorities, or for other reasons;

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

Although we continue to expect the top-line data readouts of our PRO2TECT studies in mid-2020 as previously disclosed, the COVID-19 pandemic has resulted in closures of clinical trial sites on which we rely for the completion of certain other clinical trials and may delay enrollment of certain planned and ongoing clinical trials.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies may not be predictive of similar results in humans during clinical trials, successful results from early or small clinical trials may not be replicated in later and larger clinical trials, and successful interim results from ongoing clinical studies may not be indicative of results obtained when those studies are completed. For example, our encouraging preclinical and clinical results for vadadustat thus far do not ensure that the results of any future clinical trials will demonstrate similar results. Our global Phase 3 development program for vadadustat has enrolled a larger number of patients and will treat patients for longer periods than our prior trials, which will result in a greater likelihood that adverse events may be observed. Due to these and other differences between our global Phase 3 development program for vadadustat and our prior trials, our positive results from preclinical and clinical studies may not be replicated in our global Phase 3 development program for vadadustat. For example, our positive INNO2VATE Phase 3 data do not ensure that PRO2TECT will demonstrate similar results. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early stage development, and we may face similar setbacks. If the results of our ongoing or future clinical trials for vadadustat or any other product candidates are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are safety concerns or adverse events, we may be prevented from or delayed in obtaining marketing approval for vadadustat or any other product candidates.

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

The patient populations treated with Auryxia and the patients in our clinical studies for vadadustat, have CKD, a serious disease that increases the risk of cardiovascular disease including heart attacks and stroke and, ultimately, may cause kidney failure. Many patients with CKD are elderly with comorbidities making them susceptible to significant health risks. Therefore, the likelihood of these patients having adverse events, including serious adverse events, while participating in our studies is high.

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

Further, if we or others identify previously unknown side effects, if known side effects are more frequent or severe than in the past, if we or others detect unexpected safety signals for our products or product candidates, including Auryxia, vadadustat, or any product or product candidate perceived to be similar to Auryxia, vadadustat or any other products or product candidates, or if any of the foregoing are perceived to have occurred, either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:

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

Marketing approvals may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or registries or observational studies. For example, in connection with the FDA approvals of Auryxia, we initially committed to the FDA to conduct certain post-approval pediatric studies of Auryxia under the Pediatric Research Equity Act of 2003, or PREA. With regard to our Hyperphosphatemia Indication, we committed to completing the post-approval pediatric study and submitting a final report to the FDA by December 31, 2019. With regard to our IDA Indication, we committed to completing the post-approval pediatric study and submitting a final report to the FDA by January 2023. We cannot guarantee that we will be able to complete these studies and submit the final reports in a timely manner. For example, with regard to the Hyperphosphatemia Indication, we did not complete and submit the post-marketing requirement pediatric clinical study report by December 31, 2019, and we received a notification of noncompliance with PREA. We have requested an extension of this deadline. If we are unable to complete these studies successfully, we will need to inform the FDA, have further discussions, and if the FDA finds that we failed to comply with pediatric study requirements, it could initiate proceedings to seize or enjoin the sale of Auryxia, which would have a material adverse impact on our ability to commercialize Auryxia and our ability to generate revenues from Auryxia. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Auryxia, and any other product for which we receive regulatory approval, will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval.

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

If the results of our global Phase 3 studies for vadadustat are positive, we plan to file for regulatory approval in the United States and other regions. In February 2020, we entered into a letter agreement, or the Letter Agreement, with Vifor Pharma relating to Vifor Pharma’s agreement with a third party to purchase a Priority Review Voucher issued by the FDA, or the PRV, subject to satisfaction of customary closing conditions, or the PRV Purchase. Although a PRV entitles the holder to priority review of an NDA or a Biologics License Application for a new drug, which reduces the target FDA review time to six months after official acceptance of the submission, the utilization of a PRV does not ensure a faster review or faster approval compared to products considered for approval under conventional FDA procedures, and in any event does not assure ultimate approval by FDA. Furthermore, even if utilization of the PRV enables a faster approval of vadadustat, it may not result in faster commercialization of vadadustat. For more information on risks related to commercialization of vadadustat, see “Risks Related to Commercialization”. In addition, pursuant to the Letter Agreement, we paid Vifor Pharma $10.0 million in connection with the closing of the PRV Purchase. Vifor Pharma is obligated to retain all rights to, and maintain the validity of, the PRV until we and Vifor Pharma (a) enter into a definitive agreement setting forth the financial and other terms by which Vifor Pharma will assign the PRV to us for use with our planned NDA for vadadustat for the treatment of anemia due to CKD in both dialysis-dependent and non-dialysis dependent patients, or (b) make a mutual decision to sell the PRV and share the proceeds based on certain terms. We may not come to terms with Vifor Pharma on assigning the PRV to us, and even if we do, we and Vifor Pharma may decide not to use the PRV for vadadustat and, instead, resell it.  In the event of resale of the PRV at a price lower than the purchase price, our share of the proceeds from the resale would be lower than our $10.0 million contribution.

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

In addition, if a company’s activities are determined to have violated the federal Anti-Kickback Statute, this can also give rise to liability under the federal False Claims Act and such violations can result in significant fines, criminal and civil remedies, and exclusion from Medicare and Medicaid.  There is increased government focus on relationships between the pharmaceutical industry and physicians, pharmacies (especially specialty pharmacies), and other sources of referrals. Common industry activities, such as speaker programs, insurance assistance and support, relationships with foundations providing copayment assistance, and relationships with patient organizations and patients are receiving increased governmental attention.  If any of our relationships or activities is determined to violate applicable federal and state anti-kickback laws, false claims laws, or other laws or regulations, the company and/or company executives, employees and other representatives could be subject to significant fines and criminal sanctions, imprisonment, and potential exclusion from Medicare and Medicaid.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data when required, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third party processors. The GDPR increases our obligations with respect to sponsors with clinical trial sites in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial patients and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data patients and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

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

We also rely on third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, resulting in additional costs and depriving us of potential product revenue. In addition, we are using an active comparator in our PRO2TECT clinical program for vadadustat. If our distributors are unable to obtain sufficient supply of the active comparator for any reason, or supply active comparator to clinical trial sites in a timely manner, our clinical trials may be extended, delayed, suspended or terminated.

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

We currently have two suppliers of Auryxia’s drug substance, one of them with two approved sites, and one supplier with three approved sites for the supply of Auryxia drug product. If any of our suppliers were to limit or terminate production, or otherwise fail to meet the quality or delivery requirements needed to supply Auryxia at adequate levels, we could experience losses of revenue that could materially and adversely impact our results of operations. We have entered into supply agreements with Esteve Química, S.A. and STA Pharmaceutical Hong Kong Limited, a subsidiary of Wuxi AppTec, for the manufacture of vadadustat drug substance and Patheon Inc. for the manufacture of vadadustat drug product, each, for commercial use. While we intend to put additional supply arrangements in place for commercial manufacturing of vadadustat, we may be unsuccessful in doing so or achieving sufficient redundancy due to a number of factors, including that we may not be able to negotiate binding agreements at commercially reasonable terms. For example, a contract manufacturer may require a substantial financial commitment, including a commitment to fund the purchase of a new facility or equipment. If we are unsuccessful in implementing redundant supply arrangements for commercial quantities of vadadustat, if our commercial supply arrangements for Auryxia or vadadustat are terminated, or if any of our third party manufacturers is unable to fulfill the terms of their agreements with us, are subject to regulatory review, or cease their operations for any reason, it could result in delays to our marketing approval for vadadustat and risk that we would not have sufficient quantities of our product candidates and products for clinical trials and commercialization. Even if we are ultimately successful in entering into redundant supply arrangements for commercial manufacturing of vadadustat, the timing of such additional arrangements is uncertain.

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

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as COVID-19 discussed above, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties that could impair our ability to manage our businesses or result in reduced sales or delays in our clinical studies, which could have a material adverse effect on our financial results. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business and our financial results.

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

The FDA’s determination as to whether to grant NCE exclusivity to Auryxia may also affect the timing of the 30 month stay barring FDA from granting final approval to generic versions of Auryxia. When an ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant. We have received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA, from generic drug manufacturers requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet), have filed certain complaints for patent infringement relating to such ANDAs, and have entered into settlement and license agreements with certain such ANDA filers. See Part II, Item 1. Legal Proceedings for further information relating to the ANDAs, lawsuits and settlements.

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

We may be forced to initiate litigation to enforce our contractual and intellectual property rights, or we may be sued by third parties asserting claims based on contract, tort or intellectual property infringement. In addition, third parties may have or may obtain patents in the future and claim that our product or any other technologies infringe their patents. If we are required to defend against suits brought by third parties, or if we sue third parties to protect our rights, we may be required to pay substantial litigation costs, and our management’s attention may be diverted from operating our business. In addition, any legal action against our licensor, licensees or us that seeks damages or an injunction of commercial activities relating to Auryxia, vadadustat or any other product candidates or other technologies could subject us to monetary liability, a temporary or permanent injunction preventing the development, marketing and sale of such products or such technologies, and/or require our licensor, licensees or us to obtain a license to continue to use such products or other technologies. We cannot predict whether our licensor, licensees or we would prevail in any of these types of actions or that any required license would be made available on commercially acceptable terms, if at all.

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

Third parties, including FibroGen, may in the future claim that our product candidates and other technologies infringe upon their patents and may challenge our ability to commercialize vadadustat. Parties making claims against us or our licensees may seek and obtain injunctive or other equitable relief, which could effectively block our or their ability to continue to commercialize Auryxia or further develop and commercialize vadadustat or any other product candidates. If any third party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our products or product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product or product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or our intended methods of use, including patient selection methods, the holders of any such patent may be able to block or impair our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. We may also elect to enter into a license in order to settle litigation or in order to resolve disputes prior to litigation. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our products or product candidates. Should a license to a third party patent become necessary, we cannot predict whether we would be able to obtain a license or, if a license were available, whether it would be available on commercially reasonable terms. If such a license is necessary and a license under the applicable patent is unavailable on commercially reasonable terms, or at all, our ability to commercialize our products or product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

According to the most recent filings made under Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Baupost Group Securities, L.L.C., or Baupost, beneficially owned approximately 14% of our outstanding common stock, and our former director Muneer Satter, beneficially owned approximately 3% of our outstanding common stock. Subject to certain restrictions, Baupost and Mr. Satter are able to sell their shares of common stock in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended. In addition, pursuant to our registration rights agreement with Baupost and our Fourth Amended and Restated Investors’ Rights Agreement, as amended, with Mr. Satter, Baupost and Mr. Satter have the right, subject to certain conditions and with certain exceptions, to require us to file registration statements covering the shares common stock they own or to include their shares in registration statements that we may file or in public offerings of our shares of common stock. Following their registration and sale under the applicable registration statement, those shares would become freely tradable. By exercising their registration rights and selling a large number of shares of common stock, Baupost and Mr. Satter could cause the price of our common stock to decline.

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

As of March 31, 2020, we believe that our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 2% of our outstanding common stock. In addition, we have certain significant stockholders, including Baupost, which beneficially owned approximately 14% of our outstanding common stock according to the most recent filings made under Section 13(d) and 13(g) of the Exchange Act. As a result, if certain significant stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs, such as:

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the SOX Act, or Section 404, or any testing by our independent registered public accounting firm, which became required as of December 31, 2019, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. As a larger company following the Merger, implementing and maintaining effective controls may require more resources, and we may encounter internal control integration difficulties. For example, as of December 31, 2019, management and our independent registered public accounting firm concluded that our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting relating to our inventory process. During fiscal 2020, we are enhancing our system of internal controls over financial reporting to remediate this material weakness. As the revised and enhanced controls need to be in operation for a sufficient period of time and be tested to ensure that the controls are operating as designed, management has concluded that the material weakness cannot be considered remediated as of March 31, 2020. Even if this material weakness is remediated, our internal control over financial reporting could in the future have material weaknesses, deficiencies or conditions that could require correction or remediation. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We will need to continue to dedicate internal resources, potentially engage outside consultants and maintain a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to remediate control deficiencies and improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner each year, we could be subject to sanctions or investigations by the Securities and Exchange Commission, the Nasdaq Stock Market or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

Under Section 382 of the Internal Revenue Code, or Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. On December 12, 2018, we completed the Merger, which we believe has resulted in a change in control under Section 382. In addition, the Tax Cuts and Jobs Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act which was enacted on March 27, 2020, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. Future changes in our stock ownership, many of which are outside of our control, could result in an additional ownership change under Section 382. As a result, if we generate taxable income, our ability to use our pre-change NOL carryforwards to offset federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. At the state level, state net operating losses generated in one state cannot be used to offset income generated in another state and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

We are currently subject to legal proceedings that could result in substantial costs and divert management's attention, and we could be subject to additional legal proceedings.

We are currently subject to legal proceedings as described in Part II, Item 1. Legal Proceedings. In addition, securities class action and derivative lawsuits and other legal proceedings are often brought against companies for any of the risks described in this Quarterly Report on Form 10-Q following a decline in the market price of their securities. In connection with any litigation or other legal proceedings, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could have a material adverse effect on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

During the quarter ended March 31, 2020, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibits

3.1	Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2014).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on March 28, 2014).

10.1*#	Supply Agreement, dated as of March 11, 2020, by and between Akebia Therapeutics, Inc. and Patheon, Inc.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed, or submitted electronically, herewith
#	Indicates portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: May 5, 2020	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer

Date: May 5, 2020	By:	/s/ Jason A. Amello
Jason A. Amello
Senior Vice President, Chief Financial Officer and Treasurer