Form 10-Q
period 2020-06-30
Akebia Therapeutics, Inc.
filed 2020-08-10
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________

Commission File Number 001-36352

AKEBIA THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8756903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 First Street , Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)
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

Outstanding at July 31, 2020
143,317,407

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are being made pursuant to the provisions of the U.S. Private Securities Litigation Reform Act of 1995 with the intention of obtaining the benefits of the “safe harbor” provisions of that Act. All statements contained in this Quarterly Report on Form 10‑Q other than statements of historical fact are forward-looking statements. These forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “build,” “can,” “contemplate,” “continue,” “could,” “should,” “designed,” “estimate,” “project,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “strategy,” “seek,” “target,” “will,” “would,” and other words and terms of similar meaning, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, statements about:
•the potential direct or indirect impact of the coronavirus 2 (SARS-CoV-2) pandemic on our business, operations, and the markets and communities in which we and our partners, collaborators, vendors and customers operate;
•the potential therapeutic benefits, safety profile, and effectiveness of our product candidates, including the potential for vadadustat to set a new standard of care in the treatment of anemia due to chronic kidney disease;
•the timing, investment and associated activities involved in continued commercialization of Auryxia® (ferric citrate);
•the potential indications, demand and market potential and acceptance of our product and product candidates, including our estimates regarding the potential market opportunity for Auryxia, vadadustat or any other product candidates and the size of eligible patient populations;
•the potential therapeutic applications of the hypoxia inducible factor pathway;
•our pipeline, including its potential, and our research and development activities;
•our competitive position, including estimates, developments and projections relating to our competitors and their products and product candidates, and our industry;
•our expectations with respect to (i) the anticipated financial impact and potential benefits to us related to our merger with Keryx Biopharmaceuticals, Inc. that was completed on December 12, 2018, (ii) integration of the businesses subsequent to the merger, and (iii) other matters related to the merger;
•our expectations, projections and estimates regarding our capital requirements, need for additional capital, financing our future cash needs, costs, expenses, revenues, capital resources, cash flows, financial performance, profitability, tax obligations, liquidity, growth, contractual obligations, the period of time our cash resources and collaboration funding will fund our current operating plan, internal control over financial reporting and remediation of any deficiencies, and disclosure controls and procedures;
•estimates, beliefs and judgments related to the valuation of intangible assets, goodwill, contingent consideration, debt and other assets and liabilities, including our impairment analysis and our methodology and assumptions regarding fair value measurements;

•the timing of the availability and disclosure of clinical trial data and results, including with respect to the top-line data readout of our PRO2TECT studies;
•our and our collaborators’ strategy, plans and expectations with respect to the development, manufacturing, commercialization, launch, marketing and sale of our product candidates, and the associated timing thereof;
•the designs of our studies, and the type of information and data expected from our studies and the expected benefits thereof;
•the timing of or likelihood of regulatory filings and approvals, including labeling or other restrictions;
•our ability to maintain any marketing authorizations we currently hold or will obtain, including our marketing authorizations for Auryxia and our ability to complete post-marketing requirements with respect thereto;
•our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for Auryxia or any other product candidate that may be approved;

•the targeted timing of enrollment of our clinical trials;
•the timing of initiation of our clinical trials and plans to conduct preclinical and clinical studies in the future;
•the timing and amounts of payments from or to our collaborators and licensees, and the anticipated arrangements and benefits under our collaboration and license agreements, including with respect to milestones and royalties;
•our intellectual property position, including obtaining and maintaining patents, and the timing, outcome and impact of administrative, regulatory, legal and other proceedings relating to our patents and other proprietary and intellectual property rights, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential U.S. Food and Drug Administration approval thereof, and associated patent infringement suits that we have filed or may file, or other actions that we may take against such companies, and the timing and resolution thereof;
•expected reliance on third parties, including with respect to the development, manufacturing, supply and commercialization of our product and product candidates;
•accounting standards and estimates, their impact, and their expected timing of completion;
•estimated periods of performance of key contracts;
•our facilities, lease commitments, and future availability of facilities;
•cybersecurity;
•insurance coverage;
•our employees, including our management team, employee compensation, employee relations, and our ability to attract and retain high quality employees;
•the implementation of our business model, current operating plan, and strategic plans for our business, product candidates and technology, and business development opportunities including potential collaborations, alliances, mergers, acquisitions or licensing of assets; and
•the timing, outcome and impact of current and any future legal proceedings.

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

AURYXIA®, AKEBIA® Therapeutics, VAFSEOTM and their associated logos are trademarks of Akebia and/or its affiliates. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. All website addresses given in this Quarterly Report on Form 10-Q are for information only and are not intended to be an active link or to incorporate any website information into this document.

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$245,406	$147,449
Available for sale securities	49,943	245
Inventory	104,603	116,349
Accounts receivable, net	39,115	38,864
Prepaid expenses and other current assets	10,035	6,626
Total current assets	449,102	309,533
Property and equipment, net	9,380	10,380
Operating lease assets	26,884	29,038
Goodwill	55,053	55,053
Other intangible assets, net	157,484	291,212
Other assets	47,271	75,985
Total assets	$745,174	$771,201
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$29,413	$39,217
Accrued expenses and other current liabilities	142,832	129,071
Short-term deferred revenue	23,529	39,830
Total current liabilities	195,774	208,118
Deferred revenue, net of current portion	34,542	33,120
Operating lease liabilities, net of current portion	24,862	27,528
Derivative liability	1,890	1,650
Long-term debt, net	76,338	75,805
Other non-current liabilities	41,508	30,223
Total liabilities	374,914	376,444
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock $0.00001 par value; 350,000,000 and 175,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; 143,129,409 and 121,674,568 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	1,400,820	1,188,810
Accumulated other comprehensive loss	(9)	—
Accumulated deficit	(1,030,552)	(794,054)
Total stockholders' equity	370,260	394,757
Total liabilities and stockholders' equity	$745,174	$771,201

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Product revenue, net	$30,696	$29,089	$59,905	$52,200
License, collaboration and other revenue	59,446	71,714	118,715	121,269
Total revenues	90,142	100,803	178,620	173,469
Cost of goods sold:
Product	49,988	28,569	68,601	50,726
Amortization of intangibles	9,101	9,100	18,201	18,200
Impairment of intangible asset	115,527	—	115,527	—
Total cost of goods sold	174,616	37,669	202,329	68,926
Operating expenses:
Research and development	52,819	85,694	134,050	168,045
Selling, general and administrative	35,482	36,068	73,465	70,359
License expense	1,044	895	1,720	1,631
Total operating expenses	89,345	122,657	209,235	240,035
Operating loss	(173,819)	(59,523)	(232,944)	(135,492)
Other income (expense):
Interest income (expense)	(2,308)	485	(4,280)	1,354
Other income (expense)	376	23	726	(55)
Net loss before income taxes	(175,751)	(59,015)	(236,498)	(134,193)
Benefit from income taxes	—	(845)	—	(3,602)
Net loss	$(175,751)	$(58,170)	$(236,498)	$(130,591)
Net loss per share - basic and diluted	$(1.28)	$(0.49)	$(1.78)	$(1.11)
Weighted-average number of common shares - basic and diluted	136,906,968	118,268,832	132,651,066	117,669,422
Comprehensive loss:
Net loss	$(175,751)	$(58,170)	$(236,498)	$(130,591)
Other comprehensive gain (loss) - unrealized gain (loss) on debt securities	(9)	59	(9)	284
Total comprehensive loss	$(175,760)	$(58,111)	$(236,507)	$(130,307)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock
	Number of Shares	$0.00001 Par Value	Additional Paid-In Capital	Unrealized Gain/(Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	116,887,518	$1	$1,150,583	$(261)	$(514,395)	$635,928
Proceeds from sale of stock under employee stock purchase plan	39,977	—	188	—	—	188
Exercise of options	62,204	—	365	—	—	365
Share-based compensation expense	—	—	2,094	—	—	2,094
Restricted stock unit vesting	132,563	—	—	—	—	—
Unrealized gain	—	—	—	225	—	225
Net loss	—	—	—	—	(72,421)	(72,421)
Balance at March 31, 2019	117,122,262	$1	$1,153,230	$(36)	$(586,816)	$566,379
Issuance of common stock, net of issuance costs	1,384,520	—	9,035	—	—	9,035
Exercise of options	300,592	—	195	—	—	195
Retired shares	(55,324)	—	(426)	—	—	(426)
Share-based compensation expense	—	—	2,284	—	—	2,284
Restricted stock unit vesting	35,251	—	—	—	—	—
Unrealized gain	—	—	—	59	—	59
Net loss	—	—	—	—	(58,170)	(58,170)
Balance at June 30, 2019	118,787,301	$1	$1,164,318	$23	$(644,986)	$519,356

Balance at December 31, 2019	121,674,568	$1	$1,188,810	—	$(794,054)	$394,757
Issuance of common stock, net of issuance costs	7,973,967	—	56,575	—	—	56,575
Proceeds from sale of stock under employee stock purchase plan	115,024	—	451	—	—	451
Share-based compensation expense	—	—	4,916	—	—	4,916
Exercise of options	64,126	—	412	—	—	412
Restricted stock unit vesting	423,755	—	—	—	—	—
Net loss	—	—	—	—	(60,747)	(60,747)
Balance at March 31, 2020	130,251,440	$1	$1,251,164	$—	$(854,801)	$396,364
Issuance of common stock, net of issuance costs	12,650,000	$—	$142,383	$—	$—	$142,383
Share-based compensation expense	—	$—	$6,864	$—	$—	$6,864
Exercise of options	48,103	$—	$409	$—	$—	$409
Restricted stock unit vesting	179,866	$—	$—	$—	$—	$—
Unrealized loss	—	$—	$—	$(9)	$—	$(9)
Net loss	—	$—	$—	$—	$(175,751)	$(175,751)
Balance at June 30, 2020	143,129,409	$1	$1,400,820	$(9)	$(1,030,552)	$370,260

See accompanying notes to unaudited condensed consolidated financial statements

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2020	June 30, 2019
Operating activities:
Net loss	$(236,498)	$(130,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,045	1,026
Amortization of intangibles	18,201	18,200
Intangible asset impairment charge	115,527	—
Amortization of premium/discount on investments	(2)	(685)
Non-cash interest expense	872	339
Non-cash operating lease expense	(1,164)	(1,097)
Fair value step-up of inventory sold or written off	31,116	33,587
Write-down of inventory	10,089	3,023
Change in excess inventory purchase commitments	10,954	—
Stock-based compensation	11,780	4,378
Deferred income taxes	—	(3,602)
Change in fair value of derivative liability	240	—
Changes in operating assets and liabilities:
Accounts receivable	(251)	(12,222)
Inventory	(5,680)	(17,188)
Prepaid expenses and other current assets	(3,277)	(11,337)
Other long-term assets	57	3,371
Accounts payable	(4,979)	(19,628)
Accrued expense	13,611	(28,126)
Operating lease liabilities	869	1,072
Deferred revenue	(14,879)	(16,815)
Net cash used in operating activities	(52,369)	(176,295)
Investing activities:
Purchase of equipment	(45)	(3,906)
Purchase of available for sale securities	(49,950)	—
Proceeds from the maturities of available for sale securities	245	103,691
Proceeds from sales of available for sale securities	—	64,721
Net cash provided by (used in) investing activities	(49,750)	164,506
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	198,883	9,035
Proceeds from the sale of stock under employee stock purchase plan	451	188
Proceeds from the exercise of stock options	821	560
Retirement of treasury stock	—	(426)
Payments on debt	—	(15,000)
Net cash provided by (used in) financing activities	200,155	(5,643)
Increase (decrease) in cash, cash equivalents, and restricted cash	98,036	(17,432)
Cash, cash equivalents, and restricted cash at beginning of the period	149,804	107,099
Cash, cash equivalents, and restricted cash at end of the period	$247,840	$89,667
Non-cash financing activities
Unpaid offering costs	$75	$—

See accompanying notes to unaudited condensed consolidated financial statements

Akebia Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Nature of Organization and Operations

Akebia Therapeutics, Inc., referred to as Akebia or the Company, was incorporated in the State of Delaware in 2007. Akebia is a biopharmaceutical company with the purpose of bettering the lives of people living with kidney disease. Akebia’s lead investigational product candidate, vadadustat, is an oral therapy in Phase 3 development. The Company believes vadadustat has the potential to set a new standard of care in the treatment of anemia due to chronic kidney disease, or CKD, acting via a novel hypoxia inducible factor, or HIF, pathway. HIF is the primary regulator of the production of red blood cells, or RBCs, in the body, as well as other important metabolic functions. In June 2020, vadadustat was approved in Japan as a treatment for anemia due to CKD in both dialysis-dependent and non-dialysis dependent adult patients under the trade name VAFSEO. In addition to vadadustat, the Company has a commercial product, Auryxia® (ferric citrate), which is currently approved by the U.S. Food and Drug Administration, or FDA, and marketed for two indications in the United States: the control of serum phosphorus levels in adult patients with CKD on dialysis, or DD-CKD, and the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or NDD-CKD. Ferric citrate is also approved and marketed in Japan as an oral treatment for the improvement of hyperphosphatemia in patients with DD-CKD and NDD-CKD under the trade name Riona® (ferric citrate hydrate).

Since inception, the Company has devoted most of its resources to research and development, including its preclinical and clinical development activities, and providing general and administrative support for these operations. The Company began recording revenue from the U.S. sales of Auryxia and revenue from sublicensing rights to Auryxia in Japan to the Company’s Japanese partners Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd., collectively, JT and Torii, on December 12, 2018 following the consummation of a merger with Keryx Biopharmaceuticals, Inc., or Keryx, or the Merger. Additionally, following regulatory approval of vadadustat in Japan in the second quarter of 2020, the Company is eligible to receive royalty revenues of up to 20% from Mitsubishi Tanabe Pharma Corporation, or MTPC, from the sale of VAFSEO. The Company has not generated a profit to date and may never generate profits from product sales. The Company’s product candidates are subject to long development cycles, and the Company may be unsuccessful in its efforts to develop, obtain marketing approval for or market its product candidates. If the Company does not successfully commercialize any of its products or product candidates, it may be unable to achieve profitability.

The Company’s management completed its going concern assessment in accordance with ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. The Company believes that its cash resources will be sufficient to allow the Company to fund its current operating plan beyond the next twelve months from the filing of this Quarterly Report on Form 10-Q, as required by ASC 205-40. There can be no assurance, however, that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all. The Company will require additional capital to pursue development and commercial activities related to expanded indications for current products and any additional products and product candidates. The Company expects to finance future cash needs through product revenue, public or private equity or debt transactions, payments from its collaborators, royalty transactions, strategic transactions, or a combination of these approaches. However, adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital in sufficient amounts when needed or on attractive terms, it may not be able to pursue development and commercial activities related to expanded indications for current products and any additional products and product candidates.

2.Summary of Significant Accounting Policies

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

In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or any other future period.

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

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2019 Annual Report on Form 10-K and are updated below as necessary.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard makes targeted improvements for collaborative arrangements as follows:
•Clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation and disclosure requirements;
•Adds unit-of-account guidance to ASC 808, Collaborative Arrangements, to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606; and
•Precludes a company from presenting transactions with collaborative arrangement participants that are not directly related to sales to third parties with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer.

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

Credit Losses
Available for sale debt securities. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company classifies all securities as available for sale and includes them in current assets as they are intended to fund current operations. The Company's investment portfolio at any point in time contains investments in money market mutual funds, U.S. government debt securities, certificates of deposit and corporate debt securities. The Company segments its portfolio based on the underlying risk profiles of the securities and have a zero loss expectation for money market mutual funds, U.S. government debt securities and certificates of deposit. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. Factors considered also include whether a decline in fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. Any unrealized loss that is not credit related is recognized in other comprehensive (loss) income in the unaudited condensed consolidated statements of operations. A credit-related unrealized loss is recognized as an allowance on the unaudited condensed consolidated balance sheets with a corresponding adjustment to earnings in the unaudited condensed consolidated statements of operations.

Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available for sale securities with original maturities of three months or less at the time of purchase. Cash equivalents are reported at fair value. At June 30, 2020, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Restricted cash represents amounts required for security deposits under the Company’s office and lab space lease agreements and, at June 30, 2019, cash balances held as collateral for the Company’s employee credit card program. Restricted cash is included in “prepaid expenses and other current assets” and “other assets” in the unaudited condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the unaudited condensed consolidated balance sheet that sum to the total of the amounts reported in the unaudited condensed consolidated statement of cash flows (in thousands):

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$245,406	$87,212
Prepaid expenses and other current assets	395	363
Other assets	2,039	2,092
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$247,840	$89,667

Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation. Assets under capital lease are included in property and equipment. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, generally three years to seven years. Such costs are periodically reviewed for recoverability when impairment indicators are present. Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence. Recorded values of asset groups of equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).

The following is the summary of property and equipment and related accumulated depreciation as of June 30, 2020 and December 31, 2019.

	Useful Life			June 30, 2020	December 31, 2019
				(in thousands)
Computer equipment and software		3		$1,010	$1,010
Furniture and fixtures	5	-	7	2,131	2,086
Equipment		7		2,451	2,451
Leasehold improvements	Shorter of the useful life or remaining lease term (10 years)			8,497	8,497
				14,089	14,044
Less accumulated depreciation				(4,709)	(3,664)
Net property and equipment				$9,380	$10,380

Depreciation expense was approximately $0.5 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $1.0 million for each of the six months ended June 30, 2020 and 2019.

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

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of product sales in the unaudited condensed consolidated statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. Additionally, the Company’s product is subject to strict quality control and monitoring that it performs throughout the manufacturing process. The Company will record a charge, in the event that certain batches or units of product do not meet quality specifications, to cost of product sales to write-down any unmarketable inventory to its estimated net realizable value. In all cases, product inventory is carried at the lower of cost or its estimated net realizable value.

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
(i)identify the contract(s) with a customer;
(ii)identify the performance obligations in the contract;
(iii)determine the transaction price;
(iv)allocate the transaction price to the performance obligations in the contract; and
(v)recognize revenue when (or as) the entity satisfies a performance obligation.

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

Trade Discounts and Allowances: The Company generally provides Customers with discounts that include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the unaudited condensed consolidated statement of operations and comprehensive loss through June 30, 2020. The Company records a corresponding reduction of accounts receivable (if the trade discount and/or allowance will be credited to the Customer) or an increase in accrued expense (if the trade discount and/or allowance is payable to a Customer) on the unaudited condensed consolidated balance sheets.

Product Returns: Consistent with industry practice, the Company generally offers Customers a limited right of return which allows for the product to be returned when the product expiry is within an allowable window, when the quantity delivered is different than quantity ordered, the product is damaged in transit prior to receipt by the customer, or is subject to a recall. This right of return generally lapses once the product is provided to a patient. The Company estimates the amount of its product sales that may be returned for credit by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return reserve using available industry data and its own historical sales information, including its visibility into the inventory remaining in the distribution channel.

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

Collaborative Arrangements
The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. The Company considers the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between the Company and its collaborative partner and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. Therefore, the Company recognizes its allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the Otsuka U.S. Agreement, as defined below in Note 4, as a component of the related expense in the period incurred. During the three months ended June 30, 2020 and 2019, the Company incurred approximately $0.2 million and $0.3 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during each of the three months ended June 30, 2020 and 2019. During the three months ended June 30, 2020 and 2019, Otsuka incurred approximately $0.4 million and $0.1 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.2 million and $0.1 million are reimbursable by the Company and recorded as an increase to research and development expense during the three months ended June 30, 2020 and 2019, respectively. To the extent product revenue is generated from the collaboration, the Company recognizes its share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.

Intangible Assets
The Company maintains a definite-lived intangible asset related to developed product rights for Auryxia, which was acquired on December 12, 2018 as part of the Merger.

Intangible assets are initially recorded at fair value and stated net of accumulated amortization and impairments. The Company amortizes its intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization for the Company’s intangible asset is recorded over its estimated useful life, which as of June 30, 2020 is estimated to be seven years.

The Company reviews intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of the intangible asset group to its carrying value on the unaudited condensed consolidated balance sheet. If the carrying value of the intangible asset group exceeds the undiscounted cash flows used in the recoverability test, the Company will write the carrying value of the intangible asset group down to the fair value in the period identified. The Company calculates the fair value of the intangible asset group as the present value of estimated future cash flows expected to be generated from the intangible asset group using a risk-adjusted discount rate. In determining estimated future cash flows associated with its intangible asset group, the Company uses market participant assumptions pursuant to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). During the second quarter of 2020, the Company identified indicators of impairment related to the developed product rights for Auryxia and recorded an impairment charge of $115.5 million (see Note 9 for additional information).

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

Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments, and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:
•Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•Level 2 – Valuations based on quoted prices for similar assets or liabilities in markets that are not active, or for which all significant inputs are observable, either directly or indirectly.
•Level 3 – Valuations that require inputs that reflect the Company’s own assumptions that are both significant to the fair value measurement and unobservable.

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

Items measured at fair value on a nonrecurring basis include property and equipment, intangible assets and goodwill. The Company remeasures the fair value of these assets upon the occurrence of certain events. There were no such remeasurements to property and equipment during either of the three and six months ended June 30, 2020 and 2019. During the three months ended June 30, 2020, the Company identified indicators of impairment related to the developed product rights for Auryxia, an intangible asset measured using Level 3 inputs, and recorded an impairment charge of $115.5 million (see Note 9 for additional information). There were no other impairments to assets measured using Level 3 inputs during either of the three and six months ended June 30, 2020 and no impairments to assets measured using Level 3 inputs during either of the three and six months ended June 30, 2019.

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

3.Product Revenue and Reserves for Variable Consideration
To date, the Company’s only source of product revenue has been product revenue from the U.S. sales of Auryxia, which it began recording on December 12, 2018 following the consummation of the Merger. Total net product revenue was $30.7 million and $29.1 million for the three months ended June 30, 2020 and 2019, respectively, and $59.9 million and $52.2 million for the six months ended June 30, 2020 and 2019, respectively. The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2020 and 2019 (in thousands):

	Chargebacks and Discounts	Rebates, Fees and other Deductions	Returns	Total
Balance at December 31, 2019	$738	$30,552	$253	$31,543
Current provisions related to sales in current year	5,055	66,348	2,684	74,087
Adjustments related to prior year sales	(31)	638	44	651
Credits/payments made	(4,995)	(54,945)	(2,237)	(62,177)
Balance at June 30, 2020	$767	$42,593	$744	$44,104

Balance at December 31, 2018	$516	$22,861	$360	$23,737
Current provisions related to sales in current year	3,306	44,708	1,596	49,610
Adjustments related to prior year sales	(22)	479	—	457
Credits/payments made	(3,320)	(46,131)	(1,663)	(51,114)
Balance at June 30, 2019	$480	$21,917	$293	$22,690

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

Accounts receivable, net related to product sales was approximately $20.3 million and $23.0 million as of June 30, 2020 and December 31, 2019, respectively.

4.License, Collaboration and Other Significant Agreements
During the three and six months ended June 30, 2020 and 2019, the Company recognized the following revenues from its license, collaboration and other significant agreements and had the following deferred revenue balances as of June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
License, Collaboration and Other Revenue:	(in thousands)		(in thousands)
MTPC Agreement	$15,000	$10,000	$15,000	$10,000
Otsuka U.S. Agreement	25,888	37,519	$64,465	$63,742
Otsuka International Agreement	12,832	22,467	32,202	44,423
Total Proportional Performance Revenue	$53,720	$69,986	$111,667	$118,165
JT and Torii	1,740	1,491	2,866	2,719
MTPC Other Revenue	3,986	237	4,182	385
Total License, Collaboration and Other Revenue	$59,446	$71,714	$118,715	$121,269

	June 30, 2020
	Short-Term	Long-Term	Total
Deferred Revenue:	(in thousands)
Otsuka U.S. Agreement	$15,378	$20,557	$35,935
Otsuka International Agreement	8,151	9,306	17,457
Vifor Agreement	—	4,679	4,679
Total	$23,529	$34,542	$58,071

The following table presents changes in the Company’s contract assets and liabilities during the six months ended June 30, 2020 and 2019 (in thousands):

Six Months Ended June 30, 2020	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$15,822	$118,368	$(115,382)	$18,808
Prepaid expenses and other current assets	$—	$756	$—	$756
Contract liabilities:
Deferred revenue	$72,950	$90,471	$(105,350)	$58,071
Accounts payable	$—	$5,651	$—	$5,651
Accrued expenses and other current liabilities	$—	$615	$(615)	$—

Six Months Ended June 30, 2019
Contract assets:
Other current assets	$—	$10,000	$—	$10,000
Accounts receivable(1)	$1,587	$81,830	$(75,260)	$8,157
Contract liabilities:
Deferred revenue	$112,689	$91,351	$(108,166)	$95,874
Accounts payable	$13,492	$—	$(13,492)	$—

(1)Excludes accounts receivable from other services related to clinical and regulatory activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement as of June 30, 2020 and 2019 and December 31, 2019 and 2018. Also excludes accounts receivable related to amounts due to the Company from product sales which are included in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019.

During the three and six months ended June 30, 2020 and 2019, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Recognized in the Period from:	2020	2019	2020	2019
Amounts included in deferred revenue at the beginning of the period	$16,964	$23,277	$22,186	$40,316
Performance obligations satisfied in previous periods	$3,555	$—	$3,263	$1,254

Mitsubishi Tanabe Pharma Corporation Collaboration Agreement
Summary of Agreement
On December 11, 2015, the Company and Mitsubishi Tanabe Pharma Corporation, or MTPC, entered into a collaboration agreement, or the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to vadadustat in Japan and certain other Asian countries, collectively, the MTPC Territory. In addition, the Company will supply vadadustat for both clinical and commercial use in the MTPC Territory, subject to MTPC’s option to manufacture commercial drug product in the MTPC Territory.
The Company and MTPC agreed that, instead of including Japanese patients in the Company’s global Phase 3 program for vadadustat, MTPC would be the sponsor of a Phase 3 program for vadadustat in Japan. MTPC reported top-line data for the two Phase 3 pivotal trials and data from the two supportive Phase 3 studies in March 2019 and 52-week data for the two Phase 3 pivotal trials in November 2019. MTPC is responsible for the costs of the Phase 3 program in Japan and other studies required in Japan, and made no funding payments for the global Phase 3 program. In July 2019, MTPC submitted a Japanese New Drug Application, or JNDA, to the Ministry of Health, Labor and Welfare in Japan for manufacturing and marketing approval of vadadustat, as a treatment for anemia due to CKD, which triggered a $10.0 million regulatory milestone payment to the Company. In June 2020, vadadustat was approved in Japan for the treatment of anemia due to CKD, which triggered a $15.0 million regulatory milestone payment to the Company which was received in the third quarter of 2020. Vadadustat will be marketed by MTPC in Japan under the trade name VAFSEO.
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
MTPC is required to make certain milestone payments to the Company aggregating up to approximately $225.0 million upon the achievement of specified development, regulatory and commercial events. More specifically, the Company received $10.0 million in development milestone payments, and is eligible to receive up to $40.0 million in regulatory milestone payments, of which the Company received $10.0 million in relation to the JNDA filing in the third quarter of 2019 and earned an additional $15.0 million following regulatory approval of vadadustat in Japan in the second quarter of 2020, which the Company received in the third quarter of 2020, and up to $175.0 million in commercial milestone payments associated with aggregate sales of all products. In consideration for the exclusive license and other rights contained in the MTPC Agreement, MTPC also made a $20.0 million upfront payment as well as a payment of $20.5 million for Phase 2 studies in Japanese patients completed by the Company and reimbursed by MTPC. Additionally, if vadadustat is commercialized, the Company would be entitled to receive tiered double-digit royalty payments of up to 20% on sales of vadadustat in the MTPC Territory. Royalty payments are subject to certain reductions, including upon the introduction of competitive products in certain instances. Royalties are due on a country-by-country basis from the date of first commercial sale of a licensed product in a country until the last to occur of: (i) the expiration of the last to expire valid claim within the intellectual property covering the licensed product, (ii) the expiration of marketing or regulatory exclusivity in such country, or (iii) the tenth anniversary of the first commercial sale of such licensed product in such country. Due to the uncertainty of drug development and commercialization and the high historical failure rates associated therewith, although the Company has received $10.0 million in development milestones, a $10.0 million regulatory milestone, and earned a $15.0 million regulatory milestone following regulatory approval of vadadustat in Japan in the second quarter of 2020, no additional milestone may ever be received from MTPC. The Company will recognize any revenue from MTPC royalties in the period in which the sales occur.
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
As of June 30, 2020, the transaction price is comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, comprised of a $6.0 million and a $4.0 million development milestone, (v) the $10.0 million regulatory milestone relating to the JNDA filing, and (vi) the $15.0 million regulatory milestone relating to regulatory approval of vadadustat in Japan. As of June 30, 2020, all development milestones, a $10.0 million regulatory milestone related to the filing of the JNDA and a $15.0 million regulatory milestone relating to regulatory approval of vadadustat in Japan have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. Accordingly, the Company recognized the $15.0 million regulatory milestone relating to regulatory approval of vadadustat in Japan as revenue during the three and six months ended June 30, 2020, as the regulatory milestone was both deemed probable of being achieved and the required performance obligations had been satisfied as of June 30, 2020. The payment for this $15.0 million regulatory milestone was received in the third quarter of 2020. The Company recognized the $10.0 million regulatory milestone for the filing of the JNDA as revenue during the three and six months ended June 30, 2019, as the regulatory milestone was both deemed probable of being achieved and the required performance obligations had been satisfied as of June 30, 2019. As of

June 30, 2020, there is no deferred revenue, $15.0 million in accounts receivable, and no contract assets. There were no asset or liability balances classified as long-term in the unaudited condensed consolidated balance sheet as of June 30, 2020.
Supply of Validation Drug Product
In March 2020, in connection with the MTPC Agreement, the Company agreed to supply MTPC with certain vadadustat drug product for commercial use and MTPC agreed to reimburse the Company for certain manufacturing-related expenses. In connection with this arrangement, the Company invoiced the upfront payment of $10.4 million, which it received during the three months ended June 30, 2020. The Company does not recognize revenue under this arrangement until risk of loss passes to MTPC and delivery has occurred. During the three and six months ended June 30, 2020, the Company recognized $4.0 million in revenue for drug product that was delivered during the three months ended June 30, 2020. As of June 30, 2020, the Company recorded no accounts receivable, no deferred revenue, and $6.4 million in other current liabilities for drug product that is subject to return by MTPC.
U.S. Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.
Summary of Agreement
On December 18, 2016, the Company entered into a collaboration and license agreement with Otsuka, or the Otsuka U.S. Agreement. The collaboration is focused on the development and commercialization of vadadustat in the United States. Under the terms of the Otsuka U.S. Agreement, the Company is responsible for leading the development of vadadustat, including the ongoing Phase 3 development program, and the Company controls and retains final decision making authority with respect to certain matters including U.S. pricing strategy and manufacturing. The Company and Otsuka will co-commercialize vadadustat in the United States, subject to the approval of vadadustat by the FDA.
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
Under the Otsuka U.S. Agreement, the parties jointly conduct, and have equal responsibility for, all medical affairs, commercialization and non-promotional activities pursuant to underlying plans as agreed to by the parties. If approved by the FDA, Otsuka will purchase all of its supply requirements of vadadustat for commercial use from the Company pursuant to a separate supply agreement to be negotiated.
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

Under the terms of the Otsuka U.S. Agreement, the Company received a $125.0 million up-front, non-refundable, non-creditable cash payment in December 2016. In March 2017, the Company received a payment of approximately $33.8 million, which represented reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan through December 31, 2016. Commencing in the third quarter of 2017, whereupon the Company had incurred a specified amount of incremental costs, Otsuka began to contribute, as required by the Otsuka U.S. Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to December 31, 2016 will total $290.6 million or more, depending on the actual costs incurred toward the current global development plan. The costs associated with the performance of any development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism as set forth in the Otsuka U.S. Agreement or to be determined by the parties. Costs incurred with respect to medical affairs and commercialization and non-promotional activities will generally be shared equally by the parties. In addition, due to the costs incurred in completing the activities under the current global development plan exceeding a certain threshold in the second quarter of 2019, the Company elected to require Otsuka to increase the aggregate percentage of current global development costs it funds under the Otsuka U.S. Agreement and the Otsuka International Agreement, as defined below, from 52.5% to 80%, or the Otsuka Funding Option. The Company estimates the additional funding as a result of exercising the Otsuka Funding Option, or the Additional Funding, to total approximately $106.4 million or more, depending on the actual costs incurred toward the current global development plan. The Additional Funding is fully creditable against future payments due to the Company under the arrangement, provided that future payments due to the Company may not be reduced by more than 50% in any calendar year and any remaining creditable amount above 50% in any calendar year will be applied to subsequent future payments until fully credited. As of June 30, 2020, the Additional Funding was $71.5 million.
In addition, Otsuka is required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, as of June 30, 2020, the Company is eligible to receive up to $105.0 million in development milestone payments, up to $65.0 million in regulatory milestone payments for the first product to achieve the associated event, and up to $575.0 million in commercial milestone payments associated with aggregate sales of licensed products. These future milestones are subject to reduction as a result of the Company’s exercise of the Otsuka Funding Option, as described above. Due to the uncertainty of drug development and commercialization and the high historical failure rates associated therewith, no milestone payments may ever be received from Otsuka.
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
Unless earlier terminated, the Otsuka U.S. Agreement will expire in the United States on a product-by-product basis on the date that one or more generic versions of vadadustat first achieves 90% market penetration. Either party may terminate the Otsuka U.S. Agreement in its entirety upon an uncured breach or insolvency on the part of the other party. Otsuka may terminate the Otsuka U.S. Agreement in its entirety upon 12 months’ prior written notice at any time after the release of the first top-line data from the global Phase 3 development program for vadadustat, which occurred in the second quarter of 2020 with the release of the top-line data from the INNO2VATE program. In the event of termination of the Otsuka U.S. Agreement, all rights and licenses granted to Otsuka under the Otsuka U.S. Agreement will automatically terminate and the licenses granted to the Company will become freely sublicensable. In addition, the upfront payment, all development costs and milestone payments received by the Company prior to such termination will not be refunded to Otsuka.
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
(i)License and Development Services Combined (License Performance Obligation)
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
(ii)Rights to Future Intellectual Property (Future IP Performance Obligation)
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
(iii)Joint Committee Services (Committee Performance Obligation)
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
As of June 30, 2020, the transaction price totaling $449.4 million is comprised of: (i) the up-front payment of $125.0 million, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016 of $33.8 million, and (iii) the estimate of the net cost share consideration to be received of approximately $290.6 million with respect to amounts incurred by the Company subsequent to December 31, 2016 and the Additional Funding. As of June 30, 2020, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.
During the three months ended June 30, 2020 and 2019, the Company recognized revenue totaling approximately $25.9 million and $37.5 million, respectively, and approximately $64.5 million and $63.7 million during the six months ended June 30, 2020 and 2019, respectively, with respect to the Otsuka U.S. Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2020, there is approximately $35.9 million of deferred revenue related to the Otsuka U.S. Agreement of which $15.4 million is classified as current and $20.6 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of June 30, 2020, there are approximately $3.9 million in contract liabilities (included in accounts payable) and $0.5 million in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2019, there was $8.9 million in accounts receivable in the consolidated balance sheet.
The Company determined that the medical affairs, commercialization and non-promotional activities elements of the Otsuka U.S. Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, the Company is accounting for the joint medical affairs, commercialization and non-promotional activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the Company has determined that in the context of the medical affairs, commercialization and non-promotional activities, Otsuka does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, the activities conducted pursuant to the medical affairs, commercialization and non-promotional activities plans will be accounted for as a component of the related expense in the period incurred. During the three months ended June 30, 2020 and 2019, the Company incurred approximately $0.2 million and $0.3 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement of which approximately $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during each of the three months ended June 30, 2020 and 2019. During the three months ended June 30, 2020 and 2019, Otsuka incurred approximately $0.4 million and $0.1 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.2 million and $0.1 million are reimbursable by the Company and recorded as an increase to research and development expense during the three months ended June 30, 2020 and 2019, respectively.
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
The activities under the Otsuka International Agreement are governed by a JSC formed by an equal number of representatives from the Company and Otsuka. The JSC coordinates and monitors the parties’ activities under the collaboration. Among other responsibilities, the JSC manages the overall strategic alignment between the parties, oversees the current global development plan and reviews other detailed plans setting forth any other development activities that may be conducted under the arrangement. Additionally, the parties established a JDC, which is comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JDC shares information related to, and reviews and discusses activities and progress under, the current global development plan and any other development that may be conducted pursuant to the collaboration. The Company and Otsuka also established a JMC, which is comprised of an equal number of representatives from each of the parties. Among other responsibilities, the JMC oversees the manufacturing plan and related manufacturing activities. In support of the potential commercialization of vadadustat, the parties established a JCC, which is comprised of an equal number of representatives from the Company and Otsuka. Among other responsibilities, the JCC manages the activities and progress under the commercialization and non-promotional activities plan and all other sales and marketing activities. The Company has retained final decision-making authority with respect to certain matters. Otsuka has retained final decision-making authority with respect to all commercialization matters, other than decisions related to certain marketing matters.
Under the terms of the Otsuka International Agreement, the Company received a $73.0 million up-front, non-refundable, non-creditable cash payment. The Company also received a payment of approximately $0.2 million which represents reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan in excess of a specified threshold during the quarter ended March 31, 2017. Commencing in the second quarter of 2017, Otsuka began to contribute, as required by the Otsuka International Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to March 31, 2017 will total roughly $214.3 million or more, depending on the actual current global development plan costs incurred. The costs associated with the performance of any mutually agreed upon development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism as set forth in the Otsuka International Agreement or to be determined by the parties. Otsuka may elect to conduct additional studies of vadadustat in the EU, subject to the Company’s right to delay such studies based on its objectives outside the Otsuka International Territory. Otsuka will pay a percentage of the costs of any such studies, and the Company will pay its portion of the costs in the form of a credit against future amounts due to the Company under the Otsuka International Agreement. The costs incurred related to any other development activities, which are pursued solely for obtaining or maintaining marketing approval in the Otsuka International Territory or otherwise performed solely with respect to the Otsuka International Territory that are incremental to the development activities included in the current global development plan, will be borne in their entirety by Otsuka. Otsuka will pay costs incurred with respect to medical affairs and commercialization activities in the Otsuka International Territory.
In addition, Otsuka would be required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, as of June 30, 2020, the Company is eligible to receive up to $65.0 million in development milestone payments and up to $52.0 million in regulatory milestone payments for the first licensed product to achieve the associated event. Moreover, the Company is eligible for up to $525.0 million in commercial milestone payments associated with aggregate sales of all licensed products. Additionally, to the extent vadadustat is commercialized, the Company would be entitled to receive tiered royalty payments ranging from the low double digits to the low thirties based on a percentage of net sales. Royalties are due on a country-by-country basis from the date of the first commercial sale of a licensed product in a country until the latest to occur of: (i) the expiration date in such country of the last to expire valid claim within the intellectual property covering the licensed product, (ii) the date of expiration of data or regulatory exclusivity in such country or (iii) the tenth anniversary of the first commercial sale of such licensed product in such country. Due to the uncertainty of pharmaceutical development and the high historical failure rates associated therewith, no milestone or royalty payments may ever be received from Otsuka. There are no cancellation, termination or refund provisions in the Otsuka International Agreement that contain material financial consequences to the Company.
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
(i)License and Development Services Combined (License Performance Obligation)
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
(ii)Rights to Future Intellectual Property (Future IP Performance Obligation)
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
(iii)Joint Committee Services (Committee Performance Obligation)
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
As of June 30, 2020, the transaction price totaling $287.5 million is comprised of: (i) the up-front payment of $73.0 million, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017 of $0.2 million, and (iii) an estimate of the net cost share consideration to be received with respect to amounts incurred by the Company subsequent to March 31, 2017 of $214.3 million. As of June 30, 2020, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.
During the three months ended June 30, 2020 and 2019, the Company recognized revenue totaling approximately $12.8 million and $22.5 million, respectively, and approximately $32.2 million and $44.4 million during the six months ended June 30, 2020 and 2019, respectively, with respect to the Otsuka International Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2020, there is approximately $17.5 million of deferred revenue related to the Otsuka International Agreement of which $8.2 million is classified as current and $9.3 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of June 30, 2020, there are approximately $1.8 million in contract liabilities (included in accounts payable) and $0.2 million in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2019, there was $4.0 million in accounts receivable in the consolidated balance sheet.
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
Vifor Pharma License Agreement
Summary of Agreement
On May 12, 2017, the Company entered into a License Agreement, or the Vifor Agreement, with Vifor (International) Ltd., or Vifor Pharma, pursuant to which the Company granted Vifor Pharma an exclusive license to sell vadadustat solely to Fresenius Kidney Care Group LLC, or FKC, an affiliate of Fresenius Medical Care North America, or FMCNA, in the United States. On April 8, 2019, the Company and Vifor Pharma entered into an Amended and Restated License Agreement, or the Vifor Amended Agreement, which amended and restated in full the Vifor Agreement.
Pursuant to the Vifor Amended Agreement, the Company granted Vifor Pharma an exclusive license to sell vadadustat to FKC and to certain third party dialysis organizations approved by the Company, or Third Party Dialysis Organizations, in the United States.

The license granted under the Vifor Amended Agreement will become effective upon (i) the approval of vadadustat for DD-CKD patients by the FDA, (ii) the earlier of a determination by the Centers for Medicare & Medicaid Services, or CMS, that vadadustat will be reimbursed using Medicare’s bundled reimbursement model or that vadadustat will be reimbursed using the Transitional Drug Add-On Payment Adjustment, and (iii) payment by Vifor Pharma of a $25.0 million milestone upon the occurrence of (i) and (ii).
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
Investment Agreement
In connection with the Vifor Agreement, in May 2017, the Company and Vifor Pharma entered into an investment agreement, or the Investment Agreement, pursuant to which the Company sold an aggregate of 3,571,429 shares of the Company’s common stock, or the Shares, to Vifor Pharma at a price per share of $14.00 for a total of $50.0 million. The amount representing the premium over the closing stock price of $12.69 on the date of the transaction, totaling $4.7 million, was determined by the Company to represent consideration related to the Vifor Agreement. As the parties’ rights under the Vifor Agreement are conditioned upon (a) the approval of vadadustat for DD-CKD patients by the FDA; (b) the earlier of a determination by CMS that vadadustat will be reimbursed using Medicare’s bundled reimbursement model or that vadadustat will be reimbursed using the Transitional Drug Add-On Payment Adjustment; and (c) payment by Vifor Pharma of a $25.0 million milestone upon the occurrence of (a) and (b), in accordance with ASC 606, the Company has determined that the full transaction price is fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including clinical and regulatory risks that must be overcome in order for the parties’ rights to become effective and the probability of the $25.0 million milestone being achieved. Accordingly, the $4.7 million continues to be recorded as deferred revenue in the accompanying unaudited condensed consolidated balance sheets. Upon the satisfaction of the aforementioned conditions, revenue will be recognized as the Company supplies vadadustat to Vifor Pharma using a proportional performance method.
Vifor Pharma agreed to a lock-up restriction such that it agreed not to sell the Shares for a period of time following the effective date of the Investment Agreement as well as a customary standstill agreement. In addition, the Investment Agreement contains voting agreements made by Vifor Pharma with respect to the Shares. The Shares have not been registered pursuant to the Securities Act, and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

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

License Agreement with Panion & BF Biotech, Inc.
As a result of the Merger, the Company had a license agreement, which was amended from time to time, with Panion & BF Biotech, Inc., or Panion, under which Keryx, the Company’s wholly owned subsidiary, was the contracting party, or the Panion License Agreement, pursuant to which Keryx in-licensed the exclusive worldwide rights, excluding certain Asian-Pacific countries, or the Licensor Territory, for the development and commercialization of ferric citrate.
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
The Company recognized royalty payments due to Panion of approximately $2.8 million and $2.6 million during the three months ended June 30, 2020 and 2019, respectively, and approximately $5.3 million and $4.7 million during the six months ended June 30, 2020 and 2019, respectively, relating to the Company’s sales of Auryxia in the United States and JT and Torii’s net sales of Riona in Japan, as the Company is required to pay a mid-single digit percentage of net sales of ferric citrate in the Company’s licensed territories to Panion under the terms of the Panion Amended License Agreement.

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
Ferric citrate hydrate is currently approved by the Japanese Ministry of Health, Labour and Welfare for manufacturing and marketing in Japan for the treatment of hyperphosphatemia in patients with CKD. Ferric citrate hydrate is being marketed in Japan by Torii, under the brand name Riona. During the three months ended June 30, 2020, JT and Torii announced the filing of a supplemental NDA with the Pharmaceuticals and Medical Devices Agency seeking an additional indication for Riona to treat adult patients with IDA in Japan. The Company is eligible to receive royalty payments based on a tiered double-digit percentage of net sales of Riona in Japan escalating up to the mid-teens, subject to certain reductions upon expiration or termination of the Amended and Restated License Agreement between Keryx and Panion, by which Keryx in-licensed the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and commercialization of ferric citrate. The Company is entitled to receive up to an additional $55.0 million upon the achievement of certain annual net sales milestones.
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
The Company recognized license revenue of $1.7 million and $1.5 million during the three months ended June 30, 2020 and 2019, respectively, and $2.9 million and $2.7 million during the six months ended June 30, 2020 and 2019, respectively, related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.

5.Business Combination

On December 12, 2018, the Company completed the Merger with Keryx. Keryx’s proprietary product, Auryxia, is approved by the FDA for two indications: (1) the control of serum phosphorus levels in adult patients with DD-CKD, or the Hyperphosphatemia Indication and (2) the treatment of iron deficiency anemia in adult patients with NDD-CKD, or the IDA Indication.

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

As part of the purchase price allocation, the Company identified developed product rights for Auryxia as the primary intangible asset. The fair value of the developed product rights for Auryxia was determined using the multi-period excess earnings method which is a variation of the income approach, and is a valuation technique that provides an estimate of the fair value of an asset based on the principle that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable to the asset, after taking charges for the use of other assets employed by the business. Key estimates and assumptions used in this model were projected revenues and expenses related to the asset, estimated contributory asset charges, and a risk-adjusted discount rate of 20.0% used to calculate the present value of the future expected cash inflows from the asset. The intangible asset is being amortized on a straight-line basis over its estimated useful life, which at the time of the Merger was estimated to be nine years. During the second quarter of 2020, the Company identified indicators of impairment related to the developed product rights for Auryxia and recorded an impairment charge of $115.5 million and made a corresponding adjustment to the estimated useful life of the developed product rights for Auryxia from nine years to seven years (see Note 9 for additional information).

The Company also identified an executory contract in the supply agreement between Keryx and BioVectra Inc., or BioVectra, which includes future firm purchase commitments. This executory contract was deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast and as such, the Company recorded a liability in purchase accounting. As of the acquisition date, the fair value of the off-market element was $29.5 million. During the second quarter of 2020, the Company recorded an $11.0 million increase to the liability for excess purchase commitments and a corresponding charge to cost of goods sold (see Note 14 for additional information).

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

6.Available For Sale Securities

Cash, cash equivalents, and available for sale securities at June 30, 2020 and December 31, 2019 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2020
Cash and cash equivalents	$245,406	$—	$—	$245,406
Available for sale securities:
U.S. government debt securities	$49,952	$—	$(9)	$49,943
Total available for sale securities	$49,952	$—	$(9)	$49,943
Total cash, cash equivalents, and available for sale securities	$295,358	$—	$(9)	$295,349

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2019
Cash and cash equivalents	$147,449	$—	$—	$147,449
Available for sale securities:
Certificates of deposit	$245	$—	$—	$245
Total available for sale securities	$245	$—	$—	$245
Total cash, cash equivalents, and available for sale securities	$147,694	$—	$—	$147,694

The estimated fair value of the Company’s available for sale securities balance at June 30, 2020, by contractual maturity, was as follows (in thousands):

Due in one year or less	$49,943
Due after one year	—
Total available for sale securities	$49,943

There were no realized gains or losses on available for sale securities for the three and six months ended June 30, 2020 and 2019. The following table summarizes the Company’s available for sale securities that were in a continuous unrealized loss position, but were not deemed to be other-than temporarily impaired, as of June 30, 2020:

	Unrealized Loss for Less Than 12 Months		Unrealized Loss for 12 Months or More		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2020
Available for sale securities:
U.S. government debt securities	$(9)	$49,943	$—	$—	$(9)	$49,943
Total	$(9)	$49,943	$—	$—	$(9)	$49,943

There were five securities as of June 30, 2020, that were in an unrealized loss position. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investment. As of June 30, 2020, the Company does not intend to sell these securities and it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis, which may be at maturity. The unrealized loss was determined to be non-credit related and was recognized in other comprehensive loss in the Company's unaudited condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2020. As such, the Company did not recognize any credit losses during the three and six months ended June 30, 2020. Additionally, the Company did not have any available for sale securities that were in an unrealized loss position as of December 31, 2019.

7.Fair Value of Financial Instruments

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

Assets measured or disclosed at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2020
Assets:
Cash and cash equivalents	$245,406	$—	$—	$245,406
U.S. government debt securities	—	49,943	—	49,943
	$245,406	$49,943	$—	$295,349
Liabilities:
Derivative liability	$—	$—	$1,890	$1,890
	$—	$—	$1,890	$1,890

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2019
Assets:
Cash and cash equivalents	$147,449	$—	$—	$147,449
Certificates of deposit	—	245	—	245
	$147,449	$245	$—	$147,694
Liabilities:
Derivative liability	$—	$—	$1,650	$1,650
	$—	$—	$1,650	$1,650

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

The events of default include maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia starting in the fourth quarter of 2020. The Company recorded a derivative liability related to the Company’s Loan Agreement with Pharmakon of $1.9 million and $1.7 million as of June 30, 2020 and December 31, 2019, respectively. The Company classified the derivative liability as a non-current liability on the unaudited condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019. The estimated fair value of the derivative liability on both June 30, 2020 and December 31, 2019 was determined using a scenario-based approach and discounted cash flow model that includes principal and interest payments under various scenarios involving clinical development success for vadadustat and various cash flow assumptions. Probabilities surrounding clinical development success were derived using industry benchmarks. Should the Company’s assessment of the probabilities around these scenarios change, including for changes in market conditions, there could be a change to the fair value of the derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2019	$1,650
Change in fair value of derivative liability, recorded as other expense	90
Balance at Balance at March 31, 2020	$1,740
Change in fair value of derivative liability, recorded as other expense	150
Balance at June 30, 2020	$1,890

The Company had no other assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2020 and December 31, 2019.

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

8.Inventory

The components of inventory, inclusive of step-up as a result of bringing Keryx’s inventory onto Akebia’s books at fair value in connection with the Merger, are summarized as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Raw materials	$2,078	$2,278
Work in process	101,641	137,858
Finished goods	38,636	42,096
Total inventory	$142,355	$182,232

Long-term inventory, which primarily consists of raw materials and work in process, is included in other assets in the Company’s unaudited condensed consolidated balance sheets.

	June 30, 2020	December 31, 2019
	(in thousands)
Balance Sheet Classification:
Inventory	$104,603	$116,349
Other assets	37,752	65,883
Total inventory	$142,355	$182,232

Inventory amounts written down as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold totaled $9.9 million and $10.1 million during the three and six months ended June 30, 2020, respectively, in addition to related step-up charges of $6.0 million during the three and six months ended June 30, 2020. Inventory write downs charged to cost of goods sold totaled $1.3 million and $3.0 million during the three and six months ended June 30, 2019, respectively, in addition to related step-up charges of $1.9 million and $2.8 million during the three and six months ended June 30, 2019, respectively. The increase for the three and six months ended June 30, 2020 was primarily related to the write-down of inventory associated with specific lots of Auryxia because it was determined that these lots were not manufactured in conformance with the FDA's GMP guidance relating to validation.

If future sales of Auryxia are lower than expected, the Company may be required to write-down the value of such inventories. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of sales in the unaudited condensed consolidated statement of operations.

9.Intangible Assets and Goodwill
Intangible Assets

The following table presents the Company’s intangible assets at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Gross Carrying Value	Accumulated Amortization	ASC 842 Adjustment	Total	Estimated useful life
Acquired intangible assets:
Developed product rights for Auryxia	$213,603	$(56,119)	—	$157,484	7 years
Favorable lease	545	(5)	(540)	—	N/A
Total	$214,148	$(56,124)	$(540)	$157,484

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	ASC 842 Adjustment	Total	Estimated useful life
Acquired intangible assets:
Developed product rights for Auryxia	$329,130	$(37,918)	—	$291,212	9 years
Favorable lease	545	(5)	(540)	—	N/A
Total	$329,675	$(37,923)	$(540)	$291,212

On December 12, 2018, the Company completed the Merger, whereby it acquired certain definite-lived intangible assets, including the developed product rights for Auryxia and a favorable lease. The Company amortizes its definite-lived intangible assets acquired as part of the Merger using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life. As a result of the adoption of ASC 842 on January 1, 2019, the Company reclassed the remaining balance of the favorable lease intangible asset into the operating lease asset. The Company recorded $9.1 million in amortization expense related to the developed product rights for Auryxia during each of the three months ended June 30, 2020 and 2019 and $18.2 million during each of the six months ended June 30, 2020 and 2019. Estimated future amortization expense for the intangible asset as of June 30, 2020 is as follows (in thousands):

Total
2020	$14,317
2021	28,633
2022	28,634
2023	28,633
2024	28,634
Thereafter	28,633
$157,484

Auryxia Intangible Asset Impairment

In the second quarter of 2020, in connection with a routine business review, the Company reduced its short-term and long-term Auryxia revenue forecast. This reduction was primarily driven by the compounding impact of the September 2018 CMS decision that rescinded Medicare Part D coverage of Auryxia for the IDA Indication and the related imposition by CMS of a prior authorization requirement for Auryxia for the Hyperphosphatemia Indication. As a result, the Company determined indicators of impairment existed for the developed product rights for Auryxia and performed an undiscounted cash flow analysis pursuant to ASC 360-10, Impairment or Disposal of Long-lived Assets, to determine if the cash flows expected to be generated by the Auryxia asset group over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the Auryxia asset group. Based on this analysis, the undiscounted cash flows were not sufficient to recover the carrying value of the Auryxia asset group. As a result, the Company was required to perform Step 3 of the impairment test to determine the fair value of the Auryxia asset group.

To estimate the fair value, the Company performed a business enterprise valuation for the Auryxia asset group using the income approach, which is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Key estimates and assumptions used in the valuations included projected revenues and expenses related to the asset, estimated contributory asset charges, and a risk-adjusted discount rate of 9.5% to calculate the present value of the future expected cash inflows. The Company believes its assumptions are consistent with the plans and estimates that a market participant would use to manage the business. The discount rates used are intended to reflect the risks inherent in future cash flow projections and were based on an estimate of the weighted average cost of capital, or WACC, of market participants relative to the Auryxia asset group.

As a result of this analysis, the fair value of the Auryxia asset group was below its carrying value, and the Company recorded an impairment charge of $115.5 million during the three months ended June 30, 2020 and made a corresponding adjustment to the estimated useful life of the developed product rights for Auryxia from nine years to seven years. The impairment charge has been entirely allocated to the Company’s only intangible asset, the developed product rights for Auryxia, as all other long-lived assets had fair values that were either equal to or greater than their carrying value. Per ASC 360-10, the carrying amount of a long-lived asset of the group would not be reduced below its fair value. The Company believes its assumptions used to determine the fair value of the Auryxia asset group are reasonable. In the event the estimates and assumptions used in the valuation of the Auryxia asset group, including the forecasted projections, change in the future, additional impairment charges could be recorded in the future.

Goodwill

Goodwill was $55.1 million as of June 30, 2020 and December 31, 2019, derived as follows (in thousands):

Total Merger consideration	$527,754
Less: Fair value of identified acquired assets and liabilities, net	(472,701)
Goodwill	$55,053

The Company operates in one operating segment which the Company considers to be the only reporting unit. Goodwill is evaluated at the reporting unit level for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. There were no impairments of goodwill during either of the three and six months ended June 30, 2020 or 2019, respectively.

10.Accrued Expenses

Accrued expenses as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Accrued clinical	$63,046	$61,815
Product revenue allowances	40,975	30,552
Accrued payroll	9,486	12,604
MTPC - Supply of Validation Drug Product	6,441	—
Lease liability	5,206	4,989
Royalties	2,815	2,713
Accrued commercial manufacturing	2,676	2,680
Professional fees	1,747	3,444
Accrued severance	712	725
Accrued other	9,728	9,549
Total accrued expenses	$142,832	$129,071

11.Debt

Future principal payments on the Term Loans (as defined below) as of June 30, 2020 are as follows (in thousands):

Principal Payments
(in thousands)
2020	$—
2021	—
2022	7,140
2023	30,354
2024	42,506
Thereafter	—
Total before unamortized discount and issuance costs	80,000
Less: unamortized discount and issuance costs	(3,662)
Total term loans	$76,338

Term Loans
On November 11, 2019, the Company, with Keryx as guarantor, entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, pursuant to which term loans in an aggregate principal amount of $100.0 million are made available to the Company in two tranches, subject to certain terms and conditions, or the Term Loans. BioPharma Credit PLC subsequently transferred its interest in the term loans, solely in its capacity as a lender, to its affiliate, BPCR Limited Partnership. The Collateral Agent and BPCR Limited Partnership are collectively referred to as Pharmakon. The first tranche of $80.0 million, or Tranche A, was drawn on November 25, 2019, or the Tranche A Funding Date. The second tranche, available until December 31, 2020, allows the Company to borrow, at its option, an additional $20.0 million, or Tranche B, subject to the satisfaction of customary conditions. The date on which Tranche B is drawn, the Tranche B Funding Date, and each of the Tranche A Funding Date and the Tranche B Funding Date, a Funding Date.

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

The Loan Agreement contains customary representations, warranties, events of default and covenants of the Company and its subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia starting in the fourth quarter of 2020. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of June 30, 2020 and December 31, 2019, the Company determined that no events of default had occurred.

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

The fair value of the derivative liability related to the Company’s Loan Agreement with Pharmakon was $1.9 million and $1.7 million as of June 30, 2020 and December 31, 2019, respectively. The Company classified the derivative liability as a non-current liability on the unaudited condensed consolidated balance sheet as of June 30, 2020.

During the three and six months ended June 30, 2020, the Company recognized approximately $2.2 million and $4.4 million, respectively, of interest expense related to the Loan Agreement.

12.Warrant

In connection with the Janssen Agreement, in February 2017 the Company issued a warrant to purchase 509,611 shares of the Company’s common stock at an exercise price of $9.81 per share. The warrant was fully vested upon issuance and is exercisable in whole or in part, at any time prior to February 9, 2022. The warrant satisfied the equity classification criteria of ASC 815, and is therefore classified as an equity instrument. The fair value at issuance of $3.4 million was calculated using the Black Scholes option pricing model and was charged to research and development expense as it represented consideration for a license for which the underlying intellectual property was deemed to have no alternative future use. As of June 30, 2020, the warrant remains outstanding and expires on February 9, 2022.

13.Stockholders’ Equity
Authorized and Outstanding Capital Stock
On June 5, 2020, the Company filed a Certificate of Amendment to its Ninth Amended and Restated Certificate of Incorporation, or its Charter, to increase the number of authorized shares of common stock from 175,000,000 to 350,000,000. As of June 30, 2020, the authorized capital stock of the Company included 350,000,000 shares of common stock, par value $0.00001 per share, of which 143,129,409 and 121,674,568 shares were issued and outstanding at June 30, 2020 and December 31, 2019, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which no shares were issued and outstanding at June 30, 2020 and December 31, 2019.
At-the-Market Facility
On November 12, 2019, the Company entered into an Amended and Restated Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. for the offer and sale of common stock at the then current market prices in amounts to be determined from time to time. Also, on November 12, 2019, the Company filed a prospectus supplement pursuant to which it was able to offer and sell up to $75.0 million its common stock at the then current market prices from time to time. In December 2019, the Company commenced sales under this program. Through December 31, 2019, the Company sold 2,684,392 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $16.8 million. During the three months ended March 31, 2020, the Company sold 7,973,967 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $56.7 million. On March 12, 2020, the Company filed an additional prospectus supplement, pursuant to which it is able to offer and sell up to $65.0 million in its common stock at current market prices from time to time. During the three and six months ended June 30,

2020 and through the date of this Quarterly Report on Form 10-Q, the Company did not sell any shares of common stock pursuant to the March 12, 2020 prospectus supplement.
Equity Offering
On May 14, 2020, the Company sold 11,000,000 shares of its common stock in a public offering at a price to the public of $12.00 per share. The aggregate net proceeds received by the Company from the offering were $123.8 million, net of underwriting discounts and commissions and offering expenses payable by the Company. Additionally, on May 19, 2020, the underwriters exercised their option to purchase an additional 1,650,000 shares of the Company's common stock at the public offering price of $12.00 per share. The aggregate net proceeds received by the Company from the underwriters' exercise of their option were $18.6 million, net of underwriting discounts and commissions and offering expenses payable by the Company. The total aggregate net proceeds received by the Company from the public offering, including the underwriters' exercise of their option, were $142.4 million.
Equity Plans
On February 28, 2014, the Company’s Board of Directors adopted its 2014 Incentive Plan and its 2014 Employee Stock Purchase Plan, or the 2014 ESPP, which were subsequently approved by its shareholders and became effective upon the closing of the Company’s initial public offering on March 25, 2014. The Company’s 2014 Incentive Plan was subsequently amended on December 11, 2018, which amendment did not require shareholder approval. The Company’s 2014 Incentive Plan, as amended, is referred to as the 2014 Plan. The 2014 Plan replaced the Company’s Amended and Restated 2008 Equity Incentive Plan, or the 2008 Plan; however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. On June 6, 2019, the Company’s shareholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or the ESPP. In May 2016, the Company’s Board of Directors approved an inducement award program that was separate from the Company’s equity plans and which, consistent with Nasdaq Listing Rule 5635(c)(4), did not require shareholder approval, or the Inducement Award Program. During the six months ended June 30, 2020, the Company granted 786,750 options to purchase shares of the Company’s common stock to new hires under the Inducement Award Program, of which all 786,750 options to purchase Akebia Shares remained outstanding at June 30, 2020.
The 2014 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, RSUs, performance awards and other awards convertible into or otherwise based on shares of the Company’s common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1 of each calendar year, by an amount equal to three percent (3%) of the number of Akebia Shares outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31, or the 2014 Plan Evergreen Provision. The Company’s Board of Directors may act prior to January 1 of any year to provide that there will be no automatic increase in the number of Akebia Shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). On December 12, 2018, in connection with the consummation of the Merger, the Company assumed outstanding and unexercised options to purchase Keryx Shares, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, under the following Keryx equity plans, or the Keryx Equity Plans: the Keryx 1999 Share Option Plan, the Keryx 2004 Long-Term Incentive Plan, the Keryx 2007 Incentive Plan, the Keryx Amended and Restated 2013 Incentive Plan, and the Keryx 2018 Equity Incentive Plan, or the Keryx 2018 Plan. In addition, the number of Keryx Shares available for issuance under the Keryx 2018 Plan, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, may be used for awards granted by the Company under its 2014 Plan, or the Assumed Shares, provided that the Company uses the Assumed Shares for individuals who were not employees or directors of the Company prior to the consummation of the Merger. During the six months ended June 30, 2020, the Company granted 1,714,800 options to purchase Akebia Shares to employees under the 2014 Plan, 786,750 options to purchase Akebia Shares to employees under the Inducement Award Program, 2,367,500 Akebia RSUs to employees under the 2014 Plan, 479,000 Akebia PSUs to employees under the 2014 plan, 220,900 options to purchase Akebia Shares to directors under the 2014 Plan, and 95,900 Akebia RSUs to directors under the 2014 Plan.
The ESPP provides for the issuance of options to purchase shares of the Company’s common stock to participating employees at a discount to their fair market value. As noted above, the Company’s stockholders approved the ESPP, which amended and restated the Company’s 2014 ESPP, on June 6, 2019. The maximum aggregate number of shares at June 30, 2020 of the Company’s common stock available for future issuance under the ESPP is 5,600,968. Under the ESPP, each offering period is six months, at the end of which employees may purchase shares of the Company’s common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of eighty-five percent (85%) of the closing price of the Company’s common stock at the beginning or end of the offering period.
Shares Reserved for Future Issuance
The Company has reserved for future issuance the following number of shares of common stock:

	June 30, 2020	December 31, 2019
Common stock options and RSUs outstanding (1)	16,032,074	12,195,031
Shares available for issuance under Akebia equity plans (2)	2,784,253	2,983,256
Warrant to purchase common stock	509,611	509,611
Shares available for issuance under the ESPP (3)	5,600,968	5,715,992
Total	24,926,906	21,403,890

(1)Includes awards granted under the 2014 Plan and the Inducement Award Program and awards issued in connection with the Merger.
(2)On January 1, 2020, January 1, 2019 and January 1, 2018, the shares reserved for future grants under the 2014 Plan increased by 4,031,376, 3,801,198 and 1,575,329 shares, respectively, pursuant to the 2014 Plan Evergreen Provision. On December 12, 2018, the shares reserved for future grants under the 2014 Plan increased by 2,323,213 shares as a result of the Company’s addition of the Assumed Shares to the 2014 Plan. On January 30, 2019, the Company’s Board of Directors approved 3,150,000 shares for issuance as option awards in fiscal year 2019 under the Inducement Award Program.
(3)On June 6, 2019, the shares reserved for future issuance under the ESPP increased by 5,200,000 shares upon shareholder approval of the Amended and Restated 2014 Employee Stock Purchase Plan. On February 28, 2018 and February 28, 2017, the shares reserved for future issuance under the 2014 ESPP remained unchanged. There were no increases in the shares reserved for future issuance pursuant to the evergreen provision under the ESPP in 2017 and 2018 as the maximum aggregate number of shares available for purchase under the 2014 ESPP had reached its cap of 739,611 on February 28, 2016.
Stock-Based Compensation
Stock Options
Service-Based Stock Options
On February 28, 2020, as part of the Company’s annual grant of equity, the Company issued 1,714,800 stock options to employees. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. Options granted by the Company vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options generally expire ten years after the date of grant. The Company recorded approximately $2.4 million and $1.1 million of stock-based compensation expense related to stock options during the three months ended June 30, 2020 and 2019, respectively, and approximately $4.0 million and $2.2 million during the six months ended June 30, 2020 and 2019, respectively.
Performance-Based Stock Options
On December 12, 2018, pursuant to the Merger Agreement, each outstanding and unexercised performance-based option to acquire Keryx Shares granted under a Keryx equity plan converted into a service-based option or performance-based option to acquire Akebia Shares, with the number of shares and exercise price adjusted by the Exchange Multiplier. As a result, the Company issued 233,954 performance-based options related to the Merger. The Company did not have any performance-based options outstanding in fiscal year 2018 prior to the Merger. The Company did not issue any performance-based options during the six months ended June 30, 2020 and 2019. As of June 30, 2020, the Company had no performance-based options outstanding compared to 46,790 performance-based options outstanding at December 31, 2019. The potential range of shares issuable pursuant to the Company’s performance-based options range from 0% to 100% of the target shares based on financial measures. Performance-based options vest up to 50% upon achievement of performance condition and up to 50% one year following achievement of the performance condition.
Restricted Stock Units
Service-Based Restricted Stock Units
On February 28, 2020, as part of the Company’s annual grant of equity, the Company issued 2,268,000 restricted stock units, or RSUs, to employees. In addition, the Company occasionally issues RSUs not in connection with the annual grant process to employees. Generally, RSUs granted by the Company vest in one of the following ways: (i) 100% of each RSU grant vests on either the first or the third anniversary of the grant date, (ii) one third of each RSU grant vests on the first, second and third anniversaries of the grant date, subject, in each case, to the individual’s continued service through the applicable vesting date, or (iii) 50% of each RSU grant vests on the first anniversary and 25% of each RSU grant vests in 6 months increment after the one year anniversary of the grant date. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized on a straight-line basis over the vesting period. The Company recorded approximately $4.2 million and $1.2 million of stock-based compensation expense related to employee RSUs during the three months ended June 30, 2020 and 2019, respectively, and approximately $7.2 million and $2.1 million during the six months ended June 30, 2020 and 2019, respectively.
Performance-Based Restricted Stock Units
On February 28, 2020, as part of the Company’s annual grant of equity, the Company issued 479,000 performance-based restricted stock units, or PSUs, to the Company’s executives. The PSUs granted by the Company vest in connection with the achievement of specified commercial and regulatory milestones. The PSUs also feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized over time based on the probability of meeting such commercial and regulatory milestones. The Company recorded approximately $0.2 million and $0 of stock-based compensation expense related to employee PSUs during the three months ended June 30, 2020 and 2019, respectively, and approximately $0.3 million and $0 during the six months ended June 30, 2020 and 2019, respectively.
Employee Stock Purchase Plan
The first offering period under the ESPP opened on January 2, 2015. The Company issued 115,024 shares during the six months ended June 30, 2020. The Company recorded approximately $0.2 million and $43,000 of stock-based compensation expense related to the ESPP during the three months ended June 30, 2020 and 2019, respectively, and approximately $0.3 million and $0.1 million during the six months ended June 30, 2020 and 2019, respectively.
Compensation Expense Summary
The Company has classified its stock-based compensation expense related to share-based awards as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)		(in thousands)
Research and development	$1,716	$684	$3,258	$1,562
Selling, general and administrative	5,148	1,600	8,522	2,816
Total	$6,864	$2,284	$11,780	$4,378

Compensation expense by type of award:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)		(in thousands)
Stock options	$2,366	$1,073	$3,983	$2,185
Restricted stock units	4,344	1,168	7,486	2,102
Employee stock purchase plan	154	43	311	91
Total	$6,864	$2,284	$11,780	$4,378

14.Commitments and Contingencies
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

The term of the Cambridge Lease with respect to the office space expires on September 11, 2026, with one five-year extension option available. The term of the Cambridge Lease with respect to the lab space expires on November 30, 2021, with an extension option for one additional period of two years. The term of the Boston Lease office space expires on February 28, 2023, with an extension option for one additional five-year extension option available. The renewal options in the Company’s real estate leases were not included in the calculation of the operating lease assets and operating lease liabilities as the renewal is not reasonably certain. The lease agreements do not contain residual value guarantees. Operating lease costs were $1.6 million for each of the three months ended June 30, 2020 and 2019 and $3.3 million for each of the six months ended June 30, 2020 and 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $1.8 million and $1.7 million for the three months ended June 30, 2020 and 2019, respectively, and $3.5 million and $3.4 million for the six months ended June 30, 2020 and 2019, respectively.

In September 2019, Keryx entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc., or Foundation. The sublease is subject and subordinate to the Boston Lease between Keryx and the landlord. The term of the sublease commenced on October 16, 2019, upon receipt of the required consent from the landlord for the sublease agreement, and expires on February 28, 2023. Foundation is obligated to pay Keryx rent that approximates the rent due from Keryx to its landlord with respect to the Boston Lease. Sublease rental income is recorded to other income. Keryx continues to be obligated for all payment terms pursuant to the Boston Lease, and the Company will guaranty Keryx’s obligations under the sublease. Keryx recorded $0.5 million and $0.9 million in sublease rental income from Foundation during the three and six months ended June 30, 2020, respectively.

The Company has not entered into any material short-term leases or financing leases as of June 30, 2020.

The total security deposit in connection with the Cambridge Lease is $1.6 million as of June 30, 2020. Additionally, the Company recorded $0.8 million for the security deposit under the Boston Lease. Both the Cambridge Lease and the Boston Lease have their security deposits in the form of a letter of credit, all of which are included in prepaid expenses and other current assets in the Company’s unaudited condensed consolidated balance sheets as of June 30, 2020.

As of June 30, 2020, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter are as follows:

	Operating Leases	Lease Payments to be Received from Sublease	Net Operating Lease Payments
	(in thousands)
Remaining 2020	$3,068	$888	$2,180
2021	7,064	1,797	5,267
2022	6,735	1,824	4,911
2023	5,347	307	5,040
2024	5,116	—	5,116
Thereafter	8,818	—	8,818
Total	$36,148	$4,816	$31,332

In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 5.91% to 6.94%, which were based on the remaining lease term at the date of adoption of ASC 842, which was January 1, 2019. As of June 30, 2020, the remaining lease terms ranged from 1.42 years to 6.20 years. As of June 30, 2020, the following represents the difference between the remaining undiscounted minimum rental commitments under non-cancelable leases and the operating lease liabilities:

Operating Leases
(in thousands) Total
Undiscounted minimum rental commitments	$36,148
Present value adjustment using incremental borrowing rate	(6,079)
Operating lease liabilities	$30,069

Manufacturing Agreements
As part of the Merger, the Company retained Keryx’s commercial supply agreements with BioVectra and Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.

Pursuant to the Manufacture and Supply Agreement with BioVectra and the Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the BioVectra Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. In addition, the BioVectra Agreement contained contingent milestone payments for capital developments in connection with construction of an expansion of the site of the BioVectra production facility for the manufacture of drug substance for Auryxia. These milestone payments were achieved by BioVectra and fully recorded prior to the Merger. These milestone payments are recorded in other assets and amortized into drug substance as inventory is released to the Company. The term of the BioVectra Agreement expires in late 2026, after which, it automatically renews for specified terms until terminated. The Company may terminate the BioVectra Agreement prior to the expiration of the contract term, which could result in early termination fee. As of June 30, 2020, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $127.0 million through the end of the contract term.

As part of purchase accounting, the Company identified an executory contract in the BioVectra Agreement, which includes future firm purchase commitments. This executory contract was deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. As a result, the Company recorded a liability of $29.5 million in purchase accounting as of the acquisition date for the fair value of the off-market element. In the second quarter of 2020, in connection with the reduced short-term and long-term Auryxia revenue forecast discussed in Note 9, the Company increased its liability for excess purchase commitments by $11.0 million for a total liability of $41.5 million and recorded a corresponding charge to cost of goods sold. Additionally, through June 30, 2020, the Company recorded $1.0 million in accretion expense related to the present value discount associated with this liability.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, or the Siegfried Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. The term of the Siegfried Agreement expires on December 31, 2021, after which, it automatically renews for one year terms until terminated. The Siegfried Agreement provides for certain termination rights prior to December 31, 2021 for the Company. As of June 30, 2020, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $51.8 million through the year ending December 31, 2021.

On April 9, 2019, the Company entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement includes the terms and conditions under which Esteve will manufacture vadadustat drug substance, or API, for commercial use. Pursuant to the Esteve Agreement, the Company provides rolling forecasts to Esteve on a quarterly basis, or the Esteve Forecast. The Esteve Forecast reflects the Company’s needs for API produced by Esteve over a certain number of months, represented as a quantity of API per calendar quarter. The parties have agreed to a volume-based pricing structure under the Esteve Agreement. The Esteve Agreement has an initial term of four years, beginning April 9, 2019 and ending April 9, 2023. As of June 30, 2020, the Company had a minimum commitment with Esteve for $13.6 million through the second quarter of 2021. Subsequent to June 30, 2020, the minimum commitment with Esteve increased to $23.9 million through the third quarter of 2021.

On March 11, 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement. The Patheon Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use. Pursuant to the Patheon Agreement, the Company provides Patheon a long-term forecast on an annual basis, as well as short-term forecasts on a quarterly basis, or the Patheon Forecast. The Patheon Forecast reflects the Company’s needs for commercial supply of vadadustat drug product produced by Patheon, represented as a quantity of drug product per calendar quarter. The parties have agreed to a volume-based pricing structure under the Patheon Agreement. The Patheon Agreement has an initial term beginning March 11, 2020 and ending June 30, 2023. As of June 30, 2020, the Company had a minimum commitment with Patheon for $0.4 million through the fourth quarter of 2020. Subsequent to June 30, 2020, the minimum commitment with Patheon increased to $1.3 million through the third quarter of 2021.

On April 2, 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, or the WuXi STA Agreement. The WuXi STA Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat API for commercial use. Pursuant to the WuXi STA Agreement, the Company provides rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA Forecast. The WuXi STA Forecast reflects the Company’s needs for API produced by WuXi STA over a certain number of months, represented as a quantity of API per calendar quarter. The parties have agreed to a volume-based pricing structure under the WuXi STA Agreement. The WuXi STA Agreement has an initial term of four years, beginning April 2, 2020 and ending April 2, 2024. There were no minimum commitments under the WuXi STA Agreement as of June 30, 2020. Subsequent to June 30, 2020, the Company has a minimum commitment with WuXi STA for $44.7 million through the fourth quarter of 2021.

Other Third Party Contracts
Under the Company’s agreement with IQVIA to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of June 30, 2020 were approximately $23.2 million, of which Otsuka reimburses a significant portion back to the Company. The estimated period of substantive performance for the committed work with IQVIA is through the end of 2020. The Company also contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $68.1 million at June 30, 2020. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

Litigation and Related Matters
From time to time, the Company may become subject to legal proceedings and claims which arise in the ordinary course of its business. Consistent with ASC 450, Contingencies, the Company’s policy is to record a liability if a loss in a significant legal dispute is considered probable and an amount can be reasonably estimated. The Company provides disclosure when a loss in excess of any reserve is reasonably possible, and if estimable, the Company discloses the potential loss or range of possible loss. Significant judgment is required to assess the likelihood of various potential outcomes and the quantification of loss in those scenarios. The Company’s estimates change as litigation progresses and new information comes to light. Changes in Company estimates could have a material impact on the Company’s results and financial position. As of June 30, 2020, the Company does not have any significant legal disputes that require a loss liability to be recorded. The Company continually monitors the need for a loss liability for litigation and related matters.

15.Net Loss per Share

The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	As of June 30,
	2020	2019
Warrant	509,611	509,611
Outstanding stock options	9,632,240	7,779,744
Unvested restricted stock units	6,399,834	1,937,822
Total	16,541,685	10,227,177

16. Subsequent Events

On July 15, 2020, the Company and its collaboration partner MTPC entered into a supply agreement, or the MTPC Supply Agreement. The MTPC Supply Agreement includes the terms and conditions under which the Company will supply vadadustat drug product to MTPC for commercial use in Japan and certain other Asian countries, as contemplated by the MTPC Agreement, which is further described in Note 4 (License, Collaboration and Other Significant Agreements).

Pursuant to the MTPC Supply Agreement, MTPC will provide a rolling forecast, or the MTPC Forecast, to the Company on a quarterly basis. The MTPC Forecast will reflect MTPC’s needs for vadadustat drug product over a certain number of months, represented as a quantity of vadadustat drug product per calendar quarter. MTPC will make an up-front payment for a certain percentage of each batch of vadadustat drug product ordered.

The term of the MTPC Supply Agreement will exist throughout the term of the MTPC Agreement, and the termination provisions of the MTPC Agreement govern termination of the MTPC Supply Agreement. The MTPC Supply Agreement includes customary indemnification, intellectual property protection, confidentiality, remedies, and warranty terms, as well as certain quality requirements.

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

Business Overview
We are a biopharmaceutical company with the purpose of bettering the lives of people living with kidney disease. Our portfolio includes a late-stage product candidate and a commercial product:
•Vadadustat is an oral hypoxia-inducible factor prolyl hydroxylase inhibitor, or HIF-PHI, in global Phase 3 development for two indications: (1) anemia due to chronic kidney disease, or CKD, in adult patients on dialysis, or DD-CKD, and (2) anemia due to CKD in adult patients not on dialysis, or NDD-CKD. We believe vadadustat has the potential to set a new oral standard of care for patients with anemia due to CKD, subject to regulatory approval. Vadadustat is designed to mimic the physiologic effect of altitude on oxygen availability. At higher altitudes, the body responds to lower oxygen availability with stabilization of hypoxia-inducible factor, or HIF, which can lead to red blood cell, or RBC, production and improved oxygen delivery to tissues. Vadadustat is not approved by the U.S. Food and Drug Administration (FDA) or any regulatory authority for use with the exception of Japan’s Ministry of Health, Labour and Welfare (MHLW). In Japan, vadadustat is approved as a treatment for anemia due to CKD in both DD-CKD and NDD-CKD adult patients, under the trade name VAFSEO.
•Auryxia® (ferric citrate) is approved and marketed in the United States for two indications: (1) the control of serum phosphorus levels in adult patients with DD-CKD, or the Hyperphosphatemia Indication, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with NDD-CKD, or the IDA Indication. Ferric citrate is also approved and marketed in Japan as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, under the trade name Riona® (ferric citrate hydrate).

Vadadustat
In the second quarter of 2020, we announced positive top-line results from INNO2VATE, the first of our two global Phase 3 cardiovascular outcomes programs. At that time, we also announced that we had significantly advanced PRO2TECT, the second of our two global Phase 3 cardiovascular outcomes programs, and achieved the target number of major adverse cardiovascular events, or MACE, for the study. More recently, in August 2020, we announced database lock for PRO2TECT and plans to report top-line data in early September 2020.
Top-line Results from Global Phase 3 INNO2VATE Program
The two INNO2VATE studies (Correction/Conversion and Conversion), which collectively enrolled 3,923 patients, evaluated the efficacy and safety of vadadustat versus darbepoetin alfa for the treatment of anemia due to CKD in adult patients on dialysis.

Vadadustat achieved the primary and key secondary efficacy endpoint in each of the two INNO2VATE studies, demonstrating non-inferiority to darbepoetin alfa as measured by a mean change in hemoglobin, or Hb, between baseline and the primary evaluation period (weeks 24 to 36) and secondary evaluation period (weeks 40 to 52). Vadadustat also achieved the primary safety endpoint of the INNO2VATE program, defined as non-inferiority of vadadustat versus darbepoetin alfa in time to first occurrence of MACE, which is the composite of all-cause mortality, non-fatal myocardial infarction, or non-fatal stroke across both INNO2VATE studies. Each analysis was measured against non-inferiority, or NI, margins agreed upon with the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA.

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

In INNO2VATE’s Correction/Conversion study of incident dialysis patients (n=369):
•Primary Efficacy Endpoint Result: Vadadustat was non-inferior to darbepoetin alfa. The least square mean difference in Hb was -0.31 g/dL (95% CI: -0.53, -0.10), achieving the pre-specified non-inferiority criterion of -0.75 g/dL. The mean (SD) Hb level at week 24 to week 36 was 10.36 (1.13) g/dL for vadadustat-treated patients compared to 10.61 (0.94) g/dL for darbepoetin alfa-treated patients.
•Key Secondary Efficacy Endpoint Result: Vadadustat sustained the target Hb efficacy response at weeks 40 to 52 achieving non-inferiority compared to darbepoetin alfa. The least square mean difference in Hb was -0.07 g/dL (95% CI: -0.34, 0.19). The mean (SD) Hb level at week 40 to week 52 was 10.51 (1.19) g/dL for vadadustat treated-patients compared to 10.55 (1.14) g/dL for darbepoetin alfa-treated patients.

In INNO2VATE’s Conversion study of dialysis patients (n=3,554):
•Primary Efficacy Endpoint Result: Vadadustat was non-inferior to darbepoetin alfa. The least square mean difference in Hb was -0.17 g/dL (95% CI: -0.23, -0.10), achieving the pre-specified non-inferiority criterion of -0.75 g/dL. The mean (SD) Hb level at week 24 to week 36 was 10.36 (1.01) g/dL for vadadustat-treated patients compared to 10.53 (0.96) g/dL for darbepoetin alfa-treated patients.
•Key Secondary Efficacy Endpoint Result: Vadadustat sustained efficacy in the Conversion study demonstrating non-inferiority to darbepoetin with a least square mean difference in Hb of -0.18 g/dL (95% CI: -0.25, -0.12). The mean (SD) Hb level at week 40 to week 52 was 10.40 (1.04) g/dL in the vadadustat-treated patients compared to 10.58 (0.98) g/dL for darbepoetin treated patients.

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

The INNO2VATE program (Correction/Conversion and Conversion studies) of dialysis patients (n=3,902):
•Vadadustat was non-inferior to darbepoetin alfa. The upper bound of the 95% confidence interval (CI) of the Hazard Ratio (HR) was below the pre-specified non-inferiority margin of 1.25 for primary MACE analysis (HR 0.96, 95% CI: 0.83, 1.11.). MACE is defined as the composite endpoint of all-cause mortality, non-fatal myocardial infarction, or non-fatal stroke.

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

Regulatory and Commercialization Strategy
We plan to file for regulatory approval in the United States and other regions upon successful completion of the global Phase 3 studies for vadadustat, which includes the PRO2TECT studies of vadadustat for the treatment of anemia due to CKD in NDD-CKD patients that we expect to read out in early September 2020, as previously disclosed. In connection with our plan to file for regulatory approval for vadadustat in the United States, we entered into a letter agreement on February 14, 2020, or the Letter Agreement, with Vifor (International) Ltd., or Vifor Pharma, relating to Vifor Pharma’s agreement with a third party to purchase a Priority Review Voucher, or the PRV, issued by the FDA subject to satisfaction of customary closing conditions, or the PRV Purchase. A PRV entitles the holder to priority review of a New Drug Application, or NDA, or a Biologics License Application, or BLA, for a new drug, which reduces the target FDA review time to six months after official acceptance of the submission, and could lead to expedited approval. Pursuant to the Letter Agreement, we paid Vifor Pharma $10.0 million in connection with the closing of the PRV Purchase. Vifor Pharma is obligated to retain all rights to, and maintain the validity of, the PRV until we and Vifor Pharma (a) enter into a definitive agreement setting forth the financial and other terms by which Vifor Pharma will assign the PRV to us for use with our planned NDA for vadadustat for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD patients, or (b) make a mutual decision to sell the PRV and share the proceeds based on certain terms.

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

Japan Approval

In June 2020, we announced the first regulatory approval of vadadustat for the treatment of anemia due to CKD in DD-CKD and NDD-CKD patients in Japan. Vadadustat will be marketed by our collaboration partner, MTPC, in Japan under the trade name VAFSEO. The regulatory approval triggered a $15.0 million regulatory milestone payment from MTPC to Akebia.

Study in COVID-19-Related Indication

In July 2020, we announced the initiation of an investigator-sponsored clinical study by The University of Texas Health Science Center at Houston, or UTHealth, in Houston, Texas, evaluating the use of vadadustat as a potential therapy to prevent and lessen the severity of acute respiratory distress syndrome, or ARDS, a complication of severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), or COVID-19, infection. The randomized, double-blind, placebo-controlled study is intended to evaluate the safety and efficacy of vadadustat in up to 300 adult patients who have been hospitalized due to COVID-19. Patients will be dosed with vadadustat or a placebo starting within 24 hours of hospital admission and continuing for up to 14 days. This study is being conducted under an FDA Investigational New Drug application with UTHealth as the study sponsor.

Auryxia

We market Auryxia in the United States with our well-established, nephrology-focused commercial organization. Our Japanese sublicensee, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona in Japan.

Auryxia is our only product approved for sale in the United States and it generated approximately $30.7 million and $29.1 million in revenue from U.S. product sales during the three months ended June 30, 2020 and 2019, respectively, and approximately $59.9 million and $52.2 million during the six months ended June 30, 2020 and 2019, respectively. We have funded our operations primarily through equity offerings, strategic collaborations, product revenues and debt.

Operating Overview
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $175.8 million and $58.2 million for the three months ended June 30, 2020 and 2019, respectively, and $236.5 million and $130.6 million for the six months ended June 30, 2020 and 2019, respectively. Substantially all of our net losses resulted from costs incurred in connection with our development efforts relating to vadadustat, including preparing for and conducting clinical studies of vadadustat, providing general and administrative support for these operations and protecting our intellectual property.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on revenue from commercial products, and our ability to obtain additional funding. We expect to continue to incur significant expenses if and as we:
•conduct our development program of vadadustat for the treatment of anemia due to CKD, including PRO2TECT and other ongoing or planned studies with respect to vadadustat, and develop plans for and conduct the preclinical and clinical development of any other potential product candidates;
•continue our commercialization activities for Auryxia and plan for the commercialization of vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired;
•continue our integration activities as a result of our merger, or the Merger, with Keryx Biopharmaceuticals, Inc., or Keryx;
•seek marketing approvals for our product candidates that successfully complete clinical studies, and maintain marketing approvals for Auryxia and any product candidate for which we obtain marketing approval, including complying with any post-marketing regulatory requirements;
•have our product candidates manufactured for clinical trials and for commercial sale;
•initiate any post-marketing approval studies, Phase 4 studies or any other clinical trials for Auryxia or any other product, including those that may be in-licensed or acquired;
•seek to discover additional product candidates;
•engage in transactions, including strategic, merger, collaboration, acquisition and licensing transactions, pursuant to which we would market and develop commercial products, or develop and commercialize other product candidates and technologies;
•make royalty, milestone or other payments under our license agreements and any future license agreements;
•maintain, protect and expand our intellectual property portfolio;
•attract and retain skilled personnel;

•continue to create additional infrastructure and expend additional resources to support our operations as a public company, including any additional infrastructure and resources necessary to support the transition from our prior status as an emerging growth company; and
•experience any delays or encounter issues with any of the above.

We have not generated, and may not generate, enough product revenue to realize net profits from product sales. We have no manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize contract research organizations, or CROs, to carry out our clinical development activities. If we obtain marketing approval for any of our product candidates, and as we continue to commercialize Auryxia, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect to finance future cash needs through product revenue, public or private equity or debt transactions, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. If we are unable to raise additional capital in sufficient amounts when needed or on attractive terms, we may not be able to pursue development and commercial activities related to expanded indications for current products and any additional products and product candidates. Any of these events could significantly harm our business, financial condition and prospects.

From inception through June 30, 2020, we raised approximately $693.7 million of net proceeds from the sale of equity including $519.8 million from various underwritten public offerings, $123.9 million from at-the-market offerings, or ATM offerings, pursuant to sales agreements with Cantor Fitzgerald & Co., and $50.0 million from the sale of 3,571,429 shares of common stock to Vifor Pharma. During the quarter ended June 30, 2020, we completed an underwritten public offering of our common stock with aggregate net proceeds of $142.4 million. During the quarter ended March 31, 2020, we raised $56.7 million of net proceeds from ATM offerings. In addition, on November 11, 2019, we entered into a loan agreement, or the Loan Agreement, with funds managed by Pharmakon Advisors LP, or Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. On November 25, 2019, we drew down the first tranche of $80.0 million from the Term Loans and received net proceeds of $77.3 million. At inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to an aggregate of approximately $573.0 million or more in cost-share funding, which we generally continue to receive on a quarterly prepaid basis, and license payments. Of these commitments, we received approximately $272.0 million at the onset of the collaboration agreements.

Impacts of COVID-19 Pandemic
The ongoing severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), or COVID-19, pandemic has presented a substantial public health and economic challenge around the world and continues to affect our employees, patients, customers, collaboration partners, vendors, communities and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition continues to depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, any resurgence of COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets where the healthcare providers with whom we interact, our partners, our CROs, our contract manufacturing organizations, or CMOs, and our other vendors operate. During the second quarter of 2020, certain states, countries, and businesses had begun to ease restrictions that were in place earlier. Recently, however, viral infections have begun to increase again, resulting in the resumption of restrictions. As a result, there remains uncertainty concerning the impact and duration of the COVID-19 pandemic.

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

The majority of our office-based employees have been working from home since March 13, 2020 and are not expected to return to the office before the end of 2020. In addition, consistent with Centers for Disease Control and Prevention guidance and in accordance with evolving COVID-19 safety restrictions imposed by many of our customers, we suspended in-person interactions by our customer-facing personnel with healthcare providers, including dialysis centers and hospitals. Although we began permitting in-person interactions in the second quarter of 2020 where appropriate and permissible, healthcare facilities have continued, or begun again, to restrict access for non-patients, including the members of our sales force. For example, DaVita, Inc., or DaVita, and Fresenius Medical Care, or Fresenius, which account for a vast majority of the dialysis population in the United States, have restricted access to their clinics. As a result, we continue to primarily engage with healthcare providers and other customers virtually, where possible. Given this uncertain environment and the lack of clear visibility, we are actively monitoring the demand for our marketed therapy, including the potential for material declines or changes in prescription trends and in customer orders.

At this time, our third party contract manufacturing partners continue to operate at or near normal levels. While we currently do not anticipate any interruptions in our manufacturing process due to COVID-19, we believe that we have inventory to help mitigate the impact should they occur. However, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our contract manufacturing partners' ability to manufacture our marketed product or to have our marketed product reach our markets, which would also impact our inventory reserves.

In terms of our clinical trials, our PRO2TECT studies for vadadustat have advanced significantly and as previously disclosed, we expect to announce top-line data in early September. Our FO2RWARD-2 trial for vadadustat is fully enrolled, and we continue to expect top-line data by year end. COVID-19 precautions are, however, causing a delay in enrolling new clinical trials. We are using remote monitoring and performing remote patient visits, where possible.

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

As a result of the Merger and the application of purchase accounting, costs of goods sold also includes both amortization expense and, if applicable, impairment charges associated with the fair value of the developed product rights for Auryxia as well as expense associated with the fair value inventory step-up. The fair value of the developed product rights for Auryxia is being amortized over its estimated useful life, which as of June 30, 2020 is estimated to be seven years. The fair value inventory step-up is expected to be incurred over approximately three years from the date of the Merger.

Research and Development Expenses
Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:
•personnel-related expenses, including salaries, benefits, recruiting fees, travel and stock-based compensation expense of our research and development personnel;
•expenses incurred under agreements with CROs and investigative sites that conduct our clinical studies;
•the cost of acquiring, developing and manufacturing clinical study materials through CMOs;
•facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and

•costs associated with preclinical, clinical and regulatory activities.

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

From inception through June 30, 2020, we have incurred $1.2 billion in research and development expenses. We expect to have significant research and development expenditures for the foreseeable future as we continue the development of vadadustat and any other product candidates.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Vadadustat external costs	$31,072	$68,299	$89,420	$134,343
External costs for other programs	2,972	6,674	6,205	12,166
Total external research and development expenses	34,044	74,973	95,625	146,509

Headcount, consulting, facilities and other	18,775	10,721	38,425	21,536
Total research and development expenses	$52,819	$85,694	$134,050	$168,045

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

Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended		Increase
	June 30, 2020	June 30, 2019	(Decrease)
	(In Thousands)
Revenues:
Product revenue, net	$30,696	$29,089	$1,607
License, collaboration and other revenue	59,446	71,714	(12,268)
Total revenues	90,142	100,803	(10,661)
Cost of goods sold:
Product	49,988	28,569	21,419
Amortization of intangibles	9,101	9,100	1
Impairment of intangible asset	115,527	—	115,527
Total cost of goods sold	174,616	37,669	136,947
Operating expenses:
Research and development	52,819	85,694	(32,875)
Selling, general and administrative	35,482	36,068	(586)
License expense	1,044	895	149
Total operating expenses	89,345	122,657	(33,312)
Operating loss	(173,819)	(59,523)	(114,296)
Other income (expense), net	(1,932)	508	(2,440)
Net loss before income taxes	(175,751)	(59,015)	(116,736)
Benefit from income taxes	—	(845)	845
Net loss	$(175,751)	$(58,170)	$(117,581)

Product Revenue, Net. Net product revenue is derived from sales of our only commercial product in the United States, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $30.7 million for the three months ended June 30, 2020, compared to net product revenue of $29.1 million for the three months ended June 30, 2019. The increase was primarily due to an increase in units sold. We did not experience any significant impact from COVID-19 on net product revenue for the three months ended June 30, 2020; however, we have no clear visibility on how product demand and payer mix may be impacted in the upcoming weeks and months and therefore, it is not possible to predict whether our future net product revenue will be impacted as a result of COVID-19 going forward.

In September 2018, CMS decided that Auryxia would not be covered by Medicare for the IDA Indication. While this decision does not impact CMS coverage of the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use in the Hyperphosphatemia Indication. On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts against CMS and the U.S. Department of Health and Human Services challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the IDA Indication and CMS’s related decision that imposed the prior authorization requirement for Auryxia for the Hyperphosphatemia Indication, or the CMS Decisions. See Part II, Item 1. Legal Proceedings for further information. While we believe that the vast majority of the Medicare prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Medicare with prior authorization, the CMS Decisions have had and will continue to have an adverse impact on the sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication, and ultimately on the timing and number of prescriptions and Auryxia product revenue. Even if the CMS Decisions are ultimately reversed, the negative impact that they have had on the growth of sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication will continue, although less significantly than if the CMS Decisions are not reversed.

License, Collaboration and Other Revenue. License, collaboration and other revenue was $59.4 million for the three months ended June 30, 2020 compared to $71.7 million for the three months ended June 30, 2019. We recognized $53.7 million in collaboration revenue for the three months ended June 30, 2020 from our cost sharing arrangement under the Otsuka collaboration agreement for the United States, or the Otsuka U.S. Agreement, and the Otsuka collaboration agreement for certain territories outside the United States, or the Otsuka International Agreement, and recognition of a milestone earned under our collaboration agreement with MTPC, or the MTPC Agreement. We recognized $70.0 million in collaboration revenue for the three months ended June 30, 2019 from our cost sharing arrangement under the Otsuka U.S. Agreement and the Otsuka International Agreement and recognition of a milestone under the MTPC Agreement. The decrease in revenue between the two periods was attributable to a decrease of $21.3 million of revenue recognized under both the Otsuka U.S. Agreement and Otsuka International Agreement. This decrease was partially offset by an additional $5.0 million of revenue recognized under the MTPC Agreement due to timing of milestone recognition and an additional $4.0 million of revenue recognized for the supply of validation drug product to MTPC during the second quarter of 2020. We expect our Otsuka collaboration revenue to decrease in the near term because our top-line data from our INNO2VATE studies have been reported, and our PRO2TECT studies are nearing completion.

Cost of Goods Sold - Product. Cost of goods sold of $50.0 million for the three months ended June 30, 2020 consists of costs associated with the manufacturing of Auryxia, $19.9 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting, $11.0 million in non-cash charges related to an increase to the liability for excess purchase commitments and $9.9 million primarily related to the write-down of inventory associated with specific lots of Auryxia because it was determined that these lots were not manufactured in conformance with the FDA's GMP guidance relating to validation. We expect cost of goods sold to decrease as we work to lower costs through quality and process improvements, enhanced manufacturing efficiencies and improvements in the overall quality and mix of our inventory.

Cost of goods sold of $28.6 million for the three months ended June 30, 2019 consisted primarily of costs associated with the manufacturing of Auryxia and $19.0 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting.

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia. During the three months ended June 30, 2020, this intangible asset was being amortized over its estimated useful life of approximately nine years using a straight-line method. Amortization of intangibles for each of the three months ended June 30, 2020 and 2019 was $9.1 million. We expect the combined effect of the lower carrying value of the Auryxia intangible asset following impairment in the second quarter of 2020, as further described below, and the corresponding adjustment to the estimated useful life of the developed product rights for Auryxia, to result in a decrease in future amortization charges.

Cost of Goods Sold - Impairment of Intangible Asset. In the second quarter of 2020, in connection with a routine business review, we reduced our short-term and long-term Auryxia revenue forecast. This reduction was primarily driven by the compounding impact of the CMS Decisions that rescinded Medicare Part D coverage of Auryxia for the IDA Indication, and imposed a prior authorization requirement for Auryxia for the Hyperphosphatemia Indication. As a result, we recorded an impairment charge of $115.5 million to the Auryxia intangible asset during the three months ended June 30, 2020. There were no such impairment charges during the three months ended June 30, 2019.

Research and Development Expenses. Research and development expenses were $52.8 million for the three months ended June 30, 2020, compared to $85.7 million for the three months ended June 30, 2019, a decrease of $32.9 million. The decrease was primarily due to the following:

(in millions)
Vadadustat development expenses	$(37.2)
Headcount, consulting and facilities	8.0
Other research and development	(3.7)
Total net decrease	$(32.9)

The decrease in the costs related to the development of vadadustat is primarily attributable to a decrease in external costs related to the continued advancement of the PRO2TECT Phase 3 program, for which we locked the database in the third quarter of 2020, and the INNO2VATE Phase 3 program, for which we reported top-line data in the second quarter of 2020. The decreases in vadadustat research and development expenses, as well as other research and development expenses, were offset by an increase in headcount and consulting costs to support our research and development programs. Although we expect our research and development expenses in 2020 to decrease because top-line data from our INNO2VATE studies were reported in the second quarter of 2020, and as PRO2TECT nears top-line data readout, we will continue to incur significant research and development expenses in future periods in support of our global Phase 3 program and other studies for vadadustat and development of our other product candidates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $35.5 million for the three months ended June 30, 2020, compared to $36.1 million for the three months ended June 30, 2019. The decrease of $0.6 million was primarily due to decreases in sales and marketing, facilities and information technology costs. In 2020, we expect our selling, general and administrative expenses for our ongoing commercialization of Auryxia and for support of our ongoing research and development and potential commercialization of vadadustat and other product candidates to be relatively consistent with 2019.

License Expenses. License expense related to royalties due to Auryxia relating to sales of Riona in Japan were $1.0 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively.

Other Expense, Net. Other expense, net, was $1.9 million for the three months ended June 30, 2020 compared to other income, net of $0.5 million for the three months ended June 30, 2019. The change to other expense, net was primarily due to interest expense associated with our Term Loans in the three months ended June 30, 2020. We did not have similar expenses during the three months ended June 30, 2019. Other income, net for the three months ended June 30, 2019 was primarily due to interest income on our investments.

Benefit from Income Taxes. There was no benefit from income taxes for the three months ended June 30, 2020. Benefit from income taxes was $0.8 million for the three months ended June 30, 2019 due to a decrease in our net deferred tax liabilities, or DTLs. During the three months ended June 30, 2019, there was an increase in deferred tax assets associated with the state net operating loss generated during the period. This increase in deferred tax assets reduced our net DTLs which created a benefit from income taxes for the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended		Increase
	June 30, 2020	June 30, 2019	(Decrease)
	(In Thousands)
Revenues:
Product revenue, net	$59,905	$52,200	$7,705
License, collaboration and other revenue	118,715	$121,269	(2,554)
Total revenues	178,620	173,469	5,151
Cost of goods sold:
Product	68,601	$50,726	17,875
Amortization of intangibles	18,201	18,200	1
Impairment of intangible asset	115,527	—	115,527
Total cost of goods sold	202,329	68,926	133,403
Operating expenses:
Research and development	134,050	168,045	(33,995)
Selling, general and administrative	73,465	70,359	3,106
License expense	1,720	1,631	89
Total operating expenses	209,235	240,035	(30,800)
Operating loss	(232,944)	(135,492)	(97,452)
Other income (expense), net	(3,554)	1,299	(4,853)
Net loss before income taxes	(236,498)	(134,193)	(102,305)
Benefit from income taxes	—	(3,602)	3,602
Net loss	$(236,498)	$(130,591)	$(105,907)

Product Revenue, Net. Net product revenue is derived from sales of our only commercial product in the United States, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $59.9 million for the six months ended June 30, 2020, compared to net product revenue of $52.2 million for the six months ended June 30, 2019. The increase was primarily due to an increase in units sold. We did not experience any significant impact from COVID-19 on net product revenue for the six months ended June 30, 2020; however, we have no clear visibility on how product demand and payer mix may be impacted in the upcoming weeks and months and therefore, it is not possible to predict whether our future net product revenue will be impacted as a result of COVID-19 going forward.

In September 2018, CMS decided that Auryxia would not be covered by Medicare for the IDA Indication. While this decision does not impact CMS coverage of the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use in the Hyperphosphatemia Indication. On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts against CMS and the U.S. Department of Health and Human Services challenging the CMS Decisions. See Part II, Item 1. Legal Proceedings for further information. While we believe that the vast majority of the Medicare prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Medicare with prior authorization, the CMS Decisions have had and will continue to have an adverse impact on the sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication, and ultimately on the timing and number of prescriptions and Auryxia product revenue. Even if the CMS Decisions are ultimately reversed, the negative impact that they have had on the growth of sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication will continue, although less significantly than if the CMS Decisions are not reversed.

License, Collaboration and Other Revenue. License, collaboration and other revenue was $118.7 million for the six months ended June 30, 2020 compared to $121.3 million for the six months ended June 30, 2019. We recognized $111.7 million in collaboration revenue for the six months ended June 30, 2020 from our cost sharing arrangement under the Otsuka U.S. Agreement and the Otsuka International Agreement and recognition of a milestone earned under the MTPC Agreement. We recognized $118.2 million in collaboration revenue for the six months ended June 30, 2019 from our cost sharing arrangement under the Otsuka U.S. Agreement and the Otsuka International Agreement and recognition of a milestone under the MTPC Agreement. The decrease in revenue between the two periods was attributable to a decrease of $11.5 million of revenue recognized under both the Otsuka U.S. Agreement and Otsuka International Agreement. This decrease was partially offset by an additional $5.0 million of revenue recognized under the MTPC Agreement due to timing of milestone recognition and an additional $4.0 million of revenue recognized for the supply of validation drug product to MTPC during the second quarter of 2020. We expect our Otsuka collaboration revenue to decrease in the near term because our top-line data from our INNO2VATE studies have been reported, and our PRO2TECT studies are nearing completion.

Cost of Goods Sold - Product. Cost of goods sold of $68.6 million for the six months ended June 30, 2020 consists of costs associated with the manufacturing of Auryxia, $31.1 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting, $11.0 million in non-cash charges related to an increase to the liability for excess purchase commitments and $10.1 million primarily related to the write-down of inventory associated with specific lots of Auryxia because it was determined that these lots were not manufactured in conformance with the FDA's GMP guidance relating to validation. We expect cost of goods sold to decrease as we work to lower costs through quality and process improvements, enhanced manufacturing efficiencies and improvements in the overall quality and mix of our inventory.

Cost of goods sold of $50.7 million for the six months ended June 30, 2019 consisted primarily of costs associated with the manufacturing of Auryxia and $33.6 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting.

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia. During the six months ended June 30, 2020, this intangible asset was being amortized over its estimated useful life of approximately nine years using a straight-line method. Amortization of intangibles for each of the six months ended June 30, 2020 and 2019 was $18.2 million. We expect the combined effect of the lower carrying value of the Auryxia intangible asset following impairment in the second quarter of 2020, as further described below, and the corresponding adjustment to the estimated useful life of the developed product rights for Auryxia, to result in a decrease in future amortization charges.

Cost of Goods Sold - Impairment of Intangible Asset. In the second quarter of 2020, in connection with a routine business review, we reduced our short-term and long-term Auryxia revenue forecast. This reduction was primarily driven by the compounding impact of the CMS Decisions that rescinded Medicare Part D coverage of Auryxia for the IDA Indication, and imposed a prior authorization requirement for Auryxia for the Hyperphosphatemia Indication. As a result, we recorded an impairment charge of $115.5 million to the Auryxia intangible asset during the six months ended June 30, 2020. There were no such impairment charges during the six months ended June 30, 2019.

Research and Development Expenses. Research and development expenses were $134.1 million for the six months ended June 30, 2020, compared to $168.0 million for the six months ended June 30, 2019, a decrease of $34.0 million. The decrease was primarily due to the following:

(in millions)
Vadadustat development expenses	$(44.9)
Headcount, consulting and facilities	16.9
Other research and development	(6.0)
Total net decrease	$(34.0)

The decrease in the costs related to the development of vadadustat is primarily attributable to a decrease in external costs related to the continued advancement of the PRO2TECT Phase 3 program, for which we locked the database in the third quarter of 2020, and the INNO2VATE Phase 3 program, for which we reported top-line data in the second quarter of 2020. The aggregate decrease in costs was partially offset by an increase in external costs related to other vadadustat clinical and preclinical activities as well as regulatory activities. The decreases in vadadustat research and development expenses, as well as other research and development expenses, were offset by an increase in headcount and consulting costs to support our research and development programs. Although we expect our research and development expenses in 2020 to decrease because top-line data from our INNO2VATE studies were reported in the second quarter of 2020, and as PRO2TECT nears top-line data readout, we will continue to incur significant research and development expenses in future periods in support of our global Phase 3 program and other studies for vadadustat and development of our other product candidates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $73.5 million for the six months ended June 30, 2020, compared to $70.4 million for the six months ended June 30, 2019. The increase of $3.1 million was primarily due to increases in headcount and consulting costs. In 2020, we expect our selling, general and administrative expenses for our ongoing commercialization of Auryxia and for support of our ongoing research and development and potential commercialization of vadadustat and other product candidates to be relatively consistent with 2019.

License Expenses. License expense related to royalties due to Auryxia relating to sales of Riona in Japan were $1.7 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively.

Other Expense, Net. Other expense, net, was $3.6 million for the six months ended June 30, 2020 compared to other income, net of $1.3 million for the six months ended June 30, 2019. The change to other expense, net was primarily due to interest expense associated with our Term Loans in the six months ended June 30, 2020. We did not have similar expenses during the six months ended June 30, 2019. Other income, net for the six months ended June 30, 2019 was primarily due to interest income on our investments.

Benefit from Income Taxes. There was no benefit from income taxes for the six months ended June 30, 2020. Benefit from income taxes was $3.6 million for the six months ended June 30, 2019 due to a decrease in our DTLs. During the six months ended June 30, 2019, there was an increase in deferred tax assets associated with the state net operating loss generated during the period. This increase in deferred tax assets reduced our net DTLs which created a benefit from income taxes for the six months ended June 30, 2019.

Liquidity and Capital Resources
We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of June 30, 2020, we had an accumulated deficit of $1.0 billion. We anticipate that we will continue to incur losses for the foreseeable future. We expect to continue to incur additional research and development and selling, general and administrative expenses for our ongoing research and development and potential commercialization of vadadustat. We will require additional capital to pursue development and commercial activities related to expanded indications for current products and any additional products and product candidates. We expect to finance future cash needs through product revenue, public or private equity or debt transactions, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. Given the impact from COVID-19 on the U.S. economy and financial markets, there can be no assurance that additional funding will be available on terms acceptable to us, or at all.

We have funded our operations principally through sales of our common stock, payments received from our collaboration partners, debt, and following the Merger, product sales. As of June 30, 2020, we had cash and cash equivalents and available for sale securities of approximately $295.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities stated at fair value, are also available as a source of liquidity.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended
	June 30, 2020	June 30, 2019
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(52,369)	$(176,295)
Investing activities	(49,750)	164,506
Financing activities	200,155	(5,643)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$98,036	$(17,432)

Operating Activities. Net cash used in operating activities of $52.4 million for the six months ended June 30, 2020 was largely driven by timing of payments on our Phase 3 development program for vadadustat, rebate payments and payments for inventory. These payments were partially offset by adjustments for non-cash items, including the intangible asset impairment charge of $115.5 million, fair value step-up of inventory sold or written off of $31.1 million, amortization of intangibles of $18.2 million, stock-based compensation expense of $11.8 million, an increase to the liability for excess purchase commitments of $11.0 million and write-downs of inventory of $10.1 million primarily associated with specific lots of Auryxia because it was determined that these lots were not manufactured in conformance with the FDA's GMP guidance relating to validation.

Net cash used in operating activities of $176.3 million for the six months ended June 30, 2019 was largely driven by timing of payments on our Phase 3 development program for vadadustat, payments for inventory and merger-related liabilities. These payments were partially offset by adjustments for non-cash items, including the fair value step-up of inventory sold or written off of $33.6 million, amortization of intangibles of $18.2 million, and stock-based compensation expense of $4.4 million.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2020 was $49.8 million and was comprised primarily of purchase of available for sale securities of $50.0 million.

Net cash provided by investing activities for the six months ended June 30, 2019 was $164.5 million and was comprised primarily of proceeds from the maturities of available for sale securities of $103.7 million and proceeds from the sales of available for sale securities of $64.7 million, partially offset by purchases of equipment of $3.9 million.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2020 was $200.2 million and consisted primarily of proceeds from the public issuance of common stock of $198.9 million, proceeds from the exercise of stock options and proceeds from the sale of stock under our employee stock purchase plan.

Net cash used in financing activities for the six months ended June 30, 2019 was $5.6 million and consisted primarily of payments on loans payable of $15.0 million, partially offset by proceeds from the public issuance of common stock, proceeds from the exercise of stock options and proceeds from the sale of stock under our employee stock purchase plan.

Operating Capital Requirements
We have one product, Auryxia, approved for commercial sale in the United States, but have not generated, and may not generate, enough product revenue from the sale of Auryxia to realize net profits from product sales. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek marketing approvals for, our product candidates. We are subject to all risks incident to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect to continue to incur additional costs associated with operating as a public company and we anticipate that we will need substantial additional funding in connection with our continuing operations.

As of June 30, 2020, we had cash, cash equivalents and available for sale securities of $295.3 million. At the inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to an aggregate of approximately $573.0 million or more in cost-share funding, of which we received approximately $272.0 million at the onset of the collaborations, and the remainder of which we generally continue to receive on a quarterly prepaid basis, and through license payments. We expect our cash resources to fund our current operating plan beyond the expected U.S. launch of our product candidate, vadadustat, assuming regulatory approval.

We will require additional capital to pursue development and commercial activities related to expanded indications for current products and any additional products and product candidates. We expect to finance future cash needs through product revenue, public or private equity or debt transactions, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our development and regulatory milestones may not be achieved, we may not receive the anticipated funding from our collaboration partners, and we may not secure other sources of financing. Additional funds may not be available to us on acceptable terms or at all. If we are unable to raise additional capital in sufficient amounts when needed or on attractive terms, we may not be able to pursue development and commercial activities related to expanded indications for current products and any additional products and product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock. Any of these events could significantly harm our business, financial condition and prospects.

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

Term Loans
On November 11, 2019, Akebia, with Keryx as guarantor, entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. BioPharma Credit PLC subsequently transferred its interest in the term loans, solely in its capacity as a lender, to its affiliate, BPCR Limited Partnership. The Collateral Agent and BPCR Limited Partnership are collectively referred to as Pharmakon. The first tranche of $80.0 million, or Tranche A, was drawn on November 25, 2019, or the Tranche A Funding Date. The second tranche, available until December 31, 2020, allows us to borrow, at our option, an additional $20.0 million, or Tranche B, subject to the satisfaction of customary conditions. The date on which Tranche B is drawn, the Tranche B Funding Date, and each of the Tranche A Funding Date and the Tranche B Funding Date, a Funding Date.

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

The Loan Agreement contains customary representations, warranties, events of default and covenants of ours and our subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia starting in the fourth quarter of 2020. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of June 30, 2020, we determined that no events of default had occurred.

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

Pursuant to the Manufacture and Supply Agreement with BioVectra and the Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the BioVectra Agreement, we have agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. In addition, the BioVectra Agreement contained contingent milestone payments for capital developments in connection with construction of an expansion of the site of the BioVectra production facility for the manufacture of drug substance for Auryxia. These milestone payments were achieved by BioVectra and paid and fully recorded prior to the Merger. The term of the BioVectra Agreement expires in late 2026, after which, it automatically renews for specified terms until terminated. We have the right to terminate the BioVectra Agreement prior to the contract term, which could result in an early termination fee. As of June 30, 2020, we are required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $127.0 million through the year ended December 31, 2026.

As part of purchase accounting, we identified an executory contract in the supply agreement between Keryx and BioVectra, which includes future firm purchase commitments. This executory contract was deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. As a result, we recorded a liability of $29.5 million in purchase accounting as of the acquisition date for the preliminary fair value of the off-market element. In the second quarter of 2020, in connection with the reduced short-term and long-term Auryxia revenue forecast, we increased the liability for excess purchase commitments by $11.0 million for a total liability of $41.5 million and recorded a corresponding charge to cost of goods sold. Additionally, through June 30, 2020, we recorded $1.0 million in accretion expense related to the present value discount associated with this liability.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, or the Siegfried Agreement, we have agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. The term of the Siegfried Agreement expires on December 31, 2021, after which, it automatically renews for one-year terms until terminated. The Siegfried Agreement provides us with certain termination rights prior to December 31, 2021. As of June 30, 2020, we are required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $51.8 million through the year ended December 31, 2021.

On April 9, 2019, we entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement includes the terms and conditions under which Esteve will manufacture vadadustat drug substance, or API, for commercial use. Pursuant to the Esteve Agreement, we provide rolling forecasts to Esteve on a quarterly basis, or the Esteve Forecast. The Esteve Forecast reflects our needs for API produced by Esteve over a certain number of months, represented as a quantity of API per calendar quarter. The parties have agreed to a volume-based pricing structure under the Esteve Agreement. The Esteve Agreement has an initial term of four years, beginning April 9, 2019 and ending April 9, 2023. As of June 30, 2020, we had a minimum commitment with Esteve for $13.6 million through the second quarter of 2021. Subsequent to June 30, 2020, our minimum commitment with Esteve increased to $23.9 million through the third quarter of 2021.

On March 11, 2020, we entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement. The Patheon Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use. Pursuant to the Patheon Agreement, we provide Patheon a long-term forecast on an annual basis, as well as short-term forecasts on a quarterly basis, or the Patheon Forecast. The Patheon Forecast reflects our needs commercial supply of vadadustat drug product produced by Patheon, represented as a quantity of drug product per calendar quarter. The parties have agreed to a volume-based pricing structure under the Patheon Agreement. The Patheon Agreement has an initial term beginning March 11, 2020 and ending June 30, 2023. As of June 30, 2020, we had a minimum commitment with Patheon for $0.4 million through the fourth quarter of 2020. Subsequent to June 30, 2020, our minimum commitment with Patheon increased to $1.3 million through the third quarter of 2021.

On April 2, 2020, we entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of Wuxi AppTec, or WuXi STA, or the WuXi STA Agreement. The WuXi STA Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat API for commercial use. Pursuant to the WuXi STA Agreement, we provide rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA Forecast. The WuXi STA Forecast reflects our needs for API produced by WuXi STA over a certain number of months, represented as a quantity of API per calendar quarter. The parties have agreed to a volume-based pricing structure under the WuXi STA Agreement. The WuXi STA Agreement has an initial term of four years, beginning April 2, 2020 and ending April 2, 2024. There were no minimum commitments under the WuXi STA Agreement as of June 30, 2020. Subsequent to June 30, 2020, we have a minimum commitment with WuXi STA for $44.7 million through the fourth quarter of 2021.

Other Third Party Contracts
Under our agreement with IQVIA to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of June 30, 2020 were approximately $23.2 million, of which Otsuka reimburses a significant portion back to us. The estimated period of substantive performance for the committed work with IQVIA is through the end of 2020. We also contract with various other organizations to conduct research and development activities with remaining contract costs to us of approximately $68.1 million as of June 30, 2020. The scope of the services under these research and development contracts can be modified and the contracts cancelled by us upon written notice, and therefore not included in the table of contractual obligations and commitments. In some instances, the contracts may be cancelled by the third party upon written notice.

Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

During the six months ended June 30, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates. As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents and available for sale securities of $295.3 million and $147.7 million, respectively, consisting primarily of money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of June 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our management concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective because our internal controls over financial reporting were not adequate due to the material weakness described below.

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

As the revised and enhanced controls need to be in operation for a sufficient period of time and be tested to ensure that the controls are operating as designed, management has concluded that the material weakness cannot be considered remediated as of June 30, 2020.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2020, we implemented certain internal controls in connection with our remediation efforts described above. There have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Oppositions to the ’155 EP Patent and the ’153 EP Patent were also filed in the EPO by Glaxo Group Limited, or Glaxo, and by Bayer Intellectual Property GmbH, Bayer Pharma Aktiengesellschaft, and Bayer Animal Health GmbH, or, collectively, Bayer. Glaxo withdrew its oppositions on March 2, 2020.

With regard to the opposition that we filed in Europe against the ’333 EP Patent, an oral proceeding took place on December 8 and 9, 2016. Following the oral proceeding, the Opposition Division of the EPO ruled that the patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. On December 9, 2016, FibroGen filed a notice to appeal the decision to revoke the ’333 EP Patent. An oral proceeding for the appeal is scheduled for March 2021.

In oral proceedings held on May 29, 2017, regarding the ’155 EP Patent, the European Opposition Division ruled that the ’155 EP Patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. FibroGen filed a notice to appeal the decision to revoke the ’155 EP Patent on May 29, 2017. An oral proceeding for the appeal is scheduled for March 2021.

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

On February 10, 2020, we filed an opposition to FibroGen’s European Patent No. 2324834 in the EPO requesting the patent to be revoked in its entirety.

On May 21, 2018, we filed a Statement of Claim in Canadian Federal Court to challenge the validity of three of FibroGen’s HIF-related patents in Canada: CA 2467689, CA 2468083, and CA 2526496. On June 25, 2020, the parties agreed to dismiss the CA 2467689 patent from the lawsuit.

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

A trial was conducted on March 2-19, 2020. On April 20, 2020, the Patents Court of the UK issued a judgment in favor of Akebia, which invalidated all the claims at issue in each of the ’823 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), the ’155 EP Patent (UK) and the ’301 EP Patent (UK). The ’531 EP Patent (UK) was amended to a single claim to recite one specific compound; this claim was held to be valid but not infringed by vadadustat. On June 11, 2020, FibroGen and Astellas appealed the Patents Court’s judgment on the invalidity of the ’823 EP Patent (UK), the ’301 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), and the ’155 EP Patent (UK) in the Court of Appeal (Civil Division).

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

On July 22, 2019, Keryx received from Teva a supplemental Paragraph IV certification notice letter regarding its ANDA. On July 22, 2019, Keryx received from Watson a supplemental Paragraph IV certification notice letter regarding its ANDA. On July 31, 2019, Keryx received from Lupin a supplemental Paragraph IV certification notice letter regarding its ANDA. On July 31, 2019, Keryx received from Lupin Ltd. a supplemental Paragraph IV certification notice letter regarding its ANDA. On September 17, 2019, Keryx received from Par a supplemental Paragraph IV certification notice letter regarding its ANDA. On October 16, 2019, Keryx received from Mylan a supplemental Paragraph IV certification notice letter regarding its ANDA.  On May 14, 2020, Keryx received from Chemo a supplemental Paragraph IV certification notice letter regarding its ANDA.

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

As a result of the timely filing of these lawsuits against the Lupin Defendants, the Chemo Defendants and Mylan in accordance with the relevant statute, a 30-month stay of approval was imposed by the FDA on Lupin's ANDA, Lupin Ltd.'s ANDA, Chemo’s ANDA and Mylan’s ANDA, absent an earlier judgment by the court in each of these lawsuits finding the patents at issue invalid, unenforceable or not infringed. We and the other plaintiffs in each of these lawsuits are seeking, among other relief, an order that the effective date of FDA approval of the ANDA be a date no earlier than the expiration of each of the patents at issue and equitable relief enjoining the Lupin Defendants, the Chemo Defendants and Mylan from infringing these patents.

CMS Litigation
On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts, or the Massachusetts District Court, against Centers for Medicare & Medicaid Services, or CMS, the U.S. Department of Health and Human Services, Alex M. Azar II in his official capacity as Secretary of Health and Human Services, and Seema Verma in her official capacity as administrator for CMS challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or the IDA Indication, and CMS’s related decision that imposed a prior authorization requirement for Auryxia in the treatment of adult patients with CKD on dialysis, or the Hyperphosphatemia Indication. On October 29, 2019, we filed a motion for a preliminary injunction asking the court to provide relief while the lawsuit is pending, specifically, to restore coverage of Auryxia for the IDA Indication, and to remove the prior authorization requirement for Auryxia for the Hyperphosphatemia Indication. In the alternative, we filed a motion for summary judgment with the court asking it to decide the case on the merits. On February 4, 2020, the court denied our request for a preliminary injunction. We filed an expedited appeal with the Court of Appeals for the First Circuit challenging the district court’s denial of our motion for a preliminary injunction. The appeal is currently pending, and oral argument is scheduled for August 14, 2020.

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

On September 23, 2019, the Massachusetts District Court issued a Memorandum and Order denying plaintiff’s motion for class certification, granting defendants’ motion for judgment on the pleadings, and denying plaintiff’s motion for leave to further amend his Complaint. That same day, the Massachusetts District Court entered a final judgment in favor of defendants on all claims. On September 24, 2019, plaintiff filed a notice of appeal. The parties completed appellate briefing on May 19, 2020, and the First Circuit Court of Appeals has set oral argument for September 15, 2020.

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

On April 2, 2019, the Delaware District Court granted Abraham Kiswani, a member of the putative class in both the Andreula and Corwin actions, and plaintiff John Andreula’s motion to consolidate the remaining two Merger Securities Actions pending in the Delaware District Court and consolidated the Corwin and Andreula cases under the caption In re Keryx Biopharmaceuticals, Inc., or the Consolidated Action. The Delaware District Court also appointed Kiswani and plaintiff Andreula as lead plaintiffs for the Consolidated Action. On June 3, 2019, the lead plaintiffs filed a consolidated amended complaint in the Consolidated Action, or the Consolidated Complaint. The Consolidated Complaint generally alleged that the registration statement filed in connection with the Merger contained allegedly false and misleading statements or failed to disclose certain allegedly material information in violation of Section 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 14a-9 promulgated thereunder. The alleged misstatements or omissions related to (i) certain financial projections for Keryx and Akebia and certain financial analyses performed by our advisors and (ii) any alleged negotiations that may have taken place regarding the conversion of certain convertible notes of Keryx in connection with the Merger. The Consolidated Complaint sought compensatory and/or rescissory damages, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 thereunder, and an award of lead plaintiffs’ costs, including reasonable allowance for attorneys’ fees and experts’ fees. The defendants in the Consolidated Action moved to dismiss the Consolidated Complaint in its entirety and with prejudice on August 2, 2019. On April 15, 2020, the Delaware District Court granted the defendants’ motion and dismissed the Consolidated Action in its entirety. On July 2, 2020, lead plaintiffs filed a second consolidated amended complaint, or the Second Consolidated Complaint. The Second Consolidated Complaint (i) asserts the same claims under the Exchange Act as the Consolidated Complaint, (ii) names the same defendants as the Consolidated Complaint, (iii) seeks the same relief as the Consolidated Complaint and (iv) as with the Consolidated Complaint, challenges as false or misleading alleged misstatements or omissions related to certain financial projections for Keryx and Akebia and certain financial analyses performed by our advisors.

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

Since being reported in 2019, severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), or COVID-19, has spread to every state in the United States and to multiple countries, including those in which our patients reside and in which we, the healthcare providers with whom we interact, our partners, our contract research organizations, or CROs, our contract manufacturing organizations, or CMOs, and our other vendors operate. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has continued to have adverse effects on financial markets, general commercial activity and the world economy.

In response to the pandemic, on March 13, 2020, the United States declared a national emergency, and federal, state, local and foreign governments have put in place, quarantines, executive orders, shelter-in-place orders and other restrictions in order to control the spread of the disease. During the second quarter of 2020, certain states, countries, and businesses had begun to ease restrictions that were in place earlier. Recently, however, viral infections have begun to increase again, resulting in the resumption of restrictions. Such orders or restrictions, or the perception that such orders or restrictions could occur or re-occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that have and may continue to negatively impact productivity and disrupt our operations and those of the healthcare providers with whom we interact, our partners, our CROs, our CMOs and our other vendors. The majority of our office-based employees have been working from home since March 13, 2020 and are not expected to return to the office before the end of 2020. As states re-open, we have permitted our customer-facing employees, including the members of our sales force, to begin in-person interactions with healthcare providers, including dialysis centers and hospitals, where appropriate and permissible. However, healthcare facilities have continued, or begun again, to restrict access for non-patients, including the members of our sales force. For example, DaVita, Inc., or DaVita, and Fresenius Medical Care, or Fresenius, which account for the vast majority of the dialysis population in the United States, have restricted access to their clinics. As a result, we continue to primarily engage with healthcare providers and other customers virtually, where possible. The restrictions on our customer-facing employees' in-person interactions with healthcare providers could negatively impact our access to healthcare providers and, ultimately, our sales. In addition, if the pandemic worsens or there is a resurgence of the pandemic in the United States, sales of Auryxia may be impacted, which, in turn, could have a material adverse effect on our business, results of operations, and financial condition. While most of our office-based operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family members who may become sick), and employees may become sick themselves and be unable to work. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches.

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

In addition, the pandemic may result in disruptions to or closures of CMO facilities and other vendors in our supply chain on which we rely for the supply of our product and product candidates, which could lead to delays or disruptions in supply and an impact on our inventory reserves, including an increase in inventory write-offs due to expiry.

We continue to expect the top-line data readout of our PRO2TECT studies in early September 2020, as previously disclosed; however, the pandemic has resulted in closures of clinical trial sites on which we rely for the completion of certain other clinical trials and may delay enrollment of certain planned and ongoing clinical trials. Further, the pandemic could also potentially affect the business of the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or the EMA, the Japanese Pharmaceuticals and Medical Devices Agency, or the PMDA, or other governmental authorities, which could result in delays in meetings, reviews and approvals relating to our products or product candidates. Any decision by the FDA, EMA, PMDA or other governmental authorities to delay meeting with us or our collaboration partners in light of COVID-19 could have a material adverse effect on clinical trials of our product candidates or on our efforts to obtain marketing approvals for our product candidates, which could increase our operating expenses and have a material adverse effect on our financial results, including the timing and amount of future regulatory milestones we could receive from our partners.

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

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. In particular, areas we are monitoring include possible COVID-related changes in our commercial revenue payer mix, overall product sales, and reserves and allowances, as well as negative trends that could indicate goodwill, intangible assets, and other assets to be impaired. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

Risks Related to our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses and cannot guarantee when, if ever, we will become profitable or attain positive cash flows.
Investment in pharmaceutical product development and commercialization is highly speculative because it entails upfront capital expenditures and significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities and, following the merger, or the Merger, whereby Keryx Biopharmaceuticals, Inc., or Keryx, became a wholly owned subsidiary of ours, commercialization. We have financed our operations primarily through sales of equity securities, our strategic collaborations and, following the Merger, product revenues and debt. Prior to the Merger, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable and have incurred net losses each year since our inception, including net losses of $236.5 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $1.0 billion. We cannot guarantee when, if ever, we will become profitable. Our ability to generate product revenue and achieve profitability depends significantly on our success in many areas, including the following:
•developing, commercializing and marketing Auryxia, vadadustat, if approved, or any other product or product candidate, including those that may be in-licensed or acquired;
•completing preclinical and clinical development of our product candidates;
•seeking and obtaining marketing approvals for our product candidates after completion of clinical studies and the timing of such approvals, and maintaining marketing approvals for Auryxia or any other product;
•developing sustainable and scalable manufacturing processes for Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired;
•establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate products that are compliant with good manufacturing practices, or GMPs, and services to support the clinical development and the market demand for our products and product candidates, including those that may be in-licensed or acquired;
•launching and commercializing our product candidates, if approved, either directly or with a collaborator or distributor;
•obtaining sufficient pricing and reimbursement for Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired, from private and governmental payors;
•obtaining market acceptance of Auryxia, vadadustat and any other product candidate, including those that may be in-licensed or acquired;
•the size of any market in which Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired, receives approval and obtaining adequate market share in those markets;
•addressing any competing products;
•identifying, assessing, acquiring, in-licensing and/or developing new product candidates;
•negotiating favorable terms in any transaction into which we may enter, including collaboration, merger, acquisition and licensing arrangements;
•maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;

•integrating following the Merger; and
•attracting, hiring and retaining qualified personnel.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on revenue from commercial products, and our ability to obtain additional funding. We expect to continue to incur significant expenses if and as we:
•conduct our development program of vadadustat for the treatment of anemia due to chronic kidney disease, or CKD, including PRO2TECT and other ongoing or planned studies with respect to vadadustat, and develop plans for and conduct the preclinical and clinical development of any other potential product candidates;
•continue our commercialization activities for Auryxia and plan for the commercialization of vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired;
•continue our Merger-related integration activities;
•seek marketing approvals for our product candidates that successfully complete clinical studies, and maintain marketing approvals for Auryxia and any product candidate for which we obtain marketing approval, including complying with any post-marketing regulatory requirements;
•have our product candidates manufactured for clinical trials and for commercial sale;
•initiate any post-marketing approval studies, Phase 4 studies or any other clinical trials for Auryxia or any other product, including those that may be in-licensed or acquired;
•seek to discover additional product candidates;
•engage in transactions, including strategic, merger, collaboration, acquisition and licensing transactions, pursuant to which we would market and develop commercial products, or develop and commercialize other product candidates and technologies;
•make royalty, milestone or other payments under our license agreements and any future license agreements;
•maintain, protect and expand our intellectual property portfolio;
•attract and retain skilled personnel;
•continue to create additional infrastructure and expend additional resources to support our operations as a public company, including any additional infrastructure and resources necessary to support the transition from our prior status as an emerging growth company; and
•experience any delays or encounter issues with any of the above.

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
As of June 30, 2020, our cash and cash equivalents and available for sale securities were $295.3 million. We expect to continue to expend substantial amounts for the foreseeable future continuing the commercialization of Auryxia and developing and commercializing vadadustat, if approved, and any other products or product candidates, including those that may be in-licensed or acquired. These expenditures will include costs associated with research and development, potentially obtaining marketing approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise, including as a result of our decision to include certain elements in our development programs. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the development and commercialization of our product candidates. Our future capital requirements depend on many factors, including:
•significant costs associated with our global Phase 3 development program for vadadustat for the treatment of anemia due to CKD. As of June 30, 2020, we expect the remaining external aggregate contract research organization, or CRO, costs of PRO2TECT and INNO2VATE, which have enrolled 7,436 patients, to be in the range of $25.0 million to $35.0 million; the estimated costs for PRO2TECT could increase significantly due to a number of factors, including detection of unexpected safety signals, modification of clinical trial protocols, performing other studies in support of the Phase 3 program, choosing to add third party vendors to support the program, and any other factor that could delay completion of PRO2TECT; we reported top-line data for the INNO2VATE studies in the second quarter of 2020, and we continue to incur costs to close out the program;
•the cost and timing of commercialization activities for Auryxia, vadadustat and any other products or product candidates, including those that may be in-licensed or acquired, if approved for marketing, including product manufacturing, marketing, sales and distribution costs;
•the results of our meetings with the FDA, the EMA and other regulatory authorities and any consequential effects, including on study design, study size and resulting operating costs;
•difficulties or delays in enrolling patients in our clinical trials;
•the timing of, and the costs involved in obtaining, and, if approved, maintaining marketing approvals for vadadustat and any other product candidates that we may develop or acquire, including to fund the preparation and filing of regulatory submissions with the FDA, the EMA and other regulatory authorities, if clinical studies are successful, and the costs of maintaining marketing approvals for Auryxia or any other product, including those that may be in-licensed or acquired;
•the cost of conducting clinical studies or any post-marketing approval studies, Phase 4 studies or any other clinical trials for Auryxia;
•the outcome of our efforts to obtain marketing approval for vadadustat in the United States, Europe and in other jurisdictions and any other product candidates, including those that may be in-licensed or acquired;
•the scope, progress, results and costs of additional preclinical, clinical, or other studies for vadadustat and Auryxia, as well as any studies of any other products or product candidates, including those that may be in-licensed or acquired;
•the cost of securing and validating commercial manufacturing of vadadustat and any other product candidates, including those that may be in-licensed or acquired, and maintaining our manufacturing arrangements for Auryxia or any other products, including those that may be in-licensed or acquired, or securing and validating additional arrangements;
•the costs involved in preparing, filing and prosecuting patent applications and maintaining, defending and enforcing our intellectual property rights, including litigation costs, and the outcome of such litigation;
•the costs involved in any legal proceedings to which we are a party;

•Merger-related integration costs;
•our ability to attract, hire and retain qualified personnel; and
•the extent to which we engage in transactions, including collaboration, merger, acquisition and licensing transactions, pursuant to which we would develop and market commercial products, or develop other product candidates and technologies.

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

We expect our cash resources to fund our current operating plan beyond the expected U.S. launch of our product candidate, vadadustat, assuming regulatory approval. We have based these estimates on assumptions that may prove to be wrong due to a variety of factors, including due to the effects of the COVID-19 pandemic, and we could use our available capital resources sooner than we currently expect. Furthermore, our development milestones may not be achieved, we may not receive the anticipated funding from our collaboration partners, and we may not secure other sources of financing. We expect to finance future cash needs through product revenue, public or private equity or debt transactions, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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
We entered into a loan agreement, or the Loan Agreement, with funds managed by Pharmakon Advisors LP, or Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million, or the Term Loans, were made available to us in two tranches.  The first tranche of $80.0 million closed on November 25, 2019, and we have the option to draw down the second tranche of $20.0 million on or before December 31, 2020, subject to the satisfaction of customary conditions. See Note 11 to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements (unaudited) for additional information regarding our obligations under the Loan Agreement. Our Loan Agreement with Pharmakon contains affirmative and negative covenants applicable to us and our subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia starting in the fourth quarter of 2020. Failure to maintain compliance with these covenants could result in an event of default under the Loan Agreement.

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

In addition, our obligations in connection with the Loan Agreement could have additional significant adverse consequences, including, among other things:
•restricting our activities, including limitations on transferring certain of our assets, engaging in certain transactions, incurring certain additional indebtedness, creating certain liens, paying dividends or making certain other distributions and making certain investments;

•limiting our flexibility in planning for, or reacting to, changes in our business and our industry;
•placing us at a competitive disadvantage compared to our competitors who have a smaller amount of debt or competitors with comparable debt at more favorable interest rates; and
•limiting our ability to borrow additional amounts for working capital, capital expenditures, research and development efforts, acquisitions, debt service requirements, execution of our business strategy and other purposes.

Any of these factors could materially and adversely affect our business, financial condition and results of operations.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product and product candidates on unfavorable terms to us.
We expect to finance our cash needs through product revenues, public or private equity or debt transactions, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, declare dividends, acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through royalty transactions, we may have to relinquish valuable rights to our portfolio and future revenue streams, and enter into agreements that would restrict our operations and strategic flexibility. If we raise additional funds through strategic transactions with third parties, we may have to do so at an earlier stage than otherwise would be desirable. In connection with any such strategic transactions, we may be required to relinquish valuable rights to our product and product candidates, future revenue streams or research programs or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may not be able to pursue development and commercial activities related to expanded indications for current products and any additional products and product candidates, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

In addition, future transactions may entail numerous operational, financial and legal risks, including:
•incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;
•exposure to known and unknown liabilities, including possible intellectual property infringement claims, violations of laws, tax liabilities and commercial disputes;
•higher than expected acquisition and integration costs;
•difficulty in integrating operations and personnel of any acquired business;

•increased amortization expenses or, in the case of a write-down the value of acquired assets, impairment losses, such as the Auryxia intangible asset impairment in the second quarter of 2020 and corresponding adjustment to the estimated useful life of the developed product rights for Auryxia;
•impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•inability to retain personnel, customers, distributors, vendors and other business partners integral to an in-licensed or acquired product, product candidate or technology;
•potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges;
•entry into indications or markets in which we have no or limited direct prior development or commercial experience and where competitors in such markets have stronger market positions; and
•other challenges associated with managing an increasingly diversified business.

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

Our financial statements include goodwill and an intangible asset as a result of the Merger. The intangible asset has become impaired and could become further impaired in the future under certain conditions. In addition, goodwill could become impaired in the future under certain conditions. Any potential future impairment of goodwill or intangible assets may significantly impact our results of operations and financial condition.

As of June 30, 2020, we had approximately $212.5 million of goodwill and a definite lived intangible asset from the Merger. In accordance with generally accepted accounting principles, or GAAP, we are required annually, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill and our definite lived intangible assets when indicators of impairment are present. Events giving rise to impairment of goodwill or intangible assets are an inherent risk in the pharmaceutical industry and often cannot be predicted. Conditions that could indicate impairment and necessitate such a review include, but are not limited to, Auryxia’s commercial performance, our inability to execute on our strategic initiatives, the deterioration of our market capitalization such that it is significantly below our net book value, and a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action or assessment by a regulator. To the extent we conclude that goodwill and/or definite lived intangible assets have become impaired, we may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on our future operating results and financial position. For example, in the second quarter of 2020, in connection with a routine business review, we reduced our short-term and long-term Auryxia revenue forecast. This reduction was primarily driven by the compounding impact of the September 2018 Centers for Medicare & Medicaid Services, or CMS, decision that rescinded Medicare Part D coverage of Auryxia for the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or the IDA Indication, and the related imposition by CMS of a prior authorization requirement for Auryxia for the control of serum phosphorus levels in adult patients with CKD on dialysis, or the Hyperphosphatemia Indication, or the CMS Decisions. As a result, we recorded an impairment charge of $115.5 million during the three months ended June 30, 2020, which was entirely allocated to our only intangible asset, the developed product rights for Auryxia, and made a corresponding adjustment to the estimated useful life of the developed product rights for Auryxia. The estimates, judgments and assumptions used in our impairment testing, and the results of our testing, are discussed in Note 9 to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements (unaudited). If these estimates, judgments and assumptions change in the future, including if the Auryxia asset group does not meet its current forecasted projections, additional impairment charges could be recorded in the future and additional corresponding adjustments may need to be made to the estimated useful life of the developed product rights for Auryxia, which could materially impact our financial position, certain of our material agreements, and our future operating results.

Risks Related to Commercialization
Our ability to successfully commercialize any approved product(s), including our ability to achieve their widespread market acceptance, is critical to the success of our business.
Our ability to generate significant product revenue will depend almost entirely on our ability to execute on our commercialization plans, the level of market adoption for, and the availability of and continued use of any approved product(s) by physicians, hospitals, dialysis clinics, wholesalers, patients, and/or healthcare payors, including government payors, consumers, managed care organizations, pharmacy benefit managers, and pharmacies. If we are not successful in commercializing any approved product(s), including achieving and maintaining an adequate level of market adoption, our profitability and our future business prospects will be adversely impacted. Market acceptance of any approved product(s) depends on a number of other factors, including:
•the availability of adequate coverage and reimbursement by third party payors and governmental authorities;
•the safety and efficacy of the product, as demonstrated in clinical trials and in the post-marketing setting;
•the prevalence and complications of the disease treated by the product;
•the clinical indications for which the product is approved and the product label approved by regulatory authorities, including any warnings or limitations that may be required on the label as a consequence of potential safety risks associated with the product;
•the countries in which marketing approvals are obtained;
•the claims we and our collaborators are able to make regarding the safety and efficacy of the product;
•the success of our physician and patient communications and education programs;

•acceptance by physicians and patients of the product as a safe and effective treatment and the willingness of the target patient population to try new therapies and of physicians to prescribe new therapies;
•the cost, safety and efficacy of the product in relation to alternative treatments;
•the timing of receipt of marketing approvals and product launch relative to competing products and potential generic entrants;
•relative convenience and ease of administration;
•the prevalence and severity of adverse side effects;
•adverse publicity about our products or favorable or adverse publicity about competing products;
•the availability of discounts, rebates, and price concessions;
•the effectiveness of our and our collaborators’ sales, marketing and distribution efforts; and
•the restrictions on the use of the product together with other medications, if any.

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

If we are unable to maintain sales, marketing and distribution capabilities or to enter into additional agreements with third parties, we may not be successful in commercializing any approved product(s).

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

There are risks involved with maintaining our own sales, marketing and distribution capabilities, including the following:
•potential inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•potential inability of sales personnel to obtain access to physicians;
•potential lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•costs and expenses associated with maintaining our own sales and marketing organization.

If we are unable to maintain our own sales, marketing and distribution capabilities and our arrangements with third parties with respect to sales, marketing and distribution, or we are unsuccessful in entering into additional arrangements with third parties to sell, market and distribute or are unable to do so on terms that are favorable to us, we will not be successful in commercializing any approved product(s).

Coverage and reimbursement may be limited or unavailable in certain market segments for any approved product(s), which could make it difficult for us or our collaboration partners to sell any approved products profitably.
Market acceptance and sales of any approved products depends significantly on the availability of adequate coverage and reimbursement from third party payors and may be affected by existing and future healthcare reform measures. Government authorities, third party payors, and pharmacy benefit managers, or PBMs, decide which drugs they will cover, as well as establish formularies or implement other mechanisms to manage utilization of products and determine reimbursement levels. Coverage and reimbursement by a third-party payor or PBM may depend upon a number of factors, including the determination that use of a product is:
•a covered benefit under the health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient; and
•cost effective.

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

As an oral drug, Auryxia is covered by Medicare only under Part D. In September 2018, CMS communicated to Medicare Part D sponsors that CMS does not consider Auryxia to be covered under Part D for the IDA Indication. CMS does, however, consider Auryxia to be a covered Part D drug for its other FDA-approved indication, the Hyperphosphatemia Indication. As a result, Part D sponsors require a prior authorization for all Auryxia prescriptions for Medicare beneficiaries to ensure that Auryxia is being used for the Part D covered indication. On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts against CMS and the U.S. Department of Health and Human Services, or HHS, challenging the CMS Decisions. On February 4, 2020, the court denied our request for a preliminary injunction. We filed an expedited appeal with the Court of Appeals for the First Circuit challenging the district court’s denial of our motion for a preliminary injunction. The appeal is currently pending. If we are unsuccessful in our efforts to obtain Part D coverage for the IDA Indication, our ability to commercialize Auryxia for this indication will continue to be adversely impacted. While we believe that the vast majority of the Part D prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Part D plans with prior authorization, the CMS Decisions have had and may continue to have an adverse impact on market acceptance of Auryxia, sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication, and ultimately on the timing and number of prescriptions and Auryxia product revenue, and may influence physicians’ prescribing decisions. For example, in the second quarter of 2020, we reduced our short-term and long-term Auryxia revenue forecast, primarily driven by the compounding impact of the CMS Decisions. As a result, we recorded an impairment charge of $115.5 million to the Auryxia intangible asset during the three months ended June 30, 2020. Even if the CMS Decisions are ultimately reversed, the negative impact that they have had on the growth of sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication will continue, although less significantly than if the CMS Decisions are not reversed.

Medicaid reimbursement of drugs varies by state. Private third party payor reimbursement policies also vary and may or may not be consistent with Medicare reimbursement methodologies. Manufacturers of outpatient prescription drugs may be required to provide discounts or rebates under government healthcare programs or to certain third party payors in order to obtain coverage of such products.

Additionally, we may be required to enter into contracts with third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status. We may not be able to agree upon commercially reasonable terms with such third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, third party payors, PBMs and other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. We cannot be sure that coverage or adequate reimbursement will be available for our product or any of our potential future products. Even if we obtain coverage for any approved product, third party payors may not establish adequate reimbursement amounts, which may reduce the demand for our product and prompt us to have to reduce pricing for the product. If reimbursement is not available or is limited, we may not be able to commercialize certain of our products.

Furthermore, vadadustat was approved in Japan for the treatment of anemia due to CKD and will be marketed by MTPC in Japan under the trade name VAFSEO. The pricing and reimbursement strategy is a key component of MTPC's commercialization plans for VAFSEO in Japan. If MTPC is unable to successfully and timely conclude reimbursement, price approval or coverage processes and market VAFSEO in Japan, if coverage and reimbursement for VAFSEO is limited, or if coverage and reimbursement terms change, MTPC may not be able to, or may decide not to, commercialize VAFSEO in Japan.

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

Further, if vadadustat is approved in the United States and included in the fixed reimbursement model for a bundle of dialysis services, or the bundle, we would be required to enter into contracts to supply vadadustat to specific dialysis providers, instead of through distributors, which we believe could be challenging. The dialysis market is unique and is dominated by two providers: DaVita and Fresenius, which account for a vast majority of the dialysis population in the United States. In May 2017, we entered into a license agreement, which was amended and restated in April 2019, pursuant to which we granted Vifor (International) Ltd., or Vifor Pharma, an exclusive license to sell vadadustat to Fresenius Kidney Care Group LLC, or FKC, and certain third party dialysis organizations, or the Third Party Dialysis Organizations, approved by us, in the United States. The license would be effective upon the following: FDA approval of vadadustat for anemia due to CKD in adult patients with the dialysis-dependent CKD, the earlier of CMS’s determination that vadadustat will be reimbursed using the Transitional Drug Add-On Payment Adjustment, or the TDAPA, and inclusion in the bundle, and a milestone payment by Vifor Pharma. Under this amended license agreement with Vifor Pharma, or the Vifor Agreement, FKC and the Third Party Dialysis Organizations are not obligated to utilize vadadustat in their U.S. clinics. In addition, even if FKC and the Third Party Dialysis Organizations choose to utilize vadadustat in their clinics in the United States, they are not restricted from utilizing other therapies for anemia due to CKD. The Vifor Agreement restricts us from directly supplying vadadustat to FKC or any other affiliate of Fresenius Medical Care North America and the Third Party Dialysis Organizations. The Vifor Agreement does not restrict us from entering into supply agreements with other dialysis clinics, such as DaVita; however, these dialysis clinics may choose not to contract with us for vadadustat or they may choose to contract with us for a limited supply of vadadustat. If vadadustat is approved and we are not able to maintain the Vifor Agreement or enter into a supply agreement with DaVita, our business may be materially harmed.

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

The successful commercialization of any approved product(s), will depend in part on the extent to which third party payors and government authorities establish adequate reimbursement levels and pricing policies.
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

In addition, other new therapies for the treatment of IDA may impact the market for Auryxia, such as Shield Therapeutics’ Feraccru® (ferric maltol), which is available in Europe for the treatment of IDA and Accrufer® (ferric maltol), which is approved in the United States for the treatment of IDA.

Furthermore, Auryxia’s commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than Auryxia. Other companies have product candidates in various stages of pre-clinical or clinical development to treat diseases and complications of the diseases for which we are marketing Auryxia.

Drugs that may compete with vadadustat include Epogen® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the United States and Europe, respectively, and Mircera® (methoxy PEG-epoetin beta), commercialized by Vifor Pharma in the United States and Roche Holding Ltd. outside the United States.

We and or our partners may also face competition from potential new anemia therapies. There are several other HIF-PHI product candidates in various stages of development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by such companies as FibroGen, Japan Tobacco International, GlaxoSmithKline plc and Bayer HealthCare AG. FibroGen, together with its collaboration partners, Astellas Pharma Inc. and AstraZeneca PLC, is currently in global Phase 3 clinical development of its product candidate, roxadustat. The product has launched for the treatment of anemia of CKD in patients on dialysis, or DD-CKD, in Japan and both DD-CKD and for the treatment of anemia of CKD in patients not on dialysis, or NDD-CKD, in China. In January 2020, FibroGen announced the submission of an sNDA for marketing approval for roxadustat for NDD-CKD in Japan. FibroGen announced that the FDA has completed its filing review of its NDA for roxadustat for both DD-CKD and NDD-CKD and set a Prescription Drug User Fee Act date of December 20, 2020. In May 2020, they announced that their marketing authorization application for roxadustat in the European Union had been accepted. GlaxoSmithKline plc is currently in global Phase 3 clinical development of its product candidate, daprodustat. In June 2020, GlaxoSmithKline plc announced that daprodustat’s Japanese NDA has been approved for the treatment of CKD anemia in patients with stages 3-5 CKD, including patients on dialysis and not on dialysis. Bayer HealthCare AG and Japan Tobacco International have submitted NDAs for their product candidates for the treatment of renal anemia in Japan. In addition, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce injectable ESA utilization and thus limit the market potential for vadadustat if they are approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia that may impact the market for anemia-targeted treatment.

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
Our Japanese sublicensee, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona, the trade name for ferric citrate hydrate in Japan, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD in Japan. We also granted Otsuka Pharmaceutical Co. Ltd., or Otsuka, exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. In Japan and certain other countries in Asia, we granted Mitsubishi Tanabe Pharma Corporation, or MTPC, exclusive rights to commercialize vadadustat, which has been approved in Japan and will be marketed by MTPC in Japan under the trade name VAFSEO. We are also conducting our global Phase 3 development with respect to vadadustat for the treatment of anemia due to CKD. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing our product and product candidates outside the United States, including:
•political, regulatory, compliance and economic developments that could restrict our ability to manufacture, market and sell our products;
•changes in international medical reimbursement policies and programs;
•changes in healthcare policies of foreign jurisdictions;
•trade protection measures, including import or export licensing requirements and tariffs;
•our ability to develop relationships with qualified local distributors and trading companies;
•political and economic instability in particular foreign economies and markets;
•diminished protection of intellectual property in some countries outside of the United States;
•differing labor regulations and business practices;
•regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, the UK Bribery Act or similar local regulation;
•compliance with the EU General Data Protection Regulation, or GDPR;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•potentially negative consequences from changes in or interpretations of tax laws;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.

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
The risk of failure in drug development is high. We depend heavily on the successful commercialization of Auryxia and the successful clinical development, marketing approval and commercialization of vadadustat in the United States and other jurisdictions, which may never occur. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take several years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, interim results of a clinical trial do not necessarily predict final results, and results of Phase 3 clinical trials for one indication may not be predictive of results of Phase 3 clinical trials for another indication. For example, our positive INNO2VATE Phase 3 data do not ensure that PRO2TECT will demonstrate similar results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive or maintain marketing approval or commercialize our product candidates. Our clinical trials may take longer to complete than currently anticipated, or may be delayed, suspended, required to be repeated, prematurely terminated or may not successfully demonstrate safety and/or efficacy for a variety of other reasons, such as:
•the costs are greater than we anticipate;
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate;
•enrollment in our clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
•our third party contractors, such as our CROs, may fail to comply with regulatory requirements, perform effectively, or meet their contractual obligations to us in a timely manner, or at all, or we may fail to communicate effectively or provide the appropriate level of oversight of such third party contractors;
•the supply or quality of our starting materials, drug substance and drug product necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
•regulators, independent data monitoring committees, or IDMCs, institutional review boards, or IRBs, safety committees, or ethics committees, may require that we suspend or terminate our clinical trials for various reasons, including noncompliance with regulatory requirements, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using our product candidate, or a finding that the participants are being exposed to unacceptable health risks;
•clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, repeat a clinical trial or abandon product development programs;
•lack of adequate funding to continue a clinical trial, including unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials or repeat a clinical trial and increased expenses associated with the services of our CROs and other third parties;
•failure to initiate, delay of or failure to complete a clinical trial as a result of an Investigational New Drug application, or IND, being placed on clinical hold by the FDA, the EMA, the PMDA, or other regulatory authorities, or for other reasons;
•we may determine to change or expand a clinical trial, including after it has begun;
•clinical trial sites and investigators deviating from the clinical protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial, or failure by us or our CROs to communicate effectively or provide the appropriate level of oversight of such clinical sites and investigators;
•delay or failure in having patients complete a clinical trial or return for post-treatment follow-up;

•delay or failure in recruiting and enrolling suitable patients to participate in a clinical trial;
•inability, delay, or failure in identifying and maintaining a sufficient number of clinical trial sites, many of which may already be engaged in other clinical programs;
•delay or failure in reaching agreement with the FDA, the EMA, the PMDA or other regulatory authorities on a clinical trial design upon which we are able to execute;
•delay or failure in obtaining authorization to commence a clinical trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
•delays in reaching, or failure to reach, agreement on acceptable terms with prospective clinical trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•the FDA, the EMA, the PMDA or other regulatory authorities may require us to submit additional data or impose further requirements before permitting us to initiate a clinical trial or during an ongoing clinical trial;
•the FDA, the EMA, the PMDA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;
•the design of our clinical trials;
•failure to comply with good practice quality guidelines and regulations, or GXP, including good laboratory practice, good clinical practice, or GCP, and current good manufacturing practice, or cGMP; or
•changes in governmental regulations or administrative actions.

Although we continue to expect the top-line data readout of our PRO2TECT studies in early September 2020 as previously disclosed, the COVID-19 pandemic has resulted in closures of clinical trial sites on which we rely for the completion of certain other clinical trials and may delay enrollment of certain planned and ongoing clinical trials.

If we are unable to successfully complete clinical trials of our product candidates or other studies, if the results of those trials and studies are not positive or are only modestly positive, or if there are concerns with the profile due to efficacy or safety, or if any of the factors listed above occur, the following may occur:
•regulators may require that we conduct additional clinical trials, repeat clinical trials or conduct other studies of our product candidates beyond those that we currently contemplate;
•we may be delayed in obtaining marketing approval for our product candidates;
•we may not obtain marketing approval for our product candidates at all;
•we may obtain approval for indications or patient populations that are not as broad as intended or desired;
•we may obtain approval with labeling that includes significant use or distribution restrictions or safety warnings that would reduce the potential market for our products or inhibit our ability to successfully commercialize our products;
•we may be subject to additional post-marketing restrictions and/or requirements; or
•the product may be removed from the market after obtaining marketing approval.

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

We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our products or product candidates.
Identifying and qualifying patients to participate in clinical studies of our products or product candidates is critical to our success. The timing of our clinical studies depends, in part, on the speed at which we can recruit patients to participate in testing our products and product candidates. Patients may be unwilling to participate in our clinical studies because of concerns about adverse events observed with the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations. In addition, in the case of clinical studies of our product candidates, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug. Finally, competition for clinical trial sites may limit our access to patients appropriate for studies of our products and product candidates. As a result, the timeline for recruiting patients and conducting studies may be delayed. These delays could result in increased costs, delays in advancing our development of our product candidates, or termination of the clinical studies altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical studies in a timely manner. Patient enrollment is affected by many factors, including:
•severity of the disease under investigation;
•design of the study protocol;
•size and nature of the patient population;
•eligibility criteria for, and design of, the study in question;
•perceived risks and benefits of the products and product candidate under study, including as a result of adverse effects observed in similar or competing therapies;
•proximity and availability of clinical study sites for prospective patients;
•availability of competing therapies and clinical studies and clinicians’ and patients’ perceptions as to the potential advantages of the product or product candidate being studied in relation to available therapies or other product candidates in development;
•efforts to facilitate timely enrollment in clinical studies;
•clinical trial sites and investigators failing to perform effectively;
•patient referral practices of physicians; and
•ability to monitor patients adequately during and after treatment.

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
We and our collaboration partners currently expect to seek marketing approval of vadadustat for the treatment of anemia due to CKD in markets outside the United States, including the EU. Our ability to successfully initiate, enroll and complete a clinical study in any country outside of the United States is subject to numerous additional risks unique to conducting business in jurisdictions outside the United States, including:
•difficulty in establishing or managing relationships with qualified CROs, physicians and clinical trial sites;
•different local standards for the conduct of clinical studies;
•difficulty in complying with various and complex import laws and regulations when shipping drug to certain countries; and
•the potential burden of complying with a variety of laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatments.

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
Although we continue to focus a substantial amount of our efforts on the commercialization of Auryxia and the development and potential commercialization of vadadustat, a key element of our long-term growth strategy is to acquire, develop and/or market additional products and product candidates. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether product candidates are ultimately identified. Our research and development programs may initially show promise, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:
•the research methodology used may not be successful in identifying potential indications and/or product candidates;
•we may not be able or willing to assemble sufficient resources to acquire or discover additional product candidates;
•a product candidate may be shown to have harmful side effects, a lack of efficacy or otherwise does not meet applicable regulatory criteria;
•product candidates we develop may nevertheless be covered by third party patents or other exclusive rights;
•the market for a product candidate may change during our program so that the continued development of that product candidate is no longer reasonable;
•a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or
•a product candidate may not be accepted as safe and effective by patients, the medical community, or third party payors, if applicable.

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

If we or others identify undesirable side effects caused by Auryxia, vadadustat, or any other products or product candidates, either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:
•our clinical trials may be put on hold;
•patient recruitment could be slowed, and enrolled patients may not want to complete the clinical trial;
•we may be unable to obtain marketing approval for our product candidates or regulatory authorities may withdraw approvals of products;
•regulatory authorities may require warnings on the label such as the warning on Auryxia’s label regarding iron overload;
•Risk Evaluation and Mitigation Strategies, or REMS, or FDA-imposed risk management plans that use risk minimization strategies to ensure that the benefits of certain prescription drugs outweigh their risks, may be required;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.

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

In our clinical studies of vadadustat, adverse events were reported. For example, in our Phase 2b study of vadadustat in non-dialysis patients with anemia due to CKD, one subject with multiple co-morbidities and concomitant medications, including chlorthalidone, had a serious adverse event of liver function test abnormal, considered a case of drug induced liver injury meeting the biochemical criteria of Hy’s Law, which was assessed as probably related to vadadustat. Serious adverse events considered related to vadadustat and any other product candidates could have a material adverse effect on the development of such product candidates and our business as a whole. Our understanding of adverse events in prior clinical trials of our product candidates may change as we gather more information, and additional unexpected adverse events may be observed in future clinical trials.

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

Further, if we or others identify previously unknown side effects, if known side effects are more frequent or severe than in the past, if we or others detect unexpected safety signals for our products or product candidates, including Auryxia, vadadustat, or any product or product candidate perceived to be similar to Auryxia, vadadustat or any other products or product candidates, or if any of the foregoing are perceived to have occurred, either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:
•sales may be impaired;
•regulatory approvals may be restricted or withdrawn;
•we may decide to, or be required to, send drug warnings or safety alerts to physicians, pharmacists and hospitals (or the FDA or other regulatory authorities may choose to issue such alerts), or we may decide to conduct a product recall or be requested to do so by the FDA or other regulatory authority;
•reformulation of the product, additional nonclinical or clinical studies, changes in labeling or changes to or re-approvals of manufacturing facilities may be required;
•we may be precluded from pursuing additional development opportunities to enhance the clinical profile of a product within its indicated populations, or studying the product or product candidate in additional indications and populations or in new formulations; and
•government investigations or lawsuits, including class action suits, may be brought against us.

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
Marketing approvals may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or registries or observational studies. For example, in connection with the FDA approvals of Auryxia, we initially committed to the FDA to conduct certain post-approval pediatric studies of Auryxia under the Pediatric Research Equity Act of 2003, or PREA. With regard to the Hyperphosphatemia Indication, we committed to completing the post-approval pediatric study and submitting a final report to the FDA by December 31, 2019. With regard to our IDA Indication, we committed to completing the post-approval pediatric study and submitting a final report to the FDA by January 2023. We cannot guarantee that we will be able to complete these studies and submit the final reports in a timely manner. For example, with regard to the Hyperphosphatemia Indication, we did not complete and submit the post-marketing requirement pediatric clinical study report by December 31, 2019, and we received a notification of noncompliance with PREA. Our request to extend this deadline was denied, and the study is considered delayed. With regard to the IDA Indication, we did not meet a milestone relating to the post-approval pediatric study of Auryxia in a timely manner and received a notification from the FDA.

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

In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Auryxia, and any other product for which we receive regulatory approval, will be subject to extensive and ongoing regulatory requirements and guidance. These requirements and guidance include manufacturing processes and procedures (including record keeping), the implementation and operation of quality systems to control and assure the quality of the product, submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. If we or our CMOs fail to adhere to such regulatory requirements and guidance, we could suffer significant consequences, including product seizures or recalls, loss of product approval, fines and sanctions, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs, and our development or commercialization efforts may be materially harmed.

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

Post-approval discovery of previously unknown problems with an approved product, including adverse events of unanticipated severity or frequency or relating to manufacturing operations or processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing, distribution, use or manufacturing of the product;
•withdrawal of the product from the market, or product recalls;
•restrictions on the labeling or marketing of a product;
•fines, restitution or disgorgement of profits or revenues;
•warning or untitled letters or clinical holds;
•refusal by the FDA or other regulatory authorities to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•REMS; and
•injunctions or the imposition of civil or criminal penalties.

For example, in the second quarter of 2020, we initiated a limited, voluntary recall of specific lots of Auryxia because it was determined that these lots were not manufactured in conformance with the FDA's GMP guidance relating to validation. In addition, we recorded a write-down of inventory associated with affected lots during the second quarter of 2020. While the costs of this recall were immaterial, should another recall occur in the future, it could result in material costs and have a material adverse effect on our business and results of operations.

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

We and Otsuka, our collaboration partner, are not permitted to market vadadustat in the United States until we receive approval from the FDA, in the EU until we receive approval from the EMA, or in any other jurisdiction until the requisite approval from regulatory authorities in such jurisdiction is received. As a condition to receiving marketing approval for vadadustat, we must complete Phase 3 studies and any additional preclinical or clinical studies required by the FDA, the EMA, the PMDA or other regulatory authorities. Vadadustat may not be successful in clinical trials or receive marketing approval. Further, vadadustat may not receive marketing approval even if it is successful in clinical trials or if it is approved in other countries. For example, although vadadustat is approved in Japan for the treatment of anemia due to CKD, such approval does not guarantee either positive PRO2TECT data or approval in the United States by the FDA.

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

In addition, the safety concerns associated with the current standard of care for the indications for which we are seeking marketing approval for our product candidates may affect the FDA’s, the EMA’s, the PMDA’s or other regulatory authorities’ review of the safety results of our compounds in development. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that vadadustat and any other product candidates will never obtain marketing approval. The FDA may delay, limit or deny approval of vadadustat or any other product candidates for many reasons including, among others:
•we may not be able to demonstrate that vadadustat is safe and effective in treating anemia due to CKD or that any other product candidate is safe and effective for its proposed indication(s) to the satisfaction of the FDA;
•the results of our clinical trials may only be modestly positive, or there may be concerns with the profile due to efficacy or safety;
•the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;
•the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;
•the FDA may not approve the formulation, labeling or specifications we request for vadadustat or any other product candidate;
•the FDA may approve vadadustat or any other product candidate for use only in a small patient population or for fewer or more limited indications than we request;

•the FDA may require that we conduct additional clinical trials or repeat one or more clinical trials;
•the FDA may grant approval contingent on the performance of costly post-marketing clinical trials;
•we, or our CROs or vendors, may fail to comply with GXP;
•the CROs that we retain to conduct our clinical trials may not perform effectively or take actions that adversely impact our clinical trials, or we may fail to communicate effectively or provide the appropriate level of oversight of our CROs;
•we or our third party manufacturers may fail to perform in accordance with the FDA’s cGMP requirements and guidance;
•the FDA may disagree with inclusion of data obtained from certain regions outside the United States to support the NDA for potential reasons such as differences in clinical practice from United States standards;
•the FDA may disagree with our interpretation of data from our preclinical studies and clinical trials;
•the FDA could deem that our financial relationships with certain principal investigators constitute a conflict of interest, such that the data from those principal investigators may not be used to support our applications;
•an FDA Advisory Committee or other regulatory advisory group or authority could recommend non-approval or restrictions on approval;
•the FDA’s decision-making regarding vadadustat and any other product candidates may be impacted by the results of competitors’ clinical trials and safety concerns of marketed products used to treat the same indications as the indications for which vadadustat and any other product candidates are being developed;
•the FDA may not approve the manufacturing processes or facilities of third party manufacturers with whom we contract; or
•the policies or regulations of the FDA may significantly change in a manner that renders our clinical data insufficient for approval, or requires us to amend or submit new clinical protocols.

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
A variety of laws apply to us or may otherwise restrict our activities, including the following:
•laws and regulations governing the conduct of preclinical and clinical studies in the United States and other countries in which we are conducting such studies;
•laws and regulations in the United States and in countries in which we are interacting with healthcare providers, patients, patient organizations and other constituencies that prohibit promoting a drug prior to approval and/or reimbursement;
•laws and regulations of countries outside the United States that prohibit pharmaceutical companies from promoting prescription drugs to the general public;
•laws, regulations and industry codes that vary from country to country and govern our relationships with healthcare providers, patients, patient organizations, and other constituencies, prohibit certain types of gifts and entertainment, establish codes of conduct and, in some instances, require disclosure to, or approval by, regulatory authorities for us to engage in arrangements with such constituencies;
•anti-corruption and anti-bribery laws, including the FCPA, the UK Bribery Act and various other anti-corruption laws in countries outside of the United States;

•data privacy laws existing in the United States, the EU and other countries in which we operate, including the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, the GDPR, and state privacy and data protection laws, such as the California Consumer Privacy Act, or CCPA, as well as state consumer protection laws;
•federal and state laws requiring the submission of accurate product prices and notifications of price increases;
•federal and state securities laws; and
•international trade laws, which are laws that regulate the sale, purchase, import, export, re-export, transfer and shipment of goods, products, materials, services and technology.

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
Physicians are permitted to prescribe drug products for uses that differ from those approved by the FDA or other applicable regulatory agencies. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict manufacturer communications regarding unapproved uses of an approved drug. Companies are not permitted to promote drugs for unapproved uses or in a manner that is inconsistent with the FDA-approved labeling. There are also restrictions about making comparative or superiority claims based on safety or efficacy that are not supported by substantial evidence. Accordingly, we may not promote Auryxia in the United States for use in any indications other than the Hyperphosphatemia Indication and the IDA Indication, and all promotional claims must be consistent with the FDA-approved labeling for Auryxia. Promoting a drug off-label is a violation of the FD&C Act and can give rise to liability under the federal False Claims Act, as well as under additional federal and state laws and insurance statutes. The FDA, the Department of Justice and other regulatory and enforcement authorities enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained, as well as the false advertising or misleading promotion of drugs. In addition, laws and regulations govern the distribution and tracing of prescription drugs and prescription drug samples, including the Prescription Drug Marketing Act of 1976 and the Drug Supply Chain Security Act, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the U.S. federal level and set minimum standards for the regulation of drug distributors by the states. A company that is found to have improperly promoted off-label uses or to have otherwise engaged in false or misleading promotion or improper distribution of drugs will be subject to significant liability, potentially including civil and administrative remedies as well as criminal sanctions. It may also be subject to exclusion and debarment from federal healthcare reimbursement programs.

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
There have been several executive actions taken, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, an executive order, applicable to all executive agencies including the FDA, was issued that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. Interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget on February 2, 2017, indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. More recently, on October 9, 2019, the President issued another executive order meant to ensure that agency guidance documents do not establish legally binding requirements and directing each agency to rescind guidance documents that it determines should no longer be in effect. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Similar privacy and data security requirements are either in place or underway in the United States. There are a broad variety of data protection laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by GDPR. Because of this, we may need to engage in additional activities (e.g., data mapping) to identify the personal information we are collecting and the purposes for which such information is collected. In addition, we will need to ensure that our policies recognize the rights granted to consumers (as that phrase is broadly defined in the CCPA and can include business contact information). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with current and any future federal and state laws regarding privacy and security of personal information could expose us to fines and penalties. We also face a threat of potential consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

Healthcare providers, physicians and third party payors play a primary role in the recommendation and prescription of Auryxia and any other product candidates for which we obtain marketing approval. Our arrangements with healthcare providers, physicians and third party payors expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute Auryxia and any other products or product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by federal and state governments and by governments in foreign jurisdictions in which we conduct our business. Restrictions under applicable federal and state healthcare laws and regulations include the following:
•the FD&C Act which among other things, strictly regulates drug product marketing and promotion and prohibits manufacturers from marketing such products for off-label use;
•federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs, and laws requiring notification of price increases;
•the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
•the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $11,181 to $22,363 per false claim, and violations of the FD&C Act, the federal government pricing laws, and the federal Anti-Kickback Statute trigger liability under the federal False Claims Act;
•HIPAA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•HIPAA, as amended by the HITECH, and their respective implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal Physician Payments Sunshine Act (renamed the Open Payments Act) requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals;
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and gift ban and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by state Medicaid or other programs, or non-governmental third party payors, including private insurers, and which are not preempted by federal laws and often differ from state to state, thus complicating compliance efforts; and
•U.S. state laws restricting interactions with healthcare providers and other members of the healthcare community or requiring pharmaceutical manufacturers to implement certain compliance standards, which vary from state to state.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the ACA. Among the provisions of the ACA of potential importance to our business including, without limitation, our ability to commercialize and the prices we obtain for Auryxia and may obtain for any of our product candidates that are approved for sale, are the following:
•an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal anti-kickback statute, new government investigative powers and enhanced penalties for noncompliance;
•a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices;
•extension of manufacturers’ Medicaid rebate liability;
•expansion of eligibility criteria for Medicaid programs;
•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•new requirements to report certain financial arrangements with physicians and teaching hospitals;
•a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes and regulatory have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of 2% per fiscal year which will remain in effect through 2029 unless additional congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, other legislative and regulatory changes have been proposed, but not yet adopted. For example, in July 2019, HHS proposed regulatory changes in kidney health policy and reimbursement. Any new legislative or regulatory changes may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for Auryxia or any product candidates for which we may obtain regulatory approval or the frequency with which Auryxia and any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

With the enactment of the Tax Cuts and Jobs Act of 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause an estimated 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, the President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Additionally, while the ACA temporarily restrained, for the years from 2014 to 2019, the growth rate for the threshold at which the Medicare Part D catastrophic coverage phase begins, in 2020, the threshold reverted to the amount that would have applied for 2020 if the growth rate had not been temporarily restrained. This is commonly referred to as the "coverage gap cliff." Beginning in 2021, the threshold will continue to increase each year by a statutorily-specified amount. Further, each chamber of the U.S. Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA.

The current administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, the President has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third party payors who argued that such payments were owed to them. On April 27, 2020, however, the U.S. Supreme Court reversed the federal circuit decision upholding Congress' denial of such risk corridor funding.

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and, therefore, because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The current administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The current administration has recently represented to the court of appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the current administration argued in support of upholding the lower court decision. However, in a subsequent filing, the U.S. Department of Justice contended that the ACA should be invalidated only in the states that are suing, rather than all states. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On March 3, 2020, the U.S. Supreme Court agreed to hear the case. On June 25, 2020, the current administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the current administration issued a plan to lower drug prices. Under this blueprint for action, the current administration indicated that HHS will take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies, advance biosimilars and generics to boost price competition, evaluate the inclusion of prices in drug makers’ ads to enhance price competition, speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers, avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid, work to give Medicare Part D plan sponsors more negotiation power with drug makers, examine which Medicare Part B drug prices could be negotiated by Medicare Part D plans, improve the design of the Medicare Part B Competitive Acquisition Program, update Medicare’s drug-pricing dashboard to increase transparency, prohibit

Medicare Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance, and require that Medicare Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the current administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products). The current presidential administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs, and has issued five executive orders intended to lower the costs of prescription drug products.

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

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for Auryxia and any product candidates for which we receive marketing approval or additional pricing pressures. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:
•the demand for Auryxia and any products candidates for which we receive marketing approval;
•our ability to set a price that we believe is fair for our products;
•our ability to obtain and maintain coverage and reimbursement approval for Auryxia or any other approved product;
•our ability to generate revenues and achieve or maintain profitability; and
•the level of taxes that we are required to pay.

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
We do not own the rights to our product, Auryxia. We have licensed and sublicensed the rights, patent or otherwise, to Auryxia from a third party, Panion, who in turn licenses certain rights to Auryxia from one of the inventors of Auryxia. The license agreement with Panion, or the Panion License Agreement, requires us to meet development milestones and imposes development and commercialization due diligence requirements on us. In addition, under the license agreement, we must pay royalties based on a mid-single digit percentage of net sales of product resulting from the licensed technologies, including Auryxia, and pay the patent filing, prosecution and maintenance costs related to the license. If we do not meet our obligations in a timely manner, or if we otherwise breach the terms of our license agreement, Panion could terminate the agreement, and we would lose the rights to Auryxia. For example, following announcement of the Merger, Panion notified Keryx in writing that Panion would terminate the license agreement on November 21, 2018 if Keryx did not cure the breach alleged by Panion, specifically, that Keryx failed to use commercially reasonable best efforts to commercialize Auryxia outside the United States. Keryx disagreed with Panion’s claims, and the parties entered discussions to resolve this dispute. On October 24, 2018, prior to the consummation of the Merger, we, Keryx and Panion entered into a letter agreement, or the Panion Letter Agreement, pursuant to which Panion agreed to rescind any and all prior termination threats or notices relating to the license agreement and waived its rights to terminate the license agreement based on any breach by us of our obligation to use commercially reasonable efforts to commercialize Auryxia outside the United States until the parties executed an amendment to the license agreement in accordance with the terms of the Panion Letter Agreement, following consummation of the Merger. On April 17, 2019, we and Panion entered into an amendment and restatement of the Panion License Agreement, or the Panion Amended License Agreement, which reflects certain revisions consistent with the terms of the Panion Letter Agreement. See Note 4 to the Condensed Consolidated Financial Statements (unaudited) contained in this Quarterly Report on Form 10-Q for additional information regarding the Panion Amended License Agreement. Even though we entered into the Panion Amended License Agreement, there are no assurances that Panion will not allege other breaches of the Panion Amended License Agreement or otherwise attempt to terminate the Panion Amended License Agreement in the future.

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
We do not have the ability to independently conduct preclinical and clinical trials. We are currently relying, and expect to continue to rely, on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our current and future preclinical studies and our clinical trials, including our global Phase 3 development program for vadadustat. The third parties on whom we rely may fail to perform effectively, or terminate their engagement with us, for a number of reasons, including the following:
•if the quantity or accuracy of the data obtained by the third parties is compromised due to their failure to adhere to clinical trial protocols or to regulatory requirements, or if the third parties otherwise fail to comply with clinical trial protocols, perform effectively or meet expected deadlines;
•if third parties experience staffing difficulties;
•if we fail to communicate effectively or provide the appropriate level of oversight;
•if third parties undergo changes in priorities or corporate structure or become financially distressed; or
•if they form relationships with other entities, some of which may be our competitors.

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

If any of our third party manufacturers cannot or do not perform as agreed, including a misappropriation of our proprietary information, if they terminate their engagements with us, if we terminate our engagements with them, or if there is a significant disagreement, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into agreements with other third party manufacturers, which we may not be able to do on favorable or reasonable terms, if at all. In some cases, there may be a limited number of qualified replacement manufacturers, or the technical skills, or equipment required to manufacture a product or product candidate may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party or a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture Auryxia or our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to continue to commercialize or satisfy patient demand for Auryxia or any other product candidate for which we receive marketing approval, or develop and receive marketing approval for our product candidates in a timely manner or within budget.

Each of our third party manufacturers must comply with cGMP and other stringent regulatory requirements and guidance enforced by the FDA and other regulatory authorities. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation, which occur in addition to our own quality assurance releases. The facilities and processes used by our third party manufacturers to manufacture Auryxia may be inspected by the FDA and other regulatory authorities at any time, and the facilities and processes used by our third party manufacturers to manufacture our product candidates will be inspected by the FDA, the EMA, PMDA and other regulatory authorities prior to or after we submit our marketing application. We do not control the manufacturing processes of, and have little control over, our third party manufacturers' compliance with cGMP requirements and guidance for the manufacture of certain starting materials, drug substance and finished drug product. In addition, we have little control over the ability of our third party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Our third party manufacturers may experience problems with their manufacturing and distribution operations and processes, including, for example, quality issues, such as product specification and stability failures, procedural deviations, improper equipment installation or operation, utility failures, contamination, natural disasters and public health epidemics. We may also encounter difficulties relating to our own quality processes and procedures, including regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. If our third party manufacturers cannot successfully manufacture material that conforms to our specifications and regulatory requirements and guidance or if we or our third party manufacturers experience manufacturing, operations and/or quality issues, we may not be able to supply patient demand or maintain marketing approval for Auryxia or secure and/or maintain marketing approval for our product candidates.

If the FDA, the EMA or other regulatory authorities do not approve the facilities being used to manufacture our product candidates, or if they withdraw any approval of the facilities being used to manufacture Auryxia or any other product candidates for which we receive marketing approval, we may need to find alternative manufacturing facilities, which would significantly impact our ability to continue commercializing Auryxia or develop, obtain marketing approval for or market our product candidates, if approved. Moreover, the failure of us or our third party manufacturers to comply with applicable regulations or guidance, or our failure to oversee or facilitate such compliance, could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of Auryxia or our product candidates operating restrictions, receipt of a Form 483 or warning letter, or criminal prosecutions, any of which could significantly and adversely affect the supply of Auryxia or our product candidates. For example, in the second quarter of 2020, we initiated a limited, voluntary recall of specific lots of Auryxia because it was determined that these lots were not manufactured in conformance with the FDA's GMP guidance relating to validation. In addition, we recorded a write-down of inventory associated with affected lots during the second quarter of 2020. While the costs of this recall were immaterial, should another recall occur in the future, it could result in material costs and have a material adverse effect on our business and results of operations. Also, if our starting materials, drug substance or drug product are damaged or lost while in our third party manufacturers’ control, it may impact our ability to supply our products or product candidates and we may incur significant financial harm. In addition, Auryxia and our product candidates may compete with other products and product candidates for access to third party manufacturing facilities. A third party manufacturer may also encounter delays brought on by sudden internal resource constraints, labor disputes, or shifting regulatory protocols. Certain of these third party manufacturing facilities may be contractually prohibited from manufacturing our product candidates or products, due to exclusivity provisions in agreements with our competitors. There are a limited number of manufacturers that operate under cGMP regulations and guidance and are capable of manufacturing Auryxia and our product candidates for us.

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
As a result of the large quantity of materials required for Auryxia production and the large quantities of Auryxia tablets that are required for our commercial success, the continued commercial viability of Auryxia depends on adequate supply of starting materials that meet quality, quantity and cost standards and the ability of our contract manufacturers to continually produce drug substance and finished drug product that meets all manufacturing requirements on a commercial scale. Failure to achieve and maintain these levels of supply can jeopardize and prevent the successful continued commercialization of Auryxia. Moreover, issues that may arise in any scale-up and technology transfer of Auryxia and continued commercial scale manufacture of Auryxia may lead to significant delays in our development and commercial timelines and negatively impact our financial performance. For example, a production-related issue resulted in an interruption in the supply of Auryxia in the third and fourth quarters of 2016. This supply interruption negatively impacted Keryx’s revenues in 2016. Although this supply interruption was resolved and actions designed to prevent future interruptions in the supply of Auryxia have been taken, any future supply interruptions for Auryxia or any of our product candidates for which we receive marketing approval would negatively and materially impact our reputation and financial condition.

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
We sublicensed the rights to commercialize Riona to JT and Torii in Japan. We entered into collaboration agreements with Otsuka to develop and commercialize vadadustat in the United States, Europe, China and certain other territories. We also entered into a collaboration agreement with MTPC to develop and commercialize vadadustat in Japan and certain other Asian countries. In addition, we have a license agreement with Vifor Pharma pursuant to which we granted an exclusive license to sell vadadustat to FKC and the Third Party Dialysis Organizations, approved by us, in the United States, which license would become effective only upon the satisfaction of certain conditions. We may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our commercialization efforts with respect to Auryxia and our development and commercialization efforts with respect to vadadustat and any other product candidates. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

We may not be able to maintain our collaborations and our collaborations may not be successful due to a number of important factors, including the following:
•collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•collaborations may be terminated in accordance with the terms of the collaborations and, if terminated, may make it difficult for us to attract new collaborators or adversely affect how we are perceived in scientific and financial communities, and may result in a need for additional capital and expansion of our internal capabilities to pursue further development or commercialization of the applicable products and product candidates;
•if permitted by the terms of the collaborations, collaborators may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus, availability of funding or other external factors such as a business combination that diverts resources or creates competing priorities;

•if permitted by the terms of the collaborations, collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•a collaborator with marketing and distribution rights to our products may not commit sufficient resources to their marketing and distribution;
•if permitted by the terms of the collaboration, we and our collaborator may have a difference of opinion regarding the development or commercialization strategy for a particular product, and our collaborator may have ultimate decision making authority;
•disputes may arise between a collaborator and us that cause the delay or termination of activities related to research, development or commercialization of Auryxia, vadadustat and any other product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
•collaborations may not lead to development or commercialization of products and product candidates in the most efficient manner or at all;
•a significant change in the senior management team, a change in the financial condition or a change in the business operations, including a change in control or internal corporate restructuring, of any of our collaborators, could result in delayed timelines, re-prioritization of our programs, decreasing resources or funding allocated to support our programs, or termination of the collaborations; and
•collaborators may not comply with all applicable regulatory requirements.

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

We may not be successful in entering into additional collaborations as a result of many factors including the following:
•competition in seeking appropriate collaborators;
•a reduced number of potential collaborators due to recent business combinations in the pharmaceutical industry;
•inability to negotiate collaborations on acceptable terms;
•inability to negotiate collaborations on a timely basis;
•a potential collaborator’s evaluation of our product or product candidates;
•a potential collaborator’s resources and expertise; and
•restrictions due to an existing collaboration agreement.

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
Recruiting and retaining qualified scientific, clinical, medical, manufacturing and sales and marketing personnel is critical to our success. We are also highly dependent on our executives, certain members of our senior management and certain members of our commercial organization. The loss of the services of our executives, senior managers or other key employees, including employees in our commercial organization, could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Losing such key personnel subjects us to a number of risks, including the failure to coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the retention of historical knowledge. Furthermore, replacing executives, senior managers and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Our future financial performance and our ability to develop and commercialize our products and product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to hire, train, integrate, and retain additional personnel with sufficient experience. We may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the intense competition among numerous biopharmaceutical companies for similar personnel, particularly in our geographic region.

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

Security breaches and unauthorized use of our IT systems and information, or the IT systems or information in the possession of our collaborators and other third parties, could damage the integrity of our clinical studies, impact our regulatory filings, compromise our ability to protect our intellectual property, and subject us to regulatory actions that could result in significant fines or other penalties.
We, our collaborators, contractors and other third parties rely significantly upon information technology, and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively. In addition, we and our collaborators, contractors and other third parties rely on information technology networks and systems, including the Internet, to process, transmit and store clinical trial data, patient information, and other electronic information, and manage or support a variety of business processes, including operational and financial transactions and records, personal identifying information, payroll data and workforce scheduling information. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of company and customer information.

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

Companies and other entities and individuals have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access to systems and information. These threats can come from a variety of sources, ranging in sophistication from individual hackers to state-sponsored attacks. Cyber threats may be broadly targeted, or they may be custom-crafted against our information systems or those of our vendors or third party service providers. A security breach, cyber-attack or unauthorized access of our clinical data or other data could damage the integrity of our clinical trials, impact our regulatory filings, cause significant risk to our business, compromise our ability to protect our intellectual property, and subject us to regulatory actions, including under the GDPR and CCPA discussed elsewhere in these risk factors and the privacy or security rules under federal, state, or other local laws outside of the United States protecting confidential or personal information, that could be expensive to defend and could result in significant fines or other penalties. Cyber-attacks can include malware, computer viruses, hacking or other unauthorized access or other significant compromise of our computer, communications and related systems. Although we take steps to manage and avoid these risks and to be prepared to respond to attacks, our preventive and any remedial actions may not be successful and no such measures can eliminate the possibility of the systems’ improper functioning or the improper access or disclosure of confidential or personally identifiable information such as in the event of cyber-attacks. Security breaches, whether through physical or electronic break-ins, computer viruses, ransomware, impersonation of authorized users, attacks by hackers or other means, can create system disruptions or shutdowns or the unauthorized disclosure of confidential information.

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

Our employees, independent contractors, principal investigators, CROs, CMOs, consultants and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, CMOs, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate applicable laws, including the following:
•the FDA and other healthcare authorities’ regulations, including those laws that require the reporting of true, complete and accurate information to regulatory authorities, and those prohibiting the promotion of unapproved drugs or approved drugs for an unapproved use;
•quality standards, including GXP;
•federal and state healthcare fraud and abuse laws and regulations and their non-U.S. equivalents;
•anti-bribery and anti-corruption laws, such as the FCPA and the UK Bribery Act or country-specific anti-bribery or anti-corruption laws, as well as various import and export laws and regulations;
•laws that require the reporting of true and accurate financial information and data; and
•U.S. securities laws and regulations and their non-U.S. equivalents.

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

Our future financial performance and our ability to commercialize Auryxia and vadadustat or any other product candidate, if approved, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To manage our recent and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, procedures and processes, expand our facilities and continue to recruit, train, and retain additional qualified personnel. We may not be able to implement these improvements in an efficient or timely manner and may discover deficiencies in existing systems, procedures and processes. Moreover, the systems, procedures and processes currently in place or to be implemented may not be adequate for such growth. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit, train, and retain additional qualified personnel. In addition, we may need to adjust the size of our workforce as a result of changes to our expectations for our business, which can result in diversion of management attention, disruptions to our business, and related expenses. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company or realizing the anticipated benefits of the Merger.

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
We face an inherent risk of product liability as a result of the use of our product commercially, and clinical testing of our product candidates, and we will face an even greater risk if we commercialize any additional products in the future. For example, we may be sued if our product or any of our product candidates allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or product candidate, negligence, strict liability and breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products and product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, product liability claims may result in:
•decreased demand for any product or product candidates;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•delay or termination of clinical trials;
•our inability to continue to develop a product candidate;
•significant costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to study subjects or patients;
•product recalls or withdrawals, or labeling, marketing or promotional restrictions;
•decreased demand for a product or product candidate;
•loss of revenue;
•the inability to commercialize any product or product candidates; and
•a decline in our stock price.

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
Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated pharmaceutical and biotechnology companies have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Global Market has ranged from a low of $2.99 on November 13, 2019 to a high of $31.00 on June 20, 2014. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, developments related to and results of our clinical studies, developments related to our regulatory submissions, developments related to our ability to commercialize Auryxia and any other approved product candidates, announcements by us or our competitors of significant mergers, acquisitions, licenses, strategic collaborations, joint ventures, collaborations or capital commitments, negative publicity around Auryxia, vadadustat or any other product or product candidate, the results of competitive clinical trials, products or technologies, regulatory or legal developments in the United States and other countries, developments or disputes concerning patent applications, issued patents or other proprietary rights, the recruitment or departure of key personnel, the level of expenses related to Auryxia, vadadustat or any other product or product candidate or clinical development programs, actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts, variations in our financial results or those of companies that are perceived to be similar to us, changes in the structure of healthcare payment systems, market conditions in the pharmaceutical and biotechnology sectors, general economic, industry and market conditions and others beyond our control. As a result of this volatility, our shareholders may not be able to sell their common stock at or above the price at which they purchased it.

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

According to the most recent filings made under Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Baupost Group Securities, L.L.C., or Baupost, beneficially owned approximately 12% of our outstanding common stock, and our former director Muneer Satter, beneficially owned approximately 2% of our outstanding common stock. Subject to certain restrictions, Baupost and Mr. Satter are able to sell their shares of common stock in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended. In addition, pursuant to our registration rights agreement with Baupost and our Fourth Amended and Restated Investors’ Rights Agreement, as amended, with Mr. Satter, Baupost and Mr. Satter have the right, subject to certain conditions and with certain exceptions, to require us to file registration statements covering the shares common stock they own or to include their shares in registration statements that we may file or in public offerings of our shares of common stock. Following their registration and sale under the applicable registration statement, those shares would become freely tradable. By exercising their registration rights and selling a large number of shares of common stock, Baupost and Mr. Satter could cause the price of our common stock to decline.

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

Sales of substantial amounts of shares of our common stock or other securities by our employees or our other shareholders or by us under our universal shelf registration statement, pursuant to at-the-market offerings or otherwise, could dilute our stockholders, lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Insiders and significant stockholders could cause us to take actions that may not be, or refrain from taking actions that may be, in our best interest or in the best interest of all of our stockholders.
As of June 30, 2020, we believe that our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 2% of our outstanding common stock. In addition, we have certain significant stockholders, including Baupost, which beneficially owned approximately 12% of our outstanding common stock according to the most recent filings made under Section 13(d) and 13(g) of the Exchange Act. As a result, if certain significant stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs, such as:
•the composition of our Board of Directors;
•the adoption of amendments to our Ninth Amended and Restated Certificate of Incorporation, or Charter, and Amended and Restated By-Laws;
•the approval of mergers or sales of substantially all of our assets;
•our capital structure and financing; and
•the approval of contracts between us and these shareholders or their affiliates, which could involve conflicts of interest.

This concentration of ownership could harm the market price of our common stock by:
•delaying, deferring or preventing a change in control of our company and making some transactions more difficult or impossible without the support of these stockholders, even if such transactions are beneficial to other stockholders;
•impeding a merger, consolidation, takeover or other business combination involving our company; or
•entrenching our management or our Board of Directors.

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
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the SOX Act, or Section 404, or any testing by our independent registered public accounting firm, which became required as of December 31, 2019, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. As a larger company following the Merger, implementing and maintaining effective controls may require more resources, and we may encounter internal control integration difficulties. For example, as of December 31, 2019, management and our independent registered public accounting firm concluded that our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting relating to our inventory process. During fiscal 2020, we are enhancing our system of internal controls over financial reporting to remediate this material weakness. As the revised and enhanced controls need to be in operation for a sufficient period of time and be tested to ensure that the controls are operating as designed, management has concluded that the material weakness cannot be considered remediated as of June 30, 2020. Even if this material weakness is remediated, our internal control over financial reporting could in the future have material weaknesses, deficiencies or conditions that could require correction or remediation. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We will need to continue to dedicate internal resources, potentially engage outside consultants and maintain a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to remediate control deficiencies and improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the Securities and Exchange Commission, the Nasdaq Stock Market or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

Provisions in our organizational documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our Charter and our Amended and Restated By-Laws may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our Board of Directors is responsible for appointing certain members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, these provisions:

•authorize “blank check” preferred stock, which could be issued by our Board of Directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
•create a classified Board of Directors whose members serve staggered three-year terms;
•specify that special meetings of our stockholders can be called only by our Board of Directors pursuant to a resolution adopted by a majority of the total number of directors;
•prohibit stockholder action by written consent;
•establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our Board of Directors;
•provide that our directors may be removed only for cause;
•provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum;
•require a supermajority vote of 75% of the holders of our capital stock entitled to vote or the majority vote of our Board of Directors to amend our Amended and Restated By-Laws; and
•require a supermajority vote of 85% of the holders of our capital stock entitled to vote to amend the classification of our Board of Directors and to amend certain other provisions of our Charter.

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
Any provision of our Charter, our Amended and Restated By-Laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
Under Section 382 of the Internal Revenue Code, or Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. On December 12, 2018, we completed the Merger, which we believe has resulted in an ownership change under Section 382. In addition, the Tax Cuts and Jobs Act, including amendments made by the Coronavirus Aid, Relief, and Economic Security Act which was enacted on March 27, 2020, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to fully offset taxable income in the future. Future changes in our stock ownership, many of which are outside of our control, could result in an additional ownership change under Section 382. As a result, if we generate taxable income, our ability to use our pre-change NOL carryforwards to offset federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. At the state level, state net operating losses generated in one state cannot be used to offset income generated in another state and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Our Charter designates the state or federal courts located in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our Charter provides that, subject to limited exceptions, the state and federal courts located in the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our Charter or our Amended and Restated By-Laws, or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. Under our Charter, this exclusive forum provision will not apply to claims that are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended, or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Charter described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Charter inapplicable to, or unenforceable with respect to, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the quarter ended June 30, 2020, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
As previously disclosed, Jason A. Amello stepped down as the Senior Vice President, Chief Financial Officer, Treasurer, principal financial officer and principal accounting officer of the Company, effective June 29, 2020. Mr. Amello has since remained an employee of the Company to support the Company and his successor during a transitional period.

On August 7, 2020, the Company entered into a consulting agreement, or the Consulting Agreement, with Mr. Amello pursuant to which he will continue to advise the Company as a consultant in exchange for (i) the continued vesting of his outstanding options to purchase shares of the Company’s common stock, time-based restricted stock unit awards and performance restricted stock unit awards through the term of the Consulting Agreement and (ii) the continued exercisability of such option awards until, in the case of option awards under the Company’s 2014 Incentive Plan, as amended, three months, and in the case of the Company’s Amended and Restated 2008 Equity Incentive Plan, one month, following expiration or termination of the Consulting Agreement, in each case pursuant and subject to the terms of the such equity plans and the applicable equity award agreements.

The Consulting Agreement term will commence upon termination of Mr. Amello’s employment with the Company, effective as of August 7, 2020 and will expire on April 1, 2022, unless extended or earlier terminated pursuant to the terms of the Consulting Agreement.

The foregoing information is included for the purpose of providing the disclosures required under “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

The foregoing description of the Consulting Agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, a copy of which we expect to file as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending September 30, 2020.

Item 6. Exhibits.

Exhibits

3.1	Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2014).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on March 28, 2014).

3.3
Certificate of Amendment of Ninth Amended and Restated Certificate of Incorporation of Akebia Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on June 9, 2020).

10.1*†	Offer Letter to David Spellman, dated as of June 13, 2020.

10.2*#	Supply Agreement, dated as of April 2, 2020, by and between Akebia Therapeutics, Inc. and STA Pharmaceutical Hong Kong Limited.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

AKEBIA THERAPEUTICS, INC.

Date: August 10, 2020	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer

Date: August 10, 2020	By:	/s/ David A. Spellman
David A. Spellman
Senior Vice President, Chief Financial Officer and Treasurer