Form 10-Q
period 2020-09-30
Akebia Therapeutics, Inc.
filed 2020-11-05
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

Outstanding at October 30, 2020
144,538,894

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
•the potential therapeutic benefits, safety profile, and effectiveness of our product candidates, including vadadustat;
•the timing, investment and associated activities involved in continued commercialization of Auryxia® (ferric citrate);
•the potential indications, demand and market potential and acceptance of our product and product candidates, including our estimates regarding the potential market opportunity for Auryxia, vadadustat or any other product candidates and the size of eligible patient populations;
•the timing of or likelihood of regulatory filings and approvals, including labeling or other restrictions, such as the anticipated timing of filing a New Drug Application for vadadustat, the potential approval of vadadustat and our outlook related thereto, and potential indications for vadadustat;
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

•the timing of the availability and disclosure of clinical trial data and results;
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

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$169,286	$147,449
Available for sale securities	99,969	245
Inventory	88,242	116,349
Accounts receivable, net	24,466	38,864
Prepaid expenses and other current assets	9,037	6,626
Total current assets	391,000	309,533
Property and equipment, net	8,821	10,380
Operating lease assets	25,721	29,038
Goodwill	55,053	55,053
Other intangible assets, net	151,378	291,212
Other assets	44,170	75,985
Total assets	$676,143	$771,201
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$40,403	$39,217
Accrued expenses and other current liabilities	123,021	129,071
Short-term deferred revenue	18,034	39,830
Total current liabilities	181,458	208,118
Deferred revenue, net of current portion	33,660	33,120
Operating lease liabilities, net of current portion	23,494	27,528
Derivative liability	1,990	1,650
Long-term debt, net	76,608	75,805
Other non-current liabilities	40,971	30,223
Total liabilities	358,181	376,444
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock $0.00001 par value; 350,000,000 and 175,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 143,328,652 and 121,674,568 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	1,408,466	1,188,810
Accumulated other comprehensive loss	6	—
Accumulated deficit	(1,090,511)	(794,054)
Total stockholders' equity	317,962	394,757
Total liabilities and stockholders' equity	$676,143	$771,201

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Product revenue, net	$34,392	$30,004	$94,297	$82,204
License, collaboration and other revenue	25,596	61,973	144,311	183,242
Total revenues	59,988	91,977	238,608	265,446
Cost of goods sold:
Product	24,239	29,162	92,840	79,888
Amortization of intangibles	6,106	9,101	24,307	27,301
Impairment of intangible asset	—	—	115,527	—
Total cost of goods sold	30,345	38,263	232,674	107,189
Operating expenses:
Research and development	46,857	74,512	180,907	242,557
Selling, general and administrative	40,171	34,178	113,636	104,537
License expense	710	929	2,430	2,560
Total operating expenses	87,738	109,619	296,973	349,654
Operating loss	(58,095)	(55,905)	(291,039)	(191,397)
Other income (expense):
Interest income (expense)	(2,274)	228	(6,554)	1,582
Other income (expense)	410	(185)	1,136	(240)
Net loss before income taxes	(59,959)	(55,862)	(296,457)	(190,055)
Benefit from income taxes	—	(1,277)	—	(4,879)
Net loss	$(59,959)	$(54,585)	$(296,457)	$(185,176)
Net loss per share - basic and diluted	$(0.42)	$(0.46)	$(2.18)	$(1.57)
Weighted-average number of common shares - basic and diluted	143,314,729	118,863,063	136,230,889	118,071,674
Comprehensive loss:
Net loss	$(59,959)	$(54,585)	$(296,457)	$(185,176)
Other comprehensive gain (loss) - unrealized gain (loss) on debt securities	15	(17)	6	267
Total comprehensive loss	$(59,944)	$(54,602)	$(296,451)	$(184,909)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock
	Number of Shares	$0.00001 Par Value	Additional Paid-In Capital	Unrealized Gain/(Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	116,887,518	$1	$1,150,583	$(261)	$(514,395)	$635,928
Proceeds from sale of stock under employee stock purchase plan	39,977	—	188	—	—	188
Exercise of options	62,204	—	365	—	—	365
Share-based compensation expense	—	—	2,094	—	—	2,094
Restricted stock unit vesting	132,563	—	—	—	—	—
Unrealized gain	—	—	—	225	—	225
Net loss	—	—	—	—	(72,421)	(72,421)
Balance at March 31, 2019	117,122,262	$1	$1,153,230	$(36)	$(586,816)	$566,379
Issuance of common stock, net of issuance costs	1,384,520	—	9,035	—	—	9,035
Exercise of options	300,592	—	195	—	—	195
Retired shares	(55,324)	—	(426)	—	—	(426)
Share-based compensation expense	—	—	2,284	—	—	2,284
Restricted stock unit vesting	35,251	—	—	—	—	—
Unrealized gain	—	—	—	59	—	59
Net loss	—	—	—	—	(58,170)	(58,170)
Balance at June 30, 2019	118,787,301	$1	$1,164,318	$23	$(644,986)	$519,356
Proceeds from sale of stock under employee stock purchase plan	47,553	—	195	—	—	195
Share-based compensation expense	—	—	2,613	—	—	2,613
Restricted stock unit vesting	28,881	—	—	—	—	—
Unrealized loss	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(54,585)	(54,585)
Balance at September 30, 2019	118,863,735	$1	$1,167,126	$6	$(699,571)	$467,562

Balance at December 31, 2019	121,674,568	$1	$1,188,810	—	$(794,054)	$394,757
Issuance of common stock, net of issuance costs	7,973,967	—	56,575	—	—	56,575
Proceeds from sale of stock under employee stock purchase plan	115,024	—	451	—	—	451
Share-based compensation expense	—	—	4,916	—	—	4,916
Exercise of options	64,126	—	412	—	—	412
Restricted stock unit vesting	423,755	—	—	—	—	—
Net loss	—	—	—	—	(60,747)	(60,747)
Balance at March 31, 2020	130,251,440	$1	$1,251,164	$—	$(854,801)	$396,364
Issuance of common stock, net of issuance costs	12,650,000	$—	$142,383	$—	$—	$142,383
Share-based compensation expense	—	$—	$6,864	$—	$—	$6,864
Exercise of options	48,103	$—	$409	$—	$—	$409
Restricted stock unit vesting	179,866	$—	$—	$—	$—	$—
Unrealized loss	—	$—	$—	$(9)	$—	$(9)
Net loss	—	$—	$—	$—	$(175,751)	$(175,751)
Balance at June 30, 2020	143,129,409	$1	$1,400,820	$(9)	$(1,030,552)	$370,260
Proceeds from sale of stock under employee stock purchase plan	120,634	—	649	—	—	649
Share-based compensation expense	—	—	6,592	—	—	6,592
Exercise of options	54,404	—	405	—	—	405
Restricted stock unit vesting	24,205	—	—	—	—	—
Unrealized gain	—	—	—	15	—	15
Net loss	—	—	—	—	(59,959)	(59,959)
Balance at September 30, 2020	143,328,652	$1	$1,408,466	$6	$(1,090,511)	$317,962

See accompanying notes to unaudited condensed consolidated financial statements

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Operating activities:
Net loss	$(296,457)	$(185,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,559	1,659
Amortization of intangibles	24,307	27,301
Intangible asset impairment charge	115,527	—
Amortization of premium/discount on investments	(31)	(795)
Non-cash interest expense	1,255	508
Non-cash operating lease expense	(1,660)	(1,673)
Fair value step-up of inventory sold or written off	39,522	51,604
Write-down of inventory	18,608	5,968
Change in excess inventory purchase commitments	10,304	—
Stock-based compensation	18,372	6,991
Deferred income taxes	—	(4,879)
Change in fair value of derivative liability	340	—
Changes in operating assets and liabilities:
Accounts receivable	14,398	(12,988)
Inventory	6,415	(28,565)
Prepaid expenses and other current assets	(2,279)	9,415
Other long-term assets	(6,518)	3,145
Accounts payable	3,028	26,438
Accrued expense	(6,072)	(29,176)
Operating lease liabilities	1,032	1,577
Deferred revenue	(21,256)	(36,660)
Net cash used in operating activities	(79,606)	(165,306)
Investing activities:
Purchase of equipment	—	(6,435)
Purchase of available for sale securities	(99,932)	—
Proceeds from the maturities of available for sale securities	245	130,610
Proceeds from sales of available for sale securities	—	64,721
Net cash provided by (used in) investing activities	(99,687)	188,896
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	198,883	9,035
Proceeds from the sale of stock under employee stock purchase plan	1,100	383
Proceeds from the exercise of stock options	1,226	560
Retirement of treasury stock	—	(426)
Payments on debt	—	(15,000)
Net cash provided by (used in) financing activities	201,209	(5,448)
Increase in cash, cash equivalents, and restricted cash	21,916	18,142
Cash, cash equivalents, and restricted cash at beginning of the period	149,804	107,099
Cash, cash equivalents, and restricted cash at end of the period	$171,720	$125,241
Non-cash financing activities
Unpaid offering costs	$75	$—

See accompanying notes to unaudited condensed consolidated financial statements

Akebia Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Nature of Organization and Operations

Akebia Therapeutics, Inc., referred to as Akebia or the Company, was incorporated in the State of Delaware in 2007. Akebia is a biopharmaceutical company with the purpose of bettering the lives of people living with kidney disease. Akebia’s lead investigational product candidate, vadadustat, is an oral therapy in Phase 3 development for the treatment of anemia due to chronic kidney disease, or CKD. Vadadustat is an oral hypoxia-inducible factor prolyl hydroxylase inhibitor, or HIF-PHI, designed to mimic the physiologic effect of altitude on oxygen availability. At higher altitudes, the body responds to lower oxygen availability with stabilization of hypoxia-inducible factor, or HIF, which can lead to red blood cell, or RBC, production and improved oxygen delivery to tissues.Vadadustat is approved and marketed in Japan as a treatment for anemia due to CKD in both dialysis-dependent and non-dialysis dependent adult patients under the trade name VAFSEO. In addition, the Company has a commercial product, Auryxia® (ferric citrate), which is currently approved by the U.S. Food and Drug Administration, or FDA, and marketed for two indications in the United States: the control of serum phosphorus levels in adult patients with CKD on dialysis, or DD-CKD, and the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or NDD-CKD. Ferric citrate is also approved and marketed in Japan as an oral treatment for the improvement of hyperphosphatemia in patients with DD-CKD and NDD-CKD under the trade name Riona® (ferric citrate hydrate).

Since inception, the Company has devoted most of its resources to research and development, including its preclinical and clinical development activities, and providing general and administrative support for these operations. The Company began recording revenue from the U.S. sales of Auryxia and revenue from sublicensing rights to Auryxia in Japan to the Company’s Japanese partners Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd., collectively, JT and Torii, on December 12, 2018 following the consummation of a merger with Keryx Biopharmaceuticals, Inc., or Keryx, or the Merger. Additionally, following regulatory approval of vadadustat in Japan, the Company began recognizing royalty revenues from Mitsubishi Tanabe Pharma Corporation, or MTPC, from the sale of VAFSEO since August 2020. The Company has not generated a profit to date and may never generate profits from product sales. The Company’s product candidates are subject to long development cycles, and the Company may be unsuccessful in its efforts to develop, obtain marketing approval for or market its product candidates. If the Company does not successfully commercialize any of its products or product candidates, it may be unable to achieve profitability.

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

In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020 or any other future period.

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

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2019 Annual Report on Form 10-K and are updated below as necessary.

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

Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available for sale securities with original maturities of three months or less at the time of purchase. Cash equivalents are reported at fair value. At September 30, 2020, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Restricted cash represents amounts required for security deposits under the Company’s office and lab space lease agreements. Restricted cash is included in “prepaid expenses and other current assets” and “other assets” in the unaudited condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the unaudited condensed consolidated balance sheet that sum to the total of the amounts reported in the unaudited condensed consolidated statement of cash flows (in thousands):

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$169,286	$122,886
Prepaid expenses and other current assets	395	263
Other assets	2,039	2,092
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$171,720	$125,241

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

The following is the summary of property and equipment and related accumulated depreciation as of September 30, 2020 and December 31, 2019.

	Useful Life			September 30, 2020	December 31, 2019
				(in thousands)
Computer equipment and software		3		$1,010	$1,010
Furniture and fixtures	5	-	7	2,086	2,086
Equipment		7		2,451	2,451
Leasehold improvements	Shorter of the useful life or remaining lease term (10 years)			8,497	8,497
				14,044	14,044
Less accumulated depreciation				(5,223)	(3,664)
Net property and equipment				$8,821	$10,380

Depreciation expense was approximately $0.5 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $1.6 million and $1.7 million for each of the nine months ended September 30, 2020 and 2019, respectively.

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

Trade Discounts and Allowances: The Company generally provides Customers with discounts that include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the unaudited condensed consolidated statement of operations and comprehensive loss through September 30, 2020. The Company records a corresponding reduction of accounts receivable (if the trade discount and/or allowance will be credited to the Customer) or an increase in accrued expense (if the trade discount and/or allowance is payable to a Customer) on the unaudited condensed consolidated balance sheets.

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

Royalties
The Company will recognize sales-based royalties, including milestone payments based on the level of sales, at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company receives royalty payments from JT and Torii, based on net sales of Riona in Japan, and MTPC, based on net sales of VAFSEO in Japan.

Collaborative Arrangements
The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. The Company considers the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between the Company and its collaborative partner and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. Therefore, the Company recognizes its allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the Otsuka U.S. Agreement, as defined below in Note 4, as a component of the related expense in the period incurred. During the three months ended September 30, 2020 and 2019, the Company incurred approximately $1.2 million and $0.5 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.5 million and $0.2 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020 and 2019, Otsuka incurred approximately $0.5 million and $0.3 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.3 million and $0.2 million are reimbursable by the Company and recorded as an increase to research and development expense during the three months ended September 30, 2020 and 2019, respectively. To the extent product revenue is generated from the collaboration, the Company recognizes its share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.

Intangible Assets
The Company maintains a definite-lived intangible asset related to developed product rights for Auryxia, which was acquired on December 12, 2018 as part of the Merger.

Intangible assets are initially recorded at fair value and stated net of accumulated amortization and impairments. The Company amortizes its intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization for the Company’s intangible asset is recorded over its estimated useful life, which as of September 30, 2020 is estimated to be seven years.

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

Items measured at fair value on a nonrecurring basis include property and equipment, intangible assets and goodwill. The Company remeasures the fair value of these assets upon the occurrence of certain events. There were no such remeasurements to property and equipment during either of the three and nine months ended September 30, 2020 and 2019. During the three months ended June 30, 2020, the Company identified indicators of impairment related to the developed product rights for Auryxia, an intangible asset measured using Level 3 inputs, and recorded an impairment charge of $115.5 million (see Note 9 for additional information). There were no impairments to assets measured using Level 3 inputs during the three months ended September 30, 2020, and no other impairments to assets measured using Level 3 inputs during the nine months ended September 30, 2020, other than as described in the previous sentence. There were no impairments to assets measured using Level 3 inputs during either of the three and nine months ended September 30, 2019.

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

3.Product Revenue and Reserves for Variable Consideration
To date, the Company’s only source of product revenue has been product revenue from the U.S. sales of Auryxia, which it began recording on December 12, 2018 following the consummation of the Merger. Total net product revenue was $34.4 million and $30.0 million for the three months ended September 30, 2020 and 2019, respectively, and $94.3 million and $82.2 million for the nine months ended September 30, 2020 and 2019, respectively. The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2020 and 2019 (in thousands):

	Chargebacks and Discounts	Rebates, Fees and other Deductions	Returns	Total
Balance at December 31, 2019	$738	$30,552	$253	$31,543
Current provisions related to sales in current year	7,833	107,421	4,184	119,438
Adjustments related to prior year sales	(85)	703	2,328	2,946
Credits/payments made	(7,701)	(96,807)	(5,991)	(110,499)
Balance at September 30, 2020	$785	$41,869	$774	$43,428

Balance at December 31, 2018	$516	$22,861	$360	$23,737
Current provisions related to sales in current year	5,617	73,424	1,835	80,876
Adjustments related to prior year sales	13	1,507	—	1,520
Credits/payments made	(5,481)	(67,890)	(1,907)	(75,278)
Balance at September 30, 2019	$665	$29,902	$288	$30,855

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

Accounts receivable, net related to product sales was approximately $21.7 million and $23.0 million as of September 30, 2020 and December 31, 2019, respectively.

4.License, Collaboration and Other Significant Agreements
During the three and nine months ended September 30, 2020 and 2019, the Company recognized the following revenues from its license, collaboration and other significant agreements and had the following deferred revenue balances as of September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
License, Collaboration and Other Revenue:	(in thousands)		(in thousands)
MTPC Agreement	$373	$—	$15,373	$10,000
Otsuka U.S. Agreement	16,256	39,718	$80,721	$103,461
Otsuka International Agreement	7,243	20,220	39,445	64,643
Total Proportional Performance Revenue	$23,872	$59,938	$135,539	$178,104
JT and Torii	1,183	1,549	4,049	4,266
MTPC Other Revenue	541	486	4,723	872
Total License, Collaboration and Other Revenue	$25,596	$61,973	$144,311	$183,242

	September 30, 2020
	Short-Term	Long-Term	Total
Deferred Revenue:	(in thousands)
Otsuka U.S. Agreement	$10,672	$20,777	$31,449
Otsuka International Agreement	7,362	8,204	15,566
Vifor Agreement	—	4,679	4,679
Total	$18,034	$33,660	$51,694

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended September 30, 2020 and 2019 (in thousands):

Nine Months Ended September 30, 2020	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$15,822	$143,148	$(156,209)	$2,761
Prepaid expenses and other current assets	$—	$1,248	$—	$1,248
Contract liabilities:
Deferred revenue	$72,950	$110,295	$(131,551)	$51,694
Accounts payable	$—	$10,097	$(5,651)	$4,446
Accrued expenses and other current liabilities	$—	$615	$(615)	$—

Nine Months Ended September 30, 2019
Contract assets:
Other current assets	$—	$10,000	$(10,000)	$—
Accounts receivable(1)	$1,587	$134,268	$(131,651)	$4,204
Contract liabilities:
Deferred revenue	$112,689	$131,444	$(168,104)	$76,029
Accounts payable	$13,492	$—	$(13,492)	$—

(1)Excludes accounts receivable from other services related to clinical and regulatory activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement as of September 30, 2020 and 2019 and December 31, 2019 and 2018. Also excludes accounts receivable related to amounts due to the Company from product sales which are included in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019.

During the three and nine months ended September 30, 2020 and 2019, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Recognized in the Period from:	2020	2019	2020	2019
Amounts included in deferred revenue at the beginning of the period	$6,537	$27,095	$29,203	$60,441
Performance obligations satisfied in previous periods	$20,648	$—	$21,346	$1,254

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
The Company and MTPC agreed that, instead of including Japanese patients in the Company’s global Phase 3 program for vadadustat, MTPC would be the sponsor of a Phase 3 program for vadadustat in Japan. MTPC is responsible for the costs of the Phase 3 program in Japan and other studies required in Japan, and made no funding payments for the global Phase 3 program. In June 2020, vadadustat was approved in Japan for the treatment of anemia due to CKD, which triggered a $15.0 million regulatory milestone payment to the Company that was received in the third quarter of 2020. In August 2020, MTPC launched vadadustat commercially in Japan under the trade name VAFSEO as a treatment of anemia due to CKD for adult patients on dialysis and not on dialysis.
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
MTPC is required to make certain milestone payments to the Company aggregating up to approximately $225.0 million upon the achievement of specified development, regulatory and commercial events. More specifically, the Company received $10.0 million in development milestone payments, and is eligible to receive up to $40.0 million in regulatory milestone payments, of which the Company received $10.0 million in relation to the JNDA filing in the third quarter of 2019 and earned an additional $15.0 million following regulatory approval of vadadustat in Japan in the second quarter of 2020, which the Company received in the third quarter of 2020, and up to $175.0 million in commercial milestone payments associated with aggregate sales of all products. In consideration for the exclusive license and other rights contained in the MTPC Agreement, MTPC also made a $20.0 million upfront payment as well as a payment of $20.5 million for Phase 2 studies in Japanese patients completed by the Company and reimbursed by MTPC. The Company is also entitled to receive tiered royalty payments ranging from the low teens to 20% on annual net sales of vadadustat in the MTPC Territory. Royalty payments are subject to certain reductions, including upon the introduction of competitive products in certain instances. Royalties are due on a country-by-country basis from the date of first commercial sale of a licensed product in a country until the last to occur of: (i) the expiration of the last to expire valid claim within the intellectual property covering the licensed product, (ii) the expiration of marketing or regulatory exclusivity in such country, or (iii) the tenth anniversary of the first commercial sale of such licensed product in such country. Due to the uncertainty of drug development and commercialization and the high historical failure rates associated therewith, although the Company has received $10.0 million in development milestones, $25.0 million in regulatory milestones, no additional milestone may ever be received from MTPC. The Company recognizes any revenue from MTPC royalties in the period in which the sales occur.
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
The Company identified two performance obligations in connection with its material promises under the MTPC Agreement as follows: (i) License, Research and Clinical Supply Performance Obligation and (ii) Rights to Future Know-How Performance Obligation. Factors considered in making the assessment of which material promises will be accounted for as separate performance obligations included, among other things, the capabilities of the collaboration partner, whether any other vendor sells the item separately, whether the good or service is highly interdependent or highly interrelated to the other elements in the arrangement, and whether there are other vendors that can provide the items. Additionally, the MTPC Agreement does not include a general right of return.
The Company allocates the transaction price to each performance obligation based on the Company’s best estimate of the relative standalone selling price. The Company developed a best estimate of the standalone selling price for the Rights to Future Know-How Performance Obligation primarily based on the likelihood that additional intellectual property covered by the license conveyed will be developed during the term of the arrangement and determined it is immaterial. As such, the Company did not develop a best estimate of standalone selling price for the License, Research and Clinical Supply Performance Obligation and allocated the entire transaction price to this performance obligation. The deliverables associated with the License, Research and Clinical Supply Performance Obligation were satisfied as of June 30, 2018.
The transaction price at inception was comprised of: (i) the up-front payment, (ii) the estimated cost for the Phase 2 studies, (iii) a non-substantive milestone associated with the first patient enrolled in the NDD-CKD Phase 3 study, and (iv) the cost of all clinical supply provided to MTPC for the Phase 3 studies. No other development and no regulatory milestones were included in the transaction price at inception, as all other milestone amounts were fully constrained. Subsequent to inception, the transaction price also included certain development and regulatory milestones, as described below. As part of its evaluation of the constraint, the Company considers numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to MTPC and therefore have also been excluded from the transaction price. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the remaining consideration that may be payable to the Company subsequent to MTPC's commercial launch of VAFSEO in the third quarter of 2020 is quarterly royalties on net sales, sales milestones, and certain regulatory milestones.
As of September 30, 2020, the transaction price is comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received, comprised of $10.0 million relating to the JNDA filing and the $15.0 million relating to regulatory approval of vadadustat in Japan, and (vi) $0.4 million in royalties from net sales of VAFSEO. As of September 30, 2020, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. Accordingly, the Company recognized the $15.0 million regulatory milestone relating to regulatory approval of vadadustat in Japan as revenue during the nine months ended September 30, 2020 and the $10.0 million regulatory milestone for the filing of the JNDA as revenue during the nine months ended September 30, 2019, as the regulatory milestones were both deemed probable of being achieved and the required performance obligations had been satisfied as of September 30, 2020 and September 30, 2019, respectively. The Company recognized $0.4 million and $0 in revenues for the three months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there is $0.4 million in accounts receivable, no deferred revenue, and no contract assets. There were no asset or liability balances classified as long-term in the unaudited condensed consolidated balance sheet as of September 30, 2020.

Supply of Drug Product to MTPC
In March 2020, in connection with the MTPC Agreement, the Company agreed to supply MTPC with certain vadadustat drug product for commercial use and MTPC agreed to reimburse the Company for certain manufacturing-related expenses. In connection with this arrangement, the Company invoiced the upfront payment of $10.4 million, which it received during the three months ended June 30, 2020. The Company does not recognize revenue under this arrangement until risk of loss passes to MTPC and delivery has occurred. During the three and nine months ended September 30, 2020, the Company recognized $0.5 million and $4.5 million, respectively, in revenue for drug product that was delivered during the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, the Company recorded no accounts receivable, no deferred revenue, and $5.9 million in other current liabilities for drug product that is subject to return by MTPC. Subsequent to September 30, 2020, risk of loss passed to MTPC and delivery occurred with respect to an additional $1.7 million of vadadustat drug product, which reduced the liability to $4.2 million.
On July 15, 2020, the Company and its collaboration partner MTPC entered into a supply agreement, or the MTPC Supply Agreement. The MTPC Supply Agreement includes the terms and conditions under which the Company will supply vadadustat drug product to MTPC for commercial use in Japan and certain other Asian countries, as contemplated by the MTPC Agreement.
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

The Company did not recognize any revenue under the MTPC Supply Agreement during the three and nine months ended September 30, 2020, respectively. Subsequent to September 30, 2020, the Company invoiced MTPC for $18.9 million in up-front payments for vadadustat drug product ordered by MTPC.
U.S. Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.
Summary of Agreement
On December 18, 2016, the Company entered into a collaboration and license agreement with Otsuka, or the Otsuka U.S. Agreement. The collaboration is focused on the development and commercialization of vadadustat in the United States. Under the terms of the Otsuka U.S. Agreement, the Company is responsible for leading the development of vadadustat, including the ongoing Phase 3 development program, and the Company controls and retains final decision making authority with respect to certain matters, including U.S. pricing strategy and manufacturing. The Company and Otsuka will co-commercialize vadadustat in the United States, subject to the approval of vadadustat by the FDA.
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
Under the Otsuka U.S. Agreement, the parties jointly conduct, and have equal responsibility for, all medical affairs, commercialization and non-promotional activities pursuant to underlying plans as agreed to by the parties. If approved by the FDA, Otsuka is obligated to purchase all of its supply requirements of vadadustat for commercial use from the Company pursuant to a separate supply agreement to be negotiated.

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
Under the terms of the Otsuka U.S. Agreement, the Company received a $125.0 million up-front, non-refundable, non-creditable cash payment in December 2016. In March 2017, the Company received a payment of approximately $33.8 million, which represented reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan through December 31, 2016. Commencing in the third quarter of 2017, whereupon the Company had incurred a specified amount of incremental costs, Otsuka began to contribute, as required by the Otsuka U.S. Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to December 31, 2016 will total $312.4 million or more, depending on the actual costs incurred toward the current global development plan. The costs associated with the performance of any development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism as set forth in the Otsuka U.S. Agreement or to be determined by the parties. Costs incurred with respect to medical affairs and commercialization and non-promotional activities will generally be shared equally by the parties. In addition, due to the costs incurred in completing the activities under the current global development plan exceeding a certain threshold in the second quarter of 2019, the Company elected to require Otsuka to increase the aggregate percentage of current global development costs it funds under the Otsuka U.S. Agreement and the Otsuka International Agreement, as defined below, from 52.5% to 80%, or the Otsuka Funding Option. The Company estimates the additional funding as a result of exercising the Otsuka Funding Option, or the Additional Funding, to total approximately $119.0 million or more, depending on the actual costs incurred toward the current global development plan. The Additional Funding is fully creditable against future payments due to the Company under the arrangement, provided that future payments due to the Company may not be reduced by more than 50% in any calendar year and any remaining creditable amount above 50% in any calendar year will be applied to subsequent future payments until fully credited. As of September 30, 2020, the Additional Funding was $80.9 million.
In addition, Otsuka is required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, as of September 30, 2020, the Company is eligible to receive up to $65.0 million in regulatory milestone payments for the first product to achieve the associated event and up to $575.0 million in commercial milestone payments associated with aggregate sales of licensed products. These future milestones are subject to reduction as a result of the Company’s exercise of the Otsuka Funding Option, as described above. Due to the uncertainty of drug development and commercialization and the high historical failure rates associated therewith, no milestone payments may ever be received from Otsuka.
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
Unless earlier terminated, the Otsuka U.S. Agreement will expire in the United States on a product-by-product basis on the date that one or more generic versions of vadadustat first achieves 90% market penetration. Either party may terminate the Otsuka U.S. Agreement in its entirety upon an uncured breach or insolvency on the part of the other party. Otsuka may terminate the Otsuka U.S. Agreement in its entirety upon 12 months’ prior written notice at any time after the release of the first top-line data from the global Phase 3 development program for vadadustat, which release occurred in the second quarter of 2020 with the announcement of top-line data from the INNO2VATE program. In the event of termination of the Otsuka U.S. Agreement, all rights and licenses granted to Otsuka under the Otsuka U.S. Agreement will automatically terminate and the licenses granted to the Company will become freely sublicensable. In addition, the upfront payment, all development costs and milestone payments received by the Company prior to such termination will not be refunded to Otsuka.
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
As of September 30, 2020, the transaction price totaling $471.2 million is comprised of: (i) the up-front payment of $125.0 million, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016 of $33.8 million, and (iii) the estimate of the net cost share consideration to be received of approximately $312.4 million with respect to amounts incurred by the Company subsequent to December 31, 2016 and the Additional Funding. As of September 30, 2020, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.
During the three months ended September 30, 2020 and 2019, the Company recognized revenue totaling approximately $16.3 million and $39.7 million, respectively, and approximately $80.7 million and $103.5 million during the nine months ended September 30, 2020 and 2019, respectively, with respect to the Otsuka U.S. Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2020, there is approximately $31.4 million of deferred revenue related to the Otsuka U.S. Agreement of which $10.7 million is classified as current and $20.8 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of September 30, 2020, there are approximately $3.1 million in contract liabilities (included in accounts payable) and $0.9 million in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2019, there was $8.9 million in accounts receivable in the consolidated balance sheet.
The Company determined that the medical affairs, commercialization and non-promotional activities elements of the Otsuka U.S. Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, the Company is accounting for the joint medical affairs, commercialization and non-promotional activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the Company has determined that in the context of the medical affairs, commercialization and non-promotional activities, Otsuka does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, the activities conducted pursuant to the medical affairs, commercialization and non-promotional activities plans will be accounted for as a component of the related expense in the period incurred. During the three months ended September 30, 2020 and 2019, the Company incurred approximately $1.2 million and $0.5 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement of which approximately $0.5 million and $0.2 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020 and 2019, Otsuka incurred approximately $0.5 million and $0.3 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.3 million and $0.2 million are reimbursable by the Company and recorded as an increase to research and development expense during the three months ended September 30, 2020 and 2019, respectively.
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
Under the terms of the Otsuka International Agreement, the Company received a $73.0 million up-front, non-refundable, non-creditable cash payment. The Company also received a payment of approximately $0.2 million which represents reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan in excess of a specified threshold during the quarter ended March 31, 2017. Commencing in the second quarter of 2017, Otsuka began to contribute, as required by the Otsuka International Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to March 31, 2017 will total roughly $224.7 million or more, depending on the actual current global development plan costs incurred. The costs associated with the performance of any mutually agreed upon development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism as set forth in the Otsuka International Agreement or to be determined by the parties. Otsuka may elect to conduct additional studies of vadadustat in the EU, subject to the Company’s right to delay such studies based on its objectives outside the Otsuka International Territory. Otsuka will pay a percentage of the costs of any such studies, and the Company will pay its portion of the costs in the form of a credit against future amounts due to the Company under the Otsuka International Agreement. The costs incurred related to any other development activities, which are pursued solely for obtaining or maintaining marketing approval in the Otsuka International Territory or otherwise performed solely with respect to the Otsuka International Territory that are incremental to the development activities included in the current global development plan, will be borne in their entirety by Otsuka. Otsuka will pay costs incurred with respect to medical affairs and commercialization activities in the Otsuka International Territory.
In addition, Otsuka would be required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, as of September 30, 2020, the Company is eligible to receive up to $52.0 million in regulatory milestone payments for the first licensed product to achieve the associated event. Moreover, the Company is eligible for up to $525.0 million in commercial milestone payments associated with aggregate sales of all licensed products. Additionally, to the extent vadadustat is commercialized, the Company would be entitled to receive tiered royalty payments ranging from the low double digits to the low thirties based on a percentage of net sales. Royalties are due on a country-by-country basis from the date of the first commercial sale of a licensed product in a country until the latest to occur of: (i) the expiration date in such country of the last to expire valid claim within the intellectual property covering the licensed product, (ii) the date of expiration of data or regulatory exclusivity in such country or (iii) the tenth anniversary of the first commercial sale of such licensed product in such country. Due to the uncertainty of pharmaceutical development and the high historical failure rates associated therewith, no milestone or royalty payments may ever be received from Otsuka. There are no cancellation, termination or refund provisions in the Otsuka International Agreement that contain material financial consequences to the Company.
Unless earlier terminated, the Otsuka International Agreement will expire upon the expiration of the royalty term in the last country in the Otsuka International Territory. Either party may terminate the Otsuka International Agreement in its entirety upon an uncured material breach or insolvency on the part of the other party. Otsuka may terminate the Otsuka International Agreement in its entirety or for a specific region in the Otsuka International Territory upon 12 months’ prior written notice at any time after the release of the first top-line data from the global Phase 3 development program for vadadustat, which release occurred in the second quarter of 2020 with the announcement of top-line data from the INNO2VATE program. In the event of termination of the Otsuka International Agreement, all rights and licensees granted to Otsuka under the Otsuka International Agreement will automatically terminate, and the licenses granted to the Company will become freely sublicensable, but potentially subject to a future royalty. In addition, the upfront payment, all development costs and milestone payments received by the Company prior to such termination will not be eligible for refund to Otsuka.
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
As of September 30, 2020, the transaction price totaling $297.9 million is comprised of: (i) the up-front payment of $73.0 million, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017 of $0.2 million, and (iii) an estimate of the net cost share consideration to be received with respect to amounts incurred by the Company subsequent to March 31, 2017 of $224.7 million. As of September 30, 2020, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.
During the three months ended September 30, 2020 and 2019, the Company recognized revenue totaling approximately $7.2 million and $20.2 million, respectively, and approximately $39.4 million and $64.6 million during the nine months ended September 30, 2020 and 2019, respectively, with respect to the Otsuka International Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2020, there is approximately $15.6 million of deferred revenue related to the Otsuka International Agreement of which $7.4 million is classified as current and $8.2 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of September 30, 2020, there are approximately $1.4 million in contract liabilities (included in accounts payable) and $0.4 million in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2019, there was $4.0 million in accounts receivable in the consolidated balance sheet.
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
Unless earlier terminated, the Vifor Amended Agreement will expire upon the later of the expiration of all patents that claim or cover vadadustat or expiration of marketing or regulatory exclusivity for vadadustat in the United States. Vifor Pharma may terminate the Vifor Amended Agreement in its entirety upon 12 months’ prior written notice after the release of the first top-line data in the vadadustat global Phase 3 program for DD-CKD patients, which release occurred in the second quarter of 2020 with the announcement of top-line data from the INNO2VATE program. In addition, either party may, subject to a cure period, terminate the Vifor Amended Agreement in the event of the other party’s uncured material breach or bankruptcy. The Company may terminate the Vifor Amended Agreement (or suspend the license) upon the occurrence of certain events, such as for specific violations of the Vifor Amended Agreement, Vifor Pharma’s failure to achieve certain sales levels, or if there are changes in Vifor Pharma’s relationship with FKC or in applicable laws and regulations related to the reimbursement of drugs like vadadustat at dialysis clinics, or if Vifor Pharma contests the validity or enforceability of any patent controlled by the Company that covers vadadustat. The Vifor Amended Agreement also includes a standstill provision and customary representations and warranties.
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
The Company recognized royalty payments due to Panion of approximately $2.9 million and $2.7 million during the three months ended September 30, 2020 and 2019, respectively, and approximately $8.2 million and $7.5 million during the nine months ended September 30, 2020 and 2019, respectively, relating to the Company’s sales of Auryxia in the United States and JT and Torii’s net sales of Riona in Japan, as the Company is required to pay a mid-single digit percentage of net sales of ferric citrate in the Company’s licensed territories to Panion under the terms of the Panion Amended License Agreement.
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
The Company recognized license revenue of $1.2 million and $1.5 million during the three months ended September 30, 2020 and 2019, respectively, and $4.0 million and $4.3 million during the nine months ended September 30, 2020 and 2019, respectively, related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.

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

The Company also identified executory contracts in the commercial supply agreements between Keryx and its contract manufacturers for Auryxia, which include future firm purchase commitments. These executory contracts were deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast and as such, the Company recorded a liability in purchase accounting. As of the acquisition date, the fair value of the off-market element was $29.5 million. During the second quarter of 2020, the Company recorded an $11.0 million increase to the liability for excess purchase commitments, for a total liability of $41.5 million, and a corresponding charge to cost of goods sold largely driven by a reduction in the short-term and long-term Auryxia revenue sales forecast. As of September 30, 2020, the Company's liability for excess purchase commitments was $41.0 million (see Note 14 for additional information).

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

6.Available For Sale Securities

Cash, cash equivalents, and available for sale securities at September 30, 2020 and December 31, 2019 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2020
Cash and cash equivalents	$169,286	$—	$—	$169,286
Available for sale securities:
U.S. government debt securities	$99,963	$6	$—	$99,969
Total available for sale securities	$99,963	$6	$—	$99,969
Total cash, cash equivalents, and available for sale securities	$269,249	$6	$—	$269,255

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2019
Cash and cash equivalents	$147,449	$—	$—	$147,449
Available for sale securities:
Certificates of deposit	$245	$—	$—	$245
Total available for sale securities	$245	$—	$—	$245
Total cash, cash equivalents, and available for sale securities	$147,694	$—	$—	$147,694

The estimated fair value of the Company’s available for sale securities balance at September 30, 2020, by contractual maturity, was as follows (in thousands):

Due in one year or less	$99,969
Due after one year	—
Total available for sale securities	$99,969

There were no realized gains or losses on available for sale securities for the three and nine months ended September 30, 2020 and 2019. Additionally, the Company did not have any available for sale securities that were in an unrealized loss position as of September 30, 2020 and December 31, 2019. As such, the Company did not recognize any credit losses during the three and nine months ended September 30, 2020.

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

Assets measured or disclosed at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2020
Assets:
Cash and cash equivalents	$169,286	$—	$—	$169,286
U.S. government debt securities	—	99,969	—	99,969
	$169,286	$99,969	$—	$269,255
Liabilities:
Derivative liability	$—	$—	$1,990	$1,990
	$—	$—	$1,990	$1,990

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2019
Assets:
Cash and cash equivalents	$147,449	$—	$—	$147,449
Certificates of deposit	—	245	—	245
	$147,449	$245	$—	$147,694
Liabilities:
Derivative liability	$—	$—	$1,650	$1,650
	$—	$—	$1,650	$1,650

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

The events of default include maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia starting in the fourth quarter of 2020. The Company recorded a derivative liability related to the Company’s Loan Agreement with Pharmakon of $2.0 million and $1.7 million as of September 30, 2020 and December 31, 2019, respectively. The Company classified the derivative liability as a non-current liability on the unaudited condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019. The estimated fair value of the derivative liability on both September 30, 2020 and December 31, 2019 was determined using a scenario-based approach and discounted cash flow model that includes principal and interest payments under various scenarios involving clinical development success for vadadustat and various cash flow assumptions. Probabilities surrounding clinical development success were derived using industry benchmarks. Should the Company’s assessment of the probabilities around these scenarios change, including for changes in market conditions, there could be a change to the fair value of the derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2019	$1,650
Change in fair value of derivative liability, recorded as other expense	90
Balance at March 31, 2020	$1,740
Change in fair value of derivative liability, recorded as other expense	150
Balance at June 30, 2020	$1,890
Change in fair value of derivative liability, recorded as other expense	$100
Balance at September 30, 2020	$1,990

The Company had no other assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2020 and December 31, 2019.

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

8.Inventory

The components of inventory, inclusive of step-up as a result of bringing Keryx’s inventory onto Akebia’s books at fair value in connection with the Merger, are summarized as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Raw materials	$2,493	$2,278
Work in process	90,160	137,858
Finished goods	27,524	42,096
Total inventory	$120,177	$182,232

Long-term inventory, which primarily consists of raw materials and work in process, is included in other assets in the Company’s unaudited condensed consolidated balance sheets.

	September 30, 2020	December 31, 2019
	(in thousands)
Balance Sheet Classification:
Inventory	$88,242	$116,349
Other assets	31,935	65,883
Total inventory	$120,177	$182,232

Inventory amounts written down as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold totaled $8.5 million and $18.6 million during the three and nine months ended September 30, 2020, respectively, in addition to related step-up charges of $1.4 million and $7.4 million during the three and nine months ended September 30, 2020, respectively. Inventory write downs charged to cost of goods sold totaled $2.9 million and $6.0 million during the three and nine months ended September 30, 2019, respectively, in addition to related step-up charges of $8.1 million and $10.9 million during the three and nine months ended September 30, 2019, respectively. The increase for the three and nine months ended September 30, 2020 was primarily related to the write-down of inventory associated with specific lots of Auryxia because it was determined that these lots were not manufactured in conformance with the FDA's GMP guidance relating to validation. This write-down was largely related to a previously disclosed manufacturing quality issue related to Auryxia.

If future sales of Auryxia are lower than expected, the Company may be required to write-down the value of such inventories. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of sales in the unaudited condensed consolidated statement of operations.

9.Intangible Assets and Goodwill
Intangible Assets

The following table presents the Company’s intangible assets at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Gross Carrying Value	Accumulated Amortization	ASC 842 Adjustment	Total	Estimated useful life
Acquired intangible assets:
Developed product rights for Auryxia	$213,603	$(62,225)	—	$151,378	7 years
Favorable lease	545	(5)	(540)	—	N/A
Total	$214,148	$(62,230)	$(540)	$151,378

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	ASC 842 Adjustment	Total	Estimated useful life
Acquired intangible assets:
Developed product rights for Auryxia	$329,130	$(37,918)	—	$291,212	9 years
Favorable lease	545	(5)	(540)	—	N/A
Total	$329,675	$(37,923)	$(540)	$291,212

On December 12, 2018, the Company completed the Merger, whereby it acquired certain definite-lived intangible assets, including the developed product rights for Auryxia and a favorable lease. The Company amortizes its definite-lived intangible assets acquired as part of the Merger using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life. As a result of the adoption of ASC 842 on January 1, 2019, the Company reclassed the remaining balance of the favorable lease intangible asset into the operating lease asset. The Company recorded $6.1 million and $9.1 million in amortization expense related to the developed product rights for Auryxia during the three months ended September 30, 2020 and 2019, respectively, and $24.3 million and $27.3 million during the nine months ended September 30, 2020 and 2019, respectively. Estimated future amortization expense for the intangible asset as of September 30, 2020 is as follows (in thousands):

Total
2020	$7,208
2021	28,834
2022	28,834
2023	28,834
2024	28,834
Thereafter	28,834
$151,378

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

Goodwill

Goodwill was $55.1 million as of September 30, 2020 and December 31, 2019, derived as follows (in thousands):

Total Merger consideration	$527,754
Less: Fair value of identified acquired assets and liabilities, net	(472,701)
Goodwill	$55,053

The Company operates in one operating segment which the Company considers to be the only reporting unit. Goodwill is evaluated at the reporting unit level for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. There were no impairments of goodwill during either of the three and nine months ended September 30, 2020 or 2019, respectively.

10.Accrued Expenses

Accrued expenses as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Accrued clinical	$43,976	$61,815
Product revenue allowances	38,772	30,552
Accrued payroll	12,432	12,604
MTPC - Supply of Validation Drug Product	5,904	—
Lease liability	5,317	4,989
Royalties	2,868	2,713
Professional fees	2,262	3,444
Accrued commercial manufacturing	634	2,680
Accrued severance	528	725
Accrued other	10,328	9,549
Total accrued expenses	$123,021	$129,071

11.Debt

Future principal payments on the Term Loans (as defined below) as of September 30, 2020 are as follows (in thousands):

Principal Payments
(in thousands)
2020	$—
2021	—
2022	7,140
2023	30,354
2024	42,506
Thereafter	—
Total before unamortized discount and issuance costs	80,000
Less: unamortized discount and issuance costs	(3,392)
Total term loans	$76,608

Term Loans
On November 11, 2019, the Company, with Keryx as guarantor, entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to the Company in two tranches, subject to certain terms and conditions, or the Term Loans. BioPharma Credit PLC subsequently transferred its interest in the term loans, solely in its capacity as a lender, to its affiliate, BPCR Limited Partnership. The Collateral Agent and the lenders are collectively referred to as Pharmakon. The first tranche of $80.0 million, or Tranche A, was drawn on November 25, 2019, or the Tranche A Funding Date. The second tranche, available until December 31, 2020, allows the Company to borrow, at its option, an additional $20.0 million, or Tranche B, subject to the satisfaction of customary conditions. The date on which Tranche B is drawn, the Tranche B Funding Date, and each of the Tranche A Funding Date and the Tranche B Funding Date, a Funding Date.

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

The Loan Agreement contains customary representations, warranties, events of default and covenants of the Company and its subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia starting in the fourth quarter of 2020. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of September 30, 2020 and December 31, 2019, the Company determined that no events of default had occurred.

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

The fair value of the derivative liability related to the Company’s Loan Agreement with Pharmakon was $2.0 million and $1.7 million as of September 30, 2020 and December 31, 2019, respectively. The Company classified the derivative liability as a non-current liability on the unaudited condensed consolidated balance sheet as of September 30, 2020.

During the three and nine months ended September 30, 2020, the Company recognized approximately $2.2 million and $6.6 million, respectively, of interest expense related to the Loan Agreement.

12.Warrant

In connection with the Janssen Agreement, in February 2017 the Company issued a warrant to purchase 509,611 shares of the Company’s common stock at an exercise price of $9.81 per share. The warrant was fully vested upon issuance and is exercisable in whole or in part, at any time prior to February 9, 2022. The warrant satisfied the equity classification criteria of ASC 815, and is therefore classified as an equity instrument. The fair value at issuance of $3.4 million was calculated using the Black Scholes option pricing model and was charged to research and development expense as it represented consideration for a license for which the underlying intellectual property was deemed to have no alternative future use. As of September 30, 2020, the warrant remains outstanding and expires on February 9, 2022.

13.Stockholders’ Equity
Authorized and Outstanding Capital Stock
On June 5, 2020, the Company filed a Certificate of Amendment to its Ninth Amended and Restated Certificate of Incorporation, or its Charter, to increase the number of authorized shares of common stock from 175,000,000 to 350,000,000. As of September 30, 2020, the authorized capital stock of the Company included 350,000,000 shares of common stock, par value $0.00001 per share, of which 143,328,652 and 121,674,568 shares were issued and outstanding at September 30, 2020 and December 31, 2019, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which no shares were issued and outstanding at September 30, 2020 and December 31, 2019.
At-the-Market Facility
On November 12, 2019, the Company entered into an Amended and Restated Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. for the offer and sale of common stock at the then current market prices in amounts to be determined from time to time. Also, on November 12, 2019, the Company filed a prospectus supplement pursuant to which it was able to offer and sell up to $75.0 million its common stock at the then current market prices from time to time. In December 2019, the Company commenced sales under this program. Through December 31, 2019, the Company sold 2,684,392 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $16.8 million. During the three months ended March 31, 2020, the Company sold 7,973,967 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $56.7 million. On

March 12, 2020, the Company filed an additional prospectus supplement, pursuant to which it is able to offer and sell up to $65.0 million in its common stock at current market prices from time to time. During the three and nine months ended September 30, 2020 and through the date of this Quarterly Report on Form 10-Q, the Company did not sell any shares of common stock pursuant to the March 12, 2020 prospectus supplement.
Equity Offering
In May 2020, the Company sold 12,650,000 shares of its common stock in a public offering at a price of $12.00 per share, including 1,650,000 shares from the full exercise of the underwriters' option to purchase additional shares. The aggregate net proceeds received by the Company from the offering were $142.4 million, net of underwriting discounts and commissions and offering expenses payable by the Company.
Equity Plans
On February 28, 2014, the Company’s Board of Directors adopted its 2014 Incentive Plan and its 2014 Employee Stock Purchase Plan, or the 2014 ESPP, which were subsequently approved by its shareholders and became effective upon the closing of the Company’s initial public offering on March 25, 2014. The Company’s 2014 Incentive Plan was subsequently amended on December 11, 2018, which amendment did not require shareholder approval. The Company’s 2014 Incentive Plan, as amended, is referred to as the 2014 Plan. The 2014 Plan replaced the Company’s Amended and Restated 2008 Equity Incentive Plan, or the 2008 Plan; however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. On June 6, 2019, the Company’s shareholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or the ESPP. In May 2016, the Company’s Board of Directors approved an inducement award program that was separate from the Company’s equity plans and which, consistent with Nasdaq Listing Rule 5635(c)(4), did not require shareholder approval, or the Inducement Award Program. During the nine months ended September 30, 2020, the Company granted 948,250 options to purchase shares of the Company’s common stock to new hires under the Inducement Award Program, of which 907,250 options to purchase Akebia Shares remained outstanding at September 30, 2020.
The 2014 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, RSUs, performance awards and other awards convertible into or otherwise based on shares of the Company’s common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1 of each calendar year, by an amount equal to three percent (3%) of the number of Akebia Shares outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31, or the 2014 Plan Evergreen Provision. The Company’s Board of Directors may act prior to January 1 of any year to provide that there will be no automatic increase in the number of Akebia Shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). On December 12, 2018, in connection with the consummation of the Merger, the Company assumed outstanding and unexercised options to purchase Keryx Shares, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, under the following Keryx equity plans, or the Keryx Equity Plans: the Keryx 1999 Share Option Plan, the Keryx 2004 Long-Term Incentive Plan, the Keryx 2007 Incentive Plan, the Keryx Amended and Restated 2013 Incentive Plan, and the Keryx 2018 Equity Incentive Plan, or the Keryx 2018 Plan. In addition, the number of Keryx Shares available for issuance under the Keryx 2018 Plan, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, may be used for awards granted by the Company under its 2014 Plan, or the Assumed Shares, provided that the Company uses the Assumed Shares for individuals who were not employees or directors of the Company prior to the consummation of the Merger. During the nine months ended September 30, 2020, the Company granted 1,714,800 options to purchase Akebia Shares to employees under the 2014 Plan, 948,250 options to purchase Akebia Shares to employees under the Inducement Award Program, 2,400,650 Akebia RSUs to employees under the 2014 Plan, 515,500 Akebia PSUs to employees under the 2014 plan, 220,900 options to purchase Akebia Shares to directors under the 2014 Plan, and 95,900 Akebia RSUs to directors under the 2014 Plan.
The ESPP provides for the issuance of options to purchase shares of the Company’s common stock to participating employees at a discount to their fair market value. As noted above, the Company’s stockholders approved the ESPP, which amended and restated the Company’s 2014 ESPP, on June 6, 2019. The maximum aggregate number of shares at September 30, 2020 of the Company’s common stock available for future issuance under the ESPP is 5,480,334. Under the ESPP, each offering period is six months, at the end of which employees may purchase shares of the Company’s common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of eighty-five percent (85%) of the closing price of the Company’s common stock at the beginning or end of the offering period.

Shares Reserved for Future Issuance
The Company has reserved for future issuance the following number of shares of common stock:

	September 30, 2020	December 31, 2019
Common stock options and RSUs outstanding (1)	15,653,443	12,195,031
Shares available for issuance under Akebia equity plans (2)	3,156,911	2,983,256
Warrant to purchase common stock	509,611	509,611
Shares available for issuance under the ESPP (3)	5,480,334	5,715,992
Total	24,800,299	21,403,890

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
Stock-Based Compensation
Stock Options
Service-Based Stock Options
On February 28, 2020, as part of the Company’s annual grant of equity, the Company issued 1,714,800 stock options to employees. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. Options granted by the Company vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options generally expire ten years after the date of grant. The Company recorded approximately $2.3 million and $1.3 million of stock-based compensation expense related to stock options during the three months ended September 30, 2020 and 2019, respectively, and approximately $6.3 million and $3.5 million during the nine months ended September 30, 2020 and 2019, respectively.
Performance-Based Stock Options
On December 12, 2018, pursuant to the Merger Agreement, each outstanding and unexercised performance-based option to acquire Keryx Shares granted under a Keryx equity plan converted into a service-based option or performance-based option to acquire Akebia Shares, with the number of shares and exercise price adjusted by the Exchange Multiplier. As a result, the Company issued 233,954 performance-based options related to the Merger. The Company did not have any performance-based options outstanding in fiscal year 2018 prior to the Merger. The Company did not issue any performance-based options during the nine months ended September 30, 2020 and 2019. As of September 30, 2020, the Company had no performance-based options outstanding compared to 46,790 performance-based options outstanding at December 31, 2019.
Restricted Stock Units
Service-Based Restricted Stock Units

On February 28, 2020, as part of the Company’s annual grant of equity, the Company issued 2,268,000 restricted stock units, or RSUs, to employees. In addition, the Company occasionally issues RSUs not in connection with the annual grant process to employees. Generally, RSUs granted by the Company vest in one of the following ways: (i) 100% of each RSU grant vests on either the first or the third anniversary of the grant date, (ii) one third of each RSU grant vests on the first, second and third anniversaries of the grant date, subject, in each case, to the individual’s continued service through the applicable vesting date, or (iii) 50% of each RSU grant vests on the first anniversary and 25% of each RSU grant vests in 6 months increment after the one year anniversary of the grant date. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized on a straight-line basis over the vesting period. The Company recorded approximately $3.9 million and $1.2 million of stock-based compensation expense related to employee RSUs during the three months ended September 30, 2020 and 2019, respectively, and approximately $11.1 million and $3.3 million during the nine months ended September 30, 2020 and 2019, respectively.
Performance-Based Restricted Stock Units
On February 28, 2020, as part of the Company’s annual grant of equity, the Company issued 479,000 performance-based restricted stock units, or PSUs, to the Company’s executives. The PSUs granted by the Company vest in connection with the achievement of specified commercial and regulatory milestones. The PSUs also feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized over time based on the probability of meeting such commercial and regulatory milestones. The Company recorded approximately $0.1 million and $0 of stock-based compensation expense related to employee PSUs during the three months ended September 30, 2020 and 2019, respectively, and approximately $0.4 million and $0 during the nine months ended September 30, 2020 and 2019, respectively.
Employee Stock Purchase Plan
The first offering period under the ESPP opened on January 2, 2015. The Company issued 235,658 shares during the nine months ended September 30, 2020. The Company recorded approximately $0.3 million and $0.1 million of stock-based compensation expense related to the ESPP during the three months ended September 30, 2020 and 2019, respectively, and approximately $0.6 million and $0.2 million during the nine months ended September 30, 2020 and 2019, respectively.
Compensation Expense Summary
The Company has classified its stock-based compensation expense related to share-based awards as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)		(in thousands)
Research and development	$1,468	$556	$4,726	$2,118
Selling, general and administrative	5,124	2,057	13,646	4,873
Total	$6,592	$2,613	$18,372	$6,991

Compensation expense by type of award:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)		(in thousands)
Stock options	$2,322	$1,305	$6,305	$3,490
Restricted stock units	3,990	1,217	11,476	3,318
Employee stock purchase plan	280	91	591	183
Total	$6,592	$2,613	$18,372	$6,991

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

The term of the Cambridge Lease with respect to the office space expires on September 11, 2026, with one five-year extension option available. The term of the Cambridge Lease with respect to the lab space expires on November 30, 2021, with an extension option for one additional period of two years. The term of the Boston Lease office space expires on February 28, 2023, with an extension option for one additional five-year extension option available. The renewal options in the Company’s real estate leases were not included in the calculation of the operating lease assets and operating lease liabilities as the renewal is not reasonably certain. The lease agreements do not contain residual value guarantees. Operating lease costs were $1.7 million for each of the three months ended September 30, 2020 and 2019 and $5.0 million for each of the nine months ended September 30, 2020 and 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $1.8 million and $1.7 million for the three months ended September 30, 2020 and 2019, respectively, and $5.3 million and $5.2 million for the nine months ended September 30, 2020 and 2019, respectively.

In September 2019, Keryx entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc., or Foundation. The sublease is subject and subordinate to the Boston Lease between Keryx and the landlord. The term of the sublease commenced on October 16, 2019, upon receipt of the required consent from the landlord for the sublease agreement, and expires on February 28, 2023. Foundation is obligated to pay Keryx rent that approximates the rent due from Keryx to its landlord with respect to the Boston Lease. Sublease rental income is recorded to other income. Keryx continues to be obligated for all payment terms pursuant to the Boston Lease, and the Company will guaranty Keryx’s obligations under the sublease. Keryx recorded $0.4 million and $1.3 million in sublease rental income from Foundation during the three and nine months ended September 30, 2020, respectively.

The Company has not entered into any material short-term leases or financing leases as of September 30, 2020.

The total security deposit in connection with the Cambridge Lease is $1.6 million as of September 30, 2020. Additionally, the Company recorded $0.8 million for the security deposit under the Boston Lease. Both the Cambridge Lease and the Boston Lease have their security deposits in the form of a letter of credit, all of which are included in prepaid expenses and other current assets in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2020.

As of September 30, 2020, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter are as follows:

	Operating Leases	Lease Payments to be Received from Sublease	Net Operating Lease Payments
	(in thousands)
Remaining 2020	$1,313	$447	$866
2021	7,064	1,797	5,267
2022	6,735	1,824	4,911
2023	5,347	307	5,040
2024	5,116	—	5,116
Thereafter	8,818	—	8,818
Total	$34,393	$4,375	$30,018

In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 5.91% to 6.94%, which were based on the remaining lease term at the date of adoption of ASC 842, which was January 1, 2019. As of September 30, 2020, the remaining lease terms ranged from 1.17 years to 5.95 years. As of September 30, 2020, the following represents the difference between the remaining undiscounted minimum rental commitments under non-cancelable leases and the operating lease liabilities:

Operating Leases
(in thousands) Total
Undiscounted minimum rental commitments	$34,393
Present value adjustment using incremental borrowing rate	(5,584)
Operating lease liabilities	$28,809

Manufacturing Agreements
As a result of the Merger, the Company's contractual obligations include Keryx’s commercial supply agreements with BioVectra and Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.

Pursuant to the Manufacture and Supply Agreement with BioVectra and the Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the BioVectra Agreement, the Company agreed to purchase minimum quantities of Auryxia drug substance annually at predetermined prices. On September 4, 2020, the Company and BioVectra entered into an Amended and Restated Product Manufacture and Supply and Facility Construction Agreement, which provided for reduced minimum quantity commitments and revised the predetermined prices. The price per kilogram decreases with an increase in quantity above the predetermined purchase quantity tiers. In addition, the Manufacture and Supply Agreement with BioVectra and the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the Amended BioVectra Agreement, requires the Company to reimburse BioVectra for certain costs in connection with construction of a new facility for the manufacture and supply of Auryxia drug substance. These construction costs are recorded in other assets and amortized into drug substance as inventory is released to the Company from BioVectra. The term of the Manufacture and Supply Agreement with BioVectra expires on December 31, 2022. The term of the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement expires on December 31, 2026, after which it automatically renews for successive one-year terms unless either party gives notice of its intention to terminate within a specified time prior to the end of the then-current term. In addition, the Company and BioVectra each have the ability to terminate these agreements upon the occurrence of certain conditions. As of September 30, 2020, the Company is required to reimburse BioVectra for certain costs in connection with the construction of the new facility and to purchase minimum quantities of Auryxia drug substance annually for a total cost of approximately $96.2 million through the end of the contract term.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, or the Siegfried Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. The term of the Siegfried Agreement expires on December 31, 2021, after which, it automatically renews for one year terms until terminated. The Siegfried Agreement provides for certain termination rights prior to December 31, 2021 for the Company. As of September 30, 2020, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $51.4 million through the year ending December 31, 2021.

As part of purchase accounting, the Company identified executory contracts in the commercial supply agreements between Keryx and its contract manufacturers for Auryxia, which include firm purchase commitments. These executory contracts were deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. The liability related to the amount of purchase commitments that exceed the current forecast was $41.0 million and $30.2 million as of September 30, 2020 and December 31, 2019, respectively. The $10.8 million increase in liability, which was largely driven by a reduction in the short-term and long-term Auryxia revenue sales forecast during the second quarter of 2020, was primarily recorded to cost of goods sold.

On April 9, 2019, the Company entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement includes the terms and conditions under which Esteve will manufacture vadadustat drug substance for commercial use. Pursuant to the Esteve Agreement, the Company provides rolling forecasts to Esteve on a quarterly basis, or the Esteve Forecast. The Esteve Forecast reflects the Company’s needs for vadadustat drug substance produced by Esteve over a certain number of months, represented as a quantity of vadadustat drug substance per calendar quarter. The parties have agreed to a volume-based pricing structure under the Esteve Agreement. The Esteve Agreement has an initial term of four years, beginning April 9, 2019 and ending April 9, 2023. As of September 30, 2020, the Company has committed to purchase $26.0 million of vadadustat drug substance from Esteve through the second quarter of 2022.

On March 11, 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement. The Patheon Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use. Pursuant to the Patheon Agreement, the Company provides Patheon a long-term forecast on an annual basis, as well as short-term forecasts on a quarterly basis, or the Patheon Forecast. The Patheon Forecast reflects the Company’s needs for commercial supply of vadadustat drug product produced by Patheon, represented as a quantity of drug product per calendar quarter. The parties have agreed to a volume-based pricing structure under the Patheon Agreement. The Patheon Agreement has an initial term beginning March 11, 2020 and ending June 30, 2023. Pursuant to the Patheon Agreement, the Company has agreed to purchase a certain percentage of its or its affiliates' global demand for vadadustat drug product from Patheon. As of September 30, 2020, the Company had a minimum commitment with Patheon for $1.3 million through the third quarter of 2021.

On April 2, 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, or the WuXi STA Agreement. The WuXi STA Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat drug substance for commercial use. Pursuant to the WuXi STA Agreement, the Company provides rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA Forecast. The WuXi STA Forecast reflects the Company’s needs for vadadustat drug substance produced by WuXi STA over a certain number of quarters. The parties have agreed to a volume-based pricing structure under the WuXi STA Agreement. The WuXi STA Agreement has an initial term of four years, beginning April 2, 2020 and ending April 2, 2024. As of September 30, 2020, the Company has committed to purchase $44.7 million of vadadustat drug substance from WuXi STA through the fourth quarter of 2021.

Other Third Party Contracts
Under the Company’s agreement with IQVIA to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of September 30, 2020 were approximately $17.6 million, of which Otsuka reimburses a significant portion back to the Company. The estimated period of substantive performance for the committed work with IQVIA is through the end of 2020. The Company also contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $119.8 million at September 30, 2020. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

Litigation and Related Matters
From time to time, the Company may become subject to legal proceedings and claims which arise in the ordinary course of its business. Consistent with ASC 450, Contingencies, the Company’s policy is to record a liability if a loss in a significant legal dispute is considered probable and an amount can be reasonably estimated. The Company provides disclosure when a loss in excess of any reserve is reasonably possible, and if estimable, the Company discloses the potential loss or range of possible loss. Significant judgment is required to assess the likelihood of various potential outcomes and the quantification of loss in those scenarios. The Company’s estimates change as litigation progresses and new information comes to light. Changes in Company estimates could have a material impact on the Company’s results and financial position. As of September 30, 2020, the Company does not have any significant legal disputes that require a loss liability to be recorded. The Company continually monitors the need for a loss liability for litigation and related matters.

15.Net Loss per Share

The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	As of September 30,
	2020	2019
Warrant	509,611	509,611
Outstanding stock options	10,681,764	7,808,382
Unvested restricted stock units	4,971,679	4,810,417
Total	16,163,054	13,128,410

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

Business Overview
We are a biopharmaceutical company with the purpose of bettering the lives of people living with kidney disease. Our portfolio includes a late-stage product candidate and a commercial product:
•Vadadustat is an oral hypoxia-inducible factor prolyl hydroxylase inhibitor, or HIF-PHI, that recently completed global Phase 3 development for two indications: (1) anemia due to chronic kidney disease, or CKD, in adult patients on dialysis, or DD-CKD, and (2) anemia due to CKD in adult patients not on dialysis, or NDD-CKD. Vadadustat is designed to mimic the physiologic effect of altitude on oxygen availability. At higher altitudes, the body responds to lower oxygen availability with stabilization of hypoxia-inducible factor, or HIF, which can lead to red blood cell, or RBC, production and improved oxygen delivery to tissues. Vadadustat is not approved by the U.S. Food and Drug Administration, or FDA, or any regulatory authority for use with the exception of Japan’s Ministry of Health, Labour and Welfare, or MHLW. In Japan, vadadustat is approved and marketed under the trade name VAFSEO as a treatment for anemia due to CKD in both DD-CKD and NDD-CKD adult patients.

In May of 2020, we announced that INNO2VATE, our Phase 3 program evaluating vadadustat for the treatment of anemia due to CKD in adult DD-CKD patients, met the primary and key secondary efficacy endpoints in each of the two studies in the program and also met the program's primary safety endpoint. In September of 2020, we announced that PRO2TECT, our Phase 3 program evaluating vadadustat for the treatment of anemia due to CKD in adult NDD-CKD patients met the primary and key secondary efficacy endpoints in each of the two studies in the program, but did not meet the program's primary safety endpoint.

In October of 2020, we completed a pre-NDA meeting with the FDA. We plan to submit to the FDA a New Drug Application, or NDA, for vadadustat as early as possible in 2021 for two indications: (1) the treatment of anemia due to CKD in adult DD-CKD patients, and (2) the treatment of anemia due to CKD in adult NDD-CKD patients. A key component of this NDA is the data from INNO2VATE. Based on our pre-NDA meeting, we believe the INNO2VATE data support potential approval of vadadustat for the treatment of anemia due to CKD in adult DD-CKD patients. The pre-NDA meeting also allowed us the opportunity to clarify key questions regarding data from PRO2TECT, and we look forward to working with the FDA in their review of these data. While the PRO2TECT data showed that vadadustat achieved both the primary and key secondary efficacy endpoints in each of the two studies in the program, it did not meet the program’s primary safety endpoint for adult NDD-CKD patients, and we remain appropriately cautious in our outlook for potential approval of vadadustat in adult NDD-CKD patients. Importantly, we believe the PRO2TECT data will not adversely impact the potential approvability of vadadustat for the treatment of anemia due to CKD in adult DD-CKD patients.

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

INNO2VATE results on key secondary safety endpoints showed that vadadustat demonstrated non-inferiority to darbepoetin alfa in analyses of expanded MACE, cardiovascular MACE, cardiovascular mortality, and all-cause mortality.

Top-line Results from Global Phase 3 PRO2TECT Program
The two PRO2TECT studies (Correction and Conversion), which collectively enrolled 3,476 patients, evaluated the efficacy and safety of vadadustat for the treatment of anemia due to CKD in adult patients not on dialysis.

Vadadustat achieved the primary and key secondary efficacy endpoint in each of the two PRO2TECT studies, demonstrating non-inferiority to darbepoetin alfa as measured by a mean change in Hb between baseline and the primary evaluation period (weeks 24 to 36) and secondary evaluation period (weeks 40 to 52). Vadadustat did not meet the primary safety endpoint of the PRO2TECT program, defined as non-inferiority of vadadustat versus darbepoetin alfa in time to first occurrence of MACE, which is the composite of all-cause mortality, non-fatal myocardial infarction, and non-fatal stroke across both PRO2TECT studies.

Primary and Key Secondary Efficacy Endpoint Results
Vadadustat achieved each of the PRO2TECT studies' primary efficacy endpoints of mean change in Hb between baseline and the primary evaluation period (mean Hb from weeks 24 to 36) compared to darbepoetin alfa, in adult patients on dialysis, demonstrating non-inferiority to darbepoetin alfa using an NI margin of -0.75 g/dL prospectively agreed to with FDA and EMA.

In PRO2TECT's Correction study (n=1,751):
•Primary Efficacy Endpoint Result: Vadadustat was non-inferior to darbepoetin alfa. The least square mean difference in Hb was 0.05 g/dL (95% CI: -0.04, 0.15), achieving the pre-specified NI criterion of -0.75 g/dL. The mean (SD) Hb level at week 24 to week 36 was 10.39 (0.99) g/dL for vadadustat-treated patients compared to 10.35 (1.03) g/dL for darbepoetin alfa-treated patients.
•Key Secondary Efficacy Endpoint Result: Vadadustat sustained the target Hb efficacy response at weeks 40 to 52 achieving non-inferiority compared to darbepoetin alfa. The least square mean difference in Hb was 0.04 g/dL (95% CI: -0.06, 0.14). The mean (SD) Hb level at week 40 to week 52 was 10.48 (1.05) g/dL for vadadustat-treated patients compared to 10.45 (1.01) g/dL for darbepoetin alfa-treated patients.

In PRO2TECT's Conversion study (n=1,725):
•Primary Efficacy Endpoint Result: Vadadustat was non-inferior to darbepoetin alfa. The least square mean difference in Hb was -0.01 g/dL (95% CI: -0.09, 0.07), achieving the pre-specified NI criterion of -0.75 g/dL. The mean (SD) Hb level at week 24 to week 36 was 10.77 (0.98) g/dL for vadadustat-treated patients compared to 10.77 (0.99) g/dL for darbepoetin alfa-treated patients.
•Key Secondary Efficacy Endpoint Result: Vadadustat sustained efficacy in the Conversion study demonstrating non-inferiority to darbepoetin with a least square mean difference in Hb of 0.00 g/dL (95% CI:

-0.10, 0.09). The mean (SD) Hb level at week 40 to week 52 was 10.80 (1.04) g/dL in the vadadustat-treated patients compared to 10.79 (1.05) g/dL for darbepoetin alpha-treated patients.

Primary Safety Major Adverse Cardiovascular Events (MACE) Endpoint Result
The PRO2TECT program (Correction and Conversion studies) (n=3,471):
•Primary Safety MACE Endpoint Result: Vadadustat did not meet the PRO2TECT program's primary safety endpoint of non-inferiority for MACE. The upper bound of the 95% confidence interval of the Hazard Ratio (HR) was above the pre-specified NI margin of 1.25 for primary MACE analysis (HR 1.17, 95% CI: 1.01, 1.36). MACE is defined as the composite endpoint of all-cause mortality, non-fatal myocardial infarction, and non-fatal stroke.

The incidence of treatment emergent adverse events during the Correction study in the vadadustat-treated patients was 90.9%, and 91.6% in darbepoetin alfa-treated patients. During the study, the most common treatment emergent adverse events reported in vadadustat/darbepoetin alfa-treated patients were end-stage renal disease (34.7%/ 35.2%), hypertension (17.7%/ 22.1.%), hyperkalemia (12.3.%/ 15.6%), urinary tract infection (12.9%/ 12.0%), diarrhea (13.9%/ 10.0%), peripheral oedema (12.5%/ 10.5%), fall (9.6%/ 10%) and nausea (10%/ 8.2%). Serious treatment emergent adverse events were 65.3% for vadadustat-treated patients and 64.5% for darbepoetin alfa-treated patients. The incidence of treatment emergent adverse events during the Conversion study in vadadustat treated patients was 89.1% and 87.7% in darbepoetin alfa-treated patients. During the study, the most common treatment emergent adverse events reported in vadadustat/darbepoetin alfa-treated patients were end-stage renal disease (27.5%/ 28.4%), hypertension (14.4%/ 14.8%), urinary tract infection (12.2%/ 14.5%), diarrhea (13.8.%/ 8.8.%), peripheral oedema (9.9%/ 10.1%) and pneumonia (10.0%/ 9.7%). Serious treatment emergent adverse events were 58.5% for vadadustat-treated patients and 56.6% for darbepoetin alfa-treated patients.

The PRO2TECT analysis plan was prospectively designed to analyze the effect of regional differences, most notably, well-known differences in Hb treatment targets. Within PRO2TECT, U.S. patients were treated to a target Hb range of 10 to 11 g/dL and non-U.S. patients were treated to a target Hb range of 10 to 12 g/dL. In October of 2020, we presented a pre-specified regional analysis using age as a dichotomous variable, that showed vadadustat was not associated with a clinically meaningful increase in cardiovascular risk compared to darbepoetin alfa in U.S. patients treated to a target Hb range of 10 to 11 g/dL, in an analysis of MACE (HR 1.06, 95% CI: 0.87, 1.29).

Regulatory and Commercialization Strategy
In October of 2020, we completed a pre-NDA meeting with the FDA. We plan to submit to the FDA an NDA for vadadustat as early as possible in 2021 for two indications: (1) the treatment of anemia due to CKD in adult DD-CKD patients, and (2) the treatment of anemia due to CKD in adult NDD-CKD patients. A key component of this NDA is the data from INNO2VATE. Based on our pre-NDA meeting, we believe the INNO2VATE data support potential approval of vadadustat for the treatment of anemia due to CKD in adult DD-CKD patients. The pre-NDA meeting also allowed us the opportunity to clarify key questions regarding data from PRO2TECT, and we look forward to working with the FDA in their review of these data. While the PRO2TECT data showed that vadadustat achieved both the primary and key secondary efficacy endpoints in each of the two studies in the program, it did not meet the program’s primary safety endpoint for adult NDD-CKD patients, and we remain appropriately cautious in our outlook for potential approval of vadadustat in adult NDD-CKD patients. Importantly, we believe the PRO2TECT data will not adversely impact the potential approvability of vadadustat for the treatment of anemia due to CKD in adult DD-CKD patients.

We and Otsuka Pharmaceutical Co. Ltd., are working in close collaboration to prepare a Marketing Authorization Application, or MAA, for submission to the European Medicines Agency, or EMA, next year.

In connection with our plan to file an NDA for vadadustat in the United States, we entered into a letter agreement on February 14, 2020, or the Letter Agreement, with Vifor (International) Ltd., or Vifor Pharma, relating to Vifor Pharma’s agreement with a third party to purchase a Priority Review Voucher, or the PRV, issued by the FDA subject to satisfaction of customary closing conditions, or the PRV Purchase. A PRV entitles the holder to priority review of an NDA, or a Biologics License Application, or BLA, for a new drug, which reduces the target FDA review time to six months after official acceptance of the submission, and could lead to expedited approval. Pursuant to the Letter Agreement, we paid Vifor Pharma $10.0 million in connection with the closing of the PRV Purchase. Vifor Pharma is obligated to retain all rights to, and maintain the validity of, the PRV until we and Vifor Pharma (a) enter into a definitive agreement setting forth the financial and other terms by which Vifor Pharma will assign the PRV to us for use with our planned NDA for vadadustat for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD patients, or (b) make a mutual decision to sell the PRV and share the proceeds based on certain terms.

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

Japan Approval and Launch

In June 2020, we announced the first regulatory approval of vadadustat for the treatment of anemia due to CKD in DD-CKD and NDD-CKD patients in Japan. Our collaboration partner, MTPC, commenced commercial sales of vadadustat in Japan under the trade name, VAFSEO, in August 2020. The regulatory approval triggered a $15.0 million regulatory milestone payment from MTPC to Akebia.

Study in COVID-19-Related Indication

In July 2020, we announced the initiation of an investigator-sponsored clinical study by The University of Texas Health Science Center at Houston, or UTHealth, in Houston, Texas, evaluating the use of vadadustat as a potential therapy to prevent and lessen the severity of acute respiratory distress syndrome, or ARDS, a complication of severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), or COVID-19, infection. The randomized, double-blind, placebo-controlled study is intended to evaluate the safety and efficacy of vadadustat in up to 300 adult patients who have been hospitalized due to COVID-19. Patients will be dosed with vadadustat or a placebo starting within 24 hours of hospital admission and continuing for up to 14 days. This study is being conducted under an FDA Investigational New Drug application with UTHealth as the study sponsor and is currently enrolling patients.

Auryxia
We market Auryxia in the United States with our well-established, nephrology-focused commercial organization. Our Japanese sublicensee, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona in Japan.

Auryxia is our only product approved for sale in the United States and it generated approximately $34.4 million and $30.0 million in revenue from U.S. product sales during the three months ended September 30, 2020 and 2019, respectively, and approximately $94.3 million and $82.2 million during the nine months ended September 30, 2020 and 2019, respectively. We have funded our operations primarily through equity offerings, strategic collaborations, product revenues and debt.

Operating Overview
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $60.0 million and $54.6 million for the three months ended September 30, 2020 and 2019, respectively, and $296.5 million and $185.2 million for the nine months ended September 30, 2020 and 2019, respectively. Substantially all of our net losses resulted from costs incurred in connection with our development efforts relating to vadadustat, including preparing for and conducting clinical studies of vadadustat, providing general and administrative support for these operations and protecting our intellectual property.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on revenue from commercial products, and our ability to obtain additional funding. We expect to continue to incur significant expenses if and as we:
•conduct our development program of vadadustat and develop any other potential product candidates;
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

From inception through September 30, 2020, we raised approximately $693.7 million of net proceeds from the sale of equity including $519.8 million from various underwritten public offerings, $123.9 million from at-the-market offerings, or ATM offerings, pursuant to sales agreements with Cantor Fitzgerald & Co., and $50.0 million from the sale of 3,571,429 shares of common stock to Vifor Pharma. During the quarter ended June 30, 2020, we completed an underwritten public offering of our common stock with aggregate net proceeds of $142.4 million. During the quarter ended March 31, 2020, we raised $56.7 million of net proceeds from ATM offerings. In addition, on November 11, 2019, we entered into a loan agreement, or the Loan Agreement, with funds managed by Pharmakon Advisors LP, or Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. On November 25, 2019, we drew down the first tranche of $80.0 million from the Term Loans and received net proceeds of $77.3 million. At inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to an aggregate of approximately $573.0 million or more in cost-share funding, which we generally continue to receive on a quarterly prepaid basis, and license payments. Of these commitments, we received approximately $272.0 million at the onset of the collaboration agreements.

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

To date, we do not believe we have experienced any significant adverse impact from COVID-19 on our financial and operational performance. However, the dialysis and non-dialysis CKD patient populations, many of whom rely on our innovative therapies, have been disproportionately impacted by COVID-19 based on the number of cases and hospitalizations, which may significantly negatively impact our product demand, payer mix, and net product revenue in the future. Continuing to provide and support our therapies is a priority and we are continuing to monitor and assess the potential impact of the COVID-19 pandemic on our business and operations, including our sales, supply chain, manufacturing, and clinical trials. We are also mindful of the potential macro-level risks from the impact on the healthcare system to us, our patients, our customers, healthcare providers, our collaboration partners, and our vendors, as well as the potential impact on payer mix.

The majority of our office-based employees have been working from home since March 13, 2020 and are not expected to return to the office before the end of 2020. In addition, healthcare facilities have continued, or begun again, to restrict access for non-patients, including the members of our sales force. For example, DaVita, Inc., or DaVita, and Fresenius Medical Care, or Fresenius, which account for a vast majority of the dialysis population in the United States, have restricted access to their clinics. As a result, we continue to primarily engage with healthcare providers and other customers virtually, where possible. Given this uncertain environment and the disproportionate impact of COVID-19 on CKD patients, we are actively monitoring the demand for our marketed therapy, including the potential for material declines or changes in prescription trends and customer orders.

At this time, our third party contract manufacturing partners continue to operate at or near normal levels. However, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our contract manufacturing partners' ability to manufacture and deliver Auryxia and vadadustat (which is currently marketed under the trade name VAFSEO by MTPC in Japan), which may result in delays in or disruptions to manufacturing and supply of our products.

COVID-19 precautions may cause a delay in enrolling new clinical trials. We are using remote monitoring and central monitoring, where possible.

This uncertain COVID-19 environment has presented new risks to our business. While we are working aggressively to mitigate the impacts on our business, we are mindful that many of these risks and the impact to the larger healthcare market are outside of our control.

For additional information on the various risks posed by the COVID-19 pandemic, please refer to Part II, Item 1A. Risk Factors.

Financial Overview
Revenue
To date, our revenues have been derived from collaboration revenues, which include license and milestone payments, royalty and cost-sharing revenue generated through collaboration and license agreements with partners for the development and commercialization of vadadustat and, following the Merger, commercial sales of Auryxia and royalty revenue from sales of Riona in Japan. Cost-sharing revenue represents amounts reimbursed by our collaboration partners for expenses incurred by us for research and development activities and, potentially, co-promotion activities, under our collaboration agreements.
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

As a result of the Merger and the application of purchase accounting, costs of goods sold also includes both amortization expense and, if applicable, impairment charges associated with the fair value of the developed product rights for Auryxia as well as expense associated with the fair value inventory step-up. The fair value of the developed product rights for Auryxia is being amortized over its estimated useful life, which as of September 30, 2020 is estimated to be seven years. The fair value inventory step-up is expected to be incurred over approximately three years from the date of the Merger.

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

From inception through September 30, 2020, we have incurred $1.3 billion in research and development expenses. We expect to have significant research and development expenditures for the foreseeable future as we continue the development of vadadustat and any other product candidates.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Vadadustat external costs	$24,502	$56,502	$113,921	$190,845
External costs for other programs	4,874	4,937	11,078	17,103
Total external research and development expenses	29,376	61,439	124,999	207,948

Headcount, consulting, facilities and other	17,481	13,073	55,908	34,609
Total research and development expenses	$46,857	$74,512	$180,907	$242,557

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

Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended		Increase
	September 30, 2020	September 30, 2019	(Decrease)
	(In Thousands)
Revenues:
Product revenue, net	$34,392	$30,004	$4,388
License, collaboration and other revenue	25,596	61,973	(36,377)
Total revenues	59,988	91,977	(31,989)
Cost of goods sold:
Product	24,239	29,162	(4,923)
Amortization of intangibles	6,106	9,101	(2,995)
Total cost of goods sold	30,345	38,263	(7,918)
Operating expenses:
Research and development	46,857	74,512	(27,655)
Selling, general and administrative	40,171	34,178	5,993
License expense	710	929	(219)
Total operating expenses	87,738	109,619	(21,881)
Operating loss	(58,095)	(55,905)	(2,190)
Other income (expense), net	(1,864)	43	(1,907)
Net loss before income taxes	(59,959)	(55,862)	(4,097)
Benefit from income taxes	—	(1,277)	1,277
Net loss	$(59,959)	$(54,585)	$(5,374)

Product Revenue, Net. Net product revenue is derived from sales of our only commercial product in the United States, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $34.4 million for the three months ended September 30, 2020, compared to net product revenue of $30.0 million for the three months ended September 30, 2019. The increase was primarily due to an increase in units sold. We do not believe we experienced any significant impact from COVID-19 on net product revenue for the three months ended September 30, 2020; however, CKD patients have been disproportionately impacted by COVID-19 based on the number of cases and hospitalizations, which may significantly negatively impact our product demand, payer mix, and net product revenue in the future.

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

License, Collaboration and Other Revenue. License, collaboration and other revenue was $25.6 million for the three months ended September 30, 2020 compared to $62.0 million for the three months ended September 30, 2019. We recognized $23.9 million in collaboration revenue for the three months ended September 30, 2020 from our cost sharing arrangement under the Otsuka collaboration agreement for the United States, or the Otsuka U.S. Agreement, and the Otsuka collaboration agreement for certain territories outside the United States, or the Otsuka International Agreement, and recognition of royalty revenue under our collaboration agreement with MTPC, or the MTPC Agreement. We recognized $59.9 million in collaboration revenue for the three months ended September 30, 2019 from our cost sharing arrangement under the Otsuka U.S. Agreement and the Otsuka International Agreement. The decrease in revenue between the two periods was attributable to a decrease of $36.4 million of revenue recognized under both the Otsuka U.S. Agreement and Otsuka International Agreement, offset by $0.4 million of royalty revenue recognized under the MTPC Agreement. We expect our Otsuka collaboration revenue to decrease in the near term because our INNO2VATE and PRO2TECT studies have read out, and we are currently engaged in close-out activities with respect to these studies.

Cost of Goods Sold - Product. Cost of goods sold of $24.2 million for the three months ended September 30, 2020 primarily consists of costs associated with the manufacturing of Auryxia, $8.4 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting, and $8.5 million primarily related to the write-down of inventory associated with specific lots of Auryxia because it was determined that these lots were not manufactured in conformance with the FDA's GMP guidance relating to validation. This write-down was largely related to a previously disclosed manufacturing quality issue related to Auryxia. These charges were partially offset by a $0.7 million non-cash gain related to a reduction to the liability for excess purchase commitments.

Cost of goods sold of $29.2 million for the three months ended September 30, 2019 consisted primarily of costs associated with the manufacturing of Auryxia and $18.0 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting.

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia. During the three months ended September 30, 2020, this intangible asset was being amortized using a straight-line method over its estimated useful life of approximately seven years. Amortization of intangibles during the three months ended September 30, 2020 and 2019 was $6.1 million and $9.1 million, respectively. The combined effect of the lower carrying value of the Auryxia intangible asset following impairment in the second quarter of 2020, as further described below, and the corresponding adjustment to the estimated useful life of the developed product rights for Auryxia, results in a decrease in future amortization charges.

Research and Development Expenses. Research and development expenses were $46.9 million for the three months ended September 30, 2020, compared to $74.5 million for the three months ended September 30, 2019, a decrease of $27.7 million. The decrease was primarily due to the following:

(in millions)
Vadadustat development expenses	$(32.0)
Headcount, consulting and facilities	4.4
Other research and development	(0.1)
Total net decrease	$(27.7)

The decrease in the costs related to the development of vadadustat is primarily attributable to a decrease in external costs related to our global Phase 3 program (INNO2VATE and PRO2TECT), for which we reported top-line data in the second and third quarters of 2020, respectively. The decreases in vadadustat research and development expenses, as well as other research and development expenses, were offset by an increase in headcount and consulting costs to support our research and development program. Although we expect our research and development expenses in 2020 to decrease because top-line data from our INNO2VATE and PRO2TECT studies were reported, we will continue to incur significant research and development expenses in future periods in support of our development program of vadadustat and other ongoing or planned studies with respect to Auryxia, vadadustat and development of our other product candidates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $40.2 million for the three months ended September 30, 2020, compared to $34.2 million for the three months ended September 30, 2019. The increase of $6.0 million was primarily due to increases in headcount, professional fees and consulting costs. In 2020, we expect our selling, general and administrative expenses for our ongoing commercialization of Auryxia and for support of our ongoing research and development and potential commercialization of vadadustat and other product candidates to be relatively consistent with 2019.

License Expenses. License expense related to royalties due to Auryxia relating to sales of Riona in Japan were $0.7 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively.

Other Expense, Net. Other expense, net, was $1.9 million for the three months ended September 30, 2020 compared to other income, net of $43,000 for the three months ended September 30, 2019. The change to other expense, net was primarily due to interest expense associated with our Term Loans in the three months ended September 30, 2020. We did not have similar expenses during the three months ended September 30, 2019. Other income, net for the three months ended September 30, 2019 was primarily due to interest income on our investments.

Benefit from Income Taxes. There was no benefit from income taxes for the three months ended September 30, 2020. Benefit from income taxes was $1.3 million for the three months ended September 30, 2019 due to a decrease in our net deferred tax liabilities, or DTLs. During the three months ended September 30, 2019, there was an increase in deferred tax assets associated with the state net operating loss generated during the period. This increase in deferred tax assets reduced our net DTLs which created a benefit from income taxes for the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended		Increase
	September 30, 2020	September 30, 2019	(Decrease)
	(In Thousands)
Revenues:
Product revenue, net	$94,297	$82,204	$12,093
License, collaboration and other revenue	144,311	$183,242	(38,931)
Total revenues	238,608	265,446	(26,838)
Cost of goods sold:
Product	92,840	$79,888	12,952
Amortization of intangibles	24,307	27,301	(2,994)
Impairment of intangible asset	115,527	—	115,527
Total cost of goods sold	232,674	107,189	125,485
Operating expenses:
Research and development	180,907	242,557	(61,650)
Selling, general and administrative	113,636	104,537	9,099
License expense	2,430	2,560	(130)
Total operating expenses	296,973	349,654	(52,681)
Operating loss	(291,039)	(191,397)	(99,642)
Other income (expense), net	(5,418)	1,342	(6,760)
Net loss before income taxes	(296,457)	(190,055)	(106,402)
Benefit from income taxes	—	(4,879)	4,879
Net loss	$(296,457)	$(185,176)	$(111,281)

Product Revenue, Net. Net product revenue is derived from sales of our only commercial product in the United States, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $94.3 million for the nine months ended September 30, 2020, compared to net product revenue of $82.2 million for the nine months ended September 30, 2019. The increase was primarily due to an increase in units sold. We do not believe we experienced any significant impact from COVID-19 on net product revenue for the nine months ended September 30, 2020; however, CKD patients have been disproportionately impacted by COVID-19 based on the number of cases and hospitalizations, which may significantly negatively affect our product demand, payer mix, and net product revenue in the future.

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

License, Collaboration and Other Revenue. License, collaboration and other revenue was $144.3 million for the nine months ended September 30, 2020 compared to $183.2 million for the nine months ended September 30, 2019. We recognized $135.5 million in collaboration revenue for the nine months ended September 30, 2020 from our cost sharing arrangement under the Otsuka U.S. Agreement and the Otsuka International Agreement and recognition of a milestone and royalty revenue earned under the MTPC Agreement. We recognized $178.1 million in collaboration revenue for the nine months ended September 30,

2019 from our cost sharing arrangement under the Otsuka U.S. Agreement and the Otsuka International Agreement and recognition of a milestone under the MTPC Agreement. The decrease in revenue between the two periods was attributable to a decrease of $47.9 million of revenue recognized under both the Otsuka U.S. Agreement and Otsuka International Agreement. This decrease was partially offset by an additional $5.4 million of revenue recognized under the MTPC Agreement due to timing of milestone recognition and royalty revenue. We expect our Otsuka collaboration revenue to decrease in the near term because our INNO2VATE and PRO2TECT studies have read out, and we are currently engaged in close-out activities with respect to these studies.

Cost of Goods Sold - Product. Cost of goods sold of $92.8 million for the nine months ended September 30, 2020 primarily consists of costs associated with the manufacturing of Auryxia, $39.5 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting, $18.6 million primarily related to the write-down of inventory associated with specific lots of Auryxia because it was determined that these lots were not manufactured in conformance with the FDA's GMP guidance relating to validation, and $10.3 million in non-cash charges related to an increase to the liability for excess purchase commitments as a result of a reduction in short-term and long-term Auryxia revenue sales forecast during the second quarter of 2020.

Cost of goods sold of $79.9 million for the nine months ended September 30, 2019 consisted primarily of costs associated with the manufacturing of Auryxia and $51.6 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting.

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia. During the nine months ended September 30, 2020, this intangible asset was being amortized using a straight-line method over its estimated useful life of approximately seven years during the three months ended September 30, 2020 and approximately nine years during the six months ended June 30, 2020. Amortization of intangibles during the nine months ended September 30, 2020 and 2019 was $24.3 million and $27.3 million, respectively. The combined effect of the lower carrying value of the Auryxia intangible asset following impairment in the second quarter of 2020, as further described below, and the corresponding adjustment to the estimated useful life of the developed product rights for Auryxia, results in a decrease in future amortization charges.

Cost of Goods Sold - Impairment of Intangible Asset. In the second quarter of 2020, in connection with a routine business review, we reduced our short-term and long-term Auryxia revenue forecast. This reduction was primarily driven by the compounding impact of the CMS Decisions that rescinded Medicare Part D coverage of Auryxia for the IDA Indication, and imposed a prior authorization requirement for Auryxia for the Hyperphosphatemia Indication. As a result, we recorded an impairment charge of $115.5 million to the Auryxia intangible asset during the nine months ended September 30, 2020. There were no such impairment charges during the nine months ended September 30, 2019.

Research and Development Expenses. Research and development expenses were $180.9 million for the nine months ended September 30, 2020, compared to $242.6 million for the nine months ended September 30, 2019, a decrease of $61.7 million. The decrease was primarily due to the following:

(in millions)
Vadadustat development expenses	$(76.9)
Headcount, consulting and facilities	21.3
Other research and development	(6.1)
Total net decrease	$(61.7)

The decrease in the costs related to the development of vadadustat is primarily attributable to a decrease in external costs related to our global Phase 3 program (INNO2VATE and PRO2TECT), for which we reported top-line data in the second and third quarters of 2020, respectively. The decreases in vadadustat research and development expenses, as well as other research and development expenses, were offset by an increase in headcount and consulting costs to support our research and development program. Although we expect our research and development expenses in 2020 to decrease because top-line data from our INNO2VATE and PRO2TECT studies were reported, we will continue to incur significant research and development expenses in future periods in support of our development program of vadadustat and other ongoing or planned studies with respect to Auryxia, vadadustat and development of our other product candidates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $113.6 million for the nine months ended September 30, 2020, compared to $104.5 million for the nine months ended September 30, 2019. The increase of $9.1 million was primarily due to increases in headcount and consulting costs. In 2020, we expect our selling, general and administrative expenses for our ongoing commercialization of Auryxia and for support of our ongoing research and development and potential commercialization of vadadustat and other product candidates to be relatively consistent with 2019.

License Expenses. License expense related to royalties due to Auryxia relating to sales of Riona in Japan were $2.4 million and $2.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Other Expense, Net. Other expense, net, was $5.4 million for the nine months ended September 30, 2020 compared to other income, net of $1.3 million for the nine months ended September 30, 2019. The change to other expense, net was primarily due to interest expense associated with our Term Loans in the nine months ended September 30, 2020. We did not have similar expenses during the nine months ended September 30, 2019. Other income, net for the nine months ended September 30, 2019 was primarily due to interest income on our investments.

Benefit from Income Taxes. There was no benefit from income taxes for the nine months ended September 30, 2020. Benefit from income taxes was $4.9 million for the nine months ended September 30, 2019 due to a decrease in our DTLs. During the nine months ended September 30, 2019, there was an increase in deferred tax assets associated with the state net operating loss generated during the period. This increase in deferred tax assets reduced our net DTLs which created a benefit from income taxes for the nine months ended September 30, 2019.

Liquidity and Capital Resources
We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of September 30, 2020, we had an accumulated deficit of $1.1 billion. We anticipate that we will continue to incur losses for the foreseeable future. We expect to continue to incur additional research and development and selling, general and administrative expenses for our ongoing research and development and potential commercialization of vadadustat. We will require additional capital to pursue development and commercial activities related to expanded indications for current products and any additional products and product candidates. We expect to finance future cash needs through product revenue, public or private equity or debt transactions, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. Given the impact from COVID-19 on the U.S. economy and financial markets, there can be no assurance that additional funding will be available on terms acceptable to us, or at all.

We have funded our operations principally through sales of our common stock, payments received from our collaboration partners, debt, and following the Merger, product sales. As of September 30, 2020, we had cash and cash equivalents and available for sale securities of approximately $269.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities stated at fair value, are also available as a source of liquidity.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(79,606)	$(165,306)
Investing activities	(99,687)	188,896
Financing activities	201,209	(5,448)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$21,916	$18,142

Operating Activities. Net cash used in operating activities of $79.6 million for the nine months ended September 30, 2020 was largely driven by timing of payments on our Phase 3 development program for vadadustat, rebate payments and payments for inventory. These payments were partially offset by adjustments for non-cash items, including the intangible asset impairment charge of $115.5 million, fair value step-up of inventory sold or written off of $39.5 million, amortization of intangibles of $24.3 million, write-downs of inventory of $18.6 million primarily associated with specific lots of Auryxia because it was determined that these lots were not manufactured in conformance with the FDA's GMP guidance relating to validation, stock-based compensation expense of $18.4 million, and an increase to the liability for excess purchase commitments of $10.3 million.

Net cash used in operating activities of $165.3 million for the nine months ended September 30, 2019 was largely driven by timing of payments on our Phase 3 development program for vadadustat, payments for inventory and merger-related liabilities. These payments were partially offset by adjustments for non-cash items, including the fair value step-up of inventory sold or written off of $51.6 million, amortization of intangibles of $27.3 million, and stock-based compensation expense of $7.0 million.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2020 was $99.7 million and was comprised primarily of purchase of available for sale securities of $99.9 million.

Net cash provided by investing activities for the nine months ended September 30, 2019 was $188.9 million and was comprised primarily of proceeds from the maturities of available for sale securities of $130.6 million and proceeds from the sales of available for sale securities of $64.7 million, partially offset by purchases of equipment of $6.4 million.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2020 was $201.2 million and consisted primarily of proceeds from the public issuance of common stock of $198.9 million, proceeds from the exercise of stock options and proceeds from the sale of stock under our employee stock purchase plan.

Net cash used in financing activities for the nine months ended September 30, 2019 was $5.4 million and consisted primarily of payments on loans payable of $15.0 million, partially offset by proceeds from the public issuance of common stock, proceeds from the exercise of stock options and proceeds from the sale of stock under our employee stock purchase plan.

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

As of September 30, 2020, we had cash, cash equivalents and available for sale securities of $269.3 million. At the inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to an aggregate of approximately $573.0 million or more in cost-share funding, of which we received approximately $272.0 million at the onset of the collaborations, and the remainder of which we generally continue to receive on a quarterly prepaid basis, and through license payments. We expect our cash resources to fund our current operating plan beyond the expected U.S. launch of our product candidate, vadadustat, assuming regulatory approval.

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

Term Loans
On November 11, 2019, Akebia, with Keryx as guarantor, entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. BioPharma Credit PLC subsequently transferred its interest in the term loans, solely in its capacity as a lender, to its affiliate, BPCR Limited Partnership. The Collateral Agent and the lenders are collectively referred to as Pharmakon. The first tranche of $80.0 million, or Tranche A, was drawn on November 25, 2019, or the Tranche A Funding Date. The second tranche, available until December 31, 2020, allows us to borrow, at our option, an additional $20.0 million, or Tranche B, subject to the satisfaction of customary conditions. The date on which Tranche B is drawn, the Tranche B Funding Date, and each of the Tranche A Funding Date and the Tranche B Funding Date, a Funding Date.

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

The Loan Agreement contains customary representations, warranties, events of default and covenants of ours and our subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia starting in the fourth quarter of 2020. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of September 30, 2020, we determined that no events of default had occurred.

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

Pursuant to the Manufacture and Supply Agreement with BioVectra and the Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the BioVectra Agreement, we agreed to purchase minimum quantities of Auryxia drug substance annually at predetermined prices. On September 4, 2020, we and BioVectra entered into an Amended and Restated Product Manufacture and Supply and Facility Construction Agreement, which provided for reduced minimum quantity commitments and revised the predetermined prices. The price per kilogram decreases with an increase in quantity above the predetermined purchase quantity tiers. In addition, the Manufacture and Supply Agreement with BioVectra and the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the Amended BioVectra Agreement, requires us to reimburse BioVectra for certain costs in connection with construction of a new facility for the manufacture and supply of Auryxia drug substance. These construction costs are recorded in other assets and amortized into drug substance as inventory is released to us from BioVectra. The term of the Manufacture and Supply Agreement with BioVectra expires on December 31, 2022. The term of the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement expires on December 31, 2026, after which, it automatically renews for successive one-year terms unless either party gives notice of its intention to terminate within a specified time prior to the end of the then-current term. In addition, we and BioVectra each have the ability to terminate these agreements upon the occurrence of certain conditions. As of September 30, 2020, we are required to reimburse BioVectra for certain costs in connection with the construction of the new facility and to purchase minimum quantities of Auryxia drug substance annually for a total cost of approximately $96.2 million through the end of the contract term.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, or the Siegfried Agreement, we have agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. The term of the Siegfried Agreement expires on December 31, 2021, after which, it automatically renews for one-year terms until terminated. The Siegfried Agreement provides us with certain termination rights prior to December 31, 2021. As of September 30, 2020, we are required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $51.4 million through the year ending December 31, 2021.

As part of purchase accounting, we identified executory contracts in the commercial supply agreements between Keryx and its contract manufacturers for Auryxia, which include firm purchase commitments. These executory contracts were deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. The liability related to the amount of purchase commitments that exceed the current forecast was $41.0 million and $30.2 million as of September 30, 2020 and December 31, 2019, respectively. The $10.8 million increase in liability, which was largely driven by a reduction in the short-term and long-term Auryxia revenue sales forecast during the second quarter of 2020, was primarily recorded to cost of goods sold.

On April 9, 2019, we entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement includes the terms and conditions under which Esteve will manufacture vadadustat drug substance for commercial use. Pursuant to the Esteve Agreement, we provide rolling forecasts to Esteve on a quarterly basis, or the Esteve Forecast. The Esteve Forecast reflects our needs for vadadustat drug substance produced by Esteve over a certain number of months, represented as a quantity of vadadustat drug substance per calendar quarter. The parties have agreed to a volume-based pricing structure under the Esteve Agreement. The Esteve Agreement has an initial term of four years, beginning April 9, 2019 and ending April 9, 2023. As of September 30, 2020, we have committed to purchase $26.0 million of vadadustat drug substance from Esteve through the second quarter of 2022.

On March 11, 2020, we entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement. The Patheon Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use. Pursuant to the Patheon Agreement, we provide Patheon a long-term forecast on an annual basis, as well as short-term forecasts on a quarterly basis, or the Patheon Forecast. The Patheon Forecast reflects our needs commercial supply of vadadustat drug product produced by Patheon, represented as a quantity of drug product per calendar quarter. The parties have agreed to a volume-based pricing structure under the Patheon Agreement. The Patheon Agreement has an initial term beginning March 11, 2020 and ending June 30, 2023. Pursuant to the Patheon Agreement, we have agreed to purchase a certain percentage of our or ours affiliates' global demand for vadadustat drug product from Patheon. As of September 30, 2020, we had a minimum commitment with Patheon for $1.3 million through the third quarter of 2021.

On April 2, 2020, we entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, or the WuXi STA Agreement. The WuXi STA Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat drug substance for commercial use. Pursuant to the WuXi STA Agreement, we provide rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA Forecast. The WuXi STA Forecast reflects our needs for vadadustat drug substance produced by WuXi STA over a certain number of quarters. The parties have agreed to a volume-based pricing structure under the WuXi STA Agreement. The WuXi STA Agreement has an initial term of four years, beginning April 2, 2020 and ending April 2, 2024. As of September 30, 2020, we have committed to purchase $44.7 million of vadadustat drug substance from WuXi STA through the fourth quarter of 2021.

Other Third Party Contracts
Under our agreement with IQVIA to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of September 30, 2020 were approximately $17.6 million, of which Otsuka reimburses a significant portion back to us. The estimated period of substantive performance for the committed work with IQVIA is through the end of 2020. We also contract with various other organizations to conduct research and development activities with remaining contract costs to us of approximately $119.8 million as of September 30, 2020. The scope of the services under these research and development contracts can be modified and the contracts cancelled by us upon written notice, and therefore not included in the table of contractual obligations and commitments. In some instances, the contracts may be cancelled by the third party upon written notice.

Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

During the nine months ended September 30, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates. As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents and available for sale securities of $269.3 million and $147.7 million, respectively, consisting primarily of money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Interest rate sensitivity is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

In addition, we are exposed to market risk related to exchange rates. A substantial portion of our revenues for the nine months ended September 30, 2020 was received in U.S. dollars, including revenues we receive from royalty payments converted to U.S. dollars based on the net sales of Riona and VAFSEO in Japanese yen. Our exchange rate risk arises from such foreign currency net sales. As a result, we are exposed to movements in the exchange rates of the Japanese yen against the U.S. dollar.

Based on the royalty payments we received based on net sales of Riona and VAFSEO in Japan for the nine months ended September 30, 2020 a 5.0% appreciation or depreciation of the Japanese yen against the U.S. dollar would have increased or decreased, respectively, our revenues in the nine months ended September 30, 2020 by approximately $0.2 million.

We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this foreign currency risk.

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

As of September 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our management concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective because our internal controls over financial reporting were not adequate due to the material weakness described below.

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

As the revised and enhanced controls need to be in operation for a sufficient period of time and be tested to ensure that the controls are operating as designed, management has concluded that the material weakness cannot be considered remediated as of September 30, 2020.

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2020, we implemented certain internal controls in connection with our remediation efforts described above. There have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequently, in related oral proceedings held on May 31, 2017 and June 1, 2017 for the ’153 EP Patent, the Opposition Division of the EPO maintained the patent after FibroGen significantly narrowed the claims to an indication for which vadadustat is not intended to be developed. We and Glaxo separately filed notices to appeal the decision to maintain the ’153 EP Patent on November 9, 2017. Bayer filed a notice to appeal the decision on November 14, 2017. An oral proceeding for the appeal is scheduled for March 2021.

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

Legal Proceedings Relating to Auryxia
ANDA Litigation
On October 31, 2018, November 6, 2018, December 24, 2018 and February 4, 2019, Keryx received Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the U.S. Food and Drug Administration, or FDA, by Lupin Atlantis Holdings SA, or Lupin, Teva Pharmaceuticals USA, Inc., or Teva, Chemo Research S.L., or Chemo, and Mylan Pharmaceuticals Inc., or Mylan, respectively, requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet). On December 13, 2018, Keryx and its licensors, Panion & BF Biotech, Inc., or Panion, and Chen Hsing Hsu, M.D., filed a complaint for patent infringement against Lupin and Lupin Ltd., or the Lupin Defendants, in the United States District Court for the District of Delaware, or the Delaware District Court, arising from Lupin’s ANDA filing with the FDA. On December 19, 2018, Keryx and Panion filed a complaint for patent infringement against Teva and Teva Pharmaceutical Industries Limited, or the Teva Defendants, in the Delaware District Court arising from Teva’s ANDA filing with the FDA. On February 1, 2019, Keryx, Panion and Dr. Hsu filed a complaint for patent infringement against Chemo and Insud Pharma S.A., or the Chemo Defendants, in the Delaware District Court arising from Chemo’s ANDA filing with the FDA. On March 15, 2019, Keryx, Panion and Dr. Hsu filed a complaint for patent infringement against Mylan in the United States District Court for the Northern District of West Virginia arising from Mylan’s ANDA filing with the FDA. On April 18, 2019, Keryx, Panion and Dr. Hsu filed a motion with the Judicial Panel on Multidistrict Litigation seeking to consolidate these four cases in the Delaware

District Court for pretrial proceedings. On March 29, 2019, April 2, 2019, and April 12, 2019, Keryx received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA by Lupin Ltd., Watson Laboratories, Inc., or Watson, a wholly-owned, indirect subsidiary of Teva, and Par Pharmaceutical, Inc., or Par, an Endo International company, or Endo, respectively, requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet). On May 10, 2019, Keryx, Panion and Dr. Hsu filed a complaint for patent infringement against Lupin Ltd. in the Delaware District Court arising from Lupin Ltd.’s ANDA filing with the FDA. On May 10, 2019, Keryx and Panion filed a complaint for patent infringement against Watson and the Teva Defendants, or the Watson Defendants, in the Delaware District Court arising from Watson’s ANDA filing with the FDA. On May 15, 2019, Keryx and Panion filed a complaint for patent infringement against the Watson Defendants in the United States District Court for the District of Nevada, or the Nevada District Court, from Watson’s ANDA filing with the FDA. On May 23, 2019, Keryx and Panion filed a complaint for patent infringement against Par in the Delaware District Court arising from Par’s ANDA filing with the FDA. On May 24, 2019, Keryx and Panion filed a complaint for patent infringement against Par, in the United States District Court for the Southern District of New York, or the Southern New York District Court, arising from Par’s ANDA filing with the FDA. On June 4, 2019, Keryx and Panion filed a notice of voluntary dismissal to dismiss the suit in the Nevada District Court in view of the Watson Defendants’ consent to venue of the Delaware District Court. On June 26, 2019, Keryx, Panion and Dr. Hsu notified the Judicial Panel on Multidistrict Litigation of additional actions in the Delaware District Court against the Lupin Defendants and the Watson Defendants. On July 31, 2019, the Judicial Panel on Multidistrict Litigation issued an order to consolidate all of our ANDA cases in Delaware District Court for pretrial proceedings. On August 26, 2019, Keryx filed an amended complaint against the Lupin Defendants in the Delaware District Court arising from the Lupin Defendants’ ANDA filings with the FDA. On September 19, 2019, the Delaware District court set a trial date for February 8, 2021. The trial has been rescheduled for June 28, 2021.

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

On August 2, 2019, Keryx and Panion entered into a settlement and license agreement with Par. This settlement resolved patent litigation brought by Keryx and Panion in response to Par’s ANDA seeking approval to market a generic version of Auryxia tablets prior to the expiration of the applicable patents. Pursuant to the terms of the settlement, Keryx and Panion will grant Par a license to market a generic version of Auryxia in the United States beginning on March 20, 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature. Additionally, in accordance with the agreement, the parties will terminate all ongoing litigation between Keryx and Panion and Par regarding Auryxia patents pending in the Delaware District Court and the Southern New York District Court. The settlement and license agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice. On August 5, 2019, the parties filed a request to stay the litigation pending a review of the settlement and license agreement by these regulatory authorities. On September 6, 2019 and September 9, 2019, the Southern New York District Court and the Delaware District Court, respectively, entered a stipulation and order of dismissal filed by the parties to terminate the actions against Par.

On April 30, 2020, Keryx and Panion entered into a settlement and license agreement with Teva and Watson. This settlement resolved patent litigation brought by Keryx and Panion in response to Teva and Watson’s ANDAs seeking approval to market a generic version of Auryxia tablets prior to the expiration of the applicable patents. Pursuant to the terms of the settlement, Keryx and Panion will grant Teva and Watson a license to market a generic version of Auryxia in the United States beginning on March 20, 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature. Additionally, in accordance with the agreement, the parties terminated all ongoing litigation between Keryx and Panion and Watson and Teva regarding Auryxia patents pending in the Delaware District Court. The settlement and license agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice. On May 4, 2020, the Delaware District Court entered a stipulation and order of dismissal filed by the parties to terminate the action against Teva and Watson.

On September 24, 2020, Keryx, Panion and Dr. Hsu entered into a settlement and license agreement with the Lupin Defendants. This settlement resolved patent litigation brought by Keryx and Panion in response to Lupin and Lupin Ltd.’s ANDAs seeking approval to market a generic version of Auryxia tablets prior to the expiration of the applicable patents. Pursuant to the terms of the settlement, Keryx and Panion will grant Lupin and Lupin Ltd. a license to market a generic version of Auryxia in the United States beginning on March 20, 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature. Additionally, in accordance with the agreement, the parties terminated all ongoing litigation among Keryx, Panion, the Lupin Defendants and Dr. Hsu regarding Auryxia patents pending in the Delaware District Court. The settlement and license agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice. On October 5, 2020, the Delaware District Court entered a stipulation and order of dismissal filed by the parties to terminate the action against the Lupin Defendants.

As a result of the timely filing of these lawsuits against the Chemo Defendants and Mylan in accordance with the relevant statute, a 30-month stay of approval was imposed by the FDA on Chemo’s ANDA and Mylan’s ANDA, absent an earlier judgment by the court in each of these lawsuits finding the patents at issue invalid, unenforceable or not infringed. We and the other plaintiffs in each of these lawsuits are seeking, among other relief, an order that the effective date of FDA approval of the ANDA be a date no earlier than the expiration of each of the patents at issue and equitable relief enjoining the Chemo Defendants and Mylan from infringing these patents.

CMS Litigation
On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts, or the Massachusetts District Court, against Centers for Medicare & Medicaid Services, or CMS, the U.S. Department of Health and Human Services, Alex M. Azar II in his official capacity as Secretary of Health and Human Services, and Seema Verma in her official capacity as administrator for CMS challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or the IDA Indication, and CMS’s related decision that imposed a prior authorization requirement for Auryxia in the treatment of adult patients with CKD on dialysis, or the Hyperphosphatemia Indication. On October 29, 2019, we filed a motion for a preliminary injunction asking the court to provide relief while the lawsuit is pending, specifically, to restore coverage of Auryxia for the IDA Indication, and to remove the prior authorization requirement for Auryxia for the Hyperphosphatemia Indication. In the alternative, we filed a motion for summary judgment with the court asking it to decide the case on the merits. On February 4, 2020, the court denied our request for a preliminary injunction. We filed an expedited appeal with the Court of Appeals for the First Circuit challenging the district court’s denial of our motion for a preliminary injunction. The First Circuit Court of Appeals held oral argument on August 14, 2020, and affirmed the district court’s denial of our request for a preliminary injunction on September 30, 2020. As a result, Auryxia remains not covered by Medicare for the IDA Indication and the prior authorization requirement for Auryxia for the Hyperphosphatemia Indication also remains in place.

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

On September 23, 2019, the Massachusetts District Court issued a Memorandum and Order denying plaintiff’s motion for class certification, granting defendants’ motion for judgment on the pleadings, and denying plaintiff’s motion for leave to further amend his Complaint. That same day, the Massachusetts District Court entered a final judgment in favor of defendants on all claims. On September 24, 2019, plaintiff filed a notice of appeal. The First Circuit Court of Appeals held oral argument on September 15, 2020, and a decision has not yet been issued.

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

On April 2, 2019, the Delaware District Court granted Abraham Kiswani, a member of the putative class in both the Andreula and Corwin actions, and plaintiff John Andreula’s motion to consolidate the remaining two Merger Securities Actions pending in the Delaware District Court and consolidated the Corwin and Andreula cases under the caption In re Keryx Biopharmaceuticals, Inc., or the Consolidated Action. The Delaware District Court also appointed Kiswani and plaintiff Andreula as lead plaintiffs for the Consolidated Action. On June 3, 2019, the lead plaintiffs filed a consolidated amended complaint in the Consolidated Action, or the Consolidated Complaint. The Consolidated Complaint generally alleged that the registration statement filed in connection with the Merger contained allegedly false and misleading statements or failed to disclose certain allegedly material information in violation of Section 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 14a-9 promulgated thereunder. The alleged misstatements or omissions related to (i) certain financial projections for Keryx and Akebia and certain financial analyses performed by our advisors and (ii) any alleged negotiations that may have taken place regarding the conversion of certain convertible notes of Keryx in connection with the Merger. The Consolidated Complaint sought compensatory and/or rescissory damages, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 thereunder, and an award of lead plaintiffs’ costs, including reasonable allowance for attorneys’ fees and experts’ fees. The defendants in the Consolidated Action moved to dismiss the Consolidated Complaint in its entirety and with prejudice on August 2, 2019. On April 15, 2020, the Delaware District Court granted the defendants’ motion and dismissed the Consolidated Action in its entirety. On July 2, 2020, lead plaintiffs filed a second consolidated amended complaint, or the Second Consolidated Complaint. The Second Consolidated Complaint (i) asserts the same claims under the Exchange Act as the Consolidated Complaint, (ii) names the same defendants as the Consolidated Complaint, (iii) seeks the same relief as the Consolidated Complaint and (iv) as with the Consolidated Complaint, challenges as false or misleading alleged misstatements or omissions related to certain financial projections for Keryx and Akebia and certain financial analyses performed by our advisors. The defendants in the Consolidated Action moved to dismiss the Second Consolidated Amended Complaint in its entirety with prejudice on August 10, 2020.

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

In response to the pandemic, on March 13, 2020, the United States declared a national emergency, and federal, state, local and foreign governments have put in place, quarantines, executive orders, shelter-in-place orders and other restrictions in order to control the spread of the disease. The cyclical nature of the pandemic could result in multiple "waves" of the disease and corresponding orders or restrictions, leading to business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects. These effects have and may continue to negatively impact productivity and disrupt our operations and those of the healthcare providers with whom we interact, our partners, our CROs, our CMOs and our other vendors. The majority of our office-based employees have been working from home since March 13, 2020 and are not expected to return to the office before the end of 2020. As states re-open, we have permitted our customer-facing employees, including the members of our sales force, to begin in-person interactions with healthcare providers, including dialysis centers and hospitals, where appropriate and permissible. However, healthcare facilities have continued, or begun again, to restrict access for non-patients, including the members of our sales force. For example, DaVita, Inc., or DaVita, and Fresenius Medical Care, or Fresenius, which account for the vast majority of the dialysis population in the United States, have restricted access to their clinics. As a result, we continue to primarily engage with healthcare providers and other customers virtually, where possible. The restrictions on our customer-facing employees' in-person interactions with healthcare providers could negatively impact our access to healthcare providers and, ultimately, our sales. In addition, if the pandemic worsens or there is a resurgence of the pandemic in the United States, sales of Auryxia may be impacted, which, in turn, could have a material adverse effect on our business, results of operations, and financial condition. The dialysis and non-dialysis CKD patient populations, many of whom rely on our innovative therapies, have been disproportionately impacted by COVID-19 based on the number of cases and hospitalizations, which may significantly negatively impact our product demand, payer mix, and net product revenue in the future.

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

In addition, the pandemic or the response efforts to the pandemic may cause disruptions to, closures of or other impacts on our CMOs and other vendors in our supply chain on which we rely for the supply of our products and product candidates. These impacts could lead to delays or disruptions in supply of our products and product candidates and have a negative effect on our inventory reserves, which could result in an increase in inventory write-offs due to expiry.

The pandemic has resulted in closures of clinical trial sites on which we rely for the completion of certain clinical trials and may delay enrollment of certain planned and ongoing clinical trials. Further, the pandemic could also potentially affect the business of the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or the EMA, the Japanese Pharmaceuticals and Medical Devices Agency, or the PMDA, or other governmental authorities, which could result in delays in meetings, reviews and approvals relating to our products or product candidates. Any decision by the FDA, EMA, PMDA or other governmental authorities to delay meeting with us or our collaboration partners in light of COVID-19 could have a material adverse effect on clinical trials of our product candidates or on our efforts to obtain marketing approvals for our product candidates, which could increase our operating expenses and have a material adverse effect on our financial results, including the timing and amount of future regulatory milestones we could receive from our partners.

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

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. In particular, areas we are monitoring include possible COVID-related changes in our commercial revenue payer mix, overall product sales, and reserves and allowances, as well as negative trends that could potentially have a significant impact on product demand and, ultimately, product revenue, or could indicate goodwill, intangible assets, and other assets to be impaired. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and the magnitude of which cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

Risks Related to our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses and cannot guarantee when, if ever, we will become profitable or attain positive cash flows.
Investment in pharmaceutical product development and commercialization is highly speculative because it entails upfront capital expenditures and significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities and, following the merger, or the Merger, whereby Keryx Biopharmaceuticals, Inc., or Keryx, became a wholly owned subsidiary of ours, commercialization. We have financed our operations primarily through sales of equity securities, our strategic collaborations and, following the Merger, product revenues and debt. Prior to the Merger, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable and have incurred net losses each year since our inception, including net losses of $296.5 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $1.1 billion. We cannot guarantee when, if ever, we will become profitable. Our ability to generate product revenue and achieve profitability depends significantly on our success in many areas, including the following:
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
•conduct our development program of vadadustat and develop any other potential product candidates;
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

Even if we succeed in receiving marketing approval for and are able to commercialize vadadustat in the U.S. and other regions, we will continue to incur substantial research and development and other expenditures to develop and market, if approved, any other product candidates as well as any costs relating to continued commercialization and post-marketing requirements for Auryxia, vadadustat and any other products or product candidates that may receive marketing approval, including those that may be in-licensed or acquired. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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
As of September 30, 2020, our cash and cash equivalents and available for sale securities were $269.3 million. We expect to continue to expend substantial amounts for the foreseeable future continuing the commercialization of Auryxia and developing and commercializing vadadustat, if approved, and any other products or product candidates, including those that may be in-licensed or acquired. These expenditures will include costs associated with research and development, potentially obtaining marketing approvals and having our products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise, including as a result of our decision to include certain elements in our development programs. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the development and commercialization of our product candidates. Our future capital requirements depend on many factors, including:
•the conduct of our development program for vadadustat, and the development of any other potential product candidates;
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
•the timing of, and the costs involved in obtaining, and, if approved, maintaining marketing approvals for vadadustat and any other product candidates that we may develop or acquire, including to fund the preparation and filing of regulatory submissions, and the costs of maintaining marketing approvals for Auryxia or any other product, including those that may be in-licensed or acquired;
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

As of September 30, 2020, we had approximately $206.4 million of goodwill and a definite lived intangible asset from the Merger. In accordance with generally accepted accounting principles, or GAAP, we are required annually, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill and our definite lived intangible assets when indicators of impairment are present. Events giving rise to impairment of goodwill or intangible assets are an inherent risk in the pharmaceutical industry and often cannot be predicted. Conditions that could indicate impairment and necessitate such a review include, but are not limited to, Auryxia’s commercial performance, our inability to execute on our strategic initiatives, the deterioration of our market capitalization such that it is significantly below our net book value, and a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action or assessment by a regulator. To the extent we conclude that goodwill and/or definite lived intangible assets have become impaired, we may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on our future operating results and financial position. For example, in the second quarter of 2020, in connection with a routine business review, we reduced our short-term and long-term Auryxia revenue forecast. This reduction was primarily driven by the compounding impact of the September 2018 Centers for Medicare & Medicaid Services, or CMS, decision that rescinded Medicare Part D coverage of Auryxia for the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or the IDA Indication, and the related imposition by CMS of a prior authorization requirement for Auryxia for the control of serum phosphorus levels in adult patients with CKD on dialysis, or the Hyperphosphatemia Indication, or the CMS Decisions. As a result, we recorded an impairment charge of $115.5 million during the three months ended June 30, 2020, which was entirely allocated to our only intangible asset, the developed product rights for Auryxia, and made a corresponding adjustment to the estimated useful life of the developed product rights for Auryxia. The estimates, judgments and assumptions used in our impairment testing, and the results of our testing, are discussed in Note 9 to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements (unaudited). If these estimates, judgments and assumptions change in the future, including if the Auryxia asset group does not meet its current forecasted projections, additional impairment charges could be recorded in the future and additional corresponding adjustments may need to be made to the estimated useful life of the developed product rights for Auryxia, which could materially impact our financial position, certain of our material agreements, and our future operating results.

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

Market acceptance is critical to our ability to generate significant product revenue. In addition, any product or product candidate, if approved and commercialized, may achieve only limited market acceptance or none at all. If any of our approved products is not accepted by the market to the extent that we expect, we may not be able to generate significant product revenue and our business would suffer.

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

In order to market any approved product(s), we intend to continue to invest in sales and marketing, which will require substantial effort and significant management and financial resources. We will need to devote significant effort, in particular, to recruiting individuals with experience in the sales and marketing of pharmaceutical products. Competition for personnel with these skills is significant.

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

Furthermore, vadadustat was approved in Japan for the treatment of anemia due to CKD and is being marketed by MTPC in Japan under the trade name VAFSEO. The pricing and reimbursement strategy is a key component of MTPC's commercialization plans for VAFSEO in Japan. If coverage and reimbursement terms change, MTPC may not be able to, or may decide not to, continue commercialization of VAFSEO in Japan.

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

Further, if vadadustat is approved in the United States and included in the fixed reimbursement model for a bundle of dialysis services, or the bundle, we would be required to enter into contracts to supply vadadustat to specific dialysis providers, instead of through distributors, which we believe could be challenging. The dialysis market is unique and is dominated by two providers: DaVita and Fresenius, which account for a vast majority of the dialysis population in the United States. In May 2017, we entered into a license agreement, which was amended and restated in April 2019, pursuant to which we granted Vifor (International) Ltd., or Vifor Pharma, an exclusive license to sell vadadustat to Fresenius Kidney Care Group LLC, or FKC, and certain third party dialysis organizations, or the Third Party Dialysis Organizations, approved by us, in the United States. The license would be effective upon the following: FDA approval of vadadustat for anemia due to CKD in adult patients with dialysis-dependent CKD, the earlier of CMS’s determination that vadadustat will be reimbursed using the Transitional Drug Add-On Payment Adjustment, or the TDAPA, and inclusion in the bundle, and a milestone payment by Vifor Pharma. Under this amended license agreement with Vifor Pharma, or the Vifor Agreement, FKC and the Third Party Dialysis Organizations are not obligated to utilize vadadustat in their U.S. clinics. In addition, even if FKC and the Third Party Dialysis Organizations choose to utilize vadadustat in their clinics in the United States, they are not restricted from utilizing other therapies for anemia due to CKD. The Vifor Agreement restricts us from directly supplying vadadustat to FKC or any other affiliate of Fresenius Medical Care North America and the Third Party Dialysis Organizations. The Vifor Agreement does not restrict us from entering into supply agreements with other dialysis clinics, such as DaVita; however, these dialysis clinics may choose not to contract with us for vadadustat or they may choose to contract with us for a limited supply of vadadustat. If vadadustat is approved and we are not able to maintain the Vifor Agreement or enter into a supply agreement with DaVita, our business may be materially harmed.

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

Auryxia is competing in the hyperphosphatemia market in the United States with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Genzyme Corporation (a wholly-owned subsidiary of Sanofi), PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of the phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including Ardelyx, Inc.’s tenapanor (for which an NDA has been submitted to the FDA) and OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets), that may impact the market for Auryxia.

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

We and or our partners may also face competition from potential new anemia therapies. There are several other HIF-PHI product candidates in various stages of development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by such companies as FibroGen, Japan Tobacco International, GlaxoSmithKline plc and Bayer HealthCare AG. FibroGen, together with its collaboration partners, Astellas Pharma Inc. and AstraZeneca PLC, is currently in global Phase 3 clinical development of its product candidate, roxadustat. In Japan, roxadustat has launched for the treatment of anemia of CKD in patients on dialysis, or DD-CKD. In China, roxadustat has launched for the treatment of anemia of DD-CKD and for the treatment of anemia of CKD in patients not on dialysis, or NDD-CKD. In January 2020, FibroGen announced the submission of an sNDA for marketing approval for roxadustat for NDD-CKD in Japan. FibroGen announced that the FDA has completed its filing review of its NDA for roxadustat for both DD-CKD and NDD-CKD and set a Prescription Drug User Fee Act date of December 20, 2020. In May 2020, they announced that their marketing authorization application for roxadustat in the European Union had been accepted. GlaxoSmithKline plc is currently in global Phase 3 clinical development of its product candidate, daprodustat. In August 2020, Kyowana Kirin Co., Ltd. announced the launch of GlaxoSmithKline plc's Duvroq (daprodustat) in Japan for the treatment of CKD anemia in patients with stages 3-5 CKD, including DD-CKD and NDD-CKD. In September 2020, Japan Tobacco International announced the approval of Enaroy (enarodustat) in Japan for the treatment of CKD anemia. In addition, Bayer HealthCare AG has submitted an NDA for its product candidate for the treatment of renal anemia in Japan. Furthermore, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce injectable ESA utilization and thus limit the market potential for vadadustat if they are approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia that may impact the market for anemia-targeted treatment.

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

The commercialization of Riona and VAFSEO in Japan and our current and potential future efforts with respect to the development and commercialization of our products and product candidates outside of the United States subject us to a variety of risks associated with international operations, which could materially adversely affect our business.
Our Japanese sublicensee, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona, the trade name for ferric citrate hydrate in Japan, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD in Japan. We also granted Otsuka Pharmaceutical Co. Ltd., or Otsuka, exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. In Japan and certain other countries in Asia, we granted Mitsubishi Tanabe Pharma Corporation, or MTPC, exclusive rights to commercialize vadadustat, which has been approved and is being marketed by MTPC in Japan under the trade name VAFSEO. We are also conducting our global Phase 3 development with respect to vadadustat for the treatment of anemia due to CKD. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing our product and product candidates outside the United States, including:
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

In addition, we receive revenues from royalty payments converted to U.S. dollars based on net sales of Riona and VAFSEO in Japanese yen. The exchange rates between the Japanese yen on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. Our results of operations could be adversely affected over time by certain movements in exchange rates, particularly if the Japanese yen depreciates against the U.S. dollar.

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
The risk of failure in drug development is high. We depend heavily on the successful commercialization of Auryxia and the successful clinical development, marketing approval and commercialization of vadadustat in the United States and other jurisdictions, which may never occur. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take several years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, interim results of a clinical trial do not necessarily predict final results, and results of Phase 3 clinical trials for one indication may not be predictive of results of Phase 3 clinical trials for another indication. For example, while we announced positive top-line results from INNO2VATE and vadadustat achieved the primary and key secondary efficacy endpoint in each of the two PRO2TECT studies, the PRO2TECT program did not meet the primary MACE safety endpoint. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay, prevent or make more challenging our ability to receive or maintain marketing approval or commercialize our product candidates. For example, the PRO2TECT program did not meet the primary MACE safety endpoint, and we remain appropriately cautious in our outlook for potential approval of vadadustat for the treatment of anemia due to CKD in adult non-dialysis dependent patients. Our clinical trials may take longer to complete than currently anticipated, or may be delayed, suspended, required to be repeated, prematurely terminated or may not successfully demonstrate safety and/or efficacy for a variety of other reasons, such as:
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

The COVID-19 pandemic has resulted in closures of clinical trial sites on which we rely for the completion of certain clinical trials and may delay enrollment of certain planned and ongoing clinical trials.

We may be unable to successfully complete clinical trials of our product candidates or other studies, if the results of those trials and studies are not positive or are only modestly positive, or if there are concerns with the profile due to efficacy or safety. For example, the PRO2TECT program did not meet the primary MACE safety endpoint, and we remain appropriately cautious in our outlook for potential approval of vadadustat for the treatment of anemia due to CKD in adult non-dialysis dependent patients. If any of the foregoing occurs, the following may occur:
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

•a Risk Evaluation and Mitigation Strategies, or REMS, or FDA-imposed risk management plans that use risk minimization strategies to ensure that the benefits of certain prescription drugs outweigh their risks, may be required;
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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies may not be predictive of similar results in humans during clinical trials, successful results from early or small clinical trials may not be replicated in later and larger clinical trials, and successful interim results from ongoing clinical studies may not be indicative of results obtained when those studies are completed. For example, our encouraging preclinical and clinical results for vadadustat thus far do not ensure that the results of any future clinical trials will demonstrate similar results. Our global Phase 3 development program for vadadustat has enrolled a larger number of patients and will treat patients for longer periods than our prior trials, which will result in a greater likelihood that adverse events may be observed. Due to these and other differences between our global Phase 3 development program for vadadustat and our prior trials, our positive results from preclinical and clinical studies may not be replicated in our global Phase 3 development program for vadadustat. For example, while we announced positive top-line results from INNO2VATE and vadadustat achieved the primary and key secondary efficacy endpoint in each of the two PRO2TECT studies, the PRO2TECT program did not meet the primary MACE safety endpoint. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early stage development, and we may face similar setbacks. If the results of our ongoing or future clinical trials for vadadustat or any other product candidates are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are safety concerns or adverse events, we may be prevented from or delayed in obtaining marketing approval for vadadustat or any other product candidates. For example, the PRO2TECT program did not meet the primary MACE safety endpoint, and we remain appropriately cautious in our outlook for potential approval of vadadustat for the treatment of anemia due to CKD in adult non-dialysis dependent patients.

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
Undesirable side effects caused by or other undesirable properties of our product or product candidates or competing commercial products or product candidates in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials, could result in a more restrictive label or the delay, denial or withdrawal of marketing approval by the FDA or other regulatory authorities, and could lead to potential product liability claims. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

If we or others identify undesirable side effects caused by or other undesirable properties of Auryxia, vadadustat, or any other products or product candidates, either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:
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
•REMS or FDA-imposed risk management plans that use risk minimization strategies to ensure that the benefits of certain prescription drugs outweigh their risks, may be required;
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

With respect to the global INNO2VATE Phase 3 program, the incidence of treatment emergent adverse events during the incident dialysis patient study (Correction and Conversion) in vadadustat treated patients was 83.8% and 85.5% in darbepoetin alfa treated patients. During the study, the most common treatment emergent adverse events reported in vadadustat/darbepoetin alfa treated patients were hypertension (16.2%/ 12.9%) and diarrhea (10.1%/ 9.7%). Serious treatment emergent adverse events were lower in vadadustat treated patients at 49.7% compared to 56.5% for darbepoetin alfa treated patients. The incidence of treatment emergent adverse events during the prevalent dialysis patient study (Conversion) in the vadadustat treated patients was 88.3%, and 89.3% in darbepoetin alfa treated patients. During the study, the most common treatment emergent adverse events reported in vadadustat/darbepoetin alfa treated patients were diarrhea (13.0%/ 10.1%), pneumonia (11.0%/ 9.7%), hypertension (10.6%/ 13.8%), and hyperkalemia (9.0%/ 10.8%). Serious treatment emergent adverse events were slightly lower for vadadustat treated patients at 55.0% and 58.3% for darbepoetin alfa-treated patients.

With respect to the global PRO2TECT Phase 3 program, the incidence of treatment emergent adverse events during the erythropoiesis stimulating agent, or ESA,-untreated patients study (Correction) in the vadadustat-treated patients was 90.9%, and 91.6% in darbepoetin alfa-treated patients. During the study, the most common treatment emergent adverse events reported in vadadustat/darbepoetin alfa-treated patients were end-stage renal disease (34.7%/ 35.2%), hypertension (17.7%/ 22.1.%), hyperkalemia (12.3.%/ 15.6%), urinary tract infection (12.9%/ 12.0%), diarrhea (13.9%/ 10.0%), peripheral oedema (12.5%/ 10.5%), fall (9.6%/ 10%) and nausea (10%/ 8.2%). Serious treatment emergent adverse events were 65.3% for vadadustat-treated patients and 64.5% for darbepoetin alfa-treated patients. The incidence of treatment emergent adverse events during the ESA-treated patients study (Conversion) in vadadustat treated patients was 89.1% and 87.7% in darbepoetin alfa-treated patients. During the study, the most common treatment emergent adverse events reported in vadadustat/darbepoetin alfa-treated patients were end-stage renal disease (27.5%/ 28.4%), hypertension (14.4%/ 14.8%), urinary tract infection (12.2%/ 14.5%), diarrhea (13.8.%/ 8.8.%), peripheral oedema (9.9%/ 10.1%) and pneumonia (10.0%/ 9.7%). Serious treatment emergent adverse events were 58.5% for vadadustat-treated patients and 56.6% for darbepoetin alfa-treated patients.

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

We and Otsuka, our collaboration partner, are not permitted to market vadadustat in the United States until we receive approval from the FDA, in the EU until we receive approval from the EMA, or in any other jurisdiction until the requisite approval from regulatory authorities in such jurisdiction is received. As a condition to receiving marketing approval for vadadustat, we must complete Phase 3 studies and any additional preclinical or clinical studies required by the FDA, the EMA, the PMDA or other regulatory authorities. Vadadustat may not be successful in clinical trials or receive marketing approval. We plan to submit to the FDA an NDA for vadadustat for the treatment of anemia due to CKD in adult dialysis-dependent and non-dialysis dependent patients as early as possible in 2021. However, as vadadustat did not meet the primary safety endpoint of the

PRO2TECT program, we remain appropriately cautious in our outlook for potential approval of vadadustat for the treatment of anemia due to CKD in adult non-dialysis dependent patients.

Further, vadadustat may not receive marketing approval even if it is approved in other countries. For example, although vadadustat is approved in Japan for the treatment of anemia due to CKD, such approval does not guarantee approval in the United States by the FDA.

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

•we, or our CROs or other vendors, may fail to comply with GXP;
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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable for up to two years). Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open, but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the European Union.

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
Marketing approvals may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements or commitments for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or registries or observational studies. For example, in connection with the FDA approvals of Auryxia, we initially committed to the FDA to conduct certain post-approval pediatric studies of Auryxia under the Pediatric Research Equity Act of 2003, or PREA. With regard to the Hyperphosphatemia Indication, we committed to completing the post-approval pediatric study and submitting a final report to the FDA by December 31, 2019. With regard to our IDA Indication, we initially committed to completing the post-approval pediatric study and submitting a final report to the FDA by January 2023. We cannot guarantee that we will be able to complete these studies and submit the final reports in a timely manner. For example, with regard to the Hyperphosphatemia Indication, we did not complete and submit the post-marketing requirement pediatric clinical study report by December 31, 2019, and we received a notification of noncompliance with PREA. Our request to extend this deadline was denied, and the study is considered delayed. With regard to the IDA Indication, we did not meet a milestone relating to the post-approval pediatric study of Auryxia in a timely manner and received a notification from the FDA. Subsequently, the FDA agreed to extend the pediatric clinical study timelines for the IDA Indication.

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

In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Auryxia, and any other product for which we receive regulatory approval, will be subject to extensive and ongoing regulatory requirements and guidance. These requirements and guidance include manufacturing processes and procedures (including record keeping), the implementation and operation of quality systems to control and assure the quality of the product, submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. If we, our CMOs or other third parties we engage fail to adhere to such regulatory requirements and guidance, we could suffer significant consequences, including product seizures or recalls, loss of product approval, fines and sanctions, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs, and our development or commercialization efforts may be materially harmed.

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

For example, in the second quarter of 2020, we initiated a limited, voluntary recall of specific lots of Auryxia because it was determined that certain lots were not manufactured in conformance with the FDA's GMP guidance relating to validation. In addition, we recorded write-downs of inventory associated with affected lots during the second and third quarters of 2020. While the costs of the recall were immaterial, should another recall or quality issues occur in the future, they could result in material costs, have a material adverse effect on our business and results of operations, and may impact our ability to supply Auryxia, VAFSEO in Japan or vadadustat for commercial and clinical use.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. In addition, under some relatively recent guidance from the FDA, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We intend to engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. Although we believe we have put in place a robust compliance program and processes designed to ensure that all such activities are performed in a legal and compliant manner, Auryxia is our first commercial product in the United States, so our implementation of our compliance program in connection with commercialization activities is still relatively new.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and, therefore, because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The current administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The current administration has recently represented to the court of appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the current administration argued in support of upholding the lower court decision. However, in a subsequent filing, the U.S. Department of Justice contended that the ACA should be invalidated only in the states that are suing, rather than all states. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On March 3, 2020, the U.S. Supreme Court agreed to hear the case. On June 25, 2020, the current administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. Oral argument is scheduled in the case for November 10, 2020. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the current administration issued a plan to lower drug prices. Under this blueprint for action, the current administration indicated that HHS will take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies, advance biosimilars and generics to boost price competition, evaluate the inclusion of prices in drug makers’ ads to enhance price competition, speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers, avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid, work to give Medicare Part D plan sponsors more negotiation power with drug makers, examine which Medicare Part B drug prices could be negotiated by Medicare Part D plans, improve the design of the Medicare Part B Competitive Acquisition Program, update Medicare’s drug-pricing dashboard to increase transparency, prohibit Medicare Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance, and require that Medicare Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. The current presidential administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs, and has issued five executive orders intended to lower the costs of prescription drug products. More recently, the President has issued five executive orders that are intended to lower the costs of prescription drug products.

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
We do not have the ability to independently conduct preclinical and clinical trials. We are currently relying, and expect to continue to rely, on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our current and future preclinical studies and our clinical trials. The third parties on whom we rely may fail to perform effectively, or terminate their engagement with us, for a number of reasons, including the following:
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

We rely on third parties to conduct all aspects of our product manufacturing. The loss of these manufacturers, their failure to supply us on a timely basis, or their failure to successfully carry out their contractual duties or comply with regulatory requirements or guidance could cause delays in or disruptions to our supply chain and substantially harm our business.
We do not have any manufacturing facilities and do not expect to independently manufacture any product or product candidates. We currently rely on third party manufacturers to produce all of our commercial, clinical and preclinical material supply, including the commercial drug product that we supply to our collaboration partner, MTPC, for the Japanese market. We expect to continue to rely on existing or alternative third party manufacturers to supply our ongoing and planned preclinical and clinical trials and for commercial production. Our reliance on third party manufacturers increases the risk that we will not have sufficient quantities of our product and product candidates or the ability to obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our and our partners' development or commercialization efforts.

We currently have two suppliers of Auryxia drug substance, one of them with two approved sites, and one supplier with three approved sites for the supply of Auryxia drug product. If any of our suppliers were to limit or terminate production, or otherwise fail to meet the quality or delivery requirements needed to supply Auryxia or VAFSEO in Japan at adequate levels, we could experience losses of revenue that could materially and adversely impact our results of operations. We have entered into supply agreements with Esteve Química, S.A. and STA Pharmaceutical Hong Kong Limited, a subsidiary of Wuxi AppTec, for the commercial manufacture of vadadustat drug substance and Patheon Inc. for the commercial manufacture of vadadustat drug product. While we intend to put an additional supply arrangement in place for commercial manufacturing of vadadustat drug product, we may be unsuccessful in doing so or achieving sufficient redundancy due to a number of factors, including that we may not be able to negotiate binding agreements at commercially reasonable terms. For example, a contract manufacturer may require a substantial financial commitment, including a commitment to fund the purchase of a new facility or equipment. We could experience delays to our marketing approval for vadadustat and may not have sufficient quantities of our product candidates and products for clinical trials and commercialization if any of the following occur:

•we are unsuccessful in implementing redundant supply arrangements for commercial quantities of vadadustat;

•our commercial supply arrangements for Auryxia or vadadustat are terminated;

•any of our third party manufacturers is unable to fulfill the terms of their agreements with us or is unable or unwilling to continue to manufacture on the manufacturing lines included in our regulatory filings; or

•any of our third party manufacturers breaches our supply agreements, does not comply with quality or regulatory requirements and guidance, is subject to regulatory review or ceases its operations for any reason.

Even if we are ultimately successful in entering into an additional supply arrangement for commercial manufacturing of vadadustat drug product, the timing of such additional arrangements is uncertain.

If any of our third party manufacturers cannot or do not perform as agreed or expected, including a misappropriation of our proprietary information, if they terminate their engagements with us, if we terminate our engagements with them, or if there is a significant disagreement, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into agreements with other third party manufacturers, which we may not be able to do in a timely manner or on favorable or reasonable terms, if at all. In some cases, there may be a limited number of qualified replacement manufacturers, or the technical skills, or equipment required to manufacture a product or product candidate may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party or a feasible alternative may not exist. These factors would increase our reliance on our current manufacturers or require us to obtain a license from such manufacturer in order to have another third party manufacture Auryxia, VAFSEO in Japan or our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to continue to commercialize or satisfy patient demand for Auryxia, VAFSEO in Japan or any other product candidate for which we receive marketing approval, or develop and receive marketing approval for our product candidates in a timely manner or within budget.

Each of our third party manufacturers must comply with cGMP and other stringent regulatory requirements and guidance enforced by the FDA and other regulatory authorities. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation, which occur in addition to our own quality assurance releases. The facilities and processes used by our third party manufacturers to manufacture Auryxia may be inspected by the FDA and other regulatory authorities at any time, and the facilities and processes used by our third party manufacturers to manufacture our product candidates will be inspected by the FDA, the EMA, PMDA and other regulatory authorities prior to or after we submit our marketing application. We do not control the manufacturing processes of, and have little control over, our third party manufacturers, including, without limitation, their compliance with cGMP requirements and guidance for the manufacture of certain starting materials, drug substance and finished drug product. In addition, we have little control over the ability of our third party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Our third party manufacturers may experience problems with their manufacturing and distribution operations and processes, including, for example, quality issues, such as product specification and stability failures, procedural deviations, improper equipment installation or operation, utility failures, contamination, natural disasters and public health epidemics. We may also encounter difficulties relating to our own quality processes and procedures, including regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. If our third party manufacturers cannot successfully manufacture material that conforms to our specifications and regulatory requirements and guidance or if we or our third party manufacturers experience manufacturing, operations and/or quality issues, including an inability or unwillingness to continue manufacturing our products at all, in accordance with agreed-upon processes or on currently validated manufacturing lines, we may not be able to supply patient demand or maintain marketing approval for Auryxia or secure and/or maintain marketing approval for our product candidates.

If the FDA, the EMA or other regulatory authorities do not approve the facilities being used to manufacture our product candidates, or if they withdraw any approval of the facilities being used to manufacture Auryxia or any other product candidates for which we receive marketing approval, we may need to find alternative manufacturing facilities, which would significantly impact our ability to continue commercializing Auryxia or develop, obtain marketing approval for or market our product candidates, if approved. Moreover, our failure or the failure of our third party manufacturers to comply with applicable regulations or guidance, or our failure to oversee or facilitate such compliance, could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of Auryxia or our product candidates operating restrictions, receipt of a Form 483 or warning letter, or criminal prosecutions, any of which could significantly and adversely affect the supply of Auryxia, VAFSEO in Japan or our product candidates. For example, in the second quarter of 2020, we initiated a limited, voluntary recall of specific lots of Auryxia because it was determined that these lots were not manufactured in conformance with the FDA's GMP guidance relating to validation. In addition, we recorded a write-down of inventory associated with affected lots during the second and third quarters of 2020. While the costs of this recall were immaterial, should another recall or quality issues occur in the future, they could result in material costs, have a material adverse effect on our business and results of operations, and may impact our ability to supply Auryxia, VAFSEO in Japan or vadadustat for commercial and clinical use. Also, if our starting materials, drug substance or drug product are damaged or lost while in our third party manufacturers’ control, it may impact our ability to supply our products or product candidates and we may incur significant financial harm. In addition, Auryxia, VAFSEO in Japan and our product candidates may compete with other products and product candidates for access to third party manufacturing facilities. A third party manufacturer may also encounter delays or operational issues brought on by sudden internal resource constraints, labor disputes, shifting priorities or shifting regulatory protocols, including, in each case, relating to the COVID-19 pandemic. Certain of these third party manufacturing facilities may be contractually prohibited from manufacturing our product candidates or products, due to exclusivity provisions in agreements with our competitors. There are a limited number of manufacturers that operate under cGMP regulations and guidance and are capable of manufacturing Auryxia and our product candidates for us.

Our current and anticipated future dependence on third parties for the manufacture of Auryxia, VAFSEO in Japan and our product candidates may adversely affect our and our partners' ability to continue to commercialize Auryxia, VAFSEO in Japan or any product candidates that receive marketing approval on a timely and competitive basis and any future profit margins.

Third party manufacturers may be unable to manufacture our products and product candidates in sufficient quality and quantity, which would delay or prevent us from commercializing approved products and developing our product candidates.
As a result of the large quantity of materials required for the production of Auryxia and VAFSEO for Japan and the large quantities of tablets that are required for our commercial success, the continued commercial viability of Auryxia and VAFSEO for Japan depends on adequate supply of starting materials that meet quality, quantity and cost standards and the ability of our contract manufacturers to continually produce drug substance and finished drug product that meets all manufacturing requirements on a commercial scale. Failure to achieve and maintain these levels of supply can jeopardize and prevent the successful continued commercialization of Auryxia and VAFSEO in Japan. Moreover, issues that may arise in any scale-up and technology transfer and continued commercial scale manufacture of our products may lead to significant delays in our development and commercial timelines and negatively impact our financial performance. For example, a production-related issue resulted in an interruption in the supply of Auryxia in the third and fourth quarters of 2016. This supply interruption negatively impacted Keryx’s revenues in 2016. Although this supply interruption was resolved and actions designed to prevent future interruptions in the supply of Auryxia have been taken, any future supply interruptions for Auryxia, VAFSEO in Japan or any of our product candidates for which we receive marketing approval would negatively and materially impact our reputation and financial condition.

In addition, in order to complete our development of and commercialize, if approved in regions beyond Japan, vadadustat and any other product candidates, we will need to work with third party manufacturers to manufacture them in large quantities. Our current and future third party manufacturers may be unable to successfully achieve commercial scale production of vadadustat or increase the manufacturing capacity of any other product candidates for the conduct of clinical trials and commercialization in a timely or cost-effective manner, if at all. In addition, quality issues may arise during scale-up activities. Any changes in our manufacturing processes as a result of scaling up may result in the need to obtain additional marketing approvals. If our third party manufacturers are unable to achieve commercial scale production or there is a need for additional marketing approvals of vadadustat or any other product candidates, or if there are difficulties in increasing the manufacturing capacity for any other product candidates, the development, marketing approval and commercialization of that product candidate may be delayed or infeasible, or ongoing commercialization may be unsuccessful, any of which could significantly harm our business.

We do not know whether our third party manufacturers will be able to meet our demand, either because of the nature of our agreements with those third party manufacturers, or, in some cases, our limited experience with those third party manufacturers or our relative importance as a customer to those third party manufacturers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our current third party manufacturers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers, including as a result other customers' demands with respect to the COVID-19 pandemic.

We depend on collaborations with third parties for the development and commercialization of our products and product candidates. If our collaborations are not successful or if our collaborators terminate their agreements with us, we may not be able to capitalize on the market potential of our products and product candidates, and our business could be materially harmed.
We sublicensed the rights to commercialize Riona to JT and Torii in Japan. We entered into collaboration agreements with Otsuka to develop and commercialize vadadustat in the United States, Europe, China and certain other territories. We also entered into a collaboration agreement with MTPC to develop and commercialize vadadustat in Japan and certain other Asian countries. In addition, we have a license agreement with Vifor Pharma pursuant to which we granted an exclusive license to sell vadadustat to FKC and the Third Party Dialysis Organizations, approved by us, in the United States, which license would become effective only upon the satisfaction of certain conditions. We may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our and our partners' commercialization efforts with respect to Auryxia, Riona and VAFSEO in Japan, and our and our partners' development and commercialization efforts with respect to vadadustat and any other product candidates. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.

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
•if permitted by the terms of the collaboration, we and our collaborator may have a difference of opinion regarding the development or commercialization strategy for a particular product or product candidate, and our collaborator may have ultimate decision making authority;
•disputes may arise between a collaborator and us that cause the delay or termination of activities related to research, development or commercialization of Auryxia, VAFSEO in Japan, vadadustat and any other product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
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

Risks Related to our Business and Industry
If we fail to attract, keep and motivate senior management and key personnel, we may be unable to successfully develop and commercialize any product candidates and approved product(s).
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

We have strategic collaborations for the commercialization of Riona and the development and commercialization of vadadustat, which is now being marketed under the trade name VAFSEO by our collaboration partner, MTPC, in Japan. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, consultants, vendors, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management.

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
Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated pharmaceutical and biotechnology companies have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Global Market has ranged from a low of $2.09 on October 30, 2020 to a high of $31.00 on June 20, 2014. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, developments related to and results of our clinical studies, developments related to our regulatory submissions, developments related to our ability to commercialize Auryxia and any other approved product candidates, announcements by us or our competitors of significant mergers, acquisitions, licenses, strategic collaborations, joint ventures, collaborations or capital commitments, negative publicity around Auryxia, vadadustat or any other product or product candidate, the results of competitive clinical trials, products or technologies, regulatory or legal developments in the United States and other countries, developments or disputes concerning patent applications, issued patents or other proprietary rights, the recruitment or departure of key personnel, the level of expenses related to Auryxia, vadadustat or any other product or product candidate or clinical development programs, actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts, variations in our financial results or those of companies that are perceived to be similar to us, changes in the structure of healthcare payment systems, market conditions in the pharmaceutical and biotechnology sectors, general economic, industry and market conditions and others beyond our control. As a result of this volatility, our shareholders may not be able to sell their common stock at or above the price at which they purchased it.

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

According to the most recent filings made under Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, our former director, Muneer Satter, beneficially owned approximately 2% of our outstanding common stock. Subject to certain restrictions, Mr. Satter is able to sell his shares of common stock in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended. In addition, pursuant to our Fourth Amended and Restated Investors’ Rights Agreement, as amended, with Mr. Satter, he has the right, subject to certain conditions and with certain exceptions, to require us to file registration statements covering the shares common stock he owns or to include his shares in registration statements that we may file or in public offerings of our shares of common stock. Following their registration and sale under the applicable registration statement, those shares would become freely tradable. By selling a large number of shares of common stock, State Street or Mr. Satter could cause the price of our common stock to decline.

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
As of September 30, 2020, we believe that our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 2% of our outstanding common stock. In addition, we have certain significant stockholders, including State Street, which beneficially owned approximately 11% of our outstanding common stock according to the most recent filings made under Section 13(d) and 13(g) of the Exchange Act. If they were to choose to act together, they would have significant influence on all matters submitted to our stockholders for approval, as well as our management and affairs, such as:
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
As a public company, and particularly on and after December 31, 2019 when we ceased to be an “emerging growth company”, we will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, or the SOX Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly, especially since, as of December 31, 2019, we are no longer an “emerging growth company” and we therefore may no longer take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are “emerging growth companies.”

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
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the SOX Act, or Section 404, or any testing by our independent registered public accounting firm, which became required as of December 31, 2019, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. As a larger company following the Merger, implementing and maintaining effective controls may require more resources, and we may encounter internal control integration difficulties. For example, as of December 31, 2019, management and our independent registered public accounting firm concluded that our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting relating to our inventory process. During fiscal 2020, we are enhancing our system of internal controls over financial reporting to remediate this material weakness. As the revised and enhanced controls need to be in operation for a sufficient period of time and be tested to ensure that the controls are operating as designed, management has concluded that the material weakness cannot be considered remediated as of September 30, 2020. Even if this material weakness is remediated, our internal control over financial reporting could in the future have material weaknesses, deficiencies or conditions that could require correction or remediation. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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
Under Section 382 of the Internal Revenue Code, or Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. On December 12, 2018, we completed the Merger, which we believe has resulted in an ownership change under Section 382. In addition, the Tax Cuts and Jobs Act, including amendments made by the CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to fully offset taxable income in the future. Future changes in our stock ownership, many of which are outside of our control, could result in an additional ownership change under Section 382. As a result, if we generate taxable income, our ability to use our pre-change NOL carryforwards to offset federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. At the state level, state net operating losses generated in one state cannot be used to offset income generated in another state and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the quarter ended September 30, 2020, we did not have any sales of unregistered securities.

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

10.1*†	Consulting Agreement by and between the Company and Jason A. Amello, dated August 7, 2020.

10.2#
Amended and Restated Product Manufacture and Supply and Facility Construction Agreement between BioVectra, Inc. and Keryx Biopharmaceuticals, Inc., dated September 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 11, 2020).

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

AKEBIA THERAPEUTICS, INC.

Date: November 5, 2020	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer

Date: November 5, 2020	By:	/s/ David A. Spellman
David A. Spellman
Senior Vice President, Chief Financial Officer and Treasurer