Form 10-K
period 2020-12-31
Akebia Therapeutics, Inc.
filed 2021-02-25
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock on The Nasdaq Global Market on June 30, 2020, was $1,913,868,347.
The number of shares of registrant’s Common Stock outstanding as of February 19, 2021 was 153,502,435.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2021 Annual Meeting of Stockholders within 120 days after the end of the registrant’s fiscal year ended December 31, 2020. Portions of the proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that are being made pursuant to the provisions of the U.S. Private Securities Litigation Reform Act of 1995 with the intention of obtaining the benefits of the “safe harbor” provisions of that Act. All statements contained in this Annual Report on Form 10-K other than statements of historical fact are forward-looking statements. These forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “build,” “can,” “contemplate,” “continue,” “could,” “should,” “designed,” “estimate,” “project,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “strategy,” “seek,” “target,” “will,” “would,” and other words and terms of similar meaning, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, statements about:
•the potential therapeutic benefits, safety profile, and effectiveness of vadadustat;
•establishing vadadustat as a new oral standard of care for treatment of adult patients with anemia due to chronic kidney disease;
•the timing, investment and associated activities involved in continued commercialization of Auryxia® (ferric citrate), its growth opportunities and Akebia's ability to execute thereon;
•the potential indications, demand and market opportunity, potential and acceptance of Auryxia and vadadustat, if approved, including the size of eligible patient populations;
•the timing of or likelihood of regulatory filings and approvals, including labeling or other restrictions, such as the anticipated timing of filing a New Drug Application for vadadustat to the U.S. Food and Drug Administration or the E.U. Marketing Authorization Application to the European Medicines Agency, the potential approval of vadadustat and our outlook related thereto, and potential indications for vadadustat;
•the potential therapeutic applications of the hypoxia inducible factor pathway;
•our pipeline and portfolio, including its potential, and our related research and development activities;
•our competitive position, including estimates, developments and projections relating to our competitors and their products and product candidates, and our industry;
•our expectations with respect to (i) the ongoing anticipated financial impact and potential benefits to us related to our merger with Keryx Biopharmaceuticals, Inc. that was completed on December 12, 2018, (ii) integration of the businesses subsequent to the merger, and (iii) other matters related to the merger;
•our expectations, projections and estimates regarding our capital requirements, need for additional capital, financing our future cash needs, costs, expenses, revenues, capital resources, cash flows, financial performance, profitability, tax obligations, liquidity, growth, contractual obligations, the period of time our cash resources and collaboration funding will fund our current operating plan, our internal control over financial reporting and disclosure controls and procedures, and remediation of the material weakness we have identified in our internal control over financial reporting relating to our inventory process or any future deficiencies or material weaknesses in our internal controls and procedures;
•the direct or indirect impacts of the coronavirus 2 (SARS-CoV-2) pandemic on our business, operations and the markets and communities in which we and our partners, collaborators, vendors, and customers operate;
•our manufacturing, supply and quality matters and any recalls, write-downs, impairments or other related consequences or potential consequences;
•estimates, beliefs and judgments related to the valuation of intangible assets, goodwill, contingent consideration, debt and other assets and liabilities, including our impairment analysis and our methodology and assumptions regarding fair value measurements;
•the timing of the availability and disclosure of clinical trial data and results;
•our and our collaborators’ strategy, plans and expectations with respect to the development, manufacturing, supply, commercialization, launch, marketing and sale of Auryxia and vadadustat, if approved, and the associated timing thereof;
•the designs of our studies, and the type of information and data expected from our studies and the expected benefits thereof;
•our ability to maintain any marketing authorizations we currently hold or will obtain, including our marketing authorizations for Auryxia and our ability to complete post-marketing requirements with respect thereto;
•our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for Auryxia and vadadustat, if approved;
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
•expected ongoing reliance on third parties, including with respect to the development, manufacturing, supply and commercialization of Auryxia and vadadustat, if approved;
•accounting standards and estimates, their impact, and their expected timing of completion;
•estimated periods of performance of key contracts;
•our facilities, lease commitments, and future availability of facilities;
•cybersecurity;
•insurance coverage;
•management of our key personnel, including our management team, and our employees, including employee compensation, employee relations, and our ability to attract, train and retain high quality employees;
•the implementation of our business model, current operating plan, and strategic plans for our business, product candidates and technology, and business development opportunities including potential collaborations, alliances, mergers, acquisitions or licensing of assets; and
•the timing, outcome and impact of current and any future legal proceedings.
Any or all of these forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. These forward-looking statements involve risks and uncertainties, including those that are discussed below under the heading "Risk Factor Summary," and the risk factors detailed further in Part I, Item 1A. "Risk Factors" included in this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K and in our Securities and Exchange Commission reports filed after this report, that could cause our actual results, financial condition, performance or achievements to be materially different from those indicated in these forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason. Unless otherwise stated, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
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
AURYXIA®, AKEBIA Therapeutics®, VafseoTM and their associated logos are trademarks of Akebia and/or its affiliates. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. All website addresses given in this Annual Report on Form 10-K are for information only and are not intended to be an active link or to incorporate any website information into this document.

RISK FACTORS SUMMARY

Investing in our common stock involves numerous risks, including the risks summarized below and described in further detail in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects. These risks include, but are not limited to, the following:
•We have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses and cannot guarantee when, if ever, we will become profitable or attain positive cash flows;
•We will require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts;
•Our obligations in connection with the Loan Agreement with Pharmakon could adversely affect our financial condition and restrict our operations;
•Our Royalty Interest Acquisition Agreement with HealthCare Royalty Partners IV, L.P. contains various covenants and other provisions, which, if violated, could materially adversely affect our financial condition;
•Royalties from commercial sales of vadadustat under our Collaboration Agreement with Mitsubishi Tanabe Pharma Corporation will likely fluctuate and will impact our rights to receive future payments from our Royalty Interest Acquisition Agreement with HealthCare Royalty Partners IV, L.P.;
•Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product and product candidates on unfavorable terms to us;
•We may engage in strategic transactions to acquire assets, businesses, or rights to products, product candidates or technologies or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt, or cause us to incur significant expense;
•We may fail to realize the anticipated benefits of our merger with Keryx, those benefits may take longer to realize than expected, and we may encounter significant integration difficulties and liabilities, which may have a material adverse effect on our business and financial position;
•Our business has been and may continue to be, directly or indirectly, adversely affected by the COVID-19 pandemic;
•Our ability to successfully commercialize any approved product, including our ability to achieve their widespread market acceptance, is critical to the success of our business;
•If we are unable to maintain sales, marketing and distribution capabilities or to enter into additional agreements with third parties, we may not be successful in commercializing any approved product;
•If we are unable to obtain or maintain contracts with key distribution partners, our business could be materially harmed;
•We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, we do;
•The commercialization of Riona and VafseoTM in Japan and our current and potential future efforts with respect to the development and commercialization of our products and product candidates outside of the United States subject us to a variety of risks associated with international operations, which could materially adversely affect our business;
•In addition to Auryxia, we will continue to depend heavily on the success of our product candidate, vadadustat, which recently completed Phase 3 clinical development. Clinical drug development involves a lengthy and expensive process with an uncertain outcome. We will incur additional costs in connection with, and may experience delays in completing, or ultimately be unable to complete, the development and commercialization of vadadustat and any other product candidates;
•We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired;
•Auryxia, vadadustat or any other product and product candidate, including those that may be in-licensed or acquired, may cause undesirable side effects or have other properties that delay or limit their commercial potential, or in the case of vadadustat, prevent its marketing approval;
•We may not be successful in our efforts to identify, acquire, discover, develop and commercialize additional products or product candidates, which could impair our ability to grow;
•We may not be able to obtain marketing approval for, or successfully commercialize, vadadustat, or we may experience significant delays in doing so, any of which would materially harm our business;
•Products approved for marketing are subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, or product candidates, when and if any of them is approved;

•We are subject to a complex regulatory scheme that requires significant resources to ensure compliance. Failure to comply with applicable laws could subject us to government scrutiny or government enforcement, potentially resulting in costly investigations and/or fines or sanctions, or impacting our relationships with key regulatory agencies such as the U.S Food and Drug Administration, the U.S. Securities and Exchange Commission or the European Medicines Agency;
•Our relationships with healthcare providers, physicians and third party payors are subject to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security, and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings;
•If the licensor of certain intellectual property relating to Auryxia terminates, modifies or threatens to terminate existing contracts or relationships with us, our business may be materially harmed;
•We rely on third parties to conduct our clinical studies and certain of our preclinical studies for our product and product candidates. If they do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to optimize the commercialization of Auryxia or obtain marketing approval for or commercialize vadadustat or any other product candidates, and our business could be substantially harmed;
•We rely on third parties to conduct all aspects of our product manufacturing. The loss of these manufacturers, their failure to supply us on a timely basis, or their failure to successfully carry out their contractual duties or comply with regulatory requirements or guidance could cause delays in or disruptions to our supply chain and substantially harm our business;
•We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans;
•If we are unable to adequately protect our intellectual property, third parties may be able to use our intellectual property, which could adversely affect our ability to compete in the market;
•We may not be able to protect our intellectual property rights throughout the world;
•If we fail to attract, keep and motivate senior management and key personnel, we may be unable to successfully develop and commercialize any product candidates and approved product(s);
•Our employees, independent contractors, principal investigators, contract research organizations, contract manufacturing organizations, consultants and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading;
•We may encounter difficulties in managing our growth and expanding our operations successfully;
•Our stock price has been and may continue to be volatile, which could result in substantial losses for purchasers of our common stock and lawsuits against us and our officers and directors;
•We have identified a material weakness in our internal control over financial reporting relating to our inventory process. If we are not able to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting which would harm our business and the trading price of our common stock; and
•We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives and corporate governance practices.

PART I

Item 1. Business
Overview
We are a biopharmaceutical company with the purpose of bettering the life of each person impacted by kidney disease. Since our initial public offering in 2014, we have built a business focused on developing and commercializing innovative renal therapeutics that we believe serves as a foundation for future growth. As a leader in the kidney community, we remain committed to helping patients and others where we believe our current and future products have the ability to deliver value. Our portfolio includes a late-stage product candidate and a commercial product:

•Vadadustat is an investigational oral hypoxia-inducible factor prolyl hydroxylase inhibitor, or HIF-PHI, designed to mimic the physiologic effect of altitude on oxygen availability. At higher altitudes, the body responds to lower oxygen availability with stabilization of hypoxia-inducible factor, or HIF, which stimulates erythropoietin, or EPO, production and leads to red blood cell, or RBC, production and improved oxygen delivery to tissues. The significance of the HIF pathway was recognized by the 2019 Nobel Prize and the 2016 Albert Lasker Basic Medical Research Award, which honored the three physician-scientists who discovered the HIF pathway and elucidated this primary oxygen sensing mechanism that is essential for survival. We believe that, based on the HIF-PHI mechanism of action and clinical data to date, vadadustat has the potential to set a new oral standard of care for the treatment of anemia due to chronic kidney disease, or CKD.
We recently completed the global Phase 3 clinical development program for vadadustat, which included two separate programs, INNO2VATE and PRO2TECT. INNO2VATE evaluated vadadustat for the treatment of anemia due to CKD in adult patients on dialysis, or DD-CKD, and PRO2TECT evaluated vadadustat for the treatment of anemia due to CKD in adult patients not on dialysis, or NDD-CKD.
In May of 2020, we announced positive top-line results from our Phase 3 INNO2VATE program that showed vadadustat was non-inferior to darbepoetin alfa, an injectable erythropoiesis-stimulating agent, or ESA, with respect to hematological efficacy (change in hemoglobin concentration) and cardiovascular safety (assessed in a time to the first occurrence of a major adverse cardiovascular event (MACE) analysis, which is the composite of all-cause mortality, nonfatal myocardial infarction, or a nonfatal stroke) in treating anemia due to CKD in DD-CKD adult patients. In addition to meeting the primary endpoints of the INNO2VATE program, vadadustat met the key secondary hematological efficacy endpoint in each of the two studies in the program and also met the program's key secondary safety endpoints. The results of the INNO2VATE program were presented at American Society of Nephrology, or ASN, in October of 2020.

In September of 2020, we announced top-line results from our Phase 3 PRO2TECT program that showed vadadustat was non-inferior to darbepoetin alfa with respect to hematological efficacy in treating anemia due to CKD in NDD-CKD adult patients. While the PRO2TECT data showed that vadadustat achieved both the primary and key secondary hematological efficacy endpoints, it did not meet the program's primary cardiovascular safety (MACE) endpoint. These cardiovascular outcomes contrast with those reported within the INNO2VATE program, which evaluated vadadustat for the treatment of anemia due to CKD in DD-CKD adult patients. The results of the PRO2TECT program were presented at ASN in October of 2020. Simultaneous with the PRO2TECT ASN presentation, we presented additional analyses, conducted by Akebia, of data from the PRO2TECT program that revealed that the greater number of MACE events observed among vadadustat patients as compared to the active comparator was primarily related to an excess of non-cardiovascular death and death-of-unknown-cause in regions outside of the United States where significant differences in treatment patterns for NDD-CKD patients were observed.
We plan to proceed with the submission of a New Drug Application, or NDA, for vadadustat by the middle of the second quarter of 2021 for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients. We are also working in close collaboration with our collaboration partner, Otsuka Pharmaceutical Co. Ltd., to prepare a Marketing Authorization Application, or MAA, for vadadustat for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients for submission to the European Medicines Agency, or EMA, expected in 2021. However, as vadadustat did not meet the PRO2TECT program's primary safety endpoint, we are remaining cautious in our outlook for potential approval of vadadustat in NDD-CKD adult patients in the United States and Europe.
In June of 2020, we announced the first regulatory approval of vadadustat for the treatment of anemia due to CKD in DD-CKD and NDD-CKD adult patients in Japan. Our collaboration partner in Japan, Mitsubishi

Tanabe Pharma Corporation, or MTPC, commenced commercial sales of vadadustat in Japan under the trade name, VafseoTM, in August 2020.
In addition to anemia due to CKD, we believe that vadadustat has the potential to treat other serious or life-threatening conditions, including preventing and lessening the severity of acute respiratory distress syndrome, or ARDS, a complication of severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), or COVID-19, infection. More specifically, in July of 2020, we announced an investigator-sponsored clinical study by The University of Texas Health Science Center at Houston, or UTHealth, in Houston, Texas, evaluating the use of vadadustat as a potential therapy to prevent and lessen the severity of ARDS in up to 400 adult patients who have been hospitalized due to COVID-19. Within this randomized, double-blind, placebo-controlled study, patients will be dosed with vadadustat or a placebo starting within 24 hours of hospital admission and continuing for up to 14 days. This study is being conducted under a U.S. Food and Drug Administration, or FDA, Investigational New Drug application, or IND, with UTHealth as the study sponsor and is currently enrolling patients. In January of 2021, UTHealth announced that it had been awarded $5.1 million in funding from the U.S. Department of Defense, or DOD, to expand this clinical trial at its facilities.
•Auryxia® (ferric citrate) is approved and marketed in the United States for two indications: (1) the control of serum phosphorus levels in adult patients with DD-CKD, or the Hyperphosphatemia Indication, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with NDD-CKD, or the IDA Indication. Ferric citrate is also approved and marketed in Japan as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, under the trade name Riona (ferric citrate hydrate).
We plan to commercialize vadadustat, subject to FDA approval, in the United States with our existing nephrology-focused commercial organization, while also leveraging our collaboration with Otsuka Pharmaceutical Co. Ltd., or Otsuka, and its U.S. commercial organization. We granted Otsuka exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. We granted MTPC exclusive rights to commercialize vadadustat in Japan, where MTPC is currently commercializing vadadustat under the trade name, VafseoTM, and in certain other countries in Asia, subject to marketing approvals. We also granted Vifor (International) Ltd., or Vifor Pharma, an exclusive license to sell vadadustat solely to Fresenius Kidney Care Group LLC, or FKC, which manages approximately 40% of the dialysis patients in the United States, at its U.S. dialysis clinics, and to certain third party dialysis organizations in the United States, approved by us, or Third Party Dialysis Organizations, which account for up to an additional 20% of the dialysis market in the United States. The license granted to Vifor Pharma would be effective upon FDA approval of vadadustat in the DD-CKD indication, the earlier of a determination by the Centers for Medicare & Medicaid Services, or CMS, that vadadustat will be included in Medicare’s bundled reimbursement model or that vadadustat will be reimbursed using the Transitional Drug Add-On Payment Adjustment, or TDAPA, and a milestone payment by Vifor Pharma.
We market Auryxia in the United States with our well-established, nephrology-focused commercial organization. Our Japanese sublicensee, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona in Japan.
On December 12, 2018, we completed a merger, or the Merger, with Keryx Biopharmaceuticals, Inc., or Keryx, combining a nephrology-focused commercial organization with our robust development organization. Following the Merger, Keryx is our wholly owned subsidiary.
Strategy
Our mission and our culture are centered around the goal of improving the lives of people impacted by kidney disease through the discovery, development and commercialization of innovative therapeutics. Our strategy is to execute on the following initiatives, which we believe will create significant market opportunities for us:

•Prepare for the potential commercialization of vadadustat for the treatment of anemia due to CKD in the United States and Europe. We believe vadadustat has the potential to address limitations of injectable ESAs, and set a new oral standard of care for the treatment of anemia due to CKD, subject to regulatory approval. We plan to submit an NDA for vadadustat to the FDA by the middle of the second quarter of 2021. In addition, we and Otsuka are working in close collaboration to prepare an MAA for vadadustat for submission to the EMA in 2021. We believe we are well positioned to commercialize vadadustat in the United States with our nephrology-focused commercial team, our partnership with Otsuka, and our agreement with Vifor Pharma, subject to FDA approval. We plan to support Otsuka’s commercialization of vadadustat in Europe and certain other markets, subject to regulatory approvals. We retain full commercial rights to vadadustat in Latin America, allowing us maximum flexibility in the region.
•Support vadadustat (Vafseo) adoption and growth in Japan. We plan to continue to support MTPC’s commercialization of Vafseo in Japan. We also plan to support MTPC's commercialization efforts for vadadustat in certain other markets in Asia for which MTPC has commercialization rights, subject to regulatory approvals.
•Maximize the value of Auryxia, and leverage the product as a commercial foundation for vadadustat, in CKD. We aim to continue to use our nephrology-focused commercial organization to increase awareness, demand for and adoption of Auryxia for its approved indications with key stakeholders including nephrologists, third-party payors, dialysis organizations, patients and their families. In addition to bringing meaningful clinical benefits to patients, Auryxia provides strategic value to Akebia by allowing us to leverage our existing nephrology-focused commercial footprint and deepen key customer and prescriber relationships that we believe will be important for the future commercialization of vadadustat, if approved, and other potential future renal products.
•Advance vadadustat clinical development for additional therapeutic indications. In addition to our CKD program and the ARDS study, we plan to identify and initiate development planning for other programs where vadadustat may have therapeutic benefits.
•Expand our pipeline and portfolio of novel therapeutics. We aim to add to our pipeline and portfolio of novel therapeutics through internal discovery and development, and through strategic transactions, such as in-licenses, collaborations and acquisitions. In addition, given our expertise in research and development, we believe there may be opportunities to leverage these assets and establish mutually beneficial relationships with other companies that are looking to enter the renal market or attempting to develop renal therapeutics.
Our management team has extensive experience in developing and commercializing drugs for the treatment of renal and metabolic disorders, a deep understanding of the renal space and biological pathways involved in kidney disease including HIF biology and iron metabolism, and broad business development expertise. We believe we are well positioned to execute on our strategy.
Background on Kidney Disease
Kidney disease is an area of major unmet need globally, driving massive healthcare costs and with a generally poor prognosis: eventually many patients will progress to a stage where they are dependent on dialysis, with high morbidity and a significant increase in mortality rate.
Kidney disease can be caused by a number of distinct and concomitant factors, including cardiometabolic disorders (primarily diabetes and hypertension), genetic kidney diseases, autoimmune disorders, and aging. Given the prevalence and growth rates of these various underlying conditions, kidney disease prevalence is expected to continue to increase globally. In the United States, CKD significantly impacts the U.S. healthcare system, affecting about 37 million patients and costing Medicare over $120 billion annually in 2017 for treating Medicare beneficiaries with CKD of end-stage renal disease or end-stage kidney disease, or ESRD or ESKD. The U.S. Department of Health and Human Services has recognized this national pandemic and partnered with ASN to found the KidneyX Innovation Accelerator, a public-private partnership to improve the lives of the 850 million people worldwide currently affected by kidney diseases by accelerating innovation in the prevention, diagnosis and treatment of kidney diseases.
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

Stages and Prevalence of CKD in the United States

Stage	Description	GFR (mL/min/1.73m2)a	U.S. Prevalence Ratesb, c	Estimated Number of U.S. Patients (millions)d, e
1	Kidney damage with normal or increased GFR	≥90	4.6%	11.2
2	Kidney damage with mildly decreased GFR	60-89	3.0%	7.3
3	Moderately decreased GFR	30-59	6.7%	16.4
4	Severely decreased GFR	15-29	0.4%	1.0
5	Kidney failure (includes non dialysis, dialysis and transplant)	<15 (or dialysis)	0.3% (calculated)	0.7

Sources:
a.GFR categories defined in the August 2012 Kidney Disease Improving Global Outcomes Clinical Practice Guideline for Anemia in Chronic Kidney Disease, p. vii.
b.U.S. Prevalence Rates for Stages 1-4 based on averages of data from 2011-2012, 2013-2014, and 2015-2016, CDC CKD Surveillance System, National Health and Nutrition Examination Survey, or NHANES.
c.U.S. Prevalence Rate for Stage 5 is based on a calculation using estimated number of U.S. patients with ESRD from 2018 U.S. Renal Data System Annual Report, as set forth in this table, and U.S. population data for people 20 years and older from www.census.gov.
d.Estimated Number of U.S. Patients for Stages 1-4 based on the 2018 U.S. Prevalence rates, as set forth in this table, as applied by Akebia to U.S. population data for people 20 years and older from www.census.gov.
e.Estimated Number of U.S. End-Stage Renal Disease Patients from 2018 U.S. Renal Data System Annual Report.
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
Anemia, or low hemoglobin/red blood count, in patients with CKD most commonly arises from two etiologies:
1.Anemia due to CKD: results from inadequate levels of EPO, a protein hormone synthesized by specialized cells in the kidney that stimulates production of red blood cells in the bone marrow. As renal function declines, the body progressively loses the ability to produce endogenous EPO; and
2.IDA: results from low levels of iron due to abnormal iron absorption and utilization in patients with CKD.
The global Phase 3 clinical development program for vadadustat evaluated the efficacy and safety of vadadustat for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients.
IDA in adult patients with NDD-CKD is an FDA-approved indication for Auryxia. Hyperphosphatemia in DD-CKD patients is also an FDA-approved indication for Auryxia. Hyperphosphatemia is another condition associated with CKD that is characterized by elevated serum phosphorus levels and is also typically associated with a worsening of health including increased cardiovascular risk and increased mortality.

Market Opportunity for Vadadustat
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
When administered to a patient, injectable ESAs provide supraphysiological levels of exogenous EPO to stimulate production of RBCs. While injectable ESAs can be effective in raising hemoglobin levels, they have the potential to cause significant side effects, and need to be injected subcutaneously or intravenously. In particular, injectable ESAs may lead to thrombosis, stroke, myocardial infarction and death. Also, several randomized clinical trials have demonstrated that higher hemoglobin targets
(≥13.0 to 14.0 g/dL) with ESA use are associated with increased cardiovascular risk, leading to changes in regulatory and clinical practice guidance. While these safety concerns, which became evident starting in 2006, have led to a significant reduction in the use of injectable ESAs, injectable ESAs remain the current standard of care for both DD-CKD and NDD-CKD patients with anemia.
DD-CKD Market
We believe there is a significant opportunity for vadadustat to address limitations of injectable ESAs and set a new oral standard of care for the treatment of anemia due to CKD in DD-CKD adult patients, subject to approval. In addition to clinical data from our Phase 3 INNO2VATE program that showed vadadustat was non-inferior to darbepoetin alfa with respect to hematological efficacy (change in hemoglobin concentration) and cardiovascular safety (MACE) in DD-CKD adult patients, we believe the potential opportunity for vadadustat within the DD-CKD market is supported by a number of factors including vadadustat's convenient oral dosing and unique U.S. dialysis market dynamics.

According to the U.S. Renal Data System, or USRDS, 2020 Annual Data Report, there were approximately 556,000 patients in the United States on dialysis in 2018, of which 88% were on in-center hemodialysis and the remainder on home dialysis, which includes both peritoneal dialysis and home hemodialysis. Injectable ESAs are administered by dialysis center staff to approximately 90% of in-center hemodialysis patients and 75% of home dialysis patients. Although the significant majority of dialysis patients are cared for in-center, recently, several factors including the COVID-19 pandemic, changing patient preferences, government initiatives, and reimbursement changes are supporting a shift toward home dialysis. We believe as an oral therapeutic, vadadustat has potential to be a convenient treatment alternative to injectable ESAs not only for in-center dialysis patients, but also for the growing number of home dialysis patients and patients transitioning to home dialysis.
Given the concentration of dialysis clinics in large networks, with DaVita, Inc., or DaVita, and FKC accounting for a vast majority of the dialysis population in the United States, treatment is usually driven by medical protocols that are rolled out across the entire network of clinics. These protocols are informed by very large data sets and when updated, result in rapid change applicable to large segments of the patient population. This is particularly true of medications covered under the End Stage Renal Disease, or ESRD, Prospective Payment System, or PPS, in Medicare, or the ESRD Bundle, a payment structure with a flat base rate per dialysis session adjusted for individual patient and facility characteristics. Dialysis-related drugs are included in the ESRD Bundle if they fall into functional categories such as anemia management and bone and mineral metabolism, except that oral-only drugs are exempted from inclusion until 2025. In a final ESRD PPS rule published in November 2018, CMS confirmed that it will expand TDAPA to all new dialysis drugs approved by the FDA after January 1, 2020. The TDAPA will provide separate payment for new drugs for two years based on the drug’s Average Sales Price, or ASP, that will be in addition to the base rate in order to facilitate the adoption of innovative therapies. Although there are several details that need further clarification, including the process and timing associated with applying for and receiving codes to allow for reimbursement under TDAPA, which codes are assigned on a quarterly basis, the rule provides support for our assumption that new anemia treatments, including those in the HIF-PHI class, will be included in the ESRD Bundle and will be eligible for separate payment initially under TDAPA.
We believe these and other factors will help position vadadustat as a potential new oral standard of care for the treatment of anemia due to CKD in adult DD-CKD patients, upon approval.

NDD-CKD Market
Data from the USRDS 2015 Annual Data Report indicate that the collective injectable ESA treatment rate in NDD-CKD patients in the United States decreased by approximately half from 2009 to 2013. As a result of the safety concerns associated with ESAs, today, a high proportion of NDD-CKD patients with anemia are either not treated or inadequately treated despite having low hemoglobin levels. In contrast to treatment with ESAs, we believe vadadustat, subject to regulatory approval, has the potential to expand the number of NDD-CKD patients receiving treatment by offering an alternative oral treatment for anemia due to CKD.
Results from our Phase 3 PRO2TECT program showed vadadustat was non-inferior to darbepoetin alfa with respect to hematological efficacy in treating anemia due to CKD in NDD-CKD adult patients, meeting both the primary and key secondary hematological efficacy endpoints. However, it did not meet the program's primary cardiovascular safety (MACE) endpoint. We plan to pursue regulatory approval for vadadustat for the treatment of anemia due to CKD in NDD-CKD adult patients; however, as PRO2TECT did not meet the program's primary safety endpoint, we are remaining cautious in our outlook for potential approval of vadadustat as a treatment for anemia due to CKD in NDD-CKD adult patients.
Vadadustat Has the Potential to Set a New Oral Standard of Care
Below is a summary of the key clinical findings; further details are included below.
•Vadadustat stimulated endogenous EPO production. In two Phase 1 studies in normal healthy volunteers and one Phase 2 study in CKD patients, vadadustat increased serum EPO levels in a dose-dependent manner. Pre-dose EPO levels returned to baseline levels prior to subsequent daily dose. In these studies, vadadustat stimulated endogenous EPO production while avoiding supraphysiologic EPO levels.
•Vadadustat significantly increased and maintained hemoglobin levels. Our global Phase 3 program and Phase 2 studies in CKD patients with anemia demonstrated that vadadustat significantly increased and/or maintained hemoglobin levels. In addition, our partner, MTPC’s, Phase 3 studies in Japanese NDD-CKD and DD-CKD patients with anemia due to CKD further demonstrated the durability of vadadustat with data that showed that vadadustat’s effect on hemoglobin was sustained through to 52 weeks comparable to the control arm, darbepoetin alfa.
•Vadadustat was dosed orally once daily and three times weekly. Our Phase 2 studies showed that vadadustat can be orally dosed once daily in NDD-CKD patients with up to 20 weeks of dosing. In addition, our Phase 2 clinical study in DD-CKD patients demonstrated that in patients who remained on therapy, once daily oral dosing of vadadustat maintained stable hemoglobin levels in patients converting from injectable ESA therapy over 16 weeks. This study also showed the potential for three-times weekly dosing of vadadustat in DD-CKD. We are conducting and plan to conduct additional larger studies of vadadustat evaluating a modified approach to once-daily and three-times weekly dosing.
•Vadadustat resulted in favorable changes in iron parameters. In three Phase 2 clinical studies, treatment with vadadustat was associated with decreases in ferritin and hepcidin and increases in total iron binding capacity. These changes are consistent with improved iron mobilization and utilization for erythropoiesis in NDD-CKD and DD-CKD patients.
Based on this and other data, we believe vadadustat has the potential to be a treatment for anemia due to CKD by:
•stimulating erythropoiesis and avoiding supraphysiologic EPO levels;
•increasing hemoglobin in a predictable and controlled manner;
•minimizing hemoglobin excursions; and,
•providing convenient oral dosing.
Vadadustat Clinical Development Program
We believe vadadustat has the potential to set a new oral standard of care for the treatment of anemia due to CKD, subject to regulatory approval. Below is a summary of the clinical development work undertaken for vadadustat.
Recently Completed Vadadustat Global Phase 3 Clinical Program in Anemia Due To CKD
We conducted a global Phase 3 clinical development program for vadadustat, which included two programs, INNO2VATE and PRO2TECT. INNO2VATE evaluated vadadustat in adult DD-CKD patients with anemia due to CKD in two studies, and PRO2TECT evaluated vadadustat in adult NDD-CKD patients with anemia due to CKD in two studies. Combined, we enrolled approximately 7,500 patients in these studies and evaluated once daily oral dosing of vadadustat against an injectable ESA active comparator, darbepoetin alfa.

Both the INNO2VATE and PRO2TECT Phase 3 programs were global, multicenter, open-label, sponsor-blind, active-controlled non-inferiority programs. In both programs, patients were randomized 1:1 to receive either oral vadadustat or injectable darbepoetin alfa. The primary efficacy endpoint for each study in the INNO2VATE and PRO2TECT programs was the mean change in hemoglobin between baseline and the primary evaluation period. Non-inferiority, or NI, for the primary efficacy endpoint was achieved if the lower bound of the 95% confidence interval for the between-group difference of the mean hemoglobin change did not fall below the pre-specified NI margin. Both the INNO2VATE and PRO2TECT programs included the primary safety endpoint of the assessment of MACE, with a comparison of vadadustat to darbepoetin alfa. MACE is defined as the composite endpoint of all-cause mortality, non-fatal myocardial infarction, or non-fatal stroke. The primary safety analysis for each program was based on the combined MACE events from the two studies in each of INNO2VATE and PRO2TECT. NI for the primary safety analysis was achieved if the upper bound of the 95% confidence interval for the hazard ratio of vadadustat to darbepoetin alfa did not exceed the pre-specified NI margin. We prospectively defined and agreed to non-inferiority margins with the United States and European regulatory authorities and agreed with the United States regulatory authorities on the key components of our statistical analysis plan.
Top-line Results from Global Phase 3 INNO2VATE Program within DD-CKD Adult Patients
The two INNO2VATE studies (Correction/Conversion and Conversion), which collectively enrolled 3,923 patients, evaluated the efficacy and safety of vadadustat versus darbepoetin alfa for the treatment of anemia due to CKD in DD-CKD adult patients.

Vadadustat achieved the primary and key secondary efficacy endpoint in each of the two INNO2VATE studies, demonstrating non-inferiority to darbepoetin alfa as measured by a mean change in hemoglobin, or Hb, between baseline and the primary evaluation period (weeks 24 to 36) and secondary evaluation period (weeks 40 to 52). Vadadustat also achieved the primary safety endpoint of the INNO2VATE program, defined as non-inferiority of vadadustat versus darbepoetin alfa in time to first occurrence of MACE across both INNO2VATE studies.

Primary and Key Secondary Efficacy Endpoint Results
Vadadustat achieved each of the INNO2VATE studies’ primary efficacy endpoints of mean change in Hb between baseline and the primary evaluation period compared to darbepoetin alfa, in DD-CKD adult patients, demonstrating non-inferiority to darbepoetin alfa based on using a non-inferiority margin of -0.75 g/dL.

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

INNO2VATE results on key secondary safety endpoints showed that vadadustat also demonstrated non-inferiority to darbepoetin alfa in analyses of expanded MACE, cardiovascular MACE, cardiovascular mortality, and all-cause mortality.

Top-line Results from Global Phase 3 PRO2TECT Program within NDD-CKD Adult Patients
The two PRO2TECT studies (Correction and Conversion), which collectively enrolled 3,476 patients, evaluated the efficacy and safety of vadadustat for the treatment of anemia due to CKD in NDD-CKD adult patients.

Vadadustat achieved the primary and key secondary efficacy endpoint in each of the two PRO2TECT studies, demonstrating non-inferiority to darbepoetin alfa as measured by a mean change in Hb between baseline and the primary evaluation period (weeks 24 to 36) and secondary evaluation period (weeks 40 to 52). Vadadustat did not meet the primary safety endpoint of the PRO2TECT program, defined as non-inferiority of vadadustat versus darbepoetin alfa in time to first occurrence of MACE, across both PRO2TECT studies.

Primary and Key Secondary Efficacy Endpoint Results
Vadadustat achieved each of the PRO2TECT studies' primary efficacy endpoints of mean change in Hb between baseline and the primary evaluation period compared to darbepoetin alfa, in adult patients on dialysis, demonstrating non-inferiority to darbepoetin alfa using an NI margin of -0.75 g/dL.

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

Analysis of MACE events conducted by Akebia in the PRO2TECT program revealed that the greater number of MACE events observed among vadadustat patients as compared to the active comparator was primarily related to an excess of non-cardiovascular death and death-of-unknown-cause in regions outside of the United States where significant differences in treatment patterns for NDD-CKD patients were observed.

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

In October 2020, we announced that based on these analyses and the totality of the data from our Phase 3 program, we plan to pursue regulatory approval in the United States for vadadustat for the treatment of anemia in adult NDD-CKD patients. However, as vadadustat did not meet the PRO2TECT program's primary safety endpoint, we are remaining cautious in our outlook for potential approval of vadadustat in adult NDD-CKD patients and we look forward to working with the FDA in their review of these data.

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
We are also conducting and plan to conduct additional studies of vadadustat evaluating a modified approach to once-daily and three-times weekly dosing, including assessment of a vadadustat starting dose based on an individual’s pre-conversion ESA dose prior to study entry and higher titration doses of vadadustat (600 mg and 900 mg). We believe data from these and other studies could support registration of the modified approach to once daily dosing and supplemental registration of three times weekly dosing, and further strengthen our potential commercial position if vadadustat is approved for marketing.
Hepatic Safety Profile of Vadadustat in Clinical Studies
Following the completion of our global Phase 3 clinical program for vadadustat, there was a review of hepatic safety across the vadadustat clinical program, which includes 8 completed Phase 2 and 3 studies in NDD-CKD patients, 10 completed Phase 1, 2, and 3 studies, and 1 ongoing Phase 3b study in subjects with DD-CKD patients, and 18 completed studies in healthy subjects (17 Phase 1 and one Phase 3). The review of hepatic safety included a blinded assessment of all hepatic events in the studies by a panel of hepatic experts and analysis by an independent hepatic expert and our team. Based on this review, we concluded that the data across the clinical program showed that the overall hepatic safety profiles of vadadustat and darbepoetin alfa appear to be similar. In addition, we concluded that there were no events across the clinical program that met the biochemical criteria for Hy’s Law. More specifically, we concluded that the case of drug induced liver injury from our Phase 2b study of vadadustat in non-dialysis patients with anemia due to CKD that we previously reported as Hy’s Law did not, in fact, meet the biochemical criteria of Hy’s Law. Our conclusion on this case will be reflected in our NDA for vadadustat.
Other Studies of Vadadustat
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
Commercialization
We are in the process of supporting MTPC's commercial launch of vadadustat in Japan, preparing for a potential commercial launch of vadadustat in the United States and supporting potential commercial launches of vadadustat in certain other markets. Our ability to launch vadadustat in the United States is dependent on the successful filing and defense of an NDA, and approval by the FDA.
We plan to commercialize vadadustat, subject to FDA approval, in the United States with our well-established, nephrology-focused commercial organization, while leveraging our collaboration with Otsuka and its U.S. nephrology commercial organization. We granted Otsuka exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. We granted MTPC exclusive rights to commercialize vadadustat in Japan, where MTPC commenced commercial sales of vadadustat under the trade name, VafseoTM, in August 2020, and in certain other countries in Asia, subject to marketing approvals. In addition, we granted Vifor Pharma an exclusive license to sell vadadustat to FKC and Third Party Dialysis Organizations, which combined manage up to approximately 60% of the dialysis patients in the United States, which would be effective upon FDA approval of vadadustat, the earlier of vadadustat’s reimbursement under a bundled reimbursement model or using the TDAPA, and a milestone payment by Vifor Pharma. During the term of the license agreement, Vifor Pharma is not permitted to sell any HIF product that competes with vadadustat in the United States to FKC or its affiliates or to any Third Party Dialysis Organization, and we may not directly supply vadadustat to FKC or any other affiliate of Fresenius Medical Care North America, or FMCNA, or any Third Party Dialysis Organization. For more information about our license, collaboration and strategic agreements relating to vadadustat, see Part I, Item 1. Business – License, Collaboration and Other Strategic Agreements – Vadadustat.
We entered into a letter agreement on February 14, 2020, or the Letter Agreement, with Vifor Pharma, relating to Vifor Pharma’s agreement with a third party to purchase a Priority Review Voucher, or the PRV, issued by the FDA subject to satisfaction of customary closing conditions, or the PRV Purchase. A PRV entitles the holder to priority review of an NDA, or a Biologics License Application for a new drug, which reduces the target FDA review time to six months after official acceptance of the submission, and could lead to expedited approval. Pursuant to the Letter Agreement, we paid Vifor Pharma $10.0 million in connection with the closing of the PRV Purchase. Vifor Pharma is obligated to retain all rights to, and maintain the validity of, the PRV until we and Vifor Pharma (a) enter into a definitive agreement setting forth the financial and other terms by which Vifor Pharma will assign the PRV to us for use with our planned NDA for vadadustat for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients, or (b) make a mutual decision to sell the PRV and share the proceeds based on certain terms.
Our Commercial Product: Auryxia
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
In January 2014, our Japanese sublicensee, JT, received approval from the Japanese Ministry of Health, Labour and Welfare to market ferric citrate hydrate in Japan under the trade name Riona as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and was commercially launched in Japan shortly thereafter. In July 2019, JT, and its subsidiary, Torii, reported positive top-line results from a pivotal Phase 3 comparative study evaluating Riona for the treatment of IDA in adult patients in Japan. In May 2020, JT and Torii filed an application for approval of IDA as an additional indication for Riona in Japan.
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

We have licensed and sublicensed certain intellectual property rights covering Auryxia from Panion & BF Biotech, Inc., or Panion. For more information regarding our intellectual property rights to Auryxia and our license agreement with Panion see Part I, Item 1. Business – Intellectual Property – Auryxia and Part I, Item 1. Business - License, Collaboration and Other Strategic Agreements – License Agreement with Panion & BF Biotech, Inc. We have received Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet), with the first having been received on October 31, 2018. We have filed certain complaints for patent infringement relating to such ANDAs, and have entered into settlement and license agreements with three such ANDA filers. See Part I, Item 3. Legal Proceedings for further information relating to the ANDAs, lawsuits and settlements.
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
Phosphate binders are the only interventions marketed for the treatment of hyperphosphatemia. According to the USRDS 2020 Annual Data Report, there were approximately 556,000 adult patients in the United States with DD-CKD in 2018, of which approximately 80% were treated with a phosphate binder. Phosphate binders need to be taken with meals and snacks, and it is not uncommon for DD-CKD patients to be prescribed as many as 12 or more phosphate binder pills per day, among other medications. Patients taking phosphate binders also experience gastrointestinal tolerability issues. As a result of the pill burden and tolerability issues associated phosphate binders, prescribed phosphate binders are often intolerable for many patients, leading to lack of treatment adherence and compliance.
In addition, in 2018 approximately 42% of patients treated with a phosphate binder were treated solely with a calcium-based binder, which can lead to side effects such as increased cardiovascular risk, hypercalcemia and gastrointestinal-related adverse events. Due to the risks associated with calcium-based binders, in 2017 Kidney Disease: Improving Global Outcomes, or KDIGO, recommended that clinicians limit the use of calcium-based binders.
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
Auryxia, as an oral drug, is covered by Medicare only under Part D. We have gained broad access for Auryxia in the United States in both Medicare Part D and commercial channels. Auryxia is currently covered for the Hyperphosphatemia Indication in nine of the ten largest Medicare Part D plans, which provide coverage for approximately 35.8 million people, and the ten largest commercial plans and pharmacy benefit managers in the United States, which provide coverage for approximately 131.0 million people. In September 2018, the Centers for Medicare & Medicaid Services, or CMS, decided that Auryxia would no longer be covered by Medicare for the IDA Indication. While this decision does not impact CMS coverage of the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use in the Hyperphosphatemia Indication. On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts against CMS and the U.S. Department of Health and Human Services challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the IDA Indication and imposing a prior authorization requirement for Auryxia in the Hyperphosphatemia Indication, or the CMS Decision. See Part I, Item 3. Legal Proceedings for further information. While we believe that the vast majority of the Medicare prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Medicare with prior authorization, the CMS Decision has had and will continue to have an adverse impact on the sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication.
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
We have established relationships with several CMOs under which the CMOs manufacture preclinical, clinical and commercial supply of vadadustat drug substance and drug product, and clinical and commercial supply of Auryxia drug substance and drug product. All clinical and commercial supplies are manufactured under current Good Manufacturing Practices, or cGMPs, which is a regulatory standard for the production of pharmaceuticals that will be used in humans.
Vadadustat
We currently have redundant supply arrangements in place for the preclinical, clinical and commercial supply of vadadustat. We have entered into supply agreements with Esteve Química, S.A. and STA Pharmaceutical Hong Kong Limited, or STA, for the manufacture of vadadustat drug substance for commercial use and Patheon Inc. and STA for the manufacture of vadadustat drug product for commercial use. We plan to mitigate potential commercial supply risks for vadadustat, if any, through inventory management and additional redundant manufacturing arrangements for both drug substance and drug product; however, the timing of such arrangements is uncertain and may occur following the launch of vadadustat, if approved.
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
Auryxia
We have established CMO relationships for the supply of Auryxia to help ensure that we will have sufficient material for ongoing commercial sales and clinical trials. The drug substance for Auryxia is supplied by Siegfried Evionnaz SA (two approved sites) and BioVectra Inc. (one approved site), pursuant to supply agreements with pricing structured on a per-kilogram basis. Consistent with our previously disclosed plans to lower the cost of goods sold for Auryxia, BioVectra and Keryx entered into an Amended and Restated Product Manufacture and Supply and Facility Construction Agreement on

September 4, 2020. Auryxia drug product is supplied by Patheon Manufacturing Services LLC (Thermo Fisher) (three approved sites) pursuant to a Master Manufacturing Service Agreement with per-bottle pricing structured on a tiered basis, with the price reduced as the product volume increases. These agreements require that we satisfy certain minimum purchase requirements, but we are not obligated to use them as our sole suppliers. For more information about our manufacturing agreements for Auryxia, see Part II, Item 7. Management’s Discussion and Analysis and Note 16 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data.
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
License, Collaboration and Other Strategic Agreements
Vadadustat
U.S. Collaboration with Otsuka Pharmaceutical Co. Ltd.
On December 18, 2016, we entered into a collaboration and license agreement with Otsuka, or the Otsuka U.S. Agreement, pursuant to which we agreed to co-exclusively collaborate with Otsuka with respect to the development and commercialization of vadadustat in the United States, subject to the approval of vadadustat by the FDA. We continue to lead the ongoing global Phase 3 development program for vadadustat, for which we reported top-line data for INNO2VATE and PRO2TECT in the second and third quarters of 2020, respectively. We and Otsuka will co-commercialize vadadustat in the United States, subject to the approval of vadadustat by the FDA.
Under the terms of the Otsuka U.S. Agreement, Otsuka paid us an upfront payment of $125.0 million and we expect Otsuka to provide additional funding of $352.8 million or more, depending on the actual costs incurred, toward the vadadustat global Phase 3 development program. Due to the costs incurred in completing the activities under the current global development plan exceeding a certain threshold in the second quarter of 2019, we elected to require Otsuka to increase the aggregate percentage of current global development costs it funds under the Otsuka U.S. Agreement and the Otsuka International Agreement, as defined below, from 52.5% to 80%, or the Otsuka Funding Option. The additional funding expected to result from having exercised the Otsuka Funding Option, or the Additional Funding, is fully creditable against future payments due to us under the arrangement, provided that future payments due to us may not be reduced by more than 50% in any calendar year and any remaining creditable amount above 50% in any calendar year will be applied to subsequent future payments until fully credited. We are eligible to receive from Otsuka up to $65.0 million in regulatory milestones and up to $575.0 million in specified commercial milestones.
The Otsuka U.S. Agreement establishes a profit share for the commercialization of vadadustat in the United States. The parties will equally share all net sales of vadadustat in the United States, if approved, and generally each party will bear half of all costs in the United States, including medical affairs, commercialization and manufacturing costs.
Under the Otsuka U.S. Agreement, we and Otsuka will jointly conduct all medical affairs and commercialization activities pursuant to plans agreed by the parties. We will remain responsible for manufacturing vadadustat. Additionally, the parties agreed not to promote, market or sell any competing product in the territory covered by the agreement.
International Collaboration with Otsuka Pharmaceutical Co. Ltd.
On April 25, 2017, we entered into a collaboration and license agreement with Otsuka, or the Otsuka International Agreement, pursuant to which we granted Otsuka an exclusive license for the development and commercialization of vadadustat in certain territory outside the United States. The territory covered by the Otsuka International Agreement includes the European Union, Russia, China, Australia, Canada, the Middle East and certain other countries, or the Otsuka International Territory, but excludes Latin America and previously licensed jurisdictions. Under the Otsuka International Agreement, Otsuka is responsible for certain development activities and commercializing vadadustat in the Otsuka International Territory, while we lead the ongoing global Phase 3 development program, for which we reported top-line data for INNO2VATE and PRO2TECT in the second and third quarters of 2020, respectively. Otsuka will fund a significant percentage of the costs of such global development program regardless of the total actual costs ultimately incurred. We and Otsuka have final decision-making authority with respect to certain matters. Additionally, the parties agreed not to promote, market or sell any competing product in the territory covered by the agreement.
Under the terms of the Otsuka International Agreement, we expect Otsuka to pay us at least $299.4 million, comprised of $73.0 million that was paid upon execution of the Otsuka International Agreement and $226.4 million or more, depending on actual costs incurred, of development funding. In addition, we are eligible to receive from Otsuka up to $52.0 million in regulatory milestones and up to $525.0 million in commercial milestones. Otsuka also agreed to make tiered, escalating royalty payments ranging from low double digits up to thirty percent of net sales of vadadustat within the Otsuka International Territory. In limited circumstances, upper tier royalties may be subject to reduction if the supply price charged by us to Otsuka for vadadustat exceeds certain agreed upon thresholds, and royalty payments may also be reduced if a generic product is launched, on a country-by-country basis. Otsuka may elect to conduct additional studies of vadadustat in the European Union, subject to our right to delay such studies based on our objectives outside the Otsuka International Territory. Otsuka will pay a percentage of the costs of any such studies, and we will pay its portion of the costs in the form of a credit against future amounts due to us under the Otsuka International Agreement.
Collaboration with Mitsubishi Tanabe Pharma Corporation
On December 11, 2015, we entered into a collaboration agreement with MTPC, or the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to vadadustat in Japan and certain other Asian countries, or the MTPC Territory. In addition, we will supply vadadustat for both clinical and commercial use in the MTPC Territory, subject to MTPC’s option to manufacture commercial drug product in the MTPC Territory. On July 15, 2020, we entered into a supply agreement with MTPC for the commercial supply of vadadustat for use in Japan and certain other Asian countries, as contemplated by the MTPC Agreement.
We and MTPC agreed that, instead of including Japanese patients in our global Phase 3 program for vadadustat, MTPC would be the sponsor of a Phase 3 program for vadadustat in Japan. MTPC reported top-line data for the two Phase 3 pivotal trials and data from the two supportive Phase 3 studies in March 2019 and 52-week data for the two Phase 3 pivotal trials in November 2019. In June 2020, vadadustat was approved in Japan for the treatment of anemia due to CKD by the Ministry of Health, Labor and Welfare. In August 2020, MTPC launched vadadustat commercially in Japan under the trade name, VafseoTM, as a treatment of anemia due to CKD for adult patients on dialysis and not on dialysis.
Under the terms of the MTPC Agreement, MTPC will make payments to us of up to $225.0 million in the aggregate based on the achievement of certain development, regulatory and sales milestones, as well as tiered royalty payments ranging from 13% to 20% on annual net sales of vadadustat in the MTPC Territory, subject to reduction upon launch of a generic product on a country-by-country basis. MTPC is responsible for the costs of the Phase 3 program for vadadustat in Japan and other studies required in Japan and made no funding payments for our global Phase 3 program. Additionally, the development costs of approximately $20.5 million for our Phase 2 studies in Japan were reimbursed to us by MTPC. For information on our royalty interest acquisition agreement with HealthCare Royalty Partners IV, L.P. with respect to royalties and sales milestones under the MTPC Agreement, see Part II, Item 9B. Other Information.
Vifor Pharma License Agreement
On May 12, 2017, we entered into a License Agreement with Vifor Pharma, or the Vifor Agreement. On April 8, 2019, we entered into an Amended and Restated License Agreement with Vifor Pharma, or the Vifor Amended Agreement, which amends and restates in full the Vifor Agreement, pursuant to which we granted Vifor Pharma an exclusive license to sell vadadustat to FKC, an affiliate of Fresenius Medical Care North America, and to Third Party Dialysis Organizations, in the United States, which would be effective upon the approval of vadadustat for DD-CKD patients by the FDA, inclusion of vadadustat in a bundled reimbursement model or that vadadustat will be reimbursed using the TDAPA, and payment by Vifor Pharma of a $25.0 million milestone upon the occurrence of these two events. The Vifor Agreement is structured as a profit share arrangement between us and Vifor Pharma in which we will receive a majority of the profit from Vifor Pharma’s sales of vadadustat to FKC and to Third Party Dialysis Organizations in the United States. We will share the milestone payment and the revenue from the profit share with Otsuka pursuant to the Otsuka U.S. Agreement. We retain all rights to commercialize vadadustat for use in the NDD-CKD market and in other dialysis organizations in the United States, which will be done in collaboration with Otsuka if vadadustat is approved by the FDA.

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
Janssen Pharmaceutica NV Research and License Agreement
On February 9, 2017, we entered into a Research and License Agreement, the Janssen Agreement, with Janssen Pharmaceutica NV, or Janssen, a subsidiary of Johnson & Johnson, pursuant to which Janssen granted us an exclusive license under certain intellectual property rights to develop and commercialize worldwide certain HIF prolyl hydroxylase targeted compounds.
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
Under the terms of the Janssen Agreement, we paid an upfront payment of $1.0 million in cash to Janssen and issued a warrant to purchase 509,611 shares of our common stock. In addition, Janssen could be eligible to receive up to an aggregate of $16.5 million from us in specified development milestone payments on a product-by-product basis. Janssen will also be eligible to receive up to $215.0 million from us in specified commercial milestones as well as tiered, escalating royalties ranging from a low to mid-single digit percentage of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory.
Unless earlier terminated, the Janssen Agreement will expire on a product-by-product and country-by-country basis upon the expiration of the last royalty term, which ends upon the longer of the expiration of the patents licensed under the Janssen Agreement, the expiration of regulatory exclusivity for such product, or 10 years from first commercial sale of such product. We may terminate the Janssen Agreement in its entirety or only with respect to a particular licensed compound or product upon 180 days’ prior written notice to Janssen. The parties also have customary termination rights, subject to a cure period, in the event of the other party’s material breach of the Janssen Agreement or in the event of certain additional circumstances.
As discussed above, we issued a Common Stock Purchase Warrant, or the Warrant, to Johnson & Johnson Innovation – JJDC, Inc., or JJDC, an affiliate of Janssen, for 509,611 shares of our common stock at an exercise price of $9.81 per share. The Warrant is exercisable by JJDC, in whole or in part, at any time prior to February 9, 2022. The Warrant and the shares issuable upon exercise of the Warrant will be sold and issued without registration under the Securities Act of 1933, as amended, or the Securities Act. We recorded the fair value of the Warrant in the amount of $3.4 million to additional paid-in capital and research and development expense in March 2017.
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
On April 17, 2019, we and Panion entered into a second amended and restated license agreement, or the Panion Amended License Agreement, which amends and restates in full the Panion License Agreement, effective as of April 17, 2019. The Panion Amended License Agreement provides Keryx with an exclusive license under Panion-owned know-how and patents covering the rights to sublicense, develop, make, use, sell, offer for sale, import and export ferric citrate worldwide, excluding the Licensor Territory. The Panion Amended License Agreement also provides Panion with an exclusive license under Keryx-owned patents covering the rights to sublicense (with our written consent), develop, make, use, sell, offer for sale, import and export ferric citrate in certain countries in the Licensor Territory. Consistent with the Panion License Agreement, under the Panion Amended License Agreement, Panion is eligible to receive from us or any sublicensee royalty payments based on a mid-

single digit percentage of sales of ferric citrate in our licensed territories. We are eligible to receive from Panion or any sublicensee royalty payments based on a mid-single digit percentage of net sales of ferric citrate in Panion’s licensed territories.
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
During the year-ended December 31, 2020, Panion earned $11.2 million in royalty payments relating to the sales of Auryxia in the United States and JT and Torii net sales of Riona in Japan, as we are required to pay a mid-single digit percent of sublicense income to Panion under the terms of the license agreement, excluding any income under the JT and Torii sublicense.
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
In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate hydrate, which launched in May 2014 and is being marketed in Japan by Torii under the brand name Riona, is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including NDD-CKD and DD-CKD. In July 2019, JT and Torii, reported positive top-line results from a pivotal Phase 3 comparative study evaluating Riona for the treatment of IDA in adult patients in Japan. In May 2020, JT and Torii filed an application for approval of IDA as an additional indication for Riona in Japan. Under the terms of the Revised Agreement with JT and Torii, we are eligible to receive royalty payments based on a tiered double-digit percentage of net sales of Riona in Japan escalating up to the mid-teens, subject to certain reductions upon expiration or termination of the Panion Amended License Agreement, and may also receive up to an additional $55.0 million upon the achievement of certain annual net sales milestones. In accordance with our revenue recognition policy, royalty revenues are recognized in the quarter that JT and Torii provide their written report and related information to us regarding sales of Riona, which generally will be one quarter following the quarter in which the underlying sales by JT and Torii occurred. We recorded $5.7 million in license revenue related to royalties earned on net sales of Riona in Japan during the twelve months ended December 31, 2020. We record the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of ferric citrate, in the same period as the royalty revenue from JT and Torii is recorded.
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
Vadadustat Patent Portfolio
We hold 12 issued patents covering the composition of matter, polymorph, method of treating anemia, pharmaceutical compositions of vadadustat, and processes for manufacturing vadadustat in the United States and additional patents issued or pending in many other major jurisdictions worldwide, including Europe, Japan, China, South Korea, Brazil, Mexico, Russia, Israel and India. The expected expiration dates for these patents are between 2027 and 2034 plus any extensions or adjustments of term available under national law.
We also hold patents and patent applications directed to starting materials and intermediates in the processes for manufacturing vadadustat, dosing regimens, formulations, and various other aspects relating to the treatment of anemia using vadadustat that are expected to expire between 2032 and 2042 exclusive of possible patent term extensions or adjustments.
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
We have received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA requesting approval for generic versions of Auryxia tablets (210 mg ferric iron per tablet), have filed certain complaints for patent infringement relating to such ANDAs, and have entered into settlement and license agreements with three ANDA filers. See Part II, Item 3. Legal Proceedings for further information relating to these matters.
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

For patents that might expire before a determination regarding patent term extension, the patent owner or its agent may request an interim patent term extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. We have filed for and received interim patent term extension in accordance with 35 U.S.C. § 156(e)(2) for U.S. Patent No. 5,753,706, which currently has an expiration date of February 3, 2022.
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
Vadadustat
If vadadustat is approved and launched commercially, competing branded drugs may include EPOGEN® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the United States and Europe, respectively, and Mircera® (methoxy PEG-epoetin beta), commercialized by Vifor Pharma in the United States and Roche Holding Ltd. outside the United States. We may also face competition from potential new anemia therapies. There are several other HIF-PHI product candidates in various stages of active development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by such companies as FibroGen, Inc., or FibroGen, Japan Tobacco International, GlaxoSmithKline plc and Bayer HealthCare AG. FibroGen, together with its collaboration partners, Astellas Pharma Inc. and AstraZeneca PLC, is currently in global Phase 3 clinical development of its HIF-PHI product candidate, roxadustat. In Japan, roxadustat has launched for the treatment of anemia due to CKD in patients on dialysis, or DD-CKD. In November 2020, Astellas and Fibrogen announced the approval of roxadustat for NDD-CKD patients in Japan. In China, roxadustat has launched for the treatment of anemia of DD-CKD and for the treatment of anemia due to CKD in patients not on dialysis, or NDD-CKD. FibroGen announced that the FDA has set a Prescription Drug User Fee Act, or PDUFA, date of March 20, 2021 for its NDA for roxadustat for both DD-CKD and NDD-CKD. In Japan, roxadustat, daprodustat and enarodustat are approved for treatment of anemia due to CKD. In addition, Bayer HealthCare AG has submitted an NDA for its product candidate for the treatment of renal anemia in Japan. Furthermore, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce injectable ESA utilization and thus limit the market potential for vadadustat if they are approved and launched commercially.

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
An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:
•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations and consistent with International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use, or ICH, requirements;
•submission to the FDA of an IND, which must be reviewed and active by the FDA before human clinical trials may begin;
•approval by an independent local or central institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed product candidate for each indication;
•preparation and submission to the FDA of an NDA requesting marketing for one or more proposed indications;
•review of the product candidate by an FDA advisory committee, where appropriate or if applicable;

•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product candidate, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product candidate’s identity, strength, quality and purity;
•satisfactory completion of FDA audits of clinical trial sites and records to assure compliance with GCPs and good practices, or GxPs, the integrity of the clinical data and that adequate controls and oversight are in place regarding manufacturing, clinical trials, pharmacovigilance, safety, data management, vendor oversight, collection and reporting of serious adverse events and other activities;
•payment of user fees and securing FDA approval of an NDA; and
•compliance with any post-approval requirements and/or commitments, including the potential requirement to implement a risk evaluation and mitigation strategy, or REMS, and potentially post-market requirement, or PMR, and post-market commitment, or PMC, studies.
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
In addition to the foregoing requirements related to the IND submission, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the trial at least annually. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to study patients. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.
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
Human Clinical Trials in Support of an NDA
Clinical trials involve the administration of the investigational product to human patients under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research patients provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.
Human clinical trials are typically conducted in four sequential phases, which may overlap or be combined:
•Phase 1. The product candidate is initially introduced into a small number of healthy human patients or, in certain indications such as cancer, patients with the target disease or condition (e.g., cancer) and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.
•Phase 2. The product candidate is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•Phase 3. These clinical trials are commonly referred to as “pivotal” studies, which denote a study that presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a product candidate. The product candidate is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product candidate for approval, identify adverse effects, establish the overall risk-benefit profile of the product candidate and to provide adequate information for the labeling of the product candidate.
•Phase 4. Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.
Progress reports detailing the results of the clinical trials conducted under the IND must be submitted at least annually to the FDA and, more frequently, if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The FDA, IRB or the sponsor or the data monitoring committee may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.
Under the Pediatric Research Equity Act of 2003, or PREA, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The legislation requires the FDA to meet with drug sponsors by no later than the end-of-Phase 1 meeting for serious or life-threatening diseases and by no later than ninety days after the FDA’s receipt of the study plan.  The

FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.
Submission of an NDA to the FDA
Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things are submitted to the FDA as part of an NDA requesting approval to market the product candidate for one or more indications.  Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2020 is $2,875,842 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2021 is $336,432. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for product candidates with orphan designation and a waiver for certain small businesses.
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
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
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
A description of the information that the applicant must specifically certify to with respect to each patent, and the certification process as it relates to patent infringement lawsuits, is described further in Part I, Item 1. Business – Intellectual Property – The Hatch-Waxman Act.
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
The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trial in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the EU portal; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies and different member states.
On January 1, 2020, the website of the European Commission reported that the implementation of the new Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. In late 2020, the EMA indicated that it plans to focus on the findings of a system audit; improving the usability, quality and stability of the clinical trial information system; and knowledge transfer to prepare users and their organizations for the new clinical trial system. The EMA has indicated that the system will go live in December 2021.
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
Brexit and the Regulatory Framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement, the Agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction.
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
General Data Protection Regulation
The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates when required, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater.  The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.  Compliance with the evolving landscape of GDPR will continue to be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.
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
Healthcare Law and Regulation
Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians, teaching hospitals and other healthcare providers, patient privacy laws and regulations, and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
•the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to be made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
•the federal transparency requirements, known as the federal Physician Payments Sunshine Act (renamed the Open Payments Act), under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•the PDMA and its implementation regulations, as well as the DSCA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by third-party payors, including private insurers, and state gift ban and disclosure law requirements that differ from the federal Physician Payments Sunshine Act in terms of the nature and type of transfers of value that are reportable and the types of covered recipients.
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

In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the ACA of importance to our potential drug candidates are:
•an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;
•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;
•addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•expanded the types of entities eligible for the 340B drug discount program;
•established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has not been clearly defined. The Affordable Care Act provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and
•established the Center for Medicare and Medicaid Innovation within CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.
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
Employees and Human Capital Resources
As of December 31, 2020, we had 380 employees, 379 of whom were full-time. None of our employees is represented by any collective bargaining unit. We believe that we maintain good relations with our employees.
Retention, growth, training and development of our employees are integral to our success. We believe we offer competitive compensation (including base salary, incentive bonus, and long-term equity awards tied to the value of our stock price) and benefits packages designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create value for our stockholders. Our compensation is designed to incentivize achievement of corporate goals, individual performance and adherence to our corporate values. In addition, we provide development and leadership opportunities to our employees to cultivate talent throughout the Company.

We are also focused on diversity, equality and inclusion opportunities. Three members of our Board of Directors, Maxine Gowen, Ph.D., Cynthia Smith and LeAnne M. Zumwalt, are women, and women comprise approximately 43.7% of our senior management team. We believe this structure reflects our strong endorsement of and commitment to female leadership. In addition, we have created a committee called IDEA - The Inclusion, Diversity & Equity Alliance - focused on communication and education around dimensions of diversity, such as gender, ethnicity, or other shared attributes, that we believe help build community and enable individual and corporate growth. We continue to focus on building a pipeline for talent to create more opportunities for workplace diversity.

In addition, we support kidney patient communities where we live and work. In the United States, we have a patient services program, Akebia Cares, designed to provide one-on-one support to help communicate individual benefits and available resources for patients today facing financial obstacles that keep them from accessing important medications. We also work closely with multiple kidney patient advocacy organizations, including the National Kidney Foundation, the American Kidney Fund, the Renal Support Network and Dialysis Patient Citizens. We believe our involvement with these organizations shows our commitment to our purpose of bettering the life of each person impacted by kidney disease.
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
Investment in pharmaceutical product development and commercialization is highly speculative because it entails upfront capital expenditures and significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities and, following the merger, or the Merger, whereby Keryx Biopharmaceuticals, Inc., or Keryx, became a wholly owned subsidiary of ours, commercialization. We have financed our operations primarily through sales of equity securities, our strategic collaborations and, following the Merger, product revenues, a royalty monetization transaction and debt. Prior to the Merger, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable and have incurred net losses each year since our inception, including net losses of $383.5 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $1.2 billion. We cannot guarantee when, if ever, we will become profitable. Our ability to generate product revenue and achieve profitability depends significantly on our success in many areas, including the following:
•developing, commercializing and marketing Auryxia, vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired;
•obtaining marketing approvals for vadadustat and any other product candidate, including those that may be in-licensed or acquired, and the timing of such approvals, and maintaining marketing approvals for Auryxia and any other product, including those that may be in-licensed or acquired;
•developing sustainable and scalable manufacturing processes for Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired;
•establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate products that are compliant with good manufacturing practices, or GMPs, and services to support the clinical development and the market demand for Auryxia, vadadustat, if approved, and any other product and product candidate, including those that may be in-licensed or acquired;
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
•competing effectively with any competitive products and any disruptive technologies;
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
We expect to continue to incur significant expenses and operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on product revenue, collaboration revenue, and our ability to obtain additional funding. We expect to continue to incur significant expenses if and as we:
•conduct any post-marketing approval studies, Phase 4 studies or any other clinical trials for Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired;

•continue our commercialization activities for Auryxia and plan for the commercialization of vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired;
•adapt to any regulatory changes, including changes relating to reimbursement;
•adapt to any changes in reimbursement practices by third party payors;
•continue our Merger-related integration activities;
•enroll patients in our clinical trials;
•seek marketing approvals for vadadustat and any other product candidate, including those that may be in-licensed or acquired, and maintain marketing approvals for Auryxia and any other product, including those that may be in-licensed or acquired;
•have Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired, manufactured for clinical trials and for commercial sale;
•seek to discover and develop additional product candidates or platforms that may lead to the discovery of additional product candidates;
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
•attract, hire and retain qualified personnel;
•continue to create additional infrastructure and expend additional resources to support our operations as a fully integrated, publicly traded biopharmaceutical company; and
•experience any delays or encounter issues with any of the above.
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
Even if we succeed in receiving marketing approval for and are able to commercialize vadadustat in the United States and other regions, we will continue to incur substantial expenditures relating to continued commercialization and post-marketing requirements for Auryxia, vadadustat and any other products, including those that may be in-licensed or acquired, as well as costs relating to the research and development of any other product candidate, including those that may be in-licensed or acquired. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities, or if we otherwise believe it is necessary, to change our manufacturing processes or assays, to amend or replace our study protocols, to repeat any of our clinical trials, to perform studies in addition to, different from or larger than those currently expected, or if there are any delays in completing our clinical trials. Even if vadadustat and any other product candidate, including those that may be in-licensed or acquired, are approved for commercial sale, we anticipate incurring significant costs associated with commercialization. In addition, our ability to generate revenue would be negatively affected if the size of our addressable patient population is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. Even though we generate product revenue from Auryxia and royalties from Riona and VafseoTM, in Japan and may generate revenue and royalties from the sale of any products that may be approved in the future, including those that may be in-licensed or acquired, we may never generate revenue and royalties that are significant enough to become and remain profitable, and we will need to obtain additional funding to continue operations.

We will require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
As of December 31, 2020, our cash and cash equivalents and available for sale securities were $268.7 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia and develop and commercialize vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with research and development, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the clinical development, including post-marketing studies, and commercialization of Auryxia and vadadustat. Our future capital requirements depend on many factors, including:
•the scope, progress, results and costs of conducting clinical studies or any post-marketing approval requirements, Phase 4 studies or any other clinical trials for Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired;
•the cost and timing of commercialization activities for Auryxia, vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired, including product manufacturing, marketing, sales and distribution costs;
•the results of our meetings with the FDA, the EMA and other regulatory authorities and any consequential effects, including on study design, study size and resulting operating costs;
•Merger-related integration costs;
•difficulties or delays in enrolling patients in our clinical trials;
•the timing of, and the costs involved in obtaining, and, if approved, maintaining, marketing approvals for vadadustat and any other product candidate, including those that may be in-licensed or acquired, including to fund the preparation and filing of regulatory submissions, and the costs of maintaining marketing approvals for Auryxia or any other product, including those that may be in-licensed or acquired;
•the outcome of our efforts to obtain marketing approval for vadadustat in the United States, Europe and in other jurisdictions and any other product candidates, including those that may be in-licensed or acquired;
•the cost of securing and validating commercial manufacturing of vadadustat and any other product candidate, including those that may be in-licensed or acquired, and maintaining our manufacturing arrangements for Auryxia or any other product, including those that may be in-licensed or acquired, or securing and validating additional arrangements;
•the costs involved in preparing, filing and prosecuting patent applications and maintaining, defending and enforcing our intellectual property rights, including litigation costs, and the outcome of such litigation;
•the costs involved in any legal proceedings to which we are a party;
•our ability to attract, hire and retain qualified personnel;
•costs related to the creation of additional infrastructure and expansion of additional resources to support our operations as a fully integrated, publicly traded biopharmaceutical company; and
•the extent to which we engage in transactions, including strategic, merger, collaboration, acquisition and licensing transactions, pursuant to which we would develop and market commercial products, or develop other product candidates and technologies.
Furthermore, we expect to continue to incur costs associated with operating as a fully integrated, publicly traded biopharmaceutical company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
Consistent with our expectation of an NDA submission by the middle of the second quarter of 2021, we expect our cash resources to fund our current operating plan beyond the expected U.S. launch of our product candidate, vadadustat, assuming timely regulatory approval and the receipt of associated regulatory milestones. We have based these estimates on assumptions that may prove to be wrong due to a variety of factors, including due to the effects of the ongoing severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), or COVID-19, pandemic, and we could use our available capital resources sooner than we currently expect. Furthermore, our regulatory milestones may not be achieved, we may not receive the anticipated funding from our collaboration partners, and we may not secure other sources of financing. We expect to finance future cash needs through product revenue, public or private equity or debt transactions, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.
Any additional fundraising efforts may divert our management’s attention away from their day-to-day activities, which may adversely affect our ability to develop and commercialize Auryxia, vadadustat and any other products or product candidates, including those that may be in-licensed or acquired. Also, additional funds may not be available to us in sufficient amounts or on acceptable terms or at all. If we are unable to raise additional capital in sufficient amounts when needed or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development and/or commercialization of Auryxia, vadadustat, if approved, and any other products or product candidates, including those that may be in-licensed or acquired. Any of these events could significantly harm our business, financial condition and prospects.
Our obligations in connection with the Loan Agreement with Pharmakon could adversely affect our financial condition and restrict our operations.
We entered into a loan agreement, or the Loan Agreement, with funds managed by Pharmakon Advisors LP, or Pharmakon, pursuant to which senior secured term loans in an aggregate principal amount of $100.0 million, or the Term Loans, were made available to us in two tranches. The first tranche of $80.0 million closed on November 25, 2019, and the second tranche of $20.0 million closed on December 10, 2020. See Note 11 to our consolidated financial statements in Part II, Item 8 – Financial Statements and Supplementary Data for additional information regarding our obligations under the Loan Agreement. Our Loan Agreement with Pharmakon contains affirmative and negative covenants applicable to us and our subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia starting in the fourth quarter of 2020. Failure to maintain compliance with these covenants could result in an event of default under the Loan Agreement.
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
Our Royalty Interest Acquisition Agreement with HealthCare Royalty Partners IV, L.P. contains various covenants and other provisions, which, if violated, could materially adversely affect our financial condition.
On February 25, 2021, we entered into a royalty interest acquisition agreement, or the Royalty Agreement, with HealthCare Royalty Partners IV, L.P., or HCR, pursuant to which we sold to HCR our right to the to receive all royalties and sales milestones for vadadustat, collectively the Royalty Interest Payments, in each case, payable to us under our Collaboration Agreement dated December 11, 2015, or the MTPC Agreement, with Mitsubishi Tanabe Pharma Corporation, or MTPC, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. Under the Royalty Agreement, we are required to comply with various covenants, including obligations to take certain actions, such as actions with respect to the Royalty Interest Payments, the MTPC Agreement, our agreement with MTPC for the commercial supply of vadadustat drug product, and our intellectual property. In addition, the Royalty Agreement includes customary events of default upon the occurrence of enumerated events, including failure to perform certain covenants and the occurrence of insolvency events. In the event we violate certain covenants and other provisions, we may not receive sales milestones from HCR even if the applicable sales thresholds are met. Upon the occurrence of an event of default, HCR would have the ability to exercise all available remedies in law and equity, which could have a material adverse effect on our financial condition.
Royalties from commercial sales of vadadustat under our Collaboration Agreement with MTPC will likely fluctuate and will impact our rights to receive future payments from our Royalty Agreement with HCR.
On February 25, 2021, we entered into the Royalty Agreement with HCR, pursuant to which we sold to HCR our right to receive the Royalty Interest Payments payable to us under our the MTPC Agreement, subject to the Annual Cap of $13.0 million and the Aggregate Cap of $150.0 million. After HCR receives Royalty Interest Payments equal to the Annual Cap in a given calendar year, we will receive 85% of the Royalty Interest Payments for the remainder of that year. After HCR receives Royalty Interest Payments equal to the Aggregate Cap, or we pay the Aggregate Cap to HCR (net of the Royalty Interest Payments already received by HCR), the Royalty Interest Payments will revert back to us, and HCR would have no further right to any Royalty Interest Payments. We received $45.0 million from HCR (net of certain transaction expenses) under the Royalty Agreement, and we are eligible to receive an additional $15.0 million under the Royalty Agreement if specified sales milestones are achieved for vadadustat in the territory covered by the MTPC Agreement, subject to the satisfaction of certain customary conditions.

The royalty revenues under the MTPC Agreement may fluctuate considerably because they depend upon, among other things, the rate of growth of sales of vadadustat in the territory covered under the MTPC Agreement. Negative fluctuations in these royalty revenues could delay, diminish or eliminate our right to receive up to the additional $15.0 million under the Royalty Agreement upon achievement of the specified sales milestones, our ability to receive 85% of the Royalty Interest Payments after the Annual Cap is achieved in a given calendar year, or our ability to receive 100% of the Royalty Interest Payments after the Aggregate Cap is achieved.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product and product candidates on unfavorable terms to us.
We expect to finance our cash needs through product revenues, public or private equity or debt transactions, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, declare dividends, acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through royalty transactions, we may have to relinquish valuable rights to our portfolio and future revenue streams, and enter into agreements that would restrict our operations and strategic flexibility. If we raise additional funds through strategic transactions with third parties, we may have to do so at an earlier stage than otherwise would be desirable. In connection with any such strategic transactions, we may be required to relinquish valuable rights to our product and product candidate, future revenue streams or research programs or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may not be able to pursue planned development and commercialization activities and we may need to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
We may engage in strategic transactions to acquire assets, businesses, or rights to products, product candidates or technologies or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt, or cause us to incur significant expense.
As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our portfolio, including through the acquisition of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to the Merger and our existing collaboration and license arrangements. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation and integration of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition.
In addition, future transactions may entail numerous operational, financial and legal risks, including:
•incurring substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;
•exposure to known and unknown liabilities, including contingent liabilities, possible intellectual property infringement claims, violations of laws, tax liabilities and commercial disputes;
•higher than expected acquisition and integration costs;
•difficulty in integrating operations, processes, systems and personnel of any acquired business;
•increased amortization expenses or, in the case of a write-down of the value of acquired assets, impairment losses, such as the Auryxia intangible asset impairment in the second quarter of 2020 and corresponding adjustments to the estimated useful life of the developed product rights for Auryxia;
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
On December 12, 2018, we completed the Merger. There can be no assurance that we will realize the full benefit of the anticipated synergies and cost savings relating to the Merger or that these benefits will be realized within the expected time frames or at all. Our ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to continue to integrate our business and Keryx’s business and realize anticipated growth opportunities and synergies. If we are unable to successfully integrate the businesses, or integrate them in a timely fashion, we have faced, and may continue to face, adverse effects, some of which may be material, including, but not limited to (i) diversion of the attention of management and key personnel and potential disruption of our ongoing business, (ii) the loss of employees, (iii) challenges of managing a larger company, including challenges of conforming standards, controls, procedures and accounting and other policies and compensation structures, (iv) difficulties in achieving anticipated cost savings, (v) declines in our results of operations, financial condition or cash flows, (vi) a decline in the market price of our common stock, and (vii) potential liabilities, adverse consequences, increased expenses or other problems associated with our company following completion of the Merger. Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and further diversion of management time and energy, which could materially impact our business, financial statements and prospects.
In addition, following the Merger, we have become responsible for Keryx’s liabilities and obligations, including with respect to legal, financial, regulatory and compliance matters, including certain post-approval regulatory requirements with respect to Auryxia and obligations under collaboration, license, supply and manufacturing agreements. These obligations have, and will continue to, result in additional cost and investment by us and, if we have underestimated the amount of these costs and investments or if we fail to satisfy any such obligations, we may not realize the anticipated benefits of the transaction. Also, due to the Merger and ongoing integration, we may forego or delay pursuit of other opportunities that may have proven to have greater commercial potential.

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
As of December 31, 2020, we had approximately $199.2 million of goodwill and a definite lived intangible asset from the Merger. In accordance with generally accepted accounting principles, or GAAP, we are required annually, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill and our definite lived intangible assets when indicators of impairment are present. Events giving rise to impairment of goodwill or intangible assets are an inherent risk in the pharmaceutical industry and often cannot be predicted. Conditions that could indicate impairment and necessitate such a review include, but are not limited to, Auryxia’s commercial performance, our inability to execute on our strategic initiatives, the deterioration of our market capitalization such that it is significantly below our net book value, and a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action or assessment by a regulator. To the extent we conclude that goodwill and/or definite lived intangible assets have become impaired, we may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on our future operating results and financial position. For example, in the second quarter of 2020, in connection with a routine business review, we reduced our short-term and long-term Auryxia revenue forecast. This reduction was primarily driven by the impact of the September 2018 Centers for Medicare & Medicaid Services, or CMS, decision that Auryxia would no longer by covered by Medicare for the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or the IDA Indication. While this decision does not impact CMS coverage of the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use of Auryxia for the control of serum phosphorus levels in adult patients with CKD on dialysis, or the Hyperphosphatemia Indication. As a result, we recorded an impairment charge of $115.5 million during the three months ended June 30, 2020, which was entirely allocated to our only intangible asset, the developed product rights for Auryxia, and made a corresponding adjustment to the estimated useful life of the developed product rights for Auryxia, which we again adjusted during the three months ended December 31, 2020. The estimates, judgments and assumptions used in our impairment testing, and the results of our testing, are discussed in Note 9 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Date. If these estimates, judgments and assumptions change in the future, including if the Auryxia asset group does not meet its current forecasted projections, additional impairment charges could be recorded in the future and additional corresponding adjustments may need to be made to the estimated useful life of the developed product rights for Auryxia, which could materially impact our financial position, certain of our material agreements, and our future operating results.
Risks Related to the COVID-19 Pandemic
Our business has been and may continue to be, directly or indirectly, adversely affected by the COVID-19 pandemic.
The ongoing COVID-19 pandemic has presented a substantial public health and economic challenge around the world and continues to affect our employees, patients, healthcare providers with whom we interact, customers, collaboration partners, contract research organizations, or CROs, our contract manufacturing organizations, or CMOs, vendors, communities and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition continues to depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, any resurgences or mutations of

COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets where the healthcare providers with whom we interact, our partners, our CROs, our CMOs, and our other vendors operate.
While we did not experience a significant impact from COVID-19 on our revenues during the first nine months of 2020, we believe our revenue growth was negatively impacted during the fourth quarter of 2020 primarily as the kidney patient populations that we serve continue to experience both higher hospitalization and mortality rates due to COVID-19. While we are unable to quantify the impact of the COVID-19 pandemic on future revenues and revenue growth, COVID-19 continues to adversely and disproportionately impact our patient population; therefore, we expect COVID-19 to continue to have a negative impact on our revenue growth for the foreseeable future.

The majority of our office-based employees have been working from home since March 13, 2020. In addition, healthcare facilities have continued, or begun again, to restrict access for non-patients, including the members of our sales force. For example, DaVita, Inc., or DaVita, and Fresenius Medical Care, or Fresenius, which account for a vast majority of the dialysis population in the United States, have restricted access to their clinics. As a result, we continue to primarily engage with healthcare providers and other customers virtually, where possible. The restrictions on our customer-facing employees' in-person interactions with healthcare providers could negatively impact our access to healthcare providers and, ultimately, our sales. Given this uncertain environment and the disproportionate impact of the COVID-19 pandemic on CKD patients, we are actively monitoring the demand for Auryxia, including the potential for further declines or changes in prescription trends and customer orders, which could have a material adverse effect on our business, results of operations, and financial condition.

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

The pandemic has resulted in closures of clinical trial sites on which we rely for the completion of certain clinical trials and
COVID-19 pandemic precautions have caused moderate delays in enrolling new clinical trials and may cause delays in enrolling other new clinical trials. We are using remote monitoring and central monitoring, where possible. Further, the pandemic could also potentially affect the business of the FDA, the EMA, the Japanese Pharmaceuticals and Medical Devices Agency, or the PMDA, or other governmental authorities, which could result in delays in meetings, reviews, inspections and approvals relating to our product and product candidate. Any decision by the FDA, EMA, PMDA or other governmental authorities to delay meeting with us or our collaboration partners in light of COVID-19 could have a material adverse effect on clinical trials of our product candidates or on our efforts to obtain marketing approvals for our product candidate, which could increase our operating expenses and have a material adverse effect on our financial results, including the timing and amount of future regulatory milestones we could receive from our partners.

If we or any of the third parties with whom we engage, including our collaboration partners, were to experience shutdowns, delays or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business and our financial results. At this time, our third party contract manufacturing partners continue to operate at or near normal levels. However, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our contract manufacturing partners' ability to manufacture and deliver Auryxia and vadadustat (which is currently marketed under the trade name VafseoTM by MTPC in Japan), which may result in delays in or disruptions to manufacturing and supply of our products. In addition, COVID-19 precautions may cause a delay in enrolling new clinical trials. We are using remote monitoring and central monitoring, where possible.

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

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. In particular, areas we are monitoring include possible COVID-related changes in our commercial revenue payer mix, overall product sales, and reserves and allowances, as well as negative trends that could potentially have a further significant impact on product demand and, ultimately, product revenue, or could indicate goodwill, intangible assets, and other assets to be impaired. This uncertain COVID-19 pandemic environment has presented new risks to our business. While we are working to mitigate the impacts on our business, we are mindful that many of these risks and the impact to the larger healthcare market are outside of our control. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and the magnitude of which cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.
Risks Related to Commercialization
Our ability to successfully commercialize any approved product, including our ability to achieve their widespread market acceptance, is critical to the success of our business.
Our ability to generate significant product revenue will depend almost entirely on our ability to execute on our commercialization plans, the level of market adoption for, and the availability of and continued use of any approved product by physicians, hospitals, dialysis clinics, wholesalers, patients, and/or healthcare payors, including government payors, consumers, managed care organizations, pharmacy benefit managers, and pharmacies. If we are not successful in commercializing any approved product, including achieving and maintaining an adequate level of market adoption, our profitability and our future business prospects will be adversely impacted. Market acceptance of any approved product depends on a number of other factors, including:
•the availability of adequate coverage and reimbursement by third party payors, pharmacy benefit managers, or PBMs, and governmental authorities;
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
Market acceptance is critical to our ability to generate significant product revenue. Any product may achieve only limited market acceptance or none at all. If any of our approved products is not accepted by the market to the extent that we expect, we may not be able to generate significant product revenue and our business would suffer.

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
If we are unable to maintain sales, marketing and distribution capabilities or to enter into additional agreements with third parties, we may not be successful in commercializing any approved product.
In order to market any approved product, we intend to continue to invest in sales and marketing, which will require substantial effort and significant management and financial resources. We will need to devote significant effort, in particular, to recruiting individuals with experience in the sales and marketing of pharmaceutical products. Competition for personnel with these skills is significant.
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
If we are unable to maintain our own sales, marketing and distribution capabilities and our arrangements with third parties with respect to sales, marketing and distribution, or we are unsuccessful in entering into additional arrangements with third parties to sell, market and distribute or are unable to do so on terms that are favorable to us, we will not be successful in commercializing any approved product.
Coverage and reimbursement may be limited or unavailable in certain market segments for any approved product, which could make it difficult for us or our collaboration partners to sell any approved products profitably.
Market acceptance and sales of any approved products depends significantly on the availability of adequate coverage and reimbursement from third party payors and may be affected by existing and future healthcare reform measures. Governmental authorities, third party payors, and PBM, decide which drugs they will cover, as well as establish formularies or implement other mechanisms to manage utilization of products and determine reimbursement levels. Coverage and reimbursement by a governmental authority, third-party payor or PBM may depend upon a number of factors, including the determination that use of a product is:
•a covered benefit under the health plan;

•safe, effective and medically necessary;
•appropriate for the specific patient; and
•cost effective.

Obtaining coverage and reimbursement approval for a product from a governmental authority, PBM or a third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. In the United States, there are multiple governmental authorities, PBMs and private third-party payors with varying coverage and reimbursement levels for pharmaceutical products, and the timing of commencement of reimbursement by a governmental payor is dependent on the assignment of codes via the Healthcare Common Procedural Coding System, which codes are assigned on a quarterly basis. Within Medicare, for oral drugs dispensed by pharmacies and also administered in facilities, coverage and reimbursement may vary depending on the setting. CMS, local Medicare administrative contractors, Medicare Part D plans and/or PBMs operating on behalf of Medicare Part D plans, may have some responsibility for determining the medical necessity of such drugs, and therefore coverage, for different patients. Different reimbursement methodologies may apply, and CMS may have some discretion in interpreting their application in certain settings.

As an oral drug, Auryxia is covered by Medicare only under Part D. In September 2018, CMS decided that Auryxia would no longer be covered by Medicare for the IDA Indication. While this decision does not impact CMS coverage of the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use in the Hyperphosphatemia Indication. On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts against CMS and the U.S. Department of Health and Human Services challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the IDA Indication and imposing a prior authorization requirement for Auryxia in the Hyperphosphatemia Indication, or the CMS Decision. While we believe that the vast majority of the Medicare prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Medicare with prior authorization, the CMS Decision has had and will continue to have an adverse impact on the sales and future growth of Auryxia for the Hyperphosphatemia Indication and the IDA Indication. For example, in the second quarter of 2020, we reduced our short-term and long-term Auryxia revenue forecast, primarily driven by the compounding impact of the CMS Decision. As a result, we recorded an impairment charge of $115.5 million to the Auryxia intangible asset during the three months ended June 30, 2020.

Medicaid reimbursement of drugs varies by state. Private third-party payor reimbursement policies also vary and may or may not be consistent with Medicare reimbursement methodologies. Manufacturers of outpatient prescription drugs may be required to provide discounts or rebates under government healthcare programs or to certain third-party payors in order to obtain coverage of such products.

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

Furthermore, vadadustat was approved in Japan for the treatment of adult patients with anemia due to CKD and is being marketed by MTPC in Japan under the trade name Vafseo. Pricing and reimbursement strategy is a key component of MTPC's commercialization plans for Vafseo in Japan. If coverage and reimbursement terms change, MTPC may not be able to, or may decide not to, continue commercialization of Vafseo in Japan.
If we are unable to obtain or maintain contracts with key distribution partners, our business could be materially harmed.
We have four distributors, Fresenius Medical Care Rx, McKesson Corporation, Cardinal Health, Inc. and Amerisource Bergen Drug Corporation, that, in the aggregate, accounted for a significant percentage of our gross accounts receivable as of December 31, 2020. If we are not able to maintain our contracts with these key distributors on favorable terms, on a timely basis or at all, or if there is any adverse change in one or more of these distributors’ business practices or financial condition, or such distributors’ end users’ prescribing practices or clinical protocols, it would adversely impact the market opportunity for Auryxia, our product revenues and operating results.
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
Although we currently believe it is likely that vadadustat, if approved, will be reimbursed using the TDAPA followed by reimbursement via the bundled reimbursement model, if vadadustat is neither reimbursed under the TDAPA nor the bundled reimbursement model, then the Vifor Agreement will not become effective, and patients would access vadadustat through contracts we negotiate with third party payors for reimbursement of vadadustat, which would be subject to the risks and uncertainties described above. Additionally, applying for and obtaining reimbursement under the TDAPA may take several months following approval, which would affect adoption, uptake and product revenue, for vadadustat, and if there are updates to the TDAPA rule that decrease the basis for reimbursement or eligibility criteria during the transition period or if the TDAPA is eliminated, then our profitability may be adversely affected. For example, the Medicare Payment Advisory Commission, or MedPAC, an independent legislative branch advisory body to Congress on issues related to the Medicare program, has recommended that TDAPA not be provided to newly approved drug products considered to fall within “functional categories” for which costs are already accounted for in the bundled reimbursement model, such as for anemia management drugs.
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
The successful commercialization of any approved product, will depend in part on the extent to which third party payors, PBMs and governmental authorities establish adequate reimbursement levels and pricing policies.
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
The development and commercialization of new drugs is highly competitive and subject to rapid and significant technological change. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the development and commercialization of Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired. Our objective is to continue to commercialize Auryxia and develop and commercialize new products with superior efficacy, convenience, tolerability and/or safety. In many cases, any approved products that we commercialize will compete with existing, market-leading products.
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
We and our partners may also face competition from potential new anemia therapies. There are several other HIF-PHI product candidates in various stages of development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by such companies as FibroGen Inc., Japan Tobacco International, GlaxoSmithKline plc and Bayer HealthCare AG. FibroGen, together with its collaboration partners, Astellas Pharma Inc. and AstraZeneca PLC, is currently in global Phase 3 clinical development of its product candidate, roxadustat. In Japan, roxadustat has launched for the treatment of anemia due to CKD in patients on dialysis, or DD-CKD. In November 2020, Astellas and Fibrogen announced the approval of roxadustat for NDD-CKD patients in Japan. In China, roxadustat has launched for the treatment of anemia of DD-CKD and for the treatment of anemia due to CKD in patients not on dialysis, or NDD-CKD. FibroGen announced that the FDA set an initial Prescription Drug User Fee Act, or PDUFA, date of December 20, 2020; however, on December 18, 2020, FibroGen shared a new PDUFA date of March 20, 2021 for its NDA for roxadustat for both DD-CKD and NDD-CKD. In Japan, roxadustat, daprodustat and enarodustat are approved for treatment of anemia due to CKD. In addition. Bayer HealthCare AG has submitted an NDA for its product candidate for the treatment of renal anemia in Japan. Furthermore, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce injectable ESA utilization and thus limit the market potential for vadadustat if they are approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia that may impact the market for anemia-targeted treatment.
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
The commercialization of Riona and VafseoTM in Japan and our current and potential future efforts with respect to the development and commercialization of our products and product candidates outside of the United States subject us to a variety of risks associated with international operations, which could materially adversely affect our business.
Our Japanese sublicensee, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona, the trade name for ferric citrate hydrate in Japan, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD in Japan. We also granted Otsuka Pharmaceutical Co. Ltd., or Otsuka, exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. In Japan and certain other countries in Asia, we granted Mitsubishi Tanabe Pharma Corporation, or MTPC, exclusive rights to commercialize vadadustat, which has been approved and is being marketed by MTPC in Japan under the trade name VafseoTM. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing Auryxia and vadadustat outside the United States, including:

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
Risks Related to Clinical Development
In addition to Auryxia, we will continue to depend heavily on the success of our product candidate, vadadustat, which recently completed Phase 3 clinical development. Clinical drug development involves a lengthy and expensive process with an uncertain outcome. We will incur additional costs in connection with, and may experience delays in completing, or ultimately be unable to complete, the development and commercialization of vadadustat and any other product candidates.
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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay, prevent or make more challenging our ability to receive or maintain marketing approval or commercialize our product candidates. For example, the PRO2TECT program did not meet the primary MACE safety endpoint, and we are remaining cautious in our outlook for potential approval of vadadustat for the treatment of anemia due to CKD in adult non-dialysis dependent patients. Our clinical trials may take longer to complete than currently anticipated, or may be delayed, suspended, required to be repeated, prematurely terminated or may not successfully demonstrate safety and/or efficacy for a variety of other reasons, such as:
•the costs are greater than we anticipate;
•the number of patients required for clinical trials may be larger than we anticipate;
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
We may be unable to successfully complete clinical trials of Auryxia and vadadustat, if the results of those trials and studies are not positive or are only modestly positive, or if there are concerns with the profile due to efficacy or safety. For example, the PRO2TECT program did not meet the primary MACE safety endpoint, and we are remaining cautious in our outlook for potential approval of vadadustat for the treatment of anemia due to CKD in adult non-dialysis dependent patients. If any of the foregoing occurs, the following may occur:
•regulators may require that we conduct additional clinical trials, repeat clinical trials or conduct other studies beyond those that we currently contemplate;
•we may be delayed in obtaining marketing approval for vadadustat;
•we may not obtain marketing approval for vadadustat at all;
•we may obtain approval for indications or patient populations that are not as broad as intended or desired;
•we may obtain approval with labeling that includes significant use or distribution restrictions or safety warnings that would reduce the potential market for any approved product or inhibit our ability to successfully commercialize any approved product;
•a Risk Evaluation and Mitigation Strategies, or REMS, or FDA-imposed risk management plans that use risk minimization strategies to ensure that the benefits of certain prescription drugs outweigh their risks, may be required;
•we may be subject to additional post-marketing restrictions and/or requirements; or
•the product may be removed from the market after obtaining marketing approval.
Our product development costs may also increase if we experience development delays or delays in receiving the requisite marketing approvals. Our preclinical studies or clinical trials may need to be restructured or may not be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize vadadustat or any other product candidate, including those that may be in-licensed or acquired, or allow our competitors to bring products to market before we do. This could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.
We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired.
Identifying and qualifying patients to participate in clinical studies is critical to our success. The timing of our clinical studies depends, in part, on the speed at which we can recruit patients to participate in our clinical trials. Patients may be unwilling to participate in our clinical studies because of concerns about adverse events observed with the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations. In addition, in the case of clinical studies of any product candidate, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug. Finally, competition for clinical trial sites may limit our access to patients appropriate for our clinical trials. As a result, the timeline for recruiting patients and conducting studies may be delayed. These delays could result in increased costs, delays in advancing our development of any product or product candidate, or termination of the clinical studies altogether.
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
•perceived risks and benefits of the product or product candidate under study, including as a result of adverse effects observed in similar or competing therapies;
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
If we or our collaboration partners have difficulty conducting our clinical studies in jurisdictions outside the United States as planned, we may need to delay, limit or terminate ongoing or planned clinical studies, any of which could have an adverse effect on our business.
Positive results from preclinical and clinical studies are not necessarily predictive of the results of any future clinical studies.
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies may not be predictive of similar results in humans during clinical trials, successful results from early or small clinical trials may not be replicated in later and larger clinical trials, and successful interim results from ongoing clinical studies may not be indicative of results obtained when those studies are completed. For example, while we announced positive top-line results from INNO2VATE and vadadustat achieved the primary and key secondary efficacy endpoint in each of the two PRO2TECT studies, the PRO2TECT program did not meet the primary MACE safety endpoint. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early stage development, and we may face similar setbacks. If the results of our ongoing or future clinical trials for a product candidate are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are safety concerns or adverse events, we may be prevented from or delayed in obtaining marketing approval a product candidate. For example, the PRO2TECT program did not meet the primary MACE safety endpoint, and we are remaining cautious in our outlook for potential approval of vadadustat for the treatment of anemia due to CKD in adult non-dialysis dependent patients.
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
Accordingly, there can be no assurance that we will ever be able to identify additional therapeutic opportunities for Auryxia or vadadustat or to acquire or develop suitable additional products or product candidates, which could materially adversely affect our future growth and prospects. We may focus our efforts and resources on potential products, product candidates or other programs that ultimately prove to be unsuccessful.
Auryxia, vadadustat or any other product and product candidate, including those that may be in-licensed or acquired, may cause undesirable side effects or have other properties that delay or limit their commercial potential, or in the case of vadadustat, prevent its marketing approval.
Undesirable effects caused by, or other undesirable properties of, Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired, or competing commercial products or product candidates in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials, could result in a more restrictive label or the delay, denial or withdrawal of marketing approval by the FDA or other regulatory authorities, and could lead to potential product liability claims. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of undesirable effects or unexpected characteristics.

If we or others identify undesirable effects caused by or other undesirable properties of Auryxia, vadadustat, or any other product or product candidate, including those that may be in-licensed or acquired, either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:
•our clinical trials may be put on hold;
•patient recruitment could be slowed, and enrolled patients may not want to complete the clinical trial;
•we may be unable to obtain marketing approval or regulatory authorities may withdraw marketing approval;
•regulatory authorities may require warnings on the label, such as the warning on Auryxia’s label regarding iron overload;
•REMS or FDA-imposed risk management plans that use restrictive risk minimization strategies, may be required;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
Any of these events could prevent us from achieving or maintaining marketing approval and, ultimately, market acceptance or penetration of Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired, could substantially increase our costs, and could significantly impact our ability to successfully commercialize Auryxia, vadadustat or any other product and product candidate, including those that may be in-licensed or acquired, and generate product revenue.
The patient populations treated with Auryxia and potential patient populations for vadadustat, if approved, have CKD, a serious disease that increases the risk of cardiovascular disease including heart attacks and stroke and, in its most severe form, results in, kidney failure and the need for dialysis or kidney transplant. Many patients with CKD are elderly with comorbidities making them susceptible to significant health risks. Therefore, the likelihood of these patients having adverse events, including serious adverse events is high.
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
Serious adverse events considered related to vadadustat and any other product candidates could have a material adverse consequences on the development of such product candidates and our business as a whole. Our understanding of adverse events in prior clinical trials of our product candidates may change as we gather more information, and additional unexpected adverse events may be observed in future clinical trials or in the market. For example, we previously reported that in our Phase 2b study of vadadustat in non-dialysis patients with anemia due to CKD, one subject had a serious adverse event of an abnormal liver function test, considered a case of drug induced liver injury, or DILI, meeting the biochemical criteria of Hy’s Law. Following the completion of our global Phase 3 clinical program for vadadustat, there was a review of hepatic safety across the vadadustat clinical program. The review of hepatic safety included a blinded assessment of all hepatic events in the studies by a panel of hepatic experts and analysis by an independent hepatic expert and our team. Based on this review, we concluded that the data across the clinical program showed that the overall hepatic safety profiles of vadadustat and darbepoetin alfa appear to be similar. In addition, we concluded that there were no events across the clinical program that met the biochemical criteria for Hy’s Law. More specifically, we concluded that the DILI from our Phase 2b study of vadadustat in non-dialysis patients with anemia due to CKD that we previously reported as Hy’s Law did not, in fact, meet the biochemical criteria of Hy’s Law. Our conclusion on this case will be reflected in our NDA for vadadustat.
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
Any post-marketing clinical trials conducted, if successful, may expand the patient populations treated with Auryxia, vadadustat or any other product we acquire or for which we receive marketing approval, within or outside of their current indications or patient populations, which could result in the identification of previously unknown undesirable effects, increased frequency or severity of known undesirable effects, or result in the identification of unexpected safety signals.  In addition, as Auryxia and any other products are commercialized, they will be used in significantly larger patient populations, in less rigorously controlled environments and, in some cases, by less experienced and less expert treating practitioners, than in clinical studies. As a result, regulatory authorities, healthcare practitioners, third party payors or patients may perceive or conclude that the use of Auryxia or any other products are associated with serious undesirable effects, undermining our commercialization efforts.
Further, if we or others identify previously unknown undesirable effects, if known undesirable effects are more frequent or severe than in the past, if we or others detect and confirm unexpected safety signals for Auryxia, vadadustat, or any other product or product candidate perceived to be similar to Auryxia, vadadustat, or if any of the foregoing are perceived to have occurred, either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:
•sales may be impaired;
•regulatory approvals may be restricted or withdrawn;
•we may decide to, or be required to, send drug warnings or safety alerts to physicians, pharmacists and hospitals (or the FDA or other regulatory authorities may choose to issue such alerts), or we may decide to conduct a product recall or be requested to do so by the FDA or other regulatory authority;
•reformulation of the product, additional nonclinical or clinical studies, restrictive changes in labeling or changes to or re-approvals of manufacturing facilities may be required;
•we may be precluded from pursuing additional development opportunities to enhance the clinical profile of a product within its indicated populations, or studying the product or product candidate in additional indications and populations or in new formulations; and
•government investigations or lawsuits, including class action suits, may be brought against us.
Any of the above occurrences could delay or prevent us from achieving or maintaining marketing approval, harm or prevent sales of Auryxia or, if approved, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired, increase our expenses and impair or prevent our ability to successfully commercialize Auryxia, vadadustat or any other products or product candidate.
Risks Related to Regulatory Approval
We may not be able to obtain marketing approval for, or successfully commercialize, vadadustat, or we may experience significant delays in doing so, any of which would materially harm our business.
Clinical trials, manufacturing and marketing of any product or product candidate are subject to extensive and rigorous review and regulation by numerous governmental authorities in the United States and other jurisdictions. Before obtaining marketing approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and marketing approval may never be achieved. Of the large number of drugs in development in the United States and in other jurisdictions, only a small percentage successfully complete the FDA’s and other jurisdictions’ marketing approval processes and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and commercialization efforts, we may be unable to continue commercialization of Auryxia or successfully develop or commercialize vadadustat or any other product or product candidate, including those that may be in-licensed or acquired.

We and Otsuka, our collaboration partner, are not permitted to market vadadustat in the United States until we receive approval from the FDA, in the EU until we receive approval from the EMA, or in any other jurisdiction until the requisite approval from regulatory authorities in such jurisdiction is received. As a condition to receiving marketing approval for vadadustat, we must complete Phase 3 studies and any additional preclinical or clinical studies required by the FDA, the EMA, the PMDA or other regulatory authorities. Vadadustat may not receive marketing approval. We plan to submit to the FDA an NDA for vadadustat for the treatment of anemia due to CKD in adult dialysis-dependent and non-dialysis dependent patients by the middle of the second quarter of 2021. However, as vadadustat did not meet the primary safety endpoint of the PRO2TECT program, we are remaining cautious in our outlook for potential approval of vadadustat for the treatment of anemia due to CKD in adult non-dialysis dependent patients.

Further, vadadustat may not receive marketing approval even if it is approved in other countries. For example, although vadadustat is approved in Japan for the treatment of adult patients with anemia due to CKD, such approval does not guarantee approval in the United States by the FDA.

Obtaining marketing approval in the United States and other jurisdictions depends upon numerous factors, many of which are subject to the substantial discretion of the regulatory authorities, including that regulatory agencies may not complete their review processes in a timely manner and, following completion of the review process, may not grant marketing approval. Furthermore, approval of a drug does not ensure successful commercialization. For example, on September 23, 2015, the European Commission, or EC, approved Fexeric for the control of hyperphosphatemia, in adult patients with CKD. Pursuant to the sunset clause under EU law, the EC’s approval of Fexeric in the EU was contingent on, among other things, our commencing marketing of Fexeric within three years; although we successfully negotiated an extension to December 23, 2019, we did not commence marketing Fexeric by such date and therefore the Fexeric approval in the EU has ceased to be valid.

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

In addition, the safety concerns associated with the current standard of care for the indications for which we are seeking marketing approval for vadadustat and any other product candidate, including those that may be in-licensed or acquired, may affect the FDA’s, the EMA’s, the PMDA’s or other regulatory authorities’ review of the safety results of our compounds in development. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that vadadustat and any other product candidate, including those that may be in-licensed or acquired, will never obtain marketing approval in certain jurisdictions or at all. The FDA may delay, limit or deny approval of vadadustat or any other product candidate, including those that may be in-licensed or acquired, for many reasons including, among others:
•we may not be able to demonstrate that vadadustat is safe and effective in treating adult patients with anemia due to CKD or that any other product candidate is safe and effective for its proposed indication(s) to the satisfaction of the FDA;
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
•the FDA’s decision-making regarding vadadustat and any other product candidate may be impacted by the results of competitors’ clinical trials and safety concerns of marketed products used to treat the same indications as the indications for which vadadustat and any other product candidate are being developed;
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

If we experience delays in obtaining approval, or if we fail to obtain approval of vadadustat or any other product candidate, including those that may be in-licensed or acquired, the commercial prospects for vadadustat or any other such product candidate may be harmed and our ability to generate revenues will be materially impaired, which could have a material adverse effect on our business.
We may be delayed in obtaining, or be unable to obtain, marketing approval or reimbursement for vadadustat or any other product candidate in certain countries outside of the United States.
Regulatory authorities outside of the United States will require compliance with numerous and varying requirements. The approval procedures vary among jurisdictions and may involve requirements for additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, a drug must be approved for reimbursement before it can be marketed or sold in that country. In some cases, the prices that we intend to charge for our products are also subject to approval. Approval by the FDA does not ensure approval by regulatory or reimbursement authorities outside the United States, and approval by one regulatory or reimbursement authority outside the United States does not ensure approval by the FDA or any other regulatory or reimbursement authorities. However, the failure to obtain approval or reimbursement in one jurisdiction may negatively impact our ability to obtain approval or reimbursement in another jurisdiction. The marketing approval process in countries outside of the United States may include all of the risks associated with obtaining FDA approval and, in some cases, additional risks. We may not be able to file for or obtain such regulatory or reimbursement approvals on a timely basis, if at all. Also, favorable pricing in certain countries depends on a number of factors, some of which are outside of our control.

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement would prevent us from commercializing vadadustat or any other product candidate, including those that may be in-licensed or acquired, in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or the European Union for vadadustat or any other product candidate, which could significantly and materially harm our business.
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
In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Auryxia, and any other product for which we receive regulatory approval, will be subject to extensive and ongoing regulatory requirements and guidance. These requirements and guidance include manufacturing processes and procedures (including record keeping), the implementation and operation of quality systems to control and assure the quality of the product, submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. If we, our CMOs or other third parties we engage fail to adhere to such regulatory requirements and guidance, we could suffer significant consequences, including product seizures or recalls, loss of product approval, fines and sanctions, reputational damage, loss of customer confidence, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs, and our development or commercialization efforts may be materially harmed.
Moreover, the FDA and other regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other regulatory authorities impose stringent restrictions on companies’ communications regarding use of their products, and if we promote any approved product beyond its approved indications or inconsistent with the approved label, we may be subject to enforcement actions or prosecution arising from such activities. Violations of the U.S. Federal Food, Drug, and Cosmetic Act, or the FD&C Act, relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse and other laws, as well as state consumer protection laws, insurance fraud laws, third party payor actions, shareholder actions and other lawsuits.

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
For example, we recently had three limited, voluntary recalls of Auryxia. These and any other recalls or any supply, quality or manufacturing issues in the future could result in significant negative consequences, including reputational harm, loss of customer confidence, and a negative impact on our financials, any of which could have a material adverse effect on our business and results of operations, and may impact our ability to supply Auryxia, VafseoTM, in Japan or vadadustat for commercial and clinical use.
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
Risks Related to Governmental Regulation and Compliance
We are subject to a complex regulatory scheme that requires significant resources to ensure compliance. Failure to comply with applicable laws could subject us to government scrutiny or government enforcement, potentially resulting in costly investigations and/or fines or sanctions, or impacting our relationships with key regulatory agencies such as the FDA, SEC or the EMA.
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
Compliance with these and other applicable laws and regulations requires us to expend significant resources. Failure to comply with these laws and regulations may subject us to government investigations, enforcement actions by regulatory authorities, penalties, damages, fines, the restructuring of our operations, or the imposition of a clinical hold, any of which could materially adversely affect our business and would result in increased costs and diversion of management attention and could negatively impact the development, regulatory approval and commercialization of Auryxia or vadadustat, any of which could have a material adverse effect on our business.
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
There have been several executive actions taken, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, an executive order, applicable to all executive agencies including the FDA, was issued that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. Interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget on February 2, 2017, indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. More recently, on October 9, 2019, the prior U.S. President issued another executive order meant to ensure that agency guidance documents do not establish legally binding requirements and directing each agency to rescind guidance documents that it determines should no longer be in effect. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
Compliance with privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data when required, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, when required, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third party processors. The GDPR increases our obligations with respect to sponsors with clinical trial sites in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial patients and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.
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
Healthcare providers, physicians and third party payors play a primary role in the recommendation and prescription of Auryxia and any other product candidates for which we obtain marketing approval. Our arrangements with healthcare providers, physicians and third party payors expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute Auryxia and vadadustat, if approved, and any other products for which we may obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by federal and state governments and by governments in foreign jurisdictions in which we conduct our business. Restrictions under applicable federal and state healthcare laws and regulations include the following:
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
•the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $11,181 to $22,363, per false claim for penalties assessed between January 29, 2018 and June 19, 2020, and $11,665 to $23,331, per false claim for penalties assessed after June 19, 2020, and violations of the FD&C Act, the federal government pricing laws, and the federal Anti-Kickback Statute trigger liability under the federal False Claims Act;
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
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of vadadustat, or any other product candidate, restrict or regulate post-approval activities and affect our ability to profitably sell Auryxia and vadadustat, if approved. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product, such as Auryxia.
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
In addition, other legislative changes and regulatory have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of 2% per fiscal year which will remain in effect through 2029 unless additional congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, other legislative and regulatory changes have been proposed, but not yet adopted. For example, in July 2019, HHS proposed regulatory changes in kidney health policy and reimbursement. Any new legislative or regulatory changes may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for Auryxia or vadadustat, if approved, or the frequency with which Auryxia and vadadustat, if approved, is prescribed or used.
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
With the enactment of the Tax Cuts and Jobs Act of 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause an estimated 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. The prior administration also took executive actions to undermine or delay implementation of the ACA. In addition, CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third party payors who argued that such payments were owed to them. On April 27, 2020, however, the U.S. Supreme Court reversed the federal circuit decision upholding Congress' denial of such risk corridor funding.
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
The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.
Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the current administration issued a plan to lower drug prices. Under this blueprint for action, the current administration indicated that HHS will take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies, advance biosimilars and generics to boost price competition, evaluate the inclusion of prices in drug makers’ ads to enhance price competition, speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers, avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid, work to give Medicare Part D plan sponsors more negotiation power with drug makers, examine which Medicare Part B drug prices could be negotiated by Medicare Part D plans, improve the design of the Medicare Part B Competitive Acquisition Program, update Medicare’s drug-pricing dashboard to increase transparency, prohibit Medicare Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance, and require that Medicare Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. The current presidential administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs, and has issued five executive orders intended to lower the costs of prescription drug products. More recently, the prior U.S. President issued five executive orders that are intended to lower the costs of prescription drug products.
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
We do not own the rights to our product, Auryxia. We have licensed and sublicensed the rights, patent or otherwise, to Auryxia from a third party, Panion, who in turn licenses certain rights to Auryxia from one of the inventors of Auryxia. The license agreement with Panion, or the Panion License Agreement, requires us to meet development milestones and imposes development and commercialization due diligence requirements on us. In addition, under the Panion License Agreement, we must pay royalties based on a mid-single digit percentage of net sales of product resulting from the licensed technologies, including Auryxia, and pay the patent filing, prosecution and maintenance costs related to the license. If we do not meet our obligations in a timely manner, or if we otherwise breach the terms of the Panion License Agreement, Panion could terminate the agreement, and we would lose the rights to Auryxia. For example, following announcement of the Merger, Panion notified Keryx in writing that Panion would terminate the Panion License Agreement on November 21, 2018 if Keryx did not cure the breach alleged by Panion, specifically, that Keryx failed to use commercially reasonable best efforts to commercialize Auryxia outside the United States. Keryx disagreed with Panion’s claims, and the parties entered discussions to resolve this dispute. On October 24, 2018, prior to the consummation of the Merger, we, Keryx and Panion entered into a letter agreement, or the Panion Letter Agreement, pursuant to which Panion agreed to rescind any and all prior termination threats or notices relating to the Panion License Agreement and waived its rights to terminate the license agreement based on any breach by us of our obligation to use commercially reasonable efforts to commercialize Auryxia outside the United States until the parties executed an amendment to the Panion License Agreement in accordance with the terms of the Panion Letter Agreement, following consummation of the Merger. On April 17, 2019, we and Panion entered into an amendment and restatement of the Panion License Agreement, or the Panion Amended License Agreement, which reflects certain revisions consistent with the terms of the Panion Letter Agreement. See Note 4 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for additional information regarding the Panion Amended License Agreement. Even though we entered into the Panion Amended License Agreement, there are no assurances that Panion will not allege other breaches of the Panion Amended License Agreement or otherwise attempt to terminate the Panion Amended License Agreement in the future. In addition, if Panion breaches its agreement with the inventor from whom it licenses rights to Auryxia, Panion could lose its license, which could impair or delay our ability to develop and commercialize Auryxia.
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
We rely on third parties to conduct our clinical studies and certain of our preclinical studies. If they do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to optimize the commercialization of Auryxia or obtain marketing approval for or commercialize vadadustat, and our business could be substantially harmed.
We do not have the ability to independently conduct certain preclinical and clinical trials. We are currently relying, and expect to continue to rely, on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our current and future preclinical studies and our clinical trials. The third parties on whom we rely may fail to perform effectively, or terminate their engagement with us, for a number of reasons, including the following:
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
Any of these events could cause our preclinical and clinical trials, including post-approval clinical trials, to be extended, delayed, suspended, required to be repeated or terminated, or we may receive untitled warning letters or be the subject of an enforcement action, which could result in our failing to obtain and maintain marketing approval of vadadustat or any other product candidates on a timely basis, or at all, or fail to maintain marketing approval of Auryxia, or any other products, any of which would adversely affect our business operations. In addition, if the third parties on whom we rely fail to perform effectively or terminate their engagement with us, we may need to enter into alternative arrangements, which could delay, perhaps significantly, the continued optimization of the commercialization of Auryxia and the development and commercialization of vadadustat or any other product candidates.
Even though we do not directly control the third parties on whom we rely to conduct our preclinical and clinical trials and therefore cannot guarantee the satisfactory and timely performance of their obligations to us, we are nevertheless responsible for ensuring that each of our clinical and preclinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements, including GXP requirements, and scientific standards, and our reliance on these third parties, including CROs, will not relieve us of our regulatory responsibilities. If we or any of our CROs, their subcontractors, or clinical or preclinical trial sites fail to comply with applicable GXP requirements, the clinical data generated in our trials may be deemed unreliable or insufficient, our clinical trials could be put on hold, and/or the FDA, the EMA or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical and preclinical trials must be conducted with drug product that meets certain specifications and is manufactured under applicable cGMP regulations. These requirements include, among other things, quality control, quality assurance, and the satisfactory maintenance of records and documentation.
We also rely on third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development, marketing approval or commercialization, resulting in additional costs and depriving us of potential product revenue.
We rely on third parties to conduct all aspects of our product manufacturing. The loss of these manufacturers, their failure to supply us on a timely basis, or their failure to successfully carry out their contractual duties or comply with regulatory requirements or guidance could cause delays in or disruptions to our supply chain and substantially harm our business.
We do not have any manufacturing facilities and do not expect to independently manufacture any product or product candidates. We currently rely, and expect to continue to rely, on third party manufacturers to produce all of our commercial, clinical and preclinical supply, including the vadadustat drug product that we supply to our collaboration partner, MTPC, for the Japanese market. Our reliance on third party manufacturers increases the risk that we will not have sufficient quantities of Auryxia and vadadustat or the ability to obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our and our partners' development or commercialization efforts.
We currently have two suppliers of Auryxia drug substance, Siegfried Evionnaz SA (two approved sites) and BioVectra Inc. (one approved site), and one supplier of Auryxia drug product, Patheon Inc., or Patheon (three approved sites). We have entered into supply agreements with Esteve Química, S.A. and STA Pharmaceutical Hong Kong Limited, a subsidiary of Wuxi AppTec, or STA, for the commercial manufacture of vadadustat drug substance and Patheon Inc. and STA for the commercial manufacture of vadadustat drug product. If any of the following occurs, we may not have sufficient quantities of Auryxia and/or vadadustat to support our clinical trials, commercialization, or obtaining and maintaining marketing approvals, which could materially and adversely impact our business and results of operations:
•we are unsuccessful in implementing additional redundant supply arrangements for commercial quantities of vadadustat or in maintaining our redundant supply arrangements for commercial quantities of Auryxia and vadadustat;
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
If any of our third party manufacturers cannot or do not perform as agreed or expected, including a misappropriation of our proprietary information, if they terminate their engagements with us, if we terminate our engagements with them, or if there is a significant disagreement, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into agreements with other third party manufacturers, which we may not be able to do in a timely manner or on favorable or reasonable terms, if at all. In some cases, there may be a limited number of qualified replacement manufacturers, or the technical skills or equipment required to manufacture a product or product candidate may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party, or a feasible alternative may not exist. These factors would increase our reliance on our current manufacturers or require us to file to obtain licenses in order to have another third party manufacture Auryxia or vadadustat. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the qualification of a new manufacturer and validation of manufacturing processes would negatively affect our ability to supply clinical trials, obtain and maintain marketing approval, or commercialize or satisfy patient demand for Auryxia and vadadustat, where approved, in a timely manner within budget or at all.
There are a limited number of manufacturers that are capable of manufacturing Auryxia and vadadustat for us and complying with cGMP regulations and guidance and other stringent regulatory requirements and guidance enforced by the FDA, EMA, PDMA and other regulatory authorities. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation, which occur in addition to our own quality assurance releases. The facilities and processes used by our third party manufacturers to manufacture Auryxia may be inspected by the FDA and other regulatory authorities at any time, and the facilities and processes used by our third party manufacturers to manufacture vadadustat will be inspected by the FDA, the EMA, PMDA and other regulatory authorities prior to or after we submit our marketing applications. We do not control the manufacturing processes of, and have little control over, our third party manufacturers, including, without limitation, their compliance with cGMP requirements and guidance for the manufacture of certain starting materials, drug substance and finished drug product. In addition, we have little control over the ability of our third party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Our third party manufacturers may experience problems with their manufacturing and distribution operations and processes, including, for example, quality issues, such as product specification and stability failures, procedural deviations, improper equipment installation or operation, utility failures, contamination, natural disasters and public health epidemics. We may also encounter difficulties relating to our own quality processes and procedures, including regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. If our third party manufacturers cannot successfully manufacture material that conforms to our specifications and regulatory requirements and guidance, or if we or our third party manufacturers experience manufacturing, operations and/or quality issues, including an inability or unwillingness to continue manufacturing our products at all, in accordance with agreed-upon processes or on currently validated manufacturing lines, we may not be able to supply patient demand or maintain marketing approval for Auryxia or secure and maintain marketing approval for vadadustat.
If the FDA, the EMA or other regulatory authorities do not approve the facilities being used to manufacture vadadustat, or if they withdraw any approval of the facilities being used to manufacture Auryxia or VafseoTM, in Japan, we may need to find alternative manufacturing facilities, which would significantly impact our ability to continue commercializing Auryxia or develop, obtain marketing approval for or market our product candidates, if approved. Moreover, our failure or the failure of our third party manufacturers to comply with applicable regulations or guidance, or our failure to oversee or facilitate such compliance, could result in sanctions being imposed on us or our third party manufacturers, including, where applicable, clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of Auryxia or vadadustat, operating restrictions, receipt of a Form 483 or warning letter, or criminal prosecutions, any of which could significantly and adversely affect the supply of Auryxia or vadadustat. For example, we recently had three limited, voluntary recalls of Auryxia. These and any other recalls or any supply, quality or manufacturing issues in the future and any related write-downs of inventory or other consequences could result in significant negative consequences, including reputational harm, loss of customer confidence, and a negative impact on our financials, any of which could have a material adverse effect on our business and results of operations, and may impact our ability to supply Auryxia, VafseoTM in Japan or vadadustat for commercial and clinical use. Also, if our starting materials, drug substance or drug product are damaged or lost while in our or our third party manufacturers’ control, it may adversely impact our ability to supply Auryxia or vadadustat, and we may incur significant financial harm.
In addition, Auryxia and vadadustat may compete with other products and product candidates for access to third party manufacturing facilities. A third party manufacturer may also encounter delays or operational issues brought on by sudden internal resource constraints, labor disputes, shifting priorities or shifting regulatory protocols, including, in each case, relating to the COVID-19 pandemic. Certain of these third party manufacturing facilities may be contractually prohibited from manufacturing Auryxia or vadadustat due to exclusivity provisions in agreements with our competitors. Any of the foregoing could negatively impact our third party manufacturers' ability to meet our demand, which could adversely impact our ability to supply Auryxia or vadadustat, and we may incur significant financial harm.
Our current and anticipated future dependence on third parties for the manufacture of Auryxia and vadadustat may adversely affect our and our partners' ability to commercialize Auryxia and vadadustat, where approved, on a timely and competitive basis and any future profit margins.
Third party manufacturers may be unable to manufacture Auryxia and vadadustat in sufficient quality and quantity, which would delay or prevent us from commercializing and developing.
As a result of the large quantity of materials required for the production of Auryxia and vadadustat and the large quantities of tablets that are required for our commercial success, the commercial viability of Auryxia and vadadustat, if and where approved, depends on adequate supply of starting materials that meet quality, quantity and cost standards and the ability of our contract manufacturers to continually produce drug substance and finished drug product that meets all manufacturing requirements on a commercial scale. Failure to achieve and maintain these levels of supply can jeopardize and prevent the successful commercialization of Auryxia and vadadustat, if and where approved. Moreover, issues that may arise in any scale-up and technology transfer and continued commercial scale manufacture of our products may lead to significant delays in our development, marketing approval and commercial timelines and negatively impact our financial performance. For example, a production-related issue resulted in an interruption in the supply of Auryxia in the third and fourth quarters of 2016. This supply interruption negatively impacted Keryx’s revenues in 2016. Although this supply interruption was resolved and actions designed to prevent future interruptions in the supply of Auryxia are ongoing, any future supply interruptions, whether quality or quantity based, for Auryxia and vadadustat, if and where approved, would negatively and materially impact our reputation and financial condition.
In addition, in order to complete our development of and commercialize vadadustat, if approved in regions beyond Japan, we will need to work with third party manufacturers to manufacture vadadustat in large quantities. Our current and future third party manufacturers may be unable to successfully achieve commercial scale production of vadadustat in a timely or cost-effective manner, if at all. In addition, quality issues may arise during scale-up activities. Any changes in our manufacturing processes as a result of scaling up may result in the need to obtain additional marketing approvals. If our third party manufacturers are unable to achieve commercial scale production or there is a need for additional marketing approvals of vadadustat, the development, marketing approval and commercialization of vadadustat may be delayed or infeasible, or ongoing commercialization of Auryxia or VafseoTM, in Japan may be unsuccessful, any of which could significantly harm our business.
We depend on collaborations with third parties for the development and commercialization of Auryxia, Riona and vadadustat. If our collaborations are not successful or if our collaborators terminate their agreements with us, we may not be able to capitalize on the market potential of Auryxia, Riona and vadadustat, and our business could be materially harmed.
We sublicensed the rights to commercialize Riona to JT and Torii in Japan. We entered into collaboration agreements with Otsuka to develop and commercialize vadadustat in the United States, Europe, China and certain other territories. We also entered into a collaboration agreement with MTPC to develop and commercialize vadadustat in Japan and certain other Asian countries. In addition, we have a license agreement with Vifor Pharma pursuant to which we granted an exclusive license to sell vadadustat to FKC and the Third Party Dialysis Organizations, approved by us, in the United States, which license would become effective only upon the satisfaction of certain conditions. We may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our and our partners' commercialization efforts with respect to Auryxia, Riona, Vafseo and our and our partners' development and commercialization efforts with respect to vadadustat and any other product candidates. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies.
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
•disputes may arise between a collaborator and us that cause the delay or termination of activities related to research, development or commercialization of Auryxia or vadadustat and any other product candidate, or that result in costly litigation or arbitration that diverts management attention and resources;
•collaborations may not lead to development or commercialization of products and product candidates, if approved, in the most efficient manner or at all;
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
If any of these events occurs, the market potential of Auryxia and vadadustat, if and where approved, and any other products or product candidates, could be reduced, and our business could be materially harmed. We also cannot be certain that, following a collaboration, the benefits of the collaboration will outweigh the potential risks.
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
We may not be successful in entering into additional collaborations as a result of many factors, including the following:
•competition in seeking appropriate collaborators;
•a reduced number of potential collaborators due to recent business combinations in the pharmaceutical industry;
•inability to negotiate collaborations on acceptable terms;

•inability to negotiate collaborations on a timely basis;
•a potential collaborator’s evaluation of Auryxia, vadadustat and any other product or product candidate;
•a potential collaborator’s resources and expertise; and
•restrictions due to an existing collaboration agreement.
If we are unable to enter into additional collaborations, we may have to delay or curtail the commercialization of Auryxia or vadadustat, if and where approved, reduce or delay its development program or other of our other development programs, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop or commercialize Auryxia or vadadustat, in the case of commercialization, where approved.
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
Our pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or potentially sell our product or in countries where others develop, manufacture and potentially sell products using our technologies. Moreover, our pending patent applications, if issued as patents, may not provide additional protection for our product.
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
Obtaining proof of direct infringement by a competitor for a method of use patent requires us to demonstrate that the competitors make and market a product for the patented use(s). Alternatively, we can prove that our competitors induce or contribute to others in engaging in direct infringement. Proving that a competitor contributes to or induces infringement of a patented method by another has additional proof requirements. For example, proving inducement of infringement requires proof of intent by the competitor. If we are required to defend ourselves against claims or to protect our own proprietary rights against others, it could result in substantial costs to us and the distraction of our management. An adverse ruling in any litigation or administrative proceeding could prevent us from marketing and selling Auryxia, increase the risk that a generic or other similar version of Auryxia could enter the market to compete with Auryxia, limit our development and commercialization of Auryxia, or otherwise harm our competitive position and result in additional significant costs. In addition, any successful claim of infringement asserted against us could subject us to monetary damages or injunction, which could prevent us from making or selling Auryxia. We also may be required to obtain licenses to use the relevant technology. Such licenses may not be available on commercially reasonable terms, if at all.
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

On August 23, 2018, Keryx submitted a Citizen Petition requesting, inter alia, that FDA recognize that Auryxia is eligible for five years of new chemical entity, or NCE, exclusivity based on its novel active ingredient and for three years exclusivity for the IDA Indication.  On January 19, 2019, FDA responded that Auryxia is eligible for a three-year exclusivity period for the IDA Indication, which expired on November 6, 2020.  FDA, however, denied the NCE exclusivity based on its determination that Auryxia contains a previously-approved active moiety (ferric cation). FDA’s decision on the Citizen Petition is subject to further review both within FDA and in the courts. On February 21, 2019, we filed a Petition for Reconsideration of FDA’s decision on the NCE determination for Auryxia.
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
In cases where NCE exclusivity has been granted to a new drug product, the 30-month stay triggered by such litigation is extended by the amount of time such that seven years and six months will elapse from the date of approval of the NDA for that product. Without NCE exclusivity, the 30-month stay on FDA final approval of an ANDA runs from the date on which the sponsor of the reference listed drug receives notice of a Paragraph IV certification from the ANDA applicant.
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
We may be forced to initiate litigation to enforce our contractual and intellectual property rights, or we may be sued by third parties asserting claims based on contract, tort or intellectual property infringement. In addition, third parties may have or may obtain patents in the future and claim that our product or any other technologies infringe their patents. If we are required to defend against suits brought by third parties, or if we sue third parties to protect our rights, we may be required to pay substantial litigation costs, and our management’s attention may be diverted from operating our business. In addition, any legal action against our licensor, licensees or us that seeks damages or an injunction of commercial activities relating to Auryxia, vadadustat or any other product candidates or other technologies, including those that may be in-licensed or acquired, could subject us to monetary liability, a temporary or permanent injunction preventing the development, marketing and sale of such products or such technologies, and/or require our licensor, licensees or us to obtain a license to continue to use such products or other technologies. We cannot predict whether our licensor, licensees or we would prevail in any of these types of actions or that any required license would be made available on commercially acceptable terms, if at all.
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. The pharmaceutical and biotechnology industries are characterized by extensive litigation over patent and other intellectual property rights. We have in the past and may in the future become a party to, or be threatened with, future adversarial litigation or other proceedings regarding intellectual property rights with respect to our product and product candidate. As the pharmaceutical and biotechnology industries expand and more patents are issued, the risk increases that our drug candidates may give rise to claims of infringement of the patent rights of others.
While our product candidate is in preclinical studies and clinical trials, we believe that the use of our product candidate in these preclinical studies and clinical trials in the United States falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e), which provides that it shall not be an act of infringement to make, use, offer to sell, or sell within the United States or import into the United States a patented invention solely for uses reasonably related to the development and submission of information to the FDA. As a result of the Merger, our portfolio includes a commercial product, Auryxia.  Consequently, there is an increased possibility of a patent infringement claim against us. We attempt to ensure that our product and product candidate and the methods we employ to manufacture them, as well as the methods for their use which we intend to promote, do not infringe other parties’ patents and other proprietary rights. There can be no assurance they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.
Third parties may hold or obtain patents or other intellectual property rights and allege in the future that the use of our product or product candidate infringes these patents or intellectual property rights, or that we are employing their proprietary technology without authorization. We do not believe that there are any currently issued U.S. patents that will prevent us from commercializing Auryxia or vadadustat; nor do we make any admission that any of such patents are valid, enforceable or infringed. Under U.S. law, a party may be able to patent a discovery of a new way to use a previously known compound, even if such compound itself is patented, provided the newly discovered use is novel and nonobvious. Such a method-of-use patent, however, if valid, only protects the use of a claimed compound for the specified methods claimed in the patent. This type of patent does not prevent persons from using the compound for any previously known use of the compound. Further, this type of patent does not prevent persons from making and marketing the compound for an indication that is outside the scope of the patented method. We are not aware of any valid U.S. patents issued to FibroGen, or any other person, that claim methods of using any of our product candidates for purposes of inhibiting hypoxia-inducible factor prolyl hydroxylases, or HIF-PHs, for the treatment of anemia due to CKD. For example, we are aware of certain patents that have been acquired by FibroGen directed to certain heterocyclic carboxamide compounds that are described as inhibitors of prolyl-4-hydroxylase. Those patents, however, are believed to have expired as of December 2014.
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
There may be other patents of FibroGen or patents of other third parties of which we are currently unaware with claims to compounds, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidate. Also, because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe.

Third parties, including FibroGen, may in the future claim that our product and product candidate and other technologies infringe upon their patents and may challenge our ability to commercialize Auryxia and vadadustat, if approved. Parties making claims against us or our licensees may seek and obtain injunctive or other equitable relief, which could effectively block our or their ability to continue to commercialize Auryxia or further develop and commercialize vadadustat or any other product candidates, including those that may be in-licensed or acquired. If any third party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our products or product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product or product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or our intended methods of use, including patient selection methods, the holders of any such patent may be able to block or impair our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. We may also elect to enter into a license in order to settle litigation or in order to resolve disputes prior to litigation. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our products or product candidates. Should a license to a third party patent become necessary, we cannot predict whether we would be able to obtain a license or, if a license were available, whether it would be available on commercially reasonable terms. If such a license is necessary and a license under the applicable patent is unavailable on commercially reasonable terms, or at all, our ability to commercialize our product or product candidate may be impaired or delayed, which could in turn significantly harm our business.
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
Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. Consequently, the breadth of our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some countries do not protect intellectual property rights to the same extent as laws in the United States. As a result, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other countries. Competitors may use our technologies in countries where we have not obtained patent protection to develop their own products and, further, may infringe our patents in territories where we have patent protection, but enforcement is not as strong as in the United States. These products may compete with our product and product candidate and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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

Risks Related to our Business and Industry
If we fail to attract, keep and motivate senior management and key personnel, we may be unable to successfully develop, obtain and/or maintain marketing approval of and commercialize Auryxia and vadadustat.
Recruiting and retaining qualified personnel is critical to our success. We are also highly dependent on our executives, certain members of our senior management and certain members of our commercial organization. The loss of the services of our executives, senior managers or other key employees, including employees in our commercial, development, regulatory, manufacturing and quality organizations, could impede the achievement of our research, development, regulatory and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Losing such key personnel subjects us to a number of risks, including the failure to coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the retention of historical knowledge. Furthermore, replacing executives, senior managers and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, obtain and/or maintain marketing approval of and commercialize Auryxia and vadadustat. Our future financial performance and our ability to develop, obtain and/or maintain market approval of and commercialize Auryxia and vadadustat and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to hire, train, integrate, and retain additional personnel with sufficient experience. We may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the intense competition among numerous biopharmaceutical companies for similar personnel, particularly in our geographic region.
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
Security breaches and unauthorized use of our Information Technology systems and information, or the Information Technology systems or information in the possession of our collaborators and other third-parties, could damage the integrity of our clinical studies, impact our regulatory filings, compromise our ability to protect our intellectual property, and subject us to regulatory actions that could result in significant fines or other penalties.
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
In the ordinary course of our business, we and our third party contractors maintain personal and other sensitive data on our and their respective networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our clinical trial patients and business partners. In particular, we rely on CROs and other third parties to store and manage information from our clinical trials. We also rely on third parties to manage patient information for Auryxia. The secure maintenance of this sensitive information is critical to our business and reputation.

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
Such attacks, whether successful or unsuccessful, or other compromises with respect to our information security and the measures we implement to prevent, detect and respond to them, could result in our incurring significant costs related to, for example, rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages or fines, or taking other remedial steps with respect to third parties, inadvertent diversion of cash, divert the attention of our management and key information technology resources, disrupt key business operations, harm our reputation and deter business partners from working with us. A compromise with respect to our information security could lead to public exposure of personal information of our clinical trial patients, Auryxia patients and others, and negative publicity. Publicity about vulnerabilities and attempted or successful incursions could damage the integrity of our studies or delay their completion. If a compromise to our information security were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, any loss of clinical trial data could result in delays in our regulatory approval efforts for our product candidates and significantly increase our costs to recover or reproduce the data.  In addition, such attacks could compromise our ability to protect our trade secrets and proprietary information from unauthorized access or misappropriation and a loss of, or damage to, our data or marketing applications. Inappropriate public disclosure of confidential or proprietary information could subject us to liability and cause delays in our product research, development and commercialization efforts. We currently do not maintain cybersecurity insurance to protect against losses due to security breaches.
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
•laws that require the reporting of true and accurate financial information and data; and
•U.S. state and federal securities laws and regulations and their non-U.S. equivalents.
We are currently closing out global clinical trials in countries where corruption is prevalent, and violations of any of these laws by our personnel or by any of our vendors or agents, such as our CROs or CMOs, could have a material adverse impact on our clinical trials and our business and could result in criminal or civil fines and sanctions. We are subject to complex laws that govern our international business practices. These laws include the FCPA, which prohibits U.S. companies and their intermediaries, such as CROs or CMOs, from making improper payments to foreign government officials for the purposes of obtaining or keeping business or to obtain any kind of advantage for the company. The FCPA also requires companies to keep accurate books and records and maintain adequate accounting controls. A number of past and recent FCPA investigations by the Department of Justice and the U.S. Securities and Exchange Commission have focused on the life sciences sector.
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
Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. This could include violations of HIPAA, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive. We are also exposed to risks in connection with any insider trading violations by employees or others affiliated with us.
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

The laws and regulations referenced above may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. It is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, or if any such action is instituted against our employees, consultants, independent contractors, CROs, CMOs, vendors or principal investigators, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, curtailment of our operations, disclosure of our confidential information and imprisonment, any of which could adversely affect our ability to operate our business and our results of operations.
We may encounter difficulties in managing our growth and expanding our operations successfully.
As we commercialize Auryxia and advance vadadustat through development and, if approved, commercialization, we have expanded and may need to further expand our capabilities or contract with third parties to provide these capabilities for us. In addition, we may encounter difficulties in managing the expanded operations of a larger and more complex company following the Merger as well as challenges associated with managing an increasingly diversified business.
We have strategic collaborations for the commercialization of Riona and the development and commercialization of vadadustat, which is now being marketed under the trade name VafseoTM by our collaboration partner, MTPC, in Japan. As our operations expand, including as they relate to vadadustat in the United States, we expect that we will need to manage additional relationships with various strategic collaborators, consultants, vendors, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management.
In addition, in connection with the Merger and our increasingly diversified business, we have experienced and may to continue to experience significant growth in our employee base. This growth has imposed and will continue to impose significant added responsibilities on members of management, including the need to recruit, hire, retain, motivate and integrate additional employees, including employees who joined us in connection with the Merger. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities, including the integration of Keryx’s business with our business.
Our future financial performance and our ability to commercialize Auryxia and vadadustat, if and where approved, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To manage our recent and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, procedures and processes, expand our facilities and continue to recruit, train, and retain additional qualified personnel. We may not be able to implement these improvements in an efficient or timely manner and may discover deficiencies in existing systems, procedures and processes. Moreover, the systems, procedures and processes currently in place or to be implemented may not be adequate for such growth. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, along with the competitive landscape for talent acquisition and retention in the biopharmaceutical industry, we may not be able to effectively manage the expansion of our operations or recruit, train, and retain additional qualified personnel. In addition, we may need to adjust the size of our workforce as a result of changes to our expectations for our business, which can result in diversion of management attention, disruptions to our business, and related expenses. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company or realizing the anticipated benefits of the Merger.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of Auryxia and vadadustat, if approved.
We face an inherent risk of product liability as a result of the clinical and commercial use of Auryxia and vadadustat. For example, we may be sued if Auryxia or vadadustat allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or product candidate, negligence, strict liability and breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of Auryxia or vadadustat, if approved. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, product liability claims may result in:
•decreased demand for Auryxia or vadadustat, if approved;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•delay or termination of clinical trials;
•our inability to continue to develop Auryxia or vadadustat;
•significant costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to study subjects or patients;
•product recalls or withdrawals, or labeling, marketing or promotional restrictions;
•decreased demand for Auryxia or vadadustat;
•loss of revenue;
•the inability to commercialize any Auryxia or vadadustat, if approved; and
•a decline in our stock price.
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
Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated biopharmaceutical companies have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Global Market has ranged from a low of $2.09 on October 30, 2020 to a high of $31.00 on June 20, 2014. The daily closing market price for our common stock has varied between a high price of $13.58 on June 30, 2020 and a low price of $2.22 on October 30, 2020 in the twelve-month period ending on February 24, 2021. During this time, the price per ordinary share has ranged from an intra-day low of $2.09 per share to an intra-day high of $13.71 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, developments related to and results of our clinical studies, developments related to our regulatory submissions, developments related to our ability to commercialize Auryxia and vadadustat, if approved, and any other product candidates, announcements by us or our competitors of significant mergers, acquisitions, licenses, strategic collaborations, joint ventures, collaborations or capital commitments, negative publicity around Auryxia or vadadustat, the results of competitive clinical trials, products or technologies, regulatory or legal developments in the United States and other countries, developments or disputes concerning patent applications, issued patents or other proprietary rights, the recruitment or departure of key personnel, the level of expenses related to Auryxia and vadadustat or any other product or product candidate, actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts, variations in our financial results or those of companies that are perceived to be similar to us, changes in the structure of healthcare payment systems, market conditions in the biopharmaceutical sector, general economic, industry and market conditions and others beyond our control. As a result of this volatility, our shareholders may not be able to sell their common stock at or above the price at which they purchased it.
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
According to the most recent filings made under Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, BlackRock, Inc., or BlackRock, beneficially owns approximately 7.9% of our outstanding shares of common stock, State Street Corporation, or State Street, beneficially owns approximately 15.6% of our outstanding shares of common stock, Wellington Management Group LLP, or Wellington, beneficially owns approximately 8.7% of our outstanding common stock, The Vanguard Group Inc., or Vanguard, beneficially owns approximately 5.8% of our outstanding shares of common stock and our former director, Muneer Satter, beneficially owned approximately 2.1% of our outstanding common stock. Subject to certain restrictions, Mr. Satter is able to sell his shares of common stock in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended. In addition, pursuant to our Fourth Amended and Restated Investors’ Rights Agreement, as amended, with Mr. Satter, he has the right, subject to certain conditions and with certain exceptions, to require us to file registration statements covering the shares common stock he owns or to include his shares in registration statements that we may file or in public offerings of our shares of common stock. Following their registration and sale under the applicable registration statement, those shares would become freely tradable. By selling a large number of shares of common stock, BlackRock, State Street, Wellington, Vanguard or Mr. Satter could cause the price of our common stock to decline.
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
In addition, we currently have on file with the SEC a shelf registration statement, which allows us to offer and sell certain registered securities, such as common stock, preferred stock, warrants and units, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale.
Sales of substantial amounts of shares of our common stock or other securities by our employees or our other shareholders or by us under our shelf registration statement, pursuant to at-the-market offerings or otherwise, could dilute our stockholders, lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.
Insiders and significant stockholders could cause us to take actions that may not be, or refrain from taking actions that may be, in our best interest or in the best interest of all of our stockholders.
As of December 31, 2020, we believe that our directors and executive officers, together with their affiliates, beneficially owned, in the aggregate, approximately 1.5% of our outstanding common stock. In addition, we have certain significant stockholders, including BlackRock, which beneficially owns approximately 7.9% of our outstanding shares of common stock, State Street, which beneficially owns approximately 15.6% of our outstanding shares of common stock, Wellington, which beneficially owns approximately 8.7% of our outstanding common stock, and Vanguard, which beneficially owns approximately 5.8% of our outstanding shares of common stock according to the most recent filings made under Section 13(d) and 13(g) of the

Exchange Act. If they were to choose to act together, they would have significant influence on all matters submitted to our stockholders for approval, as well as our management and affairs, such as:
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
As a public company, and particularly since December 31, 2019 when we ceased to be an “emerging growth company” and December 31, 2020 when we became a "large accelerated filer", we have and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, or the SOX Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and certain corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly.
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
We have identified a material weakness in our internal control over financial reporting relating to our inventory process. If we are not able to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting which would harm our business and the trading price of our common stock.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to maintain or implement required new or improved controls, or difficulties encountered in implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the SOX Act, or Section 404, or any testing by our independent registered public accounting firm, which became required for us as of December 31, 2019, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. For example, as of December 31, 2019, management and our independent registered public accounting firm concluded that our internal control over financial reporting relating to our inventory process was not effective because of a material weakness due to our failure to design and maintain effective controls over the completeness, accuracy and presentation and disclosure of inventory. Despite remediation efforts we undertook during fiscal 2020 and continue to make, our management and independent registered public accounting firm have concluded that, as of December 31, 2020, our internal control over financial reporting relating to our inventory process was not effective because of a material weakness due to our failure to design and maintain effective controls over the completeness, accuracy and presentation and disclosure of inventory. For more information about this material weakness, see Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K. Although we have initiated remediation measures to address the material weakness, we cannot provide assurance that we will be able to correct this material weakness in a timely manner or that our remediation efforts will be adequate to allow us to conclude that our internal controls will be effective in the future. Even if this material weakness is remediated in the future, our internal control over financial reporting could in the future have additional material weaknesses, deficiencies or conditions that could require correction or remediation.

We will need to continue to dedicate internal resources, engage outside consultants and maintain a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to remediate the material weakness relating to our inventory process described above and any future control deficiencies or material weaknesses, and improve control processes as appropriate, validate through testing that controls are functioning as documented and maintain a continuous reporting and improvement process for internal control over financial reporting. If we are not able to correct material weaknesses or deficiencies in internal controls in a timely manner or otherwise comply with the requirements of Section 404 in a timely manner, our ability to record, process, summarize and report financial information accurately and within applicable time periods may be adversely affected and we could be subject to sanctions or investigations by the Securities and Exchange Commission, the Nasdaq Stock Market or other regulatory authorities as well as shareholder litigation which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our Charter and Amended and Restated Bylaws contain provisions that eliminate, to the maximum extent permitted by the General Corporation Law of the State of Delaware, or DGCL, the personal liability of our directors and executive officers for monetary damages for breach of their fiduciary duties as a director or officer. Our Charter and our Amended and Restated Bylaws also provide that we will indemnify our directors and executive officers and may indemnify our employees and other agents to the fullest extent permitted by the DGCL.

In addition, as permitted by Section 145 of the DGCL our Amended and Restated Bylaws and our indemnification agreements that we have entered into with our directors and executive officers provide that:
•We will indemnify our directors and officers, as defined in our Amended and Restated Bylaws, for serving us in those capacities or for serving other related business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
•We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
•We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
•The rights conferred in our Amended and Restated Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

Any claims for indemnification made by our directors or officers could impact our cash resources and our ability to fund the business.

Provisions in our organizational documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our Charter and our Amended and Restated By-Laws contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our Board of Directors is responsible for appointing certain members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, these provisions:
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
In addition, Section 203 of the DGCL prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
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
Our Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Charter provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL our Charter or our Amended and Restated By-Laws, or (4) any other action asserting a claim against us, our directors, officers or other employees that is governed by the internal affairs doctrine. Under our Charter, this exclusive forum provision will not apply to claims that are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Exchange Act, or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Charter described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Charter inapplicable to, or unenforceable with respect to, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
We are currently subject to legal proceedings that could result in substantial costs and divert management's attention, and we could be subject to additional legal proceedings.
We are currently subject to legal proceedings as described in Part I, Item 3. Legal Proceedings and additional claims may arise in the future. In addition, securities class action and derivative lawsuits and other legal proceedings are often brought against companies for any of the risks described in this Annual Report on Form 10-K following a decline in the market price of their securities. In connection with any litigation or other legal proceedings, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. In addition, if other resolution or actions taken as a result of legal proceedings were to restrain our ability to operate or market our products and services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We could also suffer an adverse impact on our reputation, negative publicity and a diversion of management’s attention and resources, which could have a material adverse effect on our business.
Because we do not anticipate paying any cash dividends on our capital in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gain.
We have never declared or paid cash dividends on our capital stock. Any payment of cash dividends in the future would be at the discretion of our Board of Directors and would depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Board of Directors deems relevant. We currently intend to retain all of our future earnings, if any, to finance the development and growth of our business. In addition, the terms of the Loan Agreement preclude us from paying cash dividends and future debt agreements may preclude us from paying cash dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in Cambridge, Massachusetts. We currently lease approximately 65,167 square feet of office and lab space in Cambridge, Massachusetts, and 27,300 square feet of office space in Boston, Massachusetts. Excluding renewal options, the lease for the Cambridge, Massachusetts office space expires on September 11, 2026, the lease for the Cambridge, Massachusetts lab space expires on January 31, 2025, and the lease for the Boston, Massachusetts office space expires on February 28, 2023. In September 2019, Keryx entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms for our future growth.

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
In September 2018, Dr. Reddy’s Laboratories Limited filed an opposition to our issued Indian Patent No. 287720 in the Indian Patent Office.

Opposition and Invalidity Proceedings Against FibroGen, Inc.
We filed an opposition in the EPO against FibroGen, Inc.’s, or FibroGen’s, European Patent No. 1463823, or the ’823 EP Patent on December 5, 2013, and an oral proceeding took place March 8 and 9, 2016. Following the oral proceeding, the Opposition Division of EPO ruled that the patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. FibroGen has appealed that decision. Likewise, we also filed an invalidity proceeding before the Japan Patent Office, or JPO, on June 2, 2014 against certain claims of FibroGen’s Japanese Patent No. 4804131, or the ’131 JP Patent, which is the Japanese counterpart to the ’823 EP Patent, and the JPO issued a preliminary decision finding all of the challenged claims to be invalid. FibroGen subsequently amended the claims and the JPO accepted the amendments. The resulting ’131 JP Patent does not cover vadadustat or any pyridine carboxamide compounds. To date, the U.S. Patent and Trademark Office has not issued FibroGen a patent covering the same claim scope as it obtained initially in Europe and Japan in the ’823 EP Patent and ’131 JP Patent. In the event FibroGen were to obtain such a patent in the United States, we may decide to challenge the patent as we have done in Europe and Japan.

On May 13, 2015, May 20, 2015 and July 6, 2015, we filed oppositions to FibroGen’s European Patent Nos. 2322155, or the ’155 EP Patent, 1633333, or the ’333 EP Patent, and 2322153, or the ’153 EP Patent in the EPO, respectively, requesting the patents be revoked in their entirety. These related patents claim, among other things, various compounds that either stabilize HIFα or inhibit a HIF hydroxylase or a HIF prolyl hydroxylase, or HIF-PH, for treating or preventing various conditions, including, among other things, iron deficiency, microcytosis associated with iron deficiency, anemia of chronic disease, anemia wherein the subject has a transferrin saturation of less than 20%, anemia refractory to treatment with exogenously administered erythropoietin and microcytosis in microcytic anemia. Such method of use patents do not prevent persons from using the compound for other uses, including any previously known use of the compound. In particular, these patents do not claim methods of using any of our product candidates for purposes of inhibiting HIF-PH for the treatment of anemia due to chronic kidney disease, or CKD. While we do not believe these patents will prevent us from commercializing vadadustat for the treatment of anemia due to CKD, we filed these oppositions to provide us and our collaborators with maximum flexibility for developing vadadustat and our pipeline of investigational oral hypoxia-inducible factor prolyl hydroxylase inhibitor, or HIF-PHI, compounds.

Oppositions to the ’155 EP Patent and the ’153 EP Patent were also filed in the EPO by Glaxo Group Limited, or Glaxo, and by Bayer Intellectual Property GmbH, Bayer Pharma Aktiengesellschaft, and Bayer Animal Health GmbH, or, collectively, Bayer. Glaxo withdrew its oppositions on March 2, 2020.

With regard to the opposition that we filed in Europe against the ’333 EP Patent, an oral proceeding took place on December 8 and 9, 2016. Following the oral proceeding, the Opposition Division of the EPO ruled that the patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. On December 9, 2016, FibroGen filed a notice to appeal the decision to revoke the ’333 EP Patent. An oral proceeding for the appeal is scheduled for February 2022.

In oral proceedings held on May 29, 2017, regarding the ’155 EP Patent, the European Opposition Division ruled that the ’155 EP Patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. FibroGen filed a notice to appeal the decision to revoke the ’155 EP Patent on May 29, 2017. An oral proceeding for the appeal is scheduled for February 2022.

Subsequently, in related oral proceedings held on May 31, 2017 and June 1, 2017 for the ’153 EP Patent, the Opposition Division of the EPO maintained the patent after FibroGen significantly narrowed the claims to an indication for which vadadustat is not intended to be developed. We and Glaxo separately filed notices to appeal the decision to maintain the ’153 EP Patent on November 9, 2017. Bayer filed a notice to appeal the decision on November 14, 2017. An oral proceeding for the appeal is scheduled for February 2022.

On April 3, 2019, we filed oppositions to FibroGen’s European Patent Nos. 2289531, or the ’531 EP Patent, and 2298301, or the ’301 EP Patent in the EPO, respectively, requesting the patents be revoked in their entirety. Oral proceedings for oppositions to the two patents are scheduled for September 2021.

On February 10, 2020, we filed an opposition to FibroGen’s European Patent No. 2324834 in the EPO requesting the patent to be revoked in its entirety.

On May 21, 2018, we filed a Statement of Claim in Canadian Federal Court to challenge the validity of three of FibroGen’s HIF-related patents in Canada: CA 2467689, CA 2468083, and CA 2526496. On June 25, 2020, the parties agreed to dismiss the CA 2467689 patent from the lawsuit. On February 16, 2021, the parties agreed to dismiss the lawsuit in its entirety.

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

A trial was conducted in March 2020. On April 20, 2020, the Patents Court of the UK issued a judgment in favor of Akebia, which invalidated all the claims at issue in each of the ’823 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), the ’155 EP Patent (UK) and the ’301 EP Patent (UK). The ’531 EP Patent (UK) was amended to a single claim to recite one specific compound; this claim was held to be valid but not infringed by vadadustat. On June 11, 2020, FibroGen and Astellas appealed the Patents Court’s judgment on the invalidity of the ’823 EP Patent (UK), the ’301 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), and the ’155 EP Patent (UK) in the Court of Appeal (Civil Division).

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

On March 29, 2019, April 2, 2019, and April 12, 2019, Keryx received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA by Lupin Ltd., Watson Laboratories, Inc., or Watson, a wholly-owned, indirect subsidiary of Teva, and Par Pharmaceutical, Inc., or Par, an Endo International company, or Endo, respectively, requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet). On May 10, 2019, Keryx, Panion and Dr. Hsu filed a complaint for patent infringement against Lupin Ltd. in the Delaware District Court arising from Lupin Ltd.’s ANDA filing with the FDA. On May 10, 2019, Keryx and Panion filed a complaint for patent infringement against Watson and the Teva Defendants, or the Watson Defendants, in the Delaware District Court arising from Watson’s ANDA filing with the FDA. On May 15, 2019, Keryx and Panion filed a complaint for patent infringement against the Watson Defendants in the United States District Court for the District of Nevada, or the Nevada District Court, from Watson’s ANDA filing with the FDA. On May 23, 2019, Keryx and Panion filed a complaint for patent infringement against Par in the Delaware District Court arising from Par’s ANDA filing with the FDA. On May 24, 2019, Keryx and Panion filed a complaint for patent infringement against Par, in the United States District Court for the Southern District of New York, or the Southern New York District Court, arising from Par’s ANDA filing with the FDA. On June 4, 2019, Keryx and Panion filed a notice of voluntary dismissal to dismiss the suit in the Nevada District Court in view of the Watson Defendants’ consent to venue of the Delaware District Court. On June 26, 2019, Keryx, Panion and Dr. Hsu notified the Judicial Panel on Multidistrict Litigation of additional actions in the Delaware District Court against the Lupin Defendants and the Watson Defendants. On July 31, 2019, the Judicial Panel on Multidistrict Litigation issued an order to consolidate all of our ANDA cases in Delaware District Court for pretrial proceedings. On August 26, 2019, Keryx filed an amended complaint against the Lupin Defendants in the Delaware District Court arising from the Lupin Defendants’ ANDA filings with the FDA. On September 19, 2019, the Delaware District court set a trial date for February 8, 2021. The trial has been rescheduled for June 28, 2021. On January 13, 2021, the Delaware District court vacated the deadlines for the case involving Mylan pending resolution of a discovery dispute; this order had no effect on the action against the Chemo Defendants. On February 2, 2021, the Delaware District court stayed the case involving the Chemo Defendants until March 4, 2021; this order had no effect on the action against Mylan.

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

As a result of the timely filing of these lawsuits against the Chemo Defendants and Mylan in accordance with the relevant statute, a 30-month stay of approval was imposed by the FDA on Chemo’s ANDA and Mylan’s ANDA, absent an earlier judgment by the court in each of these lawsuits finding the patents at issue invalid, unenforceable or not infringed. We and the other plaintiffs in each of these lawsuits are seeking, among other relief, an order that the effective date of FDA approval of the ANDA be a date no earlier than the expiration of each of the patents at issue and equitable relief enjoining the Chemo Defendants and Mylan from infringing these patents. On January 13, 2021, the Delaware District court vacated the deadlines for the case involving Mylan pending resolution of a discovery dispute; this order had no effect on the action against the Chemo Defendants. On February 2, 2021, the Delaware District court stayed the case involving the Chemo Defendants until March 4, 2021; this order had no effect on the action against Mylan.

CMS Litigation
On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts, or the Massachusetts District Court, against Centers for Medicare & Medicaid Services, or CMS, the U.S. Department of Health and Human Services, Alex M. Azar II in his official capacity as Secretary of Health and Human Services, and Seema Verma in her official capacity as administrator for CMS challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or the IDA Indication, and imposing a prior authorization requirement for Auryxia in the treatment of adult patients with CKD on dialysis, or the Hyperphosphatemia Indication. On October 29, 2019, we filed a motion for a preliminary injunction asking the court to provide relief while the lawsuit is pending, specifically, to restore coverage of Auryxia for the IDA Indication, and to remove the prior authorization requirement for Auryxia for the Hyperphosphatemia Indication. In the alternative, we filed a motion for summary judgment with the court asking it to decide the case on the merits. On February 4, 2020, the court denied our request for a preliminary injunction. We filed an expedited appeal with the Court of Appeals for the First Circuit challenging the district court’s denial of our motion for a preliminary injunction. The First Circuit Court of Appeals held oral argument on August 14, 2020, and affirmed the district court’s denial of our request for a preliminary injunction on September 30, 2020. The case is now before the district court. As a result, Auryxia remains not covered by Medicare for the IDA Indication and the prior authorization requirement for Auryxia for the Hyperphosphatemia Indication also remains in place.

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

Legal Proceedings Relating to the Merger
On June 28, 2018, we entered into an Agreement and Plan of Merger with Keryx and Alpha Therapeutics Merger Sub, Inc., or the Merger Sub, pursuant to which the Merger Sub would merge with and into Keryx, with Keryx becoming a wholly owned subsidiary of ours, or the Merger. On December 12, 2018, we completed the Merger. In October and November 2018, four purported shareholders of Keryx filed four separate putative class actions, or the Merger Securities Actions, against Keryx, a former officer and director of Keryx (Jodie P. Morrison), former directors of Keryx (Kevin J. Cameron, Mark J. Enyedy, Steven C. Gilman, Michael T. Heffernan, Daniel P. Regan and Michael Rogers, some of whom are current members of our Board of Directors), and, with respect to the Rosenblatt action discussed below, the Merger Sub and Akebia, challenging the disclosures made in connection with the Merger.

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

On April 2, 2019, the Delaware District Court granted Abraham Kiswani, a member of the putative class in both the Andreula and Corwin actions, and plaintiff John Andreula’s motion to consolidate the remaining two Merger Securities Actions pending in the Delaware District Court and consolidated the Corwin and Andreula cases under the caption In re Keryx Biopharmaceuticals, Inc., or the Consolidated Action. The Delaware District Court also appointed Kiswani and plaintiff Andreula as lead plaintiffs for the Consolidated Action. On June 3, 2019, the lead plaintiffs filed a consolidated amended complaint in the Consolidated Action, or the Consolidated Complaint. The Consolidated Complaint generally alleged that the registration statement filed in connection with the Merger contained allegedly false and misleading statements or failed to disclose certain allegedly material information in violation of Section 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 14a-9 promulgated thereunder. The alleged misstatements or omissions related to (i) certain financial projections for Keryx and Akebia and certain financial analyses performed by our advisors and (ii) any alleged negotiations that may have taken place regarding the conversion of certain convertible notes of Keryx in connection with the Merger. The Consolidated Complaint sought compensatory and/or rescissory damages, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 thereunder, and an award of lead plaintiffs’ costs, including reasonable allowance for attorneys’ fees and experts’ fees. The defendants in the Consolidated Action moved to dismiss the Consolidated Complaint in its entirety and with prejudice on August 2, 2019. On April 15, 2020, the Delaware District Court granted the defendants’ motion and dismissed the Consolidated Action in its entirety. On July 2, 2020, lead plaintiffs filed a second consolidated amended complaint, or the Second Consolidated Complaint. The Second Consolidated Complaint (i) asserts the same claims under the Exchange Act as the Consolidated Complaint, (ii) names the same defendants as the Consolidated Complaint, (iii) seeks the same relief as the Consolidated Complaint and (iv) as with the Consolidated Complaint, challenges as false or misleading alleged misstatements or omissions related to certain financial projections for Keryx and Akebia and certain financial analyses performed by our advisors. The defendants in the Consolidated Action moved to dismiss the Second Consolidated Amended Complaint in its entirety with prejudice on August 10, 2020. Briefing on defendants’ motion to dismiss was completed on September 28, 2020, and the court has not yet issued a decision.

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
Holders
At February 22, 2021, there were approximately 30 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our loan agreement with funds managed by Pharmakon Advisors, LP preclude us from paying cash dividends and future debt agreements may preclude us from paying cash dividends. Payment of future dividends, if any, on our common stock will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, anticipated cash needs, and plans for expansion.
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
Set forth below is a graph comparing the total cumulative returns of Akebia Therapeutics, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes $100 was invested on December 31, 2015 in our common stock and each of the indices and that all dividends, if any, are reinvested. The performance shown represents past performance and should not be considered an indication of future performance.

Securities Authorized for Issuance under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K.

Item 6. Selected Financial Data
The selected consolidated financial data set forth below for the years ended December 31, 2020, 2019 and 2018 and as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the years ended December 31, 2017 and 2016 and as of December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K. You should read these data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K under the captions “Financial Statements and Supplementary Data.” The selected financial data in this section are not intended to replace our consolidated financial statements and related notes and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per share data)
Consolidated statements of operations data:
Revenues:
Product revenue, net	$128,901	$111,119	$6,824	$—	$—
License, collaboration and other revenue	166,406	223,882	200,918	181,227	1,535
Total revenues	295,307	335,001	207,742	181,227	1,535

Cost of goods sold	295,908	145,336	7,768	—	—
Operating expenses	375,841	475,953	378,135	257,901	137,995
Loss from operations	(376,442)	(286,288)	(178,161)	(76,674)	(136,460)
Other income (expense), net	(7,015)	(2)	6,235	3,003	713
Benefit for income taxes	—	(6,631)	(28,338)	—	—
Net loss	$(383,457)	$(279,659)	$(143,588)	$(73,671)	$(135,747)
Net loss per share applicable to common stockholders—basic and diluted(1)	$(2.77)	$(2.36)	$(2.47)	$(1.69)	$(3.60)
Weighted-average number of common shares used in net loss per share applicable to common stockholders—basic and diluted	138,463,152	118,395,919	58,038,252	43,500,795	37,716,949

(1)See Note 2 of the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of the method used to calculate basic and diluted net loss per share of common stock.

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and available for sale securities	$268,690	$147,694	$321,640	$317,792	$260,343
Working capital	184,291	101,415	202,582	217,250	182,053
Total assets	644,139	771,201	996,540	364,257	300,216
Accumulated deficit	(1,177,511)	(794,054)	(514,395)	(370,807)	(297,136)
Total stockholders’ equity	247,618	394,757	635,928	122,574	68,120

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
Business Overview
We are a biopharmaceutical company with the purpose of bettering the life of each person impacted by kidney disease. Since our initial public offering in 2014, we have built a business focused on developing and commercializing innovative renal therapeutics that we believe serves as a foundation for future growth. As a leader in the kidney community, we remain committed to helping patients and others where we believe our current and future products have the ability to deliver value. Our portfolio includes a late-stage product candidate and a commercial product:
•Vadadustat is an investigational oral hypoxia-inducible factor prolyl hydroxylase inhibitor, or HIF-PHI, designed to mimic the physiologic effect of altitude on oxygen availability. At higher altitudes, the body responds to lower oxygen availability with stabilization of hypoxia-inducible factor, or HIF, which stimulates erythropoietin, or EPO, production and leads to red blood cell, or RBC, production and improved oxygen delivery to tissues. The significance of the HIF pathway was recognized by the 2019 Nobel Prize and the 2016 Albert Lasker Basic Medical Research Award, which honored the three physician-scientists who discovered the HIF pathway and elucidated this primary oxygen sensing mechanism that is essential for survival. We believe that, based on the HIF-PHI mechanism of action and clinical data to date, vadadustat has the potential to set a new oral standard of care for the treatment of anemia due to chronic kidney disease, or CKD.
We recently completed the global Phase 3 clinical development program for vadadustat, which included two separate programs, INNO2VATE and PRO2TECT. INNO2VATE evaluated vadadustat for the treatment of anemia due to CKD in adult patients on dialysis, or DD-CKD, and PRO2TECT evaluated vadadustat for the treatment of anemia due to CKD in adult patients not on dialysis, or NDD-CKD.
In May of 2020, we announced positive top-line results from our Phase 3 INNO2VATE program that showed vadadustat was non-inferior to darbepoetin alfa, an injectable erythropoiesis-stimulating agent, or ESA, with respect to hematological efficacy (change in hemoglobin concentration) and cardiovascular safety (assessed in a time to the first occurrence of a major adverse cardiovascular event (MACE) analysis, which is the composite of all-cause mortality, nonfatal myocardial infarction, or a nonfatal stroke) in treating anemia due to CKD in DD-CKD adult patients. In addition to meeting the primary endpoints of the INNO2VATE program, vadadustat met the key secondary hematological efficacy endpoint in each of the two studies in the program and also met the program's key secondary safety endpoints. The results of the INNO2VATE program were presented at American Society of Nephrology, or ASN, in October of 2020.

In September of 2020, we announced top-line results from our Phase 3 PRO2TECT program that showed vadadustat was non-inferior to darbepoetin alfa with respect to hematological efficacy in treating anemia due to CKD in NDD-CKD adult patients. While the PRO2TECT data showed that vadadustat achieved both the primary and key secondary hematological efficacy endpoints, it did not meet the program's primary cardiovascular safety (MACE) endpoint. These cardiovascular outcomes contrast with those reported within the INNO2VATE program, which evaluated vadadustat for the treatment of anemia due to CKD in DD-CKD adult patients. The results of the PRO2TECT program were presented at ASN in October of 2020. Simultaneous with the PRO2TECT ASN presentation, we presented additional analyses, conducted by Akebia, of data from the PRO2TECT program that revealed that the greater number of MACE events observed among vadadustat patients as compared to the active comparator was primarily related to an excess of non-cardiovascular death and death-of-unknown-cause in regions outside of the United States where significant differences in treatment patterns for NDD-CKD patients were observed.
We plan to proceed with the submission of a New Drug Application, or NDA, for vadadustat by the middle of the second quarter of 2021 for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients. We are also working in close collaboration with our collaboration partner, Otsuka Pharmaceutical

Co. Ltd., to prepare a Marketing Authorization Application, or MAA, for vadadustat for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients for submission to the European Medicines Agency, or EMA, expected in 2021. However, as vadadustat did not meet the PRO2TECT program's primary safety endpoint, we are remaining cautious in our outlook for potential approval of vadadustat in NDD-CKD adult patients in the United States and Europe.
In June of 2020, we announced the first regulatory approval of vadadustat for the treatment of anemia due to CKD in DD-CKD and NDD-CKD adult patients in Japan. Our collaboration partner in Japan, Mitsubishi Tanabe Pharma Corporation, or MTPC, commenced commercial sales of vadadustat in Japan under the trade name, VafseoTM, in August 2020.
In addition to anemia due to CKD, we believe that vadadustat has the potential to treat other serious or life-threatening conditions, including preventing and lessening the severity of acute respiratory distress syndrome, or ARDS, a complication of severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), or COVID-19, infection. More specifically, in July of 2020, we announced an investigator-sponsored clinical study by The University of Texas Health Science Center at Houston, or UTHealth, in Houston, Texas, evaluating the use of vadadustat as a potential therapy to prevent and lessen the severity of ARDS in up to 400 adult patients who have been hospitalized due to COVID-19. Within this randomized, double-blind, placebo-controlled study, patients will be dosed with vadadustat or a placebo starting within 24 hours of hospital admission and continuing for up to 14 days. This study is being conducted under a U.S. Food and Drug Administration, or FDA, Investigational New Drug application, or IND, with UTHealth as the study sponsor and is currently enrolling patients. In January of 2021, UTHealth announced that it had been awarded $5.1 million in funding from the U.S. Department of Defense, or DOD, to expand this clinical trial at its facilities.
•Auryxia® (ferric citrate) is approved and marketed in the United States for two indications: (1) the control of serum phosphorus levels in adult patients with DD-CKD, or the Hyperphosphatemia Indication, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with NDD-CKD, or the IDA Indication. Ferric citrate is also approved and marketed in Japan as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, under the trade name Riona (ferric citrate hydrate).
Vadadustat
Top-line Results from Global Phase 3 INNO2VATE Program within DD-CKD Adult Patients
The two INNO2VATE studies (Correction/Conversion and Conversion), which collectively enrolled 3,923 patients, evaluated the efficacy and safety of vadadustat versus darbepoetin alfa for the treatment of anemia due to CKD in DD-CKD adult patients.
Vadadustat achieved the primary and key secondary efficacy endpoint in each of the two INNO2VATE studies, demonstrating non-inferiority to darbepoetin alfa as measured by a mean change in hemoglobin, or Hb, between baseline and the primary evaluation period (weeks 24 to 36) and secondary evaluation period (weeks 40 to 52). Vadadustat also achieved the primary safety endpoint of the INNO2VATE program, defined as non-inferiority of vadadustat versus darbepoetin alfa in time to first occurrence of MACE across both INNO2VATE studies.
Primary and Key Secondary Efficacy Endpoint Results
Vadadustat achieved each of the INNO2VATE studies’ primary efficacy endpoints of mean change in Hb between baseline and the primary evaluation period compared to darbepoetin alfa, in DD-CKD adult patients, demonstrating non-inferiority to darbepoetin alfa based on using a non-inferiority margin of -0.75 g/dL.
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
INNO2VATE results on key secondary safety endpoints showed that vadadustat also demonstrated non-inferiority to darbepoetin alfa in analyses of expanded MACE, cardiovascular MACE, cardiovascular mortality, and all-cause mortality.
Top-line Results from Global Phase 3 PRO2TECT Program within NDD-CKD Adult Patients
The two PRO2TECT studies (Correction and Conversion), which collectively enrolled 3,476 patients, evaluated the efficacy and safety of vadadustat for the treatment of anemia due to CKD in NDD-CKD adult patients.
Vadadustat achieved the primary and key secondary efficacy endpoint in each of the two PRO2TECT studies, demonstrating non-inferiority to darbepoetin alfa as measured by a mean change in Hb between baseline and the primary evaluation period (weeks 24 to 36) and secondary evaluation period (weeks 40 to 52). Vadadustat did not meet the primary safety endpoint of the PRO2TECT program, defined as non-inferiority of vadadustat versus darbepoetin alfa in time to first occurrence of MACE across both PRO2TECT studies.
Primary and Key Secondary Efficacy Endpoint Results
Vadadustat achieved each of the PRO2TECT studies' primary efficacy endpoints of mean change in Hb between baseline and the primary evaluation period compared to darbepoetin alfa, in adult patients on dialysis, demonstrating non-inferiority to darbepoetin alfa using an NI margin of -0.75 g/dL.
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
Analysis of MACE events conducted by Akebia in the PRO2TECT program revealed that the greater number of MACE events observed among vadadustat patients as compared to the active comparator was primarily related to an excess of non-cardiovascular death and death-of-unknown-cause in regions outside of the United States where significant differences in treatment patterns for NDD-CKD patients were observed.

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

In October 2020, we announced that based on these analyses and the totality of the data from our Phase 3 program, we plan to pursue regulatory approval in the United States for vadadustat for the treatment of anemia in adult NDD-CKD patients. However, as vadadustat did not meet the PRO2TECT program's primary safety endpoint, we are remaining cautious in our outlook for potential approval of vadadustat in adult NDD-CKD patients and we look forward to working with the FDA in their review of these data.

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

Regulatory and Commercialization Strategy
Based on the strength of the INNO2VATE data, the additional analyses of data from PRO2TECT conducted by Akebia and the totality of the data from our Phase 3 program, following our October 2020 pre-NDA meeting with the FDA, we plan to proceed with the submission of an NDA for vadadustat by the middle of the second quarter of 2021 for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients. We are also working in close collaboration with Otsuka Pharmaceutical Co. Ltd., to prepare a Marketing Authorization Application, or MAA, for vadadustat for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients for submission to the European Medicines Agency, or EMA, expected in 2021. However, as vadadustat did not meet the PRO2TECT program's primary safety endpoint, we are remaining cautious in our outlook for potential approval of vadadustat in NDD-CKD adult patients in the United States and Europe.
We are in the process of supporting MTPC's commercial launch of vadadustat in Japan, preparing for a potential commercial launch of vadadustat in the United States and supporting potential commercial launches of vadadustat in certain other markets. Our ability to launch vadadustat in the United States is dependent on the successful filing and defense of an NDA, and approval by the FDA.

We plan to commercialize vadadustat, subject to FDA approval, in the United States with our well-established, nephrology-focused commercial organization, while leveraging our collaboration with Otsuka and its U.S. nephrology commercial organization. We granted Otsuka exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. We granted MTPC exclusive rights to commercialize vadadustat in Japan, where MTPC commenced commercial sales of vadadustat under the trade name, VafseoTM, in August 2020, and in certain other countries in Asia, subject to marketing approvals. In addition, we granted Vifor (International) Ltd., or Vifor Pharma, an exclusive license to sell vadadustat to FKC and Third Party Dialysis Organizations, which combined manage up to approximately 60% of the dialysis patients in the United States, which would be effective upon FDA approval of vadadustat, the earlier of vadadustat’s reimbursement under a bundled reimbursement model or using the TDAPA, and a milestone payment by Vifor Pharma. During the term of the license agreement, Vifor Pharma is not permitted to sell any HIF product that competes with vadadustat in the United States to FKC or its affiliates or to any Third Party Dialysis Organization, and we may not directly supply vadadustat to FKC or any other affiliate of Fresenius Medical Care North America, or FMCNA, or any Third Party Dialysis Organization. For more information about our license, collaboration and strategic agreements relating to vadadustat, see Part I, Item 1. Business – License, Collaboration and Other Strategic Agreements – Vadadustat.
We entered into a letter agreement on February 14, 2020, or the Letter Agreement, with Vifor Pharma, relating to Vifor Pharma’s agreement with a third party to purchase a Priority Review Voucher, or the PRV, issued by the FDA subject to satisfaction of customary closing conditions, or the PRV Purchase. A PRV entitles the holder to priority review of an NDA, or a Biologics License Application, or BLA, for a new drug, which reduces the target FDA review time to six months after official acceptance of the submission, and could lead to expedited approval. Pursuant to the Letter Agreement, we paid Vifor Pharma $10.0 million in connection with the closing of the PRV Purchase. Vifor Pharma is obligated to retain all rights to, and maintain the validity of, the PRV until we and Vifor Pharma (a) enter into a definitive agreement setting forth the financial and other terms by which Vifor Pharma will assign the PRV to us for use with our planned NDA for vadadustat for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients, or (b) make a mutual decision to sell the PRV and share the proceeds based on certain terms.
Japan Approval and Launch
In June 2020, we announced the first regulatory approval of vadadustat for the treatment of anemia due to CKD in DD-CKD and NDD-CKD patients in Japan. Our collaboration partner, MTPC, commenced commercial sales of vadadustat in Japan under the trade name, VafseoTM, in August 2020. The regulatory approval triggered a $15.0 million regulatory milestone payment from MTPC to Akebia.
Study in COVID-19-Related Indication
In July 2020, we announced the initiation of an investigator-sponsored clinical study by The University of Texas Health Science Center at Houston, or UTHealth, in Houston, Texas, evaluating the use of vadadustat as a potential therapy to prevent and lessen the severity of acute respiratory distress syndrome, or ARDS, a complication of severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), or COVID-19, infection. The randomized, double-blind, placebo-controlled study is intended to evaluate the safety and efficacy of vadadustat in up to 400 adult patients who have been hospitalized due to COVID-19. Patients will be dosed with vadadustat or a placebo starting within 24 hours of hospital admission and continuing for up to 14 days. This study is being conducted under an FDA Investigational New Drug application with UTHealth as the study sponsor and is currently enrolling patients. In January of 2021, UTHealth announced that it had been awarded $5.1 million in funding from the U.S. Department of Defense, or DOD, to expand this clinical trial at its facilities.

Auryxia
We market Auryxia in the United States with our well-established, nephrology-focused commercial organization. Our Japanese sublicensee, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona in Japan.
Auryxia is our only product approved for sale in the United States and it generated approximately $128.9 million in revenue from U.S. product sales during the year ended December 31, 2020. We have funded our operations primarily through equity offerings, strategic collaborations, product revenues and debt.
Operating Overview
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $383.5 million, $279.7 million and $143.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Substantially all of our net losses resulted from costs incurred in connection with the continued commercialization of Auryxia and development efforts relating to vadadustat, including preparing for and conducting clinical studies of vadadustat, providing general and administrative support for these operations and protecting our intellectual property.
We expect to continue to incur significant expenses and operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on product revenue, collaboration revenue, and our ability to obtain additional funding. We expect to continue to incur significant expenses if and as we:
•conduct any post-marketing approval studies, Phase 4 studies or any other clinical trials for Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired;
•continue our commercialization activities for Auryxia and plan for the commercialization of vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired;
•adapt to any regulatory changes, including changes relating to reimbursement;
•adapt to any changes in reimbursement practices by third party payors;
•continue our integration activities as a result of our merger, or the Merger, with Keryx Biopharmaceuticals, Inc., or Keryx;
•enroll patients in our clinical trials;
•seek marketing approvals for vadadustat and any other product candidate, including those that may be in-licensed or acquired, and maintain marketing approvals for Auryxia and any other product, including those that may be in-licensed or acquired;
•have Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired, manufactured for clinical trials and for commercial sale;
•seek to discover and develop additional product candidates or platforms that may lead to the discovery of additional product candidates;
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
•attract, hire and retain qualified personnel;
•continue to create additional infrastructure and expend additional resources to support our operations as a fully integrated, publicly traded biopharmaceutical company; and
•experience any delays or encounter issues with any of the above.
We have not generated, and may not generate, enough product revenue to realize net profits from product sales. We have no manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize contract research organizations, or CROs, to carry out our clinical development activities. If we obtain marketing approval for vadadustat, and as we continue to commercialize Auryxia, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect to finance future cash needs through product revenue, public or private equity or debt transactions, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. If we are unable to raise additional capital in sufficient amounts when needed or on attractive terms, we may not be able to pursue development and commercial activities related to Auryxia and vadadustat, if approved, or any additional products and product candidates, including those that may be in-licensed or acquired. Any of these events could significantly harm our business, financial condition and prospects.
From inception through December 31, 2020, we raised approximately $704.3 million of net proceeds from the sale of equity, including $519.8 million from various underwritten public offerings, $134.5 million from at-the-market offerings, or ATM offerings, pursuant to sales agreements with Cantor Fitzgerald & Co., and $50.0 million from the sale of 3,571,429 shares of common stock to Vifor Pharma. During the year ended December 31, 2020, we completed an underwritten public offering of our common stock with aggregate net proceeds of $142.4 million and we raised $67.3 million of net proceeds from ATM offerings. In addition, on November 11, 2019, we entered into a loan agreement, or the Loan Agreement, with funds managed by Pharmakon Advisors LP, or Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. On November 25, 2019, we drew down the first tranche of $80.0 million from the Term Loans and received net proceeds of $77.3 million. On December 10, 2020, we drew down the second tranche of $20.0 million from the Term Loans and received net proceeds of $20.0 million. Subsequent to December 31, 2020 and through the date of this Annual Report on Form 10-K, the Company raised $15.9 million in net proceeds from ATM offerings. At the inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to an aggregate of approximately $573.0 million or more in cost-share funding, which we generally continue to receive on a quarterly prepaid basis, and license payments. Of these commitments, we received approximately $272.0 million at the onset of the collaboration agreements.
Impacts of COVID-19 Pandemic
The ongoing severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), or COVID-19, pandemic has presented a substantial public health and economic challenge around the world and continues to affect our employees, patients, healthcare providers with whom we interact, customers, collaboration partners, CROs, contract manufacturing organizations, or CMOs, vendors, communities and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition continues to depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the COVID-19 pandemic, any resurgences or mutations of COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets where the healthcare providers with whom we interact, our partners, our CROs, our CMOs, and our other vendors operate.
While we did not experience a significant impact from COVID-19 on our revenues during the first nine months of 2020, we believe our revenue growth was negatively impacted during the fourth quarter of 2020 primarily as the kidney patient populations that we serve continue to experience both higher hospitalization and mortality rates due to COVID-19. While we are unable to quantify the impact of the COVID-19 pandemic on future revenues and revenue growth, COVID-19 continues to adversely and disproportionately impact our patient population; therefore, we expect COVID-19 to continue to have a negative impact on our revenue growth for the foreseeable future.
The majority of our office-based employees have been working from home since March 13, 2020. In addition, healthcare facilities have continued, or begun again, to restrict access for non-patients, including the members of our sales force. For example, DaVita, Inc., or DaVita, and Fresenius Medical Care, or Fresenius, which account for a vast majority of the dialysis population in the United States, have restricted access to their clinics. As a result, we continue to primarily engage with healthcare providers and other customers virtually, where possible. Given this uncertain environment and the disproportionate impact of the COVID-19 pandemic on CKD patients, we are actively monitoring the demand for Auryxia, including the potential for further declines or changes in prescription trends and customer orders.
At this time, our third party contract manufacturing partners continue to operate at or near normal levels. However, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our contract manufacturing partners' ability to manufacture and deliver Auryxia and vadadustat (which is currently marketed under the trade name VafseoTM by MTPC in Japan), which may result in delays in or disruptions to manufacturing and supply of our products.
COVID-19 pandemic precautions have caused moderate delays in enrolling new clinical trials and may cause delays in enrolling other new clinical trials. We are using remote monitoring and central monitoring, where possible.
This uncertain COVID-19 pandemic environment has presented new risks to our business. While we are working aggressively to mitigate the impacts on our business, we are mindful that many of these risks and the impact to the larger healthcare market are outside of our control.
For additional information on the various risks posed by the COVID-19 pandemic, please refer to Part I, Item 1A. Risk Factors.

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
We expect our revenue to continue to be generated primarily from our collaborations with Otsuka and MTPC and any other collaborations into which we may enter, as well as commercial sales of Auryxia in the United States, and royalty revenue from JT and Torii, based on net sales of Riona in Japan.
Cost of Goods Sold
Cost of goods sold includes direct costs to manufacture commercial drug substance and drug product for Auryxia, as well as indirect costs, including costs for packaging, shipping, insurance and quality assurance, idle capacity charges, write-offs for inventory that fails to meet specifications or is otherwise no longer suitable for commercial sale, and royalties due to the licensor of Auryxia related to the U.S. product sales recognized during the period.
As a result of the Merger and the application of purchase accounting, costs of goods sold also includes both amortization expense and, if applicable, impairment charges associated with the fair value of the developed product rights for Auryxia as well as expense associated with the fair value inventory step-up. The fair value of the developed product rights for Auryxia is being amortized over its estimated useful life, which as of December 31, 2020 is estimated to be six years. The fair value inventory step-up is expected to be incurred over approximately three years from the date of the Merger.
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for the development of vadadustat, which include:
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
We cannot determine with certainty the duration and completion costs of current or future clinical studies of Auryxia and vadadustat or if, when, or to what extent we will generate revenue from the commercialization and sale of vadadustat, if approved. We may never succeed in achieving marketing approval for vadadustat.
The duration, costs and timing of clinical studies and development of Auryxia and vadadustat will depend on a variety of factors including, but not limited to, those described in Part I, Item 1A. Risk Factors. A change in the outcome of any of these variables with respect to the development of Auryxia and vadadustat could mean a significant change in the costs and timing associated with that development. For example, if the FDA, the EMA, or other regulatory authorities were to require us to conduct clinical studies in addition to or different from those that we currently anticipate, or if we experience delays in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development.
From inception through December 31, 2020, we have incurred $1.3 billion in research and development expenses. We expect to have significant research and development expenditures for the foreseeable future as we continue the development of Auryxia and vadadustat.

Our direct research and development expenses consist principally of external costs, such as fees paid to clinical trial sites, consultants, central laboratories and CROs in connection with our clinical studies, and drug substance and drug product manufacturing for clinical studies.
We recently completed our global Phase 3 clinical program for vadadustat to which the majority of our research and development costs are attributable. A significant portion of our research and development costs have been external costs, which we track on a program-by-program basis. These external costs include fees paid to investigators, consultants, central laboratories and contract research organizations in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials. Our internal research and development costs are primarily personnel-related costs, depreciation and other indirect costs. We do not track our internal research and development expenses on a program-by-program basis as they are deployed across multiple projects under development.
Prior to 2019, we did not track or record our external research and development expenses on a program-by-program basis. The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
	(in thousands)
Vadadustat external costs	$128,869	$253,259
External costs for other programs	15,020	20,311
Total external research and development expenses	143,889	273,570

Headcount, consulting, facilities and other	74,596	49,399
Total research and development expenses	$218,485	$322,969

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
Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019

	Year ended December 31,		Increase (Decrease)
	2020	2019
	(In Thousands)
Revenues:
Product revenue, net	$128,901	$111,119	$17,782
License, collaboration and other revenue	166,406	223,882	(57,476)
Total revenues	295,307	335,001	(39,694)
Cost of goods sold:
Product	148,866	108,935	39,931
Amortization of intangibles	31,515	36,401	(4,886)
Impairment of intangible asset	115,527	—	115,527
Total cost of goods sold	295,908	145,336	150,572
Operating expenses:
Research and development	218,485	322,969	(104,484)
Selling, general and administrative	153,947	149,455	4,492
License expense	3,409	3,529	(120)
Total operating expenses	375,841	475,953	(100,112)
Operating loss	(376,442)	(286,288)	(90,154)
Other expense, net	(7,015)	(2)	(7,013)
Net loss before income taxes	(383,457)	(286,290)	(97,167)
Benefit from income taxes	—	(6,631)	6,631
Net loss	$(383,457)	$(279,659)	$(103,798)

Product Revenue, Net. Net product revenue is derived from sales of our only commercial product in the United States, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $128.9 million for the year ended December 31, 2020, compared to net product revenue of $111.1 million for the year ended December 31, 2019. The increase was primarily due to an increase in units sold. While we did not experience a significant impact from COVID-19 on our revenues during the first nine months of 2020, we believe our revenue growth was negatively impacted during the fourth quarter of 2020 primarily as the kidney patient populations that we serve continue to experience both higher hospitalization and mortality rates due to COVID-19. While we are unable to quantify the impact of the COVID-19 pandemic on future revenues and revenue growth, COVID-19 continues to adversely and disproportionately impact our patient population; therefore, we expect COVID-19 to continue to have a negative impact on our revenue growth for the foreseeable future. For additional information regarding the impact that the COVID-19 pandemic has had on our company and revenue, please refer to Part I, Item 1A. Risk Factors.
In September 2018, CMS decided that Auryxia would no longer be covered by Medicare for the IDA Indication. While this decision does not impact CMS coverage of the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use in the Hyperphosphatemia Indication. On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts against CMS and the U.S. Department of Health and Human Services challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the IDA Indication and imposing a prior authorization requirement for Auryxia in the Hyperphosphatemia Indication, or the CMS Decision. See Part I, Item 3. Legal Proceedings for further information. While we believe that the vast majority of the Medicare prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Medicare with prior authorization, the CMS Decision has had and will continue to have an adverse impact on the sales and future growth of Auryxia for the Hyperphosphatemia Indication and the IDA Indication.
License, collaboration and other revenue. License, collaboration and other revenue was $166.4 million for the year ended December 31, 2020, compared to $223.9 million for the year ended December 31, 2019. We recognized $154.3 million in collaboration revenue for the year ended December 31, 2020 from our cost sharing arrangement under the Otsuka collaboration agreement for the United States, or the Otsuka U.S. Agreement, and the Otsuka collaboration agreement for certain territories outside the United States, or the Otsuka International Agreement, and recognition of a milestone and royalty revenue earned under our collaboration agreement with MTPC, or the MTPC Agreement. We recognized $216.9 million in collaboration revenue for the year ended December 31, 2019 from our cost sharing arrangement under the Otsuka U.S. Agreement and the Otsuka International Agreement and recognition of a milestone under the MTPC Agreement. The decrease in revenue between the two periods was primarily attributable to a decrease of $68.0 million of revenue recognized under both the Otsuka U.S. Agreement and Otsuka International Agreement. This decrease was partially offset by an additional $5.4 million of revenue recognized under the MTPC Agreement due to timing of milestone recognition and royalty revenue, with $15.4 million recognized during the year ended December 31, 2020 compared to $10.0 million during the year ended December 31, 2019. We expect our Otsuka collaboration revenue to continue to decrease in the near term as we recently completed our global Phase 3 clinical development program for vadadustat and are currently engaged in close-out activities with respect to the program.
Cost of Goods Sold - Product. Cost of goods sold of $148.9 million for the year ended December 31, 2020 primarily consists of costs associated with the manufacturing of Auryxia, $68.2 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting, $25.1 million in non-cash charges related to an increase in the liability for excess purchase commitments as a result of reductions in the short-term and long-term Auryxia revenue sales forecast during the year ended December 31, 2020, and $20.1 million primarily related to the write-down of inventory associated with specific lots of Auryxia because it was determined that these lots were not manufactured in conformance with the FDA's GMP guidance relating to validation.
Cost of goods sold of $108.9 million for the year ended December 31, 2019 consisted primarily of costs associated with the manufacturing of Auryxia and $70.4 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting.
Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia. This intangible asset was being amortized using a straight-line method over its estimated useful life of approximately nine years during the six months ended June 30, 2020 and approximately seven years during the six months ended December 31, 2020. Amortization of intangibles during the years ended December 31, 2020 and 2019 was $31.5 million and $36.4 million, respectively. The combined effect of the lower carrying value of the Auryxia intangible asset following impairment in the second quarter of 2020, as further described below, and the corresponding adjustment to the estimated useful life of the developed product rights for Auryxia, resulted in a decrease in 2020 amortization expense compared to 2019.The Company expects the future amortization charges to increase from 2020 due to the prospective adjustment of the estimated useful life of the developed product rights for Auryxia from seven years to six years as of December 31, 2020.
Cost of Goods Sold - Impairment of Intangible Asset. In the second quarter of 2020, in connection with a routine business review, we reduced our short-term and long-term Auryxia revenue forecast. This reduction was primarily driven by the compounding impact of the CMS Decision that rescinded Medicare Part D coverage of Auryxia for the IDA Indication, and imposed a prior authorization requirement for Auryxia for the Hyperphosphatemia Indication. As a result, we recorded an impairment charge of $115.5 million to the Auryxia intangible asset during the year ended December 31, 2020. There were no such impairment charges during the year ended December 31, 2019.
Research and Development Expenses. Research and development expenses were $218.5 million for the year ended December 31, 2020, compared to $323.0 million for the year ended December 31, 2019. The net decrease of $104.5 million was due to the following:

(in millions)
Vadadustat external development expenses	(124.4)
Other external research and development	(5.3)
Headcount, consulting and facilities	25.2
Total net decrease	$(104.5)

The decrease in the costs related to the development of vadadustat is primarily attributable to a decrease in external costs related to our global Phase 3 program (INNO2VATE and PRO2TECT), for which we reported top-line data in the second and third quarters of 2020, respectively. Although we expect our research and development expenses to continue to decrease in the near term as we recently completed our global Phase 3 clinical development program for vadadustat, we will continue to incur significant research and development expenses in future periods in support of our overall development program for vadadustat and ongoing or planned studies with respect to Auryxia, vadadustat and development of other potential product candidates.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $153.9 million for the year ended December 31, 2020, compared to $149.5 million for the year ended December 31, 2019. The increase of $4.5 million was primarily due to increases in headcount and consulting costs. In 2021, we expect our selling, general and administrative expenses for our ongoing commercialization of Auryxia and for support of our ongoing research and development and potential commercialization of vadadustat and other product candidates to increase modestly from 2020.
License Expenses. License expense related to royalties due to Panion relating to sales of Riona in Japan were $3.4 million and $3.5 million for the years ended December 31, 2020 and 2019, respectively.
Other Expense, Net. Other expense, net, was $7.0 million for the year ended December 31, 2020, compared to $0.1 million for the year ended December 31, 2019. Other expense, net for the year ended December 31, 2020 was primarily due to interest expense associated with our Term Loans. Other expense, net for the year ended December 31, 2019 was primarily due to interest expense associated with our former line of credit with Silicon Valley Bank, or SVB, in the first quarter of 2019, which line of credit was terminated in November 2019, and interest expense associated with our Term Loans in the fourth quarter of 2019, offset by interest income from investment balances during the year ended December 31, 2019.
Benefit from Income Taxes. There was no benefit from income taxes for the year ended December 31, 2020. Benefit from income taxes was $6.6 million for the year ended December 31, 2019 due to a decrease in our deferred tax liabilities, or DTLs. During the year ended December 31, 2019, there was an increase in deferred tax assets associated with the state net operating loss generated during the period. This increase in deferred tax assets reduced our net DTLs which created a benefit from income taxes for the year ended December 31, 2019.
Comparison of the Years Ended December 31, 2019 and 2018

	Year ended December 31,		Increase (Decrease)
	2019	2018
	(In Thousands)
Revenues:
Product revenue, net	$111,119	$6,824	$104,295
License, collaboration and other revenue	223,882	200,918	22,964
Total revenues	335,001	207,742	127,259
Cost of goods sold:
Product	108,935	6,251	102,684
Amortization of intangible assets	36,401	1,517	34,884
Total cost of goods sold	145,336	7,768	137,568
Operating expenses:
Research and development	322,969	291,007	31,962
Selling, general and administrative	149,455	87,061	62,394
License expense	3,529	67	3,462
Total operating expenses	475,953	378,135	97,818
Operating loss	(286,288)	(178,161)	(108,127)
Other income (expense), net	(2)	6,235	(6,237)
Net loss before income taxes	(286,290)	(171,926)	(114,364)
Benefit from income taxes	(6,631)	(28,338)	21,707
Net loss	$(279,659)	$(143,588)	$(136,071)

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
License, collaboration and other revenue. License, collaboration and other revenue was $223.9 million for the year ended December 31, 2019, compared to $200.9 million for the year ended December 31, 2018. We recognized $216.9 million in collaboration revenue for the year ended December 31, 2019 from our cost sharing arrangement under the Otsuka U.S. Agreement and the Otsuka International Agreement and recognition of a milestone earned under the MTPC Agreement. We recognized $200.5 million in collaboration revenue for the year ended December 31, 2018 from our cost sharing arrangement under the Otsuka U.S. Agreement, the Otsuka International Agreement, as well as revenue recognized in connection with the MTPC Agreement. The increase in revenue between the two periods was primarily attributable to an additional $15.7 million of revenue recognized under both the Otsuka U.S. Agreement and Otsuka International Agreement and an additional $0.7 million of revenue recognized in connection with the MTPC Agreement. The remaining variance was primarily due to an increase in license revenue relating to our sublicense agreement with JT and Torii and includes license fees and royalties on net product sales of Riona in Japan.
Cost of Goods Sold - Product. Cost of goods sold of $108.9 million for the year ended December 31, 2019 consisted primarily of costs associated with the manufacturing of Auryxia and a $70.4 million charge related to the fair-value inventory step-up from the application of purchase accounting. Cost of goods sold of $6.3 million for the period from December 12, 2018 through December 31, 2018 consisted primarily of costs associated with the manufacturing of Auryxia and a $4.8 million charge related to the fair-value inventory step-up from the application of purchase accounting. This increase as compared to the period from December 12, 2018 through December 31, 2018 was due to costs associated with Auryxia, as there were no comparable costs in the period from January 1, 2018 through December 11, 2018 prior to the Merger.
Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia. For the years ended December 31, 2019 and December 31, 2018, this intangible asset was being amortized over its estimated useful life of approximately nine years using a straight-line method. Amortization of intangibles for the years ended December 31, 2019 and 2018 was $36.4 million and $1.5 million, respectively.
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

The decrease in the costs related to the development of vadadustat was primarily attributable to a decrease in external costs related to other supporting clinical and preclinical activities, as well as regulatory activities, and a decrease in costs for the Japan Phase 2 studies, which were completed in 2018. There was also a decrease in external costs for the PRO2TECT and INNO2VATE Phase 3 program and a decrease in costs related to the manufacture of drug substance and drug product. The overall increase in research and development expenses was primarily impacted by increases in headcount and consulting costs to support our research and development programs.
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
License Expenses. License expense related to royalties due to Panion relating to sales of Riona in Japan were $3.5 million for the year ended December 31, 2019, compared to $67,000 for the year ended December 31, 2018. The increase of $3.4 million was primarily due to no license expense in the period from January 1, 2018 through December 11, 2018 prior to the Merger.
Other Expense, Net. The decrease in other income, net of $6.2 million was primarily due to interest expense associated with our former line of credit with SVB, in the first quarter of 2019 and interest expense associated with our Term Loans in the fourth quarter of 2019 offset by interest income from investment balances during the year ended December 31, 2018. We did not have similar income during the year ended December 31, 2019.
Benefit for Income Taxes. Benefit for income taxes was $6.6 million for the year ended December 31, 2019 due to a decrease in our net DTLs. During the year ended December 31, 2019, there was an increase in deferred tax assets associated with the state net operating loss generated during the period. This increase in deferred tax assets reduced our net DTLs which created a benefit from income taxes for the year ended December 31, 2019.

Liquidity and Capital Resources
We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of December 31, 2020, we had an accumulated deficit of $1.2 billion. We anticipate that we will continue to incur losses for the foreseeable future. We expect to continue to incur additional research and development and selling, general and administrative expenses for our ongoing research and development and potential commercialization of vadadustat and our ongoing development and commercialization of Auryxia. Consistent with our expectation of an NDA submission by the middle of the second quarter of 2021, we expect our cash resources to fund our current operating plan beyond the expected U.S. launch of our product candidate, vadadustat, assuming timely regulatory approval and the receipt of associated regulatory milestones. Although we believe we have the cash resources to fund our operating plan beyond the expected U.S. launch of vadadustat, as noted above, we expect to continue to incur significant costs and we anticipate that we will need to obtain substantial additional funding in connection with our operating plan beyond that period. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our regulatory milestones may not be achieved, we may not receive the anticipated funding from our collaboration partners, and we may not secure other sources of financing. The period over which our cash runway extends is also dependent on the execution of our commercial plan, which is dependent on the overall market, the competitive environment, and the execution of our reimbursement strategies.
We have funded our operations principally through sales of our common stock, payments received from our collaboration partners, and following the Merger, product sales, debt and a royalty transaction. As of December 31, 2020, we had cash and cash equivalents and available for sale securities of approximately $268.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities stated at fair value, are also available as a source of liquidity.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year ended December 31,
	2020	2019	2018
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(110,388)	$(257,441)	$(97,494)
Investing activities	(40,004)	211,176	36,594
Financing activities	231,720	88,970	96,562
Net increase in cash, cash equivalents and restricted cash	$81,328	$42,705	$35,662

Operating Activities. Net cash used in operating activities in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities during the year ended December 31, 2020 of $110.4 million was largely driven by timing of payments on our Phase 3 development program for vadadustat, rebate payments and payments for inventory. These payments were partially offset by adjustments for non-cash items, including the intangible asset impairment charge of $115.5 million, fair value step-up of inventory sold or written off of $68.2 million, amortization of intangibles of $31.5 million, an increase to the liability for excess purchase commitments of $25.1 million, stock-based compensation expense of $24.5 million, and write-downs of inventory of $20.1 million primarily associated with specific lots of Auryxia because it was determined that these lots were not manufactured in conformance with the FDA's GMP guidance relating to validation. Net cash used in operating activities during the year ended December 31, 2019 of $257.4 million was largely driven by timing of payments on our Phase 3 development program for vadadustat, payments for inventory and merger-related liabilities. These payments were partially offset by adjustments for non-cash items, including the fair value write-up of inventory sold or written off of $70.4 million, amortization of intangibles of $36.4 million, and stock-based compensation expense of $11.9 million. Net cash used in operating activities during the year ended December 31, 2018 of $97.5 million was largely driven by our Phase 3 development program for vadadustat, partially offset by receipt of cash from collaboration agreements.
Investing Activities. Net cash used in investing activities during the year ended December 31, 2020 of $40.0 million was comprised primarily of purchase of available for sale securities of $99.9 million, partially offset by proceeds from the maturities of available for sale securities of $60.2 million. Net cash provided by investing activities during the year ended December 31, 2019 of $211.2 million was comprised primarily of proceeds from the maturities of available for sale securities of

$153.1 million and proceeds from the sales of available for sale securities of $64.7 million, partially offset by purchases of equipment of $6.7 million. Net cash provided by investing activities during the year ended December 31, 2018 of $36.6 million was comprised primarily from the sale and maturities of available for sale securities, partially offset by purchases of available for sale securities, purchases of equipment and acquisition of the business, net of cash acquired.
Financing Activities. During the years ended December 31, 2020, 2019 and 2018 our net cash provided by financing activities was $231.7 million, $89.0 million and $96.6 million, respectively. Net cash provided by financing activities for the years ended December 31, 2020, 2019 and 2018 consisted primarily of net proceeds from the issuance of debt, net proceeds from the public issuance of common stock, proceeds from the exercise of stock options and proceeds from the sale of stock under our employee stock purchase plan, partially offset by payments on loans payable.
Operating Capital Requirements
We have one product, Auryxia, approved for commercial sale in the United States, but have not generated, and may not generate, enough product revenue from the sale of Auryxia to realize net profits from product sales. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek marketing approvals for vadadustat and any other potential product candidates. We are subject to all risks incident to the development and commercialization of novel therapeutics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect to continue to incur additional costs associated with operating as a public company and we anticipate that we will need substantial additional funding in connection with our continuing operations.
As of December 31, 2020, we had cash and cash equivalents and available for sale securities of approximately $268.7 million. At the inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to an aggregate of approximately $573.0 million or more in cost-share funding, of which we received approximately $272.0 million at the onset of the collaborations, and the remainder of which we generally continue to receive on a quarterly prepaid basis, and through license payments.
We expect to finance future cash needs through product revenue, public or private equity or debt transactions, payments from our collaboration partners, royalty transactions, strategic transactions, or a combination of these approaches. Additionally, we will require additional capital to pursue development and commercial activities related to Auryxia and vadadustat, if approved, or any additional products and product candidates, including those that may be in-licensed or acquired. However, additional funds may not be available to us on acceptable terms or at all. If we are unable to raise additional capital in sufficient amounts when needed or on attractive terms, we may not be able to pursue development and commercial activities related to Auryxia and vadadustat, if approved, or any additional products or product candidates, including those that may be in-licensed or acquired. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock. Any of these events could significantly harm our business, financial condition and prospects.
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
Contractual Obligations and Commitments
At December 31, 2020, our future contractual obligations are as follows:

Payments due by period
(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$35,596	$6,667	$13,269	$11,556	$4,104
Manufacturing Agreements	215,607	130,177	44,962	31,218	9,250
Debt Obligations	128,991	9,632	55,728	63,631	—
Total	$380,194	$146,476	$113,959	$106,405	$13,354

Leases
We lease approximately 65,167 square feet of office and lab space in Cambridge, Massachusetts under a lease which was most recently amended in November 2020, collectively the Cambridge Lease. Under the Third Amendment to the Cambridge Lease, or the Third Amendment, executed in July 2016, total monthly lease payments under the initial base rent were approximately $242,000 and are subject to annual rent escalations. In addition to such annual rent escalations, base rent payments for a portion of said premises commenced on January 1, 2017 in the monthly amount of approximately $22,000. The Fourth Amendment to the Cambridge Lease, executed in May 2017, provided additional storage space to us and did not impact rent payments. In April 2018, we entered into a Fifth Amendment to the Cambridge Lease, or the Fifth Amendment, for an additional 19,805 square feet of office space on the 12th floor. Monthly lease payments for the existing 45,362 square feet of office and lab space, under the Third Amendment, remain unchanged. The new space leased by us was delivered in September 2018 and additional monthly lease payments of approximately $135,000 commenced in February 2019 and are subject to annual rent escalations, which commenced in September 2019. In November 2020, we entered into a Sixth Amendment to the Cambridge Lease, or the Sixth Amendment, to extend the term of the Cambridge Lease with respect to the lab space from November 30, 2021 to January 31, 2025. The Sixth Amendment includes two months of free rent starting in December 2020 and additional monthly lease payments of approximately $48,000 commencing in December 2021, and is subject to annual rent escalations, which commence in December 2022.
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
Term Loans
On November 11, 2019, Akebia, with Keryx as guarantor, entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. BioPharma Credit PLC subsequently transferred its interest in the Term Loans, solely in its capacity as a lender, to its affiliate, BPCR Limited Partnership. The Collateral Agent and the lenders are collectively referred to as Pharmakon. The first tranche of $80.0 million, or Tranche A, was drawn on November 25, 2019, or the Tranche A Funding Date, and the second tranche of $20.0 million, or Tranche B was drawn on December 10, 2020, or the Tranche B Funding Date. Each of the Tranche A Funding Date and the Tranche B Funding Date, a Funding Date.
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
On the Tranche A Funding Date, we paid to Pharmakon a facility fee equal to 2.00% of the aggregate principal amount of the Term Loans, or $2.0 million, in addition to other expenses incurred by Pharmakon and reimbursed by us, or Lender Expenses. The Tranche A draw was $77.3 million, net of facility fee, Lender Expenses and issuance costs. The Tranche B draw was $20.0 million, net of immaterial Lender Expenses and issuance costs. The Loan Agreement permits voluntary prepayment at any time in whole or in part, subject to a prepayment premium. The prepayment premium would be 2.00% of the principal amount being prepaid prior to the third anniversary of the applicable Funding Date, 1.00% on or after the third anniversary, but prior to the fourth anniversary, of the applicable Funding Date, and 0.50% on or after the fourth anniversary of the applicable Funding Date but prior to the Maturity Date, and a make-whole premium on or prior to the second anniversary of the applicable Funding Date in an amount equal to foregone interest through the second anniversary of the applicable Funding Date. A change of control triggers a mandatory prepayment of the Term Loans.
The Loan Agreement contains customary representations, warranties, events of default and covenants of ours and our subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of December 31, 2020, we determined that no events of default had occurred.
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
Pursuant to the Manufacture and Supply Agreement with BioVectra and the Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the BioVectra Agreement, we agreed to purchase minimum quantities of Auryxia drug substance annually at predetermined prices. On September 4, 2020, we and BioVectra entered into an Amended and Restated Product Manufacture and Supply and Facility Construction Agreement, which provided for reduced minimum quantity commitments and revised the predetermined prices. The price per kilogram decreases with an increase in quantity above the predetermined purchase quantity tiers. In addition, the Manufacture and Supply Agreement with BioVectra and the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the Amended BioVectra Agreement, requires us to reimburse BioVectra for certain costs in connection with construction of a new facility for the manufacture and supply of Auryxia drug substance. These construction costs are recorded in other assets and amortized into drug substance as inventory is released to us from BioVectra. The term of the Manufacture and Supply Agreement with BioVectra expires on December 31, 2022. The term of the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement expires on December 31, 2026, after which, it automatically renews for successive one-year terms unless either party gives notice of its intention to terminate within a specified time prior to the end of the then-current term. In addition, we and BioVectra each have the ability to terminate these agreements upon the occurrence of certain conditions. As of December 31, 2020, we are required to reimburse BioVectra for certain costs in connection with the construction of the new facility and to purchase minimum quantities of Auryxia drug substance annually for a total cost of approximately $95.7 million through the end of the contract term.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, or the Siegfried Agreement, we have agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. The term of the Siegfried Agreement expires on December 31, 2021, after which, it automatically renews for one-year terms until terminated. The Siegfried Agreement provides us with certain termination rights prior to December 31, 2021. As of December 31, 2020, we are required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $47.9 million through the year ending December 31, 2021.
As part of purchase accounting, we identified executory contracts in the commercial supply agreements between Keryx and its contract manufacturers for Auryxia, which include future firm purchase commitments. These executory contracts were deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. The liability related to the amount of purchase commitments that exceed the current forecast was $55.8 million and $30.2 million as of December 31, 2020 and 2019, respectively. The $25.6 million increase in liability, which was largely driven by reductions in the short-term and long-term Auryxia revenue sales forecast during the year ended December 31, 2020, was primarily recorded to cost of goods sold.
On February 11, 2021, Keryx and Siegfried entered into an amendment to the Siegfried Agreement, or the Siegfried Amendment. The Siegfried Agreement, as amended, includes the terms and conditions under which Siegfried will manufacture and supply finished Auryxia drug substance for commercial purposes. Siegfried currently manufactures Auryxia drug substance at two approved sites. Pursuant to the Siegfried Amendment, the term of the Siegfried Agreement was extended for one site such that the Siegfried Agreement will expire on December 31, 2022, subject to Keryx’s option to extend the term for such site through December 31, 2023 by providing 12 months’ prior written notice to Siegfried. The Siegfried Amendment provides for minimum annual quantity commitments and predetermined prices for the remainder of the term as well as certain other changes. Subsequent to December 31, 2020, the amount of Auryxia drug substance we have committed to purchase from Siegfried is $45.4 million through December 31, 2022.
On April 9, 2019, we entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement includes the terms and conditions under which Esteve will manufacture vadadustat drug substance for commercial use. Pursuant to the Esteve Agreement, we provide rolling forecasts to Esteve on a quarterly basis, or the Esteve Forecast. The Esteve Forecast reflects our needs for vadadustat drug substance produced by Esteve over a certain number of months, represented as a quantity of vadadustat drug substance per calendar quarter. The parties have agreed to a volume-based pricing structure under the Esteve Agreement. The Esteve Agreement has an initial term of four years, beginning April 9, 2019 and ending April 9, 2023. Pursuant to the Esteve Agreement, we have agreed to purchase a certain percentage of the global demand for vadadustat drug substance from Esteve. As of December 31, 2020, we have committed to purchase $26.0 million of vadadustat drug substance from Esteve through the second quarter of 2022. Subsequent to December 31, 2020, the amount of vadadustat drug substance we have committed to purchase from Esteve increased to $47.6 million through the fourth quarter of 2022.
On March 11, 2020, we entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement. The Patheon Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use. Pursuant to the Patheon Agreement, we provide Patheon a long-term forecast on an annual basis, as well as short-term forecasts on a quarterly basis, or the Patheon Forecast. The Patheon Forecast reflects our needs for commercial supply of vadadustat drug product produced by Patheon, represented as a quantity of drug product per calendar quarter. The parties have agreed to a volume-based pricing structure under the Patheon Agreement. The Patheon Agreement has an initial term beginning March 11, 2020 and ending June 30, 2023. Pursuant to the Patheon Agreement, we have agreed to purchase a certain percentage of the global demand for vadadustat drug product from Patheon. As of December 31, 2020, we had a minimum commitment with Patheon for $1.3 million through the third quarter of 2021.
On April 2, 2020, we entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, or the WuXi STA DS Agreement. The WuXi STA DS Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat drug substance for commercial use. Pursuant to the WuXi STA DS Agreement, we provide rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA DS Forecast. The WuXi STA DS Forecast reflects our needs for vadadustat drug substance produced by WuXi STA over a certain number of quarters. The parties have agreed to a volume-based pricing structure under the WuXi STA DS Agreement. The WuXi STA DS Agreement has an initial term of four years, beginning April 2, 2020 and ending April 2, 2024. Pursuant to the WuXi STA DS Agreement, we have agreed to purchase a certain percentage of the global demand for vadadustat drug substance from WuXi STA. As of December 31, 2020, we have committed to purchase $44.7 million of vadadustat drug substance from WuXi STA through the first quarter of 2022.

On February 10, 2021, we entered into a Supply Agreement with WuXi STA, or the WuXi STA DP Agreement. The WuXi STA DP Agreement includes the terms and conditions under which WuXi STA will manufacture and supply vadadustat drug product for commercial purposes. Pursuant to the WuXi STA DP Agreement, we will provide rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA DP Forecast. Each WuXi STA DP Forecast will reflect the quantities of vadadustat drug product that we expect to order from WuXi STA over a certain number of months, represented as a quantity of vadadustat drug product per calendar quarter. Pursuant to the WuXi STA DP Agreement, we have agreed to purchase a certain percentage of global demand for vadadustat drug product from WuXi STA. The parties have agreed to a volume-based pricing structure under the WuXi STA DP Agreement. The vadadustat drug product price will remain fixed for the first 12 months and thereafter shall be annually reviewed by us and WuXi STA. We will also reimburse WuXi STA for certain reasonable expenses. The WuXi STA DP Agreement has an initial term of four years, beginning February 10, 2021 and ending February 10, 2025. The WuXi STA DP Agreement may be renewed or extended by mutual agreement of us and WuXi STA with at least 18 months’ prior written notice. The WuXi STA DP Agreement allows us to terminate the relationship on 180 calendar days’ prior written notice to WuXi STA for any reason. In addition, each party has the ability to terminate the WuXi STA DP Agreement upon the occurrence of certain conditions.
Other Third Party Contracts

Under our agreement with IQVIA to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of December 31, 2020 were approximately $14.7 million, of which Otsuka reimburses a significant portion back to us. Substantive performance for the committed work with IQVIA was completed in 2020 and close out activities will be performed through the first quarter of 2021. We also contract with various other organizations to conduct research and development activities with remaining contract costs to us of approximately $155.9 million as of December 31, 2020. The scope of the services under these research and development contracts can be modified and the contracts cancelled by us upon written notice, and therefore not included in the table of contractual obligations and commitments. In some instances, the contracts may be cancelled by the third party upon written notice.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
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
We perform an assessment of the recoverability of capitalized inventory during each reporting period, and write down any excess and obsolete inventory to our net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of product sales in the consolidated statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. Additionally, our product is subject to strict quality control and monitoring that we perform throughout the manufacturing process. In the event that certain batches or units of product do not meet quality specifications, we will record a charge to cost of product sales, to write-down any unmarketable inventory to its estimated net realizable value. In all cases, product inventory is carried at the lower of cost or its estimated net realizable value.
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
Excess Purchase Commitment Liability
We identified executory contracts in the commercial supply agreements between Keryx and its contract manufacturers for Auryxia, which include future firm purchase commitments. These executory contracts were deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast and as such, we recorded a liability in purchase accounting. We re-evaluate the excess purchase commitments each reporting period to assess whether any adjustments to the excess purchase commitment liability are necessary. This evaluation includes reviewing the contractual minimums, expiration and utilization assumptions, and sales forecasts.
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
We do not include a financing component in our estimated transaction price at contract inception unless we estimate that certain performance obligations will not be satisfied within one year. Additionally, we recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less.
Product Revenue, Net
We sell Auryxia in the United States, primarily to wholesale distributors as well as certain specialty pharmacy providers, collectively, Customers. These Customers resell our product to health care providers and patients. In addition to distribution agreements with Customers, we enter into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks, and discounts with respect to the purchase of our product.
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
Trade Discounts and Allowances: We generally provide Customers with discounts that include incentive fees that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we compensate (through trade discounts and allowances) our Customers for sales order management, data, and distribution services. However, we have determined such services received to date are not distinct from our sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the consolidated statement of operations and comprehensive loss through December 31, 2020. We record a corresponding reduction to accounts receivable (if the trade discount and/or allowance will be credited to the Customer) or an increase to accrued expense (if the trade discount and/or allowance is payable to a Customer) on the consolidated balance sheets.
Product Returns: Consistent with industry practice, we generally offer Customers a limited right of return which allows for the product to be returned when the product expiry is within an allowable window, when the quantity delivered is different than quantity ordered, the product is damaged in transit prior to receipt by the customer, or is subject to a recall. This right of return generally lapses once the product is provided to a patient.  We estimate the amount of our product sales that may be returned for credit by our Customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized.  We currently estimate product return reserve using available industry data and our own historical sales information, including our visibility into the inventory remaining in the distribution channel.
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
Collaborative Arrangements
We record the elements of our collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. We consider the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between us and our collaborative partner and the transactions between us and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. Therefore, we recognize our allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the Otsuka U.S. Agreement, as defined below in Note 4 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data, as a component of the related expense in the period incurred. To the extent product revenue is generated from the collaboration, we recognize our share of the net sales on a gross basis if it is deemed to be the principal in the transactions with customers, or on a net basis if it is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.

Intangible Assets
We maintain a definite-lived intangible asset related to developed product rights for Auryxia, which was acquired on December 12, 2018 as part of the Merger.
Intangible assets are initially recorded at fair value and stated net of accumulated amortization and impairments. We amortize our intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization for our intangible asset is recorded over its remaining estimated useful life, which as of December 31, 2020 is estimated to be six years.
We review intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, we perform a recoverability test by comparing the sum of the estimated undiscounted cash flows of the intangible asset group to its carrying value on the consolidated balance sheet. If the carrying value of the intangible asset group exceeds the undiscounted cash flows used in the recoverability test, we will write the carrying value of the intangible asset group down to the fair value in the period identified. We calculate the fair value of the intangible asset group as the present value of estimated future cash flows expected to be generated from the intangible asset group using a risk-adjusted discount rate. In determining estimated future cash flows associated with the intangible asset group, we use market participant assumptions pursuant to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). During the second quarter of 2020, we identified indicators of impairment related to the developed product rights for Auryxia and recorded an impairment charge of $115.5 million (see Note 9 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data for additional information).
Income Taxes
Income taxes are recorded in accordance with FASB Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. All deferred taxes as of December 31, 2020 and 2019 are classified as noncurrent within the income tax provision (see Note 14 to our consolidated financial statements in Part 2, Item 8. Financial Statements and Supplementary Data).
We account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2020 and 2019, we do not have any significant uncertain tax positions. We recognize interest and penalties related to uncertain tax positions in income tax expense.
Stock-Based Compensation
We account for stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees and non-employees, including grants of stock options, restricted stock, restricted stock units, or RSUs, performance-based restricted stock units, or PSUs, and modifications to existing stock awards, to be recognized in the statements of operations and comprehensive loss based on their fair values. Our stock-based awards are comprised of stock options and RSUs. We estimate the fair value of options granted using the Black-Scholes option pricing model. We use a blend of our stock price and the quoted market price of comparable public companies to determine the fair value of restricted stock awards and common stock awards.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2020 and 2019, we had cash and cash equivalents and available for sale securities of $268.7 million and $147.7 million, respectively, consisting primarily of money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Interest rate sensitivity is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
In addition, we are exposed to market risk related to exchange rates. A substantial portion of our revenues for the year ended December 31, 2020 was received in U.S. dollars, including revenues we receive from royalty payments converted to U.S. dollars based on the net sales of Riona and VafseoTM, in Japanese yen. Our exchange rate risk arises from such foreign currency net sales. As a result, we are exposed to movements in the exchange rates of the Japanese yen against the U.S. dollar.
For the royalty payments we received based on net sales of Riona and Vafseo in Japan during the year ended December 31, 2020, a 5.0% appreciation or depreciation of the Japanese yen against the U.S. dollar would have increased or decreased, respectively, our revenues in the year ended December 31, 2020 by approximately $0.3 million.
We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this foreign currency risk.

Item 8. Financial Statements and Supplementary Data
Akebia Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Akebia Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Akebia Therapeutics, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an adverse opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Impairment of Intangible Assets
Description of the Matter
At December 31, 2020, the Company’s definite-lived intangible asset related to developed product rights for Auryxia was $144.2 million. As described in Note 2 and Note 9 to the consolidated financial statements, intangible assets with definite lives are assessed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset group. If the carrying amount of the asset group exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. In the second quarter of 2020, the Company revised its long-range plan to reduce its short-term and long-term Auryxia revenue forecast which resulted in a $115.5 million impairment loss related to developed product rights for Auryxia.

Auditing the Company's impairment assessment involved complex judgment due to the significant judgments required to estimate the fair value of the intangible asset. The Company's model for estimating the fair value of the asset involves significant assumptions, including projected revenues and expenses related to the asset, expected contributory asset charges, and the risk-adjusted discount rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested controls over the Company's measurement of its estimated fair value of its intangible assets, including controls over management’s review of the valuation model and the significant assumptions described above. This included evaluating controls over the Company’s budgetary and forecasting process used to develop the estimated future cash flows. We also tested controls over management’s review of the completeness and accuracy of the data used to measure the impairment.

To test the estimated fair value of the Company’s asset group and for the intangible asset with definite lives, we performed audit procedures that included, among others, assessing the methodologies used in the model and testing the significant inputs and assumptions discussed above, including the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends, historical financial results, contractual obligations, and other relevant factors. We involved our valuation specialists to assist in the assessment of the Company’s discount rate for the fair value estimate of the definite-lived intangible asset due to the carrying amount of the asset group exceeding the estimated future undiscounted cash flows. We also performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair value of the intangible asset that would result from changes in underlying assumptions.

Valuation of Excess Purchase Commitment Liability
Description of the Matter
At December 31, 2020, the Company’s liability for excess purchase commitments related to Auryxia’s executory contracts was $55.8 million. As described in Note 5 and Note 16, the Company recorded a liability for its future firm purchase commitments that exceed the Company’s current forecasts. The Company re-evaluates its excess purchase commitments each reporting period to assess whether any adjustments to its excess purchase commitments liability are necessary. This evaluation includes reviewing the contractual minimums, expiration and utilization assumptions, and sales forecasts. The Company’s revised long-term and short-term Auryxia revenue forecasts, along with an amendment to supplier agreements, resulted in the Company recording an increase in its liability for excess purchase commitments of $25.6 million during the year ended December 31, 2020.

Auditing the Company's evaluation of its excess purchase commitment liability involved complex judgment due to the significant management judgments required to estimate the value of the total excess commitment. The Company's model for estimating the liability involves significant assumptions, including projected sales volumes, which is sensitive to and affected by economic, industry and company-specific qualitative factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested controls over the Company's evaluation of its excess purchase commitment liability. This included controls over the model, significant assumptions, and completeness and accuracy of the data used in the evaluation.

To test the Company’s evaluation of its excess purchase commitment liability, we performed audit procedures that included, among others, testing the significant inputs and assumptions discussed above, including the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends, historical financial results, contractual obligations, and other relevant factors. We also performed a sensitivity analysis of the significant assumptions to evaluate the change in the liability that would result from changes in underlying assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Boston, Massachusetts
February 25, 2021

AKEBIA THERAPEUTICS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$228,698	$147,449
Available for sale securities	39,992	245
Inventory	61,017	116,349
Accounts receivable, net	26,853	38,864
Prepaid expenses and other current assets	14,877	6,626
Total current assets	371,437	309,533
Property and equipment, net	8,622	10,380
Operating lease assets	26,876	29,038
Goodwill	55,053	55,053
Other intangible assets, net	144,170	291,212
Other assets	37,981	75,985
Total assets	$644,139	$771,201
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$41,308	$39,217
Accrued expenses and other current liabilities	130,624	129,071
Short-term deferred revenue	15,214	39,830
Total current liabilities	187,146	208,118
Deferred revenue, net of current portion	25,345	33,120
Operating lease liabilities, net of current portion	24,621	27,528
Derivative liability	2,420	1,650
Long-term debt, net	96,378	75,805
Other non-current liabilities	60,611	30,223
Total liabilities	396,521	376,444
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized at December 31, 2020 and 2019; 0 shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock: $0.00001 par value; 350,000,000 and 175,000,000 shares authorized at December 31, 2020 and 2019, respectively; 148,074,085 and 121,674,568 shares issued and outstanding at December 31, 2020 and 2019, respectively	1	1
Additional paid-in capital	1,425,115	1,188,810
Accumulated other comprehensive gain	13	—
Accumulated deficit	(1,177,511)	(794,054)
Total stockholders' equity	247,618	394,757
Total liabilities and stockholders' equity	$644,139	$771,201

See accompanying notes to consolidated financial statements.

AKEBIA THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Product revenue, net	$128,901	$111,119	$6,824
License, collaboration and other revenue	166,406	223,882	200,918
Total revenues	295,307	335,001	207,742
Cost of goods sold:
Product	148,866	108,935	6,251
Amortization of intangibles	31,515	36,401	1,517
Impairment of intangible asset	115,527	—	—
Total cost of goods sold	295,908	145,336	7,768
Operating expenses:
Research and development	218,485	322,969	291,007
Selling, general and administrative	153,947	149,455	87,061
License expense	3,409	3,529	67
Total operating expenses	375,841	475,953	378,135
Operating loss	(376,442)	(286,288)	(178,161)
Other income (expense):
Interest income (expense)	(8,871)	792	6,154
Other income (expense)	1,856	(794)	81
Net loss before income taxes	(383,457)	(286,290)	(171,926)
Benefit from income taxes	—	(6,631)	(28,338)
Net loss	$(383,457)	$(279,659)	$(143,588)
Net loss per share - basic and diluted	$(2.77)	$(2.36)	$(2.47)
Weighted-average number of common shares - basic and diluted	138,463,152	118,395,919	58,038,252
Comprehensive loss:
Net loss	$(383,457)	$(279,659)	$(143,588)
Other comprehensive gain - unrealized gain on securities	13	261	181
Total comprehensive loss	$(383,444)	$(279,398)	$(143,407)

See accompanying notes to consolidated financial statements.

Akebia Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Unrealized Gain/Loss	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	$0.00001 Par Value
Balance at December 31, 2017	47,612,619	$—	$493,823	$(442)	$(370,807)	$122,574
Keryx Merger	57,773,090	1	527,753	—	—	527,754
Issuance of Baupost Additional Share	1,497,320	—	13,386	—	—	13,386
Issuance of common stock excluding Keryx Merger, net of issuance costs	9,194,306	—	95,452	—	—	95,452
Proceeds from sale of stock under employee stock purchase plan	48,768	—	482	—	—	482
Exercise of options	178,382	—	647	—	—	647
Share-based compensation expense	—	—	19,040	—	—	19,040
Restricted stock unit vesting	583,033	—	—	—	—	—
Unrealized gain	—	—	—	181	—	181
Net loss	—	—	—	—	(143,588)	(143,588)
Balance at December 31, 2018	116,887,518	$1	$1,150,583	$(261)	$(514,395)	$635,928
Issuance of common stock, net of issuance costs	4,068,912	—	25,785	—	—	25,785
Proceeds from sale of stock under employee stock purchase plan	87,530	—	383	—	—	383
Exercise of options	362,796	—	560	—	—	560
Retired shares	(55,324)	—	(426)	—	—	(426)
Share-based compensation expense	—	—	11,925	—	—	11,925
Restricted stock unit vesting	323,136	—	—	—	—	—
Unrealized gain	—	—	—	261	—	261
Net loss	—	—	—	—	(279,659)	(279,659)
Balance at December 31, 2019	121,674,568	$1	$1,188,810	$—	$(794,054)	$394,757
Issuance of common stock, net of issuance costs	24,133,348	—	209,519	—	—	209,519
Proceeds from sale of stock under employee stock purchase plan	235,658	—	1,100	—	—	1,100
Exercise of options	166,633	—	1,226	—	—	1,226
Share-based compensation expense	—	—	24,460	—	—	24,460
Restricted stock unit vesting	1,863,878	—	—	—	—	—
Unrealized gain	—	—	—	13	—	13
Net loss	—	—	—	—	(383,457)	(383,457)
Balance at December 31, 2020	148,074,085	$1	$1,425,115	$13	$(1,177,511)	$247,618

See accompanying notes to consolidated financial statements.

Akebia Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(383,457)	$(279,659)	$(143,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,075	2,245	899
Amortization of intangibles	31,515	36,401	1,522
Intangible asset impairment charge	115,527	—	—
Amortization of premium/discount on investments	(47)	(819)	(1,232)
Non-cash interest expense	1,534	786	28
Non-cash operating lease expense	(2,037)	(2,229)	—
Write-off of property and equipment	—	2,053	—
Non-cash merger expense(1)	—	—	13,386
Fair value step-up of inventory sold or written off	68,240	70,444	4,771
Write-down of inventory	20,072	7,112	—
Change in excess inventory purchase commitments	25,114	—	—
Stock-based compensation	24,460	11,925	19,040
Deferred income taxes	—	(6,631)	(28,338)
Change in fair value of derivative liability	286	—	—
Changes in operating assets and liabilities:
Accounts receivable	12,011	(22,198)	33,384
Inventory	6,163	(29,142)	26
Prepaid expenses and other current assets	(8,119)	10,541	(977)
Other long-term assets	(2,779)	4,917	903
Accounts payable	3,678	1,372	13,717
Accrued expense	6,356	(27,351)	55,482
Operating lease liabilities	1,411	2,531	—
Deferred revenue	(32,391)	(39,739)	(66,935)
Deferred rent	—	—	418
Net cash used in operating activities	(110,388)	(257,441)	(97,494)
Investing activities:
Acquisition of business, net of acquired cash and restricted cash	—	—	6,147
Purchase of property and equipment	(317)	(6,655)	(1,606)
Purchase of available for sale securities	(99,932)	—	(224,216)
Proceeds from the maturities of available for sale securities	60,245	153,110	243,269
Proceeds from sales of available for sale securities	—	64,721	13,000
Net cash provided by (used in) investing activities	(40,004)	211,176	36,594
Financing activities:
Proceeds from the issuance of common stock, net of issuance costs	209,419	25,785	95,452
Proceeds from the sale of stock under employee stock purchase plan	1,100	383	482
Proceeds from the exercise of stock options	1,226	560	647
Retirement of treasury stock	—	(426)	—
Proceeds from the issuance of debt, net	19,975	77,668	—
Payments on debt	—	(15,000)	—
Payments on capital lease obligations	—	—	(19)
Net cash provided by financing activities	231,720	88,970	96,562
Increase in cash, cash equivalents, and restricted cash	81,328	42,705	35,662
Cash, cash equivalents, and restricted cash at beginning of the period	149,804	107,099	71,437
Cash, cash equivalents, and restricted cash at end of the period	$231,132	$149,804	$107,099
Non-cash financing activities
Unpaid offering costs	$100	$—	$—
Fair value of shares and equity awards issued in acquisition	—	—	527,754
(1)Relates to non-cash expense associated with the fair value of the Baupost additional shares (see Note 5).
See accompanying notes to consolidated financial statements.

Akebia Therapeutics, Inc.
Notes to Consolidated Financial Statements
1. Nature of Organization and Operations
Akebia Therapeutics, Inc., referred to as Akebia or the Company, was incorporated in the State of Delaware in 2007. Akebia is a biopharmaceutical company with the purpose of bettering the lives of people living with kidney disease. Akebia’s lead investigational product candidate, vadadustat, is an oral therapy in Phase 3 development for the treatment of anemia due to chronic kidney disease, or CKD. Vadadustat is an oral hypoxia-inducible factor prolyl hydroxylase inhibitor, or HIF-PHI, designed to mimic the physiologic effect of altitude on oxygen availability. At higher altitudes, the body responds to lower oxygen availability with stabilization of hypoxia-inducible factor, or HIF, which can lead to red blood cell, or RBC, production and improved oxygen delivery to tissues. Vadadustat is approved and marketed in Japan as a treatment for anemia due to CKD in both dialysis-dependent and non-dialysis dependent adult patients under the trade name VafseoTM. In addition, the Company has a commercial product, Auryxia, which is currently approved by the U.S. Food and Drug Administration, or FDA, and marketed for two indications in the United States, the control of serum phosphorus levels in adult patients with CKD on dialysis, or DD-CKD, and the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or NDD-CKD. Ferric citrate is also approved and marketed in Japan as an oral treatment for the improvement of hyperphosphatemia in patients with DD-CKD and NDD-CKD under the trade name Riona.
On November 11, 2019, the Company, with Keryx Biopharmaceuticals, Inc., or Keryx, as guarantor, entered into a loan agreement, or the Loan Agreement, with Biopharma Credit plc as collateral agent and lender, or the Collateral Agent, and Biopharma Credit Investments V (Master) LP as lender, pursuant to which term loans in an aggregate principal amount of $100 million were available to the Company in two tranches, subject to certain terms and conditions, or the Term Loans. BioPharma Credit PLC subsequently transferred its interest in the Term Loans, solely in its capacity as a lender, to its affiliate, BPCR Limited Partnership. The Collateral Agent and the lenders are collectively referred to as Pharmakon. The first tranche of $80.0 million, or Tranche A, was drawn on November 25, 2019 and the second tranche of $20.0 million, or Tranche B, was drawn on December 10, 2020. Refer to Note 11 to our consolidated financial statements in Part II, Item 8 – Financial Statements and Supplementary Data for additional details on the Loan Agreement.
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
Since inception, the Company has devoted most of its resources to research and development, including its preclinical and clinical development activities, and providing general and administrative support for these operations. The Company began recording revenue from the U.S. sales of Auryxia and revenue from sublicensing rights to Auryxia in Japan to the Company’s Japanese partners Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd., collectively JT and Torii, on December 12, 2018. Additionally, following regulatory approval of vadadustat in Japan, the Company began recognizing royalty revenues from Mitsubishi Tanabe Pharma Corporation, or MTPC, from the sale of Vafseo in August 2020. The Company has not generated a profit to date and may never generate profits from product sales. Vadadustat and the Company’s other potential product candidates are subject to long development cycles, and the Company may be unsuccessful in its efforts to develop, obtain marketing approval for or market vadadustat and its other potential product candidates. If the Company does not successfully commercialize Auryxia, vadadustat or any other potential product candidate, it may be unable to achieve profitability.
The Company is subject to a number of risks including, but not limited to, the need to obtain adequate additional funding, including the resources necessary to fund the continued development and commercialization of Auryxia, and the development, regulatory activities and potential commercialization of vadadustat, risks relating to integration following the Merger, risks relating to market acceptance, coverage and reimbursement of Auryxia and vadadustat, if approved, risks related to maintaining the Company’s commercial organization and capabilities, risks relating to potential generic entrants, risks of clinical trial failures, the risk of relying on third parties, the risk that the Company never achieves profitability, protection of proprietary technology, compliance with governmental regulations, and dependence on key personnel, and the impact of legal, regulatory and administrative proceedings.
In December 2015, the Company entered into a collaboration agreement with MTPC to develop and commercialize vadadustat in Japan and certain other countries in Asia, collectively, the MTPC Territory, for total payments of up to $245.0 million, comprised of a $20.0 million upfront payment, up to $50.0 million in specified development and regulatory milestones, and up to $175.0 million in specified commercial milestones, as well as tiered royalty payments ranging from 13% to 20% on annual net sales of vadadustat in the MTPC Territory, subject to a reduction upon launch of a generic product on a country-by-country basis. The Company began receiving royalty payments from MTPC during the year ended December 31, 2020 when MTPC commenced commercial sales of vadadustat in Japan under the trade name, VafseoTM, in August 2020 (Note 4).
In December 2016, the Company entered into a collaboration and license agreement with Otsuka Pharmaceutical Co. Ltd., or Otsuka, to develop and commercialize vadadustat in the United States. In December 2016, the Company received $125.0 million upfront payment, and in March 2017, Otsuka reimbursed the Company approximately $33.8 million for global expenses previously incurred by us for the global development program for vadadustat in DD-CKD and NDD-CKD adult patients. The agreement also provides for additional funding for the global development program for vadadustat, totaling $319.0 million or more, depending on the actual global development costs incurred. In addition, as of December 31, 2020, Akebia is eligible to receive from Otsuka up to $65.0 million in specified regulatory milestones and up to $575.0 million in specified commercial milestones. The Company will share with Otsuka the costs of developing and commercializing vadadustat in the United States and the profits from sales of vadadustat in the United States after approval by the FDA and commercial launch (Note 4).

In April 2017, the Company entered into a collaboration and license agreement with Otsuka to develop and commercialize vadadustat in Europe, Russia, China, Canada, Australia, the Middle East and certain other territories. In April 2017, the Company received a $73.0 million upfront payment and $0.2 million for global expenses previously incurred by the Company in implementing the current global Phase 3 development plan for vadadustat in DD-CKD and NDD-CKD adult patients in excess of a specified threshold during the quarter-ended March 31, 2017. The agreement also provides for additional funding for the global development program for vadadustat, totaling $226.2 million or more, depending on the actual global development costs incurred. In addition, as of December 31, 2020, Akebia is eligible to receive from Otsuka up to $52.0 million in specified regulatory milestones and up to $525.0 million in specified commercial milestones (Note 4).
From inception through December 31, 2020, the Company has raised approximately $704.3 million of net proceeds from the sale of equity, including $519.8 million from several underwritten public offerings, $134.5 million from at-the-market offerings, or ATM offerings, pursuant to sales agreements with Cantor Fitzgerald & Co. and $50.0 million from the sale of 3,571,429 shares of common stock to Vifor (International) Ltd., or Vifor Pharma. During the year ended December 31, 2020, the Company completed an underwritten public offering of our common stock with aggregate net proceeds of $142.4 million and raised $67.3 million of net proceeds from ATM offerings. In November 2019, the Company received net proceeds of $77.3 million from Tranche A of the Loan Agreement with Pharmakon. In December 2020, the Company received net proceeds of $20.0 million from Tranche B of the Loan Agreement with Pharmakon. Subsequent to December 31, 2020 and through the date of this Annual Report on Form 10-K, the Company raised $15.9 million in net proceeds from ATM offerings. At the inception of the Company’s collaboration agreements with Otsuka and MTPC, they committed to an aggregate of approximately $573.0 million or more in cost-share funding, of which the Company received approximately $272.0 million at the onset of the collaborations, and the remainder of which the Company generally continues to receive on a quarterly prepaid basis, and via license payments.
The Company's management completed its going concern assessment in accordance with ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. The Company believes that its cash resources will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the filing of the Company’s 2020 Annual Report on Form 10-K, as required by ASC 205-40. There can be no assurance, however, that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all. The Company will require additional capital to pursue development and commercial activities related to Auryxia and vadadustat or any additional products and product candidates, including those that may be in-licensed or acquired. The Company expects to finance future cash needs through product revenue, public or private equity or debt transactions, payments from its collaborators, royalty transactions, strategic transactions, or a combination of these approaches. However, adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital in sufficient amounts when needed or on attractive terms, it may not be able to pursue development and commercial activities related to Auryxia and vadadustat or any additional products and product candidates, including those that may be in-licensed or acquired.
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
New Accounting Pronouncements – Recently Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. Previously, U.S. GAAP delayed recognition of the full amount of credit losses until the loss was probable of occurring. Under this ASU, the income statement will reflect an entity’s current estimate of all expected credit losses. The Company adopted this new standard on January 1, 2020 using the modified retrospective approach, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The cumulative-effect adjustment recorded on January 1, 2020, is not material. Please see the description of the Company’s “Credit Losses” accounting policy below.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements. The Company adopted this new standard on January 1, 2020 using the prospective approach for amendments applicable to the Company. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangible-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard clarifies the accounting for implementation costs in cloud computing arrangements. This standard became effective for the Company on January 1, 2020, and was adopted on a prospective basis. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements and disclosures.
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
This standard became effective for the Company on January 1, 2020, and did not have a material impact on the Company’s consolidated financial statements and related disclosures.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: prepaid and accrued research and development expense, operating lease assets and liabilities, derivative liabilities, other non-current liabilities, including the excess purchase commitment liability, stock-based compensation expense, product and collaboration revenues including various rebates and reserves related to product sales, inventories, income taxes, intangible assets and goodwill. The Company has made estimates of the impact of COVID-19 within the consolidated financial statements and there may be changes to those estimates in future periods including changes to sales, payer mix, reserves and allowances, intangible assets and goodwill.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
Credit Losses
Available for sale debt securities. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company classifies all securities as available for sale and includes them in current assets as they are intended to fund current operations. The Company's investment portfolio at any point in time contains investments in money market mutual funds, U.S. government debt securities, certificates of deposit and corporate debt securities. The Company segments its portfolio based on the underlying risk profiles of the securities and have a zero loss expectation for money market mutual funds, U.S. government debt securities and certificates of deposit. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. Factors considered also include whether a decline in fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. Any unrealized loss that is not credit related is recognized in other comprehensive (loss) income in the consolidated statements of operations. A credit-related unrealized loss is recognized as an allowance on the consolidated balance sheets with a corresponding adjustment to earnings in the consolidated statements of operations.

Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available for sale securities with original maturities of three months or less at the time of purchase. Cash equivalents are reported at fair value. At December 31, 2020, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that sum to the total of the amounts reported in the consolidated statement of cash flows (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$228,698	$147,449	$104,644	$70,156
Prepaid expenses and other current assets	395	263	—	—
Other assets	2,039	2,092	2,455	1,281
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$231,132	$149,804	$107,099	$71,437

Investments
Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available for sale which are included in current assets as they are intended to fund current operations. The Company carries available for sale securities at fair value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business. Based on these considerations, the Company did not identify any other-than-temporary unrealized losses at December 31, 2020. Unrealized losses on available for sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income, net” within the consolidated statements of operations and comprehensive loss. The Company also includes in net investment income, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method and includes interest and dividends on securities in interest income.
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
The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed as well as historical payment patterns and existing economic factors. The Company believes that credit risks associated with its Customers and collaboration partners are not significant. The Company did not have a material allowance for doubtful accounts as of December 31, 2020 and 2019.
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
Gross revenues and accounts receivable from each of the Company’s Customers or collaboration partners who individually accounted for 10% or more of total gross revenues and/or 10% or more of total gross accounts receivable consisted of the following:

	Percent of Total Gross Revenues
	Years Ended December 31,
	2020	2019	2018
Fresenius Medical Care Rx	29%	21%	—%
Otsuka Pharmaceutical Co. Ltd.	29%	45%	90%
AmerisourceBergen Drug Corporation	12%	10%	—%
McKesson Corporation	11%	—%	—%

	Percent of Gross Accounts Receivable
	As of December 31,
	2020	2019
AmerisourceBergen Drug Corporation	29%	16%
Fresenius Medical Care Rx	19%	15%
Cardinal Health, Inc.	14%	15%
McKesson Corporation	12%	11%
Otsuka Pharmaceutical Co. Ltd. (1)	—%	35%

(1)Accounts receivable from Otsuka Pharmaceutical Co. Ltd. did not represent greater than 10% of gross accounts receivable at December 31, 2020 due to timing of payments and costs incurred.
Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation. Assets under capital lease are included in property and equipment. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, generally three years to seven years. Such costs are periodically reviewed for recoverability when impairment indicators are present. Such indicators include, among other factors, unused capacity, market value declines and technological obsolescence. Recorded values of asset groups of equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).
The following is the summary of property and equipment and related accumulated depreciation as of December 31, 2020 and 2019.

	Useful Life			December 31, 2020	December 31, 2019
				(in thousands)
Computer equipment and software	3			$1,010	$1,010
Furniture and fixtures	5	-	7	2,086	2,086
Equipment	7			2,692	2,451
Leasehold improvements	Shorter of the useful life or remaining lease term (10 years)			8,573	8,497
				14,361	14,044
Less accumulated depreciation				(5,739)	(3,664)
Net property and equipment				$8,622	$10,380

Depreciation expense was approximately $2.1 million, $2.2 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. For the year ended December 31, 2019, approximately $2.1 million of certain leasehold improvements were written off in connection with the sublease of the Boston office.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires entities to recognize right-of-use assets and lease liabilities for leases with lease terms of more than 12 months on their balance sheets and provide enhanced disclosures. In 2018, the FASB issued additional ASUs related to Topic 842, or ASC 842, that clarified various aspects of the new lease guidance, including how to record certain transition adjustments, as well as other improvements and practical expedients. The Company adopted this new standard on January 1, 2019 using the modified retrospective approach for all leases existing at, or entered into after, the date of initial application, and elected to use the following practical expedients that are permitted under the rules of the adoption:
•The Company elected the package of transition practical expedients, which allows it to retain the lease classification and initial direct costs for any leases that existed prior to the adoption of this new standard.
•The Company did not reassess whether any contracts completed prior to the adoption are leases.
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
Prior to the regulatory approval of a product candidate, the Company incurs expenses for the manufacture of material that could potentially be available to support the commercial launch of its products. Until the first reporting period when regulatory approval has been received or is otherwise considered probable and the future economic benefit is expected to be realized, the Company records all such costs as research and development expense. Inventory used in clinical trials is also expensed as research and development expense, when selected for such use. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in a clinical manufacturing campaign.
The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of product sales in the consolidated statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. Additionally, the Company’s product is subject to strict quality control and monitoring that it performs throughout the manufacturing process. In the event that certain batches or units of product do not meet quality specifications, the Company will record a charge to cost of product sales, to write-down any unmarketable inventory to its estimated net realizable value. In all cases, product inventory is carried at the lower of cost or its estimated net realizable value.
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
Excess Purchase Commitment Liability
The Company identified executory contracts in the commercial supply agreements between Keryx and its contract manufacturers for Auryxia, which include future firm purchase commitments. These executory contracts were deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast and as such, the Company recorded a liability in purchase accounting. The Company re-evaluates the excess purchase commitments each reporting period to assess whether any adjustments to the excess purchase commitment liability are necessary. This evaluation includes reviewing the contractual minimums, expiration and utilization assumptions, and sales forecasts.
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
Trade Discounts and Allowances: The Company generally provides Customers with discounts that include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the consolidated statement of operations and comprehensive loss through December 31, 2020. The Company records a corresponding reduction to accounts receivable (if the trade discount and/or allowance will be credited to the Customer) or an increase to accrued expense (if the trade discount and/or allowance is payable to a Customer) on the consolidated balance sheets.
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
Royalties
The Company will recognize sales-based royalties, including milestone payments based on the level of sales, at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company receives royalty payments from JT and Torii, based on net sales of Riona.
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
Intangible assets are initially recorded at fair value and stated net of accumulated amortization and impairments. The Company amortizes its intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization for the Company’s intangible asset is recorded over its remaining estimated useful life, which as of December 31, 2020 is estimated to be six years.
The Company reviews intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of the intangible asset group to its carrying value on the consolidated balance sheet. If the carrying value of the intangible asset group exceeds the undiscounted cash flows used in the recoverability test, the Company will write the carrying value of the intangible asset group down to the fair value in the period identified. The Company calculates the fair value of the intangible asset group as the present value of estimated future cash flows expected to be generated from the intangible asset group using a risk-adjusted discount rate. In determining estimated future cash flows associated with its intangible asset group, the Company uses market participant assumptions pursuant to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). During the second quarter of 2020, the Company identified indicators of impairment related to the developed product rights for Auryxia and recorded an impairment charge of $115.5 million (see Note 9 for additional information).
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
Items measured at fair value on a nonrecurring basis include property and equipment, intangible assets and goodwill. The Company remeasures the fair value of these assets upon the occurrence of certain events. There were no remeasurements to property and equipment for the year ended December 31, 2020. During the second quarter of 2020, the Company identified indicators of impairment related to the developed product rights for Auryxia, an intangible asset measured using Level 3 inputs, and recorded an impairment charge of $115.5 million (see Note 9 for additional information). There were no other impairments to assets measured using Level 3 inputs during the year ended December 31, 2020. There were no impairments to assets measured using Level 3 inputs during the year ended December 31, 2019.
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
External research and development expenses associated with the Company’s programs include clinical trial site costs, research compounds and clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical and preclinical programs. Internal costs of the Company’s clinical program include salaries, benefits, stock-based compensation, and an allocation of the Company’s facility costs. When third-party service providers’ billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those third parties, including clinical trial and pharmaceutical development costs, contractual services costs and supply costs, incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the third-party service contract, where applicable.
Advertising Expenses
The costs of advertising are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2020, 2019 and 2018, advertising expenses totaled $5.0 million, $6.0 million and $0.5 million, respectively, all related to Auryxia. The Company incurred advertising expenses throughout the entire fiscal years 2020 and 2019 compared to the period from December 12, 2018 through December 31, 2018 in fiscal year 2018.
Income Taxes
Income taxes are recorded in accordance with FASB Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. All deferred taxes as of December 31, 2020 and 2019 are classified as noncurrent within the income tax provision (see Note 14).
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2020 and 2019, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
Stock-Based Compensation
The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees and non-employees, including grants of stock options, restricted stock, restricted stock units, or RSUs, performance-based restricted stock units, or PSUs, and modifications to existing stock awards, to be recognized in the statements of operations and comprehensive loss based on their fair values. The Company’s stock-based awards are comprised of stock options and RSUs. The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Company uses a blend of its stock price and the quoted market price of comparable public companies to determine the fair value of restricted stock awards and common stock awards.
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
3. Product Revenue, Net
To date, the Company’s only source of product revenue has been from the U.S. sales of Auryxia, which it began recording on December 12, 2018 following the consummation of the Merger. Total net product revenue was $128.9 million and $111.1 million for the years ended December 31, 2020 and 2019, respectively, and $6.8 million for the period from December 12, 2018 to December 31, 2018. The following table summarizes activity in each of the product revenue allowance and reserve categories for the period from December 12, 2018 to December 31, 2018 and for the years ended December 31, 2019 and 2020 (in thousands):

	Chargebacks and Discounts	Rebates, Fees and other Deductions	Returns	Total
Balance at December 12, 2018	$466	$21,247	$418	$22,131
Provisions related to sales	415	3,869	(58)	4,226
Credits/payments made relating to sales	(365)	(2,255)	—	(2,620)
Balance at December 31, 2018	516	22,861	360	23,737
Current provisions related to sales in current year	7,822	110,866	2,008	120,696
Adjustments related to prior year sales	—	1,149	—	1,149
Credits/payments made	(7,600)	(104,324)	(2,115)	(114,039)
Balance at December 31, 2019	$738	$30,552	$253	$31,543
Current provisions related to sales in current year	10,559	149,472	7,238	167,269
Adjustments related to prior year sales	—	377	—	377
Credits/payments made	(10,495)	(140,489)	(6,842)	(157,826)
Balance at December 31, 2020	$802	$39,912	$649	$41,363

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

Accounts receivable, net related to product sales was approximately $21.9 million and $23.0 million as of December 31, 2020 and 2019, respectively.

4. License, Collaboration and Other Significant Agreements
During the years ended December 31, 2020, 2019 and 2018, the Company recognized the following revenues from its license, collaboration and other significant agreements and had the following deferred revenue balances as of December 31, 2020:

	For the Year Ended December 31,
	2020	2019	2018
License, Collaboration and Other Revenue:	(in thousands)
MTPC Agreement	$15,405	$10,000	$9,281
Otsuka U.S. Agreement	93,446	131,314	103,870
Otsuka International Agreement	45,451	75,614	87,320
Total Proportional Performance Revenue	$154,302	$216,928	$200,471
JT and Torii	5,681	5,882	112
MTPC Other Revenue	6,423	1,072	335
Total License, Collaboration and Other Revenue	$166,406	$223,882	$200,918

	December 31, 2020
	Short-Term	Long-Term	Total
Deferred Revenue:	(in thousands)
Otsuka U.S. Agreement	$8,850	$15,098	$23,948
Otsuka International Agreement	6,364	5,568	11,932
Vifor Agreement	—	4,679	4,679
Total	$15,214	$25,345	$40,559
The following table presents changes in the Company’s contract assets and liabilities during the years ended December 31, 2020 and 2019 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Twelve Months Ended December 31, 2020
Contract assets:
Accounts receivable(1)	$15,822	$161,772	$(174,549)	$3,045
Prepaid expenses and other current assets	$—	$1,722	$—	$1,722
Contract liabilities:
Deferred revenue	$72,950	$122,108	$(154,499)	$40,559
Accounts payable	$—	$17,324	$(10,097)	$7,227
Accrued expenses and other current liabilities	$—	$10,615	$(615)	$10,000
Twelve Months Ended December 31, 2019
Contract assets:
Other current assets	$—	$10,000	$(10,000)	$—
Accounts receivable(1)	$1,587	$172,614	$(158,379)	$15,822
Contract liabilities:
Deferred revenue	$112,689	$167,189	$(206,928)	$72,950
Accounts payable	$13,492	$—	$(13,492)	$—

(1)Excludes accounts receivable from other services related to clinical and regulatory activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement as of December 31, 2020 and 2019. Also excludes accounts receivable related to amounts due to the Company from product sales which are included in the accompanying consolidated balance sheets as of December 31, 2020 and 2019.

During the years ended December 31, 2020, 2019 and 2018, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	For the Year December 31,
Revenue Recognized in the Period from:	2020	2019	2018
Amounts included in deferred revenue at the beginning of the period	$36,032	$80,634	$137,726
Performance obligations satisfied in previous periods	$25,964	$45,592	$6,659

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
The Company and MTPC agreed that, instead of including Japanese patients in the Company’s global Phase 3 program for vadadustat, MTPC would be the sponsor of a Phase 3 program for vadadustat in Japan. MTPC is responsible for the costs of the Phase 3 program in Japan and other studies required in Japan, and made no funding payments for the global Phase 3 program for vadadustat. In June 2020, vadadustat was approved in Japan for the treatment of anemia due to CKD, which triggered a $15.0 million regulatory milestone payment to the Company that was received in the third quarter of 2020. In August 2020, MTPC launched vadadustat commercially in Japan under the trade name VafseoTM as a treatment of anemia due to CKD for adult patients on dialysis and not on dialysis.
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
MTPC is required to make certain milestone payments to the Company aggregating up to approximately $225.0 million upon the achievement of specified development, regulatory and commercial events. More specifically, the Company received $10.0 million in development milestone payments and is eligible to receive up to $40.0 million in regulatory milestone payments, of which the Company received $10.0 million in relation to the JNDA filing in the third quarter of 2019 and earned an additional $15.0 million following regulatory approval of vadadustat in Japan in the second quarter of 2020, which the Company received in the third quarter of 2020, and up to $175.0 million in commercial milestone payments associated with aggregate sales of all products. In consideration for the exclusive license and other rights contained in the MTPC Agreement, MTPC also made a $20.0 million upfront payment as well as a payment of $20.5 million for Phase 2 studies in Japanese patients completed by the Company and reimbursed by MTPC. The Company is also entitled to receive tiered royalty payments ranging from 13% to 20% on annual net sales of vadadustat in the MTPC Territory. Royalty payments are subject to certain reductions, including upon the introduction of competitive products in certain instances. Royalties are due on a country-by-country basis from the date of first commercial sale of a licensed product in a country until the last to occur of: (i) the expiration of the last to expire valid claim within the intellectual property covering the licensed product, (ii) the expiration of marketing or regulatory exclusivity in such country, or (iii) the tenth anniversary of the first commercial sale of such licensed product in such country. Due to the uncertainty of drug development and commercialization and the high historical failure rates associated therewith, although the Company has received $10.0 million in development milestones and $25.0 million in regulatory milestones, no additional milestone may ever be received from MTPC. The Company recognizes any revenue from MTPC royalties in the period in which the sales occur.
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
The transaction price at inception was comprised of: (i) the up-front payment, (ii) the estimated cost for the Phase 2 studies, (iii) a non-substantive milestone associated with the first patient enrolled in the NDD-CKD Phase 3 study, and (iv) the cost of all clinical supply provided to MTPC for the Phase 3 studies. No other development and no regulatory milestones were included in the transaction price at inception, as all other milestone amounts were fully constrained. Subsequent to inception, the transaction price also included certain development and regulatory milestones, as described below. As part of its evaluation of the constraint, the Company considers numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to MTPC and therefore have also been excluded from the transaction price.  The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the remaining consideration that may be payable to the Company subsequent to MTPC's commercial launch of VafseoTM, in the third quarter of 2020 is quarterly royalties on net sales, sales milestones, and certain regulatory milestones.
As of December 31, 2020, the transaction price is comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received, comprised of $10.0 million relating to the JNDA filing and $15.0 million relating to regulatory approval of vadadustat in Japan, (vi) $0.4 million in royalties from net sales of Vafseo. As of December 31, 2020, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. Accordingly, the Company recognized the $15.0 million regulatory milestone relating to regulatory approval of vadadustat in Japan as revenue during the year ended December 31, 2020 and the $10.0 million regulatory milestone for the filing of the JNDA as revenue during the year ended December 31, 2019, as the regulatory milestones were both deemed probable of being achieved and the required performance obligations had been satisfied as of December 31, 2020 and 2019, respectively. The Company also recognized $0.4 million of revenue for royalties from the net sales of Vafseo during the year ended December 31, 2020. The Company recognized $9.3 million of revenue during the year ended December 31, 2018. The revenue is classified as collaboration revenue in the accompanying consolidated statements of operations. As of December 31, 2020, there is $0.1 million in accounts receivable, no deferred revenue, and no contract assets. There were no asset or liability balances classified as long-term in the consolidated balance sheet as of December 31, 2020.
Supply of Drug Product to MTPC
In March 2020, in connection with the MTPC Agreement, the Company agreed to supply MTPC with certain vadadustat drug product for commercial use and MTPC agreed to reimburse the Company for certain manufacturing-related expenses. In connection with this arrangement, the Company invoiced the upfront payment of $10.4 million, which it received during the three months ended June 30, 2020. The Company does not recognize revenue under this arrangement until risk of loss passes to

MTPC and delivery has occurred. During the year ended December 31, 2020, the Company recognized $6.2 million in revenue for drug product that was delivered during the year ended December 31, 2020. As of December 31, 2020, the Company recorded no accounts receivable, no deferred revenue, and $4.1 million in other current liabilities and $0.1 million in other non-current liabilities for drug product that is subject to return by MTPC.
On July 15, 2020, the Company and its collaboration partner MTPC entered into a supply agreement, or the MTPC Supply Agreement. The MTPC Supply Agreement includes the terms and conditions under which the Company will supply vadadustat drug product to MTPC for commercial use in Japan and certain other Asian countries, as contemplated by the MTPC Agreement.
Pursuant to the MTPC Supply Agreement, MTPC provides a rolling forecast, or the MTPC Forecast, to the Company on a quarterly basis. The MTPC Forecast reflects MTPC’s needs for vadadustat drug product over a certain number of months, represented as a quantity of vadadustat drug product per calendar quarter. MTPC makes an up-front payment for a certain percentage of each batch of vadadustat drug product ordered. The term of the MTPC Supply Agreement will exist throughout the term of the MTPC Agreement, and the termination provisions of the MTPC Agreement govern termination of the MTPC Supply Agreement.
During the year ended December 31, 2020, the Company invoiced MTPC for $18.6 million in up-front payments for vadadustat drug product ordered by MTPC. As of December 31, 2020, the Company recorded $1.9 million in accounts receivable, $13.9 million in other current liabilities and $4.7 million in other non-current liabilities. Subsequent to December 31, 2020, the Company invoiced MTPC for an additional $2.6 million in up-front payments for vadadustat drug product ordered by MTPC.
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
Under the terms of the Otsuka U.S. Agreement, the Company granted to Otsuka a co-exclusive, non-sublicensable license under certain intellectual property controlled by the Company solely to perform medical affairs activities and to conduct non-promotional and commercialization activities related to vadadustat in accordance with the associated plans. The co-exclusive license relates to activities that will be jointly conducted by the Company and Otsuka pursuant to the terms of the Otsuka U.S. Agreement. Additionally, the parties agreed not to promote, market or sell any competing product in the territory covered by the Otsuka U.S. Agreement.
The Company is responsible for performing all activities related to the development of vadadustat as outlined in the current global development plan, while Otsuka may agree to perform certain activities under the global development plan from time to time as agreed by the parties. The current global development plan encompasses all activities with respect to the recently completed PRO2TECT and INNO2VATE clinical programs through the filing for marketing approval, as well as certain other studies. The Company’s obligations related to the conduct of the current global development plan include the associated manufacturing and supply services for vadadustat.
Under the Otsuka U.S. Agreement, the parties jointly conduct all medical affairs, commercialization and non-promotional activities pursuant to underlying plans as agreed to by the parties. If approved by the FDA, Otsuka is obligated to purchase all of its supply requirements of vadadustat for commercial use from the Company pursuant to a separate supply agreement to be negotiated.
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
Under the terms of the Otsuka U.S. Agreement, the Company received a $125.0 million up-front, non-refundable, non-creditable cash payment in December 2016. In March 2017, the Company received a payment of approximately $33.8 million, which represented reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan through December 31, 2016. Commencing in the third quarter of 2017, whereupon the Company had incurred a specified amount of incremental costs, Otsuka began to contribute, as required by the Otsuka U.S. Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to December 31, 2016 will total $319.0 million or more, depending on the actual costs incurred toward the current global development plan. The costs associated with the performance of any development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism as set forth in the Otsuka U.S. Agreement or to be determined by the parties. Costs incurred with respect to medical affairs and commercialization and non-promotional activities will generally be shared equally by the parties. In addition, due to the costs incurred in completing the activities under the current global development plan exceeding a certain threshold in the second quarter of 2019, the Company elected to require Otsuka to increase the aggregate percentage of current global development costs it funds under the Otsuka U.S. Agreement and the Otsuka International Agreement, as defined below, from 52.5% to 80%, or the Otsuka Funding Option. The Company estimates the additional funding as a result of exercising the Otsuka Funding Option, or the Additional Funding, to total approximately $122.2 million or more, depending on the actual costs incurred toward the current global development plan. The Additional Funding is fully creditable against future payments due to the Company under the arrangement, provided that future payments due to the Company may not be reduced by more than 50% in any calendar year and any remaining creditable amount above 50% in any calendar year will be applied to subsequent future payments until fully credited. As of December 31, 2020, the Additional Funding was $88.0 million.
In addition, Otsuka is required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, as of December 31, 2020, the Company is eligible to receive up to $65.0 million in regulatory milestone payments for the first product to achieve the associated event and up to $575.0 million in commercial milestone payments associated with aggregate sales of licensed products. These future milestones are subject to reduction as a result of the Company’s exercise of the Otsuka Funding Option, as described above. Due to the uncertainty of drug development and commercialization and the high historical failure rates associated therewith, no milestone payments may ever be received from Otsuka.
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
(i)Rights to Future Intellectual Property (Future IP Performance Obligation)
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
(i)Joint Committee Services (Committee Performance Obligation)
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
As of December 31, 2020, the transaction price totaling $477.8 million is comprised of: (i) the up-front payment of $125.0 million, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016 of $33.8 million, and (iii) the estimate of the net cost share consideration to be received of approximately $319.0 million with respect to amounts incurred by the Company subsequent to December 31, 2016. As of December 31, 2020, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.
During the years ended December 31, 2020, 2019 and 2018, the Company recognized revenue totaling approximately $93.4 million, $131.3 million and $103.9 million, respectively, with respect to the Otsuka U.S. Agreement. The revenue is classified as collaboration revenue in the accompanying consolidated statements of operations. As of December 31, 2020, there is approximately $23.9 million of deferred revenue related to the Otsuka U.S. Agreement of which $8.9 million is classified as current and $15.1 million is classified as long-term in the accompanying consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of December 31, 2020, there are approximately $5.0 million in contract liabilities (included in accounts payable) and $1.2 million in prepaid expenses and other current assets in the accompanying consolidated balance sheet. As of December 31, 2019, there was approximately $8.9 million in accounts receivable in the accompanying consolidated balance sheet.
The Company determined that the medical affairs, commercialization and non-promotional activities elements of the Otsuka U.S. Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, the Company is accounting for the joint medical affairs, commercialization and non-promotional activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the Company has determined that in the context of the medical affairs, commercialization and non-promotional activities, Otsuka does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, the activities conducted pursuant to the medical affairs, commercialization and non-promotional activities plans will be accounted for as a component of the related expense in the period incurred. During the years ended December 31, 2020, 2019 and 2018, the Company incurred approximately $5.1 million, $1.8 million and $1.2 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement of which approximately $2.2 million, $0.7 million and $0.5 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during each of the years ended December 31, 2020, 2019 and 2018, respectively. During the years ended December 31, 2020, 2019 and 2018, Otsuka incurred approximately $2.1 million, $1.9 million and $1.1 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $1.1 million, $1.0 million and $0.5 million are reimbursable by the Company and recorded as an increase to research and development expense during the years ended December 31, 2020, 2019 and 2018, respectively.
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
Under the terms of the Otsuka International Agreement, the Company received a $73.0 million up-front, non-refundable, non-creditable cash payment. The Company also received a payment of approximately $0.2 million which represents reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan in excess of a specified threshold during the quarter ended March 31, 2017. Commencing in the second quarter of 2017, Otsuka began to contribute, as required by the Otsuka International Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to March 31, 2017 will total roughly $226.2 million or more, depending on the actual current global development plan costs incurred. The costs associated with the performance of any mutually agreed upon development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism as set forth in the Otsuka International Agreement or to be determined by the parties. Otsuka may elect to conduct additional studies of vadadustat in the EU, subject to the Company’s right to delay such studies based on its objectives outside the Otsuka International Territory. Otsuka will pay a percentage of the costs of any such studies, and the Company will pay its portion of the costs in the form of a credit against future amounts due to the Company under the Otsuka International Agreement. The costs incurred related to any other development activities, which are pursued solely for obtaining or maintaining marketing approval in the Otsuka International Territory or otherwise performed solely with respect to the Otsuka International Territory that are incremental to the development activities included in the current global development plan, will be borne in their entirety by Otsuka. Otsuka will pay costs incurred with respect to medical affairs and commercialization activities in the Otsuka International Territory.
In addition, Otsuka would be required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, as of December 31, 2020, the Company is eligible to receive up to $52.0 million in regulatory milestone payments for the first licensed product to achieve the associated event. Moreover, the Company is eligible for up to $525.0 million in commercial milestone payments associated with aggregate sales of all licensed products. Additionally, to the extent vadadustat is commercialized, the Company would be entitled to receive tiered royalty payments ranging from the low double digits to the low thirties based on a percentage of net sales. Royalties are due on a country-by-country basis from the date of the first commercial sale of a licensed product in a country until the latest to occur of: (i) the expiration date in such country of the last to expire valid claim within the intellectual property covering the licensed product, (ii) the date of expiration of data or regulatory exclusivity in such country or (iii) the tenth anniversary of the first commercial sale of such licensed product in such country. Due to the uncertainty of pharmaceutical development and the high historical failure rates associated therewith, no milestone or royalty payments may ever be received from Otsuka. There are no cancellation, termination or refund provisions in the Otsuka International Agreement that contain material financial consequences to the Company.
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
(i)Rights to Future Intellectual Property (Future IP Performance Obligation)
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
(i)Joint Committee Services (Committee Performance Obligation)
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
As of December 31, 2020, the transaction price totaling $299.4 million is comprised of: (i) the up-front payment of $73.0 million, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017 of $0.2 million, and (iii) an estimate of the net cost share consideration to be received with respect to amounts incurred by the Company subsequent to March 31, 2017 of $226.2 million. As of December 31, 2020, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.
During the years ended December 31, 2020, 2019 and 2018, the Company recognized revenue totaling approximately $45.5 million, $75.6 million, and $87.3 million, respectively, with respect to the Otsuka International Agreement. The revenue is classified as collaboration revenue in the accompanying consolidated statements of operations. As of December 31, 2020, there is approximately $11.9 million of deferred revenue related to the Otsuka International Agreement of which $6.4 million is classified as current and $5.6 million is classified as long-term in the accompanying consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of December 31, 2020, there are approximately $2.3 million in contract liabilities (included in accounts payable) and $0.5 million in prepaid expenses and other current assets in the accompanying consolidated balance sheet. As of December 31, 2019, there was approximately $4.0 million in accounts receivable in the accompanying consolidated balance sheet.
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
Unless earlier terminated, the Janssen Agreement will expire on a product-by-product and country-by-country basis upon the expiration of the last royalty term, which ends upon the longer of the expiration of the patents licensed under the Janssen Agreement, the expiration of regulatory exclusivity for such product, or 10 years from first commercial sale of such product. The Company may terminate the Janssen Agreement in its entirety or only with respect to a particular licensed compound or product upon 180 days' prior written notice to Janssen. The parties also have customary termination rights, subject to a cure period, in the event of the other party’s material breach of the Janssen Agreement or in the event of certain additional circumstances.
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
The license granted under the Vifor Amended Agreement will become effective upon (i) the approval of vadadustat for DD-CKD adult patients by the FDA, (ii) the earlier of a determination by the Centers for Medicare & Medicaid Services, or CMS, that vadadustat will be reimbursed using Medicare’s bundled reimbursement model or that vadadustat will be reimbursed using the Transitional Drug Add-On Payment Adjustment, and (iii) payment by Vifor Pharma of a $25.0 million milestone upon the occurrence of (i) and (ii).
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
Unless earlier terminated, the Vifor Amended Agreement will expire upon the later of the expiration of all patents that claim or cover vadadustat or expiration of marketing or regulatory exclusivity for vadadustat in the United States. Vifor Pharma may terminate the Vifor Amended Agreement in its entirety upon 12 months' prior written notice after the release of the first top-line data in the vadadustat global Phase 3 program for DD-CKD adult patients, which release occurred in the second quarter of 2020 with the announcement of top-line data from the INNO2VATE program. In addition, either party may, subject to a cure period, terminate the Vifor Amended Agreement in the event of the other party’s uncured material breach or bankruptcy. The Company may terminate the Vifor Amended Agreement (or suspend the license) upon the occurrence of certain events, such as for specific violations of the Vifor Amended Agreement, Vifor Pharma’s failure to achieve certain sales levels, or if there are changes in Vifor Pharma’s relationship with FKC or in applicable laws and regulations related to the reimbursement of drugs like vadadustat at dialysis clinics, or if Vifor Pharma contests the validity or enforceability of any patent controlled by the Company that covers vadadustat. The Vifor Amended Agreement also includes a standstill provision and customary representations and warranties.
Investment Agreement
In connection with the Vifor Agreement, in May 2017, the Company and Vifor Pharma entered into an investment agreement, or the Investment Agreement, pursuant to which the Company sold an aggregate of 3,571,429 shares of the Company’s common stock, or the Shares, to Vifor Pharma at a price per share of $14.00 for a total of $50.0 million. The amount representing the premium over the closing stock price of $12.69 on the date of the transaction, totaling $4.7 million, was determined by the Company to represent consideration related to the Vifor Agreement. As the parties’ rights under the Vifor Agreement are conditioned upon (a) the approval of vadadustat for DD-CKD adult patients by the FDA; (b) the earlier of a determination by CMS that vadadustat will be reimbursed using Medicare’s bundled reimbursement model or that vadadustat will be reimbursed using the Transitional Drug Add-On Payment Adjustment; and (c) payment by Vifor Pharma of a $25.0 million milestone upon the occurrence of (a) and (b), in accordance with ASC 606, the Company has determined that the full transaction price is fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including clinical and regulatory risks that must be overcome in order for the parties’ rights to become effective and the probability of the $25.0 million milestone being achieved. Accordingly, the $4.7 million continues to be recorded as deferred revenue in the accompanying consolidated balance sheets. Upon the satisfaction of the aforementioned conditions, revenue will be recognized as the Company supplies vadadustat to Vifor Pharma using a proportional performance method.
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
During the quarter ended March 31, 2020, the $10.0 million payment to Vifor Pharma was recorded to research and development expense in the consolidated statement of operations and as an operating cash outflow in the unaudited condensed consolidated statement of cash flows.
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
During the years ended December 31, 2020 and 2019 and for the period from December 12, 2018 to December 31, 2018, the Company incurred approximately $11.2 million, $10.2 million and $0.4 million, respectively, in royalty payments due to Panion relating to the Company’s sales of Auryxia in the United States and JT and Torii’s net sales of Riona in Japan, as the Company is required to pay a mid-single digit percentage of net sales of ferric citrate in the Company’s licensed territories to Panion under the terms of the Panion Amended License Agreement.
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
During the years ended December 31, 2020 and 2019 and for the period from December 12, 2018 to December 31, 2018, the Company recognized $5.7 million, $5.9 million and $0.1 million, respectively, in license revenue related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.
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

As part of the purchase price allocation, the Company identified developed product rights for Auryxia as the primary intangible asset. The fair value of the developed product rights for Auryxia was determined using the multi-period excess earnings method which is a variation of the income approach, and is a valuation technique that provides an estimate of the fair value of an asset based on the principle that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable to the asset, after taking charges for the use of other assets employed by the business. Key estimates and assumptions used in this model were projected revenues and expenses related to the asset, estimated contributory asset charges, and a risk-adjusted discount rate of 20.0% used to calculate the present value of the future expected cash inflows from the asset. The intangible asset is being amortized on a straight-line basis over its estimated useful life, which at the time of the Merger was estimated to be nine years. During the second quarter of 2020, the Company identified indicators of impairment related to the developed product rights for Auryxia and recorded an impairment charge of $115.5 million and made a corresponding adjustment to the estimated useful life of the developed product rights for Auryxia from nine years to seven years. As part of the Company’s routine forecasting process during the fourth quarter of 2020, the Company prospectively adjusted the estimated useful life of the developed product rights for Auryxia from seven years to six years. This was not deemed an impairment indicator as of December 31, 2020 (see Note 9 for additional information).
The Company also identified executory contracts in the commercial supply agreements between Keryx and its contract manufacturers for Auryxia, which include future firm purchase commitments. These executory contracts were deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast and as such, the Company recorded a liability in purchase accounting. As of the acquisition date, the fair value of the off-market element was $29.5 million. During the year ended December 31, 2020, the Company recorded a $25.6 million increase to the liability for excess purchase commitments, and a corresponding charge to cost of goods sold largely driven by reductions in the short-term and long-term Auryxia revenue sales forecast. As of December 31, 2020 and 2019, the Company's liability for excess purchase commitments was $55.8 million and $30.2 million (see Note 16 for additional information).
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
6. Available For Sale Securities
Available for sale securities at December 31, 2020 and 2019 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2020
Cash and cash equivalents	$228,698	$—	$—	$228,698
Available for sale securities:
U.S. government debt securities	$39,979	$13	$—	$39,992
Total available for sale securities	$39,979	$13	$—	$39,992
Total cash, cash equivalents, and available for sale securities	$268,677	$13	$—	$268,690

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2019
Cash and cash equivalents	$147,449	$—	$—	$147,449
Available for sale securities:
Certificates of deposit	$245	$—	$—	$245
Total available for sale securities	$245	$—	$—	$245
Total cash, cash equivalents, and available for sale securities	$147,694	$—	$—	$147,694

The estimated fair value of the Company’s available for sale securities balance at December 31, 2020, by contractual maturity, is as follows (in thousands):

Due in one year or less	$39,992
Due after one year	—
Total available for sale securities	$39,992

There were no realized gains or losses on available for sale securities for the years ended December 31, 2020 or 2019. Additionally, the Company did not have any available for sale securities that were in an unrealized loss position as of December 31, 2020 or 2019. As such, the Company did not recognize any credit losses during the year ended December 31, 2020.
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
Assets measured or disclosed at fair value on a recurring basis as of December 31, 2020 and 2019 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2020
Assets:
Cash and cash equivalents	$228,698	—	—	$228,698
U.S. government debt securities	—	39,992	—	39,992
	$228,698	$39,992	$—	$268,690

Liabilities:
Derivative liability	—	—	$2,420	$2,420
	$—	$—	$2,420	$2,420

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2019
Assets:
Cash and cash equivalents	$147,449	—	—	$147,449
Certificates of deposit	—	245	—	245
	$147,449	$245	$—	$147,694

Liabilities:
Derivative liability	—	—	$1,650	$1,650
	$—	$—	$1,650	$1,650
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
The events of default include maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. The Company recorded a derivative liability related to the Company’s Loan Agreement with Pharmakon of $2.4 million and $1.7 million as of December 31, 2020 and 2019, respectively. The Company classified the derivative liability as a non-current liability on the balance sheet at December 31, 2020 and 2019. The estimated fair value of the derivative liability on both December 31, 2020 and 2019 was determined using a scenario-based approach and discounted cash flow model that includes principal and interest payments under various scenarios involving clinical development success for vadadustat and various cash flow assumptions. Probabilities surrounding clinical development success were derived using industry benchmarks. Should the Company’s assessment of the probabilities around these scenarios change, including for changes in market conditions, there could be a change to the fair value of the derivative liability.
The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2019	$1,650
Initial fair value of derivative liability for Tranche B, recorded as debt discount	484
Change in fair value of derivative liability, recorded as other expense	286
Balance at December 31, 2020	$2,420
The Company had no other assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2020 and 2019.
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
8. Inventory
The components of inventory, inclusive of step-up as a result of bringing Keryx’s inventory onto Akebia’s books in connection with the Merger, are summarized as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Raw materials	$2,542	$2,278
Work in process	64,076	137,858
Finished goods	19,691	42,096
Total inventory	$86,309	$182,232

Long-term inventory, which primarily consists of raw materials and work in process, is included in other assets in the Company’s consolidated balance sheets.

	December 31, 2020	December 31, 2019
	(in thousands)
Balance Sheet Classification:
Inventory	$61,017	$116,349
Other assets	25,292	65,883
Total inventory	$86,309	$182,232

Inventory amounts written down as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold totaled $20.1 million and $7.1 million during the years ended December 31, 2020 and 2019, respectively, in addition to related step-up charges of $11.4 million and $17.1 million during the years ended December 31, 2020 and 2019, respectively. There were no inventory write-offs during the period from December 12, 2018 through December 31, 2018. The increase for the year ended December 31, 2020 was primarily related to the write-down of inventory associated with specific lots of Auryxia because it was determined that these lots were not manufactured in conformance with the FDA's GMP guidance relating to validation. This write-down was largely related to a previously disclosed manufacturing quality issue related to Auryxia.

If future sales of Auryxia are lower than expected, the Company may be required to write-down the value of such inventories. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of sales in the consolidated statement of operations.
9. Intangible Assets and Goodwill
Intangible Assets
The following table presents the Company’s intangible assets (in thousands):

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	ASC 842 Adjustment	Total	Estimated useful life
Acquired intangible assets:
Developed product rights for Auryxia	$213,603	$(69,433)	$—	$144,170	6 years
Favorable lease	545	(5)	(540)	—	N/A
Total	$214,148	$(69,438)	$(540)	$144,170

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	ASC 842 Adjustment	Total	Estimated useful life
Acquired intangible assets:
Developed product rights for Auryxia	$329,130	$(37,918)	$—	$291,212	9 years
Favorable lease	545	(5)	(540)	—	N/A
Total	$329,675	$(37,923)	$(540)	$291,212

On December 12, 2018, the Company completed the Merger, whereby it acquired certain definite-lived intangible assets, including the developed product rights for Auryxia and a favorable lease. The Company amortizes its definite-lived intangible assets acquired as part of the Merger using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life. As a result of the adoption of ASC 842 on January 1, 2019, the Company reclassed the remaining balance of the favorable lease intangible asset into the operating lease asset. The Company recorded $31.5 million, $36.4 million and $1.5 million in amortization expense related to the developed product rights for Auryxia during the years ended December 31, 2020, 2019 and 2018, respectively. Estimated future amortization expense for the intangible asset as of December 31, 2020 is as follows (in thousands):

Total
2021	$36,042
2022	36,043
2023	36,042
2024	36,043
2025	—
Thereafter	—
$144,170
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

As part of the Company's routine forecasting process, as of December 31, 2020, the Company reassessed and prospectively adjusted the estimated useful life of the developed product rights for Auryxia from seven years to six years. This was not deemed an impairment indicator as of December 31, 2020.

Goodwill
Goodwill was $55.1 million as of December 31, 2020 and 2019, derived as follows (in thousands):

Total Merger consideration	$527,754
Less: Fair value of identified acquired assets and liabilities, net	(472,701)
Goodwill	$55,053

The Company operates in one operating segment which the Company considers to be the only reporting unit. Goodwill is evaluated for impairment at the reporting unit level on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. There were no impairments of goodwill during the years ended December 31, 2020, 2019 and 2018.

10. Accrued Expenses
Accrued expenses are as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Product revenue allowances	$38,049	$30,552
Accrued clinical	28,986	61,815
Accrued payroll	14,402	12,604
MTPC - Supply of Commercial Drug Product	13,887	—
Otsuka PRV contribution	10,000	—
Lease liability	5,286	4,989
MTPC - Supply of Validation Drug Product	4,090	—
Professional fees	3,271	3,444
Royalties	2,998	2,713
Accrued commercial manufacturing	514	2,680
Accrued severance	497	725
Accrued other	8,644	9,549
Total accrued expenses	$130,624	$129,071

11. Debt
Future principal payments on the Term Loans (as defined below) as of December 31, 2020 are as follows (in thousands):

Principal
Payments
(in thousands)
2021	$—
2022	7,140
2023	33,474
2024	59,386
2025	—
Thereafter	—
Total before unamortized discount and issuance costs	100,000
Less: unamortized discount and issuance costs	(3,622)
Total term loans	$96,378

Term Loans
On November 11, 2019, the Company, with Keryx as guarantor, entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to the Company in two tranches, subject to certain terms and conditions, or the Term Loans. BioPharma Credit PLC subsequently transferred its interest in the Term Loans, solely in its capacity as a lender, to its affiliate, BPCR Limited Partnership. The Collateral Agent and the lenders are collectively referred to as Pharmakon. The first tranche of $80.0 million, or Tranche A, was drawn on November 25, 2019, or the Tranche A Funding Date, and the second tranche of $20.0 million, or Tranche B, was drawn on December 10, 2020, or the Tranche B Funding Date. Each of the Tranche A Funding Date and the Tranche B Funding Date, a Funding Date.
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
On the Tranche A Funding Date, the Company paid to Pharmakon a facility fee equal to 2.00% of the aggregate principal amount of the Term Loans, or $2.0 million, in addition to other expenses incurred by Pharmakon and reimbursed by the Company, or Lender Expenses. The Tranche A draw was $77.3 million, net of facility fee, Lender Expenses and issuance costs. The Tranche B draw was $20.0 million, net of immaterial Lender Expenses and issuance costs. The Loan Agreement permits voluntary prepayment at any time in whole or in part, subject to a prepayment premium. The prepayment premium would be 2.00% of the principal amount being prepaid prior to the third anniversary of the applicable Funding Date, 1.00% on or after the third anniversary, but prior to the fourth anniversary, of the applicable Funding Date, and 0.50% on or after the fourth anniversary of the applicable Funding Date but prior to the Maturity Date, and a make-whole premium on or prior to the second anniversary of the applicable Funding Date in an amount equal to foregone interest through the second anniversary of the applicable Funding Date. A change of control triggers a mandatory prepayment of the Term Loans.
The Loan Agreement contains customary representations, warranties, events of default and covenants of the Company and its subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of December 31, 2020, the Company determined that no events of default had occurred.
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

The fair value of the derivative liability related to the Company’s Loan Agreement was $2.4 million and $1.7 million as of December 31, 2020 and 2019, respectively. The Company classified the derivative liability as a non-current liability on the balance sheet at December 31, 2020.
The Company recognized approximately $8.9 million and $0.9 million of interest expense related to the Loan Agreement during the years ended December 31, 2020 and 2019, respectively.
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
Availability under the Line of Credit was subject to a borrowing base comprised of eligible receivables and eligible inventory of Keryx as set forth in the Loan and Security Agreement. As of December 31, 2020 and 2019, there was $0 outstanding under the Line of Credit and the Company had $0 in available borrowing base as of December 31, 2020 and 2019, as the Line of Credit was terminated in November 2019.
The principal amount outstanding under the Loan and Security Agreement bore interest at a floating rate per annum equal to the greater of (i) 2.00% above the “prime rate,” as reported in The Wall Street Journal and (ii) 6.75%, which interest was payable monthly. Principal amounts borrowed under the Line of Credit were able to be repaid and, prior to the maturity date, re-borrowed, subject to the terms and conditions set forth in the Loan and Security Agreement. Upon entry into the Loan and Security Agreement (payable in installments and subject to certain conditions), and at the one year anniversary of the effective date of the Loan and Security Agreement (or, if earlier, upon termination of or an event of default under the Loan and Security Agreement), Keryx paid to SVB a fee equal to 1.00% of the Line of Credit. Keryx was also required to pay on a quarterly basis a fee equal to 0.25% per annum of the average unused portion of the Line of Credit. Pursuant to the terms of the Loan and Security Agreement, Keryx was required to pay a termination fee of 2.00% of the Line of Credit, if the Loan and Security Agreement was terminated prior to the maturity date, subject to certain exceptions. The Company terminated the Loan and Security Agreement, the Unconditional Guaranty, and the Security Agreement on November 7, 2019, and Keryx paid SVB a termination fee of $0.8 million.
During the years ended December 31, 2020 and 2019 and for the period from December 12, 2018 through December 31, 2018, the Company recognized approximately $0, $0.5 million and $65,000, respectively, of interest expense related to the Line of Credit. The Company did not incur any amortization expense related to the origination fee and other additional fees noted above as such fees were included in the fair value of the Line of Credit as of December 12, 2018, the date on which the Merger was consummated, in accordance with ASC 805.
12. Warrant

In connection with the Janssen Agreement, in February 2017, the Company issued a warrant to purchase 509,611 shares of the Company’s common stock at an exercise price of $9.81 per share. The warrant was fully vested upon issuance and exercisable in whole or in part, at any time prior to February 9, 2022. The warrant satisfied the equity classification criteria of ASC 815, and is therefore classified as an equity instrument. The fair value at issuance of $3.4 million was calculated using the Black-Scholes option pricing model and was charged to research and development expense as it represented consideration for a license for which the underlying intellectual property was deemed to have no alternative future use. As of December 31, 2020, the warrant remains outstanding and expires on February 9, 2022.

13. Stockholders’ Equity
Authorized and Outstanding Capital Stock
On June 5, 2020, the Company filed a Certificate of Amendment to its Ninth Amended and Restated Certificate of Incorporation, or its Charter, to increase the number of authorized shares of common stock from 175,000,000 to 350,000,000. As of December 31, 2020, the authorized capital stock of the Company included 350,000,000 shares of common stock, par value $0.00001 per share, of which 148,074,085 and 121,674,568 shares were issued and outstanding at December 31, 2020 and 2019, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which no shares were issued and outstanding at December 31, 2020 and 2019.
At-the-Market Facility
In May 2016, the Company established an at-the-market, or ATM, equity offering program pursuant to which it was able to offer and sell up to $75.0 million of its common stock at the then current market prices from time to time. Through December 31, 2018, the Company sold 1,775,214 shares of common stock under this program with net proceeds of $22.6 million, of which 694,306 shares were sold in the year ended December 31, 2018 for net proceeds of approximately $10.5 million. Additionally, the Company sold 1,384,520 shares in the six months ended June 30, 2019 for net proceeds (after deducting commissions and other offering expenses) of approximately $9.4 million.

On November 12, 2019, the Company entered into an Amended and Restated Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. for the offer and sale of common stock at the then current market prices in amounts to be determined from time to time. Also, on November 12, 2019, the Company filed a prospectus supplement pursuant to which it was able to offer and sell up to $75.0 million of its common stock at the then current market prices from time to time. In December 2019, the Company commenced sales under this program. Through December 31, 2019, the Company sold 2,684,392 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $16.8 million. During the three months ended March 31, 2020, the Company sold 7,973,967 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $56.7 million.

On March 12, 2020, the Company filed an additional prospectus supplement, pursuant to which it is able to offer and sell up to $65.0 million of its common stock at current market prices from time to time. During the year ended December 31, 2020, the Company sold 3,509,381 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $10.6 million. Subsequent to December 31, 2020 and through the date of this Annual Report on Form 10-K, the Company sold 5,224,278 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $15.9 million.
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
Equity Plans
On February 28, 2014, the Company’s Board of Directors adopted its 2014 Incentive Plan and its 2014 Employee Stock Purchase Plan, or the 2014 ESPP, which were subsequently approved by its shareholders and became effective upon the closing of the Company’s initial public offering on March 25, 2014. The Company’s 2014 Incentive Plan was subsequently amended on December 11, 2018, which amendment did not require shareholder approval. The Company’s 2014 Incentive Plan, as amended, is referred to as the 2014 Plan. The 2014 Plan replaced the Company’s Amended and Restated 2008 Equity Incentive Plan, or the 2008 Plan; however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. On June 6, 2019, the Company’s shareholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or the ESPP. In May 2016, the Company’s Board of Directors approved an inducement award program that was separate from the Company’s equity plans and which, consistent with Nasdaq Listing Rule 5635(c)(4), did not require shareholder approval, or the Inducement Award Program. During the year ended December 31, 2020, the Company granted 1,113,250 options to purchase shares of the Company’s common stock to new hires under the Inducement Award Program, of which 1,064,550 options to purchase Akebia Shares remained outstanding at December 31, 2020.
The 2014 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, RSUs, performance awards and other awards convertible into or otherwise based on shares of the Company’s common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1 of each calendar year, by an amount equal to three percent (3%) of the number of Akebia Shares outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31, or the 2014 Plan Evergreen Provision. The Company’s Board of Directors may act prior to January 1 of any year to provide that there will be no automatic increase in the number of Akebia Shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). On December 12, 2018, in connection with the consummation of the Merger, the Company assumed outstanding and unexercised options to purchase Keryx Shares, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, under the following Keryx equity plans, or the Keryx Equity Plans: the Keryx 1999 Share Option Plan, the Keryx 2004 Long-Term Incentive Plan, the Keryx 2007 Incentive Plan, the Keryx Amended and Restated 2013 Incentive Plan, and the Keryx 2018 Equity Incentive Plan, or the Keryx 2018 Plan. In addition, the number of Keryx Shares available for issuance under the Keryx 2018 Plan, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, may be used for awards granted by the Company under its 2014 Plan, or the Assumed Shares, provided that the Company uses the Assumed Shares for individuals who were not employees or directors of the Company prior to the consummation of the Merger. During the year ended December 31, 2020, the Company granted 1,714,800 options to purchase Akebia Shares to employees under the 2014 Plan, 1,113,250 options to purchase Akebia Shares to employees under the Inducement Award Program, 2,465,950 Akebia RSUs to employees under the 2014 Plan, 515,500 Akebia PSUs to employees under the 2014 Plan, 220,900 options to purchase Akebia Shares to directors under the 2014 Plan, and 95,900 Akebia RSUs to directors under the 2014 Plan.
The ESPP provides for the issuance of options to purchase shares of the Company’s common stock to participating employees at a discount to their fair market value. As noted above, the Company’s stockholders approved the ESPP, which amended and restated the Company’s 2014 ESPP, on June 6, 2019. The maximum aggregate number of shares at December 31, 2020 of the

Company’s common stock available for future issuance under the ESPP is 5,480,334. Under the ESPP, each offering period is six months, at the end of which employees may purchase shares of the Company’s common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of eighty-five percent (85%) of the closing price of the Company’s common stock at the beginning or end of the offering period.
Shares Reserved for Future Issuance
The Company has reserved for future issuance the following number of shares of common stock:

	December 31, 2020	December 31, 2019
Common stock options and RSUs outstanding (1)	14,108,828	12,195,031
Shares available for issuance under Akebia equity plans (2)	3,468,080	2,983,256
Warrant to purchase common stock	509,611	509,611
Shares available for issuance under the ESPP (3)	5,480,334	5,715,992
Total	23,566,853	21,403,890

(1)Includes awards granted under the 2014 Plan and the Inducement Award Program and awards issued in connection with the Merger.
(2)On January 1, 2021, January 1, 2020 and January 1, 2019, the shares reserved for future grants under the 2014 Plan increased by 4,880,775, 4,031,376 and 3,801,198 shares, respectively, pursuant to the 2014 Plan Evergreen Provision. On January 30, 2019, the Company’s Board of Directors approved 3,150,000 shares for issuance as option awards in fiscal year 2019 under the Inducement Award Program.
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
Stock-Based Compensation
Stock Options
Service-Based Stock Options
On February 28, 2020, as part of the Company’s annual grant of equity, the Company issued 1,714,800 stock options to employees. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. Options granted by the Company vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options generally expire ten years after the date of grant. The Company recorded approximately $8.5 million, $5.4 million and $11.9 million of stock-based compensation expense related to stock options granted during fiscal years 2020, 2019 and 2018, respectively.
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
The assumptions used in the Black-Scholes pricing model to estimate the grant date fair value of options granted under the 2014 Plan are as follows:

	Year ended December 31,
	2020			2019			2018
Risk-free interest rate	0.32%	-	1.38%	1.42%	-	2.57%	2.54%	-	3.01%
Dividend yield	—%			—%			—%
Volatility	69.56%	-	75.92%	61.4%	-	64.1%	61.65%	-	77.04%
Expected term (years)	5.51	-	6.25	5.51	-	6.25	5.51	-	6.25

The following table summarizes the Company’s stock option activity, excluding performance-based options, for the year ended December 31, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	7,624,109	$9.77		$3,173,101
Granted	3,048,950	$8.91
Exercised	(166,633)	$7.36		$438,337
Forfeited	(1,117,751)	$11.59		$853,732
Expired/cancelled	(18,302)	$10.48
Outstanding, December 31, 2020	9,370,373	$9.31	7.37	$387,596
Options exercisable, December 31, 2020	4,606,431	$10.63	5.89	$347,576
Vested and expected to vest, December 31, 2020	9,370,373	$9.31

The weighted-average grant date fair values of options granted in the years ended December 31, 2020, 2019, and 2018 were $5.63, $3.85, and $7.12 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 were $0.4 million, $1.3 million, and $1.2 million, respectively. The fair value of options that vested during the years ended December 31, 2020, 2019, and 2018 were $6.8 million, $4.3 million, and $13.6 million, respectively. As of December 31, 2020, there was approximately $19.5 million of unrecognized compensation cost related to stock options under the Company’s 2014 Plan or made pursuant to the Inducement Award Program, which is expected to be recognized over a weighted average period of 2.66 years.
Performance-Based Stock Options
On December 12, 2018, pursuant to the Merger Agreement, each outstanding and unexercised performance-based option to acquire Keryx Shares granted under a Keryx equity plan converted into a service-based option or performance-based option to acquire Akebia Shares, with the number of shares and exercise price adjusted by the Exchange Multiplier. As a result, the Company issued 233,954 performance-based options related to the Merger. The Company did not have any performance based-options outstanding in fiscal year 2018 prior to the Merger. The Company did not issue any performance-based options during the years ended December 31, 2020 and 2019. As of December 31, 2020, the Company had no performance-based options outstanding compared to 46,790 performance-based options outstanding at December 31, 2019.
The following table summarizes the Company’s performance-based option activity for the year ended December 31, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	46,790	$15.77	6.83	$—
Granted	—	$—
Exercised	—	$—		$—
Forfeited/cancelled	(46,790)	$15.77
Outstanding, December 31, 2020	—	$—	0	$—

The Company did not record any stock-based compensation expense related to performance-based options during 2020, 2019 and 2018. There were no performance-based options that vested during fiscal year 2020, 46,790 performance-based options that vested during fiscal year 2019, and no performance-based options that vested during fiscal year 2018. As of December 31,

2020, there were no unrecognized compensation costs related to performance-based stock options under the Company’s 2014 Plan.
Restricted Stock Units
Service-Based Restricted Stock Units
On February 28, 2020, as part of the Company’s annual grant of equity, the Company issued 2,268,000 restricted stock units, or RSUs, to employees. In addition, the Company occasionally issues RSUs not in connection with the annual grant process to employees. Generally, RSUs granted by the Company vest in one of the following ways: (i) 100% of each RSU grant vests on either the first or the third anniversary of the grant date, (ii) one third of each RSU grant vests on the first, second and third anniversaries of the grant date, subject, in each case, to the individual’s continued service through the applicable vesting date, or (iii) 50% of each RSU grant vests on the first anniversary and 25% of each RSU grant vests every six months after the one year anniversary of the grant date. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized on a straight-line basis over the vesting period. The Company recorded approximately $14.6 million, $6.2 million and $5.8 million of stock-based compensation expense related to employee RSUs in 2020, 2019 and 2018, respectively.
On December 12, 2018, pursuant to the Merger Agreement, each Keryx Share that was subject to a Keryx restricted share award, other than those Keryx restricted shares that accelerated or lapsed as a result of the completion of the Merger, was converted into an RSU award of Akebia, covering the number of Akebia Shares determined in accordance with the Exchange Multiplier. As a result, the Company issued 486,709 service-based RSUs in substitution for Keryx restricted share awards in connection with the Merger. These RSUs vest either (i) in 3 equal annual installments beginning after the one year anniversary of the grant date or (ii) one third on the one year anniversary of the grant date with the remaining RSUs vesting on the first day of each calendar quarter over the next two years thereafter.

Performance-Based Restricted Stock Units
During the year ended December 31, 2020, the Company issued 515,500 performance-based restricted stock units, or PSUs, to the Company’s executives. The PSUs granted by the Company vest in connection with the achievement of specified commercial and regulatory milestones. The PSUs also feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized over time based on the probability of meeting such commercial and regulatory milestones. The Company recorded approximately $0.5 million, $0 and $0 of stock-based compensation expense related to employee PSUs in 2020, 2019 and 2018, respectively.
A following table summarizes the Company’s RSU and PSU activity for the year ended December 31, 2020:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance, December 31, 2019	4,511,030	$5.25
Granted	3,077,350	$8.75
Vested	(1,863,878)	$5.00
Forfeited	(999,149)	$6.31
Unvested balance, December 31, 2020	4,725,353	$7.43
The total amount of RSUs and PSUs that vested during 2020, 2019 and 2018 (measured on the date of vesting) was $9.4 million, $2.7 million, and $7.4 million, respectively. As of December 31, 2020, there was approximately $20.1 million of unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted average period of 1.71 years.
There are 13,102 performance-based RSUs, issued in connection with the Merger, outstanding at December 31, 2020.

Employee Stock Purchase Plan

The first offering period under the ESPP opened on January 2, 2015. The Company issued 235,658 shares during the year ended December 31, 2020. The Company recorded approximately $0.8 million, $0.3 million and $0.2 million of stock-based compensation expense related to the ESPP during 2020, 2019 and 2018, respectively.
Compensation Expense Summary

The Company has classified its stock-based compensation expense related to share-based awards as follows:

	Years ended December 31,
	2020	2019	2018
	(in thousands)
Research and development	$6,113	$3,544	$5,755
Selling, general and administrative	18,347	8,381	13,285
Total	$24,460	$11,925	$19,040

Compensation expense by type of award:

	Years ended December 31,
	2020	2019	2018
	(in thousands)
Stock options	$8,517	$5,421	$12,114
Restricted stock units	15,103	6,240	6,731
Employee stock purchase plan	840	264	195
Total	$24,460	$11,925	$19,040

Included in the compensation expense of stock options and RSUs for the year ended December 31, 2018, is approximately $1.1 million related to awards assumed under the Merger and acceleration of the vesting for awards of certain officers of Keryx.

14. Income Taxes
The Company’s income tax provision was computed based on the federal statutory rate and the state statutory rates, net of the related federal benefit. At December 31, 2018 the Company recorded a tax benefit of $28.3 million as a result of the Merger with Keryx. As part of purchase accounting, the Company recorded a deferred tax liability that is a source of income for which the Company can benefit from its tax attributes. The use of the Company’s tax attributes resulted in a release of the corresponding valuation allowance associated with this benefit. At December 31, 2019 the Company recorded an additional tax benefit of $6.6 million as a result of additional losses incurred during the year. There was no current or deferred income tax expense or benefit for the year ended December 31, 2020 due to the Company’s net losses and increases in its valuation allowance against its deferred tax assets.
The provision for income taxes for each of the years ended December 31, 2020, 2019 and 2018 consisted of the following:

	Year ended December 31,
	2020	2019	2018
Current:
Federal	—	—	23
State	—	—	104
Foreign	—	—	—
Total Current:	—	—	127
Deferred:
Federal	—	—	(16,383)
State	—	(6,631)	(12,082)
Foreign	—	—	—
Total Deferred:	—	(6,631)	(28,465)
Total Income Taxes	—	(6,631)	(28,338)

Our effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020	2019	2018
Federal tax at statutory rate	21.0%	21.0%	21.0%
State and local tax at statutory rate	3.0	5.5	4.1
Research and development tax credits	0.1	2.0	5.0
Equity compensation	—	—	—
Alternative minimum tax	—	—	—
Change in valuation allowance	(21.5)	(22.4)	16.3
Impact of US tax reform	—	—	—
Non-deductible transaction costs	—	—	(3.1)
Other permanent differences	(0.4)	(0.3)	(0.7)
Reduction in deferred tax assets for change in ownership	—	(1.6)	(26.1)
Effect of rate changes	0.8	(1.4)	—
Provision to Return Adjustment	(1.5)	—	—
Prior Period Adjustment to State NOL DTA	(1.5)	—	—
Other	—	(0.5)	—
Effective tax rate	—%	2.3%	16.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Accordingly, the Company has recorded a valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company continues to maintain the underlying tax benefits to offset future taxable income and to monitor the need for a valuation allowance based on the profitability of its future operations. The valuation allowance increased by approximately $82.5 million and $64.0 million, during the years ended December 31, 2020 and 2019, respectively. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Accrued expenses	$3,079	$2,933
Deferred revenue	9,091	18,678
Stock based compensation	10,014	10,136
Research and development credits	4,620	9,601
Other non-current liabilities	17,015	8,049
Net operating loss carryforward	262,532	242,167
ASC 842 lease liability	6,776	8,382
Fixed assets	700	806
UNICAP	2,132	—
Inventory Reserve	8,260	—
Derivative Liability	542	—
Other	2,535	4,018
Total deferred tax assets	327,296	304,770
Less valuation allowance	(277,941)	(195,418)
Total deferred tax assets, net of valuation allowance	49,355	109,352
Deferred tax liabilities:
Fixed assets	—	—
Intangible assets	(34,178)	(75,940)
Inventory	(8,479)	(25,494)
ASC 842 ROU asset	(6,101)	(7,495)
Derivative liability	(597)	(423)
Total deferred tax liabilities	(49,355)	(109,352)
Net deferred tax liability	$—	$—

At December 31, 2020 and 2019, the Company has approximately $0.4 million (after amortization of $1.6 million) and $0.5 million (after amortization of $1.4 million), respectively, of start-up expenses capitalized for income tax purposes with amortization available to offset future federal, state and local income tax.
As of December 31, 2020 and 2019, the Company has approximately $1,128.3 million and $1,014.8 million, respectively, of federal NOL carry-forwards which expire through 2037. Included in the $1,128.3 million of federal NOLs are losses of $546.4 million that will carry forward indefinitely as a result of the Tax Cuts and Jobs Act. Additionally, at December 31, 2020 and 2019, the Company has approximately $1,620.7 million and $1,374.0 million, respectively, of state NOL carry-forwards which expired through 2040. The Company also has approximately $2.4 million of federal research and development tax credit carryforwards which expire through 2040 and $2.8 million of state research and development tax credit carryforwards which expire through 2035.
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
The Company files income tax returns in the U.S. federal and various state and local jurisdictions. For federal and state income tax purposes, the 2019, 2018 and 2017 tax years remain open for examination under the normal three-year statute of limitations.

The statute of limitations for income tax audits in the United States will commence upon utilization of net operating losses and will expire three years from the filing of the tax return the loss was utilized on.
There was no accrual for uncertain tax positions or for interest and penalties related to uncertain tax positions for 2020, 2019 and 2018. The Company does not believe that there will be a material change in its unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.
15. Employee Retirement Plan
In 2008, the Company established a retirement plan, or the Plan, authorized by Section 401(k) of the Internal Revenue Code. In accordance with the Plan, all employees who have attained the age of 21 are eligible to participate in the Plan as of the first Entry Date, as defined, following their date of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary and contributions in the amount of approximately $1.6 million, $1.3 million and $0.3 million were made during the years ended December 31, 2020, 2019 and 2018, respectively.
16. Commitments and Contingencies
Leases
The Company leases approximately 65,167 square feet of office and lab space in Cambridge, Massachusetts under a lease which was most recently amended in November 2020, collectively the Cambridge Lease. Under the Third Amendment to the Cambridge Lease, or the Third Amendment, executed in July 2016, total monthly lease payments under the initial base rent were approximately $242,000 and are subject to annual rent escalations. In addition to such annual rent escalations, base rent payments for a portion of said premises commenced on January 1, 2017 in the monthly amount of approximately $22,000. The Fourth Amendment to the Cambridge Lease, executed in May 2017, provided additional storage space to the Company and did not impact rent payments. In April 2018, the Company entered into a Fifth Amendment to the Cambridge Lease, or the Fifth Amendment, for an additional 19,805 square feet of office space on the 12th floor. Monthly lease payments for the existing 45,362 square feet of office and lab space, under the Third Amendment, remain unchanged. The new space leased by the Company was delivered in September 2018 and additional monthly lease payments of approximately $135,000 commenced in February 2019 and are subject to annual rent escalations, which commenced in September 2019. In November 2020, the Company entered into a Sixth Amendment to the Cambridge Lease, or the Sixth Amendment, to extend the term of the Cambridge Lease with respect to the lab space from November 30, 2021 to January 31, 2025. The Sixth Amendment includes two months of free rent starting in December 2020 and additional monthly lease payments of approximately $48,000 commencing in December 2021, and is subject to annual rent escalations, which commence in December 2022.
Additionally, as a result of the Merger, the Company has a lease for 27,300 square feet of office space in Boston, Massachusetts, or the Boston Lease, which expires in February 2023. The total monthly lease payments under the base rent are approximately $136,000 and are subject to annual rent escalations.
The term of the Cambridge Lease with respect to the office space expires on September 11, 2026, with one five-year extension option available. The term of the Boston Lease office space expires on February 28, 2023, with an extension option for one additional five-year extension option available. The renewal options in these real estate leases were not included in the calculation of the operating lease assets and operating lease liabilities as the renewal is not reasonably certain. The term of the Cambridge Lease with respect to the lab space expires on January 31, 2025, with an extension option for one additional period through September 11, 2026. The renewal options in this real estate lease was included in the calculation of the operating lease assets and operating lease liabilities as the renewal is reasonably certain. The lease agreements do not contain residual value guarantees. Operating lease costs were $6.7 million and $6.6 million for the years ended December 31, 2020 and 2019. Cash paid for amounts included in the measurement of operating lease liabilities were $7.0 million and $6.9 million for the years ended December 31, 2020 and 2019.
In September 2019, Keryx entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc., or Foundation. The sublease is subject and subordinate to the Boston Lease between Keryx and the landlord. The term of the sublease commenced on October 16, 2019, upon receipt of the required consent from the landlord for the sublease agreement, and expires on February 27, 2023. Foundation is obligated to pay Keryx rent that approximates the rent due from Keryx to its landlord with respect to the Boston Lease. Sublease rental income is recorded to other income. Keryx continues to be obligated for all payment terms pursuant to the Boston Lease, and the Company will guaranty Keryx’s obligations under the sublease. Keryx recorded $1.8 million and $0.2 million in sublease rental income from Foundation during the years ended December 31, 2020 and 2019, respectively.

The Company has not entered into any material short-term leases or financing leases as of December 31, 2020.
The total security deposit in connection with the Cambridge Lease is $1.6 million as of December 31, 2020. Additionally, the Company recorded $0.8 million for the security deposit under the Boston Lease. Both the Cambridge Lease and the Boston Lease have their security deposits in the form of a letter of credit, all of which are included in prepaid expenses and other current assets in the Company’s consolidated balance sheet as of December 31, 2020.
As of December 31, 2020, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter are as follows:

	Operating Leases	Lease Payments to be Received from Sublease	Net Operating Lease Payments
	(in thousands)
2021	$6,667	$1,797	$4,799
2022	7,322	1,824	5,267
2023	5,947	307	4,911
2024	5,739	—	5,040
2025	5,817	—	5,116
Thereafter	4,104	—	8,818
Total	$35,596	$3,928	$33,951

In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.22% to 6.94%, which were based on the remaining lease term at either the date of adoption of ASC 842 or the effective date of any subsequent lease term extensions. As of December 31, 2020, the remaining lease terms ranged from 2.16 years to 5.70 years. As of December 31, 2020, the following represents the difference between the remaining undiscounted minimum rental commitments under non-cancelable leases and the operating lease liabilities:

Operating Leases
(in thousands)
Total
Undiscounted minimum rental commitments	$35,596
Present value adjustment using incremental borrowing rate	(5,672)
Operating lease liabilities	$29,924

The Company recorded approximately $3.7 million in rent expense for the year ended December 31, 2018.
Manufacturing Agreements
As a result of the Merger, the Company's contractual obligations include Keryx’s commercial supply agreements with BioVectra Inc., or BioVectra, and Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.
Pursuant to the Manufacture and Supply Agreement with BioVectra and the Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the BioVectra Agreement, the Company agreed to purchase minimum quantities of Auryxia drug substance annually at predetermined prices. On September 4, 2020, the Company and BioVectra entered into an Amended and Restated Product Manufacture and Supply and Facility Construction Agreement, which provided for reduced minimum quantity commitments and revised the predetermined prices. The price per kilogram decreases with an increase in quantity above the predetermined purchase quantity tiers. In addition, the Manufacture and Supply Agreement with BioVectra and the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the Amended BioVectra Agreement, requires the Company to reimburse BioVectra for certain costs in connection with construction of a new facility for the manufacture and supply of Auryxia drug substance. These construction costs are recorded in other assets and amortized into drug substance as inventory is released to the Company from BioVectra. The term of the Manufacture and Supply Agreement with BioVectra expires on December 31, 2022. The term of the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement expires on December 31, 2026, after which it automatically renews for successive one-year terms unless either party gives notice of its intention to terminate within a specified time prior to the end of the then-current term. In addition, the Company and BioVectra each have the ability to terminate these agreements upon the occurrence of certain conditions. As of December 31, 2020, the Company is required to reimburse BioVectra for certain costs in connection with the construction of the new facility and to purchase minimum quantities of Auryxia drug substance annually for a total cost of approximately $95.7 million through the end of the contract term.
Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, or the Siegfried Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. The term of the Siegfried Agreement expires on December 31, 2021, after which, it automatically renews for one-year terms until terminated. The Siegfried Agreement provides for certain termination rights prior to December 31, 2021 for the Company. As of December 31, 2020, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $47.9 million through the year ending December 31, 2021.
As part of purchase accounting, the Company identified executory contracts in the commercial supply agreements between Keryx and its contract manufacturers for Auryxia, which include future firm purchase commitments. These executory contracts were deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. The liability related to the amount of purchase commitments that exceed the current forecast was $55.8 million and $30.2 million as of December 31, 2020 and 2019, respectively. The $25.6 million increase in liability, which was largely driven by reductions in the short-term and long-term Auryxia revenue sales forecast during the year ended December 31, 2020, was primarily recorded to cost of goods sold.
On February 11, 2021, Keryx and Siegfried entered into an amendment to the Siegfried Agreement, or the Siegfried Amendment. The Siegfried Agreement, as amended, includes the terms and conditions under which Siegfried will manufacture and supply finished Auryxia drug substance for commercial purposes. Siegfried currently manufactures Auryxia drug substance at two approved sites. Pursuant to the Siegfried Amendment, the term of the Siegfried Agreement was extended for one site such that the Siegfried Agreement will expire on December 31, 2022, subject to Keryx’s option to extend the term for such site through December 31, 2023 by providing 12 months’ prior written notice to Siegfried. The Siegfried Amendment provides for minimum annual quantity commitments and predetermined prices for the remainder of the term as well as certain other changes. Subsequent to December 31, 2020, the amount of Auryxia drug substance the Company has committed to purchase from Siegfried is $45.4 million through December 31, 2022.
On April 9, 2019, the Company entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement includes the terms and conditions under which Esteve will manufacture vadadustat drug substance for commercial use. Pursuant to the Esteve Agreement, the Company provides rolling forecasts to Esteve on a quarterly basis, or the Esteve Forecast. The Esteve Forecast reflects the Company’s needs for vadadustat drug substance produced by Esteve over a certain number of months, represented as a quantity of vadadustat drug substance per calendar quarter. The parties have agreed to a volume-based pricing structure under the Esteve Agreement. The Esteve Agreement has an initial term of four years, beginning April 9, 2019 and ending April 9, 2023. Pursuant to the Esteve Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from Esteve. As of December 31, 2020, the Company has committed to purchase $26.0 million of vadadustat drug substance from Esteve through the second quarter of 2022. Subsequent to December 31, 2020, the amount of vadadustat drug substance the Company has committed to purchase from Esteve increased to $47.6 million of through the fourth quarter of 2022.
On March 11, 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement. The Patheon Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use. Pursuant to the Patheon Agreement, the Company provides Patheon a long-term forecast on an annual basis, as well as short-term forecasts on a quarterly basis, or the Patheon Forecast. The Patheon Forecast reflects the Company’s needs for commercial supply of vadadustat drug product produced by Patheon, represented as a quantity of drug product per calendar quarter. The parties have agreed to a volume-based pricing structure under the Patheon Agreement. The Patheon Agreement has an initial term beginning March 11, 2020 and ending June 30, 2023. Pursuant to the Patheon Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug product from Patheon. As of December 31, 2020, the Company had a minimum commitment with Patheon for $1.3 million through the third quarter of 2021.
On April 2, 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, or the WuXi STA DS Agreement. The WuXi STA DS Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat drug substance for commercial use. Pursuant to the WuXi STA DS Agreement, the Company provides rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA DS Forecast. The WuXi STA DS Forecast reflects the Company’s needs for vadadustat drug substance produced by WuXi STA over a certain number of quarters. The parties have agreed to a volume-based pricing structure under the WuXi STA DS Agreement. The WuXi STA DS Agreement has an initial term of four years, beginning April 2, 2020 and ending April 2, 2024. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from WuXi STA. As of December 31, 2020, the Company has committed to purchase $44.7 million of vadadustat drug substance from WuXi STA through the first quarter of 2022.
On February 10, 2021, the Company entered into a Supply Agreement with WuXi STA, or the WuXi STA DP Agreement. The WuXi STA DP Agreement includes the terms and conditions under which WuXi STA will manufacture and supply vadadustat drug product for commercial purposes. Pursuant to the WuXi STA DP Agreement, the Company will provide rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA DP Forecast. Each WuXi STA DP Forecast will reflect the quantities of vadadustat drug product that the Company expects to order from WuXi STA over a certain number of months, represented as a quantity of vadadustat drug product per calendar quarter. Pursuant to the WuXi STA DP Agreement, the Company has agreed to purchase a certain percentage of global demand for vadadustat drug product from WuXi STA. The parties have agreed to a volume-based pricing structure under the WuXi STA DP Agreement. The vadadustat drug product price will remain fixed for the first 12 months and thereafter shall be annually reviewed by the Company and WuXi STA. The Company will also reimburse WuXi STA for certain reasonable expenses. The WuXi STA DP Agreement has an initial term of four years, beginning February 10, 2021 and ending February 10, 2025. The WuXi STA DP Agreement may be renewed or extended by mutual agreement of the Company and WuXi STA with at least 18 months’ prior written notice. The WuXi STA DP Agreement allows the Company to terminate the relationship on 180 calendar days’ prior written notice to WuXi STA for any reason. In addition, each party has the ability to terminate the WuXi STA DP Agreement upon the occurrence of certain conditions.
Other Third Party Contracts
Under the Company’s agreement with IQVIA to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of December 31, 2020 were approximately $14.7 million, of which Otsuka reimburses a significant portion back to the Company. Substantive performance for the committed work with IQVIA was completed in 2020 and close out activities will be performed through the first quarter of 2021. The Company also contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $155.9 million at December 31, 2020. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
Litigation and Related Matters
From time to time, the Company may become subject to legal proceedings and claims which arise in the ordinary course of its business. Consistent with ASC 450, Contingencies, the Company’s policy is to record a liability if a loss in a significant legal dispute is considered probable and an amount can be reasonably estimated. The Company provides disclosure when a loss in excess of any reserve is reasonably possible, and if estimable, the Company discloses the potential loss or range of possible loss. Significant judgment is required to assess the likelihood of various potential outcomes and the quantification of loss in those scenarios. The Company’s estimates change as litigation progresses and new information comes to light. Changes in Company estimates could have a material impact on the Company’s results and financial position. As of December 31, 2020, the Company does not have any significant legal disputes that require a loss liability to be recorded. The Company continually monitors the need for a loss liability for litigation and related matters.

17. Net Loss per Share
The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Year ended December 31,
	2020	2019	2018
Warrants	509,611	509,611	509,611
Outstanding stock options	9,386,517	7,670,899	8,346,888
Unvested restricted stock units	4,722,311	4,524,132	962,316
Total	14,618,439	12,704,642	9,818,815

18. Quarterly Results (unaudited)

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands, except per share data) (unaudited)
Product revenue, net	$29,209	$30,696	$34,392	$34,604
License, collaboration and other revenue	$59,269	$59,446	$25,596	$22,095
Cost of goods sold	$27,713	$174,616	$30,345	$63,234
Operating expenses	$119,890	$89,345	$87,738	$78,868
Loss from operations	$(59,125)	$(173,819)	$(58,095)	$(85,403)
Other expense, net	$(1,622)	$(1,932)	$(1,864)	$(1,597)
Benefit for income taxes	$—	$—	$—	$—
Net loss	$(60,747)	$(175,751)	$(59,959)	$(87,000)
Net loss per share:
basic and diluted	$(0.47)	$(1.28)	$(0.42)	$(0.60)
Weighted-average number of common shares:
basic and diluted	128,395,163	136,906,968	143,314,729	145,111,415

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands, except per share data) (unaudited)
Product revenue, net	$23,111	$29,089	$30,004	$28,915
License, collaboration and other revenue	$49,555	$71,714	$61,973	$40,640
Cost of goods sold	$31,257	$37,669	$38,263	$38,147
Operating expenses	$117,378	$122,657	$109,619	$126,299
Loss from operations	$(75,969)	$(59,523)	$(55,905)	$(94,891)
Other income (expense), net	$791	$508	$43	$(1,344)
Benefit for income taxes	$(2,757)	$(845)	$(1,277)	$(1,752)
Net loss	$(72,421)	$(58,170)	$(54,585)	$(94,483)
Net loss per share:
basic and diluted	$(0.62)	$(0.49)	$(0.46)	$(0.79)
Weighted-average number of common shares:
basic and diluted	117,063,352	118,268,832	118,863,063	119,358,081

19. Subsequent Events
On February 25, 2021, the Company entered into a royalty interest acquisition agreement, or the Royalty Agreement, with HealthCare Royalty Partners IV, L.P., or HCR, pursuant to which the Company sold to HCR its right to receive all royalties and sales milestones for vadadustat, collectively the Royalty Interest Payments, in each case, payable to the Company under its Collaboration Agreement dated December 11, 2015, or the MTPC Agreement, with Mitsubishi Tanabe Pharma Corporation, or MTPC, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. After HCR receives Royalty Interest Payments equal to the Annual Cap in a given calendar year, the Company will receive 85% of the Royalty Interest Payments for the remainder of that year. After HCR receives Royalty Interest Payments equal to the Aggregate Cap, or the Company pays the Aggregate Cap to HCR (net of the Royalty Interest Payments already received by HCR), the Royalty Interest Payments will revert back to the Company, and HCR would have no further right to any Royalty Interest Payments. The Company received $45.0 million from HCR (net of certain transaction expenses) under the Royalty Agreement, and the Company is eligible to receive an additional $15.0 million under the Royalty Agreement if specified sales milestones are achieved for vadadustat in the territory covered by the MTPC Agreement, subject to the satisfaction of certain customary conditions. The Company retains the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. The Royalty Agreement will terminate on the earlier of the date on which HCR has received (i) the last Royalty Interest Payment or (ii) payment by the Company of an amount equal to the Aggregate Cap minus the aggregate amount of all Royalty Interest Payments actually received by HCR.

The Royalty Agreement requires the Company to take certain actions, including actions with respect to the Royalty Interest Payments, the MTPC Agreement, the Company's agreement with MTPC for the commercial supply of vadadustat drug product, and the Company's intellectual property. The Royalty Agreement also contains certain representations and warranties, covenants, indemnification obligations, events of default and other provisions that are customary for a royalty monetization transaction of this nature. In addition, the Company granted HCR a precautionary security interest in connection with the Royalty Interest Payments.

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
As of December 31, 2020, our management, with the participation of Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described below that, as of December 31, 2020, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting relating to our inventory process which is described in more detail below.
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
(1)Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;

(2)Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors; and
(3)Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company’s consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on the assessment, management has concluded that the material weakness in our internal control over financial reporting relating to our inventory process as reported in our Annual Report on Form 10-K for the year ended December 31, 2019 remains un-remediated as of December 31, 2020 and that, our internal control activities over financial reporting as of December 31, 2020 was not effective due to the following material weakness: the Company did not design and maintain effective controls over the completeness, accuracy and presentation and disclosure of inventory. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we did not maintain effective controls related to (i) the review of inventory reconciliations, (ii) the validation of the inventory costing and (iii) the periodic assessment of excess and obsolete inventory related reserves.
Although during 2020 we strengthened our controls related to (i) the review of inventory reconciliations, (ii) the validation of the inventory costing and (iii) the periodic assessment of excess and obsolete inventory related reserves, further remediation is needed. The control deficiencies described above resulted in certain accounting errors, including in our internal preliminary consolidated financial statements for the year ended December 31, 2020 that were corrected prior to the issuance of such annual consolidated financial statements. Management has taken actions to remediate the deficiencies in its internal control over financial reporting and implemented additional processes and controls designed to address the underlying causes associated with the material weakness. Management is committed to finalizing the remediation of the material weakness during 2021. Management’s internal control remediation efforts include the following:
•We have designed and implemented more robust controls throughout 2020 and will continue to improve the precision of our controls in 2021.
•We provided training to individuals with internal control responsibilities, including review documentation requirements, during 2020, and will continue to do so in 2021.
•We designed controls to address the completeness and accuracy of any key reports utilized in the execution of internal controls.
•We reported regularly during 2020, and will continue to report regularly in 2021, to the audit committee on the progress and results of control remediation.
•We engaged an outside firm to assist with performing sufficient testing in 2020 and executed upon a monitoring protocol to allow the Company to validate the operating effectiveness of certain controls over financial reporting to gain assurance that such controls are present and functioning as designed. We will continue to engage an outside firm in 2021 to assist management with performing sufficient testing throughout the year to validate the operating effectiveness of certain controls over financial reporting.
As management continues to evaluate and work to improve its internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness described above will continue to exist.
Management will monitor the progress of the remediation plan and report regularly to the audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.
Changes in Internal Control over Financial Reporting

During the quarter ended December 30, 2020, we implemented certain internal controls in connection with our remediation efforts described above. Except as noted in the preceding paragraphs, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2020, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Ernst & Young, LLP, the Company’s independent registered public accounting firm, has issued an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. This report is included below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Akebia Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Akebia Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Akebia Therapeutics, Inc. (the “Company”) has not maintained effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. We identified deficiencies in internal controls included within the Company's inventory process. Specifically, the Company did not maintain effective controls related to (i) the review of inventory reconciliations, (ii) the validation of the inventory costing and (iii) the periodic assessment of excess and obsolete inventory related reserves.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated February 25, 2021, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 2021
Item 9B. Other Information
On February 25, 2021, we entered into a royalty interest acquisition agreement, or the Royalty Agreement, with HealthCare Royalty Partners IV, L.P., or HCR, pursuant to which we sold to HCR our right to receive all royalties and sales milestones for vadadustat, collectively the Royalty Interest Payments, in each case, payable to us under our Collaboration Agreement dated December 11, 2015, or the MTPC Agreement, with Mitsubishi Tanabe Pharma Corporation, or MTPC, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. After HCR receives Royalty Interest Payments equal to the Annual Cap in a given calendar year, we will receive 85% of the Royalty Interest Payments for the remainder of that year. After HCR receives Royalty Interest Payments equal to the Aggregate Cap, or we pay the Aggregate Cap to HCR (net of the Royalty Interest Payments already received by HCR), the Royalty Interest Payments will revert back to us, and HCR would have no further right to any Royalty Interest Payments. We received $45.0 million from HCR (net of certain transaction expenses) under the Royalty Agreement, and we are eligible to receive an additional $15.0 million under the Royalty Agreement if specified sales milestones are achieved for vadadustat in the territory covered by the MTPC Agreement, subject to the satisfaction of certain customary conditions. We retain the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. The Royalty Agreement will terminate on the earlier of the date on which HCR has received (i) the last Royalty Interest Payment or (ii) payment by us of an amount equal to the Aggregate Cap minus the aggregate amount of all Royalty Interest Payments actually received by HCR.

The Royalty Agreement requires us to take certain actions, including actions with respect to the Royalty Interest Payments, the MTPC Agreement, our agreement with MTPC for the commercial supply of vadadustat drug product, and our intellectual property. The Royalty Agreement also contains certain representations and warranties, covenants, indemnification obligations, events of default and other provisions that are customary for a royalty monetization transaction of this nature. In addition, we granted HCR a precautionary security interest in connection with the Royalty Interest Payments.
This summary of the Royalty Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Royalty Agreement, a copy of which we plan to file as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2021.

The foregoing information is included for the purpose of providing the disclosures required under “Item 1.01 – Entry into a Material Definitive Agreement,” of Current Report on Form 8-K.
PART III

Item 10. Director, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)Documents filed as part of this Annual Report on Form 10-K.
(b)Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)Schedules
Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)Exhibits
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

3.2
Certificate of Amendment of Ninth Amended and Restated Certificate of Incorporation of Akebia Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on June 9, 2020)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on March 28, 2014)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (333-193969), filed on March 4, 2014)

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

4.6*	Description of Registrant’s Securities

10.1†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed on March 12, 2018)

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

Exhibit Number	Description of Exhibit
10.7
Fifth Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc. dated April 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2018)

10.8*	Sixth Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc. dated November 30, 2020

10.9
One Marina Park Drive Office Lease dated April 29, 2015, by and between Keryx Biopharmaceuticals, Inc. and Fallon Cornerstone One MPD LLC (incorporated by reference to Exhibit 10.29 to Keryx Biopharmaceuticals, Inc.’s Annual Report on Form 10-K, filed on March 1, 2017)

10.10
Sublease, dated as of September 9, 2019, by and between Keryx Biopharmaceuticals, Inc. and Foundation Medicine, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2019)

10.11†	Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (333-193969), filed on February 14, 2014)

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

10.14†	Offer Letter to David Spellman, dated as of June 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2020)

10.15†	Form of Non-Statutory Stock Option Agreement for officers (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A (333-193969), filed on March 4, 2014)

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

10.18†
Amended and Restated Non-Employee Director Compensation Program, effective January 30, 2019 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed on March 26, 2019)

10.19†	Non-Employee Director Compensation Program, effective January 26, 2021

10.20†	Form of Executive Severance Agreement for officers (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A (333-193969), filed on March 4, 2014)

10.21†	2014 Incentive Plan (incorporated by reference to exhibit 10.29 to the Company’s Registration Statement on Form S-1/A (333-193969), filed on March 4, 2014)

10.22†	Amendment No. 1 to the Akebia Therapeutics, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on January 25, 2019)

10.23†	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1/A (333-193969), filed on March 4, 2014)

10.24†
Amended and Restated 2014 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 26, 2019)

Exhibit Number	Description of Exhibit
10.25†	Cash Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1/A (333-193969), filed on March 4, 2014)

10.26†	Form of Officer Restricted Stock Unit Award Agreement under 2014 Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on March 12, 2018)

10.27†	Form of Officer Restricted Stock Unit Award Agreement under 2014 Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed on March 26, 2019)

10.28†
Form of Officer Inducement Award Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (333-222728), filed on January 26, 2018)

10.29†
Form of Inducement Award Non-Statutory Stock Option Agreement for non-officers (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (333-222728), filed on January 26, 2018)

10.30†	Keryx Biopharmaceuticals, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, filed on March 21, 2003)

10.31†
Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Annex C to Keryx Biopharmaceuticals, Inc.’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2004)

10.32†
Amendment to the Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan dated April 11, 2006 (incorporated by reference to Exhibit 10.1 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, filed on August 9, 2006)

10.33†	Keryx Biopharmaceuticals, Inc. 2007 Incentive Plan, (incorporated by reference to Annex D to Keryx Biopharmaceuticals, Inc.’s Definitive Proxy Statement on Schedule 14A, filed on April 30, 2007)

10.34†
Keryx Biopharmaceuticals, Inc. Amended and Restated 2013 Incentive Plan (incorporated by reference to Exhibit 10.1 to Keryx Biopharmaceuticals, Inc.’s Current Report on Form 8-K, filed on May 27, 2016)

10.35†	Keryx Biopharmaceuticals, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Keryx Biopharmaceuticals, Inc.’s Registration Statement on Form S-8, filed on June 29, 2018)

10.36†
Form of Indemnification Agreement between Keryx Biopharmaceuticals, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q, filed on November 9, 2016)

10.37†
Form of Employee Agreement (Confidentiality, Non-Competition, Non-Solicitation and Development Agreement) applicable to officers (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K, filed on March 26, 2019)

10.38†
Keryx Biopharmaceuticals, Inc. Fourth Amended and Restated Directors Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to Keryx Biopharmaceuticals, Inc.’s Current Report on Form 8-K, filed on May 27, 2016)

10.39†
Keryx Biopharmaceuticals, Inc. Third Amended and Restated Directors Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 7, 2014)

10.40†
Keryx Biopharmaceuticals, Inc. Director Non-Statutory Stock Option Award Terms and Conditions under the Third Amended and Restated Directors Equity Compensation Plan (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed on March 26, 2019)

10.41†
Master Consulting Services Agreement by and between the Company and Jason A. Amello, dated August 7, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2020)

10.42#
Master Services Agreement, between Akebia Therapeutics, Inc., and Quintiles, Inc., dated as of June 8, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 11, 2015)

Exhibit Number	Description of Exhibit

10.43#
Collaboration Agreement between Akebia Therapeutics, Inc. and Mitsubishi Tanabe Pharma Corporation, dated December 11, 2015 (incorporated by reference to Exhibit 10.29 to the Company’s 10-K for the year ending December 31, 2015 and filed on March 14, 2016)

10.44#
Letter Agreement between Akebia Therapeutics, Inc. and Mitsubishi Tanabe Pharma Corporation, dated September 26, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2017)

10.45#
Collaboration and License Agreement, between Akebia Therapeutics, Inc. and Otsuka Pharmaceutical Co. Ltd., dated December 18, 2016 (incorporated by reference to Exhibit 10.26 to the Company’s 10-K for the year ending December 31, 2016 and filed on March 6, 2017)

10.46#
Collaboration and License Agreement between Akebia Therapeutics, Inc. and Otsuka Pharmaceutical Co. Ltd., dated April 25, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2017)

10.47#
Research and License Agreement between Akebia Therapeutics, Inc. and Janssen Pharmaceutica NV, dated February 9, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 9, 2017)

10.48!
Amended and Restated License Agreement, dated April 8, 2019, by and between Akebia Therapeutics, Inc. and Vifor (International) Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2019)

10.49
Amended and Restated Controlled Equity OfferingSM Sales Agreement, dated November 12, 2019, by and between Akebia Therapeutics, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on November 12, 2019)

10.50	Reserved

10.51	Reserved

10.52!
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

10.57*	Amendment No. 1 to Master Manufacturing Services and Supply Agreement, dated as of December 21, 2020, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc.

10.58*	Amendment No. 2 to Master Manufacturing Services and Supply Agreement, dated as of January 29, 2021, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc.

Exhibit Number	Description of Exhibit

10.59*!	Amendment No. 3 to Master Manufacturing Services and Supply Agreement, dated as of February 11, 2021, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc.

10.60#
Exclusive Distribution Agreement between Keryx Biopharmaceuticals, Inc. and Cardinal Health 105, Inc., dated October 16, 2014 and Amendment to Exclusive Distribution Agreement between Keryx Biopharmaceuticals, Inc. and Cardinal Health 105, Inc., dated April 14, 2015 (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K, filed on March 26, 2019)

10.61#
Manufacture and Supply Agreement between Keryx Biopharmaceuticals, Inc. and BioVectra Inc., dated May 26, 2017 and Amendment to Manufacture and Supply Agreement between Keryx Biopharmaceuticals, Inc. and BioVectra Inc., dated December 11, 2017 (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K, filed on March 26, 2019)

10.62!
Supply Agreement, dated as of April 9, 2019, by and between Akebia Therapeutics, Inc. and Esteve Química, S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2019)

10.63!
Loan Agreement, dated November 11, 2019, by and among the Company, Keryx Biopharmaceuticals, Inc., Biopharma Credit plc and Biopharma Credit Investments V (Master) LP (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K, filed on March 12, 2020)

10.64!
Guaranty and Security Agreement, dated November 25, 2019, by and between the Company, Keryx Biopharmaceuticals, Inc. and Biopharma Credit plc (incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K, filed on March 12, 2020)

10.65!
Supply Agreement, dated as of March 11, 2020, by and between Akebia Therapeutics, Inc. and Patheon, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 5, 2020)

10.66!
Supply Agreement, dated as of April 2, 2020, by and between Akebia Therapeutics, Inc. and STA Pharmaceutical Hong Kong Limited (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2020)

10.67!
Amended and Restated Product Manufacture and Supply and Facility Construction Agreement between BioVectra, Inc. and Keryx Biopharmaceuticals, Inc., dated September 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 11, 2020)

21.1*	List of Subsidiaries

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

Exhibit Number	Description of Exhibit

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

AKEBIA THERAPEUTICS, INC.

Date: February 25, 2021	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 25, 2021	By:	/s/ John P. Butler
John P. Butler
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2021	By:	/s/ David A. Spellman
David A. Spellman
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: February 25, 2021	By:	/s/ Violetta Cotreau
Violetta Cotreau
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Date: February 25, 2021	By:	/s/ Adrian Adams
Adrian Adams
Chairperson

Date: February 25, 2021	By:	/s/ Mark J. Enyedy
Mark J. Enyedy
Director

Date: February 25, 2021	By:	/s/ Steven C. Gilman
Steven C. Gilman
Director

Date: February 25, 2021	By:	/s/ Maxine Gowen
Maxine Gowen
Director

Date: February 25, 2021	By:	/s/ Michael T. Heffernan
Michael T. Heffernan
Director

Date: February 25, 2021	By:	/s/ Michael Rogers
Michael Rogers
Director

Date: February 25, 2021	By:	/s/ Cynthia Smith
Cynthia Smith
Director

Date: February 25, 2021	By:	/s/ Myles Wolf
Myles Wolf
Director

Date: February 25, 2021	By:	/s/ LeAnne M. Zumwalt
LeAnne M. Zumwalt
Director