Form 10-Q
period 2021-03-31
Akebia Therapeutics, Inc.
filed 2021-05-10
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

Outstanding at April 30, 2021
160,115,163

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
•the timing of or likelihood of regulatory filings and approvals, including labeling or other restrictions, such as the anticipated timing of filing a response by the U.S. Food and Drug Administration, or FDA, to our New Drug Application for vadadustat and our planned filing of a E.U. Marketing Authorization Application for vadadustat with the European Medicines Agency, the potential approval of vadadustat and our outlook related thereto, and potential indications for vadadustat;
•the potential therapeutic applications of the hypoxia inducible factor pathway;
•our pipeline and portfolio, including its potential, and our related research and development activities;
•our competitive position, including estimates, developments and projections relating to our competitors and their products and product candidates, and our industry;
•our expectations with respect to (i) the ongoing anticipated financial impact and potential benefits to us related to our merger with Keryx Biopharmaceuticals, Inc., or Keryx, that was completed on December 12, 2018, (ii) integration of the businesses subsequent to the merger, and (iii) other matters related to the merger;
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

Any or all of these forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. These forward-looking statements involve risks and uncertainties, including those that are discussed below under the heading "Risk Factor Summary", and the risk factors identified further in Part II, Item 1A. "Risk Factors" included in this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q, that could cause our actual results, financial condition, performance or achievements to be materially different from those indicated in these forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason. Unless otherwise stated, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

RISK FACTORS SUMMARY

Investing in our common stock involves numerous risks, including the risks summarized below and described in further detail in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects. These risks include, but are not limited to, the following:
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
•Royalties from commercial sales of vadadustat under our Collaboration Agreement with Mitsubishi Tanabe Pharma Corporation will likely fluctuate and could impact our rights to receive future payments from our Royalty Interest Acquisition Agreement with HealthCare Royalty Partners IV, L.P.;
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
•In addition to Auryxia, we will continue to depend heavily on the success of our product candidate, vadadustat, for which we completed Phase 3 clinical development in 2020 and submitted a New Drug Application to the U.S. Food and Drug Administration in March 2021. Clinical drug development involves a lengthy and expensive process with an uncertain outcome. We will incur additional costs in connection with, and may experience delays in completing, or ultimately be unable to complete, the development and commercialization of vadadustat and any other product candidates;
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

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$252,765	$228,698
Available for sale securities	19,999	39,992
Inventory	44,806	61,017
Accounts receivable, net	35,233	26,853
Prepaid expenses and other current assets	12,214	14,877
Total current assets	365,017	371,437
Property and equipment, net	8,168	8,622
Operating lease assets	25,670	26,876
Goodwill	55,053	55,053
Other intangible assets, net	135,159	144,170
Other assets	39,636	37,981
Total assets	$628,703	$644,139
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$30,537	$41,308
Accrued expenses and other current liabilities	123,889	130,624
Short-term deferred revenue	18,253	15,214
Total current liabilities	172,679	187,146
Deferred revenue, net of current portion	19,299	25,345
Operating lease liabilities, net of current portion	23,185	24,621
Derivative liability	2,500	2,420
Long-term debt, net	96,607	96,378
Liability related to sale of future royalties, net	46,925	—
Other non-current liabilities	53,617	60,611
Total liabilities	414,812	396,521
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock $0.00001 par value; 350,000,000 shares authorized at March 31, 2021 and December 31, 2020; 158,520,089 and 148,074,085 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2	1
Additional paid-in capital	1,460,971	1,425,115
Accumulated other comprehensive loss	9	13
Accumulated deficit	(1,247,091)	(1,177,511)
Total stockholders' equity	213,891	247,618
Total liabilities and stockholders' equity	$628,703	$644,139

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Product revenue, net	$30,408	$29,209
License, collaboration and other revenue	21,896	59,269
Total revenues	52,304	88,478
Cost of goods sold:
Product	25,595	18,613
Amortization of intangibles	9,011	9,100
Total cost of goods sold	34,606	27,713
Operating expenses:
Research and development	40,611	81,231
Selling, general and administrative	41,328	37,983
License expense	695	676
Total operating expenses	82,634	119,890
Operating loss	(64,936)	(59,125)
Other income (expense):
Interest expense	(4,805)	(1,972)
Other income	161	350
Net loss	$(69,580)	$(60,747)
Net loss per share - basic and diluted	$(0.45)	$(0.47)
Weighted-average number of common shares - basic and diluted	153,820,809	128,395,163
Comprehensive loss:
Net loss	$(69,580)	$(60,747)
Other comprehensive loss - unrealized loss on debt securities	(4)	—
Total comprehensive loss	$(69,584)	$(60,747)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock
	Number of Shares	$0.00001 Par Value	Additional Paid-In Capital	Unrealized Gain/(Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2019	121,674,568	$1	$1,188,810	$—	$(794,054)	$394,757
Issuance of common stock, net of issuance costs	7,973,967	—	56,575	—	—	56,575
Proceeds from sale of stock under employee stock purchase plan	115,024	—	451	—	—	451
Share-based compensation expense	—	—	4,916	—	—	4,916
Exercise of options	64,126	—	412	—	—	412
Restricted stock unit vesting	423,755	—	—	—	—	—
Net loss	—	—	—	—	(60,747)	(60,747)
Balance at March 31, 2020	130,251,440	$1	$1,251,164	$—	$(854,801)	$396,364

Balance at December 31, 2020	148,074,085	$1	$1,425,115	$13	$(1,177,511)	$247,618
Issuance of common stock, net of issuance costs	9,228,017	1	29,497	—	—	29,498
Proceeds from sale of stock under employee stock purchase plan	154,276	—	367	—	—	367
Share-based compensation expense	—	—	5,992	—	—	5,992
Restricted stock unit vesting	1,063,711	—	—	—	—	—
Unrealized loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(69,580)	(69,580)
Balance at March 31, 2021	158,520,089	$2	$1,460,971	$9	$(1,247,091)	$213,891

See accompanying notes to unaudited condensed consolidated financial statements

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating activities:
Net loss	$(69,580)	$(60,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	513	525
Amortization of intangibles	9,011	9,100
Amortization of premium/discount on investments	(11)	—
Non-cash interest expense related to sale of future royalties	2,162	—
Non-cash royalty revenue related to sale of future royalties	(20)	—
Non-cash interest expense	229	437
Non-cash operating lease expense	(494)	(647)
Fair value step-up of inventory sold or written off	21,575	11,180
Write-down of inventory	5,075	139
Change in excess inventory purchase commitments	(8,945)	—
Stock-based compensation	5,992	4,916
Change in fair value of derivative liability	80	90
Changes in operating assets and liabilities:
Accounts receivable	(8,380)	(66,008)
Inventory	(19,193)	(8,163)
Prepaid expenses and other current assets	2,268	(1,898)
Other long-term assets	1,361	46
Accounts payable	(4,912)	20,470
Accrued expense	(4,877)	(4,209)
Operating lease liabilities	407	445
Deferred revenue	(3,007)	4,735
Net cash used in operating activities	(70,746)	(89,589)
Investing activities:
Purchase of equipment	(59)	—
Proceeds from the maturities of available for sale securities	20,000	245
Net cash provided by investing activities	19,941	245
Financing activities:
Proceeds from sale of future royalties, net	44,783	—
Proceeds from the issuance of common stock, net of issuance costs	29,327	56,485
Proceeds from the sale of stock under employee stock purchase plan	367	451
Proceeds from the exercise of stock options	—	412
Net cash provided by (used in) financing activities	74,477	57,348
Increase in cash, cash equivalents, and restricted cash	23,672	(31,996)
Cash, cash equivalents, and restricted cash at beginning of the period	231,132	149,804
Cash, cash equivalents, and restricted cash at end of the period	$254,804	$117,808
Non-cash financing activities
Unpaid offering costs	$171	$90

See accompanying notes to unaudited condensed consolidated financial statements

Akebia Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Nature of Organization and Operations

Akebia Therapeutics, Inc., referred to as Akebia or the Company, was incorporated in the State of Delaware in 2007. Akebia is a biopharmaceutical company with the purpose of bettering the lives of people living with kidney disease. Akebia’s lead investigational product candidate, vadadustat, is an oral therapy in development for the treatment of anemia due to chronic kidney disease, or CKD. Vadadustat is an oral hypoxia-inducible factor prolyl hydroxylase inhibitor, or HIF-PHI, designed to mimic the physiologic effect of altitude on oxygen availability. At higher altitudes, the body responds to lower oxygen availability with stabilization of hypoxia-inducible factor, or HIF, which can lead to red blood cell, or RBC, production and improved oxygen delivery to tissues.Vadadustat is approved and marketed in Japan as a treatment for anemia due to CKD in both dialysis-dependent and non-dialysis dependent adult patients under the trade name VafseoTM. The Company submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for vadadustat in March of 2021 for the treatment of anemia due to CKD in adult patients with CKD on dialysis, or DD-CKD, and adult patients with CKD not on dialysis, or NDD-CKD. The Company's NDA submission did not include a Priority Review Voucher. Based on standard FDA review timelines, the FDA has a 60-day period to determine whether the NDA is complete and acceptable for review. In addition, the Company has a commercial product, Auryxia® (ferric citrate), which is currently approved by the FDA and marketed for two indications in the United States: the control of serum phosphorus levels in DD-CKD adult patients and the treatment of iron deficiency anemia, or IDA, in NDD-CKD adult patients. Ferric citrate is also approved and marketed in Japan as an oral treatment for IDA in adult patients and the improvement of hyperphosphatemia in adult patients with DD-CKD and NDD-CKD under the trade name Riona (ferric citrate hydrate).

Since inception, the Company has devoted most of its resources to research and development, including its preclinical and clinical development activities, and providing general and administrative support for these operations. The Company began recording revenue from the U.S. sales of Auryxia and revenue from sublicensing rights to Auryxia in Japan to the Company’s Japanese partners Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd., collectively JT and Torii, on December 12, 2018 following the consummation of a merger with Keryx Biopharmaceuticals, Inc., or Keryx, or the Merger. Additionally, following regulatory approval of vadadustat in Japan, the Company began recognizing royalty revenues from Mitsubishi Tanabe Pharma Corporation, or MTPC, from the sale of Vafseo in August 2020. In February 2021, the Company entered into a royalty interest acquisition agreement with HealthCare Royalty Partners IV, L.P., or the Royalty Agreement, whereby the Company sold its right to receive royalties and sales milestones under its Collaboration Agreement with MTPC, or the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 5 for additional information). The Company has not generated a profit to date and may never generate profits from product sales. Vadadustat and the Company’s other potential product candidates are subject to long development cycles, and the Company may be unsuccessful in its efforts to develop, obtain marketing approval for or market vadadustat and its other potential product candidates. If the Company does not successfully commercialize Auryxia, vadadustat or any other potential product candidate, it may be unable to achieve profitability.

The Company’s management completed its going concern assessment in accordance with ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. The Company believes that its cash resources will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q, as required by ASC 205-40. There can be no assurance, however, that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all. The Company will require additional capital to pursue development and commercial activities related to Auryxia and vadadustat or any additional products and product candidates, including those that may be in-licensed or acquired. The Company expects to finance future cash needs through product revenue, public or private equity or debt transactions, payments from its collaborators, strategic transactions, or a combination of these approaches. However, adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital in sufficient amounts when needed or on attractive terms, it may not be able to pursue development and commercial activities related to Auryxia and vadadustat or any additional products and product candidates, including those that may be in-licensed or acquired.

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

In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or any other future period.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Management has determined that the Company operates in one segment, which is the business of developing and commercializing novel therapeutics for people with kidney disease. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission on February 25, 2021, or the 2020 Annual Report on Form 10-K.

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three months ended March 31, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K and are updated below as necessary.

New Accounting Pronouncements – Recently Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard became effective for the Company on January 1, 2021. ASU 2019-12 requires certain amendments to be applied using a modified retrospective approach, which requires a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, while other amendments should be applied on a prospective basis. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: prepaid and accrued research and development expense, operating lease assets and liabilities, derivative liabilities, other non-current liabilities, including the excess purchase commitment liability, stock-based compensation expense, product and collaboration revenues including various rebates and reserves related to product sales, non-cash interest expense on the liability related to sale of future royalties, inventories, income taxes, intangible assets and goodwill. The Company has made estimates of the impact of COVID-19 within the unaudited condensed consolidated financial statements and there may be changes to those estimates in future periods including changes to sales, payer mix, reserves and allowances, intangible assets and goodwill.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Liability Related to Sale of Future Royalties
The Company treats the liability related to sale of future royalties, see Note 5, as a debt financing, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability related to sale of future royalties and the debt amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. The Company will periodically assess the expected royalty payments. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. Non-cash royalty revenue is reflected as royalty revenue within license, collaboration and other revenue, and non-cash amortization of debt is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

3.Product Revenue and Reserves for Variable Consideration
To date, the Company’s only source of product revenue has been from the U.S. sales of Auryxia. Total net product revenue was $30.4 million and $29.2 million for the three months ended March 31, 2021 and 2020, respectively. The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2021 and 2020 (in thousands):

	Chargebacks and Discounts	Rebates, Fees and other Deductions	Returns	Total
Balance at December 31, 2020	$802	$39,912	$649	$41,363
Current provisions related to sales in current year	3,170	33,643	2,152	38,965
Adjustments related to prior year sales	3	(1,241)	—	(1,238)
Credits/payments made	(2,646)	(29,098)	(1,917)	(33,661)
Balance at March 31, 2021	$1,329	$43,216	$884	$45,429

Balance at December 31, 2019	$738	$30,552	$253	$31,543
Current provisions related to sales in current year	2,250	30,519	1,053	33,822
Adjustments related to prior year sales	82	32	—	114
Credits/payments made	(2,353)	(29,024)	(1,051)	(32,428)
Balance at March 31, 2020	$717	$32,079	$255	$33,051

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

Accounts receivable, net related to product sales was approximately $28.3 million and $21.9 million as of March 31, 2021 and December 31, 2020, respectively.

4.License, Collaboration and Other Significant Agreements
During the three months ended March 31, 2021 and 2020, the Company recognized the following revenues from its license, collaboration and other significant agreements and had the following deferred revenue balances as of March 31, 2021:

	Three Months Ended March 31,
	2021	2020
License, Collaboration and Other Revenue:	(in thousands)
MTPC Agreement	$18	$—
Otsuka U.S. Agreement	13,674	38,577
Otsuka International Agreement	6,972	19,370
Total Proportional Performance Revenue	$20,664	$57,947
JT and Torii	1,159	1,126
MTPC Other Revenue	73	196
Total License, Collaboration and Other Revenue	$21,896	$59,269

	March 31, 2021
	Short-Term	Long-Term	Total
Deferred Revenue:	(in thousands)
MTPC Agreement	$5,897	$—	$5,897
Otsuka U.S. Agreement	$7,187	$11,167	$18,354
Otsuka International Agreement	5,169	3,453	8,622
Vifor Agreement	—	4,679	4,679
Total	$18,253	$19,299	$37,552

The following table presents changes in the Company’s contract assets and liabilities during the three months ended March 31, 2021 and 2020 (in thousands):

Three Months Ended March 31, 2021	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$3,045	$6,740	$(6,246)	$3,539
Prepaid expenses and other current assets	$1,722	$194	$—	$1,916
Contract liabilities:
Deferred revenue	$40,559	$22,895	$(25,902)	$37,552
Accounts payable	$7,227	$—	$(7,227)	$—
Accrued expenses and other current liabilities	$10,000	$—	$—	$10,000

Three Months Ended March 31, 2020
Contract assets:
Accounts receivable(1)	$15,822	$71,639	$(2,895)	$84,566
Prepaid expenses and other current assets	$—	$546	$—	$546
Contract liabilities:
Deferred revenue	$72,950	$65,209	$(60,474)	$77,685
Accrued expenses and other current liabilities	$—	$615	$—	$615

(1)Excludes accounts receivable from other services related to clinical and regulatory activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement as of March 31, 2021 and 2020 and December 31, 2020 and 2019. Also excludes accounts receivable related to amounts due to the Company from product sales which are included in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020.

During the three months ended March 31, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended March 31,
Revenue Recognized in the Period from:	2021	2020
Amounts included in deferred revenue at the beginning of the period	$5,382	$10,130

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
The Company and MTPC agreed that, instead of including Japanese patients in the Company’s global Phase 3 program for vadadustat, MTPC would be the sponsor of a Phase 3 program for vadadustat in Japan. MTPC is responsible for the costs of the Phase 3 program in Japan and other studies required in Japan, and made no funding payments for the global Phase 3 program for vadadustat. In June 2020, vadadustat was approved in Japan for the treatment of anemia due to CKD, which triggered a $15.0 million regulatory milestone payment to the Company that was received in the third quarter of 2020. In August 2020, MTPC launched vadadustat commercially in Japan under the trade name VafseoTM as a treatment of anemia due to CKD for adult patients on dialysis and not on dialysis. In February 2021, the Company entered into a royalty interest acquisition agreement with HealthCare Royalty Partners IV, L.P., or the Royalty Agreement, whereby the Company sold its right to receive royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 5 for additional information).
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
MTPC is required to make certain milestone payments to the Company aggregating up to approximately $225.0 million upon the achievement of specified development, regulatory and commercial events. More specifically, the Company received $10.0 million in development milestone payments, and is eligible to receive up to $40.0 million in regulatory milestone payments, of which the Company received $10.0 million in relation to the JNDA filing in the third quarter of 2019 and earned an additional $15.0 million following regulatory approval of vadadustat in Japan in the second quarter of 2020, which the Company received in the third quarter of 2020, and up to $175.0 million in commercial milestone payments associated with aggregate sales of all products. In consideration for the exclusive license and other rights contained in the MTPC Agreement, MTPC also made a $20.0 million upfront payment as well as a payment of $20.5 million for Phase 2 studies in Japanese patients completed by the Company and reimbursed by MTPC. The Company is also entitled to receive tiered royalty payments ranging from 13% to 20% on annual net sales of vadadustat in the MTPC Territory. Royalty payments are subject to certain reductions, including upon the introduction of competitive products in certain instances. Royalties are due on a country-by-country basis from the date of first commercial sale of a licensed product in a country until the last to occur of: (i) the expiration of the last to expire valid claim within the intellectual property covering the licensed product, (ii) the expiration of marketing or regulatory exclusivity in such country, or (iii) the tenth anniversary of the first commercial sale of such licensed product in such country. Due to the uncertainty of drug development and commercialization and the high historical failure rates associated therewith, although the Company has received $10.0 million in development milestones and $25.0 million in regulatory milestones, no additional milestone may ever be received from MTPC. The Company recognizes any revenue from MTPC royalties in the period in which the sales occur. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 5 for additional information).

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
The transaction price at inception was comprised of: (i) the up-front payment, (ii) the estimated cost for the Phase 2 studies, (iii) a non-substantive milestone associated with the first patient enrolled in the NDD-CKD Phase 3 study, and (iv) the cost of all clinical supply provided to MTPC for the Phase 3 studies. No other development and no regulatory milestones were included in the transaction price at inception, as all other milestone amounts were fully constrained. Subsequent to inception, the transaction price also included certain development and regulatory milestones, as described below. As part of its evaluation of the constraint, the Company considers numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to MTPC and therefore have also been excluded from the transaction price. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the remaining consideration that may be payable to the Company subsequent to MTPC's commercial launch of VafseoTM in the third quarter of 2020 is quarterly royalties on net sales, sales milestones, and certain regulatory milestones.
As of March 31, 2021, the transaction price is comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received, comprised of $10.0 million relating to the JNDA filing and $15.0 million relating to regulatory approval of vadadustat in Japan, and (vi) $0.4 million in royalties from net sales of Vafseo. As of March 31, 2021, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. The Company recognized immaterial revenue from MTPC royalties for the three months ended March 31, 2021 and no revenue from the MTPC Agreement for the three months ended and March 31, 2020. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 5 for additional information). The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of March 31, 2021, there is an immaterial amount in accounts receivable, no deferred revenue, and no contract assets. There were no asset or liability balances classified as long-term in the unaudited condensed consolidated balance sheet as of March 31, 2021.

Supply of Drug Product to MTPC
In March 2020, in connection with the MTPC Agreement, the Company agreed to supply MTPC with certain vadadustat drug product for commercial use and MTPC agreed to reimburse the Company for certain manufacturing-related expenses. In connection with this arrangement, the Company invoiced the upfront payment of $10.4 million, which it received during the three months ended June 30, 2020. The Company does not recognize revenue under this arrangement until risk of loss passes to MTPC and delivery has occurred. No revenues were recognized for either of the three months ended March 31, 2021 and 2020 for drug product that was delivered under the MTPC Agreement. As of March 31, 2021, the Company recorded no accounts receivable, no deferred revenue, and $2.2 million in other current liabilities and $1.4 million in other non-current liabilities for drug product that was subject to return by MTPC.
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

The Company did not recognize any revenue under the MTPC Supply Agreement during the three months ended March 31, 2021. During the three months ended March 31, 2021, the Company invoiced MTPC for $4.4 million in payments for vadadustat drug product ordered by MTPC. As of March 31, 2021, the Company recorded $3.4 million in accounts receivable, $5.9 million in deferred revenue, $12.2 million in other current liabilities and $5.4 million in other non-current liabilities. Subsequent to March 31, 2021, the Company invoiced MTPC for an additional $2.6 million in up-front payments for vadadustat drug product ordered by MTPC.
U.S. Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.
Summary of Agreement
On December 18, 2016, the Company entered into a collaboration and license agreement with Otsuka, or the Otsuka U.S. Agreement. The collaboration is focused on the development and commercialization of vadadustat in the United States. Under the terms of the Otsuka U.S. Agreement, the Company is responsible for leading the development of vadadustat, including the ongoing Phase 3 development program, and the Company controls and retains final decision-making authority with respect to certain matters, including U.S. pricing strategy and manufacturing. The Company and Otsuka will co-commercialize vadadustat in the United States, subject to the approval of vadadustat by the FDA.
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
The Company is responsible for performing all activities related to the development of vadadustat as outlined in the current global development plan, while Otsuka may agree to perform certain activities under the global development plan from time to time as agreed by the parties. The current global development plan encompasses all activities with respect to the PRO2TECT and INNO2VATE clinical programs, which were completed in 2020, through the filing for marketing approval, as well as certain other studies. The Company’s obligations related to the conduct of the current global development plan include the associated manufacturing and supply services for vadadustat.
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
Under the terms of the Otsuka U.S. Agreement, the Company received a $125.0 million up-front, non-refundable, non-creditable cash payment in December 2016. In March 2017, the Company received a payment of approximately $33.8 million, which represented reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan through December 31, 2016. Commencing in the third quarter of 2017, whereupon the Company had incurred a specified amount of incremental costs, Otsuka began to contribute, as required by the Otsuka U.S. Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to December 31, 2016 will total $320.1 million or more, depending on the actual costs incurred toward the current global development plan. The costs associated with the performance of any development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism as set forth in the Otsuka U.S. Agreement or to be determined by the parties. Costs incurred with respect to medical affairs and commercialization and non-promotional activities will generally be shared equally by the parties. In addition, due to the costs incurred in completing the activities under the current global development plan exceeding a certain threshold in the second quarter of 2019, the Company elected to require Otsuka to increase the aggregate percentage of current global development costs it funds under the Otsuka U.S. Agreement and the Otsuka International Agreement, as defined below, from 52.5% to 80%, or the Otsuka Funding Option. The Company estimates the additional funding as a result of exercising the Otsuka Funding Option, or the Additional Funding, to total approximately $122.2 million or more, depending on the actual costs incurred toward the current global development plan. The Additional Funding is fully creditable against future payments due to the Company under the arrangement, provided that future payments due to the Company may not be reduced by more than 50% in any calendar year and any remaining creditable amount above 50% in any calendar year will be applied to subsequent future payments until fully credited. As of March 31, 2021, the Additional Funding was $95.0 million.
In addition, Otsuka is required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, as of March 31, 2021, the Company is eligible to receive up to $65.0 million in regulatory milestone payments for the first product to achieve the associated event and up to $575.0 million in commercial milestone payments associated with aggregate sales of licensed products. These future milestones are subject to reduction as a result of the Company’s exercise of the Otsuka Funding Option, as described above. Due to the uncertainty of drug development and commercialization and the high historical failure rates associated therewith, no milestone payments may ever be received from Otsuka.
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
As of March 31, 2021, the transaction price totaling $478.9 million is comprised of: (i) the up-front payment of $125.0 million, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016 of $33.8 million, and (iii) the estimate of the net cost share consideration to be received of approximately $320.1 million with respect to amounts incurred by the Company subsequent to December 31, 2016. As of March 31, 2021, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.
During the three months ended March 31, 2021 and 2020, the Company recognized revenue totaling approximately $13.7 million and $38.6 million, respectively, with respect to the Otsuka U.S. Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2021, there is approximately $18.4 million of deferred revenue related to the Otsuka U.S. Agreement of which $7.2 million is classified as current and $11.2 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of March 31, 2021, there is approximately $0.8 million in accounts receivable and $1.3 million in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2020, there was approximately $5.0 million in contract liabilities (included in accounts payable) and $1.2 million in prepaid expenses and other current assets in the consolidated balance sheet.
The Company determined that the medical affairs, commercialization and non-promotional activities elements of the Otsuka U.S. Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, the Company is accounting for the joint medical affairs, commercialization and non-promotional activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the Company has determined that in the context of the medical affairs, commercialization and non-promotional activities, Otsuka does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, the activities conducted pursuant to the medical affairs, commercialization and non-promotional activities plans will be accounted for as a component of the related expense in the period incurred. During the three months ended March 31, 2021 and 2020, the Company incurred approximately $1.0 million and $0.5 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.5 million and $0.3 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, Otsuka incurred approximately $0.3 million and $0.4 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.2 million is reimbursable by the Company and recorded as an increase to research and development expense during each of the three months ended March 31, 2021 and 2020.
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
Under the terms of the Otsuka International Agreement, the Company received a $73.0 million up-front, non-refundable, non-creditable cash payment. The Company also received a payment of approximately $0.2 million which represents reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan in excess of a specified threshold during the quarter ended March 31, 2017. Commencing in the second quarter of 2017, Otsuka began to contribute, as required by the Otsuka International Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to March 31, 2017 will total roughly $224.5 million or more, depending on the actual current global development plan costs incurred. The costs associated with the performance of any mutually agreed upon development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism as set forth in the Otsuka International Agreement or to be determined by the parties. Otsuka may elect to conduct additional studies of vadadustat in the EU, subject to the Company’s right to delay such studies based on its objectives outside the Otsuka International Territory. Otsuka will pay a percentage of the costs of any such studies, and the Company will pay its portion of the costs in the form of a credit against future amounts due to the Company under the Otsuka International Agreement. The costs incurred related to any other development activities, which are pursued solely for obtaining or maintaining marketing approval in the Otsuka International Territory or otherwise performed solely with respect to the Otsuka International Territory that are incremental to the development activities included in the current global development plan, will be borne in their entirety by Otsuka. Otsuka will pay costs incurred with respect to medical affairs and commercialization activities in the Otsuka International Territory.
In addition, Otsuka would be required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, as of March 31, 2021, the Company is eligible to receive up to $52.0 million in regulatory milestone payments for the first licensed product to achieve the associated event. Moreover, the Company is eligible for up to $525.0 million in commercial milestone payments associated with aggregate sales of all licensed products. Additionally, to the extent vadadustat is commercialized, the Company would be entitled to receive tiered royalty payments ranging from the low double digits to the low thirties based on a percentage of net sales. Royalties are due on a country-by-country basis from the date of the first commercial sale of a licensed product in a country until the latest to occur of: (i) the expiration date in such country of the last to expire valid claim within the intellectual property covering the licensed product, (ii) the date of expiration of data or regulatory exclusivity in such country or (iii) the tenth anniversary of the first commercial sale of such licensed product in such country. Due to the uncertainty of pharmaceutical development and the high historical failure rates associated therewith, no milestone or royalty payments may ever be received from Otsuka. There are no cancellation, termination or refund provisions in the Otsuka International Agreement that contain material financial consequences to the Company.
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
As of March 31, 2021, the transaction price totaling $297.7 million is comprised of: (i) the up-front payment of $73.0 million, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017 of $0.2 million, and (iii) an estimate of the net cost share consideration to be received with respect to amounts incurred by the Company subsequent to March 31, 2017 of $224.5 million. As of March 31, 2021, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.
During the three months ended March 31, 2021 and 2020, the Company recognized revenue totaling approximately $7.0 million and $19.4 million, respectively, with respect to the Otsuka International Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2021, there is approximately $8.6 million of deferred revenue related to the Otsuka International Agreement of which $5.2 million is classified as current and $3.5 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of March 31, 2021, there is approximately $0.4 million in accounts receivable and $0.6 million in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2020, there was approximately $2.3 million in contract liabilities (included in accounts payable) and $0.5 million in prepaid expenses and other current assets in the consolidated balance sheet.
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
Priority Review Voucher Letter Agreement
On February 14, 2020, the Company entered into a letter agreement, or the Letter Agreement, with Vifor Pharma relating to Vifor Pharma’s agreement with a third party to purchase a Priority Review Voucher, or the PRV, issued by the FDA, subject to satisfaction of customary closing conditions, or the PRV Purchase. A PRV entitles the holder to priority review of a New Drug Application, or NDA, or a Biologics License Application for a new drug, which reduces the target FDA review time to six months after official acceptance of the submission, and could lead to expedited approval. Pursuant to the Letter Agreement, Akebia paid Vifor Pharma $10.0 million in connection with the closing of the PRV Purchase. Vifor Pharma is obligated to retain all rights to, and maintain the validity of, the PRV until Akebia and Vifor Pharma (a) enter into a definitive agreement setting forth the financial and other terms by which Vifor Pharma will assign the PRV to Akebia for use with Akebia’s NDA for vadadustat for the treatment of anemia due to CKD in both dialysis-dependent and non-dialysis dependent patients, or (b) make a mutual decision to sell the PRV and share the proceeds based on certain terms. In March of 2021, the Company submitted an NDA for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients. The Company's NDA submission did not include a Priority Review Voucher.
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
The Company recognized royalty payments due to Panion of approximately $2.5 million during each of the three months ended March 31, 2021 and 2020, relating to the Company’s sales of Auryxia in the United States and JT and Torii’s net sales of Riona in Japan, as the Company is required to pay a mid-single digit percentage of net sales of ferric citrate in the Company’s licensed territories to Panion under the terms of the Panion Amended License Agreement.
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
Ferric citrate hydrate is currently approved by the Japanese Ministry of Health, Labour and Welfare for manufacturing and marketing in Japan for the treatment of hyperphosphatemia in adult patients with CKD and for the treatment of adult patients with IDA. Ferric citrate hydrate is being marketed in Japan by Torii, under the brand name Riona. The Company is eligible to receive royalty payments based on a tiered double-digit percentage of net sales of Riona in Japan escalating up to the mid-teens, subject to certain reductions upon expiration or termination of the Amended and Restated License Agreement between Keryx and Panion, by which Keryx in-licensed the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and commercialization of ferric citrate. The Company is entitled to receive up to an additional $55.0 million upon the achievement of certain annual net sales milestones.
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
The Company recognized license revenue of $1.2 million and $1.1 million during the three months ended March 31, 2021 and 2020, respectively, related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.

5.Liability Related to Sale of Future Royalties
On February 25, 2021, the Company entered into the Royalty Agreement with HealthCare Royalty Partners IV, L.P., or HCR, pursuant to which the Company sold to HCR its right to receive royalties and sales milestones for vadadustat in Japan and certain other Asian countries, such countries collectively, the MTPC Territory, and such payments collectively the Royalty Interest Payments, in each case, payable to the Company under the MTPC Agreement, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. After HCR receives Royalty Interest Payments equal to the Annual Cap in a given calendar year, the Company will receive 85% of the Royalty Interest Payments for the remainder of that year. After HCR receives Royalty Interest Payments equal to the Aggregate Cap, or the Company pays the Aggregate Cap to HCR (net of the Royalty Interest Payments already received by HCR), the Royalty Interest Payments will revert back to the Company, and HCR would have no further right to any Royalty Interest Payments. The Company received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement, and the Company is eligible to receive an additional $5.0 million in each year from 2021 through 2023 under the Royalty Agreement if specified annual sales milestones are achieved for vadadustat in the MTPC Territory, subject to the satisfaction of certain customary conditions. The Company retains the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. The Royalty Agreement will terminate on the earlier of the date on which HCR has received (i) the last Royalty Interest Payment or (ii) payment by the Company of an amount equal to the Aggregate Cap minus the aggregate amount of all Royalty Interest Payments actually received by HCR.

Although the Company sold its right to receive royalties and sales milestones for vadadustat in the MTPC Territory as described above, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue. The Company recognized the proceeds received from HCR as a liability that is being amortized using the effective interest method over the life of the arrangement. The Company recorded the net proceeds of $44.8 million as a liability. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future net royalty payments to be made to HCR over the term of the Royalty Agreement. The total threshold of net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. The Company imputes interest on the unamortized portion of the liability using the effective interest method. The annual effective interest rate as of March 31, 2021 was 19.3% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss. Over the course of the Royalty Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in forecasted royalty revenue. There are a number of factors that could materially affect the amount and timing of royalty payments from MTPC, none of which are within the Company's control. On a quarterly basis, the Company reassesses the effective interest rate and adjusts the rate prospectively as needed.

The following table shows the activity within the liability account for the three months ended March 31, 2021:

March 31, 2021
(in thousands)
Liability related to sale of future royalties, net — beginning balance	$—
Proceeds from sale of future royalties, net	44,783
MTPC royalties payable	(20)
Non-cash interest expense recognized	2,162
Liability related to sale of future royalties, net — ending balance	$46,925

The Royalty Agreement requires the Company to take certain actions, including actions with respect to the Royalty Interest Payments, the MTPC Agreement, the MTPC Supply Agreement, and the Company's intellectual property. The Royalty Agreement also contains certain representations and warranties, covenants, indemnification obligations, events of default and other provisions that are customary for a royalty monetization transaction of this nature. In addition, the Company granted HCR a precautionary security interest in connection with the Royalty Interest Payments.

6.Available For Sale Securities

Cash, cash equivalents, and available for sale securities at March 31, 2021 and December 31, 2020 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2021
Cash and cash equivalents	$252,765	$—	$—	$252,765
Available for sale securities:
U.S. government debt securities	$19,996	$3	$—	$19,999
Total available for sale securities	$19,996	$3	$—	$19,999
Total cash, cash equivalents, and available for sale securities	$272,761	$3	$—	$272,764

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2020
Cash and cash equivalents	$228,698	$—	$—	$228,698
Available for sale securities:
U.S. government debt securities	$39,979	$13	$—	$39,992
Total available for sale securities	$39,979	$13	$—	$39,992
Total cash, cash equivalents, and available for sale securities	$268,677	$13	$—	$268,690

The estimated fair value of the Company’s available for sale securities balance at March 31, 2021, by contractual maturity, was as follows (in thousands):

Due in one year or less	$19,999
Due after one year	—
Total available for sale securities	$19,999

There were no realized gains or losses on available for sale securities for the three months ended March 31, 2021 and 2020 and the Company did not recognize any credit losses during the three months ended March 31, 2021 and 2020. Additionally, the Company did not have any available for sale securities that were in an unrealized loss position as of March 31, 2021 and December 31, 2020.

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

Assets measured or disclosed at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2021
Assets:
Cash and cash equivalents	$252,765	$—	$—	$252,765
U.S. government debt securities	—	19,999	—	19,999
	$252,765	$19,999	$—	$272,764
Liabilities:
Derivative liability	$—	$—	$2,500	$2,500
	$—	$—	$2,500	$2,500

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2020
Assets:
Cash and cash equivalents	$228,698	$—	$—	$228,698
U.S. government debt securities	—	39,992	—	39,992
	$228,698	$39,992	$—	$268,690
Liabilities:
Derivative liability	$—	$—	$2,420	$2,420
	$—	$—	$2,420	$2,420

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

The events of default include maintaining, on an annual basis, a minimum liquidity threshold which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. The Company recorded a derivative liability related to the Company’s Loan Agreement with Pharmakon of $2.5 million and $2.4 million as of March 31, 2021 and December 31, 2020, respectively. The Company classified the derivative liability as a non-current liability on the unaudited condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020. The estimated fair value of the derivative liability on both March 31, 2021 and December 31, 2020 was determined using a scenario-based approach and discounted cash flow model that includes principal and interest payments under various scenarios involving clinical development success for vadadustat and various cash flow assumptions. Probabilities surrounding clinical development success were derived using industry benchmarks. Should the Company’s assessment of the probabilities around these scenarios change, including for changes in market conditions, there could be a change to the fair value of the derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2020	$2,420
Change in fair value of derivative liability, recorded as other expense	80
Balance at March 31, 2021	$2,500

The Company had no other assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2021 and December 31, 2020.

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

8.Inventory

The components of inventory are summarized as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Raw materials	$1,621	$2,542
Work in process	64,999	64,076
Finished goods	6,524	19,691
Total inventory	$73,144	$86,309

Long-term inventory, which primarily consists of raw materials and work in process, is included in other assets in the Company’s unaudited condensed consolidated balance sheets.

	March 31, 2021	December 31, 2020
	(in thousands)
Balance Sheet Classification:
Inventory	$44,806	$61,017
Other assets	28,338	25,292
Total inventory	$73,144	$86,309

Inventory amounts written down as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold totaled $5.1 million during the three months ended March 31, 2021, in addition to related step-up charges of $8.7 million during the three months ended March 31, 2021. Inventory write-downs charged to cost of goods sold totaled $0.1 million during the three months ended March 31, 2020. The increase for the three months ended March 31, 2021 was primarily related to inventory reserves related to a previously disclosed manufacturing quality issue related to Auryxia.

If future sales of Auryxia are lower than expected, the Company may be required to write-down the value of such inventories. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of sales in the unaudited condensed consolidated statement of operations.

9.Intangible Assets and Goodwill
Intangible Assets
The following table presents the Company’s intangible assets at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Gross Carrying Value	Accumulated Amortization	Total	Estimated useful life
Acquired intangible assets:
Developed product rights for Auryxia	$213,603	$(78,444)	$135,159	6 years

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	ASC 842 Adjustment	Total	Estimated useful life
Acquired intangible assets:
Developed product rights for Auryxia	$213,603	$(69,433)	—	$144,170	6 years
Favorable lease	545	(5)	(540)	—	N/A
Total	$214,148	$(69,438)	$(540)	$144,170

On December 12, 2018, the Company completed the Merger, whereby it acquired certain definite-lived intangible assets, including the developed product rights for Auryxia and a favorable lease. The Company amortizes its definite-lived intangible assets acquired as part of the Merger using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life. The Company recorded $9.0 million and $9.1 million in amortization expense related to the developed product rights for Auryxia during the three months ended March 31, 2021 and 2020, respectively.

Goodwill
Goodwill was $55.1 million as of March 31, 2021 and December 31, 2020. The Company operates in one operating segment which the Company considers to be the only reporting unit. Goodwill is evaluated for impairment at the reporting unit level on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. There were no impairments of goodwill during the three months ended March 31, 2021 or 2020.

10.Accrued Expenses

Accrued expenses as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Product revenue allowances	$38,786	$38,049
Accrued clinical	32,085	28,986
MTPC - Supply of commercial drug product	12,216	13,887
Otsuka PRV contribution	10,000	10,000
Accrued payroll	6,185	14,402
Lease liability	5,429	5,286
MTPC - Supply of validation drug product	2,247	4,090
Royalties	2,510	2,998
Professional fees	1,374	3,271
Accrued commercial manufacturing	855	514
Accrued severance	448	497
Accrued other	11,754	8,644
Total accrued expenses	$123,889	$130,624

11.Debt

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

The Loan Agreement contains customary representations, warranties, events of default and covenants of the Company and its subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of March 31, 2021 and December 31, 2020, the Company determined that no events of default had occurred.

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

The fair value of the derivative liability related to the Company’s Loan Agreement with Pharmakon was $2.5 million and $2.4 million as of March 31, 2021 and December 31, 2020, respectively. The Company classified the derivative liability as a non-current liability on the unaudited condensed consolidated balance sheet as of March 31, 2021.

During the three months ended March 31, 2021 and 2020, the Company recognized approximately $2.7 million and $2.2 million, respectively, of interest expense related to the Loan Agreement.

12.Warrant

In connection with the Janssen Agreement, in February 2017, the Company issued a warrant to purchase 509,611 shares of the Company’s common stock at an exercise price of $9.81 per share. The warrant was fully vested upon issuance and exercisable in whole or in part, at any time prior to February 9, 2022. The warrant satisfied the equity classification criteria of ASC 815, and is therefore classified as an equity instrument. The fair value at issuance of $3.4 million was calculated using the Black Scholes option pricing model and was charged to research and development expense as it represented consideration for a license for which the underlying intellectual property was deemed to have no alternative future use. As of March 31, 2021, the warrant remains outstanding and expires on February 9, 2022.

13.Stockholders’ Equity
Authorized and Outstanding Capital Stock
On June 5, 2020, the Company filed a Certificate of Amendment to its Ninth Amended and Restated Certificate of Incorporation, or its Charter, to increase the number of authorized shares of common stock from 175,000,000 to 350,000,000. As of March 31, 2021, the authorized capital stock of the Company included 350,000,000 shares of common stock, par value $0.00001 per share, of which 158,520,089 and 148,074,085 shares were issued and outstanding at March 31, 2021 and December 31, 2020, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which no shares were issued and outstanding at March 31, 2021 and December 31, 2020.
At-the-Market Facility
On November 12, 2019, the Company entered into an Amended and Restated Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. for the offer and sale of common stock at the then current market prices in amounts to be determined from time to time. Also, on November 12, 2019, the Company filed a prospectus supplement pursuant to which it was able to offer and sell under the sales agreement up to $75.0 million of its common stock at the then current market prices from time to time. Through December 31, 2019, the Company sold 2,684,392 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $16.8 million. During the three months ended March 31, 2020, the Company sold 7,973,967 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $56.7 million.
On March 12, 2020, the Company filed a prospectus supplement relating to the sales agreement, pursuant to which it was able to offer and sell under the sales agreement up to $65.0 million of its common stock at current market prices from time to time. Through December 31, 2020, the Company sold 3,509,381 shares of common stock under this prospectus supplement with net proceeds (after deducting commissions and other offering expenses) of $10.6 million. During the three months ended March 31, 2021, the Company sold 5,224,278 shares of common stock under this prospectus supplement with net proceeds (after deducting commissions and other offering expenses) of $15.9 million.
On February 25, 2021, the Company filed a prospectus relating to the sales agreement with its new shelf registration statement (which replaced the Company's prior shelf registration statement and sales agreement prospectus supplement), pursuant to which it is able to offer and sell under the sales agreement up to $100.0 million of its common stock at current market prices from time to time. During the three months ended March 31, 2021 and through the date of this Quarterly Report on Form 10-Q, the Company sold 5,019,539 shares of common stock under this prospectus with net proceeds (after deducting commissions and other offering expenses) of $17.1 million.
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

Equity Plans
On February 28, 2014, the Company’s Board of Directors adopted its 2014 Incentive Plan and its 2014 Employee Stock Purchase Plan, or the 2014 ESPP, which were subsequently approved by its shareholders and became effective upon the closing of the Company’s initial public offering on March 25, 2014. The Company’s 2014 Incentive Plan was subsequently amended on December 11, 2018, which amendment did not require shareholder approval. The Company’s 2014 Incentive Plan, as amended, is referred to as the 2014 Plan. The 2014 Plan replaced the Company’s Amended and Restated 2008 Equity Incentive Plan, or the 2008 Plan; however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. On June 6, 2019, the Company’s shareholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or the ESPP. In May 2016, the Company’s Board of Directors approved an inducement award program that was separate from the Company’s equity plans and which, consistent with Nasdaq Listing Rule 5635(c)(4), did not require shareholder approval, or the Inducement Award Program. During the three months ended March 31, 2021, the Company granted 336,000 options to purchase shares of the Company’s common stock to new hires as inducements material to such employees' entering into employment with the Company, of which 336,000 options to purchase Akebia Shares remained outstanding at March 31, 2021.
The 2014 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, RSUs, performance awards and other awards convertible into or otherwise based on shares of the Company’s common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1 of each calendar year, by an amount equal to three percent (3%) of the number of Akebia Shares outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31, or the 2014 Plan Evergreen Provision. The Company’s Board of Directors may act prior to January 1 of any year to provide that there will be no automatic increase in the number of Akebia Shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). On December 12, 2018, in connection with the consummation of the Merger, the Company assumed outstanding and unexercised options to purchase Keryx Shares, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, under the following Keryx equity plans, or the Keryx Equity Plans: the Keryx 1999 Share Option Plan, the Keryx 2004 Long-Term Incentive Plan, the Keryx 2007 Incentive Plan, the Keryx Amended and Restated 2013 Incentive Plan, and the Keryx 2018 Equity Incentive Plan, or the Keryx 2018 Plan. In addition, the number of Keryx Shares available for issuance under the Keryx 2018 Plan, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, may be used for awards granted by the Company under its 2014 Plan, or the Assumed Shares, provided that the Company uses the Assumed Shares for individuals who were not employees or directors of the Company prior to the consummation of the Merger. During the three months ended March 31, 2021, the Company granted 1,797,200 options to purchase Akebia Shares to employees under the 2014 Plan, 336,000 options to purchase Akebia Shares to employees under the Inducement Award Program, 3,199,200 Akebia RSUs to employees under the 2014 Plan, no Akebia PSUs to employees under the 2014 plan, 80,200 options to purchase Akebia Shares to directors under the 2014 Plan, and no Akebia RSUs to directors under the 2014 Plan.
The ESPP provides for the issuance of options to purchase shares of the Company’s common stock to participating employees at a discount to their fair market value. As noted above, the Company’s stockholders approved the ESPP, which amended and restated the Company’s 2014 ESPP, on June 6, 2019. The maximum aggregate number of shares at March 31, 2021 of the Company’s common stock available for future issuance under the ESPP is 5,326,058. Under the ESPP, each offering period is six months, at the end of which employees may purchase shares of the Company’s common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of eighty-five percent (85%) of the closing price of the Company’s common stock at the beginning or end of the offering period.
Shares Reserved for Future Issuance
The Company has reserved for future issuance the following number of shares of common stock:

	March 31, 2021	December 31, 2020
Common stock options and RSUs outstanding (1)	17,892,786	14,108,828
Shares available for issuance under Akebia equity plans (2)	3,708,868	3,468,080
Warrant to purchase common stock	509,611	509,611
Shares available for issuance under the ESPP (3)	5,326,058	5,480,334
Total	27,437,323	23,566,853

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
Stock-Based Compensation
Stock Options
Service-Based Stock Options
On February 26, 2021, as part of the Company’s annual grant of equity, the Company issued 1,797,200 stock options to employees. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. Options granted by the Company vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options generally expire ten years after the date of grant. The Company recorded approximately $2.2 million and $1.6 million of stock-based compensation expense related to stock options during the three months ended March 31, 2021 and 2020, respectively.
Restricted Stock Units
Service-Based Restricted Stock Units
On February 26, 2021, the Company issued 3,180,400 restricted stock units, or RSUs, to employees as part of the Company’s annual equity grant process. The Company occasionally issues RSUs not in connection with the annual grant process to employees when approved by the Compensation Committee. Generally, RSUs granted by the Company vest in one of the following ways: (i) 100% of each RSU grant vests on either the first or the third anniversary of the grant date, (ii) one third of each RSU grant vests on the first, second and third anniversaries of the grant date, subject, in each case, to the individual’s continued service through the applicable vesting date, or (iii) 50% of each RSU grant vests on the first anniversary and 25% of each RSU grant vests every six months after the one year anniversary of the grant date. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized on a straight-line basis over the vesting period. The Company recorded approximately $3.5 million and $3.1 million of stock-based compensation expense related to employee RSUs during the three months ended March 31, 2021 and 2020, respectively.
Performance-Based Restricted Stock Units
The PSUs granted by the Company vest in connection with the achievement of specified commercial and regulatory milestones. The PSUs also feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized over time based on the probability of meeting such commercial and regulatory milestones. The Company recorded approximately $0.1 million of stock-based compensation expense related to employee PSUs during each of the three months ended March 31, 2021 and 2020.
Employee Stock Purchase Plan
The first offering period under the ESPP opened on January 2, 2015. The Company issued 154,276 shares during the three months ended March 31, 2021. The Company recorded approximately $0.2 million of stock-based compensation expense related to the ESPP during each of the three months ended March 31, 2021 and 2020.
Compensation Expense Summary
The Company has classified its stock-based compensation expense related to share-based awards as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Research and development	$1,437	$1,542
Selling, general and administrative	4,555	3,374
Total	$5,992	$4,916

Compensation expense by type of award:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Stock options	$2,227	$1,617
Restricted stock units	3,596	3,142
Employee stock purchase plan	169	157
Total	$5,992	$4,916

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

The term of the Cambridge Lease with respect to the office space expires on September 11, 2026, with one five-year extension option available. The term of the Boston Lease office space expires on February 28, 2023, with an extension option for one additional five-year extension option available. The renewal options in these real estate leases were not included in the calculation of the operating lease assets and operating lease liabilities as the renewal is not reasonably certain. The term of the Cambridge Lease with respect to the lab space expires on January 31, 2025, with an extension option for one additional period through September 11, 2026. The renewal options in this real estate lease was included in the calculation of the operating lease assets and operating lease liabilities as the renewal is reasonably certain. The lease agreements do not contain residual value guarantees. Operating lease costs were $1.7 million for each of the three months ended March 31, 2021 and 2020. Cash paid for amounts included in the measurement of operating lease liabilities was $1.8 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively.

In September 2019, Keryx entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc., or Foundation. The sublease is subject and subordinate to the Boston Lease between Keryx and the landlord. The term of the sublease commenced on October 16, 2019, upon receipt of the required consent from the landlord for the sublease agreement, and expires on February 27, 2023. Foundation is obligated to pay Keryx rent that approximates the rent due from Keryx to its landlord with respect to the Boston Lease. Sublease rental income is recorded to other income. Keryx continues to be obligated for all payment terms pursuant to the Boston Lease, and the Company will guaranty Keryx’s obligations under the sublease. Keryx recorded $0.4 million in sublease rental income from Foundation during each of the three months ended March 31, 2021 and 2020.

The Company has not entered into any material short-term leases or financing leases as of March 31, 2021.

The total security deposit in connection with the Cambridge Lease is $1.6 million as of March 31, 2021. Additionally, the Company recorded $0.4 million for the security deposit under the Boston Lease. Both the Cambridge Lease and the Boston Lease have their security deposits in the form of a letter of credit, all of which are included as restricted cash in other assets in the Company’s unaudited condensed consolidated balance sheets as of March 31, 2021.

As of March 31, 2021, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter are as follows:

	Operating Leases	Lease Payments to be Received from Sublease	Net Operating Lease Payments
	(in thousands)
Remaining 2021	$4,896	$1,349	$3,547
2022	7,322	1,824	5,498
2023	5,947	307	5,640
2024	5,739	—	5,739
2025	5,817	—	5,817
Thereafter	4,104	—	4,104
Total	$33,825	$3,480	$30,345

In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.22% to 6.94%, which were based on the remaining lease term at either the date of adoption of ASC 842 or the effective date of any subsequent lease term extensions. As of March 31, 2021, the remaining lease terms ranged from 1.92 years to 5.45 years. As of March 31, 2021, the following represents the difference between the remaining undiscounted minimum rental commitments under non-cancelable leases and the operating lease liabilities:

Operating Leases
(in thousands) Total
Undiscounted minimum rental commitments	$33,825
Present value adjustment using incremental borrowing rate	(5,179)
Operating lease liabilities	$28,646

Manufacturing Agreements
As a result of the Merger, the Company's contractual obligations include Keryx’s commercial supply agreements with BioVectra Inc., or BioVectra, and Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.

Pursuant to the Manufacture and Supply Agreement with BioVectra and the Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the BioVectra Agreement, the Company agreed to purchase minimum quantities of Auryxia drug substance annually at predetermined prices. On September 4, 2020, the Company and BioVectra entered into an Amended and Restated Product Manufacture and Supply and Facility Construction Agreement, which provided for reduced minimum quantity commitments and revised the predetermined prices. The price per kilogram decreases with an increase in quantity above the predetermined purchase quantity tiers. In addition, the Manufacture and Supply Agreement with BioVectra and the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the Amended BioVectra Agreement, requires the Company to reimburse BioVectra for certain costs in connection with construction of a new facility for the manufacture and supply of Auryxia drug substance. These construction costs are recorded in other assets and amortized into drug substance as inventory is released to the Company from BioVectra. The term of the Manufacture and Supply Agreement with BioVectra expires on December 31, 2022. The term of the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement expires on December 31, 2026, after which it automatically renews for successive one-year terms unless either party gives notice of its intention to terminate within a specified time prior to the end of the then-current term. In addition, the Company and BioVectra each have the ability to terminate these agreements upon the occurrence of certain conditions. As of March 31, 2021, the Company is required to reimburse BioVectra for certain costs in connection with the construction of the new facility and to purchase minimum quantities of Auryxia drug substance annually for a total cost of approximately $91.2 million through the end of the contract term.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, as amended (the most recent amendment having been executed on February 11, 2021), or the Siegfried Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The term of the Siegfried Agreement expires on December 31, 2022, subject to our option to extend the term through December 31, 2023 by providing 12 months’ prior written notice to Siegfried. The Siegfried Agreement provides the Company and Siegfried with certain early termination rights. As of March 31, 2021, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $35.2 million through the year ending December 31, 2022.

As part of purchase accounting, the Company identified executory contracts in the commercial supply agreements between Keryx and its contract manufacturers for Auryxia, which include future firm purchase commitments. These executory contracts were deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. The liability related to the amount of purchase commitments that exceed the current forecast was $46.8 million and $55.8 million as of March 31, 2021 and December 31, 2020, respectively. The $9.0 million reduction in the liability was largely driven by a reduction in purchase commitments due to the most recent amendment to the Siegfried Agreement and was recorded as a non-cash gain to cost of goods sold.

On April 9, 2019, the Company entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement includes the terms and conditions under which Esteve will manufacture vadadustat drug substance for commercial use. Pursuant to the Esteve Agreement, the Company provides rolling forecasts to Esteve on a quarterly basis, or the Esteve Forecast. The Esteve Forecast reflects the Company’s needs for vadadustat drug substance produced by Esteve over a certain number of months, represented as a quantity of vadadustat drug substance per calendar quarter. The parties have agreed to a volume-based pricing structure under the Esteve Agreement. The Esteve Agreement has an initial term of four years, beginning April 9, 2019 and ending April 9, 2023. Pursuant to the Esteve Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from Esteve. As of March 31, 2021, the Company has committed to purchase $44.7 million of vadadustat drug substance from Esteve through the fourth quarter of 2022.

On March 11, 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement. The Patheon Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use. Pursuant to the Patheon Agreement, the Company provides Patheon a long-term forecast on an annual basis, as well as short-term forecasts on a quarterly basis, or the Patheon Forecast. The Patheon Forecast reflects the Company’s needs for commercial supply of vadadustat drug product produced by Patheon, represented as a quantity of drug product per calendar quarter. The parties have agreed to a volume-based pricing structure under the Patheon Agreement. The Patheon Agreement has an initial term beginning March 11, 2020 and ending June 30, 2023. Pursuant to the Patheon Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug product from Patheon. As of March 31, 2021, the Company had a minimum commitment with Patheon for $1.0 million through the third quarter of 2021.

On April 2, 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, or the WuXi STA DS Agreement. The WuXi STA DS Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat drug substance for commercial use. Pursuant to the WuXi STA DS Agreement, the Company provides rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA DS Forecast. The WuXi STA DS Forecast reflects the Company’s needs for vadadustat drug substance produced by WuXi STA over a certain number of quarters. The parties have agreed to a volume-based pricing structure under the WuXi STA DS Agreement. The WuXi STA DS Agreement has an initial term of four years, beginning April 2, 2020 and ending April 2, 2024. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from WuXi STA. As of March 31, 2021, the Company has committed to purchase $44.7 million of vadadustat drug substance from WuXi STA through the first quarter of 2022.

On February 10, 2021, the Company entered into a Supply Agreement with WuXi STA, or the WuXi STA DP Agreement. The WuXi STA DP Agreement includes the terms and conditions under which WuXi STA will manufacture and supply vadadustat drug product for commercial purposes. Pursuant to the WuXi STA DP Agreement, the Company will provide rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA DP Forecast. Each WuXi STA DP Forecast will reflect the quantities of vadadustat drug product that the Company expects to order from WuXi STA over a certain number of months, represented as a quantity of vadadustat drug product per calendar quarter. Pursuant to the WuXi STA DP Agreement, the Company has agreed to purchase a certain percentage of global demand for vadadustat drug product from WuXi STA. The parties have agreed to a volume-based pricing structure under the WuXi STA DP Agreement. The vadadustat drug product price will remain fixed for the first 12 months and thereafter shall be annually reviewed by the Company and WuXi STA. The Company will also reimburse WuXi STA for certain reasonable expenses. The WuXi STA DP Agreement has an initial term of four years, beginning February 10, 2021 and ending February 10, 2025. The WuXi STA DP Agreement may be renewed or extended by mutual agreement of the Company and WuXi STA with at least 18 months’ prior written notice. The WuXi STA DP Agreement allows the Company to terminate the agreement on 180 calendar days’ prior written notice to WuXi STA for any reason. In addition, each party has the ability to terminate the WuXi STA DP Agreement upon the occurrence of certain conditions.

Other Third Party Contracts
Under the Company’s agreement with IQVIA to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of March 31, 2021 were approximately $8.3 million, of which Otsuka reimburses a significant portion back to the Company. Substantive performance for the committed work with IQVIA was completed in 2020 and close out activities will be performed throughout 2021. The Company also contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $192.3 million at March 31, 2021. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

Litigation and Related Matters
From time to time, the Company may become subject to legal proceedings and claims which arise in the ordinary course of its business. Consistent with ASC 450, Contingencies, the Company’s policy is to record a liability if a loss in a significant legal dispute is considered probable and an amount can be reasonably estimated. The Company provides disclosure when a loss in excess of any reserve is reasonably possible, and if estimable, the Company discloses the potential loss or range of possible loss. Significant judgment is required to assess the likelihood of various potential outcomes and the quantification of loss in those scenarios. The Company’s estimates change as litigation progresses and new information comes to light. Changes in Company estimates could have a material impact on the Company’s results and financial position. As of March 31, 2021, the Company does not have any significant legal disputes that require a loss liability to be recorded. The Company continually monitors the need for a loss liability for litigation and related matters.

15.Net Loss per Share

For purposes of the diluted net loss per share calculation, preferred stock, stock options, warrants, restricted stock and RSUs are considered to be common stock equivalents and have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented in the unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss. The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	As of March 31,
	2021	2020
Warrant	509,611	509,611
Outstanding stock options	11,369,546	9,371,675
Unvested restricted stock units	6,523,240	6,735,970
Total	18,402,397	16,617,256

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission on February 25, 2021, or the 2020 Annual Report on Form 10-K, including the audited consolidated financial statements and related notes therein. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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

We completed the global Phase 3 clinical development program for vadadustat in 2020, which included two separate programs, INNO2VATE and PRO2TECT. INNO2VATE evaluated vadadustat for the treatment of anemia due to CKD in adult patients on dialysis, or DD-CKD, and PRO2TECT evaluated vadadustat for the treatment of anemia due to CKD in adult patients not on dialysis, or NDD-CKD.

In May of 2020, we announced positive top-line results from our Phase 3 INNO2VATE program that showed vadadustat was non-inferior to darbepoetin alfa, an injectable erythropoiesis-stimulating agent, or ESA, with respect to hematological efficacy (change in hemoglobin concentration) and cardiovascular safety (assessed in a time to the first occurrence of a major adverse cardiovascular event (MACE) analysis, which is the composite of all-cause mortality, nonfatal myocardial infarction, or a nonfatal stroke) in treating anemia due to CKD in DD-CKD adult patients. In addition to meeting the primary endpoints of the INNO2VATE program, vadadustat met the key secondary hematological efficacy endpoint in each of the two studies in the program and also met the program's key secondary safety endpoints. The results of the INNO2VATE program were presented at American Society of Nephrology, or ASN, in October of 2020 and published in the New England Journal of Medicine in April of 2021.

In September of 2020, we announced top-line results from our Phase 3 PRO2TECT program that showed vadadustat was non-inferior to darbepoetin alfa with respect to hematological efficacy in treating anemia due to CKD in NDD-CKD adult patients. While the PRO2TECT data showed that vadadustat achieved both the primary and key secondary hematological efficacy endpoints, it did not meet the program's primary cardiovascular safety (MACE) endpoint. These cardiovascular outcomes contrast with those reported within the INNO2VATE program, which evaluated vadadustat for the treatment of anemia due to CKD in DD-CKD adult patients. The results of the PRO2TECT program were presented at ASN in October of 2020 and published in the New England Journal of Medicine in April of 2021. Simultaneous with the PRO2TECT ASN presentation, we presented additional analyses, conducted by Akebia, of data from the PRO2TECT program that revealed that the greater number of MACE events observed among vadadustat patients as compared to the active comparator was primarily related to an excess of non-cardiovascular death and death-of-unknown-cause in regions outside of the United States where significant differences in treatment patterns for NDD-CKD patients were observed.

We submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for vadadustat in March of 2021 for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients. Our NDA submission did not include a Priority Review Voucher. Based on standard FDA review timelines, the FDA has a 60-day period to determine whether the NDA is complete and acceptable for review. If the FDA determines that the NDA is complete and acceptable for review, we expect to have frequent communications with the FDA with respect to the NDA, including attending meetings, responding to information requests, and engaging in labeling negotiations, among other things. We plan to provide updates, if and as appropriate, on these communications through our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K filed with the SEC.

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

In addition to anemia due to CKD, we believe that vadadustat has the potential to treat other serious or life-threatening conditions, including preventing and lessening the severity of acute respiratory distress syndrome, or ARDS, a complication of severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), or COVID-19, infection. More specifically, in July of 2020, we announced an investigator-sponsored clinical study by The University of Texas Health Science Center at Houston, or UTHealth, in Houston, Texas, evaluating the use of vadadustat as a potential therapy to prevent and lessen the severity of ARDS in up to 400 adult patients who have been hospitalized due to COVID-19. Within this randomized, double-blind, placebo-controlled study, patients will be dosed with vadadustat or a placebo starting within 24 hours of hospital admission and continuing for up to 14 days. This study is being conducted under an FDA Investigational New Drug application, or IND, with UTHealth as the study sponsor and is currently enrolling patients. In January of 2021, UTHealth announced that it had been awarded $5.1 million in funding from the U.S. Department of Defense, or DOD, to expand this clinical trial at its facilities.
.
•Auryxia® (ferric citrate) is approved and marketed in the United States for two indications: (1) the control of serum phosphorus levels in adult patients with DD-CKD, or the Hyperphosphatemia Indication, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with NDD-CKD, or the IDA Indication. Ferric citrate is also approved and marketed in Japan as an oral treatment for IDA in adult patients and the improvement of hyperphosphatemia in adult patients with CKD, including DD-CKD and NDD-CKD, under the trade name Riona (ferric citrate hydrate). Auryxia is our only product approved for sale in the United States and it generated approximately $30.4 million and $29.2 million in revenue from U.S. product sales during the three months ended March 31, 2021 and 2020, respectively.

We plan to commercialize vadadustat, subject to FDA approval, in the United States with our well-established, nephrology-focused commercial organization, while leveraging our collaboration with Otsuka and its U.S. nephrology commercial organization. We granted Otsuka exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. We granted MTPC exclusive rights to commercialize vadadustat in Japan, where MTPC commenced commercial sales of vadadustat under the trade name, VafseoTM, in August 2020, and in certain other countries in Asia, subject to marketing approvals. In addition, we granted Vifor (International) Ltd., or Vifor Pharma, an exclusive license to sell vadadustat to Fresenius Kidney Care Group LLC, or FKC, an affiliate of Fresenius Medical Care North America, or FMCNA, and to certain third party dialysis organizations approved by us, or Third Party Dialysis Organizations, which combined manage up to approximately 60% of the dialysis patients in the United States, which would be effective upon FDA approval of vadadustat, the earlier of vadadustat’s reimbursement under a bundled reimbursement model or using the Transitional Drug Add-On Payment Adjustment, or the TDAPA, and a milestone payment by Vifor Pharma. During the term of the license agreement, Vifor Pharma is not permitted to sell any HIF product that competes with vadadustat in the United States to FKC or its affiliates or to any Third Party Dialysis Organization, and we may not directly supply vadadustat to FKC or any other affiliate of FMCNA or any Third Party Dialysis Organization.

Operating Overview
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $69.6 million and $60.7 million for the three months ended March 31, 2021 and 2020, respectively. Substantially all of our net losses resulted from costs incurred in connection with the continued commercialization of Auryxia and development efforts relating to vadadustat, including preparing for and conducting clinical studies of vadadustat, providing general and administrative support for these operations and protecting our intellectual property.

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

From inception through March 31, 2021, we raised approximately $734.1 million of net proceeds from the sale of equity, including $519.8 million from various underwritten public offerings, $164.3 million from at-the-market offerings, or ATM offerings, pursuant to sales agreements with Cantor Fitzgerald & Co., and $50.0 million from the sale of 3,571,429 shares of common stock to Vifor Pharma. During the quarter ended March 31, 2021 and through the date of this Quarterly Report on Form 10-Q, we raised $33.0 million of net proceeds from ATM offerings. At inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to an aggregate of approximately $573.0 million or more in cost-share funding, which we generally continue to receive on a quarterly prepaid basis, and license payments. Of these commitments, we received approximately $272.0 million at the onset of the collaboration agreements. On November 11, 2019, we entered into a loan agreement, or the Loan Agreement, with funds managed by Pharmakon Advisors LP, or Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. As of March 31, 2021, we had drawn down the full amount $100.0 million made available to us under the Loan Agreement. In addition, on February 25, 2021, we received an upfront payment of $44.8 million (net of certain transaction expenses) in connection with our sale to HealthCare Royalty Partners IV, L.P., or HCR, of the right to receive all royalties and sales milestones payable to us under our collaboration agreement with MTPC, or the MTPC Agreement, subject to certain caps and other terms and conditions described elsewhere in this Quarterly Report.

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

We believe our revenue growth was negatively impacted in the first quarter of 2021 primarily as the kidney patient populations that we serve continue to experience both higher hospitalization and mortality rates due to COVID-19. While we are unable to quantify the impact of the COVID-19 pandemic on future revenues and revenue growth, COVID-19 continues to adversely and disproportionately impact our patient population; therefore, we expect COVID-19 to continue to have a negative impact on our revenue growth for the foreseeable future.

The majority of our office-based employees have been working from home since March 2020. In addition, several healthcare facilities have restricted access for non-patients, including the members of our sales force. For example, DaVita, Inc., or DaVita, and Fresenius Medical Care, or Fresenius, which account for a vast majority of the dialysis population in the United States, have restricted access to their clinics. As a result, we continue to primarily engage with healthcare providers and other customers virtually, where possible. Given this uncertain environment and the disproportionate impact of the COVID-19 pandemic on CKD patients, we are actively monitoring the demand for Auryxia, including the potential for further declines or changes in prescription trends and customer orders.

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

We expect our revenue to continue to be generated primarily from our collaborations with Otsuka and MTPC and any other collaborations into which we may enter, as well as commercial sales of Auryxia in the United States, and royalty revenue from Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, based on net sales of Riona in Japan.

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

As a result of the Merger and the application of purchase accounting, costs of goods sold also includes both amortization expense and, if applicable, impairment charges associated with the fair value of the developed product rights for Auryxia as well as expense associated with the fair value inventory step-up. The fair value of the developed product rights for Auryxia is being amortized over its estimated useful life, which as of March 31, 2021 is estimated to be six years. The fair value inventory step-up is expected to be incurred over approximately three years from the date of the Merger.

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

From inception through March 31, 2021, we have incurred $1.3 billion in research and development expenses. We expect to have significant research and development expenditures for the foreseeable future as we continue the development of Auryxia and vadadustat.

Our direct research and development expenses consist principally of external costs, such as fees paid to clinical trial sites, consultants, central laboratories and CROs in connection with our clinical studies, and drug substance and drug product manufacturing for clinical studies.

In 2020, we completed our global Phase 3 clinical program for vadadustat to which the majority of our research and development costs have been attributable. A significant portion of our research and development costs have been external costs, which we track on a program-by-program basis. These external costs include fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials. Our internal research and development costs are primarily personnel-related costs, depreciation and other indirect costs. We do not track our internal research and development expenses on a program-by-program basis as they are deployed across multiple projects under development.

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Vadadustat external costs	$16,803	$58,347
External costs for other programs	6,442	3,233
Total external research and development expenses	23,245	61,580

Headcount, consulting, facilities and other	17,366	19,651
Total research and development expenses	$40,611	$81,231

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

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended		Increase
	March 31, 2021	March 31, 2020	(Decrease)
	(In Thousands)
Revenues:
Product revenue, net	$30,408	$29,209	$1,199
License, collaboration and other revenue	21,896	59,269	(37,373)
Total revenues	52,304	88,478	(36,174)
Cost of goods sold:
Product	25,595	18,613	6,982
Amortization of intangibles	9,011	9,100	(89)
Total cost of goods sold	34,606	27,713	6,893
Operating expenses:
Research and development	40,611	81,231	(40,620)
Selling, general and administrative	41,328	37,983	3,345
License expense	695	676	19
Total operating expenses	82,634	119,890	(37,256)
Operating loss	(64,936)	(59,125)	(5,811)
Other expense, net	(4,644)	(1,622)	(3,022)
Net loss	$(69,580)	$(60,747)	$(8,833)

Product Revenue, Net. Net product revenue is derived from sales of our only commercial product in the United States, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $30.4 million for the three months ended March 31, 2021, compared to net product revenue of $29.2 million for the three months ended March 31, 2020. The increase was primarily due to an increase in units sold, partially offset by the negative impact from COVID-19. We believe our revenue growth continues to be negatively impacted primarily as the kidney patient populations that we serve continue to experience both higher hospitalization and mortality rates due to COVID-19.

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

License, Collaboration and Other Revenue. License, collaboration and other revenue was $21.9 million for the three months ended March 31, 2021 compared to $59.3 million for the three months ended March 31, 2020. We recognized $20.7 million in collaboration revenue for the three months ended March 31, 2021 from our cost sharing arrangement under the Otsuka collaboration agreement for the United States, or the Otsuka U.S. Agreement, and the Otsuka collaboration agreement for certain territories outside the United States, or the Otsuka International Agreement, and royalty revenue under our collaboration agreement with MTPC, or the MTPC Agreement. We recognized $57.9 million in collaboration revenue for the three months ended March 31, 2020 from our cost sharing arrangement under the Otsuka U.S. Agreement and the Otsuka International Agreement. The $37.2 million decline in collaboration revenue was driven by lower payments recognized under both the Otsuka U.S. Agreement and Otsuka International Agreement as we completed our global Phase 3 clinical development program for vadadustat in 2020 and are currently engaged in close-out activities with respect to the program. We expect our Otsuka collaboration revenue to continue to decrease in the near term for that reason.

Cost of Goods Sold - Product. Cost of goods sold of $25.6 million for the three months ended March 31, 2021 consisted of costs associated with the manufacturing of Auryxia, $21.6 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting, and $5.1 million related to inventory reserves associated with a previously disclosed manufacturing quality issue related to Auryxia, partially offset by an $8.9 million non-cash gain related to a reduction to the liability for excess purchase commitments primarily as a result of modifications to certain of our supply agreements.

Cost of goods sold of $18.6 million for the three months ended March 31, 2020 consisted primarily of costs associated with the manufacturing of Auryxia and $11.2 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting.

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia. During the three months ended March 31, 2021, this intangible asset was being amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of intangibles during the three months ended March 31, 2021 and 2020 was $9.0 million and $9.1 million, respectively.

Research and Development Expenses. Research and development expenses were $40.6 million for the three months ended March 31, 2021, compared to $81.2 million for the three months ended March 31, 2020, a decrease of $40.6 million. The decrease was primarily due to the following:

(in millions)
Vadadustat development expenses	$(41.5)
Headcount, consulting and facilities	(2.3)
Other research and development	3.2
Total net decrease	$(40.6)

The decrease in the costs related to the development of vadadustat is primarily attributable to a decrease in external costs related to our global Phase 3 program (INNO2VATE and PRO2TECT), for which we reported top-line data in the second and third quarters of 2020, respectively. Although we expect our research and development expenses to continue to decrease in the near term compared to the full year 2020 as we completed our global Phase 3 clinical development program for vadadustat in 2020, we will continue to incur significant research and development expenses in future periods in support of our overall development program for vadadustat and ongoing or planned studies with respect to Auryxia, vadadustat and development of other potential product candidates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $41.3 million for the three months ended March 31, 2021, compared to $38.0 million for the three months ended March 31, 2020. The increase of $3.3 million was primarily due to higher promotional expenses. In 2021, we expect our selling, general and administrative expenses for our ongoing commercialization of Auryxia and for support of our ongoing research and development and potential commercialization of vadadustat and other product candidates to continue to increase modestly from 2020.

License Expenses. License expense related to royalties due to Panion relating to sales of Riona in Japan were $0.7 million for each of the three months ended March 31, 2021 and 2020.

Other Expense, Net. Other expense, net, was $4.6 million for the three months ended March 31, 2021 compared to $1.6 million for the three months ended March 31, 2020. Other expense, net, for the three months ended March 31, 2021 was primarily due to interest expense associated with our Term Loans and non-cash interest expense on the liability related to the sale of our right to receive royalties and sales milestones from MTPC as further described in Note 5 to our condensed consolidated financial statements in Part I, Item 1. Financial Statements (unaudited). Other expense, net, for the three months ended March 31, 2020 was primarily due to interest expense associated with our Term Loans.

Liquidity and Capital Resources
We have funded our operations principally through sales of our common stock, payments received from our collaboration partners, and following the Merger, product sales, debt and a royalty transaction. As of March 31, 2021, we had cash and cash equivalents and available for sale securities of approximately $272.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities stated at fair value, are also available as a source of liquidity. At the inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to an aggregate of approximately $573.0 million or more in cost-share funding, of which we received approximately $272.0 million at the onset of the collaborations, and the remainder of which we generally continue to receive on a quarterly prepaid basis, and through license payments.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(70,746)	$(89,589)
Investing activities	19,941	245
Financing activities	74,477	57,348
Net (decrease) increase in cash, cash equivalents, and restricted cash	$23,672	$(31,996)

Operating Activities. Net cash used in operating activities of $70.7 million for the three months ended March 31, 2021 was largely driven by payroll-related expenses, rebate payments and payments for inventory. These payments were partially offset by adjustments for non-cash items, including fair value step-up of inventory sold or written off of $21.6 million, amortization of intangibles of $9.0 million, stock-based compensation expense of $6.0 million, write-downs of inventory of $5.1 million, and non-cash interest expense related to sale of future royalties of $2.2 million, partially offset by an $8.9 million non-cash gain primarily related to a reduction to the liability for excess purchase commitments.

Net cash used in operating activities of $89.6 million for the three months ended March 31, 2020 was largely driven by timing of payments on our Phase 3 development program for vadadustat and payments for inventory. These payments were partially offset by adjustments for non-cash items, including the fair value step-up of inventory sold or written off of $11.2 million, amortization of intangibles of $9.1 million, and stock-based compensation expense of $4.9 million.

Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2021 was $19.9 million and was comprised of proceeds from the sale of available for sale securities of $20.0 million, partially offset by immaterial purchases of equipment.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2021 was $74.5 million and consisted of net proceeds from the sale of future royalties of $44.8 million, net proceeds from the public issuance of common stock in connection with our ATM sales agreement of $29.3 million, and proceeds from the sale of stock under our employee stock purchase plan.

Operating Capital Requirements
We have one product, Auryxia, approved for commercial sale in the United States, but have not generated, and may not generate, enough product revenue from the sale of Auryxia to realize net profits from product sales. We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of March 31, 2021, we had an accumulated deficit of $1.2 billion. We anticipate that we will continue to incur losses for the foreseeable future, and we expect to continue to incur additional research and development and selling, general and administrative expenses for our ongoing research and development and potential commercialization of vadadustat and our ongoing development and commercialization of Auryxia. We expect our cash resources to fund our current operating plan beyond the expected U.S. launch of our product candidate, vadadustat, assuming timely regulatory approval and the receipt of associated regulatory milestones. Although we believe we have the cash resources to fund our operating plan beyond the expected the expected U.S. launch of vadadustat, as noted above, we expect to continue to incur significant costs and we anticipate that we will need to obtain substantial additional funding in connection with our operating plan beyond that period. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our regulatory milestones may not be achieved, we may not receive the anticipated funding from our collaboration partners, and we may not secure other sources of financing. The period over which our cash runway extends is also dependent on the execution of our commercial plan, which is dependent on the overall market, the competitive environment, and the execution of reimbursement strategies.

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

The Loan Agreement contains customary representations, warranties, events of default and covenants of ours and our subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of March 31, 2021, we determined that no events of default had occurred.

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

Liability Related to Sale of Future Royalties
On February 25, 2021, we entered into the Royalty Agreement with HealthCare Royalty Partners IV, L.P., or HCR, pursuant to which we sold to HCR our right to receive royalties and sales milestones for vadadustat in the MTPC Territory, such payments collectively the Royalty Interest Payments, in each case, payable to us under the MTPC Agreement, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. After HCR receives Royalty Interest Payments equal to the Annual Cap in a given calendar year, we will receive 85% of the Royalty Interest Payments for the remainder of that year. After HCR receives Royalty Interest Payments equal to the Aggregate Cap, or we pay the Aggregate Cap to HCR (net of the Royalty Interest Payments already received by HCR), the Royalty Interest Payments will revert back to us, and HCR would have no further right to any Royalty Interest Payments. We received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement, and we are eligible to receive an additional $5.0 million in each year from 2021 through 2023 under the Royalty Agreement if specified annual sales milestones are achieved for vadadustat in the MTPC Territory, subject to the satisfaction of certain customary conditions. We retain the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. The Royalty Agreement will terminate on the earlier of the date on which HCR has received (i) the last Royalty Interest Payment or (ii) payment by us of an amount equal to the Aggregate Cap minus the aggregate amount of all Royalty Interest Payments actually received by HCR.

Although we sold our right to receive royalties and sales milestones for vadadustat in the MTPC Territory as described above, as a result of our ongoing involvement in the cash flows related to these royalties, we will continue to account for these royalties as revenue. We recognized the proceeds received from HCR as a liability that is being amortized using the effective interest method over the life of the arrangement. We recorded the net proceeds of $44.8 million as a liability. In order to determine the amortization of the liability, we are required to estimate the total amount of future net royalty payments to be made to HCR over the term of the Royalty Agreement. The total threshold of net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. We impute interest on the unamortized portion of the liability using the effective interest method. The annual effective interest rate as of March 31, 2021 was 19.3% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss. Over the course of the Royalty Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in forecasted royalty revenue. There are a number of factors that could materially affect the amount and timing of royalty payments from MTPC, none of which are within our control. On a quarterly basis, we reassess the effective interest rate and adjust the rate prospectively as needed.

Manufacturing Agreements
As a result of the Merger, our contractual obligations include Keryx’s commercial supply agreements with BioVectra Inc., or BioVectra, and Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.

Pursuant to the Manufacture and Supply Agreement with BioVectra and the Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the BioVectra Agreement, we agreed to purchase minimum quantities of Auryxia drug substance annually at predetermined prices. On September 4, 2020, we and BioVectra entered into an Amended and Restated Product Manufacture and Supply and Facility Construction Agreement, which provided for reduced minimum quantity commitments and revised the predetermined prices. The price per kilogram decreases with an increase in quantity above the predetermined purchase quantity tiers. In addition, the Manufacture and Supply Agreement with BioVectra and the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the Amended BioVectra Agreement, requires us to reimburse BioVectra for certain costs in connection with construction of a new facility for the manufacture and supply of Auryxia drug substance. These construction costs are recorded in other assets and amortized into drug substance as inventory is released to us from BioVectra. The term of the Manufacture and Supply Agreement with BioVectra expires on December 31, 2022. The term of the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement expires on December 31, 2026, after which, it automatically renews for successive one-year terms unless either party gives notice of its intention to terminate within a specified time prior to the end of the then-current term. In addition, we and BioVectra each have the ability to terminate these agreements upon the occurrence of certain conditions. As of March 31, 2021, we are required to reimburse BioVectra for certain costs in connection with the construction of the new facility and to purchase minimum quantities of Auryxia drug substance annually for a total cost of approximately $91.2 million through the end of the contract term.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, as amended (the most recent amendment having been executed on February 11, 2021), or the Siegfried Agreement, we have agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The term of the Siegfried Agreement expires on December 31, 2022, subject to our option to extend the term through December 31, 2023 by providing 12 months’ prior written notice to Siegfried. The Siegfried Agreement provides us and Siegfried with certain early termination rights. As of March 31, 2021, we are required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $35.2 million through the year ending December 31, 2022.

As part of purchase accounting, we identified executory contracts in the commercial supply agreements between Keryx and its contract manufacturers for Auryxia, which include future firm purchase commitments. These executory contracts were deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. The liability related to the amount of purchase commitments that exceed the current forecast was $46.8 million and $55.8 million as of March 31, 2021 and December 31, 2020, respectively. The $9.0 million reduction in the liability was largely driven by a reduction in purchase commitments due to the most recent amendment to the Siegfried Agreement and was recorded as a non-cash gain to cost of goods sold.

On April 9, 2019, we entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement includes the terms and conditions under which Esteve will manufacture vadadustat drug substance for commercial use. Pursuant to the Esteve Agreement, we provide rolling forecasts to Esteve on a quarterly basis, or the Esteve Forecast. The Esteve Forecast reflects our needs for vadadustat drug substance produced by Esteve over a certain number of months, represented as a quantity of vadadustat drug substance per calendar quarter. The parties have agreed to a volume-based pricing structure under the Esteve Agreement. The Esteve Agreement has an initial term of four years, beginning April 9, 2019 and ending April 9, 2023. Pursuant to the Esteve Agreement, we have agreed to purchase a certain percentage of the global demand for vadadustat drug substance from Esteve. As of March 31, 2021, we have committed to purchase $44.7 million of vadadustat drug substance from Esteve through the fourth quarter of 2022.

On March 11, 2020, we entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement. The Patheon Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use. Pursuant to the Patheon Agreement, we provide Patheon a long-term forecast on an annual basis, as well as short-term forecasts on a quarterly basis, or the Patheon Forecast. The Patheon Forecast reflects our needs for commercial supply of vadadustat drug product produced by Patheon, represented as a quantity of drug product per calendar quarter. The parties have agreed to a volume-based pricing structure under the Patheon Agreement. The Patheon Agreement has an initial term beginning March 11, 2020 and ending June 30, 2023. Pursuant to the Patheon Agreement, we have agreed to purchase a certain percentage of the global demand for vadadustat drug product from Patheon. As of March 31, 2021, we had a minimum commitment with Patheon for $1.0 million through the third quarter of 2021.

On April 2, 2020, we entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, or the WuXi STA DS Agreement. The WuXi STA DS Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat drug substance for commercial use. Pursuant to the WuXi STA DS Agreement, we provide rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA DS Forecast. The WuXi STA DS Forecast reflects our needs for vadadustat drug substance produced by WuXi STA over a certain number of quarters. The parties have agreed to a volume-based pricing structure under the WuXi STA DS Agreement. The WuXi STA DS Agreement has an initial term of four years, beginning April 2, 2020 and ending April 2, 2024. Pursuant to the WuXi STA DS Agreement, we have agreed to purchase a certain percentage of the global demand for vadadustat drug substance from WuXi STA. As of March 31, 2021, we have committed to purchase $44.7 million of vadadustat drug substance from WuXi STA through the first quarter of 2022.

On February 10, 2021, we entered into a Supply Agreement with WuXi STA, or the WuXi STA DP Agreement. The WuXi STA DP Agreement includes the terms and conditions under which WuXi STA will manufacture and supply vadadustat drug product for commercial purposes. Pursuant to the WuXi STA DP Agreement, we will provide rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA DP Forecast. Each WuXi STA DP Forecast will reflect the quantities of vadadustat drug product that we expect to order from WuXi STA over a certain number of months, represented as a quantity of vadadustat drug product per calendar quarter. Pursuant to the WuXi STA DP Agreement, we have agreed to purchase a certain percentage of global demand for vadadustat drug product from WuXi STA. The parties have agreed to a volume-based pricing structure under the WuXi STA DP Agreement. The vadadustat drug product price will remain fixed for the first 12 months and thereafter shall be annually reviewed by us and WuXi STA. We will also reimburse WuXi STA for certain reasonable expenses. The WuXi STA DP Agreement has an initial term of four years, beginning February 10, 2021 and ending February 10, 2025. The WuXi STA DP Agreement may be renewed or extended by mutual agreement of us and WuXi STA with at least 18 months’ prior written notice. The WuXi STA DP Agreement allows us to terminate the agreement on 180 calendar days’ prior written notice to WuXi STA for any reason. In addition, each party has the ability to terminate the WuXi STA DP Agreement upon the occurrence of certain conditions.

Other Third Party Contracts

Under our agreement with IQVIA to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of March 31, 2021 were approximately $8.3 million, of which Otsuka reimburses a significant portion back to us. Substantive performance for the committed work with IQVIA was completed in 2020 and close out activities will be performed throughout 2021. We also contract with various other organizations to conduct research and development activities with remaining contract costs to us of approximately $192.3 million as of March 31, 2021. The scope of the services under these research and development contracts can be modified and the contracts cancelled by us upon written notice, and therefore not included in the table of contractual obligations and commitments. In some instances, the contracts may be cancelled by the third party upon written notice.

Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

During the three months ended March 31, 2021, we had the following material change to our critical accounting policies as reported in our Annual Report on Form 10-K:

Liability Related to Sale of Future Royalties
We treat the liability related to sale of future royalties (see Note 5 to our condensed consolidated financial statements in Part I, Item 1. Financial Statements (unaudited)) as a debt financing, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability related to sale of future royalties and the debt amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. We will periodically assess the expected royalty payments. To the extent our estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. Non-cash royalty revenue is reflected as royalty revenue within license, collaboration and other revenue, and non-cash amortization of debt is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss in Part I, Item 1. Financial Statements (unaudited).

There were no other material changes to our critical accounting policies as reported in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents and available for sale securities of $272.8 million and $268.7 million, respectively, consisting primarily of money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Interest rate sensitivity is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

In addition, we are exposed to market risk related to exchange rates. A substantial portion of our revenues for the three months ended March 31, 2021 was received in U.S. dollars, including revenues we receive from royalty payments converted to U.S. dollars based on the net sales of Riona and VafseoTM in Japanese yen. Our exchange rate risk arises from such foreign currency net sales. As a result, we are exposed to movements in the exchange rates of the Japanese yen against the U.S. dollar.

For the royalty payments we received based on net sales of Riona and Vafseo in Japan for the three months ended March 31, 2021 a 5.0% appreciation or depreciation of the Japanese yen against the U.S. dollar would have increased or decreased, respectively, our revenues in the three months ended March 31, 2021 by approximately $0.1 million.

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

As of March 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our management concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective because our internal controls over financial reporting were not adequate due to the material weakness described below.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2020, our internal control activities over financial reporting as of December 31, 2020 was not effective due to the following material weakness: the Company did not design and maintain effective controls over the completeness, accuracy and presentation and disclosure of inventory. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we did not maintain effective controls related to (i) the review of inventory reconciliations, (ii) the validation of the inventory costing and (iii) the periodic assessment of excess and obsolete inventory related reserves. Management has taken actions to remediate the deficiencies in its internal control over financial reporting and implemented additional processes and controls designed to address the underlying causes associated with the material weakness. Management is committed to finalizing the remediation of the material weakness during 2021.

As management continues to evaluate and work to improve its internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness described above will continue to exist. As such, management has concluded that the material weakness cannot be considered remediated as of March 31, 2021.

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2021, we implemented certain internal controls in connection with our remediation efforts described above. There have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Europe
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

Canada
On May 21, 2018, we filed a Statement of Claim in Canadian Federal Court to challenge the validity of three of FibroGen’s HIF-related patents in Canada: CA 2467689, CA 2468083, and CA 2526496. On June 25, 2020, the parties agreed to dismiss the CA 2467689 patent from the lawsuit. On February 16, 2021, the parties agreed to dismiss the lawsuit in its entirety.

Japan
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

United Kingdom
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

United States
On March 29, 2021, we and our collaboration partner Otsuka America Pharmaceutical, Inc. filed a lawsuit against FibroGen and AstraZeneca AB in the United States District Court for the District of Delaware to seek a declaratory judgment of non-infringement and invalidity of FibroGen’s twelve HIF-related patents in the United States: U.S. Patent Nos. 8,318,703, 8,466,172, 8,614,204, 9,920,011, 8,629,131, 8,604,012, 8,609,646, 8,604,013, 10,626,090, 10,894,774, 10,882,827, and 10,927,081. The defendants' response to the complaint is due June 4, 2021.

Legal Proceedings Relating to Auryxia
ANDA Litigation

On October 31, 2018, November 6, 2018, December 24, 2018 and February 4, 2019, Keryx received Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the U.S. Food and Drug Administration, or FDA, by Lupin Atlantis Holdings SA, or Lupin, Teva Pharmaceuticals USA, Inc., or Teva, Chemo Research S.L., or Chemo, and Mylan Pharmaceuticals Inc., or Mylan, respectively, requesting approval for generic versions of Auryxia tablets (210 mg ferric iron per tablet). On December 13, 2018, Keryx and its licensors, Panion & BF Biotech, Inc., or Panion, and Chen Hsing Hsu, M.D., filed a complaint for patent infringement against Lupin and Lupin Ltd., or the Lupin Defendants, in the United States District Court for the District of Delaware, or the Delaware District Court, arising from Lupin’s ANDA filing with the FDA. On December 19, 2018, Keryx and Panion filed a complaint for patent infringement against Teva and Teva Pharmaceutical Industries Limited, or the Teva Defendants, in the Delaware District Court arising from Teva’s ANDA filing with the FDA. On February 1, 2019, Keryx, Panion and Dr. Hsu filed a complaint for patent infringement against Chemo and Insud Pharma S.A., or the Chemo Defendants, in the Delaware District Court arising from Chemo’s ANDA filing with the FDA. On March 15, 2019, Keryx, Panion and Dr. Hsu filed a complaint for patent infringement against Mylan in the United States District Court for the Northern District of West Virginia arising from Mylan’s ANDA filing with the FDA. On April 18, 2019, Keryx, Panion and Dr. Hsu filed a motion with the Judicial Panel on Multidistrict Litigation seeking to consolidate these four cases in the Delaware District Court for pretrial proceedings.

On March 29, 2019, April 2, 2019, and April 12, 2019, Keryx received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA by Lupin Ltd., Watson Laboratories, Inc., or Watson, a wholly-owned, indirect subsidiary of Teva, and Par Pharmaceutical, Inc., or Par, an Endo International company, or Endo, respectively, requesting approval for generic versions of Auryxia tablets (210 mg ferric iron per tablet). On May 10, 2019, Keryx, Panion and Dr. Hsu filed a complaint for patent infringement against Lupin Ltd. in the Delaware District Court arising from Lupin Ltd.’s ANDA filing with the FDA. On May 10, 2019, Keryx and Panion filed a complaint for patent infringement against Watson and the Teva Defendants, or the Watson Defendants, in the Delaware District Court arising from Watson’s ANDA filing with the FDA. On May 15, 2019, Keryx and Panion filed a complaint for patent infringement against the Watson Defendants in the United States District Court for the District of Nevada, or the Nevada District Court, from Watson’s ANDA filing with the FDA. On May 23, 2019, Keryx and Panion filed a complaint for patent infringement against Par in the Delaware District Court arising from Par’s ANDA filing with the FDA. On May 24, 2019, Keryx and Panion filed a complaint for patent infringement against Par, in the United States District Court for the Southern District of New York, or the Southern New York District Court, arising from Par’s ANDA filing with the FDA. On June 4, 2019, Keryx and Panion filed a notice of voluntary dismissal to dismiss the suit in the Nevada District Court in view of the Watson Defendants’ consent to venue of the Delaware District Court. On June 26, 2019, Keryx, Panion and Dr. Hsu notified the Judicial Panel on Multidistrict Litigation of additional actions in the Delaware District Court against the Lupin Defendants and the Watson Defendants. On July 31, 2019, the Judicial Panel on Multidistrict Litigation issued an order to consolidate all of our ANDA cases in Delaware District Court for pretrial proceedings. On August 26, 2019, Keryx filed an amended complaint against the Lupin Defendants in the Delaware District Court arising from the Lupin Defendants’ ANDA filings with the FDA. On September 19, 2019, the Delaware District court set a trial date for February 8, 2021. The trial was rescheduled for June 28, 2021. On January 13, 2021, the Delaware District court vacated the deadlines for the case involving Mylan pending resolution of a discovery dispute.

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

On August 2, 2019, Keryx and Panion entered into a settlement and license agreement with Par. This settlement resolved patent litigation brought by Keryx and Panion in response to Par’s ANDA seeking approval to market a generic version of Auryxia tablets prior to the expiration of the applicable patents. Pursuant to the terms of the settlement, Keryx and Panion will grant Par a license to market a generic version of Auryxia in the United States beginning on March 20, 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature. Additionally, in accordance with the agreement, the parties terminated all ongoing litigation between Keryx and Panion and Par regarding Auryxia patents pending in the Delaware District Court and the Southern New York District Court. The settlement and license agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice. On August 5, 2019, the parties filed a request to stay the litigation pending a review of the settlement and license agreement by these regulatory authorities. On September 6, 2019 and September 9, 2019, the Southern New York District Court and the Delaware District Court, respectively, entered a stipulation and order of dismissal filed by the parties to terminate the actions against Par.

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

On March 25, 2021, Keryx and Panion entered into a settlement and license agreement with the Chemo Defendants. This settlement resolved patent litigation brought by Keryx and Panion in response to Chemo’s ANDA seeking approval to market a generic version of Auryxia tablets prior to the expiration of the applicable patents. Pursuant to the terms of the settlement, Keryx and Panion will grant Chemo a license to market a generic version of Auryxia in the United States beginning on March 20, 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature. Additionally, in accordance with the agreement, the parties terminated all ongoing litigation among Keryx, Panion, and the Chemo Defendants regarding Auryxia patents pending in the Delaware District Court. The settlement and license agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice. On March 26, 2021, the Delaware District Court entered a stipulation and order of dismissal filed by the parties to terminate the action against the Chemo Defendants.

As a result of the timely filing of the lawsuit against Mylan in accordance with the relevant statute, a 30-month stay of approval expiring August 4, 2021 was imposed by the FDA on Mylan’s ANDA, absent an earlier judgment by the court in the lawsuit finding the patents at issue invalid, unenforceable or not infringed. We and the other plaintiffs in the lawsuit are seeking, among other relief, an order that the effective date of FDA approval of the ANDA be a date no earlier than the expiration of each of the patents at issue and equitable relief enjoining Mylan from infringing these patents. On January 13, 2021, the Delaware District court vacated the deadlines for the case involving Mylan pending resolution of a discovery dispute.

CMS Litigation
On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts, or the Massachusetts District Court, against Centers for Medicare & Medicaid Services, or CMS, the U.S. Department of Health and Human Services, Alex M. Azar II in his official capacity as Secretary of Health and Human Services, and Seema Verma in her official capacity as administrator for CMS challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or the IDA Indication, and imposing a prior authorization requirement for Auryxia in the treatment of adult patients with CKD on dialysis, or the Hyperphosphatemia Indication. On October 29, 2019, we filed a motion for a preliminary injunction asking the court to provide relief while the lawsuit is pending, specifically, to restore coverage of Auryxia for the IDA Indication, and to remove the prior authorization requirement for Auryxia for the Hyperphosphatemia Indication. In the alternative, we filed a motion for summary judgment with the court asking it to decide the case on the merits. On February 4, 2020, the court denied our request for a preliminary injunction. We filed an expedited appeal with the Court of Appeals for the First Circuit challenging the district court’s denial of our motion for a preliminary injunction. The First Circuit Court of Appeals held oral argument on August 14, 2020, and affirmed the district court’s denial of our request for a preliminary injunction on September 30, 2020. As a result, Auryxia remains not covered by Medicare for the IDA Indication and the prior authorization requirement for Auryxia for the Hyperphosphatemia Indication also remains in place. The case is now before the district court where the defendants have recently filed a motion to dismiss, which is pending.

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

Shareholder Litigation Relating to the Merger
On June 28, 2018, we entered into an Agreement and Plan of Merger with Keryx and Alpha Therapeutics Merger Sub, Inc., or the Merger Sub, pursuant to which the Merger Sub would merge with and into Keryx, with Keryx becoming a wholly owned subsidiary of ours, or the Merger. On December 12, 2018, we completed the Merger. In October and November 2018, four purported shareholders of Keryx filed four separate putative class actions, or the Merger Securities Actions, against Keryx, a former officer and director of Keryx (Jodie P. Morrison), former directors of Keryx (Kevin J. Cameron, Mark J. Enyedy, Steven C. Gilman, Michael T. Heffernan, Daniel P. Regan and Michael Rogers, some of whom are current members of our Board of Directors), and, with respect to the Rosenblatt action discussed below, the Merger Sub and Akebia, challenging the disclosures made in connection with the Merger.

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

On April 2, 2019, the Delaware District Court granted Abraham Kiswani, a member of the putative class in both the Andreula and Corwin actions, and plaintiff John Andreula’s motion to consolidate the remaining two Merger Securities Actions pending in the Delaware District Court and consolidated the Corwin and Andreula cases under the caption In re Keryx Biopharmaceuticals, Inc., or the Consolidated Action. The Delaware District Court also appointed Kiswani and plaintiff Andreula as lead plaintiffs for the Consolidated Action. On June 3, 2019, the lead plaintiffs filed a consolidated amended complaint in the Consolidated Action, or the Consolidated Complaint. The Consolidated Complaint generally alleged that the registration statement filed in connection with the Merger contained allegedly false and misleading statements or failed to disclose certain allegedly material information in violation of Section 14(a) and 20(a) of the Securities Exchange Act of 1934,

as amended, or the Exchange Act, and Rule 14a-9 promulgated thereunder. The alleged misstatements or omissions related to (i) certain financial projections for Keryx and Akebia and certain financial analyses performed by our advisors and (ii) any alleged negotiations that may have taken place regarding the conversion of certain convertible notes of Keryx in connection with the Merger. The Consolidated Complaint sought compensatory and/or rescissory damages, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 thereunder, and an award of lead plaintiffs’ costs, including reasonable allowance for attorneys’ fees and experts’ fees. The defendants in the Consolidated Action moved to dismiss the Consolidated Complaint in its entirety and with prejudice on August 2, 2019. On April 15, 2020, the Delaware District Court granted the defendants’ motion and dismissed the Consolidated Complaint in its entirety. On July 2, 2020, lead plaintiffs filed a second consolidated amended complaint, or the Second Consolidated Complaint. The Second Consolidated Complaint (i) asserts the same claims under the Exchange Act as the Consolidated Complaint, (ii) names the same defendants as the Consolidated Complaint, (iii) seeks the same relief as the Consolidated Complaint and (iv) as with the Consolidated Complaint, challenges as false or misleading alleged misstatements or omissions related to certain financial projections for Keryx and Akebia and certain financial analyses performed by our advisors. The defendants in the Consolidated Action moved to dismiss the Second Consolidated Amended Complaint in its entirety with prejudice on August 10, 2020. Briefing on defendants’ motion to dismiss was completed on September 28, 2020, and the court has not yet issued a decision. On April 1, 2021, the Delaware District Court granted the defendants’ motion and dismissed the Second Consolidated Complaint in its entirety. On April 29, 2021, lead plaintiffs filed a notice of appeal in the United States Court of Appeals for the Third Circuit.

On December 10, 2018, a stockholder of Keryx, Michael J. Donnelly, filed a complaint against Keryx pursuant to Section 220 of the Delaware General Corporation Law in the Delaware Court of Chancery, captioned Donnelly v. Keryx Biopharmaceuticals, Inc., or the Donnelly Action. The Donnelly Action sought inspection of various Keryx books and records, purportedly to investigate “possible wrongdoing,” in connection with Keryx’s negotiation and approval of the Merger, as well as the independence of former members of Keryx’s Board of Directors, some of whom are current members of our Board of Directors. In addition to the production of books and records, the Donnelly Action sought costs and expenses incurred in the action, including reasonable attorneys’ fees. On January 31, 2019, Keryx answered the complaint in the Donnelly Action. The trial for the Donnelly Action took place on July 10, 2019. On October 24, 2019, the Delaware Chancery Court issued a written decision granting inspection, denying the plaintiff’s request for costs and expenses, and directing the parties to confer on the proper scope of the inspection. Keryx conferred with and produced books and records to the plaintiff in the Donnelly Action, and the Donnelly Action was dismissed on May 7, 2021.

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
Investment in pharmaceutical product development and commercialization is highly speculative because it entails upfront capital expenditures and significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities and, following the merger, or the Merger, whereby Keryx Biopharmaceuticals, Inc., or Keryx, became a wholly owned subsidiary of ours, commercialization. We have financed our operations primarily through sales of equity securities, our strategic collaborations and, following the Merger, product revenues, a royalty monetization transaction and debt. Prior to the Merger, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable and have incurred net losses each year since our inception, including net losses of $69.6 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $1.2 billion. We cannot guarantee when, if ever, we will become profitable. Our ability to generate product revenue and achieve profitability depends significantly on our success in many areas, including the following:

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
•obtaining and maintaining market acceptance of Auryxia, vadadustat and any other product candidate, including those that may be in-licensed or acquired;
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
Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities, or if we otherwise believe it is necessary, to change our manufacturing processes or assays, to amend or replace our study protocols, to repeat any of our clinical trials, to perform studies in addition to, different from or larger than those currently expected, if there are any delays in completing our clinical trials or if there are delays to or issues with obtaining marketing approval for vadadustat in the United States, the EU or other jurisdictions. Even if vadadustat and any other product candidate, including those that may be in-licensed or acquired, are approved for commercial sale, we anticipate incurring significant costs associated with commercialization. In addition, our ability to generate revenue would be negatively affected if the size of our addressable patient population is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. Even though we generate product revenue from Auryxia and royalties from Riona and VafseoTM, in Japan and may generate revenue and royalties from the sale of any products that may be approved in the future, including those that may be in-licensed or acquired, we may never generate revenue and royalties that are significant enough to become and remain profitable, and we will need to obtain additional funding to continue operations.
We will require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
As of March 31, 2021, our cash and cash equivalents and available for sale securities were $272.8 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia and develop and commercialize vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with research and development, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the clinical development, including post-marketing studies, and commercialization of Auryxia and vadadustat. Our future capital requirements depend on many factors, including:
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
•the results of our meetings with the FDA, the EMA and other regulatory authorities and any consequential effects, including on timing of and ability to obtain and maintain marketing approval, study design, study size and resulting operating costs;
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
In November 2019, we entered into a loan agreement, or the Loan Agreement, with funds managed by Pharmakon Advisors LP, or Pharmakon, pursuant to which senior secured term loans in an aggregate principal amount of $100.0 million, or the Term Loans, were made available to us in two tranches. The first tranche of $80.0 million closed on November 25, 2019, and the second tranche of $20.0 million closed on December 10, 2020. See Note 11 to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements (unaudited) for additional information regarding our obligations under the Loan Agreement. Our Loan Agreement with Pharmakon contains affirmative and negative covenants applicable to us and our subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia, which started in the fourth quarter of 2020. Failure to maintain compliance with these covenants could result in an event of default under the Loan Agreement.

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
On February 25, 2021, we entered into a royalty interest acquisition agreement, or the Royalty Agreement, with HealthCare Royalty Partners IV, L.P., or HCR, pursuant to which we sold to HCR our right to the to receive royalties and sales milestones for vadadustat, collectively the Royalty Interest Payments, in each case, payable to us under our Collaboration Agreement dated December 11, 2015, or the MTPC Agreement, with Mitsubishi Tanabe Pharma Corporation, or MTPC, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. Under the Royalty Agreement, we are required to comply with various covenants, including obligations to take certain actions, such as actions with respect to the Royalty Interest Payments, the MTPC Agreement, our agreement with MTPC for the commercial supply of vadadustat drug product, and our intellectual property. In addition, the Royalty Agreement includes customary events of default upon the occurrence of enumerated events, including failure to perform certain covenants and the occurrence of insolvency events. In the event we violate certain covenants and other provisions, we may not receive sales milestones from HCR even if the applicable sales thresholds are met. Upon the occurrence of an event of default, HCR would have the ability to exercise all available remedies in law and equity, which could have a material adverse effect on our financial condition.
Royalties from commercial sales of vadadustat under our Collaboration Agreement with MTPC will likely fluctuate and will impact our rights to receive future payments from our Royalty Agreement with HCR.
On February 25, 2021, we entered into the Royalty Agreement with HCR, pursuant to which we sold to HCR our right to receive the Royalty Interest Payments payable to us under our the MTPC Agreement, subject to the Annual Cap of $13.0 million and the Aggregate Cap of $150.0 million. After HCR receives Royalty Interest Payments equal to the Annual Cap in a given calendar year, we will receive 85% of the Royalty Interest Payments for the remainder of that year. After HCR receives Royalty Interest Payments equal to the Aggregate Cap, or we pay the Aggregate Cap to HCR (net of the Royalty Interest Payments already received by HCR), the Royalty Interest Payments will revert back to us, and HCR would have no further right to any Royalty Interest Payments. We received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement, and we are eligible to receive an additional $15.0 million under the Royalty Agreement if specified sales milestones are achieved for vadadustat in the territory covered by the MTPC Agreement, subject to the satisfaction of certain customary conditions.

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
There is an ongoing appeal of a putative class action lawsuit filed by purported Keryx shareholders challenging the disclosures made in connection with the Merger. In addition, a stockholder of Keryx filed a complaint against Keryx pursuant to Section 220 of the Delaware General Corporation Law, which sought inspection of various Keryx books and records, purportedly to investigate “possible wrongdoing,” in connection with Keryx’s negotiation and approval of the Merger, as well as the independence of former members of Keryx’s Board of Directors (some of whom are current members of our Board of Directors). See Part II, Item 1. Legal Proceedings for further information relating to the lawsuits. Additional lawsuits arising out of the Merger may be filed in the future. We could be forced to expend significant resources in the defense of these lawsuits, including but not limited to, costs associated with the indemnification of Keryx and Akebia directors and officers, and the lawsuits, regardless of outcome, could have a negative effect on our reputation, stock price and results of operations. In addition, monetary damages or other adverse judgment would have a material adverse effect on our business and financial position.
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
As of March 31, 2021, we had approximately $190.2 million of goodwill and a definite lived intangible asset from the Merger. In accordance with generally accepted accounting principles, or GAAP, we are required annually, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill and our definite lived intangible assets when indicators of impairment are present. Events giving rise to impairment of goodwill or intangible assets are an inherent risk in the pharmaceutical industry and often cannot be predicted. Conditions that could indicate impairment and necessitate such a review include, but are not limited to, Auryxia’s commercial performance, our inability to execute on our strategic initiatives, the deterioration of our market capitalization such that it is significantly below our net book value, and a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action or assessment by a regulator. To the extent we conclude that goodwill and/or definite lived intangible assets have become impaired, we may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on our future operating results and financial position. For example, in the second quarter of 2020, in connection with a routine business review, we reduced our short-term and long-term Auryxia revenue forecast. This reduction was primarily driven by the impact of the September 2018 Centers for Medicare & Medicaid Services, or CMS, decision that Auryxia would no longer by covered by Medicare for the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or the IDA Indication. While this decision does not impact CMS coverage of the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use of Auryxia for the control of serum phosphorus levels in adult patients with CKD on dialysis, or the Hyperphosphatemia Indication. As a result, we recorded an impairment charge of $115.5 million during the three months ended June 30, 2020, which was entirely allocated to our only intangible asset, the developed product rights for Auryxia, and made a corresponding adjustment to the estimated useful life of the developed product rights for Auryxia, which we again adjusted during the three months ended December 31, 2020. The estimates, judgments and assumptions used in our impairment testing, and the results of our testing, are discussed in Note 9 to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements (unaudited). If these estimates, judgments and assumptions change in the future, including if the Auryxia asset group does not meet its current forecasted projections, additional impairment charges could be recorded in the future and additional corresponding adjustments may need to be made to the estimated useful life of the developed product rights for Auryxia, which could materially impact our financial position, certain of our material agreements, and our future operating results.
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
We believe our revenue growth was negatively impacted in the first quarter of 2021 primarily as the kidney patient populations that we serve continue to experience both higher hospitalization and mortality rates due to COVID-19. While we are unable to quantify the impact of the COVID-19 pandemic on future revenues and revenue growth, COVID-19 continues to adversely and disproportionately impact our patient population; therefore, we expect COVID-19 to continue to have a negative impact on our revenue growth for the foreseeable future.

The majority of our office-based employees have been working from home since March 13, 2020. In addition, several healthcare facilities have restricted access for non-patients, including the members of our sales force. For example, DaVita, Inc., or DaVita, and Fresenius Medical Care, or Fresenius, which account for a vast majority of the dialysis population in the United States, have restricted access to their clinics. As a result, we continue to primarily engage with healthcare providers and other customers virtually, where possible. The restrictions on our customer-facing employees' in-person interactions with healthcare providers could negatively impact our access to healthcare providers and, ultimately, our sales. Given this uncertain environment and the disproportionate impact of the COVID-19 pandemic on CKD patients, we are actively monitoring the demand for Auryxia, including the potential for further declines or changes in prescription trends and customer orders, which could have a material adverse effect on our business, results of operations, and financial condition.

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

The pandemic has resulted in closures of and may continue to impact clinical trial sites on which we rely and will rely for the completion of certain clinical trials and COVID-19 pandemic precautions have caused moderate delays in enrolling new clinical trials and may cause delays in enrolling other new clinical trials. We are using remote monitoring and central monitoring, where possible. Further, the pandemic could also potentially affect the business of the FDA, the EMA or other governmental authorities, which could result in delays in meetings, reviews, inspections and approvals relating to our product and product candidate. Any decision by the FDA, EMA or other governmental authorities to delay meeting with us or our collaboration partners or scheduling inspections in light of COVID-19 could have a material adverse effect on clinical trials of our product candidates or on our efforts to obtain marketing approvals for our product candidate, which could increase our operating expenses and have a material adverse effect on our financial results, including the timing and amount of future regulatory milestones we could receive from our partners.

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
Risks Related to Commercialization
Our ability to successfully commercialize any approved product, including our ability to achieve widespread market acceptance, is critical to the success of our business.
Our ability to generate significant product revenue will depend almost entirely on our ability to execute on our commercialization plans, the level of market adoption for, and the availability of and continued use of any approved product by physicians, hospitals, dialysis clinics, wholesalers, patients, and/or healthcare payors, including government payors, consumers, managed care organizations, pharmacy benefit managers, or PBMs, and pharmacies. If we are not successful in commercializing any approved product, including achieving and maintaining an adequate level of market adoption, our profitability and our future business prospects will be adversely impacted. Market acceptance of any approved product depends on a number of other factors, including:
•the availability of adequate coverage and reimbursement by third party payors, PBMs, and governmental authorities;
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
Market acceptance and sales of any approved products depends significantly on the availability of adequate coverage and reimbursement from third party payors and may be affected by existing and future healthcare reform measures. Governmental authorities, third party payors, and PBMs, decide which drugs they will cover, as well as establish formularies or implement other mechanisms to manage utilization of products and determine reimbursement levels. Coverage and reimbursement by a governmental authority, third-party payor or PBM may depend upon a number of factors, including the determination that use of a product is:
•a covered benefit under the health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient; and
•cost effective.

Obtaining coverage and reimbursement approval for a product from a governmental authority, PBM or a third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. In the United States, there are multiple governmental authorities, PBMs and third-party payors with varying coverage and reimbursement levels for pharmaceutical products, and the timing of commencement of reimbursement by a governmental payor is dependent on the assignment of codes via the Healthcare Common Procedural Coding System, which codes are assigned on a quarterly basis. Within Medicare, for oral drugs dispensed by pharmacies and also administered in facilities, coverage and reimbursement may vary depending on the setting. CMS, local Medicare administrative contractors, Medicare Part D plans and/or PBMs operating on behalf of Medicare Part D plans, may have some responsibility for determining the medical necessity of such drugs, and therefore coverage, for different patients. Different reimbursement methodologies may apply, and CMS may have some discretion in interpreting their application in certain settings.

As an oral drug, Auryxia is covered by Medicare only under Part D. In September 2018, CMS decided that Auryxia would no longer be covered by Medicare for the IDA Indication. While this decision does not impact CMS coverage of the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use in the Hyperphosphatemia Indication. On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts against CMS and the U.S. Department of Health and Human Services challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the IDA Indication and imposing a prior authorization requirement for Auryxia in the Hyperphosphatemia Indication, or the CMS Decision. While we believe that the vast majority of the Medicare prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Medicare with prior authorization, the CMS Decision has had and will continue to have an adverse impact on the sales and future growth of Auryxia for the Hyperphosphatemia Indication and the IDA Indication. For example, in the second quarter of 2020, we reduced our short-term and long-term Auryxia revenue forecast, primarily driven by the compounding impact of the CMS Decision. As a result, we recorded an impairment charge of $115.5 million to the Auryxia intangible asset associated with the developed product rights for Auryxia during the three months ended June 30, 2020.

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
We have four distributors, Fresenius Medical Care Rx, McKesson Corporation, Cardinal Health, Inc. and Amerisource Bergen Drug Corporation, that, in the aggregate, accounted for a significant percentage of our gross accounts receivable as of March 31, 2021. If we are not able to maintain our contracts with these key distributors on favorable terms, on a timely basis or at all, or if there is any adverse change in one or more of these distributors’ business practices or financial condition, or such distributors’ end users’ prescribing practices or clinical protocols, it would adversely impact the market opportunity for Auryxia, our product revenues and operating results.
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
Although we currently believe it is likely that vadadustat, if approved, will be reimbursed using the TDAPA followed by reimbursement via the bundled reimbursement model, if vadadustat is neither reimbursed under the TDAPA nor the bundled reimbursement model, then the Vifor Agreement will not become effective, and patients would access vadadustat through contracts we negotiate with third party payors for reimbursement of vadadustat, which would be subject to the risks and uncertainties described above. Additionally, applying for and obtaining reimbursement under the TDAPA may take several months following approval, which would affect adoption, uptake and product revenue for vadadustat, and if there are updates to the TDAPA rule that decrease the basis for reimbursement or eligibility criteria during the transition period or if the TDAPA is eliminated, then our profitability may be adversely affected. For example, the Medicare Payment Advisory Commission, or MedPAC, an independent legislative branch advisory body to Congress on issues related to the Medicare program, has recommended that TDAPA not be provided to newly approved drug products considered to fall within “functional categories” for which costs are already accounted for in the bundled reimbursement model, such as for anemia management drugs.
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
We and our partners may also face competition from potential new anemia therapies. There are several other HIF-PHI product candidates in various stages of development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by such companies as FibroGen Inc., Japan Tobacco International, GlaxoSmithKline plc and Bayer HealthCare AG. FibroGen, together with its collaboration partners, Astellas Pharma Inc. and AstraZeneca PLC, is currently in global Phase 3 clinical development of its product candidate, roxadustat. In Japan, roxadustat has launched for the treatment of anemia due to CKD in patients on dialysis, or DD-CKD. In November 2020, Astellas and Fibrogen announced the approval of roxadustat for NDD-CKD patients in Japan. In China, roxadustat has launched for the treatment of anemia of DD-CKD and for the treatment of anemia due to CKD in patients not on dialysis, or NDD-CKD. FibroGen announced that the FDA set an initial Prescription Drug User Fee Act, or PDUFA, date of December 20, 2020; however, on December 18, 2020, FibroGen disclosed a new PDUFA date of March 20, 2021 for its NDA for roxadustat for both DD-CKD and NDD-CKD and on March 1, 2021 announced that the Cardiovascular and Renal Drugs Advisory Committee of the FDA will hold an Advisory Committee meeting to review the NDA for roxadustat in the U.S., which FibroGen subsequently indicated has been tentatively scheduled for July 15, 2021. In Japan, roxadustat, daprodustat and enarodustat are approved for treatment of anemia due to CKD. In addition. Bayer HealthCare AG has submitted an NDA for its product candidate for the treatment of renal anemia in Japan. Furthermore, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce injectable ESA utilization and thus limit the market potential for vadadustat if they are approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia that may impact the market for anemia-targeted treatment.
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
Our Japanese sublicensee, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona, the trade name for ferric citrate hydrate in Japan, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of adult patients with iron deficiency anemia, or IDA, in Japan. We also granted Otsuka Pharmaceutical Co. Ltd., or Otsuka, exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. In Japan and certain other countries in Asia, we granted Mitsubishi Tanabe Pharma Corporation, or MTPC, exclusive rights to commercialize vadadustat, which has been approved and is being marketed by MTPC in Japan under the trade name VafseoTM. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing Auryxia and vadadustat outside the United States, including:
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
In addition, we receive revenues from royalty payments converted to U.S. dollars based on net sales of Riona and VafseoTM in Japanese yen. The exchange rates between the Japanese yen on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. Our results of operations could be adversely affected over time by certain movements in exchange rates, particularly if the Japanese yen depreciates against the U.S. dollar.
Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. As and if we continue to expand our commercialization efforts, we may encounter new risks.
Risks Related to Clinical Development
In addition to Auryxia, we will continue to depend heavily on the success of our product candidate, vadadustat, for which we completed Phase 3 clinical development in 2020 and submitted an NDA to the FDA in March 2021. Clinical drug development involves a lengthy and expensive process with an uncertain outcome. We will incur additional costs in connection with, and may experience delays in completing, or ultimately be unable to complete, the development and commercialization of vadadustat and any other product candidates.
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
The COVID-19 pandemic has resulted in closures of and may continue to impact clinical trial sites on which we rely and will rely for the completion of certain clinical trials and may delay enrollment of certain planned and ongoing clinical trials.
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
Serious adverse events considered related to vadadustat and any other product candidates could have material adverse consequences on the development of such product candidates and our business as a whole. Our understanding of adverse events in prior clinical trials of our product candidates may change as we gather more information, and additional unexpected adverse events may be observed in future clinical trials or in the market. For example, we previously reported that in our Phase 2b study of vadadustat in non-dialysis patients with anemia due to CKD, one subject had a serious adverse event of an abnormal liver function test, considered a case of drug induced liver injury, or DILI, meeting the biochemical criteria of Hy’s Law. Following the completion of our global Phase 3 clinical program for vadadustat, there was a review of hepatic safety across the vadadustat clinical program. The review of hepatic safety included a blinded assessment of all hepatic events in the studies by a panel of hepatic experts and analysis by an independent hepatic expert and our team. Based on this review, we concluded that the data across the clinical program showed that the overall hepatic safety profiles of vadadustat and darbepoetin alfa appear to be similar. In addition, we concluded that there were no events across the clinical program that met the biochemical criteria for Hy’s Law. More specifically, we concluded that the DILI from our Phase 2b study of vadadustat in non-dialysis patients with anemia due to CKD that we previously reported as Hy’s Law did not, in fact, meet the biochemical criteria of Hy’s Law. Our conclusion on this case was reflected in our NDA for vadadustat.
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

We and Otsuka, our collaboration partner, are not permitted to market vadadustat in the United States until we receive approval from the FDA, in the EU until we receive approval from the EMA, or in any other jurisdiction until the requisite approval from regulatory authorities in such jurisdiction is received. As a condition to receiving marketing approval for vadadustat, we must complete Phase 3 studies and any additional preclinical or clinical studies required by the FDA, the EMA or other regulatory authorities. Vadadustat may not receive marketing approval. We submitted an NDA to the FDA for vadadustat for the treatment of anemia due to CKD in adult dialysis-dependent and non-dialysis dependent patients in March 2021. Our NDA submission did not include a Priority Review Voucher. Based on standard FDA review timelines, the FDA has a 60-day period to determine whether the NDA is complete and acceptable for review. As vadadustat did not meet the primary safety endpoint of the PRO2TECT program, we are remaining cautious in our outlook for potential approval of vadadustat for the treatment of anemia due to CKD in adult non-dialysis dependent patients.

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

In addition, the safety concerns associated with the current standard of care for the indications for which we are seeking marketing approval for vadadustat and any other product candidate, including those that may be in-licensed or acquired, may affect the FDA’s, the EMA’s or other regulatory authorities’ review of the safety results of our compounds in development. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that vadadustat and any other product candidate, including those that may be in-licensed or acquired, will never obtain marketing approval in certain jurisdictions or at all. The FDA may delay, limit or deny approval of vadadustat or any other product candidate, including those that may be in-licensed or acquired, for many reasons including, among others:
•we may not be able to demonstrate that vadadustat is safe and effective in treating adult patients with anemia due to CKD or that any other product candidate is safe and effective for its proposed indications to the satisfaction of the FDA;
•the results of our clinical trials may only be modestly positive, or there may be concerns with the profile due to efficacy or safety;
•the FDA may determine during its 60-day preliminary review period following submission of our NDA that the vadadustat NDA is not sufficiently complete to permit substantive review;
•the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for review and/or for marketing approval;
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
•the FDA's onsite inspections may be delayed due to the COVID-19 pandemic;
•we, or our CROs or other vendors, may fail to comply with GXP or fail to pass any regulatory inspections or audits;
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
•the FDA may ask an Advisory Committee to review portions of the NDA, the FDA may have difficulty scheduling an Advisory Committee meeting in a timely manner or, if convened, an FDA Advisory Committee could recommend non-approval, conditions of approval or restrictions on approval, and the FDA may ultimately agree with the recommendations;
•the FDA may require development of a REMS as a condition of approval or post-approval;
•the FDA’s review process and decision-making regarding vadadustat and any other product candidate may be impacted by the results of our and our competitors’ clinical trials and safety concerns of marketed products used to treat the same indications as the indications for which vadadustat and any other product candidate are being developed;

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

Risks Related to Governmental Regulation and Compliance
We are subject to a complex regulatory scheme that requires significant resources to ensure compliance. Failure to comply with applicable laws could subject us to government scrutiny or government enforcement, potentially resulting in costly investigations and/or fines or sanctions, or impacting our relationships with key regulatory agencies such as the FDA, the U.S. Securities and Exchange Commission or the EMA.
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
Disruptions in the FDA and other government agencies caused by funding shortages or global health concerns could prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
In response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the U.S. may also impose similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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

In addition, other legislative changes and regulatory have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of 2% per fiscal year. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester, through 2030. The American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, other legislative and regulatory changes have been proposed, but not yet adopted. For example, in July 2019, HHS proposed regulatory changes in kidney health policy and reimbursement. Any new legislative or regulatory changes may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for Auryxia or vadadustat, if approved, or the frequency with which Auryxia and vadadustat, if approved, is prescribed or used.
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
Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and, therefore, because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On November 10, 2020, the U.S. Supreme Court heard this case and a decision is expected sometime this year. Pending resolution of the litigation, all of the provisions in the ACA but the individual mandate to buy health insurance remains in effect. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.
The costs and prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.
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
For example, the former administration issued five executive orders intended to lower the costs of prescription drug products. Several of these orders are reflected in recently promulgated regulations, and one of these regulations is currently subject to a nationwide preliminary injunction. The current administration has frozen certain of the previous administration’s measures to reform drug prices, pending further review It remains to be seen how the current administration will address this issue but, under Medicare Part D, the new administration may seek to establish a ceiling for the launch prices of all branded, biologic, and certain generic drugs by referencing the average price of these drugs in other developed countries. At the same time, the administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate. The American Rescue Plan Act of 2021, comprehensive COVID-19 relief legislation recently enacted under the current administration, includes a number of healthcare-related provisions, such as support to rural health care providers, increased tax subsidies for health insurance purchased through insurance exchange marketplaces, financial incentives to states to expand Medicaid programs and elimination of the Medicaid drug rebate cap effective in 2024.

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
We do not own the rights to our product, Auryxia. We have licensed and sublicensed the rights, patent and otherwise, to Auryxia from a third party, Panion, who in turn licenses certain rights to Auryxia from one of the inventors of Auryxia. The license agreement with Panion, or the Panion License Agreement, requires us to meet development milestones and imposes development and commercialization due diligence requirements on us. In addition, under the Panion License Agreement, we must pay royalties based on a mid-single digit percentage of net sales of product resulting from the licensed technologies, including Auryxia, and pay the patent filing, prosecution and maintenance costs related to the license. If we do not meet our obligations in a timely manner, or if we otherwise breach the terms of the Panion License Agreement, Panion could terminate the agreement, and we would lose the rights to Auryxia. For example, following announcement of the Merger, Panion notified Keryx in writing that Panion would terminate the Panion License Agreement on November 21, 2018 if Keryx did not cure the breach alleged by Panion, specifically, that Keryx failed to use commercially reasonable best efforts to commercialize Auryxia outside the United States. Keryx disagreed with Panion’s claims, and the parties entered discussions to resolve this dispute. On October 24, 2018, prior to the consummation of the Merger, we, Keryx and Panion entered into a letter agreement, or the Panion Letter Agreement, pursuant to which Panion agreed to rescind any and all prior termination threats or notices relating to the Panion License Agreement and waived its rights to terminate the license agreement based on any breach by us of our obligation to use commercially reasonable efforts to commercialize Auryxia outside the United States until the parties executed an amendment to the Panion License Agreement in accordance with the terms of the Panion Letter Agreement, following consummation of the Merger. On April 17, 2019, we and Panion entered into an amendment and restatement of the Panion License Agreement, or the Panion Amended License Agreement, which reflects certain revisions consistent with the terms of the Panion Letter Agreement. See Note 4 to the Condensed Consolidated Financial Statements (unaudited) contained in this Quarterly Report on Form 10-Q for additional information regarding the Panion Amended License Agreement. Even though we entered into the Panion Amended License Agreement, there are no assurances that Panion will not allege other breaches of the Panion Amended License Agreement or otherwise attempt to terminate the Panion Amended License Agreement in the future. In addition, if Panion breaches its agreement with the inventor from whom it licenses rights to Auryxia, Panion could lose its license, which could impair or delay our ability to develop and commercialize Auryxia.
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
If any of our third party manufacturers cannot or do not perform as agreed or expected, including as a result of COVID-19, a misappropriation of our proprietary information, if they terminate their engagements with us, if we terminate our engagements with them, or if there is a significant disagreement, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into agreements with other third party manufacturers, which we may not be able to do in a timely manner or on favorable or reasonable terms, if at all. In some cases, there may be a limited number of qualified replacement manufacturers, or the technical skills or equipment required to manufacture a product or product candidate may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party, or a feasible alternative may not exist. These factors would increase our reliance on our current manufacturers or require us to file to obtain licenses in order to have another third party manufacture Auryxia or vadadustat. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the qualification of a new manufacturer and validation of manufacturing processes would negatively affect our ability to supply clinical trials, obtain and maintain marketing approval, or commercialize or satisfy patient demand for Auryxia and vadadustat, where approved, in a timely manner within budget or at all.
There are a limited number of manufacturers that are capable of manufacturing Auryxia and vadadustat for us and complying with cGMP regulations and guidance and other stringent regulatory requirements and guidance enforced by the FDA, EMA, PDMA and other regulatory authorities. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation, which occur in addition to our own quality assurance releases. The facilities and processes used by our third party manufacturers to manufacture Auryxia may be inspected by the FDA and other regulatory authorities at any time, and the facilities and processes used by our third party manufacturers to manufacture vadadustat will be inspected by the FDA, the EMA and other regulatory authorities prior to or after we submit our marketing applications. We do not control the manufacturing processes of, and have little control over, our third party manufacturers, including, without limitation, their compliance with cGMP requirements and guidance for the manufacture of certain starting materials, drug substance and finished drug product. In addition, we have little control over the ability of our third party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Our third party manufacturers may experience problems with their manufacturing and distribution operations and processes, including, for example, quality issues, such as product specification and stability failures, procedural deviations, improper equipment installation or operation, utility failures, contamination, natural disasters and public health epidemics. We may also encounter difficulties relating to our own quality processes and procedures, including regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. If our third party manufacturers cannot successfully manufacture material that conforms to our specifications and regulatory requirements and guidance, or if we or our third party manufacturers experience manufacturing, operations and/or quality issues, including an inability or unwillingness to continue manufacturing our products at all, in accordance with agreed-upon processes or on currently validated manufacturing lines, we may not be able to supply patient demand or maintain marketing approval for Auryxia or secure and maintain marketing approval for vadadustat.
If the FDA, the EMA or other regulatory authorities do not approve the facilities being used to manufacture vadadustat, or if they withdraw any approval of the facilities being used to manufacture Auryxia or VafseoTM, in Japan, we may need to find alternative manufacturing facilities, which would significantly impact our ability to continue commercializing Auryxia or develop, obtain marketing approval for or market our product candidates, if approved. Moreover, our failure or the failure of our third party manufacturers to comply with applicable regulations or guidance, or our failure to oversee or facilitate such compliance, could result in sanctions being imposed on us or our third party manufacturers, including, where applicable, clinical holds, fines, injunctions, civil penalties, delays in, suspension of or withdrawal of approvals, license revocation, seizures or recalls of Auryxia or vadadustat, operating restrictions, receipt of a Form 483 or warning letter, or criminal prosecutions, any of which could significantly and adversely affect the supply of Auryxia or vadadustat. For example, we recently had three limited, voluntary recalls of Auryxia. These and any other recalls or any supply, quality or manufacturing issues in the future and any related write-downs of inventory or other consequences could result in significant negative consequences, including reputational harm, loss of customer confidence, and a negative impact on our financials, any of which could have a material adverse effect on our business and results of operations, and may impact our ability to supply Auryxia, Vafseo in Japan or vadadustat for commercial and clinical use. Also, if our starting materials, drug substance or drug product are damaged or lost while in our or our third party manufacturers’ control, it may adversely impact our ability to supply Auryxia or vadadustat, and we may incur significant financial harm.
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
As a result of the large quantity of materials required for the production of Auryxia and vadadustat and the large quantities of tablets that are required for our commercial success, the commercial viability of Auryxia and vadadustat, if and where approved, depends on adequate supply of starting materials that meet quality, quantity and cost standards and the ability of our contract manufacturers to continually produce drug substance and finished drug product that meets all manufacturing requirements on a commercial scale. Failure to achieve and maintain these levels of supply can jeopardize and prevent the successful continued commercialization of Auryxia and commercialization of vadadustat, if and where approved. Moreover, issues that may arise in any scale-up and technology transfer and continued commercial scale manufacture of our products may lead to significant delays in our development, marketing approval and commercial timelines and negatively impact our financial performance. For example, a production-related issue resulted in an interruption in the supply of Auryxia in the third and fourth quarters of 2016. This supply interruption negatively impacted Keryx’s revenues in 2016. Although this supply interruption was resolved and actions designed to prevent future interruptions in the supply of Auryxia are ongoing, any future supply interruptions, whether quality or quantity based, for Auryxia and vadadustat, if and where approved, would negatively and materially impact our reputation and financial condition.

In addition, in order to complete our development of and commercialize vadadustat, if approved in regions beyond Japan, we will need to work with third party manufacturers to manufacture vadadustat in large quantities, including to prepare for launch demand. Our current and future third party manufacturers may be unable to successfully achieve commercial scale production of vadadustat in a timely or cost-effective manner, if at all. COVID-19 may also impact our third party manufacturers and their ability to supply vadadustat in sufficient quantities, or at all. In addition, quality issues may arise during scale-up activities. Any changes in our manufacturing processes as a result of scaling up may result in the need to obtain additional marketing approvals. If our third party manufacturers are unable to achieve commercial scale production or there is a need for additional marketing approvals of vadadustat, the development, marketing approval and commercialization of vadadustat may be delayed or infeasible, or ongoing commercialization of Auryxia or VafseoTM, in Japan may be unsuccessful, any of which could significantly harm our business.
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
The FDA’s determination as to whether to grant NCE exclusivity to Auryxia may also affect the timing of the 30 month stay barring FDA from granting final approval to generic versions of Auryxia. When an ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant. We have received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA, from generic drug manufacturers requesting approval for generic versions of Auryxia tablets (210 mg ferric iron per tablet), have filed certain complaints for patent infringement relating to such ANDAs, and have entered into settlement and license agreements with certain such ANDA filers. See Part II, Item 1. Legal Proceedings for further information relating to the ANDAs, lawsuits and settlements.
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
We are currently involved in a patent infringement lawsuit and opposition and invalidity proceedings and may in the future be involved in additional lawsuits or administrative proceedings to challenge the patents of our competitors or to protect or enforce our patents, which could be expensive, time consuming, and unsuccessful.
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
For example, we are currently involved in a patent infringement lawsuit against a generic company in the federal district courts.  In addition, we are currently involved in opposition or invalidation proceedings in the European Patent Office, the Japan Patent Office, the Canadian Federal Court and the United Kingdom Patents Court. These proceedings may be ongoing for a number of years and may involve substantial expense and diversion of employee resources from our business. In addition, we may become involved in additional opposition proceedings or other legal or administrative proceedings in the future. For more information, see the other risk factors under “Risks Related to our Intellectual Property” and Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.
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

Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated biopharmaceutical companies have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Global Market has ranged from a low of $2.09 on October 30, 2020 to a high of $31.00 on June 20, 2014. The daily closing market price for our common stock has varied between a high price of $13.58 on June 30, 2020 and a low price of $2.09 on October 30, 2020 in the twelve-month period ending on March 31, 2021. During this time, the price of our common stock has ranged from an intra-day low of $2.09 per share to an intra-day high of $13.71 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, developments related to and results of our clinical studies, developments related to our regulatory submissions, developments related to our ability to commercialize Auryxia and vadadustat, if approved, and any other product candidates, announcements by us or our competitors of significant mergers, acquisitions, licenses, strategic collaborations, joint ventures, collaborations or capital commitments, negative publicity around Auryxia or vadadustat, the results of competitive clinical trials, products or technologies, regulatory or legal developments in the United States and other countries, developments or disputes concerning patent applications, issued patents or other proprietary rights, the recruitment or departure of key personnel, the level of expenses related to Auryxia and vadadustat or any other product or product candidate, actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts, variations in our financial results or those of companies that are perceived to be similar to us, changes in the structure of healthcare payment systems, market conditions in the biopharmaceutical sector, general economic, industry and market conditions and others beyond our control. As a result of this volatility, our shareholders may not be able to sell their common stock at or above the price at which they purchased it.
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
As of March 31, 2021 and based on the amounts reported in the most recent filings made under Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, BlackRock, Inc., or BlackRock, beneficially owned approximately 7.2% of our outstanding shares of common stock, State Street Corporation, or State Street, beneficially owned approximately 14.2% of our outstanding shares of common stock, Wellington Management Group LLP, or Wellington, beneficially owned approximately 7.9% of our outstanding common stock. In addition, as of March 31, 2021, our former director, Muneer Satter, beneficially owned approximately 1.9% of our outstanding common stock. Subject to certain restrictions, Mr. Satter is able to sell his shares of common stock in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by Rule 144 under the Securities Act of 1933, as amended. In addition, pursuant to our Fourth Amended and Restated Investors’ Rights Agreement, as amended, with Mr. Satter, he has the right, subject to certain conditions and with certain exceptions, to require us to file registration statements covering the shares common stock he owns or to include his shares in registration statements that we may file or in public offerings of our shares of common stock. Following their registration and sale under the applicable registration statement, those shares would become freely tradable. By selling a large number of shares of common stock, BlackRock, State Street, Wellington, or Mr. Satter could cause the price of our common stock to decline.
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
In addition, we currently have on file with the U.S. Securities and Exchange Commission a shelf registration statement, which allows us to offer and sell certain registered securities, such as common stock, preferred stock, debt securities, warrants and units, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale.
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
As of March 31, 2021, we believe that our directors and executive officers, together with their affiliates, owned, in the aggregate, approximately 1.8% of our outstanding common stock. In addition, we have certain significant stockholders, including BlackRock, which beneficially owned approximately 7.2% of our outstanding shares of common stock, State Street, which beneficially owned approximately 14.2% of our outstanding shares of common stock, Wellington, which beneficially owned approximately 7.9% of our outstanding common stock,according to the most recent filings made under Section 13(d) and 13(g) of the Exchange Act. If they were to choose to act together, they would have significant influence on all matters submitted to our stockholders for approval, as well as our management and affairs, such as:
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
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to maintain or implement required new or improved controls, or difficulties encountered in implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the SOX Act, or Section 404, or any testing by our independent registered public accounting firm, which became required for us as of December 31, 2019, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. For example, as of December 31, 2019, management and our independent registered public accounting firm concluded that our internal control over financial reporting relating to our inventory process was not effective because of a material weakness due to our failure to design and maintain effective controls over the completeness, accuracy and presentation and disclosure of inventory. Despite remediation efforts we undertook during fiscal 2020 and continue to make, our management and independent registered public accounting firm concluded that, as of December 31, 2020, our internal control over financial reporting relating to our inventory process was not effective because of a material weakness due to our failure to design and maintain effective controls over the completeness, accuracy and presentation and disclosure of inventory. For more information about this material weakness, see Part I, Item 4. Controls and Procedures of this Quarterly Report on Form 10-Q and Part II, Item 9A. Controls and Procedures of our 2020 Annual Report on Form 10-K. Additionally, as revised and enhanced controls need to be in operation for a sufficient period of time and be tested to ensure that the controls are operating as designed, management has concluded that the material weakness cannot be considered remediated as of March 31, 2021. Although we have initiated remediation measures to address the material weakness, we cannot provide assurance that we will be able to correct this material weakness in a timely manner or that our remediation efforts will be adequate to allow us to conclude that our internal controls will be effective in the future. Even if this material weakness is remediated in the future, our internal control over financial reporting could in the future have additional material weaknesses, deficiencies or conditions that could require correction or remediation.

We will need to continue to dedicate internal resources, engage outside consultants and maintain a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to remediate the material weakness relating to our inventory process described above and any future control deficiencies or material weaknesses, and improve control processes as appropriate, validate through testing that controls are functioning as documented and maintain a continuous reporting and improvement process for internal control over financial reporting. If we are not able to correct material weaknesses or deficiencies in internal controls in a timely manner or otherwise comply with the requirements of Section 404 in a timely manner, our ability to record, process, summarize and report financial information accurately and within applicable time periods may be adversely affected and we could be subject to sanctions or investigations by the U.S. Securities and Exchange Commission, the Nasdaq Stock Market or other regulatory authorities as well as shareholder litigation which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the quarter ended March 31, 2021, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

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

10.1†	Non-Employee Director Compensation Program, effective January 26, 2021 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K, filed on February 25, 2021).

10.2
Amendment No. 2 to Master Manufacturing Services and Supply Agreement, dated as of January 29, 2021, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K, filed on February 25, 2021).

10.3#
Amendment No. 3 to Master Manufacturing Services and Supply Agreement, dated as of February 11, 2021, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K, filed on February 25, 2021)

10.4*#	Supply Agreement, dated February 10, 2021, by and between the Company and STA Pharmaceutical Hong Kong Limited.

10.5*#	Royalty Interest Acquisition Agreement, dated February 25, 2021, by and between the Company and HealthCare Royalty Partners IV, L.P.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

AKEBIA THERAPEUTICS, INC.

Date: May 10, 2021	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2021	By:	/s/ David A. Spellman
David A. Spellman
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 10, 2021	By:	/s/ Violetta Cotreau
Violetta Cotreau
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)