Form 10-Q
period 2021-06-30
Akebia Therapeutics, Inc.
filed 2021-08-05
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

Outstanding at July 30, 2021
174,537,458

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
•the timing, investment and associated activities involved in the continued commercialization of Auryxia® (ferric citrate), its growth opportunities and Akebia's ability to execute thereon;
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
•our intellectual property position, including obtaining and maintaining patents, and the timing, outcome and impact of administrative, regulatory, legal and other proceedings relating to our patents and other proprietary and intellectual property rights, as well as Abbreviated New Drug Applications filed by generic drug manufacturers and potential FDA approval thereof, and associated patent infringement suits that we have filed or may file, or other actions that we may take against such companies, and the timing and resolution thereof;
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
•Our obligations in connection with the Loan Agreement with BioPharma Credit PLC, BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership could adversely affect our financial condition and restrict our operations;
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
•In addition to Auryxia, we will continue to depend heavily on the success of our product candidate, vadadustat, for which we submitted an NDA to the FDA, which was accepted for filing in May 2021. Clinical drug development involves a lengthy and expensive process with an uncertain outcome. We will incur additional costs in connection with, and may experience delays in completing, or ultimately be unable to complete, the development and commercialization of vadadustat and any other product candidates;
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
•We may not be successful in our efforts to identify, acquire, discover, develop and commercialize additional products or product candidates, which could impair our ability to grow our business;
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
•If we are unable to adequately protect our intellectual property, third parties may be able to use our intellectual property or develop similar intellectual property, which could adversely affect our ability to compete in the market;
•We may not be able to protect our intellectual property rights throughout the world;
•If we fail to attract, keep and motivate senior management and key personnel, we may be unable to successfully develop and commercialize any product candidates and approved product(s);
•Our employees, independent contractors, principal investigators, contract research organizations, contract manufacturing organizations, consultants and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading laws and regulations;
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

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$246,992	$228,698
Available for sale securities	—	39,992
Inventory	37,898	61,017
Accounts receivable, net	35,005	26,853
Prepaid expenses and other current assets	11,181	14,877
Total current assets	331,076	371,437
Property and equipment, net	7,670	8,622
Operating lease assets	24,442	26,876
Goodwill	55,053	55,053
Other intangible assets, net	126,148	144,170
Other assets	67,474	37,981
Total assets	$611,863	$644,139
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$41,984	$41,308
Accrued expenses and other current liabilities	111,742	130,624
Short-term deferred revenue	11,869	15,214
Total current liabilities	165,595	187,146
Deferred revenue, net of current portion	16,598	25,345
Operating lease liabilities, net of current portion	21,735	24,621
Derivative liability	1,930	2,420
Long-term debt, net	96,917	96,378
Liability related to sale of future royalties, net	49,094	—
Other non-current liabilities	85,363	60,611
Total liabilities	437,232	396,521
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock $0.00001 par value; 350,000,000 shares authorized at June 30, 2021 and December 31, 2020; 169,651,423 and 148,074,085 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2	1
Additional paid-in capital	1,504,752	1,425,115
Accumulated other comprehensive loss	6	13
Accumulated deficit	(1,330,129)	(1,177,511)
Total stockholders' equity	174,631	247,618
Total liabilities and stockholders' equity	$611,863	$644,139

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Product revenue, net	$32,959	$30,696	$63,367	$59,905
License, collaboration and other revenue	19,954	59,446	41,850	118,715
Total revenues	52,913	90,142	105,217	178,620
Cost of goods sold:
Product	43,484	49,988	69,079	68,601
Amortization of intangibles	9,011	9,101	18,021	18,201
Impairment of intangible asset	—	115,527	—	115,527
Total cost of goods sold	52,495	174,616	87,100	202,329
Operating expenses:
Research and development	37,214	52,819	77,825	134,050
Selling, general and administrative	41,651	35,482	82,979	73,465
License expense	894	1,044	1,590	1,720
Total operating expenses	79,759	89,345	162,394	209,235
Operating loss	(79,341)	(173,819)	(144,277)	(232,944)
Other income (expense):
Interest expense	(4,962)	(2,308)	(9,768)	(4,280)
Other income	1,265	376	1,427	726
Net loss	$(83,038)	$(175,751)	$(152,618)	$(236,498)
Net loss per share - basic and diluted	$(0.51)	$(1.28)	$(0.97)	$(1.78)
Weighted-average number of common shares - basic and diluted	161,329,990	136,906,968	157,596,143	132,651,066
Comprehensive loss:
Net loss	$(83,038)	$(175,751)	$(152,618)	$(236,498)
Other comprehensive loss - unrealized loss on debt securities	(3)	(9)	(7)	(9)
Total comprehensive loss	$(83,041)	$(175,760)	$(152,625)	$(236,507)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock
	Number of Shares	$0.00001 Par Value	Additional Paid-In Capital	Unrealized Gain/(Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2019	121,674,568	$1	$1,188,810	$—	$(794,054)	$394,757
Issuance of common stock, net of issuance costs	7,973,967	—	56,575	—	—	56,575
Proceeds from sale of stock under employee stock purchase plan	115,024	—	451	—	—	451
Share-based compensation expense	—	—	4,916	—	—	4,916
Exercise of options	64,126	—	412	—	—	412
Restricted stock unit vesting	423,755	—	—	—	—	—
Net loss	—	—	—	—	(60,747)	(60,747)
Balance at March 31, 2020	130,251,440	$1	$1,251,164	$—	$(854,801)	$396,364
Issuance of common stock, net of issuance costs	12,650,000	—	142,383	—	—	142,383
Share-based compensation expense	—	—	6,864	—	—	6,864
Exercise of options	48,103	—	409	—	—	409
Restricted stock unit vesting	179,866	—	—	—	—	—
Unrealized loss	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(175,751)	(175,751)
Balance at June 30, 2020	143,129,409	$1	$1,400,820	$(9)	$(1,030,552)	$370,260

Balance at December 31, 2020	148,074,085	$1	$1,425,115	$13	$(1,177,511)	$247,618
Issuance of common stock, net of issuance costs	9,228,017	1	29,497	—	—	29,498
Proceeds from sale of stock under employee stock purchase plan	154,276	—	367	—	—	367
Share-based compensation expense	—	—	5,992	—	—	5,992
Restricted stock unit vesting	1,063,711	—	—	—	—	—
Unrealized loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(69,580)	(69,580)
Balance at March 31, 2021	158,520,089	$2	$1,460,971	$9	$(1,247,091)	$213,891
Issuance of common stock, net of issuance costs	10,446,160	—	37,266	—	—	37,266
Share-based compensation expense	—	—	6,515	—	—	6,515
Exercise of options	—	—	—	—	—	—
Restricted stock unit vesting	685,174	—	—	—	—	—
Unrealized loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(83,038)	(83,038)
Balance at June 30, 2021	169,651,423	$2	$1,504,752	$6	$(1,330,129)	$174,631

See accompanying notes to unaudited condensed consolidated financial statements

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
Operating activities:
Net loss	$(152,618)	$(236,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,012	1,045
Amortization of intangibles	18,021	18,201
Intangible asset impairment charge	—	115,527
Amortization of premium/discount on investments	(15)	(2)
Non-cash interest expense related to sale of future royalties	4,427	—
Non-cash royalty revenue related to sale of future royalties	(116)	—
Non-cash interest expense	539	872
Non-cash operating lease expense	(965)	(1,164)
Fair value step-up of inventory sold or written off	21,575	31,116
Write-down of inventory	5,425	10,089
Change in excess inventory purchase commitments	21,338	10,954
Stock-based compensation	12,506	11,780
Change in fair value of derivative liability	(490)	240
Changes in operating assets and liabilities:
Accounts receivable	(8,152)	(251)
Inventory	(35,710)	(5,680)
Prepaid expenses and other current assets	3,301	(3,277)
Other long-term assets	4,149	57
Accounts payable	(1,120)	(4,979)
Accrued expense	(15,706)	13,611
Operating lease liabilities	804	869
Deferred revenue	(12,092)	(14,879)
Net cash used in operating activities	(133,887)	(52,369)
Investing activities:
Purchase of equipment	(59)	(45)
Purchase of available for sale securities	—	(49,950)
Proceeds from the maturities of available for sale securities	40,000	245
Net cash provided by investing activities	39,941	(49,750)
Financing activities:
Proceeds from sale of future royalties, net	44,783	—
Proceeds from the issuance of common stock, net of issuance costs	66,696	198,883
Proceeds from the sale of stock under employee stock purchase plan	367	451
Proceeds from the exercise of stock options	—	821
Net cash provided by financing activities	111,846	200,155
Increase in cash, cash equivalents, and restricted cash	17,900	98,036
Cash, cash equivalents, and restricted cash at beginning of the period	231,132	149,804
Cash, cash equivalents, and restricted cash at end of the period	$249,032	$247,840
Non-cash financing activities
Unpaid offering costs	$68	$75

See accompanying notes to unaudited condensed consolidated financial statements

Akebia Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Nature of Organization and Operations

Akebia Therapeutics, Inc., referred to as Akebia or the Company, was incorporated in the State of Delaware in 2007. Akebia is a biopharmaceutical company with the purpose of bettering the lives of people living with kidney disease. Akebia’s lead investigational product candidate, vadadustat, is an oral therapy in development for the treatment of anemia due to chronic kidney disease, or CKD. Vadadustat is an oral hypoxia-inducible factor prolyl hydroxylase inhibitor, or HIF-PHI, designed to mimic the physiologic effect of altitude on oxygen availability. At higher altitudes, the body responds to lower oxygen availability with stabilization of hypoxia-inducible factor, or HIF, which can lead to red blood cell, or RBC, production and improved oxygen delivery to tissues. Vadadustat is approved and marketed in Japan as a treatment for anemia due to CKD in both dialysis-dependent and non-dialysis dependent adult patients under the trade name VafseoTM. The Company submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for vadadustat in March of 2021 for the treatment of anemia due to CKD in adult patients with CKD on dialysis, or DD-CKD, and adult patients with CKD not on dialysis, or NDD-CKD. The Company's NDA submission was accepted for filing by the FDA in May 2021 and at the time of filing the NDA, the FDA indicated that they were not currently planning to hold an Advisory Committee meeting to discuss the application for vadadustat. The FDA also assigned the application standard review and a Prescription Drug User Fee Act (PDUFA) target action date of March 29, 2022. In addition, the Company has a commercial product, Auryxia® (ferric citrate), which is currently approved by the FDA and marketed for two indications in the United States: the control of serum phosphorus levels in DD-CKD adult patients and the treatment of iron deficiency anemia, or IDA, in NDD-CKD adult patients. Ferric citrate is also approved and marketed in Japan as an oral treatment for IDA in adult patients and the improvement of hyperphosphatemia in adult patients with DD-CKD and NDD-CKD under the trade name Riona (ferric citrate hydrate).

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

The Company’s management completed its going concern assessment in accordance with ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. The Company believes that its cash resources will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. There can be no assurance, however, that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all. The Company will require additional capital to pursue development and commercial activities related to Auryxia and vadadustat or any additional products and product candidates, including those that may be in-licensed or acquired. The Company expects to finance future cash needs through product revenue, public or private equity or debt transactions, payments from its collaborators, strategic transactions, or a combination of these approaches. However, adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital in sufficient amounts when needed or on attractive terms, it may not be able to pursue development and commercial activities related to Auryxia and vadadustat or any additional products and product candidates, including those that may be in-licensed or acquired.

2.Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.

In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or any other future period.

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

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K and are updated below as necessary.

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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: prepaid and accrued research and development expense, operating lease assets and liabilities, derivative liabilities, other non-current liabilities, including the excess purchase commitment liability, stock-based compensation expense, product and collaboration revenues including various rebates and reserves related to product sales, non-cash interest expense on the liability related to sale of future royalties, inventories, income taxes, intangible assets and goodwill. The Company has made estimates of the impact of COVID-19 within the unaudited condensed consolidated financial statements and there may be changes to those estimates in future periods including changes to sales, payor mix, reserves and allowances, intangible assets and goodwill.

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

3.Product Revenue and Reserves for Variable Consideration
To date, the Company’s only source of product revenue has been from the U.S. sales of Auryxia. Total net product revenue was $33.0 million and $30.7 million for the three months ended June 30, 2021 and 2020, respectively, and $63.4 million and $59.9 million for the six months ended June 30, 2021 and 2020, respectively. The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2021 and 2020 (in thousands):

	Chargebacks and Discounts	Rebates, Fees and other Deductions	Returns	Total
Balance at December 31, 2020	$802	$39,912	$649	$41,363
Current provisions related to sales in current year	6,084	69,163	3,616	78,863
Adjustments related to prior year sales	(6)	812	—	806
Credits/payments made	(5,588)	(63,795)	(3,715)	(73,098)
Balance at June 30, 2021	$1,292	$46,092	$550	$47,934

Balance at December 31, 2019	$738	$30,552	$253	$31,543
Current provisions related to sales in current year	5,055	66,348	2,684	74,087
Adjustments related to prior year sales	(31)	638	44	651
Credits/payments made	(4,995)	(54,945)	(2,237)	(62,177)
Balance at June 30, 2020	$767	$42,593	$744	$44,104

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

Accounts receivable, net related to product sales was approximately $35.0 million and $21.9 million as of June 30, 2021 and December 31, 2020, respectively.

4.License, Collaboration and Other Significant Agreements
During the three and six months ended June 30, 2021 and 2020, the Company recognized the following revenues from its license, collaboration and other significant agreements and had the following deferred revenue balances as of June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
License, Collaboration and Other Revenue:	(in thousands)		(in thousands)
MTPC Agreement	$4,594	$15,000	$4,612	$15,000
Otsuka U.S. Agreement	9,170	25,888	22,844	64,465
Otsuka International Agreement	4,700	12,832	11,672	32,202
Total Proportional Performance Revenue	$18,464	$53,720	$39,128	$111,667
JT and Torii	1,490	1,740	2,649	2,866
MTPC Other Revenue	—	3,986	73	4,182
Total License, Collaboration and Other Revenue	$19,954	$59,446	$41,850	$118,715

	June 30, 2021
	Short-Term	Long-Term	Total
Deferred Revenue:	(in thousands)
MTPC Agreement	$1,400	$—	$1,400
Otsuka U.S. Agreement	$6,089	$9,485	$15,574
Otsuka International Agreement	4,380	2,435	6,815
Vifor Agreement	—	4,678	4,678
Total	$11,869	$16,598	$28,467

The following table presents changes in the Company’s contract assets and liabilities during the six months ended June 30, 2021 and 2020 (in thousands):

Six Months Ended June 30, 2021	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$3,045	$18,884	$(19,112)	$2,817
Prepaid expenses and other current assets	$1,722	$211	$(5)	$1,928
Contract liabilities:
Deferred revenue	$40,559	$36,679	$(48,770)	$28,468
Accounts payable	$7,227	$—	$(7,227)	$—
Accrued expenses and other current liabilities	$10,000	$—	$—	$10,000

Six Months Ended June 30, 2020
Contract assets:
Accounts receivable(1)	$15,822	$118,368	$(115,382)	$18,808
Prepaid expenses and other current assets	$—	$756	$—	$756
Contract liabilities:
Deferred revenue	$72,950	$90,471	$(105,350)	$58,071
Accounts payable	$—	$5,651	$—	$5,651
Accrued expenses and other current liabilities	$—	$615	$(615)	$—

(1)Excludes accounts receivable from other services related to clinical and regulatory activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement as of June 30, 2021 and 2020 and December 31, 2020 and 2019. Also excludes accounts receivable related to amounts due to the Company from product sales which are included in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020.

During the three and six months ended June 30, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Recognized in the Period from:	2021	2020	2021	2020
Amounts included in deferred revenue at the beginning of the period	$5,822	$16,964	$10,895	$22,186
Performance obligations satisfied in previous periods	$—	$3,555	$—	$3,263

Mitsubishi Tanabe Pharma Corporation Collaboration Agreement
Summary of Agreement
On December 11, 2015, the Company and MTPC entered into a collaboration agreement, or the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to vadadustat in Japan and certain other Asian countries, collectively, the MTPC Territory. In addition, the Company will supply vadadustat for both clinical and commercial use in the MTPC Territory, subject to MTPC’s option to manufacture commercial drug product in the MTPC Territory. A more detailed description of this collaboration agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In February 2021, the Company entered into a royalty interest acquisition agreement with HealthCare Royalty Partners IV, L.P., or the Royalty Agreement, whereby the Company sold its right to receive royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 5 for additional information).
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

As of June 30, 2021, the transaction price was comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received, comprised of $10.0 million relating to the JNDA filing and $15.0 million relating to regulatory approval of vadadustat in Japan, and (vi) $0.5 million in royalties from net sales of Vafseo. As of June 30, 2021, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. The Company recognized $0.1 million of revenue from MTPC royalties for each of the three and six months ended June 30, 2021. The Company recognized a $15.0 million regulatory milestone relating to regulatory approval of vadadustat in Japan as revenue during the three and six months ended June 30, 2020. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 5 for additional information). The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of June 30, 2021, there was an immaterial amount in accounts receivable, no deferred revenue, and no contract assets. There were no asset or liability balances classified as long-term in the unaudited condensed consolidated balance sheet as of June 30, 2021.
Supply of Drug Product to MTPC
In March 2020, in connection with the MTPC Agreement, the Company and MTPC executed an amendment that agreed to supply MTPC with certain vadadustat process validation drug product for commercial use and MTPC agreed to reimburse the Company for certain manufacturing-related expenses. In connection with this arrangement, the Company invoiced the upfront payment of $10.4 million, which it received during the three months ended June 30, 2020. The Company does not recognize revenue under this arrangement until risk of loss passes to MTPC and delivery has occurred. No revenues were recognized for either of the three or six months ended June 30, 2021 and 2020 for drug product that was delivered under the MTPC Agreement. As of June 30, 2021, the Company recorded no accounts receivable, no deferred revenue, and $3.0 million in other current liabilities and $0.6 million in other non-current liabilities for drug product that was subject to return by MTPC.
On July 15, 2020, the Company and its collaboration partner MTPC entered into a supply agreement, or the MTPC Supply Agreement. The MTPC Supply Agreement includes the terms and conditions under which the Company will supply vadadustat drug product to MTPC for commercial use in Japan and certain other Asian countries, as contemplated by the MTPC Agreement. A more detailed description of this supply agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

The Company recognized $4.5 million of revenue under the MTPC Supply Agreement during the three and six months ended June 30, 2021. During the six months ended June 30, 2021, the Company invoiced MTPC for $9.5 million in payments for vadadustat drug product ordered by MTPC. As of June 30, 2021, the Company recorded $0.9 million in accounts receivable, $1.4 million in deferred revenue, $15.1 million in other current liabilities and $7.6 million in other non-current liabilities.
U.S. Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.
Summary of Agreement
On December 18, 2016, the Company entered into a collaboration and license agreement with Otsuka, or the Otsuka U.S. Agreement. The collaboration is focused on the development and commercialization of vadadustat in the United States.
Under the terms of the Otsuka U.S. Agreement, the Company granted to Otsuka a co-exclusive, non-sublicensable license under certain intellectual property controlled by the Company solely to perform medical affairs activities and to conduct non-promotional and commercialization activities related to vadadustat in accordance with the associated plans. The co-exclusive license relates to activities that will be jointly conducted by the Company and Otsuka pursuant to the terms of the Otsuka U.S. Agreement. Additionally, the parties agreed not to promote, market or sell any competing product in the territory covered by the Otsuka U.S. Agreement. A more detailed description of this collaboration agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

The Company has identified three performance obligations in connection with its obligations under the Otsuka U.S. Agreement as follows: i) License and Development Services Combined (License Performance Obligation); (ii) Rights to Future Intellectual Property (Future IP Performance Obligation) and (iii) Joint Committee Services (Committee Performance Obligation). Factors considered in making the assessment of which material promises will be accounted for as separate performance obligations included, among other things, the capabilities of the collaboration partner, whether any other vendor sells the item separately, whether the good or service is highly interdependent or highly interrelated to the other elements in the arrangement, and whether there are other vendors that can provide the items. Additionally, the Otsuka U.S. Agreement does not include a general right of return. A more detailed description of the performance obligations under this agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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
The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that under ASC 606, the contract was modified in the second quarter of 2019 when the Otsuka Funding Option became effective and the Company became eligible to receive the Additional Funding amount. In connection with the modification, the Company adjusted the transaction price to include the Additional Funding amount as additional variable consideration. The Company constrains the variable consideration to an amount for which a significant revenue reversal is not probable. In the event that there is consideration received by a customer in the form of activities performed by such customer under the global development plan, such consideration is reflected as a reduction to the transaction price as contra revenue rather than as an expense because the associated services are not distinct from the License Performance Obligation. The Company estimates the additional funding as a result of exercising the Otsuka Funding Option, or the Additional Funding, to total approximately $122.2 million or more, depending on the actual costs incurred toward the current global development plan. The Additional Funding is fully creditable against future payments due to the Company under the arrangement, provided that future payments due to the Company may not be reduced by more than 50% in any calendar year and any remaining creditable amount above 50% in any calendar year will be applied to subsequent future payments until fully credited. As of June 30, 2021, the Additional Funding was $100.0 million.
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
As of June 30, 2021, the transaction price totaling $479.1 million was comprised of: (i) the up-front payment of $125.0 million, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016 of $33.8 million, and (iii) the estimate of the net cost share consideration to be received of approximately $320.3 million with respect to amounts incurred by the Company subsequent to December 31, 2016. As of June 30, 2021, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.
During the three months ended June 30, 2021 and 2020 the Company recognized revenue totaling approximately $9.2 million and $25.9 million, respectively, and approximately $22.8 million and $64.5 million, during the six months ended June 30, 2021 and 2020, respectively, with respect to the Otsuka U.S. Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2021, there was approximately $15.6 million of deferred revenue related to the Otsuka U.S. Agreement of which $6.1 million is classified as current and $9.5 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of June 30, 2021, there was an immaterial amount in accounts receivable and $1.3 million in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2020, there was approximately $5.0 million in contract liabilities (included in accounts payable) and $1.2 million in prepaid expenses and other current assets in the consolidated balance sheet.
The Company determined that the medical affairs, commercialization and non-promotional activities elements of the Otsuka U.S. Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, the Company is accounting for the joint medical affairs, commercialization and non-promotional activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the Company has determined that in the context of the medical affairs, commercialization and non-promotional activities, Otsuka does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, the activities conducted pursuant to the medical affairs, commercialization and non-promotional activities plans will be accounted for as a component of the related expense in the period incurred. During the three months ended June 30, 2021 and 2020, the Company incurred approximately $2.9 million and $0.2 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $1.4 million and $0.1 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021 and 2020, Otsuka incurred approximately $0.3 million and $0.4 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.1 million and $0.2 million are reimbursable by the Company and recorded as an increase to research and development expense during each of the three months ended June 30, 2021 and 2020.
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
Under the terms of the Otsuka International Agreement, the Company granted to Otsuka an exclusive, sublicensable license under certain intellectual property controlled by the Company to develop and commercialize vadadustat and products containing or comprising vadadustat in the Otsuka International Territory. Additionally, under the terms of this agreement, the Company is responsible for leading the development of vadadustat, including the ongoing global Phase 3 development program. Otsuka has the sole responsibility, at its own cost, for the commercialization of vadadustat in the Otsuka International Territory, subject to the approval by the relevant regulatory authorities. A more detailed description of this collaboration agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

The Company has identified three performance obligations in connection with its obligations under the Otsuka International Agreement as follows: i) License and Development Services Combined (License Performance Obligation); (ii) Rights to Future Intellectual Property (Future IP Performance Obligation) and (iii) Joint Committee Services (Committee Performance Obligation). Factors considered in making this assessment of which material promises will be accounted for as a separate performance obligation included, among other things, the capabilities of the collaboration partner, whether any other vendor sells the item separately, whether the good or service is highly interdependent or highly interrelated to the other elements in the arrangement, and whether there are other vendors that can provide the items.  Additionally, the Otsuka International Agreement does not include a general right of return. A more detailed description of the performance obligations under this agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
As of June 30, 2021, the transaction price totaling $296.3 million was comprised of: (i) the up-front payment of $73.0 million, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017 of $0.2 million, and (iii) an estimate of the net cost share consideration to be received with respect to amounts incurred by the Company subsequent to March 31, 2017 of $223.1 million. As of June 30, 2021, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.
During the three months ended June 30, 2021 and 2020, the Company recognized revenue totaling approximately $4.7 million and $12.8 million, respectively, and approximately $11.7 million and $32.2 million, respectively, during the six months ended June 30, 2021 and 2020, with respect to the Otsuka International Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2021, there was approximately

$6.8 million of deferred revenue related to the Otsuka International Agreement of which $4.4 million is classified as current and $2.4 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of June 30, 2021, there was an immaterial amount in accounts receivable and $0.6 million in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2020, there was approximately $2.3 million in contract liabilities (included in accounts payable) and $0.5 million in prepaid expenses and other current assets in the consolidated balance sheet.
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
Under the terms of the Janssen Agreement, the Company made an upfront payment of $1.0 million in cash to Janssen and issued a warrant (or "the Warrant") to purchase 509,611 shares of the Company’s common stock with an exercise price of $9.81 per share to Johnson & Johnson Innovation – JJDC, Inc., or JJDC, an affiliate of Janssen. The Warrant is exercisable by JJDC, in whole or in part, at any time prior to February 9, 2022. The Warrant and the shares issuable upon exercise of the Warrant will be sold and issued without registration under the Securities Act of 1933, as amended, or the Securities Act. The Company recorded the fair value of the Warrant in the amount of $3.4 million to additional paid-in capital and research and development expense in March 2017. In addition, Janssen could be eligible to receive up to an aggregate of $16.5 million from the Company in specified development milestone payments on a product-by-product basis. Janssen will also be eligible to receive up to $215.0 million from the Company in specified commercial milestones as well as tiered, escalating royalties ranging from a low- to mid-single digit percentage of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory. A more detailed description of this collaboration agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Cyclerion Therapeutics License Agreement

Summary of Agreement

On June 4, 2021, the Company entered into a License Agreement, the Cyclerion Agreement, with Cyclerion Therapeutics Inc., or Cyclerion, pursuant to which Cyclerion granted the Company an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral sGC stimulator.

Under the terms of the Cyclerion Agreement, the Company made an upfront payment of $3.0 million in cash to Cyclerion, which was paid during the second quarter of 2021. Substantially all of the fair value of the assets acquired in conjunction with the Cyclerion Agreement was concentrated in the acquired license. As a result, the Company accounted for this transaction as an asset acquisition under ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The upfront payment was charged to expense at acquisition, as it relates to a development stage compound with no alternative future use.

In addition, Cyclerion could be eligible to receive up to an aggregate of $222.0 million from the Company in specified development and regulatory milestone payments on a product-by-product basis. Cyclerion will also be eligible to receive specified commercial milestones as well as tiered royalties ranging from a low-single-digit- to mid-double-digit percentage of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory. The Company recorded the upfront payment in the amount of $3.0 million to research and development expense in June 2021.

Unless earlier terminated, the Cyclerion Agreement will expire on a product-by-product and country-by-country basis upon the expiration of the last royalty term, which ends upon the longer of the expiration of the patents licensed under the Cyclerion Agreement, the expiration of regulatory exclusivity for such product, or 10 years from first commercial sale of such product.

The Company may terminate the Cyclerion Agreement in its entirety or only with respect to a particular licensed compound or product upon 180 days’ prior written notice to Cyclerion. The parties also have customary termination rights, subject to a cure period, in the event of the other party’s material breach of the Cyclerion Agreement or in the event of certain additional circumstances.
Vifor Pharma License Agreement
Summary of Agreement
On May 12, 2017, the Company entered into a License Agreement, or the Vifor Agreement, with Vifor (International) Ltd., or Vifor Pharma, pursuant to which the Company granted Vifor Pharma an exclusive license to sell vadadustat solely to Fresenius Kidney Care Group LLC, or FKC, an affiliate of Fresenius Medical Care North America, or FMCNA, in the United States. On April 8, 2019, the Company and Vifor Pharma entered into an Amended and Restated License Agreement, or the Vifor Amended Agreement, which amended and restated in full the Vifor Agreement. Pursuant to the Vifor Amended Agreement, the Company granted Vifor Pharma an exclusive license to sell vadadustat to FKC and to certain third party dialysis organizations approved by the Company, or Third Party Dialysis Organizations, in the United States. A more detailed description of this collaboration agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
Priority Review Voucher Letter Agreement
On February 14, 2020, the Company entered into a letter agreement, or the Letter Agreement, with Vifor Pharma relating to Vifor Pharma’s agreement with a third party to purchase a Priority Review Voucher, or the PRV, issued by the FDA, subject to satisfaction of customary closing conditions, or the PRV Purchase. A PRV entitles the holder to priority review of a New Drug Application, or NDA, or a Biologics License Application for a new drug, which reduces the target FDA review time to six months after official acceptance of the submission, and could lead to expedited approval. Pursuant to the Letter Agreement, Akebia paid Vifor Pharma $10.0 million in connection with the closing of the PRV Purchase. Vifor Pharma is obligated to retain all rights to, and maintain the validity of, the PRV until Akebia and Vifor Pharma (a) enter into a definitive agreement setting forth the financial and other terms by which Vifor Pharma will assign the PRV to Akebia for use with Akebia’s NDA for vadadustat for the treatment of anemia due to CKD in both dialysis-dependent and non-dialysis dependent patients, or (b) make a mutual decision to sell the PRV and share the proceeds based on certain terms. In March of 2021, the Company submitted an NDA for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients. The Company's NDA submission did not include a PRV.

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
On April 17, 2019, the Company and Panion entered into a second amended and restated license agreement, or the Panion Amended License Agreement, which amends and restates in full the Panion License Agreement, effective as of April 17, 2019. The Panion Amended License Agreement provides Keryx with an exclusive license under Panion-owned know-how and patents covering the rights to sublicense, develop, make, use, sell, offer for sale, import and export ferric citrate worldwide, excluding the Licensor Territory. The Panion Amended License Agreement also provides Panion with an exclusive license under Keryx-owned patents covering the rights to sublicense (with the Company’s written consent), develop, make, use, sell, offer for sale, import and export ferric citrate in certain countries in the Licensor Territory. Consistent with the Panion License Agreement, under the Panion Amended License Agreement, Panion is eligible to receive from the Company or any sublicensee royalty payments based on a mid-single digit percentage of sales of ferric citrate in the Company’s licensed territories. The Company is eligible to receive from Panion or any sublicensee royalty payments based on a mid-single digit percentage of net sales of ferric citrate in Panion’s licensed territories. A more detailed description of this license agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The Company recognized royalty payments due to Panion of approximately $2.8 million during each of the three months ended June 30, 2021 and 2020 and $5.3 million during each of the six months ended June 30, 2021 and 2020 relating to the Company’s sales of Auryxia in the United States and JT and Torii’s net sales of Riona in Japan, as the Company is required to pay a mid-single digit percentage of net sales of ferric citrate in the Company’s licensed territories to Panion under the terms of the Panion Amended License Agreement.
Sublicense Agreement with Japan Tobacco, Inc. and its subsidiary, Torii Pharmaceutical Co., Ltd.
Summary of Agreement
As a result of the Merger, the Company has an Amended and Restated Sublicense Agreement, which was amended in June 2013, with JT and Torii, or the JT and Torii Sublicense Agreement, under which Keryx, the Company’s wholly owned subsidiary, remains the contracting party. Under the JT and Torii Sublicense Agreement, JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate hydrate in Japan. JT and Torii are responsible for the future development and commercialization costs in Japan. A more detailed description of this sublicense agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
The Company recognized license revenue of $1.5 million and $1.7 million during the three months ended June 30, 2021 and 2020, respectively, and $2.6 million and $2.9 million, respectively, during the six months ended June 30, 2021 and 2020, respectively, related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.

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

Although the Company sold its right to receive royalties and sales milestones for vadadustat in the MTPC Territory as described above, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue. The Company recognized the proceeds received from HCR as a liability that is being amortized using the effective interest method over the life of the arrangement. At the transaction date, the Company recorded the net proceeds of $44.8 million as a liability. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future net royalty payments to be made to HCR over the term of the Royalty Agreement. The total threshold of net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. The Company imputes interest on the unamortized portion of the liability using the effective interest method. The annual effective interest rate as of June 30, 2021 was 19.3% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss. Over the course of the Royalty Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in forecasted royalty revenue. There are a number of factors that could materially affect the amount and timing of royalty payments from MTPC, none of which are within the Company's control. On a quarterly basis, the Company reassesses the effective interest rate and adjusts the rate prospectively as needed.

The following table shows the activity within the liability account for the six months ended June 30, 2021:

June 30, 2021
(in thousands)
Liability related to sale of future royalties, net — beginning balance	$—
Proceeds from sale of future royalties, net	44,783
MTPC royalties payable	(116)
Non-cash interest expense recognized	4,427
Liability related to sale of future royalties, net — ending balance	$49,094

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

6.Available For Sale Securities

Cash, cash equivalents, and available for sale securities at June 30, 2021 and December 31, 2020 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2021
Cash and cash equivalents	$246,992	$—	$—	$246,992
Available for sale securities:
U.S. government debt securities	$—	$—	$—	$—
Total available for sale securities	$—	$—	$—	$—
Total cash, cash equivalents, and available for sale securities	$246,992	$—	$—	$246,992

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2020
Cash and cash equivalents	$228,698	$—	$—	$228,698
Available for sale securities:
U.S. government debt securities	$39,979	$13	$—	$39,992
Total available for sale securities	$39,979	$13	$—	$39,992
Total cash, cash equivalents, and available for sale securities	$268,677	$13	$—	$268,690

There were no realized gains or losses on available for sale securities for the three and six months ended June 30, 2021 and 2020 and the Company did not recognize any credit losses during the three and six months ended June 30, 2021 and 2020. Additionally, the Company did not have any available for sale securities that were in an unrealized loss position as of June 30, 2021 and December 31, 2020.

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

Assets measured or disclosed at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2021
Assets:
Cash and cash equivalents	$246,992	$—	$—	$246,992
	$246,992	$—	$—	$246,992
Liabilities:
Derivative liability	$—	$—	$1,930	$1,930
	$—	$—	$1,930	$1,930

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2020
Assets:
Cash and cash equivalents	$228,698	$—	$—	$228,698
U.S. government debt securities	—	39,992	—	39,992
	$228,698	$39,992	$—	$268,690
Liabilities:
Derivative liability	$—	$—	$2,420	$2,420
	$—	$—	$2,420	$2,420

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

The events of default include maintaining, on an annual basis, a minimum liquidity threshold which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. The Company recorded a derivative liability related to the Company’s Loan Agreement with Pharmakon of $1.9 million and $2.4 million as of June 30, 2021 and December 31, 2020, respectively. The Company classified the derivative liability as a non-current liability on the unaudited condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020. The estimated fair value of the derivative liability on both June 30, 2021 and December 31, 2020 was determined using a scenario-based approach and discounted cash flow model that includes principal and interest payments under various scenarios involving clinical development success for vadadustat and various cash flow assumptions. Probabilities surrounding clinical development success were derived using industry benchmarks. Should the Company’s assessment of the probabilities around these scenarios change, including for changes in market conditions, there could be a change to the fair value of the derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2020	$2,420
Change in fair value of derivative liability, recorded as other expense	80
Balance at March 31, 2021	$2,500
Change in fair value of derivative liability, recorded as other income	(570)
Balance at June 30, 2021	$1,930

The Company had no other assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2021 and December 31, 2020.

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

8.Inventory

The components of inventory are summarized as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Raw materials	$2,060	$2,542
Work in process	78,287	64,076
Finished goods	16,716	19,691
Total inventory	$97,063	$86,309

Long-term inventory, which primarily consists of raw materials and work in process, is included in other assets in the Company’s unaudited condensed consolidated balance sheets.

	June 30, 2021	December 31, 2020
	(in thousands)
Balance Sheet Classification:
Inventory	$37,898	$61,017
Other assets	59,165	25,292
Total inventory	$97,063	$86,309

Inventory amounts written down as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold totaled $0.4 million and $5.4 million during the three and six months ended June 30, 2021, in addition to related step-up charges of $8.7 million during the six months ended June 30, 2021. Inventory write-downs charged to cost of goods sold totaled $9.9 million and $10.1 million during the three and six months ended June 30, 2020. The decrease for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 was primarily due to lower write-downs to inventory reserves related to a previously disclosed manufacturing quality issue related to Auryxia during 2020.

If future sales of Auryxia are lower than expected, the Company may be required to write-down the value of such inventories. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of sales in the unaudited condensed consolidated statement of operations.

9.Intangible Assets and Goodwill
Intangible Assets
The following table presents the Company’s intangible assets at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Gross Carrying Value	Accumulated Amortization	Total	Estimated useful life
Acquired intangible assets:
Developed product rights for Auryxia	$213,603	$(87,455)	$126,148	6 years

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	ASC 842 Adjustment	Total	Estimated useful life
Acquired intangible assets:
Developed product rights for Auryxia	$213,603	$(69,433)	—	$144,170	6 years
Favorable lease	545	(5)	(540)	—	N/A
Total	$214,148	$(69,438)	$(540)	$144,170

On December 12, 2018, the Company completed the Merger, whereby it acquired certain definite-lived intangible assets, including the developed product rights for Auryxia and a favorable lease. The Company amortizes its definite-lived intangible assets acquired as part of the Merger using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life. The Company recorded $9.0 million and $9.1 million in amortization expense related to the developed product rights for Auryxia during the three months ended June 30, 2021 and 2020, respectively, and $18.0 million and $18.2 million during the six months ended June 30, 2021 and 2020, respectively.

Goodwill
Goodwill was $55.1 million as of June 30, 2021 and December 31, 2020. The Company operates in one operating segment which the Company considers to be the only reporting unit. Goodwill is evaluated for impairment at the reporting unit level on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. There were no impairments of goodwill during the three and six months ended June 30, 2021 or 2020.

10.Accrued Expenses

Accrued expenses as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Product revenue allowances	$38,433	$38,049
Accrued clinical	16,034	28,986
MTPC - Supply of commercial drug product	15,069	13,887
Otsuka PRV contribution	10,000	10,000
Accrued payroll	8,238	14,402
Lease liability	5,575	5,286
MTPC - Supply of validation drug product	2,994	4,090
Royalties	2,807	2,998
Professional fees	1,416	3,271
Accrued commercial manufacturing	1,288	514
Accrued severance	649	497
Accrued other	9,239	8,644
Total accrued expenses	$111,742	$130,624

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

The Loan Agreement contains customary representations, warranties, events of default and covenants of the Company and its subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of June 30, 2021 and December 31, 2020, the Company determined that no events of default had occurred.

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

The fair value of the derivative liability related to the Company’s Loan Agreement with Pharmakon was $1.9 million and $2.4 million as of June 30, 2021 and December 31, 2020, respectively. The Company classified the derivative liability as a non-current liability on the unaudited condensed consolidated balance sheet as of June 30, 2021.

The Company recognized interest expense related to the Loan Agreement of $2.7 million and $2.2 million, respectively, during the three months ended June 30, 2021 and 2020, and $5.4 million and $4.4 million for the first six months ended June 30, 2021 and 2020, respectively.

12.Warrant

In connection with the Janssen Agreement, in February 2017, the Company issued a warrant to purchase 509,611 shares of the Company’s common stock at an exercise price of $9.81 per share. The warrant was fully vested upon issuance and exercisable in whole or in part, at any time prior to February 9, 2022. The warrant satisfied the equity classification criteria of ASC 815, and is therefore classified as an equity instrument. The fair value at issuance of $3.4 million was calculated using the Black Scholes option pricing model and was charged to research and development expense as it represented consideration for a license for which the underlying intellectual property was deemed to have no alternative future use. As of June 30, 2021, the warrant remains outstanding and expires on February 9, 2022.

13.Stockholders’ Equity
Authorized and Outstanding Capital Stock
On June 5, 2020, the Company filed a Certificate of Amendment to its Ninth Amended and Restated Certificate of Incorporation, or its Charter, to increase the number of authorized shares of common stock from 175,000,000 to 350,000,000. As of June 30, 2021, the authorized capital stock of the Company included 350,000,000 shares of common stock, par value $0.00001 per share, of which 169,651,423 and 148,074,085 shares were issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which no shares were issued and outstanding as of June 30, 2021 and December 31, 2020.
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
On March 12, 2020, the Company filed a prospectus supplement relating to the sales agreement, pursuant to which it is able to offer and sell up to $65.0 million of its common stock at current market prices from time to time. Through December 31, 2020, the Company sold 3,509,381 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $10.6 million. During the three months ended March 31, 2021, the Company sold 5,224,278 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $15.9 million.
On February 25, 2021, the Company filed a prospectus relating to the sales agreement with its new shelf registration statement (which replaced the prior shelf registration statement and the sales agreement prospectus supplement), pursuant to which it is able to offer and sell up to $100.0 million of its common stock at current market prices from time to time. During the three and six months ended June 30, 2021 and through the date of this Quarterly Report on Form 10-Q, the Company sold 10,446,160 and 24,404,643 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $37.3 million and $67.2 million, respectively.
Equity Plans
The Company maintains one stock incentive plan, the 2014 Incentive Plan, or the 2014 Plan as well as the 2014 Employee Stock Purchase Plan, or the 2014 ESPP. The 2014 Plan replaced the Company’s Amended and Restated 2008 Equity Incentive Plan, or the 2008 Plan, however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. On June 6, 2019, the Company’s shareholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or the ESPP. The Company also maintains an inducement award program that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the six months ended June 30, 2021, the Company granted 864,200 options to purchase shares of the Company’s common stock to new hires as inducements material to such employees' entering into employment with the Company, of which 845,200 options to purchase Akebia Shares remained outstanding as of June 30, 2021.
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

The Company grants service-based stock options to employees under the 2014 Plan. During the six months ended June 30, 2021, the Company issued 1,797,200 options to employees. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. During the first six months ended June 30, 2021, the Company issued 200,800 options to directors under the 2014 Plan. Options granted by the Company vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options generally expire 10 years after the date of grant.

The Company also grants service-based restricted stock units, or RSUs to employees under the 2014 Plan. During the six months ended June 30, 2021, the Company issued 3,372,212 RSUs to employees. In addition, the Company issued 82,200 RSUs to directors under the 2014 Plan during the six months ended June 30, 2021. The Company also occasionally issues RSUs not in connection with the annual grant process to employees. Generally, RSUs granted by the Company vest in one of the following ways: (i) 100% of each RSU grant vests on either the first or the third anniversary of the grant date, (ii) one third of each RSU grant vests on the first, second and third anniversaries of the grant date, subject, in each case, to the individual’s continued service through the applicable vesting date, or (iii) 50% of each RSU grant vests on the first anniversary and 25% of each RSU grant vests every six months after the one year anniversary of the grant date. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized on a straight-line basis over the vesting period.

The Company also grants performance-based restricted stock units, or PSUs to employees under the 2014 Plan. The PSUs granted by the Company vest in connection with the achievement of specified commercial and regulatory milestones. The PSUs also feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized over time based on the probability of meeting such commercial and regulatory milestones. The Company did not grant any PSUs during the six months ended June 30, 2021.
The ESPP provides for the issuance of options to purchase shares of the Company’s common stock to participating employees at a discount to their fair market value. As noted above, the Company’s stockholders approved the ESPP, which amended and restated the Company’s 2014 ESPP, on June 6, 2019. The maximum aggregate number of shares at June 30, 2021 of the Company’s common stock available for future issuance under the ESPP is 5,326,058. Under the ESPP, each offering period is six months, at the end of which employees may purchase shares of the Company’s common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of eighty-five percent (85%) of the closing price of the Company’s common stock at the beginning or end of the offering period. The Company issued 154,276 shares under the ESPP during the six months ended June 30, 2021.

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

The term of the Cambridge Lease with respect to the office space expires on September 11, 2026, with one five-year extension option available. The term of the Boston Lease office space expires on February 28, 2023, with an extension option for one additional five-year term available. The renewal options in these real estate leases were not included in the calculation of the operating lease assets and operating lease liabilities as the renewal is not reasonably certain. The term of the Cambridge Lease with respect to the lab space expires on January 31, 2025, with an extension option for one additional period through September 11, 2026. The renewal option in this real estate lease was included in the calculation of the operating lease assets and operating lease liabilities as the renewal is reasonably certain. The lease agreements do not contain residual value guarantees. Operating lease costs were $1.7 million for each of the three months ended June 30, 2021 and 2020 and $3.3 million for each of the six months ended June 30, 2021 and 2020. Cash paid for amounts included in the measurement of operating lease liabilities was $1.8 million for each of the three months ended June 30, 2021 and 2020 and $3.5 million for each of the six months ended June 30, 2021 and 2020, respectively.

In September 2019, Keryx entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc., or Foundation. The sublease is subject and subordinate to the Boston Lease between Keryx and the landlord. The term of the sublease commenced on October 16, 2019, upon receipt of the required consent from the landlord for the sublease agreement, and expires on February 27, 2023. Foundation is obligated to pay Keryx rent that approximates the rent due from Keryx to its landlord with respect to the Boston Lease. Sublease rental income is recorded to other income. Keryx continues to be obligated for all payment terms pursuant to the Boston Lease, and the Company will guaranty Keryx’s obligations under the sublease. Keryx recorded $0.4 million in sublease rental income from Foundation during each of the three months ended June 30, 2021 and 2020 and $0.9 million during each of the six months ended June 30, 2021 and 2020.

The Company has not entered into any material short-term leases or financing leases as of June 30, 2021.

The total security deposit in connection with the Cambridge Lease is $1.6 million as of June 30, 2021. Additionally, the Company recorded $0.4 million for the security deposit under the Boston Lease. Both the Cambridge Lease and the Boston Lease have their security deposits in the form of a letter of credit, all of which are included as restricted cash in other assets in the Company’s unaudited condensed consolidated balance sheets as of June 30, 2021.

As of June 30, 2021, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter are as follows:

	Operating Leases	Lease Payments to be Received from Sublease	Net Operating Lease Payments
	(in thousands)
Remaining 2021	$3,582	$902	$2,680
2022	7,328	1,824	5,504
2023	5,954	307	5,647
2024	5,746	—	5,746
2025	5,823	—	5,823
Thereafter	4,052	—	4,052
Total	$32,485	$3,033	$29,452

In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.22% to 6.94%, which were based on the remaining lease term at either the date of adoption of ASC 842 or the effective date of any subsequent lease term extensions. As of June 30, 2021, the remaining lease terms ranged from 1.67 years to 5.20 years. As of June 30, 2021, the following represents the difference between the remaining undiscounted minimum rental commitments under non-cancelable leases and the operating lease liabilities:

Operating Leases
(in thousands) Total
Undiscounted minimum rental commitments	$32,485
Present value adjustment using incremental borrowing rate	(4,836)
Operating lease liabilities	$27,649

Manufacturing Agreements
As a result of the Merger, the Company's contractual obligations include Keryx’s commercial supply agreements with BioVectra Inc., or BioVectra, and Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.

Pursuant to the Manufacture and Supply Agreement with BioVectra and the Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the BioVectra Agreement, the Company agreed to purchase minimum quantities of Auryxia drug substance annually at predetermined prices. On September 4, 2020, the Company and BioVectra entered into an Amended and Restated Product Manufacture and Supply and Facility Construction Agreement, which provided for reduced minimum quantity commitments and revised the predetermined prices. The price per kilogram decreases with an increase in quantity above the predetermined purchase quantity tiers. In addition, the Manufacture and Supply Agreement with BioVectra and the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the Amended BioVectra Agreement, requires the Company to reimburse BioVectra for certain costs in connection with construction of a new facility for the manufacture and supply of Auryxia drug substance. These construction costs are recorded in other assets and amortized into drug substance as inventory is released to the Company from BioVectra. The term of the Manufacture and Supply Agreement with BioVectra expires on December 31, 2022. The term of the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement expires on December 31, 2026, after which it automatically renews for successive one-year terms unless either party gives notice of its intention to terminate within a specified time prior to the end of the then-current term. In addition, the Company and BioVectra each have the ability to terminate these agreements upon the occurrence of certain conditions. As of June 30, 2021, the Company is required to reimburse BioVectra for certain costs in connection with the construction of the new facility and to purchase minimum quantities of Auryxia drug substance annually for a total cost of approximately $84.3 million through the end of the contract term.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, as amended (the most recent amendment having been executed on February 11, 2021), or the Siegfried Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The term of the Siegfried Agreement expires on December 31, 2022, subject to our option to extend the term through December 31, 2023 by providing 12 months’ prior written notice to Siegfried. The Siegfried Agreement provides the Company and Siegfried with certain early termination rights. As of June 30, 2021, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $32.4 million through the year ending December 31, 2022.

As part of purchase accounting, the Company identified executory contracts in the commercial supply agreements between Keryx and its contract manufacturers for Auryxia, which include future firm purchase commitments. These executory contracts were deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. The Company regularly reviews its estimate of the excess purchase commitment liability including a review of assumptions of expected future demand, estimates of anticipated expiry of inventory under firm purchase commitments that are estimated to expire before they could be sold as well as any modifications to supply agreements during each reporting period. During the second quarter ended June 30, 2021, the Company completed a routine update of its long-range plan and related estimates of expiry. This routine update included the impact of recent activity with regards to our long-term payor contract strategy which continues to focus on contract economics and net revenue growth and resulted in a $30.3 million increase in the estimated excess purchase commitments liability with an associated charge to cost of goods sold during the quarter ended June 30, 2021. The liability related to the amount of purchase commitments that exceed the current forecast or were estimated to expire prior to sale was $77.1 million and $55.8 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, the Company also considered whether this increase was a potential indicator of impairment of the Auryxia asset group as of June 30, 2021. As part of its assessment, the Company reviewed the Auryxia net sales and estimated future cash flows included in its long-range plan and concluded that the increase in excess purchase commitment liability was not an indicator of impairment of the Auryxia asset group as of June 30, 2021. In addition, during the first quarter ended March 31, 2021, the Company recorded a non-cash gain to cost of goods sold of $9.0 million driven largely by a reduction in purchase commitments due to the amendment to the Siegfried Agreement during the first quarter of 2021.

On April 9, 2019, the Company entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement includes the terms and conditions under which Esteve will manufacture vadadustat drug substance for commercial use. Pursuant to the Esteve Agreement, the Company provides rolling forecasts to Esteve on a quarterly basis, or the Esteve Forecast. The Esteve Forecast reflects the Company’s needs for vadadustat drug substance produced by Esteve over a certain number of months, represented as a quantity of vadadustat drug substance per calendar quarter. The parties have agreed to a volume-based pricing structure under the Esteve Agreement. The Esteve Agreement has an initial term of four years, beginning April 9, 2019 and ending April 9, 2023. Pursuant to the Esteve Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from Esteve. As of June 30, 2021, the Company has committed to purchase $36.7 million of vadadustat drug substance from Esteve through the fourth quarter of 2022.

On March 11, 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement. The Patheon Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use. Pursuant to the Patheon Agreement, the Company provides Patheon a long-term forecast on an annual basis, as well as short-term forecasts on a quarterly basis, or the Patheon Forecast. The Patheon Forecast reflects the Company’s needs for commercial supply of vadadustat drug product produced by Patheon, represented as a quantity of drug product per calendar quarter. The parties have agreed to a volume-based pricing structure under the Patheon Agreement. The Patheon Agreement has an initial term beginning March 11, 2020 and ending June 30, 2023. Pursuant to the Patheon Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug product from Patheon. As of June 30, 2021, the Company had a minimum commitment with Patheon for $2.6 million through the third quarter of 2021.

On April 2, 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, or the WuXi STA DS Agreement. The WuXi STA DS Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat drug substance for commercial use. Pursuant to the WuXi STA DS Agreement, the Company provides rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA DS Forecast. The WuXi STA DS Forecast reflects the Company’s needs for vadadustat drug substance produced by WuXi STA over a certain number of quarters. The parties have agreed to a volume-based pricing structure under the WuXi STA DS Agreement. The WuXi STA DS Agreement has an initial term of four years, beginning April 2, 2020 and ending April 2, 2024. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from WuXi STA. As of June 30, 2021, the Company has committed to purchase $45.5 million of vadadustat drug substance from WuXi STA through the first quarter of 2022.

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

Other Third Party Contracts
Under the Company’s agreement with IQVIA to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of June 30, 2021 were approximately $8.3 million, of which Otsuka reimburses a significant portion back to the Company. Substantive performance for the committed work with IQVIA was completed in 2020 and close out activities will be performed throughout 2021. The Company also contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $187.6 million at June 30, 2021. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

Litigation and Related Matters
From time to time, the Company may become subject to legal proceedings and claims which arise in the ordinary course of its business. Consistent with ASC 450, Contingencies, the Company’s policy is to record a liability if a loss in a significant legal dispute is considered probable and an amount can be reasonably estimated. The Company provides disclosure when a loss in excess of any reserve is reasonably possible, and if estimable, the Company discloses the potential loss or range of possible loss. Significant judgment is required to assess the likelihood of various potential outcomes and the quantification of loss in those scenarios. The Company’s estimates change as litigation progresses and new information comes to light. Changes in Company estimates could have a material impact on the Company’s results and financial position. As of June 30, 2021, the Company does not have any significant legal disputes that require a loss liability to be recorded. The Company continually monitors the need for a loss liability for litigation and related matters.

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

	As of June 30,
	2021	2020
Warrant	509,611	509,611
Outstanding stock options	11,532,673	9,632,240
Unvested restricted stock units	5,574,476	6,399,834
Total	17,616,760	16,541,685

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

We submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for vadadustat in March of 2021 for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients. Our NDA submission was accepted for filing by the FDA in May 2021 and at the time of filing the NDA, the FDA indicated that they were not currently planning to hold an Advisory Committee meeting to discuss the for vadadustat. The FDA also assigned the application standard review and a Prescription Drug User Fee Act (PDUFA) target action date of March 29, 2022. We expect to have frequent communications with the FDA with respect to the NDA, including attending meetings, responding to information requests, and engaging in labeling negotiations, among other things. We plan to provide updates, if and as appropriate, on these communications through our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K filed with the SEC.

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
.
•Auryxia® (ferric citrate) is approved and marketed in the United States for two indications: (1) the control of serum phosphorus levels in adult patients with DD-CKD, or the Hyperphosphatemia Indication, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with NDD-CKD, or the IDA Indication. Ferric citrate is also approved and marketed in Japan as an oral treatment for IDA in adult patients and the improvement of hyperphosphatemia in adult patients with CKD, including DD-CKD and NDD-CKD, under the trade name Riona (ferric citrate hydrate). Auryxia is our only product approved for sale in the United States and it generated approximately $33.0 million and $30.7 million in revenue from U.S. product sales during the three months ended June 30, 2021 and 2020, respectively.

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

Operating Overview
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $83.0 million and $175.8 million for the three months ended June 30, 2021 and 2020, respectively, and $152.6 million and $236.5 million for the six months ended June 30, 2021 and 2020, respectively. Substantially all of our net losses resulted from costs incurred in connection with the continued commercialization of Auryxia and development efforts relating to vadadustat, including preparing for and conducting clinical studies of vadadustat, providing general and administrative support for these operations and protecting our intellectual property.

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

From inception through June 30, 2021, we raised approximately $771.4 million of net proceeds from the sale of equity, including $519.8 million from various underwritten public offerings, $201.6 million from at-the-market offerings, or ATM offerings, pursuant to sales agreements with Cantor Fitzgerald & Co., and $50.0 million from the sale of 3,571,429 shares of common stock to Vifor Pharma. During the quarter ended June 30, 2021 and through the date of this Quarterly Report on Form 10-Q, we raised $53.4 million of net proceeds from ATM offerings. At inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to an aggregate of approximately $573.0 million or more in cost-share funding, which we generally continue to receive on a quarterly prepaid basis, and license payments. Of these commitments, we received approximately $272.0 million at the onset of the collaboration agreements. On November 11, 2019, we entered into a loan agreement, or the Loan Agreement, with funds managed by Pharmakon Advisors LP, or Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. As of March 31, 2021, we had drawn down the full amount $100.0 million made available to us under the Loan Agreement. In addition, on February 25, 2021, we received an upfront payment of $44.8 million (net of certain transaction expenses) in connection with our sale to HealthCare Royalty Partners IV, L.P., or HCR, of the right to receive all royalties and sales milestones payable to us under our collaboration agreement with MTPC, or the MTPC Agreement, subject to certain caps and other terms and conditions described elsewhere in this Quarterly Report.

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

We believe our revenue growth was negatively impacted in the first half of 2021 primarily as the kidney patient populations that we serve continue to experience both higher hospitalization and mortality rates due to COVID-19. While we are unable to quantify the impact of the COVID-19 pandemic on future revenues and revenue growth, COVID-19 continues to adversely and disproportionately impact our patient population; therefore, we expect COVID-19 to continue to have a negative impact on our revenue growth for the foreseeable future.

The majority of our office-based employees have been working from home since March 2020. In addition, several healthcare facilities have restricted access for non-patients, including the members of our sales force. For example, DaVita, Inc., or DaVita, and Fresenius Medical Care, or Fresenius, which account for a vast majority of the dialysis population in the United States, have restricted access to their clinics. As a result, we continue to engage with some healthcare providers and other customers virtually, where possible. The restrictions on our customer-facing employees' in-person interactions with healthcare providers could negatively impact our access to healthcare providers and, ultimately, our sales. Recently, such precautionary measures have been relaxed at certain healthcare facilities and, as a result, members of our sales force have resumed in person interactions with certain customers. Nevertheless, restrictions may be put in place again due to a resurgence in COVD-19 cases, including those involving new variants of COVID-19 which may be more contagious and more severe than prior strains of the virus. Given this uncertain environment and the disproportionate impact of the COVID-19 pandemic on CKD patients, we are actively monitoring the demand for Auryxia, including the potential for further declines or changes in prescription trends and customer orders.

At this time, our third party contract manufacturing partners continue to operate at or near normal levels. However, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our contract manufacturing partners' ability to manufacture and deliver Auryxia and vadadustat (which is currently marketed under the trade name VafseoTM by MTPC in Japan), which may result in delays in, increased costs or disruptions to manufacturing and supply of our products.

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

Cost of Goods Sold

Cost of goods sold includes direct costs to manufacture commercial drug substance and drug product for Auryxia, as well as indirect costs including costs for packaging, shipping, insurance and quality assurance, idle capacity charges, write-offs for inventory that fails to meet specifications or is otherwise no longer suitable for commercial sale, excess purchase commitment charges, and royalties due to the licensor of Auryxia related to the U.S. product sales recognized during the period.

As a result of the Merger and the application of purchase accounting, costs of goods sold also includes both amortization expense and, if applicable, impairment charges associated with the fair value of the developed product rights for Auryxia as well as expense associated with the fair value inventory step-up. The fair value of the developed product rights for Auryxia is being amortized over its estimated useful life, which as of June 30, 2021 is estimated to be six years. The fair value inventory step-up as a result of the Merger was fully amortized as of the first quarter of 2021.

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

From inception through June 30, 2021, we have incurred $1.4 billion in research and development expenses. We expect to have significant research and development expenditures for the foreseeable future as we continue the development of Auryxia and vadadustat.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Vadadustat external costs	$12,917	$31,072	$29,720	$89,420
External costs for other programs	5,122	2,972	11,564	6,205
Total external research and development expenses	18,039	34,044	41,284	95,625

Headcount, consulting, facilities and other	19,175	18,775	36,541	38,425
Total research and development expenses	$37,214	$52,819	$77,825	$134,050

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

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended		Increase
	June 30, 2021	June 30, 2020	(Decrease)
	(In Thousands)
Revenues:
Product revenue, net	$32,959	$30,696	$2,263
License, collaboration and other revenue	19,954	59,446	(39,492)
Total revenues	52,913	90,142	(37,229)
Cost of goods sold:
Product	43,484	49,988	(6,504)
Amortization of intangibles	9,011	9,101	(90)
Impairment of intangible asset	—	115,527	(115,527)
Total cost of goods sold	52,495	174,616	(122,121)
Operating expenses:
Research and development	37,214	52,819	(15,605)
Selling, general and administrative	41,651	35,482	6,169
License expense	894	1,044	(150)
Total operating expenses	79,759	89,345	(9,586)
Operating loss	(79,341)	(173,819)	94,478
Other expense, net	(3,697)	(1,932)	(1,765)
Net loss	$(83,038)	$(175,751)	$92,713

Product Revenue, Net. Net product revenue is derived from sales of our only commercial product in the United States, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $33.0 million for the three months ended June 30, 2021, compared to net product revenue of $30.7 million for the three months ended June 30, 2020. The increase was primarily due to an increase in units sold, partially offset by the negative impact from COVID-19. We believe our revenue growth continues to be negatively impacted primarily as the kidney patient populations that we serve continue to experience both higher hospitalization and mortality rates due to COVID-19.

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

License, Collaboration and Other Revenue. License, collaboration and other revenue was $20.0 million for the three months ended June 30, 2021 compared to $59.4 million for the three months ended June 30, 2020. We recognized $18.5 million in collaboration revenue for the three months ended June 30, 2021 from our cost sharing arrangement under the Otsuka collaboration agreement for the United States, or the Otsuka U.S. Agreement, and the Otsuka collaboration agreement for certain territories outside the United States, or the Otsuka International Agreement, and royalty revenue under our collaboration agreement with MTPC, or the MTPC Agreement. We recognized $53.7 million in collaboration revenue for the three months ended June 30, 2020 from our cost sharing arrangement under the Otsuka U.S. Agreement and the Otsuka International Agreement. The $35.2 million decline in collaboration revenue was driven by lower payments recognized under both the Otsuka U.S. Agreement and Otsuka International Agreement as we completed our global Phase 3 clinical development program for vadadustat in 2020 and are currently engaged in close-out activities with respect to the program. We expect our Otsuka collaboration revenue to continue to decrease in the near term for that reason.

Cost of Goods Sold - Product. Cost of goods sold of $43.5 million for the three months ended June 30, 2021 consisted of costs associated with the manufacturing of Auryxia and a $30.3 million million non-cash charge related to an increase to the liability for excess purchase commitments. Refer to Note 14 to our condensed consolidated financial statements for further details on the excess purchase commitments liability.

Cost of goods sold of $50.0 million for the three months ended June 30, 2020 consisted of costs associated with the manufacturing of Auryxia, $19.9 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting, $11.0 million in non-cash charges related to an increase to the liability for excess purchase commitments, and $9.9 million primarily related to the write-down of inventory associated with specific lots of Auryxia as it was determined that these lots were not manufactured in conformance with the FDA's GMP guidance relating to validation.

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia. During the three months ended June 30, 2021, this intangible asset was being amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of intangibles during the three months ended June 30, 2021 and 2020 was $9.0 million and $9.1 million, respectively.

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

Research and Development Expenses. Research and development expenses were $37.2 million for the three months ended June 30, 2021, compared to $52.8 million for the three months ended June 30, 2020, a decrease of $15.6 million. The decrease was primarily due to the following:

(in millions)
Vadadustat development expenses	$(18.2)
Headcount, consulting and facilities	0.4
Other research and development	2.2
Total net decrease	$(15.6)

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $41.7 million for the three months ended June 30, 2021, compared to $35.5 million for the three months ended June 30, 2020. The increase of $6.2 million was primarily due to higher marketing expenses. For the remainder of 2021, we expect our selling, general and administrative expenses for our ongoing commercialization of Auryxia and for support of our ongoing research and development and potential commercialization of vadadustat and other product candidates to continue to increase modestly from 2020.

License Expenses. License expense related to royalties due to Panion relating to sales of Riona in Japan were $0.9 million and $1.0 million the three months ended June 30, 2021 and 2020, respectively.

Other Expense, Net. Other expense, net, was $3.7 million for the three months ended June 30, 2021 compared to $1.9 million for the three months ended June 30, 2020. Other expense, net, for the three months ended June 30, 2021 was primarily due to interest expense associated with our Term Loans and non-cash interest expense on the liability related to the sale of our right to receive royalties and sales milestones from MTPC as further described in Note 5 to our condensed consolidated financial statements in Part I, Item 1. Financial Statements (unaudited). Other expense, net, for the three months ended June 30, 2020 was primarily due to interest expense associated with our Term Loans.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended		Increase
	June 30, 2021	June 30, 2020	(Decrease)
	(In Thousands)
Revenues:
Product revenue, net	$63,367	$59,905	$3,462
License, collaboration and other revenue	41,850	118,715	(76,865)
Total revenues	105,217	178,620	(73,403)
Cost of goods sold:
Product	69,079	68,601	478
Amortization of intangibles	18,021	18,201	(180)
Impairment of intangible asset	—	115,527	(115,527)
Total cost of goods sold	87,100	202,329	(115,229)
Operating expenses:
Research and development	77,825	134,050	(56,225)
Selling, general and administrative	82,979	73,465	9,514
License expense	1,590	1,720	(130)
Total operating expenses	162,394	209,235	(46,841)
Operating loss	(144,277)	(232,944)	88,667
Other expense, net	(8,341)	(3,554)	(4,787)
Net loss	$(152,618)	$(236,498)	$83,880
Product Revenue, Net. Net product revenue is derived from sales of our only commercial product in the United States, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $63.4 million for the six months ended June 30, 2021, compared to net product revenue of $59.9 million for the six months ended June 30, 2020. The increase was primarily due to an increase in units sold, partially offset by the negative impact from COVID-19. We believe our revenue growth continues to be negatively impacted primarily as the kidney patient populations that we serve continue to experience both higher hospitalization and mortality rates due to COVID-19.
License, Collaboration and Other Revenue. License, collaboration and other revenue was $41.9 million for the six months ended June 30, 2021 compared to $118.7 million for the six months ended June 30, 2020. We recognized $39.1 million in collaboration revenue for the six months ended June 30, 2021 from our cost sharing arrangement under the Otsuka collaboration agreement for the United States, or the Otsuka U.S. Agreement, and the Otsuka collaboration agreement for certain territories outside the United States, or the Otsuka International Agreement, and royalty revenue under our collaboration agreement with MTPC, or the MTPC Agreement. We recognized $111.7 million in collaboration revenue for the six months ended June 30, 2020 from our cost sharing arrangement under the Otsuka U.S. Agreement and the Otsuka International Agreement and recognition of a milestone earned under the MTPC Agreement. The $76.9 million decline in collaboration revenue was driven by lower payments recognized under both the Otsuka U.S. Agreement and Otsuka International Agreement as we completed our global Phase 3 clinical development program for vadadustat in 2020 and are currently engaged in close-out activities with respect to the program. We expect our Otsuka collaboration revenue to continue to decrease in the near term for that reason.

Cost of Goods Sold - Product. Cost of goods sold of $69.1 million for the six months ended June 30, 2021 consisted of costs associated with the manufacturing of Auryxia, $21.3 million in non-cash charges related to an increase to the liability for excess purchase commitments, $21.6 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting, and $5.4 million related to inventory reserves associated with a previously disclosed manufacturing quality issue related to Auryxia. Refer to Note 14 to our condensed consolidated financial statements for further details of the increase to the liability for excess purchase commitments.

Cost of goods sold of $68.6 million for the six months ended June 30, 2020 consisted primarily of costs associated with the manufacturing of Auryxia and $31.1 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting, $11.0 million in non-cash charges related to an increase to the liability for excess purchase commitments and $10.1 million primarily related to the write-down of inventory associated with specific lots of Auryxia because it was determined that these lots were not manufactured in conformance with the FDA's GMP guidance relating to validation.

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia. During the six months ended June 30, 2021, this intangible asset was being amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of intangibles during the six months ended June 30, 2021 and 2020 was $18.0 million and $18.2 million, respectively.

Cost of Goods Sold - Impairment of Intangible Asset. In the second quarter of 2020, in connection with a routine business review, we reduced our short-term and long-term Auryxia revenue forecast. This reduction was primarily driven by the compounding impact of the CMS Decisions that rescinded Medicare Part D coverage of Auryxia for the IDA Indication, and imposed a prior authorization requirement for Auryxia for the Hyperphosphatemia Indication. As a result, we recorded an impairment charge of $115.5 million to the Auryxia intangible asset during the six months ended June 30, 2020. There were no such impairment charges during the six months ended June 30, 2021.

Research and Development Expenses. Research and development expenses were $77.8 million for the six months ended June 30, 2021, compared to $134.1 million for the six months ended June 30, 2020, a decrease of $56.2 million. The decrease was primarily due to the following:

(in millions)
Vadadustat development expenses	$(59.7)
Headcount, consulting and facilities	(1.9)
Other research and development	5.4
Total net decrease	$(56.2)

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $83.0 million for the six months ended June 30, 2021, compared to $73.5 million for the six months ended June 30, 2020. The increase of $9.5 million was primarily due to higher marketing expenses and increased people costs. For the remainder 2021, we expect our selling, general and administrative expenses for our ongoing commercialization of Auryxia and for support of our ongoing research and development and potential commercialization of vadadustat and other product candidates to continue to increase modestly from 2020.

License Expenses. License expense related to royalties due to Panion relating to sales of Riona in Japan were $1.6 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively.

Other Expense, Net. Other expense, net, was $8.3 million for the six months ended June 30, 2021 compared to $3.6 million for the six months ended June 30, 2020. Other expense, net, for the six months ended June 30, 2021 was primarily due to interest expense associated with our Term Loans and non-cash interest expense on the liability related to the sale of our right to receive royalties and sales milestones from MTPC as further described in Note 5 to our condensed consolidated financial statements in Part I, Item 1. Financial Statements (unaudited). Other expense, net, for the six months ended June 30, 2020 was primarily due to interest expense associated with our Term Loans.

Liquidity and Capital Resources
We have funded our operations principally through sales of our common stock, payments received from our collaboration partners, and following the Merger, product sales, debt and a royalty transaction. As of June 30, 2021, we had cash and cash equivalents and available for sale securities of approximately $247.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities stated at fair value, are also available as a source of liquidity. At the inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to an aggregate of approximately $573.0 million or more in cost-share funding, of which we received approximately $272.0 million at the onset of the collaborations, and the remainder of which we generally continue to receive on a quarterly prepaid basis, and through license payments.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended
	June 30, 2021	June 30, 2020
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(133,887)	$(52,369)
Investing activities	39,941	(49,750)
Financing activities	111,846	200,155
Net increase in cash, cash equivalents, and restricted cash	$17,900	$98,036

Operating Activities. Net cash used in operating activities of $133.9 million for the six months ended June 30, 2021 was largely driven by payroll-related expenses, rebate payments and payments for inventory. These payments were partially offset by adjustments for non-cash items, including fair value step-up of inventory sold or written off of $21.6 million, an increase to the liability for excess purchase commitments of $21.3 million, amortization of intangibles of $18.0 million, stock-based compensation expense of $12.5 million, write-downs of inventory of $5.4 million, and non-cash interest expense related to sale of future royalties of $4.4 million.

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

Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2021 was $39.9 million and was comprised of proceeds from the maturities of available for sale securities of $40.0 million, partially offset by immaterial purchases of equipment.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2021 was $111.8 million and consisted of net proceeds from the sale of future royalties of $44.8 million, net proceeds from the public issuance of common stock in connection with our ATM sales agreement of $66.7 million, and proceeds from the sale of stock under our employee stock purchase plan.

Operating Capital Requirements
We have one product, Auryxia, approved for commercial sale in the United States, but have not generated, and may not generate, enough product revenue from the sale of Auryxia to realize net profits from product sales. We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of June 30, 2021, we had an accumulated deficit of $1.3 billion. We anticipate that we will continue to incur losses for the foreseeable future, and we expect to continue to incur additional research and development and selling, general and administrative expenses for our ongoing research and development and potential commercialization of vadadustat and our ongoing development and commercialization of Auryxia. We expect our cash resources to fund our current operating plan for at least twelve months from the date of this filing. Additionally, we expect our cash runway would extend beyond the next twelve months assuming timely regulatory approval of vadadustat and the receipt of associated regulatory milestones. We expect to continue to incur significant costs and we anticipate that we will need to obtain substantial additional funding in connection with our operating plan beyond that period. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our regulatory milestones may not be achieved, we may not receive the anticipated funding from our collaboration partners, and we may not secure other sources of financing. The period over which our cash runway extends is also dependent on the execution of our commercial plan, which is dependent on the overall market, the competitive environment, and the execution of reimbursement strategies.

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

Contractual Obligations
As of June 30, 2021, other than as disclosed in Note 14 to our condensed consolidated financial statements, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report on Form 10-K.

Term Loans
On November 11, 2019, Akebia, with Keryx as guarantor, entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. BioPharma Credit PLC subsequently transferred its interest in the Term Loans, solely in its capacity as a lender, to its affiliate, BPCR Limited Partnership. The Collateral Agent and the lenders are collectively referred to as Pharmakon. The first tranche of $80.0 million, or Tranche A, was drawn on November 25, 2019, or the Tranche A Funding Date, and the second tranche of $20.0 million, or Tranche B, was drawn on December 10, 2020, or the Tranche B Funding Date. A more detailed description of the term loans can be found in Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liability Related to Sale of Future Royalties
On February 25, 2021, we entered into the Royalty Agreement with HealthCare Royalty Partners IV, L.P., or HCR, pursuant to which we sold to HCR our right to receive royalties and sales milestones for vadadustat in the MTPC Territory, such payments collectively the Royalty Interest Payments, in each case, payable to us under the MTPC Agreement, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. After HCR receives Royalty Interest Payments equal to the Annual Cap in a given calendar year, we will receive 85% of the Royalty Interest Payments for the remainder of that year. After HCR receives Royalty Interest Payments equal to the Aggregate Cap, or we pay the Aggregate Cap to HCR (net of the Royalty Interest Payments already received by HCR), the Royalty Interest Payments will revert back to us, and HCR would have no further right to any Royalty Interest Payments. We received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement, and we are eligible to receive an additional $5.0 million in each year from 2021 through 2023 under the Royalty Agreement if specified annual sales milestones are achieved for vadadustat in the MTPC Territory, subject to the satisfaction of certain customary conditions. We retain the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. A more detailed description of the liability related to the sale of future royalties can be found in Note 5 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

During the six months ended June 30, 2021, we had the following material change to our critical accounting policies as reported in our Annual Report on Form 10-K:

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

There were no other material changes to our critical accounting policies as reported in our 2020 Annual Report on Form 10-K.

Recent Accounting Pronouncements
For additional discussion of recent accounting pronouncements, please refer to New Accounting Pronouncements – Recently Adopted included within Note 2 to our condensed consolidated financial statements in Part I, Item 1. Financial Statements (unaudited).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates. As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents and available for sale securities of $247.0 million and $268.7 million, respectively, consisting primarily of money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Interest rate sensitivity is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

In addition, we are exposed to market risk related to exchange rates. A substantial portion of our revenues for the six months ended June 30, 2021 was received in U.S. dollars, including revenues we receive from royalty payments converted to U.S. dollars based on the net sales of Riona and VafseoTM in Japanese yen. Our exchange rate risk arises from such foreign currency net sales. As a result, we are exposed to movements in the exchange rates of the Japanese yen against the U.S. dollar.

For the royalty payments we received based on net sales of Riona and Vafseo in Japan for the six months ended June 30, 2021 a 5.0% appreciation or depreciation of the Japanese yen against the U.S. dollar would have increased or decreased, respectively, our revenues in the six months ended June 30, 2021 by approximately $0.1 million.

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

As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our management concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective because our internal controls over financial reporting were not adequate due to the material weakness described below.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2020, or the 2020 Annual Report on Form 10-K, our internal control activities over financial reporting as of December 31, 2020 was not effective due to the following material weakness: the Company did not design and maintain effective controls over the completeness, accuracy and presentation and disclosure of inventory. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we did not maintain effective controls related to (i) the review of inventory reconciliations, (ii) the validation of the inventory costing and (iii) the periodic assessment of excess and obsolete inventory related reserves. Management has taken actions to remediate the deficiencies in its internal control over financial reporting and implemented additional processes and controls designed to address the underlying causes associated with the material weakness. Management is committed to finalizing the remediation of the material weakness during 2021.

As management continues to evaluate and work to improve its internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness described above will continue to exist. As such, management has concluded that the material weakness cannot be considered remediated as of June 30, 2021.

Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2021, we implemented certain internal controls in connection with our remediation efforts described above. There have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Legal Proceedings Relating to Vadadustat
Opposition Proceedings Against Akebia
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

Proceedings Filed by Akebia Against FibroGen, Inc.
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

Oppositions to the ’155 EP Patent and the ’153 EP Patent were also filed in the EPO by Glaxo Group Limited, or Glaxo, and by Bayer Intellectual Property GmbH, Bayer Pharma Aktiengesellschaft, and Bayer Animal Health GmbH, or, collectively, Bayer. Glaxo withdrew its oppositions on March 2, 2020 and Bayer withdrew its oppositions on June 30, 2021.

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

On February 10, 2020, we filed an opposition to FibroGen’s European Patent No. 2324834, or the ’834 EP Patent, in the EPO requesting the patent to be revoked in its entirety. Oral proceedings for opposition to the ‘834 EP Patent are currently scheduled for October 2021.

Canada
On May 21, 2018, we filed a Statement of Claim in Canadian Federal Court to challenge the validity of three of FibroGen’s HIF-related patents in Canada: CA 2467689, CA 2468083, and CA 2526496. On June 25, 2020, the parties agreed to dismiss the CA 2467689 patent from the lawsuit. On February 16, 2021, the parties agreed to dismiss the lawsuit in its entirety.

Japan
On June 22, 2018, we and our collaboration partner in Japan, Mitsubishi Tanabe Pharma Corporation, or MTPC, jointly filed a Request for Trial before the JPO to challenge the validity of one of FibroGen’s HIF-related patents in Japan, JP4845728. On July 20, 2018 and August 13, 2018, we and MTPC jointly filed a Request for Trial before the JPO to challenge the validity of two additional FibroGen HIF-related patents in Japan, JP5474872 and JP5474741, respectively. On September 26, 2019, the JPO conducted an invalidation trial for JP5474872 and JP4845728. On November 11, 2019, the JPO conducted an invalidation trial for JP5474741. On February 10, 2020, the JPO issued a pre-notice of a trial decision for JP4845728, which invalidated all claims except two claims in amended form. On March 11, 2020, the JPO issued a pre-notice of a trial decision for JP5474872, which invalidated all claims except one claim in amended form. On April 2, 2020, the JPO issued a pre-notice of a trial decision for JP5474741, which invalidated all claims except two claims in amended form. We expect the JPO to issue a final decision this year. We do not believe these decisions will prevent our collaboration partner MTPC from commercializing vadadustat for the treatment of anemia due to CKD in Japan.

United Kingdom
On December 13, 2018, we and our collaboration partner, Otsuka Pharmaceutical Co. Ltd., or Otsuka, filed Particulars of Claim in the Patents Court of the United Kingdom, to challenge the validity of FibroGen’s six HIF-related patents in the UK: the ’823 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), the ’155 EP Patent (UK), European Patent (UK) No. 2,289,531, or the ’531 EP Patent (UK), and European Patent (UK) No. 2,298,301, or the ’301 EP Patent (UK).  In May 2019, Astellas Pharma Inc., or Astellas, the exclusive licensee of FibroGen’s HIF-related patents, sued Akebia and Otsuka for patent infringement in the Patents Court of the UK. In September 2019, we and Otsuka filed an Amended Particulars of Claim to include FibroGen’s European Patent No. 1487472, or the ’472 EP Patent (UK). On February 28, 2020, the parties agreed to dismiss the ’472 EP Patent (UK) from the trial.

A trial was conducted in March 2020. On April 20, 2020, the Patents Court of the UK issued a judgment in favor of Akebia, which invalidated all the claims at issue in each of the ’823 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), the ’155 EP Patent (UK) and the ’301 EP Patent (UK). The ’531 EP Patent (UK) was amended to a single claim to recite one specific compound; this claim was held to be valid but not infringed by vadadustat. On June 11, 2020, FibroGen and Astellas appealed the Patents Court’s judgment on the invalidity of the ’823 EP Patent (UK), the ’301 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), and the ’155 EP Patent (UK) in the Court of Appeal (Civil Division). On June 8, 2021 - June 10, 2021, the United Kingdom Court of Appeal held a three-day hearing for the appeal. We expect the Court of Appeal to issue its judgment in the third quarter of 2021.

United States
On March 29, 2021, we and our collaboration partner Otsuka America Pharmaceutical, Inc. filed a lawsuit against FibroGen and AstraZeneca AB in the United States District Court for the District of Delaware to seek a declaratory judgment of non-infringement and invalidity of FibroGen’s twelve HIF-related patents in the United States: U.S. Patent Nos. 8,318,703, 8,466,172, 8,614,204, 9,920,011, 8,629,131, 8,604,012, 8,609,646, 8,604,013, 10,626,090, 10,894,774, 10,882,827, and 10,927,081. The defendants filed a motion to dismiss the lawsuit on June 4, 2021. We and Otsuka filed an opposition to the defendants’ motion on July 2, 2021, and the defendants filed a reply brief on July 16, 2021. We and Otsuka requested oral argument on the motion on July 23, 2021. The Court has discretion whether to hear oral argument on the motion. The decision on the motion to dismiss may take up to six months.

Legal Proceedings Relating to Auryxia
ANDA Litigation
On October 31, 2018, November 6, 2018, December 24, 2018 and February 4, 2019, Keryx Biopharmaceuticals, Inc., or Keryx, received Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the U.S. Food and Drug Administration, or FDA, by Lupin Atlantis Holdings SA, or Lupin, Teva Pharmaceuticals USA, Inc., or Teva, Chemo Research S.L., or Chemo, and Mylan Pharmaceuticals Inc., or Mylan, respectively, requesting approval for generic versions of Auryxia tablets (210 mg ferric iron per tablet). On December 13, 2018, Keryx and its licensors, Panion & BF Biotech, Inc., or Panion, and Chen Hsing Hsu, M.D., filed a complaint for patent infringement against Lupin and Lupin Ltd., or the Lupin Defendants, in the United States District Court for the District of Delaware, or the Delaware District Court, arising from Lupin’s ANDA filing with the FDA. On December 19, 2018, Keryx and Panion filed a complaint for patent infringement against Teva and Teva Pharmaceutical Industries Limited, or the Teva Defendants, in the Delaware District Court arising from Teva’s ANDA filing with the FDA. On February 1, 2019, Keryx, Panion and Dr. Hsu filed a complaint for patent infringement against Chemo and Insud Pharma S.A., or the Chemo Defendants, in the Delaware District Court arising from Chemo’s ANDA filing with the FDA. On March 15, 2019, Keryx, Panion and Dr. Hsu filed a complaint for patent infringement against Mylan in the United States District Court for the Northern District of West Virginia arising from Mylan’s ANDA filing with the FDA. On April 18, 2019, Keryx, Panion and Dr. Hsu filed a motion with the Judicial Panel on Multidistrict Litigation seeking to consolidate these four cases in the Delaware District Court for pretrial proceedings.

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

As a result of the timely filing of the lawsuit against Mylan in accordance with the relevant statute, a 30-month stay of approval expiring August 4, 2021 was imposed by the FDA on Mylan’s ANDA, absent an earlier judgment by the Court in the lawsuit finding the patents at issue invalid, unenforceable or not infringed. We are seeking, among other relief, an order that the effective date of FDA approval of the ANDA be a date no earlier than the expiration of each of the patents at issue and equitable relief enjoining Mylan from infringing these patents. On January 13, 2021, the Delaware District Court vacated the deadlines for the case involving Mylan pending resolution of a discovery dispute.

CMS Litigation
On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts, or the Massachusetts District Court, against Centers for Medicare & Medicaid Services, or CMS, the U.S. Department of Health and Human Services, Alex M. Azar II in his official capacity as Secretary of Health and Human Services, and Seema Verma in her official capacity as administrator for CMS challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or the IDA Indication, and imposing a prior authorization requirement for Auryxia in the treatment of adult patients with CKD on dialysis, or the Hyperphosphatemia Indication. On October 29, 2019, we filed a motion for a preliminary injunction asking the court to provide relief while the lawsuit is pending, specifically, to restore coverage of Auryxia for the IDA Indication, and to remove the prior authorization requirement for Auryxia for the Hyperphosphatemia Indication. In the alternative, we filed a motion for summary judgment with the court asking it to decide the case on the merits. On February 4, 2020, the court denied our request for a preliminary injunction. We filed an expedited appeal with the Court of Appeals for the First Circuit challenging the District Court’s denial of our motion for a preliminary injunction. The First Circuit Court of Appeals held oral argument on August 14,

2020, and affirmed the District Court’s denial of our request for a preliminary injunction on September 30, 2020. As a result, Auryxia remains not covered by Medicare for the IDA Indication and the prior authorization requirement for Auryxia for the Hyperphosphatemia Indication also remains in place. The case remains before the District Court, following the District Court's denial of defendants' motion to dismiss on July 9, 2021.

Shareholder Litigation Relating to Auryxia Supply
Four putative class action lawsuits were filed against Keryx, and certain of its former officers (Gregory P. Madison, Scott A. Holmes, Ron Bentsur, and James Oliviero) and consolidated in the Massachusetts District Court, captioned Karth v. Keryx Biopharmaceuticals, Inc., et al. (filed October 26, 2016, with an amended complaint filed on February 27, 2017). Plaintiff sought to represent all stockholders who purchased shares of Keryx common stock between May 8, 2013 and August 1, 2016. The complaint alleges that Keryx and the named individual defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements concerning Keryx, its supplier relationships, and future prospects, and that the allegedly misleading statements were not made known to the market until Keryx’s August 1, 2016 announcement of an interruption in its supply of Auryxia.

On September 23, 2019, the Massachusetts District Court issued a Memorandum and Order denying plaintiff’s motion for class certification, granting defendants’ motion for judgment on the pleadings, and denying plaintiff’s motion for leave to further amend his Complaint. That same day, the Massachusetts District Court entered a final judgment in favor of defendants on all claims. On September 24, 2019, plaintiff filed a notice of appeal. On June 21, 2021, the First Circuit affirmed the District Court’s judgment in its entirety. The time for plaintiff to seek a rehearing before the First Circuit has now lapsed. Plaintiff has until September 17, 2021 to file a petition for certiorari to the United States Supreme Court to the extent Plaintiff wishes to seek any further appellate review.

Two stockholder derivative complaints also were filed on December 16, 2016 against Keryx and certain of its former officers (Gregory P. Madison, Scott A. Holmes, Ron Bentsur and James Oliviero) certain of its former directors (Kevin J. Cameron, Daniel P. Regan, Steven C. Gilman, Michael Rogers Michael P. Tarnok, Joseph Feczko, Jack Kaye Wyche Fowler, Jr. and John P. Butler), some of whom are current directors and officers of ours, in the Superior Court of Massachusetts, one captioned Venkat Vara Prasad Malledi v. Keryx Biopharmaceuticals, Inc., et al., and one captioned James Anderson v. Keryx Biopharmaceuticals, Inc., et al. Each of these two complaints generally alleged breach of fiduciary duty, unjust enrichment, abuse of control, mismanagement and corporate waste. On June 27, 2017, the Superior Court of Massachusetts granted the parties’ motion to consolidate and stay the derivative litigations pending the outcome of the federal securities litigation. On July 15, 2021, the plaintiffs in these actions filed a Notice of Dismissal, without prejudice, of all claims.

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

On April 2, 2019, the Delaware District Court granted Abraham Kiswani, a member of the putative class in both the Andreula and Corwin actions, and plaintiff John Andreula’s motion to consolidate the remaining two Merger Securities Actions pending in the Delaware District Court and consolidated the Corwin and Andreula cases under the caption In re Keryx Biopharmaceuticals, Inc., or the Consolidated Action. The Delaware District Court also appointed Kiswani and plaintiff Andreula as lead plaintiffs for the Consolidated Action. On June 3, 2019, the lead plaintiffs filed a consolidated amended complaint in the Consolidated Action, or the Consolidated Complaint. The Consolidated Complaint generally alleged that the registration statement filed in connection with the Merger contained allegedly false and misleading statements or failed to disclose certain allegedly material information in violation of Section 14(a) and 20(a) of the Exchange Act, and Rule 14a-9

promulgated thereunder. The alleged misstatements or omissions related to (i) certain financial projections for Keryx and Akebia and certain financial analyses performed by our advisors and (ii) any alleged negotiations that may have taken place regarding the conversion of certain convertible notes of Keryx in connection with the Merger. The Consolidated Complaint sought compensatory and/or rescissory damages, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 thereunder, and an award of lead plaintiffs’ costs, including reasonable allowance for attorneys’ fees and experts’ fees. The defendants in the Consolidated Action moved to dismiss the Consolidated Complaint in its entirety and with prejudice on August 2, 2019. On April 15, 2020, the Delaware District Court granted the defendants’ motion and dismissed the Consolidated Complaint in its entirety. On July 2, 2020, lead plaintiffs filed a second consolidated amended complaint, or the Second Consolidated Complaint. The Second Consolidated Complaint (i) asserts the same claims under the Exchange Act as the Consolidated Complaint, (ii) names the same defendants as the Consolidated Complaint, (iii) seeks the same relief as the Consolidated Complaint and (iv) as with the Consolidated Complaint, challenges as false or misleading alleged misstatements or omissions related to certain financial projections for Keryx and Akebia and certain financial analyses performed by our advisors. The defendants in the Consolidated Action moved to dismiss the Second Consolidated Amended Complaint in its entirety with prejudice on August 10, 2020. On April 1, 2021, the Delaware District Court granted the defendants’ motion and dismissed the Second Consolidated Complaint in its entirety. On April 29, 2021, lead plaintiffs filed a notice of appeal in the United States Court of Appeals for the Third Circuit. Briefing on the appeal is ongoing and is currently scheduled to be complete on September 9, 2021.

On July 15, 2021, a purported former Keryx stockholder filed a putative class action, or the State Merger Securities Action, in the Supreme Court of the State of New York against Akebia, a current officer of Akebia (John P. Butler), a former officer of Akebia (Jason A. Amello), former directors of Akebia (Muneer A. Satter, Scott A. Canute, Michael D. Clayman, Maxine Gowen, Duane Nash, Ronald C. Renaud, Jr., and Michael S. Wyzga), a current director of Akebia (Cynthia Smith), a former director and officer of Keryx (Jodie P. Morrison), a former officer of Keryx (Scott A. Holmes) and former directors of Keryx (Michael Rogers, Kevin J. Cameron, Steven C. Gilman, Daniel P. Regan, Mark J. Enyedy, and Michael T. Heffernan, some of whom are current members of our Board of Directors). The State Merger Securities Action is captioned Loper v. Akebia Therapeutics Inc., et al. The complaint in the State Merger Securities Action alleges that the registration statement filed in connection with the Merger contained allegedly false and misleading statements or failed to disclose certain allegedly material information in violation of Section 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended. The alleged misstatements or omissions relate to the safety, approvability, and commercial viability of vadadustat. The complaint in the State Merger Securities Action seeks damages including interest thereon, an award of plaintiffs’ and the class’s costs and expenses, including counsel fees and expert fees, and rescission, disgorgement, or such other equitable or injunctive relief that the Court deems appropriate.

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
Investment in pharmaceutical product development and commercialization is highly speculative because it entails upfront capital expenditures and significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities and, following the merger, or the Merger, whereby Keryx Biopharmaceuticals, Inc., or Keryx, became a wholly owned subsidiary of ours, commercialization. We have financed our operations primarily through sales of equity securities, our strategic collaborations and, following the Merger, product revenues, a royalty monetization transaction and debt. Prior to the Merger, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable and have incurred net losses each year since our inception, including net losses of $152.6 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $1.3 billion. We cannot guarantee when, if ever, we will become profitable. Our ability to generate product revenue and achieve profitability depends significantly on our success in many areas, including the following:
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
Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or the EMA, or other regulatory authorities, or if we otherwise believe it is necessary, to change our manufacturing processes or assays, to amend or replace our study protocols, to repeat any of our clinical trials, to perform studies in addition to, different from or larger than those currently expected, if there are any delays in completing our clinical trials or if there are delays to or issues with obtaining marketing approval for vadadustat in the United States, the EU or other jurisdictions. Even if vadadustat and any other product candidate, including those that may be in-licensed or acquired, are approved for commercial sale, we anticipate incurring significant costs associated with commercialization. In addition, our ability to generate revenue would be negatively affected if the size of our addressable patient population is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. Even though we generate product revenue from Auryxia and royalties from Riona and VafseoTM, in Japan and may generate revenue and royalties from the sale of any products that may be approved in the future, including those that may be in-licensed or acquired, we may never generate revenue and royalties that are significant enough to become and remain profitable, and we will need to obtain additional funding to continue operations.
We will require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
As of June 30, 2021, our cash and cash equivalents and available for sale securities were $247.0 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia and develop and commercialize vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with research and development, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the clinical development, including post-marketing studies, and commercialization of Auryxia and vadadustat. Our future capital requirements depend on many factors, including:
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
Risks Related to the Merger
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
There is an ongoing appeal of a putative class action lawsuit filed in federal court, and an ongoing putative class action lawsuit in state court, each filed by purported Keryx shareholders challenging the disclosures made in connection with the Merger. See Part II, Item 1. Legal Proceedings for further information relating to the lawsuits. Additional lawsuits arising out of the Merger may be filed in the future. We could be forced to expend significant resources in the defense of these lawsuits, including but not limited to, costs associated with the indemnification of Keryx and Akebia directors and officers, and the lawsuits, regardless of outcome, could have a negative effect on our reputation, stock price and results of operations. In addition, monetary damages or other adverse judgment would have a material adverse effect on our business and financial position.
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
As of June 30, 2021, we had approximately $181.2 million of goodwill and a definite lived intangible asset from the Merger. In accordance with generally accepted accounting principles, or GAAP, we are required annually, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill and our definite lived intangible assets when indicators of impairment are present. Events giving rise to impairment of goodwill or intangible assets are an inherent risk in the pharmaceutical industry and often cannot be predicted. Conditions that could indicate impairment and necessitate such a review include, but are not limited to, Auryxia’s commercial performance, our inability to execute on our strategic initiatives, the deterioration of our market capitalization such that it is significantly below our net book value, and a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action or assessment by a regulator. To the extent we conclude that goodwill and/or definite lived intangible assets have become impaired, we may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on our future operating results and financial position. For example, in the second quarter of 2020, in connection with a routine business review, we reduced our short-term and long-term Auryxia revenue forecast. This reduction was primarily driven by the impact of the September 2018 Centers for Medicare & Medicaid Services, or CMS, decision that Auryxia would no longer by covered by Medicare for the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or the IDA Indication. While this decision does not impact CMS coverage of the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use of Auryxia for the control of serum phosphorus levels in adult patients with CKD on dialysis, or the Hyperphosphatemia Indication. As a result, we recorded an impairment charge of $115.5 million during the three months ended June 30, 2020, which was entirely allocated to our only intangible asset, the developed product rights for Auryxia, and made a corresponding adjustment to the estimated useful life of the developed product rights for Auryxia, which we again adjusted during the three months ended December 31, 2020. The estimates, judgments and assumptions used in our impairment testing, and the results of our testing, are discussed in Note 9 to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K. If these estimates, judgments and assumptions change in the future, including if the Auryxia asset group does not meet its current forecasted projections, additional impairment charges could be recorded in the future and additional corresponding adjustments may need to be made to the estimated useful life of the developed product rights for Auryxia, which could materially impact our financial position, certain of our material agreements, and our future operating results.
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
We believe our revenue growth was negatively impacted in the first half of 2021 primarily as the kidney patient populations that we serve continue to experience both higher hospitalization and mortality rates due to COVID-19. While we are unable to quantify the impact of the COVID-19 pandemic on future revenues and revenue growth, COVID-19 continues to adversely and disproportionately impact our patient population; therefore, we expect COVID-19 to continue to have a negative impact on our revenue growth for the foreseeable future.

The majority of our office-based employees have been working from home since March 13, 2020. In addition, several healthcare facilities have restricted access for non-patients, including the members of our sales force. For example, DaVita, Inc., or DaVita, and Fresenius Medical Care, or Fresenius, which account for a vast majority of the dialysis population in the United States, have restricted access to their clinics. As a result, we continue to engage with some healthcare providers and other customers virtually, where possible. The restrictions on our customer-facing employees' in-person interactions with healthcare providers could negatively impact our access to healthcare providers and, ultimately, our sales. Recently, such precautionary measures have been relaxed at certain healthcare facilities and, as a result, members of our sales force have resumed in person interactions with certain customers. Nevertheless, restrictions may be put in place again due to a resurgence in COVID-19 cases, including those involving new variants of COVID-19, which may be more contagious and more severe than prior strains of the virus. Given this uncertain environment and the disproportionate impact of the COVID-19 pandemic on CKD patients, we are actively monitoring the demand for Auryxia, including the potential for further declines or changes in prescription trends and customer orders, which could have a material adverse effect on our business, results of operations, and financial condition.

While most of our office-based operations can be performed remotely, there is no guarantee that we will continue to be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family members who may become sick), and employees may become sick themselves and be unable to work. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches.

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

In addition, the pandemic or the response efforts to the pandemic may cause disruptions to, closures of or other impacts on our CMOs and other vendors in our supply chain on which we rely for the supply of our products and product candidates. These impacts could lead to delays, increased costs or disruptions in supply of our products and product candidates and have a negative effect on our inventory reserves, which could result in an increase in inventory write-offs due to expiry.

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

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. In particular, areas we are monitoring include possible COVID-related changes in our commercial revenue payor mix, overall product sales, and reserves and allowances, as well as negative trends that could potentially have a further significant impact on product demand and, ultimately, product revenue, or could indicate goodwill, intangible assets, and other assets to be impaired. This uncertain COVID-19 pandemic environment has presented new risks to our business. While we are working to mitigate the impacts on our business, we are mindful that many of these risks and the impact to the larger healthcare market are outside of our control. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and the magnitude of which cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.
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
We have four distributors, Fresenius Medical Care Rx, McKesson Corporation, Cardinal Health, Inc. and Amerisource Bergen Drug Corporation, that, in the aggregate, accounted for a significant percentage of our gross accounts receivable as of June 30, 2021. If we are not able to maintain our contracts with these key distributors on favorable terms, on a timely basis or at all, or if there is any adverse change in one or more of these distributors’ business practices or financial condition, or such distributors’ end users’ prescribing practices or clinical protocols, it would adversely impact the market opportunity for Auryxia, our product revenues and operating results.
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
Auryxia is competing in the hyperphosphatemia market in the United States with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Sanofi, PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of the phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets), that may impact the market for Auryxia.
Auryxia is competing in the IDA market in the United States with over-the-counter oral iron, ferrous sulfate, other prescription oral iron formulations, including ferrous gluconate, ferrous fumerate, and polysaccharide iron complex, and intravenous iron formulations, including Feraheme® (ferumoxytol injection), Venofer® (iron sucrose injection), Ferrlicit® (sodium ferric gluconate complex in sucrose injection), Injectafer® (ferric carboxymaltose injection), and Triferic® (ferric pyrophosphate citrate). In addition, other new therapies for the treatment of IDA may impact the market for Auryxia, such as Shield Therapeutics plc's Feraccru® (ferric maltol), which is available in Europe for the treatment of IDA and Accrufer® (ferric maltol), which was launched in the United States for the treatment of IDA on July 1, 2021.
Furthermore, Auryxia’s commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective, safer or offer greater patient convenience than Auryxia. Other companies have product candidates in various stages of pre-clinical or clinical development to treat diseases and complications of the diseases for which we are marketing Auryxia.
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
We and our partners may also face competition from potential new anemia therapies. There are several other HIF-PHI product candidates in various stages of development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by companies such as FibroGen Inc., together with its collaboration partners, Astellas Pharma Inc. and AstraZeneca PLC, Japan Tobacco International, or JT, GlaxoSmithKline plc, or GSK, and Bayer HealthCare AG, or Bayer.

In the United States, FibroGen Inc., or FibroGen, has filed an NDA for its product candidate, roxadustat, with the FDA. In Europe, the EMA Committee for Medical Products for Human Use recently recommended that roxadustat be approved for the treatment of anemia in patients with CKD.

In Japan, roxadustat is approved for the treatment of anemia due to CKD in patients on dialysis, or DD-CKD, and patients not on dialysis, or NDD-CKD. In addition, daprodustat, GSK’s product candidate, and enarodustat, JT’s product candidate, are approved in Japan for the treatment of anemia due to CKD. In addition. Bayer HealthCare AG has submitted an NDA for its product candidate for the treatment of renal anemia in Japan. In China, roxadustat has launched for the treatment of anemia of DD-CKD and for the treatment of anemia due to CKD in NDD-CKD patients.

Recently, GSK announced that its Phase 3 ASCEND program, evaluating the efficacy and safety profile of daprodustat for patients with anemia due to CKD, met its primary endpoints and across the ASCEND program, daprodustat was generally well tolerated in both non-dialysis and dialysis patients. Furthermore, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce injectable ESA utilization and thus limit the market potential for vadadustat if they are approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia that may impact the market for anemia-targeted treatment.
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
Risks Related to Clinical Development
In addition to Auryxia, we will continue to depend heavily on the success of our product candidate, vadadustat, for which we submitted an NDA to the FDA, which was accepted for filing in May 2021. Clinical drug development involves a lengthy and expensive process with an uncertain outcome. We will incur additional costs in connection with, and may experience delays in completing, or ultimately be unable to complete, the development and commercialization of vadadustat and any other product candidates.
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
If any of these events occur, we may be forced to abandon our research and development efforts for one or more of our programs, or we may not be able to identify, discover, develop or commercialize additional product candidates, which would have a material adverse effect on our business.
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

We and Otsuka, our collaboration partner, are not permitted to market vadadustat in the United States until we receive approval from the FDA, in the EU until we receive approval from the EMA, or in any other jurisdiction until the requisite approval from regulatory authorities in such jurisdiction is received. As a condition to receiving marketing approval for vadadustat, we must complete Phase 3 studies and any additional preclinical or clinical studies required by the FDA, the EMA or other regulatory authorities. Vadadustat may not receive marketing approval. We submitted an NDA to the FDA for vadadustat for the treatment of anemia due to CKD in adult dialysis-dependent and non-dialysis dependent patients in March 2021. Our NDA submission was accepted for filing by the FDA in May 2021. The FDA assigned the application standard review and a Prescription Drug User Fee Act (PDUFA) target action date of March 29, 2022. At the time of filing, the FDA also indicated that they were not currently planning to hold an Advisory Committee meeting to discuss the application for vadadustat. While we remain cautious in our outlook for potential approval of vadadustat for the treatment of anemia due to CKD in adult non-dialysis dependent patients as vadadustat did not meet the primary safety endpoint of the PRO2TECT program, we look forward to working with the FDA in their review of all of the data.

Further, vadadustat may not receive marketing approval even if it is approved in other countries. For example, although vadadustat is approved in Japan for the treatment of adult patients with anemia due to CKD, such approval does not guarantee approval in the United States by the FDA.

Obtaining marketing approval in the United States and other jurisdictions depends upon numerous factors, many of which are subject to the substantial discretion of the regulatory authorities, including that regulatory agencies may not complete their review processes in a timely manner and, following completion of the review process, may not grant marketing approval. Furthermore, approval of a drug does not ensure successful commercialization. For example, on September 23, 2015, the

European Commission, or EC, approved Fexeric for the control of hyperphosphatemia in adult patients with CKD. Pursuant to the sunset clause under EU law, the EC’s approval of Fexeric in the EU was contingent on, among other things, our commencing marketing of Fexeric within three years; although we successfully negotiated an extension to December 23, 2019, we did not commence marketing Fexeric by such date and therefore the Fexeric approval in the EU has ceased to be valid.

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
•although at the time of filing the NDA, the FDA indicated that they were not currently planning to hold an Advisory Committee meeting to discuss the NDA, the FDA may ask an Advisory Committee to review portions of the NDA, the FDA may have difficulty scheduling an Advisory Committee meeting in a timely manner or, if convened, an FDA Advisory Committee could recommend non-approval, conditions of approval or restrictions on approval, and the FDA may ultimately agree with the recommendations;

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom, or UK, as a result of the recent withdrawal of the UK from the EU, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the United Kingdom withdrew from the EU, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement would prevent us from commercializing vadadustat or any other product candidate, including those that may be in-licensed or acquired, in the UK and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK and/or the EU for vadadustat or any other product candidate, which could significantly and materially harm our business.
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
Risks Related to Governmental Regulation and Compliance

We are subject to a complex regulatory scheme that requires significant resources to ensure compliance. Failure to comply with applicable laws could subject us to government scrutiny or government enforcement, potentially resulting in costly investigations and/or fines or sanctions, or impacting our relationships with key regulatory agencies such as the FDA, the U.S. Securities and Exchange Commission, or the SEC, or the EMA.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the United States government has shut down. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
In response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. This risk-based assessment system identifies the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. In May 2021, the FDA issued a new report “Resiliency Roadmap for FDA Inspectional Oversight” which include its detailed plan to move towards a more consistent state of operations; best-case, base-case and worst-case scenarios are identified, as well as the drivers that determine these scenarios and the impact these will have on inspection activities. Regulatory authorities outside the United States may also impose similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Further, on December 14, 2018, a United States District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and, therefore, because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On November 10, 2020, the United States Supreme Court heard this case. On June 17, 2021, the Supreme Court dismissed this case after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Accordingly, all of the provisions in the ACA but the individual mandate to buy health insurance remain in effect. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.
The costs and prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent United States congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.
Specifically, there have been several recent United States congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
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
There are a limited number of manufacturers that are capable of manufacturing Auryxia and vadadustat for us and complying with cGMP regulations and guidance and other stringent regulatory requirements and guidance enforced by the FDA, EMA, PDMA and other regulatory authorities. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation, which occur in addition to our own quality assurance releases. The facilities and processes used by our third party manufacturers to manufacture Auryxia may be inspected by the FDA and other regulatory authorities at any time, and the facilities and processes used by our third party manufacturers to manufacture vadadustat will be inspected by the FDA, the EMA and other regulatory authorities prior to or after we submit our marketing applications. Although we have general visibility into the manufacturing processes of our third party manufacturers, we do not ultimately control such manufacturing processes of, and have little control over, our third party manufacturers, including, without limitation, their compliance with cGMP requirements and guidance for the manufacture of certain starting materials, drug substance and finished drug product. Similarly, although we review final production, we have little control over the ability of our third party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Our third party manufacturers may experience problems with their manufacturing and distribution operations and processes, including, for example, quality issues, such as product specification and stability failures, procedural deviations, improper equipment installation or operation, utility failures, contamination, natural disasters and public health epidemics. We may also encounter difficulties relating to our own quality processes and procedures, including regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. If our third party manufacturers cannot successfully manufacture material that conforms to our specifications and regulatory requirements and guidance, or if we or our third party manufacturers experience manufacturing, operations and/or quality issues, including an inability or unwillingness to continue manufacturing our products at all, in accordance with agreed-upon processes or on currently validated manufacturing lines, we may not be able to supply patient demand or maintain marketing approval for Auryxia or secure and maintain marketing approval for vadadustat.
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
On August 23, 2018, Keryx submitted a Citizen Petition requesting, inter alia, that the FDA recognize that Auryxia is eligible for five years of new chemical entity, or NCE, exclusivity based on its novel active ingredient and for three years exclusivity for the IDA Indication.  On January 19, 2019, the FDA responded that Auryxia is eligible for a three-year exclusivity period for the IDA Indication, which expired on November 6, 2020.  FDA, however, denied the NCE exclusivity based on its determination that Auryxia contains a previously-approved active moiety (ferric cation). FDA’s decision on the Citizen Petition is subject to further review both within the FDA and in the courts. On February 21, 2019, we filed a Petition for Reconsideration of the FDA’s decision on the NCE determination for Auryxia.
The FDA’s determination as to whether to grant NCE exclusivity to Auryxia may also affect the timing of the 30-month stay barring the FDA from granting final approval to generic versions of Auryxia. When an ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant. We have received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA, from generic drug manufacturers requesting approval for generic versions of Auryxia tablets (210 mg ferric iron per tablet), have filed certain complaints for patent infringement relating to such ANDAs, and have entered into settlement and license agreements with certain such ANDA filers. See Part II, Item 1. Legal Proceedings for further information relating to the ANDAs, lawsuits and settlements.
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

Third parties may hold or obtain patents or other intellectual property rights and allege in the future that the use of our product or product candidate infringes these patents or intellectual property rights, or that we are employing their proprietary technology without authorization. We do not believe that there are any currently issued United States patents that will prevent us from commercializing Auryxia or vadadustat; nor do we make any admission that any of such patents are valid, enforceable or infringed. Under United States law, a party may be able to patent a discovery of a new way to use a previously known compound, even if such compound itself is patented, provided the newly discovered use is novel and nonobvious. Such a method-of-use patent, however, if valid, only protects the use of a claimed compound for the specified methods claimed in the patent. This type of patent does not prevent persons from using the compound for any previously known use of the compound. Further, this type of patent does not prevent persons from making and marketing the compound for an indication that is outside the scope of the patented method. We are not aware of any valid United States patents issued to FibroGen, or any other person, that claim methods of using any of our product candidates for purposes of inhibiting hypoxia-inducible factor prolyl hydroxylases, or HIF-PHs, for the treatment of anemia due to CKD. For example, we are aware of certain patents that have been acquired by FibroGen directed to certain heterocyclic carboxamide compounds that are described as inhibitors of prolyl-4-hydroxylase. Those patents, however, are believed to have expired as of December 2014.
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
We are currently involved in a patent infringement lawsuit, a declaratory judgment of non-infringement and invalidity lawsuit, opposition and invalidation proceedings, and may in the future be involved in additional lawsuits or administrative proceedings to challenge the patents of our competitors or to protect or enforce our patents, which could be expensive, time consuming, and unsuccessful.
Competitors may infringe our patents or misappropriate our trade secrets or confidential information. To counter infringement or unauthorized use, we may be required to file infringement or misappropriation claims, which can be expensive and time-

consuming. We may not be able to prevent infringement of our patents or misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and held not infringed and could put our patent applications at risk of not issuing.
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
For example, we are currently involved in a patent infringement lawsuit against a generic company in the federal district courts. We are also involved in an action against our competitors in the federal district court to obtain a declaratory judgment of non-infringement and invalidity of certain patents of the competitors.  In addition, we are currently involved in opposition and invalidation proceedings in the European Patent Office, the Japan Patent Office, and the Patents Court of the UK. These proceedings may be ongoing for a number of years and may involve substantial expense and diversion of employee resources from our business. In addition, we may become involved in additional opposition proceedings or other legal or administrative proceedings in the future. For more information, see the other risk factors under “Risks Related to our Intellectual Property” and Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.
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
•laws that require the reporting of true and accurate financial information and data; and
•United States state and federal securities laws and regulations and their non-U.S. equivalents.
We are currently closing out global clinical trials in countries where corruption is prevalent, and violations of any of these laws by our personnel or by any of our vendors or agents, such as our CROs or CMOs, could have a material adverse impact on our clinical trials and our business and could result in criminal or civil fines and sanctions. We are subject to complex laws that govern our international business practices. These laws include the FCPA, which prohibits United States companies and their intermediaries, such as CROs or CMOs, from making improper payments to foreign government officials for the purposes of obtaining or keeping business or to obtain any kind of advantage for the company. The FCPA also requires companies to keep accurate books and records and maintain adequate accounting controls. A number of past and recent FCPA investigations by the Department of Justice and the U.S. Securities and Exchange Commission, or the SEC, have focused on the life sciences sector.

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
Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. This could include violations of HIPAA, other United States federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive. We are also exposed to risks in connection with any insider trading violations by employees or others affiliated with us.
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
If any of our service providers are later legally deemed to be employees, we could be subject to employment and tax withholding liabilities and other additional costs as well as other multiple damages and attorneys’ fees.

We rely on independent third parties to provide certain services to us. We structure our relationships with these outside service providers in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of an independent contractor relationship, while a high degree of control is generally indicative of an employment relationship. Tax or other regulatory authorities may challenge our characterization of services providers as independent contractors both under existing laws and regulations and under laws and regulations adopted in the future. If such regulatory authorities or state, federal or foreign courts were to determine that our service providers are employees and not independent contractors, we would, among other things, may be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes, to pay unemployment and other related payroll taxes, and to provide certain employee benefits. We could also be liable for unpaid past taxes, interest and other costs and subject to penalties. Likewise, our service providers themselves may later successfully challenge their classification as independent contractors, which may result in additional damages, including back wages, penalties, interest and attorneys’ fees. As a result, any legally binding determination that the service providers we characterize as independent contractors are actually our employees could have a material adverse effect on our business, financial condition and results of operations.
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
Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated biopharmaceutical companies have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Global Market has ranged from a low of $2.09 on October 30, 2020 to a high of $31.00 on June 20, 2014. The daily closing market price for our common stock has varied between a high price of $13.08 on July 2, 2020 and a low price of $2.22 on October 30, 2020 in the twelve-month period ending on June 30, 2021. During this time, the price of our common stock has ranged from an intra-day low of $2.09 per share to an intra-day high of $13.71 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, developments related to and results of our clinical studies, developments related to our regulatory submissions, developments related to our ability to commercialize Auryxia and vadadustat, if approved, and any other product candidates, announcements by us or our competitors of significant mergers, acquisitions, licenses, strategic collaborations, joint ventures, collaborations or capital commitments, negative publicity around Auryxia or vadadustat, the results of competitive clinical trials, products or technologies, regulatory or legal developments in the United States and other countries, developments or disputes concerning patent applications, issued patents or other proprietary rights, the recruitment or departure of key personnel, the level of expenses related to Auryxia and vadadustat or any other product or product candidate, actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts, variations in our financial results or those of companies that are perceived to be similar to us, changes in the structure of healthcare payment systems, market conditions in the biopharmaceutical sector, general economic, industry and market conditions and others beyond our control. As a result of this volatility, our shareholders may not be able to sell their common stock at or above the price at which they purchased it.
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

As of June 30, 2021 and based on the amounts reported in the most recent filings made under Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, State Street Corporation, or State Street, beneficially owned approximately 8.8% of our outstanding shares of common stock, Wellington Management Group LLP, or Wellington, beneficially owned approximately 7.9% of our outstanding common stock, and BlackRock, Inc., or BlackRock, beneficially owned approximately 7.2% of our outstanding shares of common stock. In addition, as of June 30, 2021, our former director, Muneer Satter, beneficially owned approximately 1.9% of our outstanding common stock. In addition, pursuant to our Fourth Amended and Restated Investors’ Rights Agreement, as amended, with Mr. Satter, he has the right, subject to certain conditions and with certain exceptions, to require us to file registration statements covering the shares common stock he owns or to include his shares in registration statements that we may file or in public offerings of our shares of common stock. Following their registration and sale under the applicable registration statement, those shares would become freely tradable. By selling a large number of shares of common stock, BlackRock, State Street, Wellington, or Mr. Satter could cause the price of our common stock to decline.
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
As of June 30, 2021, we believe that our directors and executive officers, together with their affiliates, owned, in the aggregate, approximately 1.8% of our outstanding common stock. In addition, we have certain significant stockholders, including Wellington, which beneficially owned approximately 7.9% of our outstanding common stock, State Street, which beneficially owned approximately 8.8% of our outstanding shares of common stock, and BlackRock, which beneficially owned approximately 7.2% of our outstanding shares of common stock based on the amounts reported in the most recent filings made by such significant stockholders under Section 13(d) and 13(g) of the Exchange Act. If they were to choose to act together, they would have significant influence on all matters submitted to our stockholders for approval, as well as our management and affairs, such as:
•the composition of our Board of Directors;
•the adoption of amendments to our Ninth Amended and Restated Certificate of Incorporation, as amended, or Charter, and our Amended and Restated By-Laws, or Bylaws;
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
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to maintain or implement required new or improved controls, or difficulties encountered in implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the SOX Act, or Section 404, or any testing by our independent registered public accounting firm, which became required for us as of December 31, 2019, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. For example, as of December 31, 2019, management and our independent registered public accounting firm concluded that our internal control over financial reporting relating to our inventory process was not effective because of a material weakness due to our failure to design and maintain effective controls over the completeness, accuracy and presentation and disclosure of inventory. Despite remediation efforts we undertook during fiscal 2020 and continue to make, our management and independent registered public accounting firm concluded that, as of December 31, 2020, our internal control over financial reporting relating to our inventory process was not effective because of a material weakness due to our failure to design and maintain effective controls over the completeness, accuracy and presentation and disclosure of inventory. For more information about this material weakness, see Part I, Item 4. Controls and Procedures of this Quarterly Report on Form 10-Q and Part II, Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2020. Additionally, as revised and enhanced controls need to be in operation for a sufficient period of time and be tested to ensure that the controls are operating as designed, management has concluded that the material weakness cannot be considered remediated as of June 30, 2021. Although we have initiated remediation measures to address the material weakness, we cannot provide assurance that we will be able to correct this material weakness in a timely manner or that our remediation efforts will be adequate to allow us to conclude that our internal controls will be effective in the future. Even if this material weakness is remediated in the future, our internal control over financial reporting could in the future have additional material weaknesses, deficiencies or conditions that could require correction or remediation.

We will need to continue to dedicate internal resources, engage outside consultants and maintain a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to remediate the material weakness relating to our inventory process described above and any future control deficiencies or material weaknesses, and improve control processes as appropriate, validate through testing that controls are functioning as documented and maintain a continuous reporting and improvement process for internal control over financial reporting. If we are not able to correct material weaknesses or deficiencies in internal controls in a timely manner or otherwise comply with the requirements of Section 404 in a timely manner, our ability to record, process, summarize and report financial information accurately and within applicable time periods may be adversely affected and we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities as well as shareholder litigation which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our Charter and our Bylaws contain provisions that eliminate, to the maximum extent permitted by the General Corporation Law of the State of Delaware, or DGCL, the personal liability of our directors and executive officers for monetary damages for breach of their fiduciary duties as a director or officer. Our Charter and our Bylaws also provide that we will indemnify our directors and executive officers and may indemnify our employees and other agents to the fullest extent permitted by the DGCL.

In addition, as permitted by Section 145 of the DGCL our Bylaws and our indemnification agreements that we have entered into with our directors and executive officers provide that:
•We will indemnify our directors and officers, as defined in our Bylaws, for serving us in those capacities or for serving other related business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of Akebia and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
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
•The rights conferred in our Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

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
Provisions in our Charter and our Bylaws contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our Board of Directors is responsible for appointing certain members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, these provisions:
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
•require a supermajority vote of 75% of the holders of our capital stock entitled to vote or the majority vote of our Board of Directors to amend our Bylaws; and
•require a supermajority vote of 85% of the holders of our capital stock entitled to vote to amend the classification of our Board of Directors and to amend certain other provisions of our Charter.
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
Any provision of our Charter, our Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
Under Section 382 of the Internal Revenue Code, or Section 382, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. On December 12, 2018, we completed the Merger, which we believe has resulted in an ownership change under Section 382. In addition, the Tax Cuts and Jobs Act, including amendments made by the CARES Act, includes changes to United States federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to fully offset taxable income in the future. Future changes in our stock ownership, many of which are outside of our control, could result in an additional ownership change under Section 382. As a result, if we generate taxable income, our ability to use our pre-change NOL carryforwards to offset federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. At the state level, state net operating losses generated in one state cannot be used to offset income generated in another state and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating United States taxable income. As described above under “—Risks Related to our Financial Position and Need for Additional Capital,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the United States taxable income necessary to utilize our NOLs. A valuation allowance has been provided for the entire amount of our NOLs.
Our Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our Charter provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL our Charter or our Bylaws, or (4) any other action asserting a claim against us, our directors, officers or other employees that is governed by the internal affairs doctrine. Under our Charter, this exclusive forum provision will not apply to claims that are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Exchange Act, or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Charter described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Charter inapplicable to, or unenforceable with respect to, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the quarter ended June 30, 2021, we did not have any sales of unregistered securities.

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on March 28, 2014).

10.1*#	Amendment #1 to the Supply Agreement, dated as of April 15, 2021, by and between Akebia Therapeutics, Inc, and STA Pharmaceutical Hong Kong Limited.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed, or submitted electronically, herewith
# Indicates portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: August 5, 2021	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ David A. Spellman
David A. Spellman
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 5, 2021	By:	/s/ Violetta Cotreau
Violetta Cotreau
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)