Form 10-Q
period 2021-09-30
Akebia Therapeutics, Inc.
filed 2021-11-04
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

Outstanding at October 31, 2021
174,960,413

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
•the timing of or likelihood of regulatory filings and approvals, including labeling or other restrictions, such as the anticipated timing of a response by the U.S. Food and Drug Administration, or FDA, to our New Drug Application for vadadustat and our planned filing of a E.U. Marketing Authorization Application for vadadustat with the European Medicines Agency, the likelihood of approval of vadadustat and our outlook related thereto, and potential indications for vadadustat;
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
•If we are unable to maintain sales and marketing capabilities or to enter into additional agreements with third parties, we may not be successful in commercializing Auryxia, vadadustat, if approved, and any other product candidate that may be approved;
•If we are unable to obtain or maintain contracts with key distribution partners, or adequate or favorable reimbursement for our products, our business could be materially harmed;
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
•Conducting clinical trials outside of the United States makes us subject to additional risks and complexities and we may not complete such trials successfully, in a timely manner, or at all, which could affect our ability to obtain regulatory approvals;
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
•We are subject to a complex regulatory scheme that requires significant resources to ensure compliance. Failure to comply with applicable laws could subject us to government scrutiny or government enforcement, potentially resulting in costly investigations and/or fines or sanctions, or impacting our relationships with key regulatory agencies such as the U.S. Food and Drug Administration, the U.S. Securities and Exchange Commission or the European Medicines Agency;
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

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$207,204	$228,698
Available for sale securities	—	39,992
Inventory	33,688	61,017
Accounts receivable, net	49,690	26,853
Prepaid expenses and other current assets	39,502	14,877
Total current assets	330,084	371,437
Property and equipment, net	7,196	8,622
Operating lease assets	23,192	26,876
Goodwill	55,053	55,053
Other intangible assets, net	117,138	144,170
Other assets	69,604	37,981
Total assets	$602,267	$644,139
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$28,809	$41,308
Accrued expenses and other current liabilities	144,704	130,624
Short-term deferred revenue	15,692	15,214
Total current liabilities	189,205	187,146
Deferred revenue, net of current portion	27,965	25,345
Operating lease liabilities, net of current portion	20,257	24,621
Derivative liability	1,930	2,420
Long-term debt, net	97,230	96,378
Liability related to sale of future royalties, net	51,137	—
Other non-current liabilities	77,393	60,611
Total liabilities	465,117	396,521
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock $0.00001 par value; 350,000,000 shares authorized at September 30, 2021 and December 31, 2020; 174,551,989 and 148,074,085 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2	1
Additional paid-in capital	1,526,815	1,425,115
Accumulated other comprehensive loss	6	13
Accumulated deficit	(1,389,673)	(1,177,511)
Total stockholders' equity	137,150	247,618
Total liabilities and stockholders' equity	$602,267	$644,139

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product revenue, net	$36,753	$34,392	$100,120	$94,297
License, collaboration and other revenue	12,003	25,596	53,853	144,311
Total revenues	48,756	59,988	153,973	238,608
Cost of goods sold:
Product	6,933	24,239	76,012	92,840
Amortization of intangibles	9,011	6,106	27,032	24,307
Impairment of intangible asset	—	—	—	115,527
Total cost of goods sold	15,944	30,345	103,044	232,674
Operating expenses:
Research and development	40,471	46,857	118,296	180,907
Selling, general and administrative	46,357	40,171	129,336	113,636
License expense	870	710	2,460	2,430
Total operating expenses	87,698	87,738	250,092	296,973
Operating loss	(54,886)	(58,095)	(199,163)	(291,039)
Other income (expense):
Interest expense	(5,085)	(2,274)	(14,853)	(6,554)
Other income	427	410	1,854	1,136
Net loss	$(59,544)	$(59,959)	$(212,162)	$(296,457)
Net loss per share - basic and diluted	$(0.34)	$(0.42)	$(1.30)	$(2.18)
Weighted-average number of common shares - basic and diluted	173,782,151	143,314,729	163,050,769	136,230,889
Comprehensive loss:
Net loss	$(59,544)	$(59,959)	$(212,162)	$(296,457)
Other comprehensive gain (loss) - unrealized gain (loss) on debt securities	—	15	(7)	6
Total comprehensive loss	$(59,544)	$(59,944)	$(212,169)	$(296,451)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock
	Number of Shares	$0.00001 Par Value	Additional Paid-In Capital	Unrealized Gain/(Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2019	121,674,568	$1	$1,188,810	$—	$(794,054)	$394,757
Issuance of common stock, net of issuance costs	7,973,967	—	56,575	—	—	56,575
Proceeds from sale of stock under employee stock purchase plan	115,024	—	451	—	—	451
Share-based compensation expense	—	—	4,916	—	—	4,916
Exercise of options	64,126	—	412	—	—	412
Restricted stock unit vesting	423,755	—	—	—	—	—
Net loss	—	—	—	—	(60,747)	(60,747)
Balance at March 31, 2020	130,251,440	$1	$1,251,164	$—	$(854,801)	$396,364
Issuance of common stock, net of issuance costs	12,650,000	—	142,383	—	—	142,383
Share-based compensation expense	—	—	6,864	—	—	6,864
Exercise of options	48,103	—	409	—	—	409
Restricted stock unit vesting	179,866	—	—	—	—	—
Unrealized loss	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(175,751)	(175,751)
Balance at June 30, 2020	143,129,409	$1	$1,400,820	$(9)	$(1,030,552)	$370,260
Proceeds from sale of stock under employee stock purchase plan	120,634	—	649	—	—	649
Share-based compensation expense	—	—	6,592	—	—	6,592
Exercise of options	54,404	—	405	—	—	405
Restricted stock unit vesting	24,205	—	—	—	—	—
Unrealized gain	—	—	—	15	—	15
Net loss	—	—	—	—	(59,959)	(59,959)
Balance at September 30, 2020	143,328,652	$1	$1,408,466	$6	$(1,090,511)	$317,962

Balance at December 31, 2020	148,074,085	$1	$1,425,115	$13	$(1,177,511)	$247,618
Issuance of common stock, net of issuance costs	9,228,017	1	29,497	—	—	29,498
Proceeds from sale of stock under employee stock purchase plan	154,276	—	367	—	—	367
Share-based compensation expense	—	—	5,992	—	—	5,992
Restricted stock unit vesting	1,063,711	—	—	—	—	—
Unrealized loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(69,580)	(69,580)
Balance at March 31, 2021	158,520,089	$2	$1,460,971	$9	$(1,247,091)	$213,891
Issuance of common stock, net of issuance costs	10,446,160	—	37,266	—	—	37,266
Share-based compensation expense	—	—	6,515	—	—	6,515
Restricted stock unit vesting	685,174	—	—	—	—	—
Unrealized loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(83,038)	(83,038)
Balance at June 30, 2021	169,651,423	$2	$1,504,752	$6	$(1,330,129)	$174,631
Issuance of common stock, net of issuance costs	4,730,466	—	16,092	—	—	16,092
Proceeds from sale of stock under employee stock purchase plan	152,917	—	379	—	—	379
Share-based compensation expense	—	—	5,592	—	—	5,592
Restricted stock unit vesting	17,183	—	—	—	—	—
Net loss	—	—	—	—	(59,544)	(59,544)
Balance at September 30, 2021	174,551,989	$2	$1,526,815	$6	$(1,389,673)	$137,150

See accompanying notes to unaudited condensed consolidated financial statements

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Operating activities:
Net loss	$(212,162)	$(296,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,485	1,559
Amortization of intangibles	27,032	24,307
Intangible asset impairment charge	—	115,527
Amortization of premium/discount on investments	(15)	(31)
Non-cash interest expense related to sale of future royalties	6,779	—
Non-cash royalty revenue related to sale of future royalties	(425)	—
Non-cash interest expense	852	1,255
Non-cash operating lease expense	(1,415)	(1,660)
Fair value step-up of inventory sold or written off	21,575	39,522
Write-down of inventory	7,126	18,608
Change in excess inventory purchase commitments	15,376	10,304
Stock-based compensation	18,099	18,372
Change in fair value of derivative liability	(490)	340
Changes in operating assets and liabilities:
Accounts receivable	(22,837)	14,398
Inventory	(35,282)	6,415
Prepaid expenses and other current assets	(25,020)	(2,279)
Other long-term assets	4,728	(6,518)
Accounts payable	(14,933)	3,028
Accrued expense	15,099	(6,072)
Operating lease liabilities	1,173	1,032
Deferred revenue	3,098	(21,256)
Net cash used in operating activities	(190,157)	(79,606)
Investing activities:
Purchase of equipment	(59)	—
Purchase of available for sale securities	—	(99,932)
Proceeds from the maturities of available for sale securities	40,000	245
Net cash provided by (used in) investing activities	39,941	(99,687)
Financing activities:
Proceeds from sale of future royalties, net	44,783	—
Proceeds from the issuance of common stock, net of issuance costs	82,799	198,883
Proceeds from the sale of stock under employee stock purchase plan	746	1,100
Proceeds from the exercise of stock options	—	1,226
Net cash provided by financing activities	128,328	201,209
Increase (decrease) in cash, cash equivalents, and restricted cash	(21,888)	21,916
Cash, cash equivalents, and restricted cash at beginning of the period	231,132	149,804
Cash, cash equivalents, and restricted cash at end of the period	$209,244	$171,720
Non-cash financing activities
Unpaid offering costs	$57	$75

See accompanying notes to unaudited condensed consolidated financial statements

Akebia Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Nature of Organization and Operations

Akebia Therapeutics, Inc., referred to as Akebia or the Company, was incorporated in the State of Delaware in 2007. Akebia is a biopharmaceutical company with the purpose of bettering the lives of people impacted by kidney disease. Akebia’s lead investigational product candidate, vadadustat, is an oral therapy in development for the treatment of anemia due to chronic kidney disease, or CKD. Vadadustat is an oral hypoxia-inducible factor prolyl hydroxylase inhibitor, or HIF-PHI, designed to mimic the physiologic effect of altitude on oxygen availability. At higher altitudes, the body responds to lower oxygen availability with stabilization of hypoxia-inducible factor, or HIF, which stimulates erythropoietin, or EPO, production, and can lead to red blood cell, or RBC, production and improved oxygen delivery to tissues. Vadadustat is approved and marketed in Japan as a treatment for anemia due to CKD in both dialysis-dependent and non-dialysis dependent adult patients under the trade name VafseoTM. The Company submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for vadadustat in March of 2021 for the treatment of anemia due to CKD in adult patients with CKD on dialysis, or DD-CKD, and adult patients with CKD not on dialysis, or NDD-CKD. The Company's NDA submission was accepted for filing by the FDA in May 2021 and at the time of filing the NDA, the FDA indicated that they were not currently planning to hold an Advisory Committee meeting to discuss the application for vadadustat. The FDA also assigned the application standard review and a Prescription Drug User Fee Act (PDUFA) target action date of March 29, 2022. The Company’s collaboration partner, Otsuka Pharmaceutical Co. Ltd., submitted a Marketing Authorization Application, or MAA, for vadadustat for the treatment of anemia due to CKD in adult patients to the European Medicines Agency, or EMA, in October 2021. In addition, the Company has a commercial product, Auryxia® (ferric citrate), which is currently approved by the FDA and marketed for two indications in the United States: the control of serum phosphorus levels in DD-CKD adult patients and the treatment of iron deficiency anemia, or IDA, in NDD-CKD adult patients. Ferric citrate is also approved and marketed in Japan as an oral treatment for IDA in adult patients for the improvement of hyperphosphatemia in adult patients with DD-CKD and NDD-CKD under the trade name Riona (ferric citrate hydrate).

Since inception, the Company has devoted most of its resources to research and development, including its preclinical and clinical development activities, and providing general and administrative support for these operations. The Company began recording revenue from the U.S. sales of Auryxia and revenue from sublicensing rights to Auryxia in Japan from the Company’s Japanese partners, Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd., collectively JT and Torii, on December 12, 2018 following the consummation of a merger with Keryx Biopharmaceuticals, Inc., or Keryx, or the Merger. Additionally, following regulatory approval of vadadustat in Japan, the Company began recognizing royalty revenues from Mitsubishi Tanabe Pharma Corporation, or MTPC, from the sale of Vafseo in August 2020. In February 2021, the Company entered into a royalty interest acquisition agreement with HealthCare Royalty Partners IV, L.P., or the Royalty Agreement, whereby the Company sold its right to receive royalties and sales milestones under its Collaboration Agreement with MTPC, or the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 5 for additional information). The Company has not generated a profit to date and may never generate profits from product sales. Vadadustat and the Company’s other potential product candidates are subject to long development cycles, and the Company may be unsuccessful in its efforts to develop, obtain marketing approval for or market vadadustat and its other potential product candidates. If the Company does not successfully commercialize Auryxia, vadadustat or any other potential product candidate, if approved, it may be unable to achieve profitability.

The Company’s management completed its going concern assessment in accordance with Accounting Standards Codification, or ASC, 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. The Company believes that its cash resources will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. If the Company receives regulatory approval of vadadustat in the U.S., the Company expects to incur significant incremental costs to its current operating plan to commercialize vadadustat, including costs of marketing, manufacturing and distribution. The potential timely regulatory approval of vadadustat and the receipt of associated regulatory milestones is an important source of funding of the Company's cash runway. However, the Company will require additional funding to fund its operating plan beyond the next twelve months. There are numerous risks and uncertainties associated with research, development and commercialization activities, and actual results could vary materially as a result of a number of factors, many of which are outside of the Company's control. There can be no assurance, however, that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all. The Company will require additional capital to pursue development and commercial activities related to Auryxia and vadadustat or any additional products and product candidates, including those that may be in-licensed or acquired. The Company expects to finance future cash needs through product revenue, public or private equity or debt transactions, payments from its collaborators, strategic transactions, or a combination of these approaches. However, additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital in sufficient amounts when needed or on attractive terms, it may not be able to pursue development and commercial activities related to Auryxia and vadadustat or any additional products and product candidates, including those that may be in-licensed or acquired.

2.Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., or GAAP, for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.

In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021 or any other future period.

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

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K and are updated below as necessary.

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

3.Product Revenue and Reserves for Variable Consideration
To date, the Company’s only source of product revenue has been from the U.S. sales of Auryxia. Total net product revenue was $36.8 million and $34.4 million for the three months ended September 30, 2021 and 2020, respectively, and $100.1 million and $94.3 million for the nine months ended September 30, 2021 and 2020, respectively. The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2021 and 2020 (in thousands):

	Chargebacks and Discounts	Rebates, Fees and other Deductions	Returns	Total
Balance at December 31, 2020	$802	$39,912	$649	$41,363
Current provisions related to sales in current year	8,911	105,432	4,866	119,209
Adjustments related to prior year sales	(1)	(1,590)	—	(1,591)
Credits/payments made	(8,593)	(99,518)	(4,979)	(113,090)
Balance at September 30, 2021	$1,119	$44,236	$536	$45,891

Balance at December 31, 2019	$738	$30,552	$253	$31,543
Current provisions related to sales in current year	7,833	107,421	4,184	119,438
Adjustments related to prior year sales	(85)	703	2,328	2,946
Credits/payments made	(7,701)	(96,807)	(5,991)	(110,499)
Balance at September 30, 2020	$785	$41,869	$774	$43,428

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

Accounts receivable, net related to product sales was approximately $22.2 million and $21.9 million as of September 30, 2021 and December 31, 2020, respectively.

4.License, Collaboration and Other Significant Agreements
During the three and nine months ended September 30, 2021 and 2020, the Company recognized the following revenues from its license, collaboration and other significant agreements and had the following deferred revenue balances as of September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
License, Collaboration and Other Revenue:	(in thousands)		(in thousands)
MTPC Agreement	$2,555	$373	$7,167	$15,373
Otsuka U.S. Agreement	6,144	16,256	28,988	80,721
Otsuka International Agreement	1,860	7,243	13,532	39,445
Total Proportional Performance Revenue	$10,559	$23,872	$49,687	$135,539
JT and Torii	1,444	1,183	4,093	4,049
MTPC Other Revenue	—	541	73	4,723
Total License, Collaboration and Other Revenue	$12,003	$25,596	$53,853	$144,311

	September 30, 2021
	Short-Term	Long-Term	Total
Deferred Revenue:	(in thousands)
MTPC Agreement	$4,883	$—	$4,883
Otsuka U.S. Agreement	$6,308	$16,664	$22,972
Otsuka International Agreement	4,501	6,623	11,124
Vifor Agreement	—	4,678	4,678
Total	$15,692	$27,965	$43,657

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended September 30, 2021 and 2020 (in thousands):

Nine Months Ended September 30, 2021	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$3,045	$38,795	$(20,427)	$21,413
Prepaid expenses and other current assets	$1,722	$1,725	$(5)	$3,442
Contract liabilities:
Deferred revenue	$40,559	$65,890	$(62,792)	$43,657
Accounts payable	$7,227	$—	$(7,227)	$—
Accrued expenses and other current liabilities	$10,000	$—	$—	$10,000

Nine Months Ended September 30, 2020
Contract assets:
Accounts receivable(1)	$15,822	$143,148	$(156,209)	$2,761
Prepaid expenses and other current assets	$—	$1,248	$—	$1,248
Contract liabilities:
Deferred revenue	$72,950	$110,295	$(131,551)	$51,694
Accounts payable	$—	$10,097	$(5,651)	$4,446
Accrued expenses and other current liabilities	$—	$615	$(615)	$—

(1)Excludes accounts receivable from other services related to clinical and regulatory activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement as of September 30, 2021 and 2020 and December 31, 2020 and 2019. Also excludes accounts receivable related to amounts due to the Company from product sales which are included in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020.

During the three and nine months ended September 30, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Recognized in the Period from:	2021	2020	2021	2020
Amounts included in deferred revenue at the beginning of the period	$9,159	$6,537	$20,363	$29,203
Performance obligations satisfied in previous periods	$—	$20,648	$—	$21,346

Mitsubishi Tanabe Pharma Corporation Collaboration Agreement
Summary of Agreement
On December 11, 2015, the Company and MTPC entered into a collaboration agreement, or the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to vadadustat in Japan and certain other Asian countries, collectively, the MTPC Territory. In addition, the Company will supply vadadustat for both clinical and commercial use in the MTPC Territory, subject to MTPC’s option to manufacture commercial drug product in the MTPC Territory. A more detailed description of this collaboration agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K. In February 2021, the Company entered into a royalty interest acquisition agreement with HealthCare Royalty Partners IV, L.P., or the Royalty Agreement, whereby the Company sold its right to receive royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 5 for additional information).
Revenue Recognition
The Company evaluated the elements of the MTPC Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, MTPC, is a customer. The Company’s arrangement with MTPC contains the following material promises under the contract at inception: (i) license under certain of the Company’s intellectual property to develop and commercialize vadadustat in the MTPC Territory, (ii) clinical supply of vadadustat, (iii) knowledge transfer, (iv) Phase 2 dosing study research services, and (v) rights to future know-how.
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

As of September 30, 2021, the transaction price was comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received, comprised of $10.0 million relating to the NDA filing in Japan and $15.0 million relating to regulatory approval of vadadustat in Japan, and (vi) $0.9 million in royalties from net sales of Vafseo. As of September 30, 2021, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. The Company recognized $0.3 million and $0.4 million of revenue from MTPC royalties for the three and nine months ended September 30, 2021, respectively. The Company recognized a $15.0 million regulatory milestone relating to regulatory approval of vadadustat in Japan as revenue during the nine months ended September 30, 2020. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 5 for additional information). The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2021, the Company recorded $0.2 million in accounts receivable, no deferred revenue, and no contract assets. There were no asset or liability balances classified as long-term in the unaudited condensed consolidated balance sheet as of September 30, 2021.
Supply of Drug Product to MTPC
In March 2020, in connection with the MTPC Agreement, the Company and MTPC entered into a letter agreement, pursuant to which the Company agreed to supply MTPC with certain vadadustat process validation drug product for commercial use and MTPC agreed to reimburse the Company for certain manufacturing-related expenses. In connection with this arrangement, the Company invoiced the upfront payment of $10.4 million, which it received during the three months ended June 30, 2020. The Company does not recognize revenue under this arrangement until delivery has occurred and risk of loss passes to MTPC. No revenues were recognized during the three and nine months ended September 30, 2021 and approximately $0.5 million and $4.5 million of revenue was recognized during the three and nine months ended September 30, 2020, respectively, for drug product that was delivered during the applicable period. As of September 30, 2021, the Company recorded no accounts receivable, no deferred revenue, $3.0 million in other current liabilities and $0.4 million in other non-current liabilities for drug product that was subject to return by MTPC.
On July 15, 2020, the Company and its collaboration partner MTPC entered into a supply agreement, or the MTPC Supply Agreement. The MTPC Supply Agreement includes the terms and conditions under which the Company will supply vadadustat drug product to MTPC for commercial use in Japan and certain other Asian countries, as contemplated by the MTPC Agreement. A more detailed description of this supply agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K.

The Company recognized $2.2 million and $6.7 million of revenue under the MTPC Supply Agreement during the three and nine months ended September 30, 2021, respectively. During the nine months ended September 30, 2021, the Company invoiced MTPC for $13.4 million in payments for vadadustat drug product ordered by MTPC. As of September 30, 2021, the Company recorded $4.5 million in accounts receivable, $4.9 million in deferred revenue, $16.3 million in other current liabilities and $5.8 million in other non-current liabilities.
U.S. Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.
Summary of Agreement
On December 18, 2016, the Company entered into a collaboration and license agreement with Otsuka, or the Otsuka U.S. Agreement. The collaboration is focused on the development and commercialization of vadadustat in the United States.
Under the terms of the Otsuka U.S. Agreement, the Company granted to Otsuka a co-exclusive, non-sublicensable license under certain intellectual property controlled by the Company solely to perform medical affairs activities and to conduct non-promotional and commercialization activities related to vadadustat in the United States in accordance with the associated plans. The co-exclusive license relates to activities that will be jointly conducted by the Company and Otsuka pursuant to the terms of the Otsuka U.S. Agreement. Additionally, the parties agreed not to promote, market or sell any competing product in the territory covered by the Otsuka U.S. Agreement. A more detailed description of this collaboration agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K.

Revenue Recognition
The Company evaluated the elements of the Otsuka U.S. Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, Otsuka, is a customer. The Company’s arrangement with Otsuka contains the following material promises under the contract at inception: (i) license under certain of the Company’s intellectual property to develop, perform medical affairs activities with respect to and conduct non-promotional and commercialization activities related to vadadustat and products containing or comprising vadadustat, (ii) development services to be performed pursuant to the current global development plan, (iii) rights to future intellectual property, and (iv) joint committee services.

The Company has identified three performance obligations in connection with its obligations under the Otsuka U.S. Agreement as follows: i) License and Development Services Combined (License Performance Obligation); (ii) Rights to Future Intellectual Property (Future IP Performance Obligation) and (iii) Joint Committee Services (Committee Performance Obligation). Factors considered in making the assessment of which material promises will be accounted for as separate performance obligations included, among other things, the capabilities of the collaboration partner, whether any other vendor sells the item separately, whether the good or service is highly interdependent or highly interrelated to the other elements in the arrangement, and whether there are other vendors that can provide the items. Additionally, the Otsuka U.S. Agreement does not include a general right of return. A more detailed description of the performance obligations under this agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K.
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
The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that under ASC 606, the contract was modified in the second quarter of 2019 when the Otsuka Funding Option became effective and the Company became eligible to receive the Additional Funding (defined below) amount. In connection with the modification, the Company adjusted the transaction price to include the Additional Funding amount as additional variable consideration. The Company constrains the variable consideration to an amount for which a significant revenue reversal is not probable. In the event that there is consideration received by Otsuka in the form of activities performed by Otsuka under the global development plan, such consideration is reflected as a reduction to the transaction price as contra revenue rather than as an expense because the associated services are not distinct from the License Performance Obligation. The Company estimates the additional funding as a result of exercising the Otsuka Funding Option, or the Additional Funding, to total approximately $139.8 million or more, depending on the actual costs incurred toward the current global development plan. The Additional Funding is fully creditable against future payments due to the Company under the arrangement, provided that future payments due to the Company may not be reduced by more than 50% in any calendar year and any remaining creditable amount above 50% in any calendar year will be applied to subsequent future payments until fully credited. As of September 30, 2021, the Additional Funding was $106.7 million.
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
As of September 30, 2021, the transaction price totaling $504.2 million was comprised of: (i) the up-front payment of $125.0 million, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016 of $33.8 million, and (iii) the estimate of the net cost share consideration to be received of approximately $345.4 million with respect to amounts incurred by the Company subsequent to December 31, 2016.
As of September 30, 2021, the Company is eligible to receive up to $65.0 million in regulatory milestone payments for the first HIF product to achieve the associated event and up to $575 million in commercial milestone payments associated with aggregate sales of licensed products. These future milestones are subject to reduction as a result of the Company's exercise of the Otsuka Funding Option, as described above. As of September 30, 2021, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.
During the three months ended September 30, 2021 and 2020, the Company recognized revenue totaling approximately $6.1 million and $16.3 million, respectively, and approximately $29.0 million and $80.7 million, during the nine months ended September 30, 2021 and 2020, respectively, with respect to the Otsuka U.S. Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2021, there was approximately $23.0 million of deferred revenue related to the Otsuka U.S. Agreement of which $6.3 million is classified as current and $16.7 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of September 30, 2021, there was $2.4 million in accounts receivable and $2.4 million in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2020, there was approximately $5.0 million in contract liabilities (included in accounts payable) and $1.2 million in prepaid expenses and other current assets in the consolidated balance sheet.
The Company determined that the medical affairs, commercialization and non-promotional activities elements of the Otsuka U.S. Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, the Company is accounting for the joint medical affairs, commercialization and non-promotional activities in accordance with ASC No. 808, Collaborative Arrangements. Additionally, the Company has determined that in the context of the medical affairs, commercialization and non-promotional activities, Otsuka does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, the activities conducted pursuant to the medical affairs, commercialization and non-promotional activities plans will be accounted for as a component of the related expense in the period incurred. During the three months ended September 30, 2021 and 2020, the Company incurred approximately $3.6 million and $1.2 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $1.8 million and $0.5 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021, Otsuka incurred no costs related to the cost-sharing provisions of the Otsuka U.S. Agreement. During the three months ended September 30, 2020, Otsuka incurred $0.5 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.3 million were reimbursable by the Company and recorded as an increase to research and development expense during the three months ended September 30, 2020.
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
Under the terms of the Otsuka International Agreement, the Company granted to Otsuka an exclusive, sublicensable license under certain intellectual property controlled by the Company to develop and commercialize vadadustat and products containing or comprising vadadustat in the Otsuka International Territory. Additionally, under the terms of this agreement, the Company is responsible for leading the development of vadadustat. Otsuka has the sole responsibility, at its own cost, for the commercialization of vadadustat in the Otsuka International Territory, subject to the approval by the relevant regulatory authorities. A more detailed description of this collaboration agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K.

Revenue Recognition
The Company has accounted for the Otsuka International Agreement separately from the collaboration arrangement with Otsuka with respect to the U.S. due to the lack of interrelationship and interdependence of the elements and payment terms within each of the contracts as they relate to the respective territories. Accordingly, the Company has applied the guidance in ASC 606 solely in reference to the terms and conditions of the Otsuka International Agreement, while the Otsuka U.S. Agreement has continued to be accounted for as a discrete agreement in its own right. The Company evaluated the Otsuka International Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, Otsuka, is a customer. The Company’s arrangement with Otsuka related to the Otsuka International Territory contains the following material promises under the contract at inception: (i) license under certain of the Company’s intellectual property to develop and commercialize (including the associated packaging) vadadustat and products containing or comprising vadadustat and development services to be performed pursuant to the current global development plan, (ii) rights to future intellectual property and (iii) joint committee services.

The Company has identified three performance obligations in connection with its obligations under the Otsuka International Agreement as follows: i) License and Development Services Combined (License Performance Obligation); (ii) Rights to Future Intellectual Property (Future IP Performance Obligation) and (iii) Joint Committee Services (Committee Performance Obligation). Factors considered in making this assessment of which material promises will be accounted for as a separate performance obligation included, among other things, the capabilities of the collaboration partner, whether any other vendor sells the item separately, whether the good or service is highly interdependent or highly interrelated to the other elements in the arrangement, and whether there are other vendors that can provide the items. Additionally, the Otsuka International Agreement does not include a general right of return. A more detailed description of the performance obligations under this agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K.
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
As of September 30, 2021, the transaction price totaling $310.4 million was comprised of: (i) the up-front payment of $73.0 million, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017 of $0.2 million, and (iii) an estimate of the net cost share consideration to be received with respect to amounts incurred by the Company subsequent to March 31, 2017 of $237.3 million.
As of September 30, 2021, the Company is eligible to receive up to $17.0 million in regulatory milestone payments for the licensed HIF product if the Company achieves the associated event within 12 to 24 months of the first HIF product approval.

Additionally, the Company is eligible for up to $525.0 million in commercial milestone payments associated with the aggregate sales of all licensed products. As of September 30, 2021, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.
During the three months ended September 30, 2021 and 2020, the Company recognized revenue totaling approximately $1.9 million and $7.2 million, respectively, and approximately $13.5 million and $39.4 million, respectively, during the nine months ended September 30, 2021 and 2020, with respect to the Otsuka International Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2021, there was approximately $11.1 million of deferred revenue related to the Otsuka International Agreement of which $4.5 million is classified as current and $6.6 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of September 30, 2021, there was $1.1 million in accounts receivable and $1.1 million in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2020, there was approximately $2.3 million in contract liabilities (included in accounts payable) and $0.5 million in prepaid expenses and other current assets in the consolidated balance sheet.
Janssen Pharmaceutica NV Research and License Agreement
Summary of Agreement
On February 9, 2017, the Company entered into a Research and License Agreement, or the Janssen Agreement, with Janssen Pharmaceutica NV, or Janssen, a subsidiary of Johnson & Johnson, pursuant to which Janssen granted the Company an exclusive license under certain intellectual property rights to develop and commercialize worldwide certain HIF prolyl hydroxylase targeted compounds.
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
Under the terms of the Janssen Agreement, the Company made an upfront payment of $1.0 million in cash to Janssen and issued a warrant, or the Warrant, to purchase 509,611 shares of the Company’s common stock with an exercise price of $9.81 per share to Johnson & Johnson Innovation – JJDC, Inc., or JJDC, an affiliate of Janssen. The Warrant is exercisable by JJDC, in whole or in part, at any time prior to February 9, 2022. The Warrant and the shares issuable upon exercise of the Warrant will be sold and issued without registration under the Securities Act of 1933, as amended, or the Securities Act. The Company recorded the fair value of the Warrant in the amount of $3.4 million to additional paid-in capital and research and development expense in March 2017. In addition, Janssen is eligible to receive up to an aggregate of $16.5 million from the Company in specified development milestone payments on a product-by-product basis. Janssen is also eligible to receive up to $215.0 million from the Company in specified commercial milestones as well as tiered, escalating royalties ranging from a low- to mid-single digit percentage of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory. A more detailed description of this collaboration agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K.
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

Under the terms of the Cyclerion Agreement, the Company made an upfront payment of $3.0 million in cash to Cyclerion, which was paid during the second quarter of 2021. Substantially all of the fair value of the assets acquired in conjunction with the Cyclerion Agreement was concentrated in the acquired license. As a result, the Company accounted for this transaction as an asset acquisition under ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The upfront payment was charged to expense at acquisition, as it relates to a development stage compound with no alternative future use.

In addition, Cyclerion is eligible to receive up to an aggregate of $222.0 million from the Company in specified development and regulatory milestone payments on a product-by-product basis. Cyclerion will also be eligible to receive specified commercial milestones as well as tiered royalties ranging from a low-single-digit- to mid-double-digit percentage of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory. The Company recorded the upfront payment in the amount of $3.0 million to research and development expense in June 2021.

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
Vifor Pharma License Agreement
Summary of Agreement
On May 12, 2017, the Company entered into a License Agreement, or the Vifor Agreement, with Vifor (International) Ltd., or Vifor Pharma, pursuant to which the Company granted Vifor Pharma an exclusive license to sell vadadustat solely to Fresenius Kidney Care Group LLC, or FKC, an affiliate of Fresenius Medical Care North America, or FMCNA, in the United States. On April 8, 2019, the Company and Vifor Pharma entered into an Amended and Restated License Agreement, or the Vifor Amended Agreement, which amended and restated in full the Vifor Agreement. Pursuant to the Vifor Amended Agreement, the Company granted Vifor Pharma an exclusive license to sell vadadustat to FKC and to certain third party dialysis organizations approved by the Company, or Third Party Dialysis Organizations, in the United States. A more detailed description of this collaboration agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K.
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
Priority Review Voucher Letter Agreement
On February 14, 2020, the Company entered into a letter agreement, or the Letter Agreement, with Vifor Pharma relating to Vifor Pharma’s agreement with a third party to purchase a Priority Review Voucher, or the PRV, issued by the FDA, subject to satisfaction of customary closing conditions, or the PRV Purchase. A PRV entitles the holder to priority review of a New Drug Application, or NDA, or a Biologics License Application for a new drug, which reduces the target FDA review time to six months after official acceptance of the submission, and could lead to expedited approval. Pursuant to the Letter Agreement, Akebia paid Vifor Pharma $10.0 million in connection with the closing of the PRV Purchase. Vifor Pharma is obligated to retain all rights to, and maintain the validity of, the PRV until Akebia and Vifor Pharma (a) enter into a definitive agreement setting forth the financial and other terms by which Vifor Pharma will assign the PRV to Akebia for use with Akebia’s NDA for vadadustat for the treatment of anemia due to CKD in both dialysis-dependent and non-dialysis dependent patients, or (b) make a mutual decision to sell the PRV and share the proceeds based on certain terms. In March of 2021, the Company submitted an NDA for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients. The Company's NDA submission did not include a PRV. In August 2021, the Company and Vifor Pharma entered into an amendment to the Letter Agreement whereby the parties agreed that Vifor Pharma would sell the PRV to a third party, and the Company and Vifor Pharma will share the proceeds from the sale based on certain terms.
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
On April 17, 2019, the Company and Panion entered into a second amended and restated license agreement, or the Panion Amended License Agreement, which amends and restates in full the Panion License Agreement, effective as of April 17, 2019. The Panion Amended License Agreement provides Keryx with an exclusive license under Panion-owned know-how and patents with the right to sublicense, develop, make, use, sell, offer for sale, import and export ferric citrate worldwide, excluding the Licensor Territory. The Panion Amended License Agreement also provides Panion with an exclusive license under the Keryx-owned patents, with the right to sublicense (with the Company’s written consent), develop, make, use, sell, offer for sale, import and export ferric citrate in certain countries in the Licensor Territory. Under the Panion Amended License Agreement, Panion is eligible to receive from the Company or any sublicensee royalty payments based on a mid-single digit percentage of sales of ferric citrate in the Company’s licensed territories. The Company is eligible to receive from Panion or any sublicensee royalty payments based on a mid-single digit percentage of net sales of ferric citrate in Panion’s licensed territories. A more detailed description of this license agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K.
The Company recognized royalty payments due to Panion of approximately $3.0 million and $2.9 million during the three months ended September 30, 2021 and 2020, respectively, and $8.3 million and $8.2 million during the nine months ended September 30, 2021 and 2020, respectively, relating to the Company’s sales of Auryxia in the United States and JT and Torii’s sales of Riona in Japan, as the Company is required to pay a mid-single digit percentage of net sales of ferric citrate in the Company’s licensed territories to Panion under the terms of the Panion Amended License Agreement.
Sublicense Agreement with Japan Tobacco, Inc. and its subsidiary, Torii Pharmaceutical Co., Ltd.
Summary of Agreement
As a result of the Merger, the Company has an Amended and Restated Sublicense Agreement, which was amended in June 2013, with JT and Torii, or the JT and Torii Sublicense Agreement, under which Keryx, the Company’s wholly owned subsidiary, remains the contracting party. Under the JT and Torii Sublicense Agreement, JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate hydrate in Japan. JT and Torii are responsible for the future development and commercialization costs in Japan. A more detailed description of this sublicense agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K.
Revenue Recognition
The Company evaluated the elements of the JT and Torii Sublicense Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, JT and Torii, is a customer. The Company’s arrangement with JT and Torii contains the following material promises under the contract at inception: (i) exclusive license to develop and commercialize ferric citrate hydrate in Japan, (ii) supply of ferric citrate hydrate until JT and Torii could secure their own source, (iii) knowledge transfer, and (iv) rights to future know-how.
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
The Company recognized license revenue of $1.4 million and $1.2 million during the three months ended September 30, 2021 and 2020, respectively, and $4.1 million and $4.0 million, respectively, during the nine months ended September 30, 2021 and 2020, respectively, related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.

5.Liability Related to Sale of Future Royalties
On February 25, 2021, the Company entered into the Royalty Agreement with HealthCare Royalty Partners IV, L.P., or HCR, pursuant to which the Company sold to HCR its right to receive royalties and sales milestones for vadadustat in Japan and certain other Asian countries, such countries, collectively, the MTPC Territory, and such payments collectively the Royalty Interest Payments, in each case, payable to the Company under the MTPC Agreement, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. After HCR receives Royalty Interest Payments equal to the Annual Cap in a given calendar year, the Company will receive 85% of the Royalty Interest Payments for the remainder of that year. After HCR receives Royalty Interest Payments equal to the Aggregate Cap, or the Company pays the Aggregate Cap to HCR (net of the Royalty Interest Payments already received by HCR), the Royalty Interest Payments will revert back to the Company, and HCR would have no further right to any Royalty Interest Payments. The Company received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement, and the Company is eligible to receive an additional $5.0 million in each year from 2021 through 2023 under the Royalty Agreement if specified annual sales milestones are achieved for vadadustat in the MTPC Territory, subject to the satisfaction of certain customary conditions. The Company retains the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. The Royalty Agreement will terminate on the earlier of the date on which HCR has received (i) the last Royalty Interest Payment or (ii) payment by the Company of an amount equal to the Aggregate Cap minus the aggregate amount of all Royalty Interest Payments actually received by HCR.

Although the Company sold its right to receive royalties and sales milestones for vadadustat in the MTPC Territory as described above, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue. The Company recognized the proceeds received from HCR as a liability that is being amortized using the effective interest method over the life of the arrangement. At the transaction date, the Company recorded the net proceeds of $44.8 million as a liability. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future net royalty payments to be made to HCR over the term of the Royalty Agreement. The total threshold of net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. The Company imputes interest on the unamortized portion of the liability using the effective interest method. The annual effective interest rate as of September 30, 2021 was 19.2% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss. Over the course of the Royalty Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in forecasted royalty revenue. There are a number of factors that could materially affect the amount and timing of royalty payments from MTPC, none of which are within the Company's control. On a quarterly basis, the Company reassesses the effective interest rate and adjusts the rate prospectively as needed.

The following table shows the activity within the liability account for the nine months ended September 30, 2021:

September 30, 2021
(in thousands)
Liability related to sale of future royalties, net — beginning balance	$—
Proceeds from sale of future royalties, net	44,783
MTPC royalties payable	(425)
Non-cash interest expense recognized	6,779
Liability related to sale of future royalties, net — ending balance	$51,137

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

6.Available For Sale Securities

Cash, cash equivalents, and available for sale securities at September 30, 2021 and December 31, 2020 consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2021
Cash and cash equivalents	$207,204	$—	$—	$207,204
Available for sale securities:
U.S. government debt securities	$—	$—	$—	$—
Total available for sale securities	$—	$—	$—	$—
Total cash, cash equivalents, and available for sale securities	$207,204	$—	$—	$207,204

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2020
Cash and cash equivalents	$228,698	$—	$—	$228,698
Available for sale securities:
U.S. government debt securities	$39,979	$13	$—	$39,992
Total available for sale securities	$39,979	$13	$—	$39,992
Total cash, cash equivalents, and available for sale securities	$268,677	$13	$—	$268,690

There were no realized gains or losses on available for sale securities for the three and nine months ended September 30, 2021 and 2020 and the Company did not recognize any credit losses during the three and nine months ended September 30, 2021 and 2020. Additionally, the Company did not have any available for sale securities that were in an unrealized loss position as of September 30, 2021 and December 31, 2020.

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

Assets measured or disclosed at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2021
Assets:
Cash and cash equivalents	$207,204	$—	$—	$207,204
	$207,204	$—	$—	$207,204
Liabilities:
Derivative liability	$—	$—	$1,930	$1,930
	$—	$—	$1,930	$1,930

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2020
Assets:
Cash and cash equivalents	$228,698	$—	$—	$228,698
U.S. government debt securities	—	39,992	—	39,992
	$228,698	$39,992	$—	$268,690
Liabilities:
Derivative liability	$—	$—	$2,420	$2,420
	$—	$—	$2,420	$2,420

The Company’s Loan Agreement with Pharmakon (see Note 11) contains certain provisions that change the underlying cash flows of the debt instrument, including a potential extension to the interest-only period dependent on both (a) no event of default having occurred and continuing and (b) the Company achieving certain regulatory and revenue conditions. The Company also assessed the acceleration of the obligations under the Loan Agreement under an event of default. In addition, under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. In accordance with ASC 815, the Company concluded that these features are not clearly and closely related to the host instrument, and represent a single compound derivative that is required to be re-measured at fair value on a quarterly basis.

The events of default include maintaining, on an annual basis, a minimum liquidity threshold which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. The Company recorded a derivative liability related to the Company’s Loan Agreement with Pharmakon of $1.9 million and $2.4 million as of September 30, 2021 and December 31, 2020, respectively. The Company classified the derivative liability as a non-current liability on the unaudited condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020. The estimated fair value of the derivative liability on both September 30, 2021 and December 31, 2020 was determined using a scenario-based approach and discounted cash flow model that includes principal and interest payments under various scenarios involving clinical development success for vadadustat and various cash flow assumptions. Probabilities surrounding clinical development success were derived using industry benchmarks. Should the Company’s assessment of the probabilities around these scenarios change, including for changes in market conditions, there could be a change to the fair value of the derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2020	$2,420
Change in fair value of derivative liability, recorded as other expense	80
Balance at March 31, 2021	$2,500
Change in fair value of derivative liability, recorded as other income	(570)
Balance at June 30, 2021	$1,930
Change in fair value of derivative liability, recorded as other income	—
Balance at September 30, 2021	$1,930

The Company had no other assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2021 and December 31, 2020.

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

8.Inventory

The components of inventory are summarized as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Raw materials	$2,376	$2,542
Work in process	76,856	64,076
Finished goods	16,177	19,691
Total inventory	$95,409	$86,309

Long-term inventory, which primarily consists of raw materials and work in process, is included in other assets in the Company’s unaudited condensed consolidated balance sheets.

	September 30, 2021	December 31, 2020
	(in thousands)
Balance Sheet Classification:
Inventory	$33,688	$61,017
Other assets	61,721	25,292
Total inventory	$95,409	$86,309

Inventory amounts written down as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold totaled $1.7 million and $7.1 million during the three and nine months ended September 30, 2021, respectively, and totaled $8.5 million and $18.6 million during the three and nine months ended September 30, 2020, respectively. The decrease in inventory amounts written down for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 was primarily due to lower write-downs to inventory reserves related to a previously disclosed manufacturing quality issue related to Auryxia during 2020. In addition, there were no related step-up charges during the three months ended September 30, 2021 and $1.4 million related step-up charges during the three months ended September 30, 2020. Related step-up charges were $8.7 million during the nine months ended September 30, 2021 and $7.4 million during the nine months ended September 30, 2020.

If future sales of Auryxia are lower than expected, the Company may be required to write-down the value of such inventories. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of sales in the unaudited condensed consolidated statement of operations.

9.Intangible Assets and Goodwill
Intangible Assets
The following table presents the Company’s intangible assets at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Total
Acquired intangible assets:
Developed product rights for Auryxia	$213,603	$(96,465)	$117,138

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	ASC 842 Adjustment	Total
Acquired intangible assets:
Developed product rights for Auryxia	$213,603	$(69,433)	—	$144,170
Favorable lease	545	(5)	(540)	—
Total	$214,148	$(69,438)	$(540)	$144,170

On December 12, 2018, the Company completed the Merger, whereby it acquired certain definite-lived intangible assets, including the developed product rights for Auryxia and a favorable lease. The Company amortizes its definite-lived intangible assets acquired as part of the Merger using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life of six years. The Company recorded $9.0 million and $6.1 million in amortization expense related to the developed product rights for Auryxia during the three months ended September 30, 2021 and 2020, respectively, and $27.0 million and $24.3 million during the nine months ended September 30, 2021 and 2020, respectively.

Goodwill
Goodwill was $55.1 million as of September 30, 2021 and December 31, 2020. The Company operates in one operating segment which the Company considers to be the only reporting unit. Goodwill is evaluated for impairment at the reporting unit level on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. There were no impairments of goodwill during the three and nine months ended September 30, 2021 or 2020.

10.Accrued Expenses

Accrued expenses as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Product revenue allowances	$44,235	$38,049
Accrued clinical	19,249	28,986
Amounts due to collaboration partners	27,375	17,977
Otsuka PRV contribution	10,000	10,000
Accrued payroll and related	12,834	14,899
Lease liability	5,723	5,286
Royalties	3,022	2,998
Professional fees	9,126	3,271
Accrued commercial manufacturing	1,682	514
Accrued other	11,458	8,644
Total accrued expenses	$144,704	$130,624

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

The Loan Agreement contains customary representations, warranties, events of default and covenants of the Company and its subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of September 30, 2021 and December 31, 2020, the Company determined that no events of default had occurred.

The Company assessed the terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion feature. As part of this analysis, the Company assessed the economic characteristics and risks of the Loan Agreement, including put and call features. The terms and features assessed include a potential extension to the interest-only period dependent on both no event of default having occurred and continuing and the Company achieving certain regulatory and revenue conditions. The Company also assessed the acceleration of the obligations under the Loan Agreement under an event of default. In addition, under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. In accordance with ASC 815, the Company concluded that these features are not clearly and closely related to the host instrument, and represent a single compound derivative that is required to be re-measured at fair value on a quarterly basis.

The fair value of the derivative liability related to the Company’s Loan Agreement with Pharmakon was $1.9 million and $2.4 million as of September 30, 2021 and December 31, 2020, respectively. The Company classified the derivative liability as a non-current liability on the unaudited condensed consolidated balance sheet as of September 30, 2021.

The Company recognized interest expense related to the Loan Agreement of $2.7 million and $2.2 million, respectively, during the three months ended September 30, 2021 and 2020, and $8.1 million and $6.6 million for the first nine months ended September 30, 2021 and 2020, respectively.

12.Warrant

In connection with the Janssen Agreement, in February 2017, the Company issued a warrant to purchase 509,611 shares of the Company’s common stock at an exercise price of $9.81 per share. The warrant was fully vested upon issuance and exercisable in whole or in part, at any time prior to February 9, 2022. The warrant satisfied the equity classification criteria of ASC 815, and is therefore classified as an equity instrument. The fair value at issuance of $3.4 million was calculated using the Black Scholes option pricing model and was charged to research and development expense as it represented consideration for a license for which the underlying intellectual property was deemed to have no alternative future use. As of September 30, 2021, the warrant remains outstanding and expires on February 9, 2022.

13.Stockholders’ Equity
Authorized and Outstanding Capital Stock
On June 5, 2020, the Company filed a Certificate of Amendment to its Ninth Amended and Restated Certificate of Incorporation, or its Charter, to increase the number of authorized shares of common stock from 175,000,000 to 350,000,000. As of September 30, 2021, the authorized capital stock of the Company included 350,000,000 shares of common stock, par value $0.00001 per share, of which 174,551,989 and 148,074,085 shares were issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which no shares were issued and outstanding as of September 30, 2021 and December 31, 2020.
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
On March 12, 2020, the Company filed a prospectus supplement relating to the sales agreement, pursuant to which it was able to offer and sell up to $65.0 million of its common stock at current market prices from time to time. Through December 31, 2020, the Company sold 3,509,381 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $10.6 million. During the three months ended March 31, 2021, the Company sold 5,224,278 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $15.9 million.
On February 25, 2021, the Company filed a prospectus relating to the sales agreement with its new shelf registration statement (which replaced the prior shelf registration statement and the sales agreement prospectus supplement), pursuant to which it is able to offer and sell up to $100.0 million of its common stock at current market prices from time to time. During the three and nine months ended September 30, 2021 and through the date of this Quarterly Report on Form 10-Q, the Company sold 4,730,466 and 19,180,365 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $16.1 million and $67.2 million, respectively.
Equity Plans
The Company maintains one stock incentive plan, the 2014 Incentive Plan, or the 2014 Plan, as well as the 2014 Employee Stock Purchase Plan, or the 2014 ESPP. The 2014 Plan replaced the Company’s Amended and Restated 2008 Equity Incentive Plan, or the 2008 Plan, however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. On June 6, 2019, the Company’s shareholders approved the

Amended and Restated 2014 Employee Stock Purchase Plan, or the ESPP. The Company also maintains an inducement award program that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the nine months ended September 30, 2021, the Company granted 1,228,200 options to purchase shares of the Company’s common stock to new hires as inducements material to such employees' entering into employment with the Company, of which 1,154,200 options remained outstanding as of September 30, 2021.
The 2014 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, RSUs, performance awards and other awards convertible into or otherwise based on shares of the Company’s common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1 of each calendar year, by an amount equal to three percent (3%) of the number of Akebia Shares (as defined in Note 1 of the 2020 Annual Report on Form 10-K) outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31, or the 2014 Plan Evergreen Provision. The Company’s Board of Directors may act prior to January 1 of any year to provide that there will be no automatic increase in the number of Akebia Shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). On December 12, 2018, in connection with the consummation of the Merger, the Company assumed outstanding and unexercised options to purchase Keryx Shares (as defined in Note 1 of the 2020 Annual Report on Form 10-K), as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, under the following Keryx equity plans, or the Keryx Equity Plans: the Keryx 1999 Share Option Plan, the Keryx 2004 Long-Term Incentive Plan, the Keryx 2007 Incentive Plan, the Keryx Amended and Restated 2013 Incentive Plan, and the Keryx 2018 Equity Incentive Plan, or the Keryx 2018 Plan. In addition, the number of Keryx Shares available for issuance under the Keryx 2018 Plan, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, may be used for awards granted by the Company under its 2014 Plan, or the Assumed Shares, provided that the Company uses the Assumed Shares for individuals who were not employees or directors of the Company prior to the consummation of the Merger.

The Company grants annual service-based stock options to employees under the 2014 Plan. During the nine months ended September 30, 2021, the Company issued 1,997,200 options to employees. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. During the nine months ended September 30, 2021, the Company issued 200,800 options to directors under the 2014 Plan. Options granted by the Company vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options generally expire 10 years after the date of grant.

The Company also grants performance-based stock options to employees under the 2014 Plan. The performance-based stock options granted by the Company vest in connection with the achievement of specified commercial and regulatory milestones. The performance-based stock options also feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of options granted and recognized over time based on the probability of meeting such commercial and regulatory milestones. The Company issued 99,558 performance-based stock options during the nine months ended September 30, 2021.

The Company also grants annual service-based restricted stock units, or RSUs to employees under the 2014 Plan. During the nine months ended September 30, 2021, the Company issued 3,396,012 RSUs to employees. In addition, the Company issued 82,200 RSUs to directors under the 2014 Plan during the nine months ended September 30, 2021. The Company also occasionally issues RSUs not in connection with the annual grant process to employees. Generally, RSUs granted by the Company vest in one of the following ways: (i) 100% of each RSU grant vests on either the first anniversary of the grant date, (ii) one third of each RSU grant vests on the first, second and third anniversaries of the grant date, or (iii) 50% of each RSU grant vests on the first anniversary and 25% of each RSU grant vests every six months after the one year anniversary of the grant date, subject, in each case, to the individual’s continued service through the applicable vesting date. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized on a straight-line basis over the vesting period.

The Company also grants performance-based restricted stock units, or PSUs to employees under the 2014 Plan. The PSUs granted by the Company vest in connection with the achievement of specified commercial and regulatory milestones. The PSUs also feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized over time based on the probability of meeting such commercial and regulatory milestones. The Company issued 37,150 PSUs during the nine months ended September 30, 2021.

The ESPP provides for the issuance of options to purchase shares of the Company’s common stock to participating employees at a discount to their fair market value. As noted above, the Company’s stockholders approved the ESPP, which amended and restated the Company’s 2014 ESPP, on June 6, 2019. As of September 30, 2021, the maximum aggregate number of shares of the Company’s common stock available for future issuance under the ESPP is 5,173,141. Under the ESPP, each offering period is six months, at the end of which employees who elect to purchase shares of the Company’s common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of eighty-five percent (85%) of the closing price of the Company’s common stock at the beginning or end of the offering period. The Company issued 307,193 shares under the ESPP during the nine months ended September 30, 2021.

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

The term of the Cambridge Lease with respect to the office space expires on September 11, 2026, with one five-year extension option available. The term of the Boston Lease office space expires on February 28, 2023, with an extension option for one additional five-year term available. The renewal options in these real estate leases were not included in the calculation of the operating lease assets and operating lease liabilities as the renewal is not reasonably certain. The term of the Cambridge Lease with respect to the lab space expires on January 31, 2025, with an extension option for one additional period through September 11, 2026. The renewal option in this real estate lease was included in the calculation of the operating lease assets and operating lease liabilities as the renewal is reasonably certain. The lease agreements do not contain residual value guarantees. Operating lease costs were $1.7 million for each of the three months ended September 30, 2021 and 2020 and $5.0 million for each of the nine months ended September 30, 2021 and 2020. Cash paid for amounts included in the measurement of operating lease liabilities was $1.8 million for each of the three months ended September 30, 2021 and 2020 and $5.3 million for each of the nine months ended September 30, 2021 and 2020, respectively.

In September 2019, Keryx entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc., or Foundation. The sublease is subject and subordinate to the Boston Lease between Keryx and the landlord. The term of the sublease commenced on October 16, 2019, upon receipt of the required consent from the landlord for the sublease agreement, and expires on February 27, 2023. Foundation is obligated to pay Keryx rent that approximates the rent due from Keryx to its landlord with respect to the Boston Lease. Sublease rental income is recorded to other income. Keryx continues to be obligated for all payment terms pursuant to the Boston Lease, and the Company will guaranty Keryx’s obligations under the sublease. Keryx recorded $0.4 million in sublease rental income from Foundation during each of the three months ended September 30, 2021 and 2020 and $1.3 million during each of the nine months ended September 30, 2021 and 2020.

The Company has not entered into any material short-term leases or financing leases as of September 30, 2021.

The total security deposit in connection with the Cambridge Lease is $1.6 million as of September 30, 2021. Additionally, the Company recorded $0.4 million for the security deposit under the Boston Lease. Both the Cambridge Lease and the Boston Lease have their security deposits in the form of a letter of credit, all of which are included as restricted cash in other assets in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2021.

As of September 30, 2021, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter are as follows:

	Operating Leases	Lease Payments to be Received from Sublease	Net Operating Lease Payments
	(in thousands)
Remaining 2021	$1,803	$454	$1,349
2022	7,328	1,824	5,504
2023	5,954	307	5,647
2024	5,746	—	5,746
2025	5,823	—	5,823
Thereafter	4,052	—	4,052
Total	$30,706	$2,585	$28,121

In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.22% to 6.94%, which were based on the remaining lease term at either the date of adoption of ASC 842 or the effective date of any subsequent lease term extensions. As of September 30, 2021, the remaining lease terms ranged from 1.41 years to 4.95 years. As of September 30, 2021, the following represents the difference between the remaining undiscounted minimum rental commitments under non-cancelable leases and the operating lease liabilities:

Operating Leases
(in thousands)
Undiscounted minimum rental commitments	$30,706
Present value adjustment using incremental borrowing rate	(4,380)
Operating lease liabilities	$26,326

Manufacturing Agreements
As a result of the Merger, the Company's contractual obligations include Keryx’s commercial supply agreements with BioVectra Inc., or BioVectra, and Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.

Pursuant to the Manufacture and Supply Agreement with BioVectra and the Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the BioVectra Agreement, the Company agreed to purchase minimum quantities of Auryxia drug substance annually at predetermined prices. On September 4, 2020, the Company and BioVectra entered into an Amended and Restated Product Manufacture and Supply and Facility Construction Agreement, which provided for reduced minimum quantity commitments and revised the predetermined prices. The price per kilogram decreases with an increase in quantity above the predetermined purchase quantity tiers. In addition, the Manufacture and Supply Agreement with BioVectra and the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement with BioVectra, collectively the Amended BioVectra Agreement, requires the Company to reimburse BioVectra for certain costs in connection with construction of a new facility for the manufacture and supply of Auryxia drug substance. These construction costs are recorded in other assets and amortized into drug substance as inventory is released to the Company from BioVectra. The term of the Manufacture and Supply Agreement with BioVectra expires on December 31, 2022. The term of the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement expires on December 31, 2026, after which it automatically renews for successive one-year terms unless either party gives notice of its intention to terminate within a specified time prior to the end of the then-current term. In addition, the Company and BioVectra each have the ability to terminate these agreements upon the occurrence of certain conditions. As of September 30, 2021, the Company is required to reimburse BioVectra for certain costs in connection with the construction of the new facility and to purchase minimum quantities of Auryxia drug substance annually for a total cost of approximately $82.9 million through the end of the contract term.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, as amended (the most recent amendment having been executed on February 11, 2021), or the Siegfried Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The term of the Siegfried Agreement expires on December 31, 2022, subject to our option to extend the term through December 31, 2023 by providing 12 months’ prior written notice to Siegfried. The Siegfried Agreement provides the Company and Siegfried with certain early termination rights. As of

September 30, 2021, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $27.7 million through the year ending December 31, 2022.

As part of purchase accounting, the Company identified executory contracts in the commercial supply agreements between Keryx and its contract manufacturers for Auryxia, which include future firm purchase commitments. These executory contracts were deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. The Company regularly reviews its estimate of the excess purchase commitment liability including a review of assumptions of expected future demand, estimates of anticipated expiry of inventory under firm purchase commitments that are estimated to expire before they could be sold as well as any modifications to supply agreements during each reporting period. The excess purchase commitment liability relating to these executory contracts was $71.2 million and $55.8 million as of September 30, 2021 and December 31, 2020, respectively. During the quarter ended September 30, 2021, the Company reviewed the detailed assumptions above and recorded a $6.0 million reduction to the excess purchase commitments liability within cost of goods sold. The reduction to the excess purchase commitments liability was primarily due to the settlement of all patent litigation proceedings related to Abbreviated New Drug Applications filed with respect to Auryxia, which allows for generic versions of Auryxia beginning in March 2025. The Company recognized this non-cash gain in accordance with ASC 270 Interim Reporting, specifically ASC 270-10-45-6(c) Other Presentation Matters, which allows for recovery of losses on the same inventory in later interim periods of the same fiscal year as long as the as long as the recovery of losses does not exceed the previously recognized loss. During the quarter ended June 30, 2021, the Company completed a routine update of its long-range plan and related estimates of expiry. This routine update included the impact of recent activity with regards to our long-term payor contract strategy which continues to focus on contract economics and net revenue growth and resulted in a $30.3 million charge to cost of goods sold during the quarter ended June 30, 2021. In addition, as of June 30, 2021, the Company also considered whether this increase was a potential indicator of impairment of the Auryxia asset group as of June 30, 2021. As part of its assessment, the Company reviewed the Auryxia net sales and estimated future cash flows included in its long-range plan and concluded that the increase in excess purchase commitment liability was not an indicator of impairment of the Auryxia asset group as of June 30, 2021. In addition, during the first quarter ended March 31, 2021, the Company recorded a non-cash gain to cost of goods sold of $9.0 million driven largely by a reduction in purchase commitments due to the amendment to the Siegfried Agreement.

On April 9, 2019, the Company entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement includes the terms and conditions under which Esteve will manufacture vadadustat drug substance for commercial use. Pursuant to the Esteve Agreement, the Company provides rolling forecasts to Esteve on a quarterly basis, or the Esteve Forecast. The Esteve Forecast reflects the Company’s needs for vadadustat drug substance produced by Esteve over a certain number of months, represented as a quantity of vadadustat drug substance per calendar quarter. The parties have agreed to a volume-based pricing structure under the Esteve Agreement. The Esteve Agreement has an initial term of four years, beginning April 9, 2019 and ending April 9, 2023. Pursuant to the Esteve Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from Esteve. As of September 30, 2021, the Company has committed to purchase $34.4 million of vadadustat drug substance from Esteve through the fourth quarter of 2022.

On March 11, 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement. The Patheon Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use. Pursuant to the Patheon Agreement, the Company provides Patheon a long-term forecast on an annual basis, as well as short-term forecasts on a quarterly basis, or the Patheon Forecast. The Patheon Forecast reflects the Company’s needs for commercial supply of vadadustat drug product produced by Patheon, represented as a quantity of drug product per calendar quarter. The parties have agreed to a volume-based pricing structure under the Patheon Agreement. The Patheon Agreement has an initial term beginning March 11, 2020 and ending June 30, 2023. Pursuant to the Patheon Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug product from Patheon. As of September 30, 2021, the Company had a minimum commitment with Patheon for $4.2 million through the third quarter of 2021.

On April 2, 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, as amended on April 15, 2021, or the WuXi STA DS Agreement. The WuXi STA DS Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat drug substance for commercial use. Pursuant to the WuXi STA DS Agreement, the Company provides rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA DS Forecast. The WuXi STA DS Forecast reflects the Company’s needs for vadadustat drug substance produced by WuXi STA over a certain number of quarters. The parties have agreed to a volume-based pricing structure under the WuXi STA DS Agreement. The WuXi STA DS Agreement has an initial term of four years, beginning April 2, 2020 and ending April 2, 2024. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from WuXi STA. As of September 30, 2021, the Company has committed to purchase $44.8 million of vadadustat drug substance from WuXi STA through the end of 2022.

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

Other Third Party Contracts
Under the Company’s agreement with IQVIA to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of September 30, 2021 were approximately $7.6 million, of which Otsuka reimburses a significant portion back to the Company. Substantive performance for the committed work with IQVIA was completed in 2020 and close out activities will be performed throughout 2021. The Company also contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $244.4 million at September 30, 2021. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

Litigation and Related Matters
From time to time, the Company may become subject to legal proceedings and claims which arise in the ordinary course of its business. Consistent with ASC 450, Contingencies, the Company’s policy is to record a liability if a loss in a significant legal dispute is considered probable and an amount can be reasonably estimated. The Company provides disclosure when a loss in excess of any reserve is reasonably possible, and if estimable, the Company discloses the potential loss or range of possible loss. Significant judgment is required to assess the likelihood of various potential outcomes and the quantification of loss in those scenarios. The Company’s estimates change as litigation progresses and new information comes to light. Changes in Company estimates could have a material impact on the Company’s results and financial position. As of September 30, 2021, the Company does not have any significant legal disputes that require a loss liability to be recorded. The Company continually monitors the need for a loss liability for litigation and related matters.

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

	As of September 30,
	2021	2020
Warrant	509,611	509,611
Outstanding stock options	11,593,539	10,681,764
Unvested restricted stock units	5,378,916	4,971,679
Total	17,482,066	16,163,054

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission, or the SEC, on February 25, 2021, or the 2020 Annual Report on Form 10-K, including the audited consolidated financial statements and related notes therein. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Business Overview
We are a biopharmaceutical company with the purpose of bettering the life of each person impacted by kidney disease. Since our initial public offering in 2014, we have built a business focused on developing and commercializing innovative renal therapeutics that we believe serves as a foundation for future growth. As a leader in the kidney community, we remain committed to helping patients and others where we believe our current and future products have the ability to deliver value. Our portfolio includes a late-stage product candidate and a commercial product:
•Vadadustat is an investigational oral hypoxia-inducible factor prolyl hydroxylase inhibitor, or HIF-PHI, designed to mimic the physiologic effect of altitude on oxygen availability. At higher altitudes, the body responds to lower oxygen availability with stabilization of hypoxia-inducible factor, or HIF, which stimulates erythropoietin, or EPO, production and can lead to red blood cell, or RBC, production and improved oxygen delivery to tissues. The significance of the HIF pathway was recognized by the 2019 Nobel Prize and the 2016 Albert Lasker Basic Medical Research Award, which honored the three physician-scientists who discovered the HIF pathway and elucidated this primary oxygen sensing mechanism that is essential for survival. We believe that, based on the HIF-PHI mechanism of action and clinical data to date, vadadustat has the potential to set a new oral standard of care for the treatment of anemia due to chronic kidney disease, or CKD.

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

In September of 2020, we announced top-line results from our Phase 3 PRO2TECT program that showed vadadustat was non-inferior to darbepoetin alfa with respect to hematological efficacy in treating anemia due to CKD in NDD-CKD adult patients. While the PRO2TECT data showed that vadadustat achieved both the primary and key secondary hematological efficacy endpoints, it did not meet the program's primary cardiovascular safety (MACE) endpoint. These cardiovascular outcomes contrast with those reported within the INNO2VATE program, which evaluated vadadustat for the treatment of anemia due to CKD in DD-CKD adult patients. The results of the PRO2TECT program were presented at ASN in October of 2020 and published in the New England Journal of Medicine in April of 2021. Simultaneous with the PRO2TECT ASN presentation, we presented additional analyses, conducted by Akebia, of data from the PRO2TECT program that revealed that the greater number of MACE events observed among vadadustat patients as compared to the active comparator was primarily related to an excess of non-cardiovascular death and death-of-unknown-causes in regions outside of the United States where significant differences in treatment patterns for NDD-CKD patients were observed.

We submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for vadadustat in March of 2021 for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients. Our NDA submission was accepted for filing by the FDA in May 2021 and at the time of filing the NDA, the FDA indicated that they were not currently planning to hold an Advisory Committee meeting to discuss the NDA for vadadustat. The FDA also assigned the application standard review and a Prescription Drug User Fee Act (PDUFA) target action date of March 29, 2022. We expect to have frequent communications with the FDA with respect to the NDA, including attending meetings, responding to information requests, and engaging in labeling negotiations, among other things. We plan to provide updates, if and as appropriate, on these communications through our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K filed with the SEC.

Our collaboration partner, Otsuka Pharmaceutical Co. Ltd., submitted a Marketing Authorization Application, or MAA, for vadadustat for the treatment of anemia due to CKD in adult patients to the European Medicines Agency, or EMA, in October 2021. As vadadustat did not meet the PRO2TECT program's primary safety endpoint, we are remaining cautious in our outlook for potential approval of vadadustat in NDD-CKD adult patients in the United States and Europe.

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
.
•Auryxia® (ferric citrate) is approved and marketed in the United States for two indications: (1) the control of serum phosphorus levels in adult patients with DD-CKD, or the Hyperphosphatemia Indication, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with NDD-CKD, or the IDA Indication. Ferric citrate is also approved and marketed in Japan as an oral treatment for IDA in adult patients and the improvement of hyperphosphatemia in adult patients with CKD, including DD-CKD and NDD-CKD, under the trade name Riona (ferric citrate hydrate). Auryxia is our only product approved for sale in the United States and it generated approximately $36.8 million and $34.4 million in revenue from U.S. product sales during the three months ended September 30, 2021 and 2020, respectively.

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

Operating Overview
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $59.5 million and $60.0 million for the three months ended September 30, 2021 and 2020, respectively, and $212.2 million and $296.5 million for the nine months ended September 30, 2021 and 2020, respectively. Substantially all of our net losses resulted from costs incurred in connection with the continued commercialization of Auryxia and development efforts relating to vadadustat, including preparing for and conducting clinical studies of vadadustat, providing general and administrative support for these operations and protecting our intellectual property.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on product revenue, collaboration revenue, and our ability to obtain additional funding. We expect to continue to incur significant expenses if and as we:
•conduct and enroll patients in any clinical trials, including any post-marketing approval studies, any Phase 4 studies or any other clinical trials for Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired;
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
•maintain marketing approvals for Auryxia, vadadustat, if approved, and any other product, including those that may be in-licensed or acquired;
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

From inception through September 30, 2021, we raised approximately $787.5 million of net proceeds from the sale of equity, including $519.8 million from various underwritten public offerings, $217.7 million from at-the-market offerings, or ATM offerings, pursuant to sales agreements with Cantor Fitzgerald & Co., and $50.0 million from the sale of 3,571,429 shares of common stock to Vifor Pharma. During the quarter ended September 30, 2021 and through the date of this Quarterly Report on Form 10-Q, we raised $16.1 million of net proceeds from ATM offerings. At inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to an aggregate of approximately $573.0 million or more in cost-share funding, which we generally continue to receive on a quarterly prepaid basis, and license payments. Of these commitments, we received approximately $272.0 million at the onset of the collaboration agreements. On November 11, 2019, we entered into a loan agreement, or the Loan Agreement, with funds managed by Pharmakon Advisors LP, or Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. As of March 31, 2021, we had drawn down the full amount $100.0 million made available to us under the Loan Agreement. In addition, on February 25, 2021, we received an upfront payment of $44.8 million (net of certain transaction expenses) in connection with our sale to HealthCare Royalty Partners IV, L.P., or HCR, of the right to receive all royalties and sales milestones payable to us under our collaboration agreement with MTPC, or the MTPC Agreement, subject to certain caps and other terms and conditions described elsewhere in this Quarterly Report on Form 10-Q.

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

We believe our revenue growth was negatively impacted in the first three quarters of 2021 primarily as the kidney patient populations that we serve continue to experience both high hospitalization and mortality rates due to COVID-19. While we are unable to quantify the impact of the COVID-19 pandemic on future revenues and revenue growth, COVID-19 continues to adversely and disproportionately impact our patient population; therefore, we expect COVID-19 to continue to have a negative impact on our revenue growth for the foreseeable future.

The majority of our office-based employees began working from home in March 2020, and continue to primarily work from home. In October 2021, we announced a requirement that all of our employees be fully vaccinated by January 1, 2022, subject to limited medical and religious exemptions. At this time, it is not possible to predict with certainty the exact impact that our vaccine requirement will have on us or on our workforce, and the requirement may result in employee distraction, absences, resignations, attrition and difficulty securing future labor needs which could have an adverse effect on our business, results of operations and cash flows.

In addition, several healthcare facilities have previously restricted access for non-patients, including the members of our sales force. For example, DaVita, Inc., or DaVita, and Fresenius Medical Care, or Fresenius, which account for a vast majority of the dialysis population in the United States, have restricted access to their clinics. As a result, we continue to engage with some healthcare providers and other customers virtually, where possible. The restrictions on our customer-facing employees' in-person interactions with healthcare providers could negatively impact our access to healthcare providers and, ultimately, our sales. Recently, such precautionary measures have been relaxed at certain healthcare facilities and, as a result, members of our sales force have resumed in person interactions with certain customers. Nevertheless, some restrictions remain, and more restrictions may be put in place again due to a resurgence in COVID-19 cases, including those involving new variants of COVID-19 which may be more contagious and more severe than prior strains of the virus. Given this uncertain environment and the disproportionate impact of the COVID-19 pandemic on CKD patients, we are actively monitoring the demand for Auryxia, including the potential for further declines or changes in prescription trends and customer orders.

In addition, the direct and indirect impacts of the pandemic or the response efforts to the pandemic, including among others, competition for labor and resources and increases in labor, sourcing, manufacturing and shipping costs, may cause disruptions to, closures of, or other impacts on our CMOs and other vendors in our supply chain on which we rely for the supply of our products and product candidates. At this time, our third party contract manufacturers continue to operate at or near normal levels. However, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our contract manufacturers' ability to manufacture and deliver Auryxia and vadadustat (which is currently marketed under the trade name VafseoTM by MTPC in Japan), which may result in delays in, increased costs or disruptions to manufacturing and supply of our products.

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

We expect our revenue to continue to be generated primarily from our collaborations with Otsuka and MTPC and any other collaborations into which we may enter, as well as commercial sales of Auryxia and, if approved, vadadustat, in the United States, and royalty revenue from Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, based on net sales of Riona in Japan.

Cost of Goods Sold
Cost of goods sold includes direct costs to manufacture commercial drug substance and drug product for Auryxia, as well as indirect costs including costs for packaging, shipping, insurance and quality assurance, idle capacity charges, write-offs for inventory that fails to meet specifications or is otherwise no longer suitable for commercial sale, changes in our excess purchase commitment liability, and royalties due to the licensor of Auryxia related to the U.S. product sales recognized during the period.

As a result of the Merger and the application of purchase accounting, costs of goods sold also includes both amortization expense and, if applicable, impairment charges associated with the fair value of the developed product rights for Auryxia as well as expense associated with the fair value inventory step-up. The fair value of the developed product rights for Auryxia is being amortized over its estimated useful life, which as of September 30, 2021 is estimated to be six years. The fair value inventory step-up as a result of the Merger was fully amortized as of the first quarter of 2021.

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

From inception through September 30, 2021, we have incurred $1.4 billion in research and development expenses. We expect to have significant research and development expenditures for the foreseeable future as we continue the development of Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Vadadustat external costs	$14,339	$24,502	$44,059	$113,921
External costs for other programs	7,425	4,874	18,989	11,078
Total external research and development expenses	21,764	29,376	63,048	124,999

Headcount, consulting, facilities and other	18,707	17,481	55,248	55,908
Total research and development expenses	$40,471	$46,857	$118,296	$180,907

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

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended		Increase
	September 30, 2021	September 30, 2020	(Decrease)
	(in thousands)
Revenues:
Product revenue, net	$36,753	$34,392	$2,361
License, collaboration and other revenue	12,003	25,596	(13,593)
Total revenues	48,756	59,988	(11,232)
Cost of goods sold:
Product	6,933	24,239	(17,306)
Amortization of intangibles	9,011	6,106	2,905
Total cost of goods sold	15,944	30,345	(14,401)
Operating expenses:
Research and development	40,471	46,857	(6,386)
Selling, general and administrative	46,357	40,171	6,186
License expense	870	710	160
Total operating expenses	87,698	87,738	(40)
Operating loss	(54,886)	(58,095)	3,209
Other expense, net	(4,658)	(1,864)	(2,794)
Net loss	$(59,544)	$(59,959)	$415

Product Revenue, Net. Net product revenue is derived from sales of our only commercial product in the United States, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $36.8 million for the three months ended September 30, 2021, compared to net product revenue of $34.4 million for the three months ended September 30, 2020. The increase was due to lower volume rebates related to the negative impact to sales volume as a result of COVID-19 and improved payer mix. We believe our revenue growth continues to be negatively impacted primarily as the kidney patient populations that we serve continue to experience high hospitalization and mortality rates due to COVID-19.

As an oral drug, Auryxia is covered by Medicare only under Part D. However, in September 2018, CMS decided that Auryxia would no longer be covered by Medicare for the IDA Indication. While this decision does not impact CMS coverage of the Hyperphosphatemia Indication, it requires Part D plan sponsors to impose prior authorization or other steps to ensure that Auryxia is used only for the Hyperphosphatemia Indication. However, due to the COVID-19 pandemic, CMS has issued a guidance that expressly encouraged Part D plans to waive all prior authorization requirements. This guidance was issued in March of 2020 and updated in May of 2020. In both versions of the guidance, CMS clarified that due to COVID-19, Part D plan sponsors are encouraged to waive prior authorization requirements.

Further, on October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts against CMS and the U.S. Department of Health and Human Services challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the IDA Indication and imposing a prior authorization requirement for Auryxia in the Hyperphosphatemia Indication, or the CMS Decision. On October 22, 2021, the parties agreed to dismiss the litigation. See Part II, Item 1. Legal Proceedings for further information. While we believe that the vast majority of the Medicare prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Medicare with prior authorization, the CMS Decision has had and will continue to have an adverse impact on the sales and future growth of Auryxia for the Hyperphosphatemia Indication and the IDA Indication.

License, Collaboration and Other Revenue. License, collaboration and other revenue was $12.0 million for the three months ended September 30, 2021 compared to $25.6 million for the three months ended September 30, 2020. We recognized $10.6 million in collaboration revenue for the three months ended September 30, 2021 from our cost sharing arrangement under the Otsuka collaboration agreement for the United States, or the Otsuka U.S. Agreement, and the Otsuka collaboration agreement for certain territories outside the United States, or the Otsuka International Agreement, and royalty revenue under our collaboration agreement with MTPC, or the MTPC Agreement. We recognized $23.9 million in collaboration revenue for the three months ended September 30, 2020 from our cost sharing arrangement under the Otsuka U.S. Agreement and the Otsuka International Agreement, as well as royalty revenue under our collaboration agreement with MTPC. The $13.3 million decline in collaboration revenue was driven by lower development costs incurred subject to cost sharing arrangements under both the Otsuka U.S. Agreement and Otsuka International Agreement as we completed our global Phase 3 clinical development program for vadadustat in 2020 and are currently engaged in close-out activities with respect to the program. We expect our Otsuka collaboration revenue to continue to decrease in the near term for that reason. The decrease in Otsuka collaboration revenue was partially offset by an increase in royalty revenue under the MTPC Agreement.

Cost of Goods Sold - Product. Cost of goods sold of $6.9 million for the three months ended September 30, 2021 consisted of costs associated with the manufacturing of Auryxia partially offset by a $6.0 million reduction to the liability for excess purchase commitments, primarily due to the settlement of all patent litigation proceedings related to Abbreviated New Drug Applications filed with respect to Auryxia, which allows for generic versions of Auryxia beginning in March 2025. Refer to Note 14 to our condensed consolidated financial statements for further details on the excess purchase commitments liability.

Cost of goods sold of $24.2 million for the three months ended September 30, 2020 consisted of costs associated with the manufacturing of Auryxia, $8.4 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting, and $8.5 million primarily related to the write-down of inventory associated with specific lots of Auryxia as it was determined that these lots were not manufactured in conformance with the FDA's GMP guidance relating to validation. These charges were partially offset by a $0.7 million non-cash gain related to a reduction to the liability for excess purchase commitments.

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia. During the three months ended September 30, 2021, this intangible asset was being amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of intangibles during the three months ended September 30, 2021 and 2020 was $9.0 million and $6.1 million, respectively. The increase in amortization charges is due to the prospective adjustment of the estimated useful life of the developed product rights for Auryxia that occurred in the fourth quarter of 2020.

Research and Development Expenses. Research and development expenses were $40.5 million for the three months ended September 30, 2021, compared to $46.9 million for the three months ended September 30, 2020, a decrease of $6.4 million. The decrease was primarily due to the following:

(in millions)
Vadadustat development expenses	$(10.2)
Headcount, consulting and facilities	1.2
Other research and development	2.6
Total net decrease	$(6.4)

The decrease in the costs related to the development of vadadustat is primarily attributable to a decrease in external costs related to our global Phase 3 program for vadadustat (INNO2VATE and PRO2TECT), for which we reported top-line data in the second and third quarters of 2020, respectively. Although we expect our research and development expenses to continue to decrease in the near term compared to the full year 2020 as we completed our global Phase 3 clinical development program for vadadustat in 2020, we will continue to incur significant research and development expenses in future periods in support of ongoing or planned studies with respect to Auryxia and vadadustat and development of other potential product candidates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $46.4 million for the three months ended September 30, 2021, compared to $40.2 million for the three months ended September 30, 2020. The increase of $6.2 million was primarily due to increases in headcount related costs and one-time legal costs. For the remainder of 2021, we expect our selling, general and administrative expenses for our ongoing commercialization of Auryxia to continue to increase modestly from 2020.

License Expenses. License expense related to royalties due to Panion relating to sales of Riona in Japan were $0.9 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively.

Other Expense, Net. Other expense, net, was $4.7 million for the three months ended September 30, 2021 compared to $1.9 million for the three months ended September 30, 2020. Other expense, net, for the three months ended September 30, 2021 was primarily due to interest expense associated with our Term Loans and non-cash interest expense on the liability related to the sale of our right to receive royalties and sales milestones from MTPC as further described in Note 5 to our condensed consolidated financial statements in Part I, Item 1. Financial Statements (unaudited). Other expense, net, for the three months ended September 30, 2020 was primarily due to interest expense associated with our Term Loans.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended		Increase
	September 30, 2021	September 30, 2020	(Decrease)
	(in thousands)
Revenues:
Product revenue, net	$100,120	$94,297	$5,823
License, collaboration and other revenue	53,853	144,311	(90,458)
Total revenues	153,973	238,608	(84,635)
Cost of goods sold:
Product	76,012	92,840	(16,828)
Amortization of intangibles	27,032	24,307	2,725
Impairment of intangible asset	—	115,527	(115,527)
Total cost of goods sold	103,044	232,674	(129,630)
Operating expenses:
Research and development	118,296	180,907	(62,611)
Selling, general and administrative	129,336	113,636	15,700
License expense	2,460	2,430	30
Total operating expenses	250,092	296,973	(46,881)
Operating loss	(199,163)	(291,039)	91,876
Other expense, net	(12,999)	(5,418)	(7,581)
Net loss	$(212,162)	$(296,457)	$84,295
Product Revenue, Net. Net product revenue is derived from sales of our only commercial product in the United States, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $100.1 million for the nine months ended September 30, 2021, compared to net product revenue of $94.3 million for the nine months ended September 30, 2020. The increase was primarily due to an increase in units sold and improved payer mix. partially offset by the negative impact from COVID-19. We believe our revenue growth continues to be negatively impacted primarily as the kidney patient populations that we serve continue to experience high hospitalization and mortality rates due to COVID-19.
License, Collaboration and Other Revenue. License, collaboration and other revenue was $53.9 million for the nine months ended September 30, 2021 compared to $144.3 million for the nine months ended September 30, 2020. We recognized $49.7 million in collaboration revenue for the nine months ended September 30, 2021 from our cost sharing arrangement under the Otsuka U.S. Agreement and the Otsuka International Agreement, and royalty revenue under the MTPC Agreement. We recognized $135.5 million in collaboration revenue for the nine months ended September 30, 2020 from our cost sharing arrangement under the Otsuka U.S. Agreement and the Otsuka International Agreement and recognition of a milestone and royalty revenue earned under the MTPC Agreement. The $85.7 million decline in collaboration revenue was driven by lower payments recognized under both the Otsuka U.S. Agreement and Otsuka International Agreement as we completed our global Phase 3 clinical development program for vadadustat in 2020 and are currently engaged in close-out activities with respect to the program. We expect our Otsuka collaboration revenue to continue to decrease in the remainder of 2021 for that reason.

Cost of Goods Sold - Product. Cost of goods sold of $76.0 million for the nine months ended September 30, 2021 consisted of costs associated with the manufacturing of Auryxia, $15.4 million in non-cash charges related to an increase to the liability for excess purchase commitments, $21.6 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting, and $7.1 million related to inventory reserves associated with a previously disclosed manufacturing quality issue related to Auryxia. Refer to Note 14 to our condensed consolidated financial statements for further details of the increase to the liability for excess purchase commitments.

Cost of goods sold of $92.8 million for the nine months ended September 30, 2020 consisted primarily of costs associated with the manufacturing of Auryxia and $39.5 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting, $18.6 million primarily related to the write-down of inventory associated with specific lots of Auryxia because it was determined that these lots were not manufactured in conformance with the FDA's GMP guidance relating to validation, and $10.3 million in non-cash charges related to an increase to the liability for excess purchase commitments.

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia. During the nine months ended September 30, 2021, this intangible asset was being amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of intangibles during the nine months ended September 30, 2021 and 2020 was $27.0 million and $24.3 million, respectively. The increase in amortization charges is due to the prospective adjustment of the estimated useful life of the developed product rights for Auryxia that occurred in the fourth quarter of 2020.

Cost of Goods Sold - Impairment of Intangible Asset. In the second quarter of 2020, in connection with a routine business review, we reduced our short-term and long-term Auryxia revenue forecast. This reduction was primarily driven by the compounding impact of the CMS Decision that rescinded Medicare Part D coverage of Auryxia for the IDA Indication, and imposed a prior authorization requirement for Auryxia for the Hyperphosphatemia Indication. As a result, we recorded an impairment charge of $115.5 million to the Auryxia intangible asset during the nine months ended September 30, 2020. There were no such impairment charges during the nine months ended September 30, 2021.

Research and Development Expenses. Research and development expenses were $118.3 million for the nine months ended September 30, 2021, compared to $180.9 million for the nine months ended September 30, 2020, a decrease of $62.6 million. The decrease was primarily due to the following:

(in millions)
Vadadustat development expenses	$(69.9)
Headcount, consulting and facilities	(0.6)
Other research and development	7.9
Total net decrease	$(62.6)

The decrease in the costs related to the development of vadadustat is primarily attributable to a decrease in external costs related to our global Phase 3 program for vadadustat (INNO2VATE and PRO2TECT), for which we reported top-line data in the second and third quarters of 2020, respectively. Although we expect our research and development expenses to continue to decrease in the near term compared to the full year 2020 as we completed our global Phase 3 clinical development program for vadadustat in 2020, we will continue to incur significant research and development expenses in future periods in support of ongoing or planned studies with respect to Auryxia and vadadustat and development of other potential product candidates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $129.3 million for the nine months ended September 30, 2021, compared to $113.6 million for the nine months ended September 30, 2020. The increase of $15.7 million was primarily due to higher marketing expenses, increased headcount related costs, and one-time legal costs. For the remainder of 2021, we expect our selling, general and administrative expenses for our ongoing commercialization of Auryxia to continue to increase modestly from 2020.

License Expenses. License expense related to royalties due to Panion relating to sales of Riona in Japan were $2.5 million and $2.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Other Expense, Net. Other expense, net, was $13.0 million for the nine months ended September 30, 2021 compared to $5.4 million for the nine months ended September 30, 2020. Other expense, net, for the nine months ended September 30, 2021 was primarily due to interest expense associated with our Term Loans and non-cash interest expense on the liability related to the sale of our right to receive royalties and sales milestones from MTPC as further described in Note 5 to our condensed consolidated financial statements in Part I, Item 1. Financial Statements (unaudited). Other expense, net, for the nine months ended September 30, 2020 was primarily due to interest expense associated with our Term Loans.

Liquidity and Capital Resources
We have funded our operations principally through sales of our common stock, payments received from our collaboration partners, and following the Merger, product sales, debt and a royalty transaction. As of September 30, 2021, we had cash and cash equivalents and available for sale securities of approximately $207.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Accordingly, available for sale securities, consisting principally of corporate and government debt securities stated at fair value, are also available as a source of liquidity. At inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to an aggregate of approximately $573.0 million or more in cost-share funding, of which we received approximately $272.0 million at the onset of the collaborations, and the remainder of which we generally continue to receive on a quarterly prepaid basis, and through license payments.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(190,157)	$(79,606)
Investing activities	39,941	(99,687)
Financing activities	128,328	201,209
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(21,888)	$21,916

Operating Activities. Net cash used in operating activities of $190.2 million for the nine months ended September 30, 2021 was largely driven by payroll-related expenses, rebate payments and payments for inventory. These payments were partially offset by adjustments for non-cash items, including amortization of intangibles of $27.0 million, fair value step-up of inventory sold or written off of $21.6 million, stock-based compensation expense of $18.1 million, an increase to the liability for excess purchase commitments of $15.4 million, write-downs of inventory of $7.1 million, and non-cash interest expense related to sale of future royalties of $6.8 million.

Net cash used in operating activities of $79.6 million for the nine months ended September 30, 2020 was largely driven by payments for the Phase 3 development program for vadadustat, rebate payments and payments for inventory. These payments were partially offset by adjustments for non-cash items, including the intangible asset impairment charge of $115.5 million, fair value step-up of inventory sold or written off of $39.5 million, amortization of intangibles of $24.3 million, stock-based compensation expense of $18.4 million, an increase to the liability for excess purchase commitments of $10.3 million and write-downs of inventory of $18.6 million primarily associated with specific lots of Auryxia because it was determined that these lots were not manufactured in conformance with the FDA's GMP guidance relating to validation.

Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2021 was $39.9 million and was comprised of proceeds from the maturities of available for sale securities of $40.0 million, partially offset by immaterial purchases of equipment.

Net cash used in investing activities for the nine months ended September 30, 2020 was $99.7 million and was comprised primarily of purchase of available for sale securities of $99.9 million.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2021 was $128.3 million and consisted of net proceeds from the sale of future royalties of $44.8 million, net proceeds from the public issuance of common stock in connection with our ATM sales agreement of $82.8 million, and proceeds from the sale of stock under our employee stock purchase plan.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $201.2 million and consisted primarily of proceeds from the public issuance of common stock of $198.9 million, proceeds from the exercise of stock options and proceeds from the sale of stock under our employee stock purchase plan.

Operating Capital Requirements
We have one product, Auryxia, approved for commercial sale in the United States, but have not generated, and may not generate, enough product revenue from the sale of Auryxia to realize net profits from product sales. We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of September 30, 2021, we had an accumulated deficit of $1.4 billion. We anticipate that we will continue to incur losses for the foreseeable future, and we expect to continue to incur additional research and development and selling, general and administrative expenses for our ongoing research and development and potential commercialization of vadadustat and our ongoing development and commercialization of Auryxia. We expect our cash resources to fund our current operating plan for at least twelve months from the date of this filing. If we receive regulatory approval of vadadustat in the U.S., we expect to incur significant incremental costs to our current operating plan to commercialize vadadustat, including costs of marketing, manufacturing and distribution. The potential timely regulatory approval of vadadustat and the receipt of associated regulatory milestones is an important source of funding of our cash runway. However, we will require additional funding to fund our operating plan beyond the next twelve months. There are numerous risks and uncertainties associated with research, development and commercialization activities, and actual results could vary materially as a result of a number of factors, many of which are outside of our control. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Furthermore, our regulatory milestones may not be achieved, we may not receive the anticipated funding from our collaboration partners, and we may not secure other sources of financing. If we are unable to obtain sufficient funding, we could be required to delay our development efforts, limit activities and reduce costs, which could adversely affect our business prospects. The period over which our cash runway extends is also dependent on the execution of our commercial plan, which is dependent on the overall market, the competitive environment, and the execution of reimbursement strategies.

We expect to finance future cash needs through product revenue, public or private equity or debt transactions, payments from our collaborators (including associated regulatory approval milestones), royalty transactions, strategic transactions, or a combination of these approaches. Additionally, we will require additional capital to pursue development and commercial activities related to Auryxia and vadadustat, if approved, or any additional products and product candidates, including those that may be in-licensed or acquired. Additional funds may not be available to us on acceptable terms or at all. If we are unable to raise additional capital in sufficient amounts when needed or on attractive terms, we may not be able to pursue development and commercial activities related to Auryxia and vadadustat, if approved, or any additional products or product candidates, including those that may be in-licensed or acquired. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders or increased fixed payment obligations, and any such securities may have rights senior to those of our common stock. Any of these events could significantly harm our business, financial condition and prospects.

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

Contractual Obligations
As of September 30, 2021, other than as disclosed in Note 14 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

During the nine months ended September 30, 2021, we had the following material change to our critical accounting policies as reported in our 2020 Annual Report on Form 10-K:

Liability Related to Sale of Future Royalties
We treat the liability related to sale of future royalties (see Note 5 to our condensed consolidated financial statements in Part I, Item 1. Financial Statements (unaudited) included in this Quarterly Report on Form 10-Q) as a debt financing, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability related to sale of future royalties and the debt amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. We will periodically assess the expected royalty payments. To the extent our estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. Non-cash royalty revenue is reflected as royalty revenue within license, collaboration and other revenue, and non-cash amortization of debt is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss in Part I, Item 1. Financial Statements (unaudited) included in this Quarterly Report on Form 10-Q.

There were no other material changes to our critical accounting policies as reported in our 2020 Annual Report on Form 10-K.

Recent Accounting Pronouncements
For additional discussion of recent accounting pronouncements, please refer to New Accounting Pronouncements – Recently Adopted included within Note 2 to our condensed consolidated financial statements in Part I, Item 1. Financial Statements (unaudited) included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates. As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents and available for sale securities of $207.2 million and $268.7 million, respectively, consisting primarily of money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Interest rate sensitivity is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

In addition, we are exposed to market risk related to exchange rates. A substantial portion of our revenues for the nine months ended September 30, 2021 was received in U.S. dollars, including revenues we receive from royalty payments converted to U.S. dollars based on the net sales of Riona and VafseoTM in Japanese yen. Our exchange rate risk arises from such foreign currency net sales. As a result, we are exposed to movements in the exchange rates of the Japanese yen against the U.S. dollar.

For the royalty payments we received based on net sales of Riona and Vafseo in Japan for the nine months ended September 30, 2021 a 5.0% appreciation or depreciation of the Japanese yen against the U.S. dollar would have increased or decreased, respectively, our revenues in the nine months ended September 30, 2021 by approximately $0.2 million.

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

As of September 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our management concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective because our internal control over financial reporting was not adequate due to the material weakness described below.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2020, or the 2020 Annual Report on Form 10-K, our internal control over financial reporting as of December 31, 2020 was not effective due to the following material weakness: the Company did not design and maintain effective controls over the completeness, accuracy and presentation and disclosure of inventory. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we did not maintain effective controls related to (i) the review of inventory reconciliations, (ii) the validation of the inventory costing and (iii) the periodic assessment of excess and obsolete inventory related reserves. Management has taken actions to remediate the deficiencies in its internal control over financial reporting and implemented additional processes and controls designed to address the underlying causes associated with the material weakness. Management is committed to finalizing the remediation of the material weakness during 2021.

As management continues to evaluate and work to improve its internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness described above will continue to exist. As such, management has concluded that the material weakness cannot be considered remediated as of September 30, 2021.

Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2021, we implemented certain internal controls in connection with our remediation efforts described above. There have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 13, 2015, May 20, 2015 and July 6, 2015, we filed oppositions to FibroGen’s European Patent Nos. 2322155, or the ’155 EP Patent, 1633333, or the ’333 EP Patent, and 2322153, or the ’153 EP Patent in the EPO, respectively, requesting the patents be revoked in their entirety. These method of use patents do not prevent persons from using the compound for other uses, including any previously known use of the compound. In particular, these patents do not claim methods of using any of our product candidates for purposes of inhibiting HIF-PH for the treatment of anemia due to chronic kidney disease, or CKD. While we do not believe these patents will prevent us from commercializing vadadustat for the treatment of anemia due to CKD, we filed these oppositions to provide us and our collaborators with maximum flexibility for developing vadadustat and our pipeline of investigational oral hypoxia-inducible factor prolyl hydroxylase inhibitor, or HIF-PHI, compounds.

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

Subsequently, in related oral proceedings held on May 31, 2017 and June 1, 2017 for the ’153 EP Patent, the Opposition Division of the EPO maintained the patent after FibroGen significantly narrowed the claims to an indication for which vadadustat is not intended to be developed. We and Glaxo separately filed notices to appeal the decision to maintain the ’153 EP Patent on November 9, 2017. Bayer filed a notice to appeal the decision on November 14, 2017. Glaxo withdrew its appeal on March 2, 2020 and Bayer withdrew its appeal on June 30, 2021. An oral proceeding for the appeal is scheduled for February 2022.

On April 3, 2019, we filed oppositions to FibroGen’s European Patent Nos. 2289531, or the ’531 EP Patent, and 2298301, or the ’301 EP Patent in the EPO, respectively, requesting the patents be revoked in their entirety. Oral proceedings for oppositions to the two patents were held on September 7-8 and 10, 2021. Following oral proceedings, the Opposition Division of the EPO maintained certain claims in amended form in the two patents. We do not expect the Opposition Division’s decision on the two patents to have any effect on our commercialization of vadadustat in Europe.

On February 10, 2020, we filed an opposition to FibroGen’s European Patent No. 2324834, or the ’834 EP Patent, in the EPO requesting the patent to be revoked in its entirety. On October 19, 2021, FibroGen submitted a request to the Opposition Division to terminate these opposition proceedings and revoke the '834 patent.

Canada
On May 21, 2018, we filed a Statement of Claim in Canadian Federal Court to challenge the validity of three of FibroGen’s HIF-related patents in Canada: CA 2467689, CA 2468083, and CA 2526496. On June 25, 2020, the parties agreed to dismiss the CA 2467689 patent from the lawsuit. On February 16, 2021, the parties agreed to dismiss the lawsuit in its entirety.

Japan
On June 2, 2014, we filed an invalidity proceeding before the Japan Patent Office, or JPO, against certain claims of FibroGen’s Japanese Patent No. 4804131, or the ’131 JP Patent, which is the Japanese counterpart to the ’823 EP Patent, and the JPO issued a preliminary decision finding all of the challenged claims to be invalid. FibroGen subsequently amended the claims and the JPO accepted the amendments. The resulting ’131 JP Patent does not cover vadadustat or any pyridine carboxamide compounds.

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

A trial was conducted in March 2020. On April 20, 2020, the Patents Court of the UK issued a judgment in favor of Akebia, which invalidated all the claims at issue in each of the ’823 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), the ’155 EP Patent (UK) and the ’301 EP Patent (UK). The ’531 EP Patent (UK) was amended to a single claim to recite one specific compound; this claim was held to be valid but not infringed by vadadustat. On June 11, 2020, FibroGen and Astellas appealed the Patents Court’s judgment on the invalidity of the ’823 EP Patent (UK), the ’301 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), and the ’155 EP Patent (UK) in the Court of Appeal (Civil Division). On June 8, 2021 - June 10, 2021, the United Kingdom Court of Appeal held a three-day hearing for the appeal. On August 24, 2021, the Court of Appeal issued a judgment, which reversed the Patents Court’s judgment on the invalidity of the ’823 EP Patent (UK) and maintained certain claims of the ’823 EP Patent (UK) and the ’301 EP Patent (UK) in amended form, and which affirmed the Patents Court’s judgment on the invalidity of the ’333 EP Patent (UK), the ’155 EP Patent (UK), and the ’153 EP Patent (UK). We do not expect the UK Court of Appeal’s judgment to have any effect on our commercialization of vadadustat in the UK.

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

On August 2, 2019, Keryx and Panion entered into a settlement and license agreement with Par. This settlement resolved patent litigation brought by Keryx and Panion in response to Par’s ANDA seeking approval to market a generic version of Auryxia tablets prior to the expiration of the applicable patents. Pursuant to the terms of the settlement, Keryx and Panion granted Par a license to market a generic version of Auryxia in the United States beginning on March 20, 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature. Additionally, in accordance with the agreement, the parties terminated all ongoing litigation between Keryx and Panion and Par regarding Auryxia patents pending in the Delaware District Court and the Southern New York District Court. The settlement and license agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice. On August 5, 2019, the parties filed a request to stay the litigation pending a review of the settlement and license agreement by these regulatory authorities. On September 6, 2019 and September 9, 2019, the Southern New York District Court and the Delaware District Court, respectively, entered a stipulation and order of dismissal filed by the parties to terminate the actions against Par.

On April 30, 2020, Keryx and Panion entered into a settlement and license agreement with Teva and Watson. This settlement resolved patent litigation brought by Keryx and Panion in response to Teva and Watson’s ANDAs seeking approval to market a generic version of Auryxia tablets prior to the expiration of the applicable patents. Pursuant to the terms of the settlement, Keryx and Panion granted Teva and Watson a license to market a generic version of Auryxia in the United States beginning on March 20, 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature. Additionally, in accordance with the agreement, the parties terminated all ongoing litigation between Keryx and Panion and Watson and Teva regarding Auryxia patents pending in the Delaware District Court. The settlement and license agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice. On May 4, 2020, the Delaware District Court entered a stipulation and order of dismissal filed by the parties to terminate the action against Teva and Watson.

On September 24, 2020, Keryx, Panion and Dr. Hsu entered into a settlement and license agreement with the Lupin Defendants. This settlement resolved patent litigation brought by Keryx and Panion in response to Lupin and Lupin Ltd.’s ANDAs seeking approval to market a generic version of Auryxia tablets prior to the expiration of the applicable patents. Pursuant to the terms of the settlement, Keryx and Panion granted Lupin and Lupin Ltd. a license to market a generic version of Auryxia in the United States beginning on March 20, 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature. Additionally, in accordance with the agreement, the parties terminated all ongoing litigation among Keryx, Panion, the Lupin Defendants and Dr. Hsu regarding Auryxia patents pending in the Delaware District Court. The settlement and license agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice. On October 5, 2020, the Delaware District Court entered a stipulation and order of dismissal filed by the parties to terminate the action against the Lupin Defendants.

On March 25, 2021, Keryx and Panion entered into a settlement and license agreement with the Chemo Defendants. This settlement resolved patent litigation brought by Keryx and Panion in response to Chemo’s ANDA seeking approval to market a generic version of Auryxia tablets prior to the expiration of the applicable patents. Pursuant to the terms of the settlement, Keryx and Panion granted Chemo a license to market a generic version of Auryxia in the United States beginning on March 20, 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature. Additionally, in accordance with the agreement, the parties terminated all ongoing litigation among Keryx, Panion, and the Chemo Defendants regarding Auryxia patents pending in the Delaware District Court. The settlement and license agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice. On March 26, 2021, the Delaware District Court entered a stipulation and order of dismissal filed by the parties to terminate the action against the Chemo Defendants.

On September 22, 2021, Keryx, Panion and Dr. Hsu entered into a settlement and license agreement with Mylan. This settlement resolved patent litigation brought by Keryx, Panion, and Dr. Hsu in response to Mylan’s ANDA seeking approval to market a generic version of Auryxia tablets prior to the expiration of the applicable patents. Pursuant to the terms of the settlement, Keryx, Panion, and Dr. Hsu granted Mylan a license to market a generic version of Auryxia in the United States beginning on March 20, 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature. Additionally, in accordance with the agreement, the parties terminated all ongoing litigation among Keryx, Panion, Dr. Hsu, and Mylan regarding Auryxia patents pending in the Delaware District Court and the North District Court of West Virginia. The settlement and license agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice. On September 28, 2021, the Delaware District Court entered a stipulation and order of dismissal filed by the parties to terminate the action against Mylan.

Keryx, Panion and, as applicable, Dr. Hsu have now entered into settlement and license agreements resolving all patent litigation proceedings brought by Keryx, Panion and, as applicable, Dr. Hsu, in response to ANDAs filed by third parties seeking approval to market generic versions of Auryxia® (ferric citrate) tablets prior to the expiration of the applicable patents.

CMS Litigation
On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts, or the Massachusetts District Court, against Centers for Medicare & Medicaid Services, or CMS, the U.S. Department of Health and Human Services, Alex M. Azar II in his official capacity as Secretary of Health and Human Services, and Seema Verma in her

official capacity as administrator for CMS challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or the IDA Indication, and imposing a prior authorization requirement for Auryxia in the treatment of adult patients with CKD on dialysis, or the Hyperphosphatemia Indication. On October 29, 2019, we filed a motion for a preliminary injunction asking the court to provide relief while the lawsuit is pending, specifically, to restore coverage of Auryxia for the IDA Indication, and to remove the prior authorization requirement for Auryxia for the Hyperphosphatemia Indication. In the alternative, we filed a motion for summary judgment with the court asking it to decide the case on the merits. On February 4, 2020, the court denied our request for a preliminary injunction. We filed an expedited appeal with the Court of Appeals for the First Circuit challenging the District Court’s denial of our motion for a preliminary injunction. The First Circuit Court of Appeals held oral argument on August 14, 2020, and affirmed the District Court’s denial of our request for a preliminary injunction on September 30, 2020. We then attempted to reach a settlement with CMS, but we were unsuccessful in these efforts. On October 22, 2021, the parties agreed to dismiss the litigation. As a result, Auryxia remains not covered by Medicare for the IDA Indication and the prior authorization requirement for Auryxia for the Hyperphosphatemia Indication also remains in place.

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

On September 23, 2019, the Massachusetts District Court issued a Memorandum and Order denying plaintiff’s motion for class certification, granting defendants’ motion for judgment on the pleadings, and denying plaintiff’s motion for leave to further amend his Complaint. That same day, the Massachusetts District Court entered a final judgment in favor of defendants on all claims. On September 24, 2019, plaintiff filed a notice of appeal. On June 21, 2021, the First Circuit affirmed the District Court’s judgment in its entirety. The time for plaintiff to seek a rehearing before the First Circuit has now lapsed. Plaintiff has until November 18, 2021 to file a petition for certiorari to the United States Supreme Court to the extent Plaintiff wishes to seek any further appellate review.

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

On April 2, 2019, the Delaware District Court granted Abraham Kiswani, a member of the putative class in both the Andreula and Corwin actions, and plaintiff John Andreula’s motion to consolidate the remaining two Merger Securities Actions pending in the Delaware District Court and consolidated the Corwin and Andreula cases under the caption In re Keryx Biopharmaceuticals, Inc., or the Consolidated Federal Action. The Delaware District Court also appointed Kiswani and plaintiff Andreula as lead plaintiffs for the Consolidated Federal Action. On June 3, 2019, the lead plaintiffs filed a consolidated amended complaint in the Consolidated Federal Action, or the Consolidated Complaint. The Consolidated Complaint generally alleged that the registration statement filed in connection with the Merger contained allegedly false and misleading statements or failed to disclose certain allegedly material information in violation of Section 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder. The alleged misstatements or omissions related to (i) certain financial projections for Keryx and Akebia and certain financial analyses performed by our advisors and (ii) any alleged negotiations that may have taken place regarding the conversion of certain convertible notes of Keryx in connection with the Merger. The Consolidated Complaint sought compensatory and/or rescissory damages, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 thereunder, and an award of lead plaintiffs’ costs, including reasonable allowance for attorneys’ fees and experts’ fees. The defendants in the Consolidated Federal Action moved to dismiss the Consolidated Complaint in its entirety and with prejudice on August 2, 2019. On April 15, 2020, the Delaware District Court granted the defendants’ motion and dismissed the Consolidated Complaint in its entirety. On July 2, 2020, lead plaintiffs filed a second consolidated amended complaint, or the Second Consolidated Complaint. The Second Consolidated Complaint (i) asserts the same claims under the Exchange Act as the Consolidated Complaint, (ii) names the same defendants as the Consolidated Complaint, (iii) seeks the same relief as the Consolidated Complaint and (iv) as with the Consolidated Complaint, challenges as false or misleading alleged misstatements or omissions related to certain financial projections for Keryx and Akebia and certain financial analyses performed by our advisors. The defendants in the Consolidated Federal Action moved to dismiss the Second Consolidated Amended Complaint in its entirety with prejudice on August 10, 2020. On April 1, 2021, the Delaware District Court granted the defendants’ motion and dismissed the Second Consolidated Complaint in its entirety. On April 29, 2021, lead plaintiffs filed a notice of appeal in the United States Court of Appeals for the Third Circuit. Briefing on the appeal was completed on October 7, 2021.

On July 15, 2021, a purported former Keryx stockholder filed a putative class action in the Supreme Court of the State of New York against Akebia, a current officer of Akebia (John P. Butler), a former officer of Akebia (Jason A. Amello), former directors of Akebia (Muneer A. Satter, Scott A. Canute, Michael D. Clayman, Maxine Gowen, Duane Nash, Ronald C. Renaud, Jr., and Michael S. Wyzga), a current director of Akebia (Cynthia Smith), a former director and officer of Keryx (Jodie P. Morrison), a former officer of Keryx (Scott A. Holmes) and former directors of Keryx (Michael Rogers, Kevin J. Cameron, Steven C. Gilman, Daniel P. Regan, Mark J. Enyedy, and Michael T. Heffernan, some of whom are current members of our Board of Directors). The action is captioned Loper v. Akebia Therapeutics Inc., et al., or the Loper Action. The complaint in the Loper Action alleges that the registration statement filed in connection with the Merger contained allegedly false and misleading statements or failed to disclose certain allegedly material information in violation of Section 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended. The alleged misstatements or omissions relate to the safety, approvability, and commercial viability of vadadustat. The complaint in the Loper Action seeks damages including interest thereon, an award of plaintiffs’ and the class’s costs and expenses, including counsel fees and expert fees, and rescission, disgorgement, or such other equitable or injunctive relief that the Court deems appropriate.

On August 16, 2021, another purported former Keryx stockholder filed a putative class action making substantially similar allegations and asserting the same claims as the Loper Action, also in the Supreme Court of the State of New York against the same defendants named in the Loper Action (except for Kevin J. Cameron, Scott A. Holmes, and Daniel P. Regan). The action is captioned Panicho v. Akebia Therapeutics, Inc., et al., or the Panicho Action.

On October 15, 2021, the Supreme Court of the State of New York entered a joint stipulation and order consolidating the Loper Action and Panicho Action under the caption In re Akebia Therapeutics, Inc. Securities Litigation, or the Consolidated State Action, providing for the filing of a consolidated complaint in the Consolidated State Action by October 27, 2021, and providing for briefing to be completed on any motion to dismiss such consolidated complaint by March 28, 2022. The consolidated complaint was filed on October 27, 2021.

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
Investment in pharmaceutical product development and commercialization is highly speculative because it requires upfront capital expenditures and significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities and, following the merger, or the Merger, whereby Keryx Biopharmaceuticals, Inc., or Keryx, became a wholly owned subsidiary of ours, commercialization. We have financed our operations primarily through sales of equity securities, our strategic collaborations and, following the Merger, product revenues, a royalty monetization transaction and debt. Prior to the Merger, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable and have incurred net losses each year since our inception, including net losses of $212.2 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $1.4 billion. We cannot guarantee when, if ever, we will become profitable. Our ability to generate product revenue and achieve profitability depends significantly on our success in many areas, including the following:
•developing, commercializing and marketing Auryxia, vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired;
•obtaining marketing approvals for vadadustat and any other product candidate, including those that may be in-licensed or acquired, and the timing and scope of such approvals, and maintaining marketing approvals for Auryxia, vadadustat, if approved, and any other product, including those that may be in-licensed or acquired;
•developing sustainable and scalable manufacturing processes for Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired;
•establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate products that are compliant with good manufacturing practices, or GMPs, to support the clinical development and the market demand for Auryxia, vadadustat, if approved, and any other product and product candidate, including those that may be in-licensed or acquired;
•obtaining adequate or favorable pricing and reimbursement from private and governmental payors for Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired;
•obtaining and maintaining market acceptance of Auryxia, vadadustat and any other product candidate, including those that may be in-licensed or acquired;
•the size of any market in which Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired, receives approval and obtaining adequate market share in those markets;
•competing effectively with any competitive products and any products that may disrupt the biotechnology industry;
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
We expect to continue to incur significant expenses and operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on product revenue, collaboration revenue, and our ability to obtain additional funding. We expect to continue to incur significant expenses if and as we:

•conduct and enroll patients in any clinical trials, including post-marketing approval studies, any Phase 4 studies or any other clinical trials for Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired;
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
•maintain marketing approvals for Auryxia, vadadustat, if approved, and any other product, including those that may be in-licensed or acquired;
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
We have and will continue to expend significant resources in our legal proceedings, as described under Part II, Item 1. Legal Proceedings, or any other such legal proceedings brought by or against us in the future.
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
Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or the EMA, or other regulatory authorities, or if we otherwise believe it is necessary, to change our manufacturing processes or assays, to amend or replace our study protocols, to repeat any of our clinical trials, to perform studies in addition to, different from or larger than those currently expected, if there are any delays in completing our clinical trials or if there are delays in or issues with obtaining marketing approval for vadadustat in the United States, the EU or other jurisdictions. Even if vadadustat and any other product candidate, including those that may be in-licensed or acquired, are approved for commercial sale, we anticipate incurring significant costs associated with commercialization. In addition, our ability to generate revenue would be negatively affected if the size of our addressable patient population is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. Even though we generate product revenue from Auryxia and royalties from Riona and VafseoTM, in Japan and may generate revenue and royalties from the sale of any products that may be approved in the future, including those that may be in-licensed or acquired, we may never generate revenue and royalties that are significant enough for us to become and remain profitable, and we will need to obtain additional funding to continue operations.
We will require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
As of September 30, 2021, our cash and cash equivalents and available for sale securities were $207.2 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia and develop and commercialize vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with research and development, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete the clinical development, including post-marketing studies, and to successfully commercialize Auryxia and vadadustat, if approved. Our future capital requirements depend on many factors, including:
•the scope, progress, results and costs of conducting clinical studies or any post-marketing approval requirements, Phase 4 studies or any other clinical trials for Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired;
•the cost and timing of commercialization activities, including product manufacturing, marketing, sales and distribution costs, for Auryxia, vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired;
•the results of our meetings with the FDA, the EMA and other regulatory authorities and any consequential effects, including on timing of and ability to obtain and maintain marketing approval, study design, study size and resulting operating costs;
•difficulties or delays in enrolling patients in our clinical trials;
•the timing of, and the costs involved in obtaining, and, if approved, maintaining, marketing approvals for vadadustat and any other product candidate, including those that may be in-licensed or acquired, including to fund the preparation, filing and prosecution of regulatory submissions, and the costs of maintaining marketing approvals for Auryxia or any other product, including those that may be in-licensed or acquired;
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
•any ongoing costs related to the creation of additional infrastructure and expansion of additional resources to support our operations as a fully integrated, publicly traded biopharmaceutical company; and
•the extent to which we engage in transactions, including strategic, merger, collaboration, acquisition and licensing transactions, pursuant to which we would develop and market commercial products, or develop other product candidates and technologies.
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
We believe that our cash resources will be sufficient to allow us to fund our current operating plan through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong due to a variety of factors, including due to the effects of the ongoing severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), or COVID-19, pandemic, and we could use our available capital resources sooner than we currently expect. In addition, there can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by us or that additional funding will be available on terms acceptable to us, or at all. Furthermore, our regulatory milestones may not be achieved, we may not receive the anticipated funding from our collaboration partners, and we may not secure other sources of financing. We expect to finance future cash needs through product revenue, public or private equity or debt transactions, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.
In addition, if we receive regulatory approval of vadadustat in the U.S., we expect to incur significant incremental costs to our current operating plan to commercialize vadadustat, including costs of marketing, manufacturing and distribution. The potential timely regulatory approval of vadadustat and the receipt of associated regulatory milestones is an important source of funding of our cash runway. However, we will require additional funding to fund our operating plan beyond the next twelve months.
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
In November 2019, we entered into a loan agreement, or the Loan Agreement, with funds managed by Pharmakon Advisors LP, or Pharmakon, pursuant to which senior secured term loans in an aggregate principal amount of $100.0 million, or the Term Loans, were made available to us in two tranches. The first tranche of $80.0 million closed on November 25, 2019, and the second tranche of $20.0 million closed on December 10, 2020. See Note 11 to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements (unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our obligations under the Loan Agreement. Our Loan Agreement with Pharmakon contains affirmative and negative covenants applicable to us and our subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold starting in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia, which started in the fourth quarter of 2020. Failure to maintain compliance with these or other covenants could result in an event of default under the Loan Agreement.
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
The Loan Agreement permits voluntary prepayment at any time in whole or in part, subject to prepayment premiums and make-whole premiums prior to certain dates. Upon a change of control, mandatory prepayment provisions require us to prepay the principal amount outstanding, the applicable prepayment premium and make-whole premium and accrued and unpaid interest. In addition, our obligations in connection with the Loan Agreement could have additional significant adverse consequences, including, among other things:
•restricting our activities, including limitations on transferring certain of our assets, engaging in certain transactions, incurring certain additional indebtedness, creating certain liens, paying dividends or making certain other distributions and investments;
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
Pursuant to the Royalty Agreement with HCR, we sold to HCR our right to receive the Royalty Interest Payments payable to us under our the MTPC Agreement, subject to the Annual Cap and the Aggregate Cap. After HCR receives Royalty Interest Payments equal to the Annual Cap in a given calendar year, we will receive 85% of the Royalty Interest Payments for the remainder of that year. After HCR receives Royalty Interest Payments equal to the Aggregate Cap, or we pay the Aggregate Cap to HCR (net of the Royalty Interest Payments already received by HCR), the Royalty Interest Payments will revert back to us, and HCR would have no further right to any Royalty Interest Payments. We received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement, and we are eligible to receive up to an additional $15.0 million under the Royalty Agreement if specified sales milestones are achieved for vadadustat in the territory covered by the MTPC Agreement, subject to the satisfaction of certain customary conditions.

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
We expect to finance our cash needs through product revenues, public or private equity or debt transactions, payments from our collaborators, royalty transactions, strategic transactions, or a combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, declare dividends, acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through royalty transactions, we may have to relinquish valuable rights to our portfolio and future revenue streams, and enter into agreements that would restrict our operations and strategic flexibility. If we raise additional funds through strategic transactions with third parties, we may have to do so at an earlier stage than otherwise would be desirable. In connection with any such strategic transactions, we may be required to relinquish valuable rights to our product and product candidate, future revenue streams or research programs or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may not be able to pursue planned development and commercialization activities and we may need to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We may engage in strategic transactions to acquire assets, businesses, or rights to products, product candidates or technologies or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt, or cause us to incur significant expense.
As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our portfolio, including through the acquisition of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to the Merger and our existing collaboration and license arrangements. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on favorable terms, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation and integration of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition.
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

On December 12, 2018, we completed the Merger. There can be no assurance that we will realize the full benefit of the anticipated synergies and cost savings relating to the Merger or that these benefits will be realized within the expected time frames or at all. Our ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to continue to integrate our business and Keryx’s business and realize anticipated growth opportunities and synergies. If we are unable to successfully integrate the businesses, or integrate them in a timely fashion, we have faced, and may continue to face, adverse effects, some of which may be material, including, but not limited to (i) diversion of the attention of management and key personnel and potential disruption of our ongoing business, (ii) the loss of employees, (iii) challenges of managing a larger company, including challenges of conforming standards, controls, procedures and accounting and other policies and compensation structures, (iv) difficulties in achieving anticipated cost savings, (v) declines in our results of operations, financial condition or cash flows, and (vi) potential liabilities, adverse consequences, increased expenses or other problems associated with our company following completion of the Merger. Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and further diversion of management time and energy, which could materially impact our business, financial statements and prospects and cause a decline in the market price of our common stock.
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
There is an ongoing appeal of a putative class action lawsuit filed in federal court, and an ongoing putative class action lawsuit in state court, each filed by purported Keryx shareholders challenging the disclosures made in connection with the Merger. See Part II, Item 1. Legal Proceedings for further information relating to the lawsuits. Additional lawsuits arising out of the Merger may be filed in the future. We have, and may continue to be required to, expend significant resources in the defense of these lawsuits, including but not limited to, costs associated with the indemnification of Keryx and Akebia directors and officers, and the lawsuits, regardless of outcome, could have a negative effect on our reputation, stock price and results of operations. In addition, monetary damages or other adverse judgment would have a material adverse effect on our business and financial position.
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

As of September 30, 2021, we had approximately $172.2 million of goodwill and a definite lived intangible asset from the Merger. In accordance with generally accepted accounting principles, or GAAP, we are required annually, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill and our definite lived intangible assets when indicators of impairment are present. Events giving rise to impairment of goodwill or intangible assets are an inherent risk in the pharmaceutical industry and often cannot be predicted. Conditions that could indicate impairment and necessitate such a review include, but are not limited to, Auryxia’s commercial performance, our inability to execute on our strategic initiatives, the deterioration of our market capitalization such that it is significantly below our net book value, a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action or assessment by a regulator. To the extent we conclude that goodwill and/or definite lived intangible assets have become impaired, we may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on our future operating results and financial position. For example, in the second quarter of 2020, in connection with a routine business review, we reduced our short-term and long-term Auryxia revenue forecast. This reduction was primarily driven by the impact of the September 2018 Centers for Medicare & Medicaid Services, or CMS, decision that Auryxia would no longer by covered by Medicare for the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or the IDA Indication. While this decision does not impact CMS coverage for the use of Auryxia for the control of serum phosphorus levels in adult patients with CKD on dialysis, or the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use of Auryxia for the Hyperphosphatemia Indication. As a result, we recorded an impairment charge of $115.5 million during the three months ended June 30, 2020, which was entirely allocated to our only intangible asset, the developed product rights for Auryxia, and made a corresponding adjustment to the estimated useful life of the developed product rights for Auryxia, which we again adjusted during the three months ended December 31, 2020. The estimates, judgments and assumptions used in our impairment testing, and the results of our testing, are discussed in Note 9 to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K. If these estimates, judgments and assumptions change in the future, including if the Auryxia asset group does not meet its current forecasted projections, additional impairment charges could be recorded in the future and additional corresponding adjustments may need to be made to the estimated useful life of the developed product rights for Auryxia, which could materially impact our financial position, certain of our material agreements, and our future operating results.

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
We believe our revenue growth was negatively impacted in the first three quarters of 2021 primarily as the kidney patient populations that we serve continue to experience both high hospitalization and mortality rates due to COVID-19. While we are unable to quantify the impact of the COVID-19 pandemic on future revenues and revenue growth, COVID-19 continues to adversely and disproportionately impact our patient population; therefore, we expect COVID-19 to continue to have a negative impact on our revenue growth for the foreseeable future.

The majority of our office-based employees began working from home on March 13, 2020 and continue to primarily work from home. In addition, several healthcare facilities have previously restricted access for non-patients, including the members of our sales force. For example, DaVita, Inc., or DaVita, and Fresenius Medical Care, or Fresenius, which account for a vast majority of the dialysis population in the United States, have restricted access to their clinics. As a result, we continue to engage with some healthcare providers and other customers virtually, where possible. The restrictions on our customer-facing employees' in-person interactions with healthcare providers could negatively impact our access to healthcare providers and, ultimately, our sales. Recently, such precautionary measures have been relaxed at certain healthcare facilities and, as a result, members of our sales force have resumed in person interactions with certain customers. Nevertheless, some restrictions remain, and more restrictions may be put in place again due to a resurgence in COVID-19 cases, including those involving new variants of COVID-19, which may be more contagious and more severe than prior strains of the virus. Given this uncertain environment and the disproportionate impact of the COVID-19 pandemic on CKD patients, we are actively monitoring the demand for Auryxia, including the potential for further declines or changes in prescription trends and customer orders, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Moreover, our future success and profitability substantially depends on the management skills of our executives and certain other key employees. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy and we may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability. For example, in October 2021, we announced a requirement that all of our employees be fully vaccinated by January 1, 2022, subject to limited medical and religions exemptions. At this time, it is not possible to predict with certainty the exact impact that our vaccine requirement will have on us or on our workforce, and the requirement may result in employee distraction, absences, resignations, attrition and difficulty securing future labor needs which could have an adverse effect on our business, results of operations and cash flows.

In addition, the direct and indirect impacts of the pandemic or the response efforts to the pandemic, including, among others, competition for labor and resources and increases in labor, sourcing, manufacturing and shipping costs, may cause disruptions to, closures of or other impacts on our CMOs and other vendors in our supply chain on which we rely for the supply of our products and product candidates. At this time, our third party contract manufacturers continue to operate at or near normal levels. However, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our contract manufacturers' ability to manufacture and deliver Auryxia and vadadustat (if approved in the U.S. and which is currently marketed under the trade name VafseoTM by MTPC in Japan), which may result in delays in or disruptions to manufacturing and supply of our products. These impacts could lead to delays, increased costs or disruptions in supply of our products and product candidates and have a negative effect on our inventory reserves, which could result in an increase in inventory write-offs due to expiry.

The pandemic has resulted in closures of and may continue to impact clinical trial sites on which we rely and will rely for the completion of certain clinical trials and COVID-19 pandemic precautions have caused moderate delays in enrolling new clinical trials and may cause delays in enrolling other new clinical trials. We are using remote monitoring and central monitoring, where possible. Further, the pandemic has impacted and is likely to continue to impact the business of the FDA, the EMA and other government authorities, which potentially could result in delays in meetings, reviews, inspections and approvals relating to our product and product candidates. Any decision by the FDA, EMA or other governmental authorities to delay meeting with us or our collaboration partners or scheduling inspections in light of COVID-19 could have a material adverse effect on clinical trials of our product candidates or on our efforts to obtain marketing approvals for our product candidate, which could increase our operating expenses and have a material adverse effect on our financial results, including the timing and amount of future regulatory milestones we could receive from our partners.

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

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. In particular, areas we are monitoring include possible COVID-related changes in our commercial revenue payor mix, overall product sales, and reserves and allowances, as well as negative trends that could potentially have a further significant impact on product demand and, ultimately, product revenue, or could cause goodwill, intangible assets, and other assets to be impaired. This uncertain pandemic environment has presented new risks to our business. While we are working to mitigate the impacts on our business, we are mindful that many of these risks and the impact to the larger healthcare market are outside of our control. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and the magnitude of which cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19, effectiveness of vaccines against virus variants, or treat its impact, among others.
Risks Related to Commercialization
Our ability to successfully commercialize any approved product, including our ability to achieve widespread market acceptance, is critical to the success of our business.
Our ability to generate significant product revenue will depend almost entirely on our ability to execute on our commercialization plans, the level of market adoption for, the availability of and continued use of any approved product by physicians, hospitals, dialysis clinics, wholesalers and patients, and the terms of arrangements with healthcare payors, including government payors, consumers, managed care organizations, pharmacy benefit managers, or PBMs, and pharmacies. If we are not successful in commercializing any approved product, including achieving and maintaining an adequate level of market adoption, our profitability and our future business prospects will be adversely impacted. Market acceptance of any approved product depends on a number of other factors, including:
•the availability of adequate coverage and reimbursement by and the availability of discounts, rebates and price concessions from third party payors, PBMs, and governmental authorities;
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
Market acceptance is critical to our ability to generate significant product revenue. Any product may achieve only limited market acceptance or none at all. If any of our approved products is not accepted by the market to the extent that we expect or market acceptance decreases, we may not be able to generate significant product revenue and our business would suffer.
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

The Hatch-Waxman Act allows applicants seeking to market a generic equivalent of a drug that relies, in whole or in part, on the FDA’s prior approval of a patented brand name drug, to provide notice to the holder of the New Drug Application, or NDA, for the brand name drug of its application, called a Paragraph IV certification notice, if the applicant is seeking to market its product prior to the expiration of the patents with claims directed to the brand name drug. After the introduction of a generic competitor, a significant percentage of the prescriptions written for a product may be filled with the generic version, resulting in a loss in sales of the branded product. We received Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA requesting approval for generic versions of Auryxia tablets (210 mg ferric iron per tablet). We have filed complaints for patent infringement relating to such ANDAs, and have entered into settlement and license agreements with such ANDA filers. See Part II, Item 1. Legal Proceedings for further information relating to the ANDAs, lawsuits and settlements. It is possible that we may receive Paragraph IV certification notice letters from additional ANDA filers, and may not ultimately be successful in an ANDA litigation. Generic competition for Auryxia or any of our future products could have a material adverse effect on our sales, results of operations and financial condition.
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

If we are unable to maintain sales and marketing capabilities or to enter into additional agreements with third parties, we may not be successful in commercializing Auryxia, vadadustat, if approved, and any other product candidate that may be approved.
In order to market any approved product, we intend to continue to invest in sales and marketing, which will require substantial effort and significant management and financial resources. We devote significant effort, in particular, to recruiting individuals with experience in the sales and marketing of pharmaceutical products. Competition for personnel with these skills is significant.
There are risks involved with maintaining our own sales and marketing capabilities, including the following:
•potential inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•potential inability of sales personnel to obtain access to physicians, including restrictions due to COVID-19;
•potential lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•costs and expenses associated with maintaining our own sales and marketing organization.
If we are unable to maintain our own sales and marketing capabilities and our arrangements with third parties with respect to sales and marketing, or we are unsuccessful in entering into additional arrangements with third parties to sell and market or are unable to do so on terms that are favorable to us, we will not be successful in commercializing Auryxia, vadadustat, if approved, and any other product candidate that may be approved.
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

As an oral drug, Auryxia is covered by Medicare only under Part D. However, in September 2018, CMS decided that Auryxia would no longer be covered by Medicare for the IDA Indication. While this decision does not impact CMS coverage of the Hyperphosphatemia Indication, it requires Part D plan sponsors to impose prior authorization or other steps to ensure that Auryxia is used only for the Hyperphosphatemia Indication. While we believe that the vast majority of the Medicare prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Medicare with prior authorization, the CMS Decision has had and will continue to have an adverse impact on the sales and future growth of Auryxia for the Hyperphosphatemia Indication and the IDA Indication. For example, in the second quarter of 2020, we reduced our short-term and long-term Auryxia revenue forecast, primarily driven by the compounding impact of the CMS Decision. As a result, we recorded an impairment charge of $115.5 million to the Auryxia intangible asset associated with the developed product rights for Auryxia during the three months ended June 30, 2020.

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
If we are unable to obtain or maintain contracts with key distribution partners, or adequate or favorable reimbursement for our products, our business could be materially harmed.
We have four distributors, Fresenius Medical Care Rx, McKesson Corporation, Cardinal Health, Inc. and Amerisource Bergen Drug Corporation, that, in the aggregate, accounted for a significant percentage of our gross accounts receivable as of September 30, 2021. If we are not able to maintain our contracts with these key distributors on favorable terms, on a timely basis or at all, or if there is any adverse change in one or more of these distributors’ business practices or financial condition, or such distributors’ end users’ prescribing practices or clinical protocols, it would adversely impact the market opportunity for Auryxia, our product revenues and operating results.
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
Although we currently believe it is likely that vadadustat, if approved, will be reimbursed using the TDAPA followed by reimbursement via the bundled reimbursement model, if vadadustat is neither reimbursed under the TDAPA nor the bundled reimbursement model, then the Vifor Agreement will not become effective, and patients would access vadadustat through contracts we negotiate with third party payors for reimbursement of vadadustat, which would be subject to the risks and uncertainties described above. Additionally, applying for and obtaining reimbursement under the TDAPA is expected to take several months following approval, which would affect adoption, uptake and product revenue for vadadustat during that time, and if there are updates to the TDAPA rule that decrease the basis for reimbursement or eligibility criteria during the transition period or if the TDAPA is eliminated, then our profitability may be adversely affected. For example, the Medicare Payment Advisory Commission, or MedPAC, an independent legislative branch advisory body to Congress on issues related to the Medicare program, has recommended that TDAPA not be provided to newly approved drug products considered to fall within “functional categories” for which costs are already accounted for in the bundled reimbursement model, such as for anemia management drugs.
In addition, we may be unable to sell Auryxia or vadadustat, if approved, to dialysis providers on a profitable basis if CMS significantly reduces the level of reimbursement for dialysis services and providers choose to use alternative therapies or look to negotiate their contracts with us. Our profitability may also be affected if our costs of production increase faster than increases in reimbursement levels. Adequate coverage and reimbursement of our products by government and private insurance plans are central to patient and provider acceptance of any products for which we receive marketing approval.
The successful commercialization of any approved product will depend in part on the extent to which third party payors, PBMs and governmental authorities establish adequate reimbursement levels and pricing policies.
Third party payors are increasingly attempting to contain healthcare costs by limiting both coverage and reimbursement levels for new drugs. As a result, significant uncertainty exists as to whether and how much reimbursement third party payors will provide for newly approved drugs which, in turn, will put downward pressure on the pricing of drugs. Cost control initiatives may decrease coverage and payment levels for any drug and, in turn, the price that we will be able to charge and/or the volume of our sales. Certain third party payors require prior authorization for, or even refuse to provide, reimbursement for Auryxia, and others may do so in the future with respect to Auryxia, vadadustat and any of our other products or product candidates, if approved. In addition, certain third party payors require some form of prior authorization for the administration of ESAs for the treatment of anemia due to CKD within the non-dialysis patient population, and a similar prior authorization may be applicable to the HIF-PHI class for the treatment of anemia due to CKD within the non-dialysis patient population if vadadustat is approved for non-dialysis patients. Our business would be materially adversely affected if we are not able to receive approval for reimbursement from third party payors on a broad, timely or satisfactory basis; if reimbursement is subject to overly broad or restrictive prior authorization requirements; or if reimbursement is not maintained at satisfactory levels. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors.

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

Recently, there has been considerable public and government scrutiny in the United States of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been several recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices or price increases. Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our products or product candidates, if approved, and could diminish our ability to establish what we believe is a fair price for our products, ultimately diminishing our revenue for our products if they are approved.
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

In the United States, FibroGen Inc., or FibroGen, filed an NDA for its product candidate, roxadustat, with the FDA, but the FDA issued a complete response letter indicating the FDA will not approve the NDA in its present form and requested that an additional clinical trial of roxadustat be conducted prior to resubmission of the NDA or additional response to the FDA's complete response letter. In Europe however, roxadustat is approved for the treatment of anemia in patients with CKD.

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
Our Japanese sublicensee, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona, the trade name for ferric citrate hydrate in Japan, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of adult patients with iron deficiency anemia, or IDA, in Japan. We also granted Otsuka Pharmaceutical Co. Ltd., or Otsuka, exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. In Japan and certain other countries in Asia, we granted Mitsubishi Tanabe Pharma Corporation, or MTPC, exclusive rights to commercialize vadadustat, which has been approved and is being marketed by MTPC in Japan under the trade name VafseoTM. In addition, we have conducted and in the future plan to conduct clinical trials outside of the United States for Auryxia, vadadustat and any other product or product candidate that may be in-licensed or acquired. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing Auryxia and vadadustat outside the United States, including:
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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay, prevent or make more challenging our ability to receive or maintain marketing approval or commercialize our product candidates. Our clinical trials may take longer to complete than currently anticipated, or may be delayed, suspended, required to be repeated, prematurely terminated or may not successfully demonstrate safety and/or efficacy needed for regulatory approval for a variety of other reasons, such as:
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
•failure to initiate, delay of or failure to complete a clinical trial as a result of an Investigational New Drug application, or IND, being placed on clinical hold by the FDA, the EMA, the Japanese Pharmaceuticals and Medical Devices Agency, or PMDA, or other regulatory authorities, or for other reasons, such as failure to recruit or enroll suitable patients or patients' failure to return for post-treatment follow up;
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
Identifying and qualifying patients to participate in clinical studies is critical to our success. The timing of our clinical studies depends, in part, on the speed at which we can recruit patients to participate in our clinical trials. Patients may be unwilling to participate in our clinical studies because of concerns about adverse events observed with the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations. In addition, in the case of clinical studies of any product candidate, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug. Furthermore, COVID-19 resulted in closures of, and may continue to impact, clinical trial sites on which we rely for the conduct of certain clinical trials and COVID-19 pandemic precautions have caused moderate delays in enrolling new clinical trials and may cause delays in enrolling other new clinical trials. We are using remote monitoring and central monitoring, where possible. Finally, competition for clinical study sites may limit our access to patients appropriate for our clinical trials. As a result, the timeline for recruiting patients and conducting studies may be delayed. These delays could result in increased costs, delays in advancing our development of any product or product candidate, or termination of the clinical studies altogether.
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
•clinical trial sites and investigators failing to perform effectively; and
•patient referral practices of physicians.
We may not be able to initiate or complete clinical studies in a timely manner, or at all, if we cannot enroll a sufficient number of eligible patients to participate in the clinical studies required by regulatory agencies. If we have difficulty enrolling a sufficient number of patients to conduct our clinical studies as planned, we may need to delay, limit or terminate ongoing or planned clinical studies, any of which may delay approval, or result in failure to obtain approval, of our product candidates, which would have a material adverse effect on our business.

Conducting clinical trials outside of the United States makes us subject to additional risks and complexities and we may not complete such trials successfully, in a timely manner, or at all, which could affect our ability to obtain regulatory approvals.
Our ability to successfully initiate, enroll and complete a clinical study in any country outside of the United States is subject to numerous additional risks unique to conducting business in jurisdictions outside the United States, including:
•difficulty in establishing or managing relationships with qualified CROs, physicians and clinical trial sites;
•difficulty in complying with different local standards for the conduct of clinical studies;
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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies may not be predictive of similar results in humans during clinical trials, successful results from early or small clinical trials may not be replicated in later and larger clinical trials, and successful interim results from ongoing clinical studies may not be indicative of results obtained when those studies are completed. For example, while we announced positive top-line results from INNO2VATE and vadadustat achieved the primary and key secondary efficacy endpoint in each of the two PRO2TECT studies, the PRO2TECT program did not meet the primary

MACE safety endpoint. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical studies after achieving positive results in early stage development, and we may face similar setbacks. If the results of our ongoing or future clinical studies for a product candidate are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are safety concerns or adverse events, we may be prevented from or delayed in obtaining marketing approvals of a product candidate. For example, the PRO2TECT program did not meet the primary MACE safety endpoint, and we are remaining cautious in our outlook for potential approval of vadadustat for the treatment of anemia due to CKD in adult non-dialysis dependent patients. If the results from any of our studies are not positive, our business could be materially adversely affected.
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
•a product candidate may be shown to have harmful side effects, a lack of efficacy or otherwise not meet applicable regulatory criteria;
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
Because our internal research capabilities are limited, we may be dependent upon other pharmaceutical and biotechnology companies, academic scientists, and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select, and acquire promising product candidates and products. The process of identifying, selecting, negotiating and implementing a license or acquisition of a product candidate or an approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of a product candidate or an approved product. We have limited resources to identify and execute the acquisition or in-licensing of third party products, businesses, and technologies and integrate them into our current infrastructure.
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
If we or others identify previously unknown undesirable effects, if known undesirable effects are more frequent or severe than in the past, if we or others detect and confirm unexpected safety signals for Auryxia, vadadustat, or any other product or product candidate perceived to be similar to Auryxia or vadadustat, or if any of the foregoing are perceived to have occurred, either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:
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

Any of the above occurrences could delay or prevent us from achieving or maintaining marketing approval, harm or prevent sales of Auryxia or, if approved, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired, increase our expenses and impair or prevent our ability to successfully commercialize Auryxia, vadadustat or any other products or product candidates.

In addition, any post-marketing clinical trials conducted, if successful, may expand the patient populations treated with Auryxia, vadadustat or any other product we acquire or for which we receive marketing approval, within or outside of their current indications or patient populations, which could result in the identification of previously unknown undesirable effects, increased frequency or severity of known undesirable effects, or result in the identification of unexpected safety signals. In addition, as Auryxia, vadadustat, if approved, and any other products are commercialized, they will be used in significantly larger patient populations, in less rigorously controlled environments and, in some cases, by less experienced and less expert treating practitioners, than in clinical studies, which could result in increased or more serious adverse effects being reported. As a result, regulatory authorities, healthcare practitioners, third party payors or patients may perceive or conclude that the use of Auryxia or any other products are associated with serious adverse effects, undermining our commercialization efforts.
Risks Related to Regulatory Approval
We may not be able to obtain marketing approval for, or successfully commercialize, vadadustat, or we may experience significant delays in doing so, any of which would materially harm our business.
Clinical trials, manufacturing and marketing of any product or product candidate are subject to extensive and rigorous review and regulation by numerous governmental authorities in the United States and other jurisdictions. Before obtaining marketing approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and marketing approval may never be achieved. Of the large number of drugs in development in the United States and in other jurisdictions, only a small percentage successfully complete the FDA’s and other jurisdictions’ marketing approval processes and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and commercialization efforts, we may be unable to continue commercialization of Auryxia or successfully develop, obtain regulatory approval for, or commercialize vadadustat or any other product or product candidate, including those that may be in-licensed or acquired.

We and Otsuka, our collaboration partner, are not permitted to market vadadustat in the United States until we receive approval from the FDA, in the EU until we receive approval from the EMA, or in any other jurisdiction until the requisite approval from regulatory authorities in such jurisdiction is received. As a condition to receiving marketing approval for vadadustat, we may be required to conduct additional preclinical or clinical studies required by the FDA, the EMA or other regulatory authorities. We submitted an NDA to the FDA for vadadustat for the treatment of anemia due to CKD in adult dialysis-dependent and non-dialysis dependent patients in March 2021. Our NDA submission was accepted for filing by the FDA in May 2021. The FDA assigned the application standard review and a Prescription Drug User Fee Act (PDUFA) target action date of March 29, 2022. At the time of filing, the FDA also indicated that they were not currently planning to hold an Advisory Committee meeting to discuss the application for vadadustat. Vadadustat may not receive marketing approval. While we remain cautious in our outlook for potential approval of vadadustat for the treatment of anemia due to CKD in adult non-dialysis dependent patients as vadadustat did not meet the primary safety endpoint of the PRO2TECT program, we look forward to working with the FDA in their review of all of the data.

Further, vadadustat may not receive marketing approval in the United States or the EU even if it is approved in other countries. For example, although vadadustat is approved in Japan for the treatment of adult patients with anemia due to CKD, such approval does not guarantee approval in the United States by the FDA or in the EU by the EMA.

Obtaining marketing approval in the United States and other jurisdictions depends upon numerous factors, many of which are subject to the substantial discretion of the regulatory authorities, including that regulatory agencies may not complete their review processes in a timely manner and, following completion of the review process, may not grant marketing approval or such marketing approval may be limited. Furthermore, approval of a drug does not ensure successful commercialization. For example, on September 23, 2015, the European Commission, or EC, approved Fexeric for the control of hyperphosphatemia in adult patients with CKD. Pursuant to the sunset clause under EU law, the EC’s approval of Fexeric in the EU was contingent on, among other things, our commencing marketing of Fexeric within three years; although we successfully negotiated an extension to December 23, 2019, we did not commence marketing Fexeric by such date and therefore the Fexeric approval in the EU has ceased to be valid.

In addition, the safety concerns associated with the current standard of care for the indications for which we are seeking marketing approval for vadadustat and any other product candidate, including those that may be in-licensed or acquired, may affect the FDA’s, the EMA’s or other regulatory authorities’ review of the safety results of our compounds in development. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that vadadustat and any other product candidate, including those that may be in-licensed or acquired, will never obtain marketing approval in certain jurisdictions. The FDA may delay, limit or deny approval of vadadustat or any other product candidate, including those that may be in-licensed or acquired, for many reasons including, among others:

•we may not be able to demonstrate that vadadustat is safe and effective in treating adult patients with anemia due to CKD or that any other product candidate is safe and effective for its proposed indications to the satisfaction of the FDA;
•the results of our clinical trials may only be modestly positive, or there may be concerns with the profile due to efficacy or safety;
•the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for review and/or marketing approval;
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
•although at the time of filing the NDA for vadadustat, the FDA indicated that they were not currently planning to hold an Advisory Committee meeting to discuss the NDA, the FDA may ask an Advisory Committee to review portions of the NDA, the FDA may have difficulty scheduling an Advisory Committee meeting in a timely manner or, if convened, an FDA Advisory Committee could recommend non-approval, conditions of approval or restrictions on approval, and the FDA may ultimately agree with the recommendations;

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
Marketing approvals may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements or commitments for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or registries or observational studies. For example, in connection with the FDA approvals of Auryxia, we initially committed to the FDA to conduct certain post-approval pediatric studies of Auryxia under the Pediatric Research Equity Act of 2003, or PREA. With regard to the Hyperphosphatemia Indication, we committed to completing the post-approval pediatric study and submitting a final report to the FDA by December 31, 2019. With regard to our IDA Indication, we initially committed to completing the post-approval pediatric study and submitting a final report to the FDA by January 2023. We cannot guarantee that we will be able to complete these studies and submit the final reports in a timely manner. For example, with regard to the Hyperphosphatemia Indication, we did not complete and submit the post-marketing requirement pediatric clinical study report by December 31, 2019, and we received a notification of noncompliance with PREA. Our request to extend this deadline was denied, and the study is considered delayed. With regard to the IDA Indication, we did not meet a milestone relating to the post-approval pediatric study of Auryxia in a timely manner and received a notification from the FDA. Subsequently, the FDA agreed to extend the pediatric clinical study timelines for the IDA Indication. We subsequently communicated to the FDA that we would be delaying the start of the clinical trial to produce smaller size tablets. In response, the FDA issued a clinical hold until we manufacture the smaller tablets and provide the FDA with relevant information regarding the smaller sized product for review. If we are unable to complete these studies successfully, we will need to inform the FDA, have further discussions, and if the FDA finds that we failed to comply with pediatric study requirements, it could initiate proceedings to seize or enjoin the sale of Auryxia, which would have a material adverse impact on our ability to commercialize Auryxia and our ability to generate revenues from Auryxia.
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
Non-compliance with the FDA, the EMA, the PMDA and other regulatory authorities’ requirements regarding safety monitoring or pharmacovigilance can also result in significant financial penalties.
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
If the third parties on whom we rely to conduct our trials fail to adhere to clinical trial protocols or to regulatory requirements, the quantity or accuracy of the data obtained by the third parties may be compromised.

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
There are a limited number of manufacturers that are capable of manufacturing Auryxia and vadadustat for us and complying with cGMP regulations and guidance and other stringent regulatory requirements and guidance enforced by the FDA, EMA, PMDA and other regulatory authorities. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation, which occur in addition to our own quality assurance releases. The facilities and processes used by our third party manufacturers to manufacture Auryxia may be inspected by the FDA and other regulatory authorities at any time, and the facilities and processes used by our third party manufacturers to manufacture vadadustat will be inspected by the FDA, the EMA and other regulatory authorities prior to or after we submit our marketing applications. Although we have general visibility into the manufacturing processes of our third party manufacturers, we do not ultimately control such manufacturing processes of, and have little control over, our third party manufacturers, including, without limitation, their compliance with cGMP requirements and guidance for the manufacture of certain starting materials, drug substance and finished drug product. Similarly, although we review final production, we have little control over the ability of our third party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Our third party manufacturers may experience problems with their manufacturing and distribution operations and processes, including, for example, quality issues, such as product specification and stability failures, procedural deviations, improper equipment installation or operation, utility failures, contamination, natural disasters and public health epidemics. We may also encounter difficulties relating to our own quality processes and procedures, including regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. If our third party manufacturers cannot successfully manufacture material that conforms to our specifications and regulatory requirements and guidance, or if we or our third party manufacturers experience manufacturing, operations and/or quality issues, including an inability or unwillingness to continue manufacturing our products at all, in accordance with agreed-upon processes or on currently validated manufacturing lines, we may not be able to supply patient demand or maintain marketing approval for Auryxia or secure and maintain marketing approval for vadadustat.
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
On August 23, 2018, Keryx submitted a Citizen Petition requesting, inter alia, that the FDA recognize that Auryxia is eligible for five years of new chemical entity, or NCE, exclusivity based on its novel active ingredient and for three years exclusivity for the IDA Indication. On January 19, 2019, the FDA responded that Auryxia is eligible for a three-year exclusivity period for the IDA Indication, which expired on November 6, 2020. The FDA, however, denied the NCE exclusivity based on its determination that Auryxia contains a previously-approved active moiety (ferric cation). FDA’s decision on the Citizen Petition is subject to further review both within the FDA and in the courts. On February 21, 2019, we filed a Petition for Reconsideration of the FDA’s decision on the NCE determination for Auryxia.
The FDA’s determination as to whether to grant NCE exclusivity to Auryxia may also affect the timing of the 30-month stay barring the FDA from granting final approval to generic versions of Auryxia. When an ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant. We have received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA, from generic drug manufacturers requesting approval for generic versions of Auryxia tablets (210 mg ferric iron per tablet), have filed complaints for patent infringement relating to such ANDAs, and have entered into settlement and license agreements with such ANDA filers. See Part II, Item 1. Legal Proceedings for further information relating to the ANDAs, lawsuits and settlements.
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
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. The pharmaceutical and biotechnology industries are characterized by extensive litigation over patent and other intellectual property rights. We have in the past and may in the future become a party to, or be threatened with, future adversarial litigation or other proceedings regarding intellectual property rights with respect to our product and product candidates. As the pharmaceutical and biotechnology industries expand and more patents are issued, the risk increases that our drug candidates may give rise to claims of infringement of the patent rights of others.
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
There may be other patents of FibroGen or patents of other third parties of which we are currently unaware with claims to compounds, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Also, because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe.
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
We are involved in an action against our competitors in the federal district court to obtain a declaratory judgment of non-infringement and invalidity of certain patents of the competitors. In addition, we are currently involved in opposition and invalidation proceedings in the European Patent Office, the Japan Patent Office, and the Patents Court of the UK. These proceedings may be ongoing for a number of years and may involve substantial expense and diversion of employee resources from our business. In addition, we may become involved in additional opposition proceedings or other legal or administrative proceedings in the future. For more information, see the other risk factors under “Risks Related to our Intellectual Property” and Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.
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
We are currently closing out global clinical trials for vadadustat and plan to initiate pediatric trials in countries where corruption is prevalent, and violations of any of these laws by our personnel or by any of our vendors or agents, such as our CROs or CMOs, could have a material adverse impact on our clinical trials and our business and could result in criminal or civil fines and sanctions. We are subject to complex laws that govern our international business practices. These laws include the FCPA, which prohibits United States companies and their intermediaries, such as CROs or CMOs, from making improper payments to foreign government officials for the purposes of obtaining or keeping business or to obtain any kind of advantage for the company. The FCPA also requires companies to keep accurate books and records and maintain adequate accounting controls. A number of past and recent FCPA investigations by the Department of Justice and the U.S. Securities and Exchange Commission, or the SEC, have focused on the life sciences sector.
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

In addition, we have experienced and may continue to experience significant growth in our employee base. This growth to date has imposed, and future growth or attrition will continue to impose, significant added responsibilities on members of management, including the need to recruit, hire, retain, motivate and integrate additional employees, including employees who joined us in connection with the Merger or since the COVID-19 pandemic. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth-related activities.
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
Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated biopharmaceutical companies have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Global Market has ranged from a low of $2.09 on October 30, 2020 to a high of $31.00 on June 20, 2014. The daily closing market price for our common stock has varied between a high price of $5.06 on February 8, 2021 and a low price of $2.22 on October 30, 2020 in the twelve-month period ending on September 30, 2021. During this time, the price of our common stock has ranged from an intra-day low of $2.09 per share to an intra-day high of $5.14 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, developments related to and results of our clinical studies, developments related to our regulatory submissions, developments related to our ability to commercialize Auryxia and vadadustat, if approved, and any other product candidates, announcements by us or our competitors of significant mergers, acquisitions, licenses, strategic collaborations, joint ventures, collaborations or capital commitments, negative publicity around Auryxia or vadadustat, the results of competitive clinical trials, products or technologies, regulatory or legal developments in the United States and other countries, developments or disputes concerning patent applications, issued patents or other proprietary rights, the recruitment or departure of key personnel, the level of expenses related to Auryxia and vadadustat or any other product or product candidate, actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts, variations in our financial results or those of companies that are perceived to be similar to us, changes in the structure of healthcare payment systems, market conditions in the biopharmaceutical sector, general economic, industry and market conditions and others beyond our control. As a result of this volatility, our shareholders may not be able to sell their common stock at or above the price at which they purchased it.
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

As of September 30, 2021 and based on the amounts reported in the most recent filings made under Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, State Street Corporation, or State Street, beneficially owned approximately 8.0% of our outstanding shares of common stock and BlackRock, Inc., or BlackRock, beneficially owned approximately 6.5% of our outstanding shares of common stock. In addition, as of September 30, 2021, our former director, Muneer Satter, beneficially owned approximately 1.8% of our outstanding common stock. In addition, pursuant to our Fourth Amended and Restated Investors’ Rights Agreement, as amended, with Mr. Satter, he has the right, subject to certain conditions and with certain exceptions, to require us to file registration statements covering the shares common stock he owns or to include his shares in registration statements that we may file or in public offerings of our shares of common stock. Following their registration and sale under the applicable registration statement, those shares would become freely tradable. By selling a large number of shares of common stock, BlackRock, State Street, or Mr. Satter could cause the price of our common stock to decline.
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
As of September 30, 2021, we believe that our directors and executive officers, together with their affiliates, owned, in the aggregate, approximately 1.6% of our outstanding common stock. In addition, we have certain significant stockholders, including State Street, which beneficially owned approximately 8.0% of our outstanding shares of common stock, and BlackRock, which beneficially owned approximately 6.5% of our outstanding shares of common stock based on the amounts reported in the most recent filings made by such significant stockholders under Section 13(d) and 13(g) of the Exchange Act. If they were to choose to act together, they would have significant influence on all matters submitted to our stockholders for approval, as well as our management and affairs, such as:
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
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to maintain or implement required new or improved controls, or difficulties encountered in implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the SOX Act, or Section 404, or any testing by our independent registered public accounting firm, which became required for us as of December 31, 2019, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. For example, as of December 31, 2019, management and our independent registered public accounting firm concluded that our internal control over financial reporting relating to our inventory process was not effective because of a material weakness due to our failure to design and maintain effective controls over the completeness, accuracy and presentation and disclosure of inventory. Despite remediation efforts we undertook during fiscal 2020 and continue to make, our management and independent registered public accounting firm concluded that, as of December 31, 2020, our internal control over financial reporting relating to our inventory process was not effective because of a material weakness due to our failure to design and maintain effective controls over the completeness, accuracy and presentation and disclosure of inventory. For more information about this material weakness, see Part I, Item 4. Controls and Procedures of this Quarterly Report on Form 10-Q and Part II, Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2020. Additionally, as revised and enhanced controls need to be in operation for a sufficient period of time and be tested to ensure that the controls are operating as designed, management has concluded that the material weakness cannot be considered remediated as of September 30, 2021. Although we have initiated remediation measures to address the material weakness, we cannot provide assurance that we will be able to correct this material weakness in a timely manner or that our remediation efforts will be adequate to allow us to conclude that our internal controls will be effective in the future. Even if this material weakness is remediated in the future, our internal control over financial reporting could in the future have additional material weaknesses, deficiencies or conditions that could require correction or remediation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the quarter ended September 30, 2021, we did not have any sales of unregistered securities.

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on March 28, 2014).

10.1*†	Form of Officer Performance-Based Stock Option Award, under the Company's 2014 Incentive Plan, as amended.

10.2*†	Form of Officer Performance-Based Restricted Stock Unit Award, under the Company's 2014 Incentive Plan, as amended.

10.3*†#	Form of Officer Cash Bonus Letter Agreement.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed, or submitted electronically, herewith
# Indicates portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K
† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: November 4, 2021	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ David A. Spellman
David A. Spellman
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 4, 2021	By:	/s/ Violetta Cotreau
Violetta Cotreau
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)