Form 10-K
period 2021-12-31
Akebia Therapeutics, Inc.
filed 2022-03-01
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _to_

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock on The Nasdaq Global Market on June 30, 2021, was $632,302,577.
The number of shares of registrant’s Common Stock outstanding as of February 23, 2022 was 181,231,071.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2022 Annual Meeting of Stockholders within 120 days after the end of the registrant’s fiscal year ended December 31, 2021. Portions of the proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the potential for vadadustat to become the new oral standard of care for treatment of adult patients with anemia due to chronic kidney disease;
•that delivering value broadly to the kidney community, as well as others who may benefit from our medicines, will result in delivering value for shareholders;
•the timing of or likelihood of regulatory filings and approvals, including with respect to labeling or other restrictions, the potential approval of vadadustat and our outlook related thereto, and potential indications for vadadustat;
•the timing, investment and associated activities involved in continued commercialization of Auryxia® (ferric citrate), its growth opportunities and our ability to execute thereon;
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
•the timing of initiation of our clinical trials and plans to conduct preclinical studies and clinical trials in the future;

•the timing and amounts of payments from or to our collaborators and licensees, and the anticipated arrangements and benefits under our collaboration and license agreements, including with respect to milestones and royalties;
•our intellectual property position, including obtaining and maintaining patents, and the timing, outcome and impact of administrative, regulatory, legal and other proceedings relating to our patents and other proprietary and intellectual property rights, patent infringement suits that we have filed or may file, or other actions that we may take against companies, and the timing and resolution thereof;
•expected ongoing reliance on third parties, including with respect to the development, manufacturing, supply and commercialization of Auryxia and vadadustat, if approved;
•accounting standards and estimates, their impact, and their expected timing of completion;
•estimated periods of performance of key contracts;
•our facilities, lease commitments, and future availability of facilities;
•cybersecurity;
•insurance coverage;
•remediation of our material weakness;
•management of personnel, including our management team, and our employees, including employee compensation, employee relations, and our ability to attract, train and retain high quality employees;
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

RISK FACTORS SUMMARY

Investing in our common stock involves numerous risks, including the risks summarized below and described in further detail in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects. These risks include, but are not limited to, the risks noted below.
•Our business is substantially dependent on the commercial success of Auryxia® (ferric citrate) and the regulatory approval and commercial success of vadadustat. If we do not obtain regulatory approval for vadadustat in the United States on a timely basis, or at all, or if we are unable to successfully commercialize current and future indications of Auryxia or vadadustat on a timely basis, or at all, our business, financial condition and future profitability will be materially harmed.
•We have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses and cannot guarantee when, if ever, we will become profitable or attain positive cash flows.
•We will require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed, or on acceptable terms, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
•Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K.
•Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product and product candidates on unfavorable terms to us.
•We may not be successful in our efforts to identify, acquire, in-license, discover, develop and commercialize additional products or product candidates or our decisions to prioritize the development of certain product candidates over others may not be successful, which could impair our ability to grow.
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
•Our obligations in connection with the loan agreement with Pharmakon and requirements and restrictions in the loan agreement could adversely affect our financial condition and restrict our operations.
•Our Royalty Interest Acquisition Agreement with HealthCare Royalty Partners IV, L.P. contains various covenants and other provisions, which, if violated, could materially adversely affect our financial condition.
•If we are unable to maintain or expand sales and marketing capabilities or enter into additional agreements with third parties, we may not be successful in commercializing Auryxia, vadadustat, if approved, or any other product candidates that may be approved.
•Our, or our partners', failure to obtain or maintain adequate coverage, pricing and reimbursement for Auryxia, vadadustat, if approved, or any other future approved products could have a material adverse effect on our or our collaboration partners’ ability to sell such approved products profitably and otherwise have a material adverse impact on our business.
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
•Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and we will incur additional costs in connection with, and may experience delays in completing, or ultimately be unable to complete, the development and commercialization of vadadustat and any other product candidates.
•We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired.
•Conducting clinical trials outside of the United States makes us subject to additional risks and complexities and we may not complete such trials successfully, in a timely manner, or at all, which could affect our ability to obtain regulatory approvals.
•Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired, may cause undesirable side effects or have other properties that may delay or prevent marketing approval or limit their commercial potential.
•We may not be able to obtain marketing approval for, or successfully commercialize, vadadustat or any other product candidate, or we may experience significant delays in doing so, any of which would materially harm our business.
•Products approved for marketing are subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties, including withdrawal of marketing approval, if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, or product candidates, when and if any of them is approved.

•We are subject to a complex regulatory scheme that requires significant resources to ensure compliance and our failure to comply with applicable laws could subject us to government scrutiny or enforcement, potentially resulting in costly investigations, fines, penalties or sanctions, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
•We will incur significant liability if it is determined that we are promoting any “off-label” use of Auryxia or any other product we may develop, in-license or acquire or if it is determined that any of our activities violates the federal Anti-Kickback Statute.
•Legislative and regulatory healthcare reform may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain for any products that are approved in the United States or foreign jurisdictions.
•We depend on collaborations with third parties for the development and commercialization of Auryxia, Riona, Vafseo and vadadustat and if these collaborations are not successful or if our collaborators terminate their agreements with us, we may not be able to capitalize on the market potential of Auryxia, Riona, Vafseo and vadadustat, and our business could be materially harmed.
•We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, or at all, we may have to alter our development and commercialization plans.
•We rely on third parties to conduct all aspects of our product manufacturing and the loss of these manufacturers, their failure to supply us on a timely basis, or at all, or their failure to successfully carry out their contractual duties or comply with regulatory requirements, current good manufacturing practices requirements, or guidance could cause delays in or disruptions to our supply chain and substantially harm our business.
•We rely on third parties to conduct our clinical trials and certain of our preclinical studies. If they do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain or maintain marketing approval for Auryxia, vadadustat or any of our product candidates, and our business could be substantially harmed.
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
•The intellectual property that we own or have licensed and related non-patent exclusivity relating to our current and future product candidates is, and may be, limited which could adversely affect our ability to compete in the market and adversely affect the value of Auryxia.
•The market entry of one or more generic competitors or any third party’s attempt to challenge our intellectual property rights will likely limit Auryxia sales and have an adverse impact on our business and results of operation.
•Litigation, including third party claims of intellectual property infringement, may be costly and time consuming and may delay or harm our drug discovery, development and commercialization efforts.
•We are currently involved in a declaratory judgment of non-infringement and invalidity lawsuit, opposition and invalidation proceedings, and may in the future be involved in additional lawsuits or administrative proceedings to challenge the patents of our competitors or to protect or enforce our patents, which could be expensive, time consuming, and unsuccessful.
•If we fail to attract, retain and motivate senior management and qualified personnel, we may be unable to successfully develop, obtain and/or maintain marketing approval of and commercialize vadadustat or commercialize Auryxia.
•We may encounter difficulties in managing our growth, including with respect to our employee base, and expanding our operations successfully.
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
•Our stock price has been and may continue to be volatile, which could result in substantial losses for holders or future purchasers of our common stock and lawsuits against us and our officers and directors.

PART I

Item 1. Business
Overview
We are a biopharmaceutical company with the purpose of bettering the life of each person impacted by kidney disease. Since our initial public offering in 2014, we have built a business focused on developing and commercializing innovative therapeutics that we believe serves as a foundation for future growth. We have established ourselves as a leader in the kidney community, and we remain committed to helping patients and others where we believe our current and potential future products have the ability to deliver value. We believe that delivering value broadly to the kidney community, as well as others who may benefit from our medicines, will result in delivering value for shareholders. Our current portfolio includes a late-stage product candidate and a commercial product:

•Vadadustat is an investigational oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor designed to mimic the physiologic effect of altitude on oxygen availability. At higher altitudes, the body responds to lower oxygen availability with stabilization of hypoxia-inducible factor, or HIF, which stimulates erythropoietin, or EPO, production and leads to red blood cell, or RBC, production and improved oxygen delivery to tissues. The significance of the HIF pathway was recognized by the 2019 Nobel Prize and the 2016 Albert Lasker Basic Medical Research Award, which honored the three physician-scientists who discovered the HIF pathway and elucidated this primary oxygen sensing mechanism that is essential for survival. We believe that, based on the HIF-PH inhibitor mechanism of action and the results of our Phase 3 clinical trials, vadadustat has the potential to become the new oral standard of care for the treatment of anemia due to chronic kidney disease, or CKD.
We completed the global Phase 3 clinical development program for vadadustat in September 2020 to support regulatory filings in the United States, Europe and other countries, which included two separate programs, INNO2VATE and PRO2TECT. INNO2VATE evaluated vadadustat for the treatment of anemia due to CKD in adult patients on dialysis, or DD-CKD, and PRO2TECT evaluated vadadustat for the treatment of anemia due to CKD in adult patients not on dialysis, or NDD-CKD.
In May of 2020, we announced positive top-line results from our Phase 3 INNO2VATE program that showed vadadustat was non-inferior to darbepoetin alfa, an injectable erythropoiesis-stimulating agent, or ESA, with respect to hematological efficacy (change in hemoglobin concentration) and cardiovascular safety (assessed in a time to the first occurrence of a major adverse cardiovascular event, or MACE, analysis, which is the composite of all-cause mortality, nonfatal myocardial infarction, or a nonfatal stroke) in treating anemia due to CKD in DD-CKD adult patients. In addition to meeting the primary endpoints of the INNO2VATE program, vadadustat met the key secondary hematological efficacy endpoint in each of the two studies in the program and also met the program's key secondary safety endpoints. The results of the INNO2VATE program were presented at American Society of Nephrology, or ASN, in October of 2020 and published in the New England Journal of Medicine in April of 2021.

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

We submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for vadadustat in March of 2021 for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients. Our NDA submission was accepted for filing by the FDA in May of 2021 and the FDA has indicated that they are not currently planning to hold an Advisory Committee meeting to discuss the NDA for vadadustat. The FDA also assigned the application standard review and a Prescription Drug User Fee Act, or PDUFA, target action date of March 29, 2022. Our collaboration partner, Otsuka Pharmaceutical Co. Ltd., or Otsuka, submitted a Marketing Authorization Application, or MAA, for vadadustat for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients to the European Medicines Agency, or EMA, in October 2021. As vadadustat did not meet the PRO2TECT program's primary safety endpoint, we are remaining cautious in our outlook for potential approval of vadadustat in NDD-CKD adult patients in the United States and Europe.

In June of 2020, we announced the first regulatory approval of vadadustat for the treatment of anemia due to CKD in DD-CKD and NDD-CKD adult patients in Japan. Our collaboration partner in Japan, Mitsubishi Tanabe Pharma Corporation, or MTPC, commenced commercial sales of vadadustat in Japan under the trade name, VafseoTM, in August 2020. In addition, MTPC filed a new drug application for vadadustat for the treatment of anemia due to CKD in adult patients in Taiwan in January of 2022.

In addition to anemia due to CKD, we believe that vadadustat has the potential to treat other serious or life-threatening conditions, including preventing and lessening the severity of acute respiratory distress syndrome, or ARDS, a complication of severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), or COVID-19, infection. More specifically, in July of 2020, we announced an investigator-sponsored clinical study by The University of Texas Health Science Center at Houston, or UTHealth, in Houston, Texas, evaluating the use of vadadustat as a potential therapy to prevent and lessen the severity of ARDS adult patients who have been hospitalized due to COVID-19. With the support of its data monitoring committee, UTHealth decided to expand the study beyond the initial 400 patients, an enrollment target they have now surpassed. Within this randomized, double-blind, placebo-controlled study, patients will be dosed with vadadustat or a placebo starting within 24 hours of hospital admission and continuing for up to 14 days. This study is being conducted under an Investigational New Drug application, or IND, with UTHealth as the study sponsor and is currently enrolling patients. In January of 2021, UTHealth announced that it had been awarded $5.1 million in funding from the U.S. Department of Defense, or DOD, to expand this clinical trial at its facilities.
•Auryxia® (ferric citrate) is approved and marketed in the United States for two indications: (1) the control of serum phosphorus levels in adult patients with DD-CKD, or the Hyperphosphatemia Indication, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with NDD-CKD, or the IDA Indication. Ferric citrate is also approved and marketed in Japan as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of patients with IDA, under the trade name Riona (ferric citrate hydrate). Since 2018, Auryxia product revenue has grown at a compounded annual growth rate of 14% due to market share gains and improved net price per pill, while total prescriptions for phosphate binders in the United States have declined 8%. We believe this growth is due to the benefits of the product perceived by the prescribing nephrologists as communicated by our nephrology-focused commercial and medical organizations.

If we obtain FDA approval of vadadustat, we plan to commercialize vadadustat in the United States with our well-established, nephrology-focused commercial organization, while also leveraging our collaboration with Otsuka and its U.S. nephrology commercial organization. In addition, in February 2022, we entered into a Second Amended and Restated License Agreement, or the Vifor Second Amended Agreement with Vifor (International) Ltd., or Vifor Pharma, which amended and restated the Amended and Restated License Agreement, dated April 8, 2019, or the Vifor First Amended Agreement. Pursuant to the Vifor Second Amended Agreement, we granted Vifor Pharma an exclusive license to sell vadadustat to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of group purchase organizations, and to certain non-retail specialty pharmacies in the United States, or the Territory. We refer to Fresenius Medical Care North America and its affiliates, these organizations and specialty pharmacies collectively as the “Supply Group". We currently retain rights to commercialize vadadustat for use in the non-dialysis dependent CKD market and to sell to dialysis organizations outside of the Supply Group. During the term of the Vifor Second Amended Agreement, Vifor Pharma is not permitted to sell any HIF product that competes with vadadustat in the Territory to the Supply Group.
We market Auryxia in the United States with our well-established, nephrology-focused commercial organization. Our Japanese sublicensee, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona in Japan.
In addition, we continue to explore additional development opportunities to expand our pipeline and portfolio of novel therapeutics through both internal research and external innovation. Our development pipeline includes several earlier stage opportunities, including praliciguat, an investigational oral soluble guanylate cyclase, or sGC, stimulator, that we licensed from Cyclerion Therapeutics, Inc., or Cyclerion, in June 2021. Praliciguat is in development for the treatment of focal segmental glomerulosclerosis, which is highly complementary to our strategy to identify and develop novel therapeutics for people impacted by kidney diseases.
Further, our internal innovation efforts include several preclinical opportunities, both in the HIF pathway, leveraging our learnings from the research and development of vadadustat, as well as new areas of focus we are currently exploring.
Strategy

Our mission and our culture are centered around the goal of improving the lives of people impacted by kidney disease through the discovery, development and commercialization of innovative therapeutics. Our strategy is to execute on the following initiatives, which we believe will create significant market opportunities for us:

•Prepare for the potential commercialization of vadadustat for the treatment of anemia due to CKD in the United States. We believe vadadustat has the potential to address limitations of injectable ESAs, and become the new oral standard of care for the treatment of anemia due to CKD, if approved. We submitted an NDA to the FDA for vadadustat in March of 2021, which was accepted by the FDA in May of 2021. The FDA assigned the application standard review and a PDUFA target action date of March 29, 2022. We believe we are well positioned to commercialize vadadustat in the United States with our nephrology-focused commercial team, our partnership with Otsuka, and the Vifor Second Amended Agreement, if vadadustat receives FDA approval.
•Support vadadustat adoption and growth outside of the United States. We plan to continue to support MTPC’s commercialization and growth of Vafseo in Japan. In addition, Otsuka submitted a MAA for vadadustat to the EMA in October 2021, and MTPC filed a new drug application for vadadustat for the treatment of anemia due to CKD in adult patients in Taiwan in January 2022. We also plan to support MTPC's and Otsuka’s commercialization efforts for vadadustat in Japan and Europe and certain other markets for which MTPC and Otsuka have commercialization rights, subject to the applicable regulatory approvals. We retain full commercial rights to vadadustat in Latin America, allowing us maximum flexibility in the region.
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
•Continue to expand our pipeline and portfolio of novel therapeutics. We aim to continue to add to our pipeline and portfolio of novel therapeutics through internal research, discovery and development, and through external innovation and strategic transactions, such as in-licenses, collaborations and acquisitions. In June 2021, we entered into the Cyclerion Agreement with Cyclerion, pursuant to which Cyclerion granted us an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral sGC stimulator, which is highly complementary to our strategy to identify and develop novel therapeutics for people impacted by kidney disease. We plan to continue to develop praliciguat and explore similar opportunities that align with our strategic vision in the future. In addition, given our expertise in research and development, we believe there may be opportunities to leverage these assets and establish mutually beneficial relationships with other companies that are looking to enter the renal market or attempting to develop renal therapeutics.

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
Kidney disease can be caused by a number of distinct and concomitant factors, including cardiometabolic disorders (primarily diabetes and hypertension), genetic diseases, autoimmune disorders, and aging. Given the prevalence and growth rates of these various underlying conditions, kidney disease prevalence is expected to continue to increase globally. In the United States, CKD significantly impacts the U.S. healthcare system, potentially affecting about 37 million patients and costing Medicare nearly $120 billion annually for treating Medicare beneficiaries with CKD of end-stage renal disease or end-stage kidney disease, or ESRD or ESKD, according to the Centers for Disease Control and Prevention. The U.S. Department of Health and

Human Services has recognized this national pandemic and partnered with ASN to found the KidneyX Innovation Accelerator, a public-private partnership to improve the lives of the 850 million people worldwide currently affected by kidney diseases by accelerating innovation in the prevention, diagnosis and treatment of kidney diseases.

Most of the conditions covered by the term “kidney disease” may lead to renal failure and dependence on dialysis or kidney transplant for survival. Dependence on dialysis is associated with a significant increase in mortality and hospitalizations, and a significant reduction in quality of life for patients. There is a clear need to improve the clinical and quality of life outcomes for people living with kidney disease. We are driven by our purpose, to provide or contribute to better alternatives that improve the lives of people impacted by kidney disease.
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

Stages and Prevalence of CKD in the United States

Stage	Description	GFR (mL/min/1.73m2) a	U.S. Prevalence Rates b, c	Estimated Number of U.S. Patients (millions) d, e
1	Kidney damage with normal or increased GFR	≥90	4.6%	11.2
2	Kidney damage with mildly decreased GFR	60-89	3.0%	7.3
3	Moderately decreased GFR	30-59	6.7%	16.4
4	Severely decreased GFR	15-29	0.4%	1.0
5	Kidney failure (includes non dialysis, dialysis and transplant)	<15 (or dialysis)	0.3% (calculated)	0.7

Sources:
a.GFR categories defined in the August 2012 Kidney Disease Improving Global Outcomes Clinical Practice Guideline for Anemia in Chronic Kidney Disease, p. vii.
b.U.S. Prevalence Rates for Stages 1-4 based on averages of data from 2011-2012, 2013-2014, and 2015-2016, CDC CKD Surveillance System, National Health and Nutrition Examination Survey.
c.U.S. Prevalence Rate for Stage 5 is based on a calculation using estimated number of U.S. patients with ESRD from 2018 U.S. Renal Data System Annual Report, February 21, 2019, as set forth in this table, and U.S. population data for people 20 years and older from www.census.gov.
d.Estimated Number of U.S. Patients for Stages 1-4 based on the 2018 U.S. Prevalence rates, as set forth in this table, as applied by Akebia to U.S. population data for people 20 years and older from www.census.gov.
e.Estimated Number of U.S. End-Stage Renal Disease Patients from 2018 U.S. Renal Data System Annual Report, February 21, 2019.
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
Anemia, or low hemoglobin/red blood count, in patients with CKD most commonly arises from two etiologies:

1.Anemia due to CKD: results from inadequate levels of EPO, a protein hormone synthesized by specialized cells in the kidney that stimulates RBC production in the bone marrow. As renal function declines, the body progressively loses the ability to produce endogenous EPO; and
2.IDA: results from low levels of iron due to abnormal iron absorption and utilization in patients with CKD.
The global Phase 3 clinical development program for vadadustat evaluated the efficacy and safety of vadadustat for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients. We submitted an NDA to the FDA, for vadadustat in March of 2021 for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients.
IDA in adult patients with NDD-CKD is an FDA-approved indication for Auryxia. Hyperphosphatemia in DD-CKD patients is also an FDA-approved indication for Auryxia. Hyperphosphatemia is another condition associated with CKD that is characterized by elevated serum phosphorus levels and is also typically associated with a worsening of health including increased cardiovascular risk and mortality.
Vadadustat
Market Opportunity for Vadadustat
Anemia due to Chronic Kidney Disease
Anemia is common in patients with CKD, and its prevalence increases with disease progression. Anemia due to CKD results from inadequate EPO levels, which negatively affect RBC production. Left untreated, anemia accelerates overall deterioration of patient health with increased morbidity and mortality. Based on third party prevalence data and company estimates, potentially 37 million people in the United States have CKD and approximately 5.7 million of these individuals suffer from anemia. The current standard of care for anemia due to CKD is treatment by injectable recombinant human ESAs, such as Epogen® (epoetin alfa), Aranesp® (darbepoetin alfa) and Mircera® (methoxy polyethylene glycol-epoetin beta), or blood transfusion. Based on publicly available information on ESA sales and market data compiled by a third-party vendor, global sales of injectable ESAs for all uses were estimated to be approximately $6.1 billion in 2018. The vast majority of these sales are believed to have been for the treatment of anemia due to CKD.
When administered to a patient, injectable ESAs provide supraphysiological levels of exogenous EPO to stimulate production of RBCs. While injectable ESAs can be effective in raising hemoglobin levels, they have the potential to cause significant side effects, and need to be injected subcutaneously or intravenously. In particular, injectable ESAs may lead to thrombosis, stroke, myocardial infarction and death. Also, several randomized clinical trials have demonstrated that higher hemoglobin targets
(≥13.0 g/dL) with ESA use are associated with increased cardiovascular risk, leading to changes in regulatory and clinical practice guidance. While these safety concerns, which became evident starting in 2006, have led to a significant reduction in the use of injectable ESAs, and an increase in the use of injectable iron, injectable ESAs remain the current standard of care for both DD-CKD and NDD-CKD patients with anemia.
DD-CKD Market
We believe there is a significant opportunity for vadadustat to address limitations of injectable ESAs and become the new oral standard of care for the treatment of anemia due to CKD in DD-CKD adult patients, if approved. In addition to clinical data from our Phase 3 INNO2VATE program that showed vadadustat was non-inferior to darbepoetin alfa with respect to hematological efficacy (change in hemoglobin concentration) and cardiovascular safety (MACE) in DD-CKD adult patients, we believe the potential opportunity for vadadustat within the DD-CKD market is supported by a number of factors including vadadustat's convenient oral dosing and unique U.S. dialysis market dynamics.

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

Given the concentration of dialysis clinics in large networks, with DaVita, Inc., or DaVita, and Fresenius Kidney Care Group accounting for a vast majority of the dialysis population in the United States, treatment is usually driven by medical protocols that are implemented across the entire network of clinics. These protocols are informed by very large data sets and when updated, result in rapid change applicable to large segments of the patient population. This is particularly true of medications covered under the End Stage Renal Disease, or ESRD, Prospective Payment System, or PPS, in Medicare, or the ESRD Bundle, a payment structure with a flat base rate per dialysis session adjusted for individual patient and facility characteristics. Dialysis-related drugs are included in the ESRD Bundle if they fall into functional categories such as anemia management and bone and mineral metabolism, except that oral-only drugs are exempted from inclusion until 2025. In a final ESRD PPS rule published in November 2018, CMS confirmed that it will expand the Transitional Drug Add-on Payment Adjustment, or TDAPA, to all new dialysis drugs approved by the FDA after January 1, 2020. The TDAPA will provide separate payment for new drugs for two years based on the drug’s Average Sales Price, or ASP, that will be in addition to the base rate in order to facilitate the adoption of innovative therapies. Although there are several details that need further clarification, and the precise timing of when we could receive codes to allow for reimbursement under TDAPA is not known, the codes are assigned on a quarterly basis, and the rule provides support for our assumption that new anemia treatments, including those in the HIF-PH inhibitor class, will be included in the ESRD Bundle and will be eligible for separate payment initially under TDAPA.
NDD-CKD Market
Data from the USRDS 2015 Annual Data Report indicate that the collective injectable ESA treatment rate in NDD-CKD patients in the United States decreased by approximately half from 2009 to 2013 as a result of the safety concerns associated with ESAs. Today, a high proportion of NDD-CKD patients with anemia are either not treated or inadequately treated despite having low hemoglobin levels. In contrast to treatment with ESAs, we believe vadadustat, if approved for use in NDD-CKD patients, has the potential to expand the number of NDD-CKD patients receiving treatment by offering an alternative oral treatment for anemia due to CKD.
Results from our Phase 3 PRO2TECT program showed vadadustat was non-inferior to darbepoetin alfa with respect to hematological efficacy in treating anemia due to CKD in NDD-CKD adult patients, meeting both the primary and key secondary hematological efficacy endpoints. However, it did not meet the program's primary cardiovascular safety (MACE) endpoint. We are pursuing regulatory approval for vadadustat for the treatment of anemia due to CKD in NDD-CKD adult patients; however, as PRO2TECT did not meet the program's primary safety endpoint, we remain cautious in our outlook for potential approval of vadadustat as a treatment for anemia due to CKD in NDD-CKD adult patients.
Vadadustat Has the Potential to Become the New Oral Standard of Care
We believe vadadustat has the potential to become the new oral standard of care for the treatment of anemia due to CKD, if approved. Below is a summary of certain of the key clinical findings; further details are included in the discussion below.
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
•Vadadustat was dosed orally once daily and three times weekly. Our Phase 2 studies showed that vadadustat can be orally dosed once daily in NDD-CKD patients with up to 20 weeks of dosing. This study also showed the potential for three-times weekly dosing of vadadustat in DD-CKD patients. We are conducting additional larger studies of vadadustat evaluating three-times weekly dosing and a modified approach to once-daily dosing.
Based on this and other data, we believe vadadustat has the potential to be a treatment for anemia due to CKD and become the new oral standard of care by:
•stimulating erythropoiesis and avoiding supraphysiologic EPO levels;
•increasing hemoglobin in a predictable and controlled manner;
•minimizing hemoglobin excursions; and
•providing convenient oral dosing.
Vadadustat Clinical Development Program
Below is a summary of the clinical development work undertaken for vadadustat.
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

In INNO2VATE’s Conversion study of prevalent dialysis patients (n=3,554):
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

Primary Safety Major Adverse Cardiovascular Events (MACE) Endpoint Result
Vadadustat achieved the INNO2VATE program’s primary safety endpoint of non-inferiority for MACE. In the primary analysis of time to first MACE event, vadadustat demonstrated non-inferiority to darbepoetin alfa using a non-inferiority margin of 1.25 based on discussion with the FDA and a non-inferiority margin of 1.3 based on discussion with the EMA.

The INNO2VATE program (Correction/Conversion and Conversion studies) of dialysis patients (n=3,902):
•Vadadustat was non-inferior to darbepoetin alfa. The upper bound of the 95% confidence interval (CI) of the Hazard Ratio (HR) was below the pre-specified non-inferiority margin of 1.25 for primary MACE analysis (HR 0.96, 95% CI: 0.83, 1.11.).

The incidence of treatment emergent adverse events during the Correction/Conversion study in vadadustat treated patients was 83.8% and 85.5 % in darbepoetin alfa treated patients. During the study, the most common treatment emergent adverse events reported in vadadustat/darbepoetin alfa treated patients were hypertension (16.2%/ 12.9%) and diarrhea (10.1%/ 9.7%). Serious treatment emergent adverse events were lower in vadadustat treated patients at 49.7% compared to 56.5% for darbepoetin alfa treated patients. The incidence of treatment emergent adverse events during the Conversion study in the vadadustat treated patients was 88.3%, and 89.3% in darbepoetin alfa treated patients. During the study, the most common treatment emergent adverse events reported in vadadustat/darbepoetin alfa treated patients were diarrhea (13.0%/ 10.1%), pneumonia (11.0%/ 9.7%), hypertension (10.6%/ 13.8%), and hyperkalemia (9.0%/ 10.8%). Serious treatment emergent adverse events were slightly lower for vadadustat treated patients at 55.0% and 58.3% for darbepoetin alfa-treated patients. Patients with DD-CKD experienced an increased risk of thromboembolic events compared to darbepoetin alfa with a time to first event HR of 1.20 (95% CI 0.96 - 1.50) driven by thrombosis of vascular access.

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

The PRO2TECT analysis plan was prospectively designed to analyze the effect of regional differences, most notably, well-known differences in Hb treatment targets. Within PRO2TECT, U.S. patients were treated to a target Hb range of 10 to 11 g/dL and non-U.S. patients were treated to a target Hb range of 10 to 12 g/dL. In October of 2020, we presented a pre-specified regional analysis that showed vadadustat was not associated with a clinically meaningful increase in cardiovascular risk compared to darbepoetin alfa in U.S. patients treated to a target Hb range of 10 to 11 g/dL, in an analysis of MACE (HR 1.06, 95% CI: 0.87, 1.29).

In March 2021, based on these analyses and the totality of the data from our Phase 3 program, we submitted an NDA to the FDA for vadadustat for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients. However, as vadadustat did not meet the PRO2TECT program's primary safety endpoint, we remain cautious in our outlook for potential approval of vadadustat in adult NDD-CKD patients.

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
We are also conducting additional studies of vadadustat evaluating a modified approach to once-daily and three-times weekly dosing, including assessment of a vadadustat starting dose based on an individual’s pre-conversion ESA dose prior to study entry and higher titration doses of vadadustat (up to 1200 mg). We believe data from these and other studies could support registration of the modified approach to once daily dosing and three times weekly dosing, and further strengthen our potential commercial position if vadadustat is approved for marketing.
Hepatic Safety Profile of Vadadustat in Clinical Studies
Following the completion of our global Phase 3 clinical program for vadadustat, there was a review of hepatic safety across the vadadustat clinical program, which includes 8 completed Phase 2 and 3 studies in NDD-CKD patients, 10 completed Phase 1, 2, and 3 studies, and one ongoing Phase 3b study in patients with DD-CKD, and 18 completed studies in healthy subjects (17 Phase 1 and one Phase 3). This review included a blinded assessment of all hepatic events in the studies by a panel of hepatic experts and analysis by an independent hepatic expert and our team. Hepatocellular injury attributed to vadadustat was reported in less than 1% of patients; there was one case of severe hepatocellular injury with jaundice. All events were asymptomatic and resolved after discontinuation of vadadustat.

Commercialization
We are supporting MTPC's commercialization of vadadustat in Japan, preparing for a potential commercial launch of vadadustat in the United States and supporting potential commercial launches of vadadustat in certain other markets. Our ability to launch vadadustat in the United States is dependent on the successful review of the NDA, and approval by the FDA.
If we obtain FDA approval of vadadustat, we plan to commercialize vadadustat in the United States with our well-established, nephrology-focused commercial organization, while leveraging our collaboration with Otsuka and its U.S. nephrology commercial organization. We granted Otsuka exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. Otsuka submitted a MAA for vadadustat for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients to the EMA in October 2021. We granted MTPC exclusive rights to commercialize vadadustat in Japan, where MTPC commenced commercial sales of vadadustat under the trade name, VafseoTM, in August 2020, and in certain other countries in Asia, subject to marketing approvals. In addition, MTPC filed a new drug application for vadadustat for the treatment of anemia due to CKD in adult patients in Taiwan.

In addition, in February 2022, we entered into the Vifor Second Amended Agreement with Vifor Pharma, which amended and restated the Vifor First Amended Agreement. Pursuant to the Vifor Second Amended Agreement, we granted Vifor Pharma an exclusive license to sell vadadustat to the Supply Group in the Territory. We currently retain rights to commercialize vadadustat for use in the non-dialysis dependent CKD market and to sell to dialysis organizations outside of the Supply Group. During the term of the Vifor Second Amended Agreement, Vifor Pharma is not permitted to sell any HIF product that competes with vadadustat in the Territory to the Supply Group. For more information about our license, collaboration and strategic agreements relating to vadadustat, see Part I, Item 1. Business – License, Collaboration and Other Strategic Agreements – Vadadustat.

In February 2020, the Company entered into a letter agreement, or the Letter Agreement, with Vifor Pharma relating to Vifor Pharma’s agreement with a third party to purchase a Priority Review Voucher, or the PRV, issued by the FDA, or the PRV Purchase. A PRV entitles the holder to priority review of an NDA, or a Biologics License Application for a new drug, which reduces the target FDA review time to six months after official acceptance of the submission, and could lead to expedited approval. Pursuant to the Letter Agreement, we paid Vifor Pharma $10.0 million in connection with the closing of the PRV Purchase. In March of 2021, we submitted an NDA for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients. Our NDA submission did not include a PRV. In August 2021, we entered into an amendment to the Letter Agreement with Vifor Pharma whereby the parties agreed that Vifor Pharma would sell the PRV to a third party, and we and Vifor Pharma will share the proceeds from the sale based on certain terms. In the fourth quarter of 2021, Vifor Pharma sold the PRV to a third party, and Vifor Pharma paid us $8.6 million in proceeds from the sale. These proceeds were subsequently paid to Otsuka as reimbursement for their contribution to the purchase of the PRV, as required under a separate Letter Agreement executed with Otsuka.
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
In January 2014, our Japanese sublicensee, JT, received approval from the Japanese Ministry of Health, Labour and Welfare to market ferric citrate hydrate in Japan under the trade name Riona as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and was commercially launched in Japan shortly thereafter. In July 2019, JT, and its subsidiary, Torii, reported positive top-line results from a pivotal Phase 3 comparative study evaluating Riona for the treatment of IDA in adult patients in Japan. In May 2020, JT and Torii filed an application for approval of IDA as an additional indication for Riona in Japan, which was approved in March 2021.
In September 2015, we received approval to market ferric citrate in the European Union under the tradename Fexeric. Pursuant to the sunset clause under EU law, the European Commission’s approval of Fexeric in the EU was contingent on, among other things, our commencing marketing of Fexeric within three years. Although we successfully negotiated an extension to December 23, 2019, we did not commence marketing Fexeric by such date and therefore the Fexeric approval in the EU has ceased to be valid.
We have licensed and sublicensed certain intellectual property rights covering Auryxia from Panion & BF Biotech, Inc., or Panion. For more information regarding our intellectual property rights to Auryxia and our license agreement with Panion see Part I, Item 1. Business – Intellectual Property – Auryxia and Part I, Item 1. Business - License, Collaboration and Other Strategic Agreements – License Agreement with Panion & BF Biotech, Inc. We received Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet), with the first received on October 31, 2018. We filed certain complaints for patent infringement relating to such ANDAs, and have entered into settlement and license agreements with each of the ANDA filers. See Part I, Item 3. Legal Proceedings for further information relating to the ANDAs, lawsuits and settlements.
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
Auryxia, as an oral drug, is covered by Medicare only under Part D. We have gained access for Auryxia in the United States in both Medicare Part D and commercial channels. Auryxia is currently covered for the Hyperphosphatemia Indication in nine of the ten largest Medicare Part D plans, which provide coverage for approximately 35.8 million people, and the ten largest commercial plans and pharmacy benefit managers in the United States, which provide coverage for approximately 131.0 million people. In September 2018, the Centers for Medicare & Medicaid Services, or CMS, decided that Auryxia would no longer be covered by Medicare for the IDA Indication. While this decision does not impact CMS coverage of the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use in the Hyperphosphatemia Indication. On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts against CMS and the U.S. Department of Health and Human Services challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the IDA Indication and imposing a prior authorization requirement for Auryxia in the Hyperphosphatemia Indication, or the CMS Decision. On October 22, 2021, the parties agreed to dismiss the litigation. See Part I, Item 3. Legal Proceedings for further information. While we believe that the vast majority of the Medicare prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Medicare with prior authorization, the CMS Decision has had and will continue to have an adverse impact on the sales of Auryxia for the Hyperphosphatemia Indication and the IDA Indication.
JT, and its subsidiary, Torii, market Riona in Japan. We receive tiered double-digit royalties from JT and Torii based on their sales in Japan.
Manufacturing and Supply
Overview
We neither own nor operate, and currently have no plans to own or operate, any manufacturing or distribution facilities. We currently rely on third-party contract manufacturing organizations, or CMOs, to produce all of our preclinical and clinical material and commercial supply and third-party distributors to distribute Auryxia. We expect to continue to rely on either existing or alternative distributors and CMOs to distribute our products and supply our ongoing and planned preclinical studies and clinical trials and for commercial production. Our CMOs have other clients and may have other priorities that could affect their ability to perform the work satisfactorily and/or on a timely basis. Both of these occurrences would be beyond our control.
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
Vadadustat
We currently have redundant supply arrangements in place for the preclinical, clinical and commercial supply of vadadustat. We have entered into supply agreements with Esteve Química, S.A. and STA Pharmaceutical Hong Kong Limited, or STA, for the manufacture of vadadustat drug substance for commercial use and Patheon Inc. and STA for the manufacture of vadadustat drug product for commercial use. We plan to mitigate potential commercial supply risks for vadadustat, if any, through inventory management and additional redundant manufacturing arrangements for both drug substance and drug product and changes may occur following the launch of vadadustat, if approved.
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
License, Collaboration and Other Strategic Agreements
Vadadustat
U.S. Collaboration with Otsuka Pharmaceutical Co. Ltd.
On December 18, 2016, we entered into a collaboration and license agreement with Otsuka, or the Otsuka U.S. Agreement, pursuant to which we agreed to co-exclusively collaborate with Otsuka with respect to the development and commercialization of vadadustat in the United States, subject to the approval of vadadustat by the FDA. We are responsible for leading the development of vadadustat, for which we submitted an NDA to the FDA in March of 2021. We will co-commercialize vadadustat in the United States with Otsuka, subject to the approval of vadadustat by the FDA. We control and retain final decision-making authority with respect to certain matters, including U.S. pricing strategy and manufacturing.
Under the terms of the Otsuka U.S. Agreement, Otsuka paid us an upfront payment of $125.0 million and we expect Otsuka to provide additional funding of $393.9 million or more, depending on the actual costs incurred, toward the vadadustat global Phase 3 development program. This amount includes the Additional Funding (as defined below). Due to the costs incurred in completing the activities under the current global development plan exceeding a certain threshold in the second quarter of 2019, we elected to require Otsuka to increase the aggregate percentage of current global development costs it funds under the Otsuka U.S. Agreement and the Otsuka International Agreement, as defined below, from 52.5% to 80%, or the Otsuka Funding Option. The additional funding expected to result from having exercised the Otsuka Funding Option, or the Additional Funding, is fully creditable against future payments due to us under the arrangement, provided that future payments due to us may not be reduced by more than 50% in any calendar year and any remaining creditable amount above 50% in any calendar year will be applied to subsequent future payments until fully credited. We are eligible to receive from Otsuka up to $65.0 million in regulatory milestones and up to $575.0 million in specified commercial milestones.
The Otsuka U.S. Agreement establishes a profit share for the commercialization of vadadustat in the United States. The parties will equally share all net sales of vadadustat in the United States, if approved, and generally each party will bear half of all costs in the United States, including medical affairs, commercialization and manufacturing costs.
Under the Otsuka U.S. Agreement, we and Otsuka will jointly conduct all medical affairs and commercialization activities pursuant to plans agreed to by the parties. We will remain responsible for manufacturing vadadustat. Additionally, the parties agreed not to promote, market or sell any competing product in the territory covered by the agreement.
Unless earlier terminated, the Otsuka U.S. Agreement will expire in the United States on a product-by-product basis on the date that one or more generic versions of vadadustat first achieves 90% market penetration. Either party may terminate the Otsuka U.S. Agreement in its entirety upon an uncured breach or insolvency on the part of the other party. Otsuka may terminate the Otsuka U.S. Agreement in its entirety upon 12 months’ prior written notice at any time after the release of the first top-line data from the global Phase 3 development program for vadadustat, which release occurred in the second quarter of 2020.
International Collaboration with Otsuka Pharmaceutical Co. Ltd.
On April 25, 2017, we entered into a collaboration and license agreement with Otsuka, or the Otsuka International Agreement, pursuant to which we granted Otsuka an exclusive license for the development and commercialization of vadadustat in certain territory outside the United States. The territory covered by the Otsuka International Agreement includes the European Union, Russia, China, Australia, Canada, the Middle East and certain other countries, or the Otsuka International Territory, but excludes Latin America and previously licensed jurisdictions. Under the Otsuka International Agreement, Otsuka is responsible for certain development activities and commercializing vadadustat in the Otsuka International Territory, while we led the global Phase 3 development program of vadadustat, and Otsuka submitted a MAA with the EMA in October 2021. Otsuka will fund a significant percentage of the costs of such global development program regardless of the total actual costs ultimately incurred. Additionally, the parties agreed not to promote, market or sell any competing product in the territory covered by the agreement.

Under the terms of the Otsuka International Agreement, we expect Otsuka to pay us at least $317.7 million, comprised of $73.0 million that was paid upon execution of the Otsuka International Agreement and $244.8 million or more, depending on actual costs incurred, of development funding. In addition, we are eligible to receive from Otsuka up to $17.0 million in regulatory milestones for the licensed HIF product if we achieve the associated event within 12 to 24 months of the first HIF product approval and up to $525.0 million in commercial milestones. Otsuka also agreed to make tiered, escalating royalty payments ranging from low double digits up to thirty percent of net sales of vadadustat within the Otsuka International Territory. In limited circumstances, upper tier royalties may be subject to reduction if the supply price charged by us to Otsuka for vadadustat exceeds certain agreed upon thresholds, and royalty payments may also be reduced if a generic product is launched, on a country-by-country basis. Otsuka may elect to conduct additional studies of vadadustat in the European Union, subject to our right to delay such studies based on our objectives outside the Otsuka International Territory. Otsuka will pay a percentage of the costs of any such studies, and we will pay its portion of the costs in the form of a credit against future amounts due to us under the Otsuka International Agreement.
Unless earlier terminated, the Otsuka International Agreement will expire upon the expiration of the royalty term in the last country in the Otsuka International Territory. Either party may terminate the Otsuka International Agreement in its entirety upon an uncured material breach or insolvency on the part of the other party. Otsuka may terminate the Otsuka International Agreement in its entirety or for a specific region in the Otsuka International Territory upon 12 months’ prior written notice at any time after the release of the first top-line data from the global Phase 3 development program for vadadustat, which release occurred in the second quarter of 2020.
Collaboration with Mitsubishi Tanabe Pharma Corporation
On December 11, 2015, we entered into a collaboration agreement with MTPC, or the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to vadadustat in Japan and certain other Asian countries, or the MTPC Territory. In addition, we will supply vadadustat to MTPC for both clinical and commercial use in the MTPC Territory, subject to MTPC’s option to manufacture commercial drug product in the MTPC Territory. On July 15, 2020, we entered into a supply agreement with MTPC for the commercial supply of vadadustat for use in Japan and certain other Asian countries, as contemplated by the MTPC Agreement.

We and MTPC agreed that, instead of including Japanese patients in our global Phase 3 program for vadadustat, MTPC would be the sponsor of a Phase 3 program for vadadustat in Japan. MTPC reported top-line data for the two Phase 3 pivotal trials and data from the two supportive Phase 3 studies in March 2019 and 52-week data for the two Phase 3 pivotal trials in November 2019. In June 2020, vadadustat was approved in Japan for the treatment of anemia due to CKD by the Ministry of Health, Labor and Welfare. In August 2020, MTPC launched vadadustat commercially in Japan under the trade name, VafseoTM, as a treatment of anemia due to CKD for adult patients on dialysis and not on dialysis. In January 2022, MTPC filed a new drug application for vadadustat for the treatment of anemia due to CKD in adult patients in Taiwan.

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

Under the terms of the MTPC Agreement, MTPC will make payments to us of up to approximately $225.0 million in the aggregate based on the achievement of certain development, regulatory and sales milestones, as well as tiered royalty payments ranging from 13% to 20% on annual net sales of vadadustat in the MTPC Territory, subject to reduction upon launch of a generic product on a country-by-country basis. MTPC was responsible for the costs of the Phase 3 program for vadadustat in Japan and other studies required in Japan and made no funding payments for our global Phase 3 program. Additionally, the development costs of approximately $20.5 million for our Phase 2 studies in Japan were reimbursed to us by MTPC. In February 2021, we entered into a royalty interest acquisition agreement with HealthCare Royalty Partners IV, L.P., or HCR, whereby we sold our right to receive royalties and sales milestones for vadadustat in Japan and certain other Asian countries in the MTPC territory under the MTPC Agreement. For more information on our royalty interest acquisition agreement with HCR, see Note 5 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Vifor Pharma License Agreement

On February 18, 2022, we entered into the Vifor Second Amended Agreement with Vifor Pharma, which amended and restated the Vifor First Amended Agreement. Pursuant to the Vifor Second Amended Agreement, we granted Vifor Pharma an exclusive license to sell vadadustat to the Supply Group in the Territory. We currently retain rights to commercialize vadadustat for use in the non-dialysis dependent CKD market and to sell to dialysis organizations outside of the Supply Group. During the term of the Vifor Second Amended Agreement, Vifor Pharma is not permitted to sell any HIF product that competes with vadadustat in the Territory to the Supply Group.

Like the Vifor First Amended Agreement, the Vifor Second Amended Agreement is structured as a profit share arrangement between us and Vifor Pharma in which we will receive approximately 66% of the profit, net of certain pre-specified costs. Under the Vifor First Amended Agreement, Vifor Pharma will make an upfront payment to us of $25 million in lieu of the previously disclosed milestone payment of $25 million that Vifor Pharma was to pay to us following approval of vadadustat by the FDA. In addition, Vifor Pharma made an equity investment in us, as further described below. We currently retain rights to commercialize vadadustat for use in the non-dialysis dependent CKD market and to sell to dialysis organizations outside of the Supply Group. As under the Vifor First Amended Agreement, during the term of the Vifor Second Amended Agreement, Vifor Pharma is not permitted to sell any HIF product that competes with vadadustat in the Territory to the Supply Group.

As under the Vifor First Amended Agreement, the Vifor Second Amended Agreement provides that Akebia and Vifor Pharma will enter into a commercial supply agreement for vadadustat pursuant to which we will supply all of Vifor Pharma’s requirements for vadadustat in the Territory. Under the Vifor Second Amended Agreement, Vifor Pharma will contribute $40 million to a working capital facility established to partially fund our costs of purchasing vadadustat from our contract manufacturers, which amount of funding will fluctuate, and which funding we will repay to Vifor Pharma over time.

Unless earlier terminated, the Vifor Second Amended Agreement will expire upon the later of the expiration of all patents that claim or cover vadadustat or the expiration of marketing or regulatory exclusivity for vadadustat in the Territory. Vifor Pharma may terminate the Vifor Second Amended Agreement in its entirety upon 30 months’ prior written notice after the first anniversary of the receipt of regulatory approval, if approved, from the FDA for vadadustat for dialysis-dependent CKD patients. We may terminate the Vifor Second Amended Agreement in its entirety for convenience, following the earlier of a certain period of time elapsing or following certain specified regulatory events, and upon six months’ prior written notice. If we so terminate for convenience, subject to a specified exception, we will pay a termination fee to Vifor Pharma. In addition, either party may, subject to a cure period, terminate the Vifor Second Amended Agreement in the event of the other party’s uncured material breach or bankruptcy. We may also terminate the Vifor Second Amended Agreement upon the occurrence of certain other events. The Vifor Second Amended Agreement also continues to include a standstill provision and customary representations and warranties.

Also in connection with entering into the Vifor Second Amended Agreement, on February 18, 2022, we and Vifor Pharma entered into an Investment Agreement, or the Investment Agreement, pursuant to which we sold an aggregate of 4,000,000 shares of our common stock to Vifor Pharma for a total of $20.0 million dollars. For more information on the Vifor Second Amended Agreement and Investment Agreement with Vifor Pharma, see Note 18 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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
Under the terms of the Janssen Agreement, we paid an upfront payment of $1.0 million in cash to Janssen and issued a warrant to purchase 509,611 shares of our common stock, which expired on February 9, 2022. In addition, Janssen could be eligible to receive up to an aggregate of $16.5 million from us in specified development milestone payments on a product-by-product basis. Janssen will also be eligible to receive up to $215.0 million from us in specified commercial milestones as well as tiered, escalating royalties ranging from a low to mid-single digit percentage of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory.
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
As discussed above, we issued a Common Stock Purchase Warrant, or the Warrant, to Johnson & Johnson Innovation – JJDC, Inc., or JJDC, an affiliate of Janssen, for 509,611 shares of our common stock at an exercise price of $9.81 per share. The Warrant was issued without registration under the Securities Act of 1933, as amended, or the Securities Act. The Warrant was exercisable by JJDC, in whole or in part, at any time prior to February 9, 2022. We recorded the fair value of the Warrant in the amount of $3.4 million to additional paid-in capital and research and development expense in March 2017.
Cyclerion Therapeutics License Agreement

On June 4, 2021, we entered into the Cyclerion Agreement with Cyclerion, pursuant to which Cyclerion granted us an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral sGC stimulator.

Under the terms of the Cyclerion Agreement, we made an upfront payment of $3.0 million in cash to Cyclerion, which was paid during the second quarter of 2021. In addition, Cyclerion is eligible to receive up to an aggregate of $222.0 million from us in specified development and regulatory milestone payments on a product-by-product basis. Cyclerion will also be eligible to receive specified commercial milestones as well as tiered royalties ranging from a mid-single-digit to mid-teen percentage of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory. We recorded the upfront payment in the amount of $3.0 million to research and development expense in June 2021.

Unless earlier terminated, the Cyclerion Agreement will expire on a product-by-product and country-by-country basis upon the expiration of the last royalty term, which ends upon the longest of (i) the expiration of the patents licensed under the Cyclerion Agreement, (ii) the expiration of regulatory exclusivity for such product, and (iii) 10 years from first commercial sale of such product. We may terminate the Cyclerion Agreement in its entirety or only with respect to a particular licensed compound or product upon 180 days' prior written notice to Cyclerion. We and Cyclerion also have customary termination rights, subject to a cure period, in the event of the other party’s material breach of the Cyclerion Agreement or in the event of certain additional circumstances.
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
On April 17, 2019, we and Panion entered into a second amended and restated license agreement, or the Panion Amended License Agreement, which amends and restates in full the Panion License Agreement. The Panion Amended License Agreement provides Keryx with an exclusive license under Panion-owned know-how and patents covering the rights to sublicense, develop, make, use, sell, offer for sale, import and export ferric citrate worldwide, excluding the Licensor Territory. The Panion Amended License Agreement also provides Panion with an exclusive license under Keryx-owned patents covering the rights to sublicense (with our written consent), develop, make, use, sell, offer for sale, import and export ferric citrate in certain countries in the Licensor Territory. Consistent with the Panion License Agreement, under the Panion Amended License Agreement, Panion is eligible to receive from us or any sublicensee royalty payments based on a mid-single digit percentage of sales of ferric citrate in our licensed territories. We are eligible to receive from Panion or any sublicensee royalty payments based on a mid-single digit percentage of net sales of ferric citrate in Panion’s licensed territories.
The Panion Amended License Agreement terminates upon the expiration of each of our and Panion’s obligations to pay royalties thereunder. In addition, we may terminate the Panion Amended License Agreement (i) in its entirety or (ii) with respect to one or more countries in our licensed territory, in either case upon 90 days’ notice. We and Panion also each have the right to terminate the Panion Amended License Agreement upon the occurrence of a material breach of the Panion Amended License Agreement by the other party, subject to certain cure provisions, or certain insolvency events. The Panion Amended License Agreement also provides that, on a country-by-country basis, during the term and until the second anniversary of the expiration of our or Panion’s obligation, as applicable, to pay royalties in a country in which such party has ferric citrate for sale on the date of such expiration, neither the other party nor its affiliates will, directly or indirectly, sell, distribute or otherwise commercialize or supply or cause to supply ferric citrate to a third party for sale or distribution in such country. In addition, the

Panion Amended License Agreement provides that each of us and Panion has the right, but not the obligation, to conduct litigation against any infringer of certain patent rights under the Panion Amended License Agreement in certain territories.
During the year-ended December 31, 2021, Panion earned $11.8 million in royalty payments relating to the sales of Auryxia in the United States and JT and Torii net sales of Riona in Japan, as we are required to pay a mid-single digit percent of JT and Torii’s net sales of Riona in Japan to Panion under the terms of the Panion Amended License Agreement.
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
In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate hydrate, which launched in May 2014 and is being marketed in Japan by Torii under the brand name Riona, is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including NDD-CKD and DD-CKD. In July 2019, JT and Torii, reported positive top-line results from a pivotal Phase 3 comparative study evaluating Riona for the treatment of IDA in adult patients in Japan, which was approved in March 2021. In May 2020, JT and Torii filed an application for approval of IDA as an additional indication for Riona in Japan. Under the terms of the Revised Agreement with JT and Torii, we are eligible to receive royalty payments based on a tiered low double-digit percentage of net sales of Riona in Japan inclusive of amounts that we must pay to Panion on JT and Torii’s net sales of Riona under the Panion Amended License Agreement, subject to certain reductions upon expiration or termination of the Panion Amended License Agreement, and may also receive up to an additional $55.0 million upon the achievement of certain annual net sales milestones. We recorded $5.8 million in license revenue related to royalties earned on net sales of Riona in Japan during the twelve months ended December 31, 2021.
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
Changes in either the patent laws or interpretations of patent laws in the United States and other countries can diminish our ability to protect our inventions and enforce our intellectual property rights. Accordingly, we cannot predict the breadth or enforceability of claims that may be granted in our patents or in third-party patents. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to maintain and solidify our proprietary position for our drugs and technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of the patent applications that we may file or license from third parties will result in the issuance of any patents. The issued patents that we own or license or may receive or acquire in the future may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may be able to independently develop and commercialize similar drugs or duplicate our technology, business model or strategy without infringing our patents. Because of the extensive time required for clinical development and regulatory review of a drug we may develop, it is possible that, before any of our drugs can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent. The patent positions for vadadustat and Auryxia are summarized below.
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
Auryxia Patent Portfolio
Pursuant to Keryx’s license with Panion, we have the exclusive rights under a series of patents and patent applications to commercialize Auryxia worldwide, excluding certain Asian-Pacific countries. These patents and patent applications include claims directed to compositions of matter, pharmaceutical compositions, methods of treatment, as well as methods for the manufacture of Auryxia.
Keryx’s patent rights include 15 issued U.S. patents listed in the Orange Book covering the composition of matter, method of treating hyperphosphatemia, and pharmaceutical compositions of Auryxia. The expected expiration dates for these patents are between 2022 and 2030 plus any additional patent term extensions that may be available.
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
We received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA requesting approval for generic versions of Auryxia tablets (210 mg ferric iron per tablet), filed certain complaints for patent infringement relating to such

ANDAs, and have entered into settlement and license agreements with each of the ANDA filers. See Part II, Item 3. Legal Proceedings for further information relating to these matters.
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
In addition to patent protection, we may utilize orphan drug regulations, pediatric exclusivity or other provisions of the Food, Drug and Cosmetic Act of 1938, as amended, or FDCA, such as new chemical entity exclusivity or new formulation exclusivity, to provide market exclusivity for a drug candidate. In the United States, the FDA has the authority to grant additional data protection for approved drugs where the sponsor conducts specified testing in pediatric or adolescent populations. If granted, this pediatric exclusivity may provide an additional six months which are added to the term of data protection as well as to the term of a relevant patent, to the extent these protections have not already expired. We may also seek to utilize market exclusivities in other territories. We cannot assure you that our drug products or any drug candidates we may acquire or in-license, will obtain such orphan drug designation, pediatric exclusivity, new chemical entity exclusivity or any other market exclusivity in the United States, European Union or any other territory, or that we will be the first to receive the respective regulatory approval for such drugs so as to be eligible for any market exclusivity protection.
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
Patent Term Extension
After NDA approval, owners of relevant drug patents or their agents may apply for up to a five-year patent extension for delays caused by FDA regulatory review. The allowable patent term extension is calculated as half of the drug’s testing phase which is the time between IND submission and NDA submission, and all of the review phase, which is the time between NDA submission and approval, up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years from the date of approval by virtue of the patent term extension.
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
For patents that might expire before a determination regarding patent term extension, the patent owner or its agent may request an interim patent term extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. We previously filed for and received interim patent term extension in accordance with 35 U.S.C. § 156(e)(2) for U.S. Patent No. 5,753,706 until February 3, 2022.
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
In the future, if and when our product candidates, including vadadustat, receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical trials for each product candidate and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.
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
Vadadustat
Drugs that may compete with vadadustat, if approved, include Epogen® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the United States and Europe, respectively, and Mircera® (methoxy PEG-epoetin beta), commercialized by Vifor Pharma in the United States and Roche Holding Ltd. outside of the United States.

We and our partners may also face competition from potential new anemia therapies. There are several other HIF-PH inhibitor product candidates in various stages of development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by companies such as FibroGen Inc., or FibroGen, together with its collaboration partners, Astellas Pharma Inc. and AstraZeneca PLC, Japan Tobacco International, or JT, GlaxoSmithKline plc, or GSK, and Bayer HealthCare AG, or Bayer.

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

In addition, in the United States, FibroGen filed an NDA for its product candidate, roxadustat, with the FDA, but the FDA issued a complete response letter indicating the FDA will not approve the NDA in its present form. In Europe however, roxadustat is approved for the treatment of anemia in patients with CKD.

In Japan, Vafseo, which is approved for patients with CKD, including both DD-CKD and NDD-CKD, competes with roxadustat, daprodustat and enarodustat. Roxadustat is approved for the treatment of anemia due to CKD, including DD-CKD and NDD-CKD patients. In addition, daprodustat, GSK’s product candidate, and enarodustat, JT’s product candidate, are approved in Japan for the treatment of anemia due to CKD. In addition, Bayer HealthCare AG has submitted a new drug application for its product candidate for the treatment of renal anemia in Japan. In China, FibroGen launched roxadustat for the treatment of anemia of DD-CKD and for the treatment of anemia due to CKD in NDD-CKD patients.

A biosimilar is a biologic product that is approved based on demonstrating that it is highly similar to an existing, FDA-approved branded biologic product. The patents for the existing, branded biologic product must expire in a given market before biosimilars may enter that market without risk of being sued for patent infringement. In addition, an application for a biosimilar product cannot be approved by the FDA until 12 years after the existing, branded product was approved under a Biologics License Application, or BLA. The patents for epoetin alfa, an injectable ESA, expired in 2004 in the EU, and the remaining patents expired between 2012 and 2016 in the United States. Because injectable ESAs are biologic products, the introduction of biosimilars into the injectable ESA market in the United States will constitute additional competition for vadadustat if we are able to obtain approval for and commercially launch vadadustat. In the United States, Pfizer’s biosimilar version of injectable ESAs, Retacrit® (epoetin alfa-epbx), was approved by the FDA in May 2018 and launched in November 2018 and several biosimilar versions of injectable ESAs are available for sale in the EU.

Furthermore, vadadustat’s commercial opportunities, if approved, may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective, safer or offer greater patient convenience than vadadustat.
Auryxia
Hyperphosphatemia Competition
Auryxia is competing in the hyperphosphatemia market in the United States with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Sanofi, PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of the phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) or could otherwise enter the market, including Ardelyx, Inc.’s tenapanor (which is approved in the U.S. for the treatment of adults with irritable bowel syndrome with constipation, but for which the FDA issued a complete response letter with respect to the control of serum phosphorus in adult patients with CKD on dialysis), that may impact the market for Auryxia.
Iron Deficiency Anemia Competition
Auryxia is competing in the IDA market in the United States with over-the-counter oral iron, ferrous sulfate, other prescription oral iron formulations, including ferrous gluconate, ferrous fumerate, and polysaccharide iron complex, and intravenous iron formulations, including Feraheme® (ferumoxytol injection), Venofer® (iron sucrose injection), Ferrlicit® (sodium ferric gluconate complex in sucrose injection), Injectafer® (ferric carboxymaltose injection), and Triferic® (ferric pyrophosphate citrate). In addition, other new therapies for the treatment of IDA may impact the market for Auryxia, such as Shield Therapeutic’ plc's Feraccru® (ferric maltol), which is available in Europe for the treatment of IDA, and Accrufer® (ferric maltol), which was launched in the United States for the treatment of IDA in July 2021.

Furthermore, Auryxia’s commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective, safer or offer greater patient convenience than Auryxia. Other companies have product candidates in various stages of preclinical or clinical development to treat diseases and complications of the diseases for which we are marketing Auryxia. In addition, we entered into settlement agreements with each of our ANDA filers pursuant to which we granted licenses to market a generic version of Auryxia in the United States beginning in March 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature, which may impact our business and results of operation.
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
Our product candidates must be approved by the FDA for therapeutic indications before we or our partners are able to market them in the United States. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:
•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations and consistent with International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use, or ICH, requirements;
•design of a clinical protocol and submission to the FDA of an IND, which must be reviewed and active by the FDA before human clinical trials may begin;
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
Preclinical Studies
Before an applicant begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.
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
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived by the FDA. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical trials. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data.

Reporting Clinical Trial Results

Under the Public Health Service Act, or PHSA, sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

Specifically, the PHSA grants the Secretary of the U.S. Department of Health and Human Services, or HHS, the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. The failure to submit clinical trial information to clinicaltrials.gov, as required, is also a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. In addition to civil monetary penalties, violations may also result in other regulatory action, such as injunction and/or criminal prosecution or disqualification from federal grants. Although the FDA has historically not enforced these reporting requirements due to HHS’s long delay in issuing final implementing regulations, those regulations have now been issued and the FDA did issue its first Notice of Noncompliance to a manufacturer in April 2021.
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

There is no obligation for a sponsor to make its investigational products available for expanded access; however, as required by amendments to the FDCA included in the 21st Century Cures Act, or the Cures Act, passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests with respect to product candidates in development to treat serious diseases or conditions, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study for a covered investigational product; or 15 days after the investigational product receives designation from the FDA as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

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

In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and has updated it periodically since that time to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study, among other things. The FDA has indicated that it will continue to provide any necessary guidance to sponsors, clinical investigators, and research institutions as the public health emergency evolves.

Pediatric Studies

Under the Pediatric Research Equity Act, or PREA, applications and certain types of supplements to applications must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor must submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The sponsor and the FDA must reach agreement on a final plan. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical trials, early phase clinical trials, and/or other clinical development programs.

For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors, and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

Acceptance and Review of an NDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things are submitted to the FDA as part of an NDA requesting approval to market the product candidate for one or more indications. The fee required for the submission and review of an application under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for fiscal year 2022 this application fee is approximately $3.1 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $369,000 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. This is known as the filing decision. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File determination to the applicant. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to certain performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for “priority review” products are meant to be reviewed within six months of filing. A product that has been designated as a breakthrough therapy may also be eligible for review within six months if supported by clinical data at the time of submission of the NDA. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.
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
Priority Review Vouchers
A PRV is a voucher that the FDA issues to a sponsor of a rare pediatric disease or tropical disease product application at the time of the marketing application approval. Vouchers are transferable to other sponsors that may apply it to their NDAs or BLAs. A PRV entitles the holder to designate a single human drug application submitted under Section 505(b)(1) of the U.S. Federal Food, Drug, and Cosmetic Act or Section 351 of the Public Health Service Act as qualifying for a priority review. An FDA priority review may expedite the review process of a marketing application reducing the review time from ten months after formal acceptance of the file to six months after formal acceptance of the file. Applying the PRV to a marketing application does not ensure the FDA’s approval of the marketing application and all requirements supporting the safety and efficacy of the product must be met. Our NDA submission for vadadustat did not include a PRV.
The FDA’s Decision on an NDA

The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If [FDA] determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. It has not yet finalized that guidance.

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter, or CRL, or an approval letter. To reach this determination, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA or BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks. In connection with this assessment, the FDA review team will assemble all individual reviews and other documents into an “action package,” which becomes the record for FDA review. The review team then issues a recommendation, and a senior FDA official makes a decision.
A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the applicant an additional six month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review.

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. That is, the approval will be limited to the conditions of use (e.g., patient population, indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Under the Ensuring Innovation Act, which was signed into law in April 2021, the FDA must publish action packages summarizing its decisions to approve new drugs and biologics within 30 days of approval of such products. To date, CRLs are not publicly available documents.
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

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a product candidate’s safety or effectiveness are prohibited before the product candidate is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA or in a manner that is inconsistent with the product’s prescribing information. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product.
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
In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws, the most recent of which is still in the process of being phased into the U.S. supply chain and regulatory framework. The Prescription Drug Marketing Act, or PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Today, both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Congress more recently enacted the Drug Supply Chain Security Act, or DSCSA, which made significant amendments to the FDCA, including by replacing certain provisions from the PDMA pertaining to wholesale distribution of prescription drugs with a more comprehensive statutory scheme. The DSCSA now requires uniform national standards for wholesale distribution and, for the first time, for third-party logistics providers; it also provides for preemption of certain state laws in the areas of licensure and prescription drug traceability.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical trials which must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. Products approved under Section 505(b)(2) are often referred to as follow-on products.
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
Under the Hatch-Waxman Act, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a NCE. For the purposes of this provision, the FDA has consistently taken the position that an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, a generic or follow-on drug application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs or 505(b)(2) applications seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.
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
Hatch-Waxman Patent Certification and the 30-Month Stay
As part of the submission of an NDA or certain supplemental applications, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Upon approval of a new drug, each of the patents listed in the application for the drug is then published in the Orange Book. The FDA’s regulations governing patent listings were largely codified into law with enactment of the Orange Book Modernization Act in January 2021. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book. Specifically, the ANDA applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. Moreover, to the extent that the Section 505(b)(2) NDA applicant is relying on studies conducted for an already approved product, the applicant also is required to certify to the FDA concerning any patents listed for the NDA-approved product in the Orange Book to the same extent that an ANDA applicant would.

If the generic drug or follow-on drug applicant does not challenge the innovator’s listed patents, FDA will not approve the ANDA or 505(b)(2) application until all the listed patents claiming the referenced product have expired. A certification that the new generic product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA owner and patent holders once the ANDA has been accepted for filing by the FDA. The NDA owner and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earliest of 30 months after the receipt of the Paragraph IV notice, expiration of the patent or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) NDA application.
Pediatric Studies and Exclusivity
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing patent or regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product is effective in the pediatric population studied, rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which an ANDA or 505(b)(2) applicant submitted a paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by the proposed product.
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

Federal and State Data Privacy Laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, the HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. While we are not a covered entity and thus HIPAA does not directly apply to us, we could be subject to penalties, including criminal penalties, if we knowingly obtain or further disclose PHI from a covered entity, such as a health care provider or clinical research site, and therefore we must ensure the proper authorizations are in place before we, or our vendors or business partners, obtain access to any PHI. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

At the state level, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers rights as it relates to their personal information, and allow for a new cause of action for data breaches. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or CPRA, will significantly modify the CCPA, including by expanding consumers’ rights, particularly with respect to certain sensitive personal information and creating new principles, such as data minimization, purpose limitation, and storage limitation. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and individually identifiable health information. These provisions may apply to some of our business activities. In addition, other states already have passed state privacy laws. Other states will be considering these laws in the future. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products, if and once approved.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any product candidates we may develop, once approved, are sold in a foreign country, we may be subject to similar foreign laws.
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
Clinical Trial Approval in the European Union
Requirements for the conduct of clinical trials in the European Union including GCP are set forth in the Clinical Trials Directive 2001/20/EC, or the Clinical Trials Directive, and the GCP Directive 2005/28/EC, or the GCP Directive. Pursuant to the Clinical Trials Directive and the GCP Directive, as amended, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the EU member states. Under this system, approval must be obtained from the competent national authority of each EU member state in which a study is planned to be conducted. To this end, a clinical trial application, or CTA, is submitted to the local competent authority in each country, or Member State, where the clinical trial is being conducted, which must be supported by an investigational medicinal product dossier, or IMPD, and further supporting information prescribed by Clinical Trials Directive and the GCP Directive and other applicable guidance documents. These documents may be amended and/or updated by the European Commission at any time. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application in that country.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, or the Clinical Trials Regulation, was adopted. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The new Clinical Trials Regulation is scheduled to come into application on January 31, 2022, following confirmation of full functionality of the Clinical Trials Information System through an independent audit by the European Commission in mid-2020. The Clinical Trials Regulation will come into application in all the EU Member States, repealing the current Clinical Trials Directive. The conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable at the end of January 2022. According to the transitional provisions, if a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.
PRIME Designation in the European Union
In March 2016, the EMA launched an initiative, the PRIority MEdicines, or PRIME, scheme, to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIME scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated agency contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies are appointed early in the PRIME scheme, facilitating increased understanding of the product at the EMA’s committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Pediatric Studies

Prior to obtaining a marketing authorization in the EU, applicants have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No 1901/2006, which is referred to as the Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate because (a) the product is likely to be ineffective or unsafe in part or all of the pediatric population; (b) the disease or condition occurs only in adult population; or (c) the product does not represent a significant therapeutic benefit over existing treatments for pediatric population. Before a marketing authorization application can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.
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
Under the centralized procedure, the CHMP established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.
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
Conditional Approval

In particular circumstances, E.U. legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables applicants to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

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
Regulatory Data Exclusivity in the European Union
In the European Union, innovative medicinal products authorized in the European Union on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies on data available in the marketing authorization dossier for another, previously approved, medicinal product) are entitled to eight years of data exclusivity. During this period, applicants for authorization of generics of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to a total of ten years’ market exclusivity. During this ten-year period no generic of this medicinal product can be placed on the EU market. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a NCE so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
Pediatric Exclusivity
If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC, or alternatively a one year extension of the regulatory market exclusivity from ten to eleven years, as selected by the marketing authorization holder.
Brexit and the Regulatory Framework in the United Kingdom
The U.K.'s withdrawal from the EU took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law, the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.
General Data Protection Regulation
Many countries outside of the United States maintain rigorous laws governing the privacy and security of personal information. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or EEA, and the processing of personal data that takes place in the EEA, is subject to the European Union General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches and taking certain measures when engaging third-party processors.

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. This CJEU decision may lead to increased scrutiny on data transfers from the EU to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

As with other issues related to Brexit, there are open questions about how personal data will be protected in the U.K. and whether personal information can transfer from the EU to the U.K. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. While the Data Protection Act 2018 in the U.K. that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the U.K., it is still unclear whether transfer of data from the EEA to the U.K. will remain lawful under GDPR. The U.K. government has already determined that it considers all European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the U.K. to the European Union/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the U.K. as being “essentially adequate” for purposes of data transfer from the EU to the U.K., although this decision may be re-evaluated in the future.

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products.
Pharmaceutical Coverage, Pricing and Reimbursement
In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. In addition, third-party payors may impose prior authorization or step edit requirements requiring patients to have tried other therapies prior to our products for coverage. Payors may also decline to include our products or product candidates on their formulary, which means that unless healthcare providers seek a medical exception for coverage, the payors will not pay for the product.
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
Dialysis-related drugs are included in the ESRD Bundle if they fall into functional categories such as anemia management and bone and mineral metabolism, except that oral-only drugs are exempted from inclusion until 2025. In a final ESRD PPS rule published in November 2018, CMS confirmed that it will expand the TDAPA to all new dialysis drugs approved by the FDA after January 1, 2020. The TDAPA provides separate payment for new drugs for two years based on the drug’s Average Sales Price, or ASP, that will be in addition to the base rate in order to facilitate the adoption of innovative therapies. Although there are several details that need further clarification, including precise timing related to receiving codes to allow for reimbursement under TDAPA, which codes are assigned on a quarterly basis, the rule provides support for our assumption that new anemia treatments, including those in the HIF-PH inhibitor class, will be included in the ESRD Bundle and will be eligible for separate payment initially under TDAPA.
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
Dialysis Organizations Protocols

Dialysis organizations have their own formularies that list primary or preferred therapeutic options based on contracting status with drug manufacturers. While a prescriber may make their own independent decision to prescribe what they determine most appropriate for a given patient, any non-formulary therapeutic options are only available through an exception process based on clinical need. Similar to how payor coverage may affect the sales of a product, formulary status within dialysis organizations may affect what products are prescribed within that specific organization. Therefore, if a product is not on a formulary, the prescribers within that organization may be less likely to prescribe that product or may have a difficult time prescribing that product, resulting in less sales. Further, one dialysis organization’s determination to add a product to their formulary does not assure that other dialysis organizations will also add the product to theirs. There is always a risk a dialysis organization will not contract with a drug manufacturer for a specific product, resulting in that product not being on that organization’s formulary. Additionally, dialysis organizations typically assess a product’s efficacy before adding it to their formulary. Their process for assessing a product may differ among organizations and the timing of such assessment could delay adding such treatment to formulary, further affecting product sales.
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
•the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to be made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government
• HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
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
•the federal transparency requirements, known as the federal Physician Payments Sunshine Act (renamed the Open Payments Act), under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers and their immediate family members;
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

Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, such as Medicare and Medicaid. Ensuring compliance is time consuming and costly. Similar healthcare laws and regulations exist in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information.

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
•the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has not been clearly defined. The ACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and
•established the Center for Medicare and Medicaid Innovation within CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 203. Pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed by the prior administration on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The prior administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new executive order that directs federal agencies to reconsider rules and other policies that limit access to healthcare, and consider actions that will protect and strengthen that access. Under this order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and under the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

Pharmaceutical Prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, the prior administration issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs the Department of Health and Human Services, or HHS, to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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
Our international operations could also be subject to compliance with national laws of other countries, such as the United Kingdom Bribery Act. of 2010, or U.K. Bribery Act. The U.K. Bribery Act applies to any company “carrying on business” in the U.K., irrespective of where the offending conduct occurs. The U.K. Bribery Act applies to bribery activities both in the public and private sector and prohibits the provision of an “advantage” intended to induce or reward “improper performance” of the recipient’s function. The failure by a company to prevent third parties from providing a bribe on its behalf could also constitute an offense. Penalties under the U.K. Bribery Act include potentially unlimited fines for companies and criminal sanctions for corporate officers under certain circumstances.
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
Employees and Human Capital Resources
As of December 31, 2021, we had 426 employees, all of whom were full-time. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.
Retention, growth, training and development of our employees are integral to our success. We offer competitive compensation (including base salary, incentive bonus, and long-term equity awards tied to the value of our stock price) as well as benefits packages designed to attract, motivate and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create value for our stockholders. Our compensation program is designed to differentiate us from our talent competition and incentivize achievement of corporate goals, individual performance and demonstrate our corporate values. In addition, we provide development and leadership opportunities to our employees to cultivate talent throughout the Company.

We are committed to our employees’ health, safety and well-being. In March 2020, in response to the COVID-19 pandemic, we adjusted our workplace policies to allow employees to work from home and in 2021 we remodeled our work paradigm to one that is flexible and designed to accommodate a range of work profiles from office based, to hybrid to fully remote, to field-based, allowing us to maximize productivity and performance. Further, in October 2021, to comply with federal, state and local mandates and guidelines, and in an effort to keep our employees safe, we announced a requirement that all of our employees be fully vaccinated by January 1, 2022, subject to medical and religious exemptions. Recognizing the pandemic has had an impact on well-being as well as the availability of support services, we recently launched Modern Health, a platform focused on services to support employees’ and their dependents in areas such as mental, physical, financial, social and professional health, making it easier for them to get personalized care faster.

We are also committed to diversity, equality and inclusion, and this is reflected in Akebia’s leadership. Two members of our Board of Directors, Cynthia Smith and LeAnne M. Zumwalt, are women, and women comprise approximately 45% of our senior management team. In addition, in November 2021, we appointed Ron Frieson to our Board of Directors.

With the goal of ensuring every employee is included, supported, and treated equitably, we developed a team (IDEA – Inclusion, Diversity & Equity Alliance) to support and guide Akebia as a diverse, inclusive, and culturally intelligent workplace. Over the past year this team has worked to identify areas for growth and education in order to develop processes, systems and actions that will enable us to continue to build an inclusive workplace and a diverse workforce. We also provide access to LinkedIn Learning, an online learning platform that recommends expert-led courses for relevant skill development for all of our employees.

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

Item 1A. Risk Factors

We face a variety of risks and uncertainties in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also become important factors that affect our business. If any of the following risks occurs, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to our Financial Position, Need for Additional Capital and Growth Strategy

Our business is substantially dependent on the commercial success of Auryxia® (ferric citrate) and the regulatory approval and commercial success of vadadustat. If we do not obtain regulatory approval for vadadustat in the United States on a timely basis, or at all, or if we are unable to successfully commercialize current and future indications of Auryxia or vadadustat on a timely basis, or at all, our business, financial condition and future profitability will be materially harmed.

Our business and our ability to generate product revenue depend almost entirely on our, and our collaborators’, ability to successfully commercialize Auryxia, obtain regulatory approval of vadadustat by the U.S. Food and Drug Administration, or FDA, and successfully commercialize vadadustat, if approved, and the level of market adoption for, and the continued use of, our products and product candidates, if approved. If we are not successful in obtaining regulatory approval for vadadustat, or commercializing any approved product, including achieving and maintaining an adequate level of market adoption, our profitability and our future business prospects will be adversely impacted.

Vadadustat is an investigational drug and is not approved by the FDA or any regulatory authority with the exception of Japan’s Ministry of Health, Labour and Welfare. We submitted a New Drug Application, or NDA, to the FDA for vadadustat for the treatment of anemia due to chronic kidney disease, or CKD, in adult dialysis-dependent and non-dialysis dependent patients in March 2021 and the FDA assigned the application standard review and a Prescription Drug User Fee Act, or PDUFA, target action date of March 29, 2022. There is no guarantee that vadadustat will receive regulatory approval from the FDA by the PDUFA date, whether vadadustat will be approved at all and, if approved, whether the scope of approval will include the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients. We will not be able to market or commercialize vadadustat in the United States unless and until it is approved. In the event that vadadustat does not receive regulatory approval on a timely basis, or at all, our financial condition would be materially harmed.

In addition, the success of Auryxia, vadadustat, if approved, and any current or future product candidates, including those that may be in-licensed or acquired, and our ability to generate product revenue and achieve profitability, depends on several factors, including:

•the timing and scope of marketing approvals for vadadustat and any other product candidate, if approved, including those that may be in-licensed or acquired;
•maintaining marketing approvals for Auryxia, vadadustat, if approved, and any other product, including those that may be in-licensed or acquired;
•obtaining adequate or favorable pricing and reimbursement from private and governmental payors for Auryxia, vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired;
•obtaining and maintaining market acceptance of Auryxia, vadadustat, if approved, and any other product candidate, including those that may be in-licensed or acquired;
•the size of any market in which Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired, receives approval and obtaining adequate market share in those markets;
•actual or perceived advantages or disadvantages of our products or product candidates as compared to alternative treatments, including their respective safety, tolerability and efficacy profiles, the potential convenience and ease of administration and cost;
•maintaining an acceptable safety and tolerability profile of our approved products, including the frequency and severity of any side effects;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies, based, in part, on their perception of our clinical trial data and/or the actual or perceived safety, tolerability and efficacy profile;
•establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate supplies of products that are compliant with good manufacturing practices, or GMPs, to support the clinical development and the market demand for Auryxia, vadadustat, if approved, and any other product and product candidate, including those that may be in-licensed or acquired;
•current and future restrictions or limitations on our approved or future indications and patient populations or other adverse regulatory actions or in the event that the FDA requires Risk Evaluation and Mitigation Strategies, or REMS, or risk management plans that use restrictive risk minimization strategies;
•the effectiveness of our sales, marketing, manufacturing and distribution strategies and operations;

•competing effectively with any products for the same or similar indications as our products;
•maintaining, protecting and expanding our portfolio of intellectual property rights, including patents and trade secrets; and
•the impact of the novel coronavirus disease, or COVID-19, pandemic on the above factors, including the limitation of our sales professionals to meet in person with healthcare professionals as the result of travel restrictions or limitations on access for non-patients.

Market acceptance is critical to our ability to generate significant product revenue. Any product may achieve only limited market acceptance or none at all. If any of our approved products is not accepted by the market to the extent that we expect or market acceptance decreases, we may not be able to generate significant product revenue and our business would be materially harmed. Market acceptance of any approved product depends on a number of other factors, including:

•the availability of adequate coverage and reimbursement by and the availability of discounts, rebates and price concessions from third party payors, pharmacy benefit managers, or PBMs, and governmental authorities;
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
•the frequency and severity of adverse side effects;
•favorable or adverse publicity about our products or favorable or adverse publicity about competing products;
•the effectiveness of our and our collaborators’ sales, marketing and distribution efforts; and
•the restrictions on the use of the product together with other medications, if any.

We have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses and cannot guarantee when, if ever, we will become profitable or attain positive cash flows.

Investment in pharmaceutical product development and commercialization is highly speculative because it requires upfront capital expenditures and there is significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities and, following the merger, or the Merger, whereby Keryx Biopharmaceuticals, Inc., or Keryx, became a wholly owned subsidiary of ours, commercialization. We have financed our operations primarily through sales of equity securities, our strategic collaborations and, following the Merger, product revenues, a royalty monetization transaction and debt. Prior to the Merger, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable and have incurred net losses each year since our inception, including net losses of $282.8 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $1.5 billion. We cannot guarantee when, if ever, we will become profitable.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. The amount of our future net losses will depend, in part, on the rate of our future expenditures, and our financial position will depend, in part, on product revenue, collaboration revenue, and our ability to obtain additional funding. We expect to continue to incur significant expenses if and as we:

•conduct and enroll patients in any clinical trials, including post-marketing studies or any other clinical trials for Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired;
•continue our commercialization activities for Auryxia and vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired;
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

•conduct discovery and development activities for additional product candidates or platforms that may lead to the discovery of additional product candidates;
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

We have and will continue to expend significant resources in our legal proceedings, as described under Part I, Item 3. Legal Proceedings, or any other legal proceedings brought by or against us in the future.

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

Even if we succeed in receiving marketing approval for, and are able to commercialize vadadustat in the United States and other regions, we will continue to incur substantial expenditures relating to continued commercialization and post-marketing requirements for Auryxia, vadadustat and any other products, including those that may be in-licensed or acquired, as well as costs relating to the research and development of any other product candidate, including those that may be in-licensed or acquired. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities, or if we otherwise believe it is necessary, to change our manufacturing processes or assays, to amend or replace our study protocols, to conduct any additional clinical trials, whether in order to obtain approval or as a post-approval study, to perform studies in addition to, different from or larger than those currently planned, if there are any delays in completing our clinical trials or if there are delays in or issues with obtaining marketing approval for vadadustat in the United States, the European Union, or EU, or other jurisdictions. In addition, our ability to generate revenue would be negatively affected if the size of our addressable patient population is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we sought or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. Even though we generate product revenue from Auryxia and royalties from Riona and VafseoTM, in Japan and may generate revenue and royalties from the sale of any products that may be approved in the future, including those that may be in-licensed or acquired, we may never generate revenue and royalties that are significant enough for us to become and remain profitable, and we will need to obtain additional funding to continue operations.

We will require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed, or on acceptable terms, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

As of December 31, 2021, our cash and cash equivalents and available for sale securities were $149.8 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia and seek regulatory approval for and commercialize vadadustat, if approved, and develop and commercialize any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with research and development, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of our current and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete clinical development for any current or future product candidates, including vadadustat if additional clinical trials are required in order to obtain marketing approval, or to complete post-marketing studies for Auryxia and vadadustat, if approved. Our future capital requirements depend on many factors, including:

•the scope, progress, results and costs of conducting clinical trials or any post-marketing requirements or any other clinical trials for Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired;
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
•the outcome of our efforts to obtain marketing approval for vadadustat in the United States, Europe and in other jurisdictions and any other product candidates, including those that may be in-licensed or acquired, including any additional clinical trials or post-approval commitments imposed by regulatory authorities;
•the timing of, and the costs involved in obtaining, marketing approvals for vadadustat and any other product candidate, including those that may be in-licensed or acquired, including to fund the preparation, filing and prosecution of regulatory submissions;
•the costs of maintaining marketing approvals for Auryxia or any other product, including those that may be in-licensed or acquired;
•the cost of securing and validating commercial manufacturing for any of our product candidates, including those that may be in-licensed or acquired, and maintaining our manufacturing arrangements for Auryxia and vadadustat or any other product, including those that may be in-licensed or acquired, or securing and validating additional arrangements;
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

We expect our cash resources to fund our current operating plan through at least the next twelve months from the filing of this Annual Report on Form 10-K. We have based these estimates on assumptions that may prove to be wrong due to a variety of factors, including due to the effects of the ongoing COVID-19 pandemic, and we could use our available capital resources sooner than we currently expect. However, the potential timely regulatory approval of vadadustat and the receipt of associated regulatory milestones is an important source of funding of our cash runway, which are outside of our control. We expect to finance future cash needs through product revenue, public or private equity or debt transactions, payments from our collaborators (including associated regulatory approval milestones), royalty transactions, strategic transactions, or a combination of these approaches. In any event, we will require additional funding to fund our operating plan beyond the next twelve months, including to pursue development and commercial activities related to Auryxia and vadadustat, if approved, or any additional products and product candidates, including those that may be in-licensed or acquired. If we are unable to obtain sufficient funding, we could be required to delay our development efforts, limit activities and reduce costs, which could adversely affect our business prospects. There can be no assurance, that the current operating plan will be achieved in the time frame anticipated by us, or that its cash resources will fund our operating plan for the period anticipated by us or that additional funding will be available on terms acceptable to us, or at all.

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Annual Report on Form 10-K.

We believe that our cash resources will be sufficient to fund our current operating plan through at least the next twelve months from the filing of our 2021 Annual Report on Form 10-K. However, there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within twelve months after the date the financial statements are issued and certain elements of our operating plan are outside of our control, including the potential regulatory approval of vadadustat and the receipt of associated regulatory milestones, that cannot be considered probable. Therefore, the report from our independent registered public accounting firm for the year ended December 31, 2021 includes an explanatory paragraph stating that our losses from operations and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern for a period of one year after the date the financial statements are issued. See Note 1 to our consolidated financial statements appearing elsewhere in our Annual Report on Form 10-K for additional information on our assessment.

If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to us, or at all.

Pursuant to covenants in the Loan Agreement, as amended by the First Amendment and Waiver, our Quarterly Reports on Form 10-Q for the fiscal quarters ending June 30, 2022 and September 30, 2022 and our Annual Report on Form 10-K thereafter, must not be subject to any qualification as to going concern. If we do not satisfy the covenant as to going concern in any of these filings, we will be in default under the Loan Agreement. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement, which we may not have the available cash resources to repay at such time. If we are required to repay amounts due under the Loan Agreement earlier than anticipated, it could have a material adverse effect on our business, results of operations and financial condition.

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

We may not be successful in our efforts to identify, acquire, in-license, discover, develop and commercialize additional products or product candidates or our decisions to prioritize the development of certain product candidates over others may not be successful, which could impair our ability to grow.

Although we continue to focus a substantial amount of our efforts on the commercialization of Auryxia and seeking regulatory approval for, and potential commercialization of, vadadustat, a key element of our long-term growth strategy is to develop additional product candidates and acquire, in-license, develop and/or market additional products and product candidates.

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
•a product candidate may be shown to have harmful side effects, a lack of efficacy or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and/or achieve market acceptance ;
•product candidates we develop may nevertheless be covered by third party patents or other exclusive rights;
•the market for a product candidate may change during our program so that the continued development of that product candidate is no longer commercially reasonable;
•a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or
•a product candidate may not be accepted as safe and effective by patients, the medical community, or third party payors, if applicable.

If any of these events occur, we may be forced to abandon our research and development efforts for one or more of our programs, or we may not be able to identify, discover, develop or commercialize additional product candidates, which may have a material adverse effect on our business.

Because we have limited financial and managerial resources, we focus on products, research programs and product candidates for specific indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications, or outlicense rights to product candidates, that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.

Because our internal research capabilities are limited, we may be dependent upon other pharmaceutical and biotechnology companies, academic scientists, and other researchers to sell or license product candidates, products or technology to us. The success of this strategy depends partly upon our ability to identify, select, and acquire promising product candidates and products. The process of identifying, selecting, negotiating and implementing a license or acquisition of a product candidate or an approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of a product candidate or an approved product. We have limited resources to identify and execute the acquisition or in-licensing of third party products, businesses, and technologies and integrate them into our current infrastructure.

Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA, the EMA, the Japanese Pharmaceuticals and Medical Devices Agency, or PMDA, or other regulatory authorities, or post-approval testing or other requirements if approved. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any of our products will be manufactured profitably, achieve market acceptance or not require substantial post-marketing clinical trials.

Accordingly, there can be no assurance that we will ever be able to identify, acquire, in-license or develop suitable additional products or product candidates, which could materially adversely affect our future growth and prospects. We may focus our efforts and resources on potential products, product candidates or other programs that ultimately prove to be unsuccessful.

We may engage in strategic transactions to acquire assets, businesses, or rights to products, product candidates or technologies or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt, or cause us to incur significant expense.

As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our portfolio, including through the acquisition or in-license of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to the Merger and our existing collaboration and license arrangements. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on favorable terms, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation and integration of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition. For example, on June 4, 2021, we entered into a License Agreement, the Cyclerion Agreement, with Cyclerion Therapeutics Inc., or Cyclerion, pursuant to which Cyclerion granted us an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase, or sGC, stimulator. If we are unsuccessful in developing praliciguat or if any of the assumptions that we made in valuing the transaction, including the costs of development, were incorrect, we may not recognize the anticipated benefits of the transaction and our business could be harmed.

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
•entry into indications or markets in which we have no or limited development or commercial experience and where competitors in such markets have stronger market positions; and
•other challenges associated with managing an increasingly diversified business.

If we are unable to successfully manage any transaction in which we may engage, our ability to develop new products and continue to expand and diversify our portfolio may be limited.

Our business has been and may continue to be, directly or indirectly, adversely affected by the COVID-19 pandemic.

The ongoing COVID-19 pandemic has presented a substantial public health and economic challenge around the world and continues to affect our employees, patients, healthcare providers with whom we interact, customers, collaboration partners, contract research organizations, or CROs, our contract manufacturing organizations, or CMOs, vendors, communities and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition continues to depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, any resurgences or variants of COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets where the healthcare providers with whom we interact, our partners, our CROs, our CMOs, and our other vendors operate.

We believe our revenue growth was negatively impacted by the COVID-19 pandemic in 2021 primarily as the CKD patient populations that we serve continue to experience both high hospitalization and mortality rates due to COVID-19. While we are unable to quantify the impact of the COVID-19 pandemic on future revenues and revenue growth, COVID-19 continues to adversely and disproportionately impact CKD patients; therefore, we expect COVID-19 to continue to have a negative impact on our revenue growth for the foreseeable future.

The majority of our office-based employees began working from home in March 2020 and continue to primarily work from home. While most of our office-based operations can be performed remotely, there is no guarantee that we will continue to be as effective while working remotely because our team is dispersed, which has limited valuable in person employee team interactions, and employees may become sick themselves and be unable to work. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches.

Moreover, our future success and profitability substantially depends on the management skills of our executives and certain other key employees. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy and we may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability. For example, as of January 1, 2022, we have required all of our employees be fully vaccinated, subject to limited medical and religions exemptions in accordance with applicable laws. At this time, it is not possible to predict with certainty the exact impact that our vaccine requirement will continue to have on us or on our workforce. The vaccine requirement has resulted, and may continue to result, in employee distraction and could result in litigation and difficulty securing future labor need. This could have an adverse effect on our business, results of operations and cash flows.

In addition, several healthcare facilities have previously restricted access for non-patients, including the members of our sales force. For example, DaVita, Inc., or DaVita, and Fresenius Medical Care, or Fresenius, which account for a vast majority of the dialysis population in the United States, have previously restricted access to their clinics. As a result, we continue to engage with some healthcare providers and other customers virtually, where possible. The restrictions on our customer-facing employees’ in-person interactions with healthcare providers has, and could continue to, negatively impact our access to healthcare providers and, ultimately, our sales, including with respect to vadadustat, if approved. Recently, such precautionary measures have been relaxed at certain healthcare facilities and, as a result, members of our sales force have resumed in person interactions with certain customers. Nevertheless, some restrictions remain, and more restrictions may be put in place again due to a resurgence in COVID-19 cases, including those involving new variants of COVID-19, which may be more contagious and more severe than prior strains of the virus. Given this uncertain environment and the disproportionate impact of the COVID-19 pandemic on CKD patients, we are actively monitoring the demand for Auryxia and will be for vadadustat, if approved including the potential for further declines or changes in prescription trends and customer orders, which could have a material adverse effect on our business, results of operations, and financial condition.

In addition, the direct and indirect impacts of the pandemic or the response efforts to the pandemic, including, among others, competition for labor and resources and increases in labor, sourcing, manufacturing and shipping costs, may cause disruptions to, closures of or other impacts on our CMOs and other vendors in our supply chain on which we rely for the supply of our products and product candidates. At this time, our CMOs continue to operate at or near normal levels. However, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our contract manufacturers’ ability to manufacture and deliver Auryxia and vadadustat (if approved in the United States and which is currently marketed under the trade name VafseoTM by MTPC in Japan), which may result in increased costs and delays, or disruptions to the manufacturing and supply of our products. These impacts could have a negative effect on our inventory reserves, which could result in an increase in inventory write-offs due to expiry.

The pandemic has resulted in closures of and may continue to impact clinical trial sites on which we rely and will rely on in the future for the completion of certain clinical trials. COVID-19 pandemic precautions have caused moderate delays in enrolling new clinical trials and may cause delays in enrolling future clinical trials. Further, the pandemic has impacted and is likely to continue to impact the business of the FDA, the EMA and other government authorities, which potentially could result in delays in meetings, reviews, inspections and approvals relating to our product and product candidates. Any decision by the FDA, EMA or other governmental authorities to delay meeting with us or our collaboration partners or delay scheduling inspections in light of COVID-19 could have a material adverse effect on clinical trials of our product candidates or on our efforts to obtain marketing approvals for vadadustat, which could increase our operating expenses and have a material adverse effect on our financial results, including the timing and amount of future regulatory milestones we could receive from our collaboration partners.

If we or any of the third parties with whom we engage, including our collaboration partners, were to experience further shutdowns, delays or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business and our financial results.

The COVID-19 pandemic may continue to significantly impact economies and financial markets worldwide, which could result in adverse effects on our business and operations, impact our ability to raise additional funds and impact the volatility of our stock price and trading in our stock. Even after the COVID-19 pandemic has been contained or mitigated, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. In particular, areas we are monitoring include possible COVID-related changes in our commercial revenue payor mix, overall product sales, and reserves and allowances, as well as negative trends that could potentially have a further significant impact on product demand and, ultimately, product revenue, or could cause goodwill, intangible assets, and other assets to be impaired. This uncertain pandemic environment has presented new risks to our business. While we are working to mitigate the impacts on our business, we are mindful that many of these risks and the impact to the larger healthcare market are outside of our control. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and the magnitude of which cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19, and the effectiveness of vaccines against virus variants.

Risks Related to our Financial Arrangements

Our obligations in connection with the loan agreement with Pharmakon and requirements and restrictions in the loan agreement could adversely affect our financial condition and restrict our operations.

In November 2019, we entered into a loan agreement with funds managed by Pharmakon Advisors LP, or Pharmakon, pursuant to which senior secured term loans in an aggregate principal amount of $100.0 million, or the Term Loans, were made available to us in two tranches. The first tranche of $80.0 million closed on November 25, 2019, and the second tranche of $20.0 million closed on December 10, 2020. We entered into a First Amendment and Waiver to the Loan Agreement with Pharmakon in February 2022. See Note 11 to our audited condensed consolidated financial statements in Part II, Item 8. Financial Statements of this Annual Report on Form 10-K for additional information regarding our obligations under the loan agreement, as amended, or the Loan Agreement.

The Loan Agreement contains affirmative and negative covenants applicable to us and our subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold, which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia, which started in the fourth quarter of 2020. In addition, the Loan Agreement contains covenants that our Quarterly Reports on Form 10-Q for the fiscal quarters ending June 30, 2022 and September 30, 2022 and our future Annual Reports on Form 10-K, must not be subject to any qualification as to going concern. Failure to maintain compliance with these or other covenants would result in an event of default under the Loan Agreement, which could result in enforcement action, including acceleration of amounts due under the Loan Agreement. Additionally, the liabilities under the Loan Agreement will be accelerated, subject to certain exceptions, if we are required to repay to Vifor (International) Ltd., or Vifor Pharma, all or a part of the working capital facility established in connection with the Second Amended and Restated Vifor License Agreement that we entered into with Vifor Pharma, in February 2022, or the Vifor Second Amended Agreement, as a result of certain terminations of the Vifor Second Amended Agreement or otherwise.

In the event there is an acceleration of our and certain of our subsidiaries’ liabilities under the Loan Agreement as a result of an event of default or otherwise, we may not have sufficient funds or may be unable to arrange for additional financing to repay the liabilities or to make any accelerated payments, and Pharmakon could seek to enforce security interests in the collateral securing the Loan Agreement and our guarantee of the Term Loans, which would have a material adverse effect on our business, financial condition and results of operations.

The Loan Agreement permits voluntary prepayment at any time in whole or in part, subject to prepayment premiums and make-whole premiums prior to certain dates. Upon a change of control, mandatory prepayment provisions require us to prepay the principal amount outstanding, the applicable prepayment premium and make-whole premium and accrued and unpaid interest. In addition, our obligations in connection with the Loan Agreement could have additional significant adverse consequences, including, among other things:

•restricting our activities, including limitations on transferring certain of our assets, engaging in certain transactions, terminating certain agreements, including the Vifor Second Amended Agreement, incurring certain additional indebtedness, creating certain liens, paying dividends or making certain other distributions and investments;
•limiting our flexibility in planning for, or reacting to, changes in our business and our industry;
•placing us at a possible competitive disadvantage compared to our competitors who have a smaller amount of debt or competitors with comparable debt at more favorable interest rates; and
•limiting our ability to borrow additional amounts for working capital, capital expenditures, research and development efforts, acquisitions, debt service requirements, execution of our business strategy and other purposes.
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

Risks Related to Commercialization

If we are unable to maintain or expand sales and marketing capabilities or enter into additional agreements with third parties, we may not be successful in commercializing Auryxia, vadadustat, if approved, or any other product candidates that may be approved.

In order to market any approved product, we intend to continue to invest in sales and marketing, which will require substantial effort and significant management and financial resources. We have built a commercial infrastructure and sales force in the United States for Auryxia, our first commercial product, and while we believe that we can leverage this commercial foundation for vadadustat, if approved, if we are unable to do so successfully this would materially harm our business. Training a sales force to successfully sell and market a new commercial product is expensive and time-consuming and could delay any commercial launch of such product candidate. We may underestimate the size of the sales force required for a successful product launch and we may need to expand our sales force earlier and at a higher cost than we anticipated. If the commercial launch of vadadustat is delayed or does not occur for any reason, including if we do not receive marketing approval in the timeframe we expect, or at all, we may have prematurely or unnecessarily incurred commercialization expenses.

We devote significant effort, in particular, to recruiting individuals with experience in the sales and marketing of pharmaceutical products. Competition for personnel with these skills is significant and retaining qualified personnel with experience in our industry is difficult. Further, the continuing or recurring restrictions placed on recruiting, training and retention by the ongoing COVID-19 pandemic may further exacerbate these conditions and interfere with our ability to find and retain qualified personnel. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. At the same time, we may face high turnover, requiring us to expend time and resources to source, train and integrate new employees.

There are risks involved with maintaining our own sales and marketing capabilities, including the following:
•potential inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•potential inability of sales personnel to obtain access to physicians, including because of restrictions due to COVID-19;
•potential lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•costs and expenses associated with maintaining our own sales and marketing organization.

If we are unable to maintain our own sales and marketing capabilities, we will not be successful in commercializing Auryxia, vadadustat, if approved, and any other product candidate that may be approved.

Furthermore, if we are unable to maintain our arrangements with third parties with respect to sales and marketing, if we are unsuccessful in entering into additional arrangements with third parties to sell and market our products or we are unable to do so on terms that are favorable to us, or if such third parties are unable to carry out their obligations under such arrangements, it will be difficult to successfully commercialize our product and product candidates, including vadadustat, if approved. For example, if in connection with the Vifor Second Amended Agreement, we experience difficulties with Vifor Pharma, or if Vifor Pharma experiences difficulties with other parties to whom it expects to sell vadadustat, if approved, our ability to commercialize vadadustat will be severely hindered and our business operations will be materially harmed.

Our, or our partners', failure to obtain or maintain adequate coverage, pricing and reimbursement for Auryxia, vadadustat, if approved, or any other future approved products, could have a material adverse effect on our or our collaboration partners’ ability to sell such approved products profitably and otherwise have a material adverse impact on our business.

Market acceptance and sales of any approved products, including Auryxia and, if approved, vadadustat, depends significantly on the availability of adequate coverage and reimbursement from third party payors and may be affected by existing and future healthcare reform measures. Governmental authorities, third party payors, and PBMs decide which drugs they will cover, as well as establish formularies or implement other mechanisms to manage utilization of products and determine reimbursement levels. We cannot be sure that coverage or adequate reimbursement will be available for Auryxia, vadadustat, if approved, or any of our potential future products. Even if we obtain coverage for an approved product, third party payors may not establish adequate reimbursement amounts, which may reduce the demand for our product and prompt us to have to reduce pricing for the product. If reimbursement is not available or is limited, we may not be able to commercialize certain of our products.

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

As an oral drug, Auryxia is covered by Medicare only under Part D. However, in September 2018, CMS decided that Auryxia would no longer be covered by Medicare for the treatment of iron deficiency anemia, or IDA, in adult patients with NDD-CKD, or the IDA Indication, or the CMS Decision. While this decision does not impact CMS coverage of the control of serum phosphorus levels in adult patients with DD-CKD, or the Hyperphosphatemia Indication, it requires Part D plan sponsors to impose prior authorization or other steps to ensure that Auryxia is used only for the Hyperphosphatemia Indication. While we believe that the vast majority of the Medicare prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Medicare with prior authorization, the CMS Decision has had and will continue to have an adverse impact on the sales and future growth of Auryxia for the Hyperphosphatemia Indication and the IDA Indication. For example, in the second quarter of 2020, we reduced our short-term and long-term Auryxia revenue forecast, primarily driven by the compounding impact of the CMS Decision. As a result, we recorded an impairment charge of $115.5 million to the Auryxia intangible asset associated with the developed product rights for Auryxia during the three months ended June 30, 2020.

Medicaid reimbursement of drugs varies by state. Private third-party payor reimbursement policies also vary and may or may not be consistent with Medicare reimbursement methodologies. Manufacturers of outpatient prescription drugs may be required to provide discounts or rebates under government healthcare programs or to certain third-party payors in order to obtain coverage of such products.

Additionally, we may be required to enter into contracts with third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status and we may not be able to agree upon commercially reasonable terms with such third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, third party payors, PBMs and other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. Four distributors, Fresenius Medical Care Rx, McKesson Corporation, Cardinal Health, Inc. and Amerisource Bergen Drug Corporation, in the aggregate, accounted for a significant percentage of our gross accounts receivable as of December 31, 2021. If we are not able to maintain our arrangements with these key distributors on favorable terms, on a timely basis or at all, or if there is any adverse change in one or more of these distributors’ business practices or financial condition, it would adversely impact the market opportunity for Auryxia, our product revenues and operating results.

Furthermore, vadadustat was approved in Japan for the treatment of adult patients with anemia due to CKD and is being marketed by MTPC in Japan under the trade name VafseoTM. Pricing and reimbursement strategy is a key component of MTPC’s commercialization plans for Vafseo in Japan. If coverage and reimbursement terms change, MTPC may not be able to, or may decide not to, continue commercialization of Vafseo in Japan.

Although we currently believe it is likely that vadadustat, if approved, will be reimbursed using the Transitional Drug Add-on Payment Adjustment, or TDAPA, followed by reimbursement via the bundled reimbursement model, if vadadustat is neither reimbursed under the TDAPA nor the bundled reimbursement model, then patients would access vadadustat through contracts we negotiate with third party payors for reimbursement of vadadustat, which would be subject to the risks and uncertainties described above. Additionally, applying for and obtaining reimbursement under the TDAPA is expected to take several months following approval, which will affect adoption, uptake and product revenue for vadadustat during that time, and if there are updates to the TDAPA rule that decrease the basis for reimbursement or eligibility criteria during the transition period or if the TDAPA is eliminated, then our profitability may be adversely affected. For example, the Medicare Payment Advisory Commission, or MedPAC, an independent legislative branch advisory body to Congress on issues related to the Medicare program, has recommended that TDAPA not be provided to newly approved drug products considered to fall within “functional categories” for which costs are already accounted for in the bundled reimbursement model, such as for anemia management drugs.

Further, if vadadustat is approved in the United States and included in the fixed reimbursement model for a bundle of dialysis services, or the bundle, we would be required to enter into contracts to supply vadadustat to specific dialysis providers, instead of through distributors, which we believe could be challenging. The dialysis market is unique and is dominated by two providers: DaVita and Fresenius, which account for a vast majority of the dialysis population in the United States. Under the Vifor Second Amended Agreement, we granted Vifor Pharma an exclusive license to sell vadadustat to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of group purchase organizations, and to certain non-retail specialty pharmacies in the United States, or the Territory. We refer to Fresenius Medical Care North America and its affiliates, these organizations and specialty pharmacies collectively as the “Supply Group". See Note 4 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information regarding the Vifor Second Amended Agreement. If vadadustat is approved and we are not able to maintain the Vifor Second Amended Agreement or enter into a supply agreement with DaVita or other dialysis clinics, our business may be materially harmed.

Similar to how payor coverage may affect the sales of a product, formulary status within dialysis organizations may affect what products are prescribed within that specific organization. Therefore, if a product is not on a formulary, the prescribers within that organization may be less likely to prescribe that product or may have a difficult time prescribing that product, resulting in less sales. Further, one dialysis organization’s determination to add a product to their formulary does not assure that other dialysis organizations will also add the product to theirs. There is always a risk a dialysis organization will not contract with a drug manufacturer for a specific product, resulting in that product not being on that organization’s formulary. If any dialysis organization does not add vadadustat, if approved, to the formulary, our business may be materially harmed.

In addition, we may be unable to sell Auryxia or vadadustat, if approved, to dialysis providers on a profitable basis if CMS significantly reduces the level of reimbursement for dialysis services and providers choose to use alternative therapies or look to re-negotiate their contracts with us. Our profitability may also be affected if our costs of production increase faster than increases in reimbursement levels. Adequate coverage and reimbursement of our products by government and private insurance plans are central to patient and provider acceptance of any products for which we receive marketing approval.

Further, in many countries outside the United States, a drug must be approved for reimbursement before it can be marketed or sold in that country. In some cases, the prices that we intend to charge for our products are also subject to approval. Approval by the FDA does not ensure approval by reimbursement authorities outside the United States, and approval by one reimbursement authority outside the United States does not ensure approval by any other reimbursement authorities. However, the failure to obtain reimbursement in one jurisdiction may negatively impact our ability to obtain reimbursement in another jurisdiction. We may not be able to obtain such reimbursement approvals on a timely basis, if at all, and favorable pricing in certain countries depends on a number of factors, some of which are outside of our control.

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

Auryxia is competing in the hyperphosphatemia market in the United States with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Sanofi, PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of the phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) or could otherwise enter the market, including Ardelyx, Inc.’s tenapanor (which is approved in the United States for the treatment of adults with irritable bowel syndrome with constipation, but for which the FDA issued a complete response letter for with respect to the control of serum phosphorus in adult patients with CKD on dialysis), that may impact the market for Auryxia.

Auryxia is competing in the IDA market in the United States with over-the-counter oral iron, ferrous sulfate, other prescription oral iron formulations, including ferrous gluconate, ferrous fumerate, and polysaccharide iron complex, and intravenous iron formulations, including Feraheme® (ferumoxytol injection), Venofer® (iron sucrose injection), Ferrlicit® (sodium ferric gluconate complex in sucrose injection), Injectafer® (ferric carboxymaltose injection), and Triferic® (ferric pyrophosphate citrate). In addition, other new therapies for the treatment of IDA may impact the market for Auryxia, such as Shield Therapeutics' plc's Feraccru® (ferric maltol), which is available in Europe for the treatment of IDA and Accrufer® (ferric maltol), which was launched in the United States for the treatment of IDA in July 2021.

Furthermore, Auryxia’s commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective, safer or offer greater patient convenience than Auryxia. Other companies have product candidates in various stages of preclinical or clinical development to treat diseases and complications of the diseases for which we are marketing Auryxia. In addition, we entered into settlement agreements with each of our ANDA filers pursuant to which we granted licenses to market a generic version of Auryxia in the United States beginning in March 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature, which may impact our business and results of operation.

Drugs that may compete with vadadustat include Epogen® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the United States and Europe, respectively, and Mircera® (methoxy PEG-epoetin beta), commercialized by Vifor Pharma in the United States and Roche Holding Ltd. outside of the United States.

We and our partners may also face competition from potential new anemia therapies. There are several other HIF-PH inhibitor product candidates in various stages of development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by companies such as FibroGen Inc., or FibroGen, together with its collaboration partners, Astellas Pharma Inc. and AstraZeneca PLC, Japan Tobacco International, or JT, GlaxoSmithKline plc, or GSK, and Bayer HealthCare AG, or Bayer.

Furthermore, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce injectable erythropoiesis stimulating agent, or ESA, utilization and thus limit the market potential for vadadustat if they are approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia that may impact the market for anemia-targeted treatment.

In addition, in the United States, FibroGen filed an NDA for its product candidate, roxadustat, with the FDA, but the FDA issued a complete response letter indicating the FDA will not approve the NDA in its present form and requested that an additional clinical trial for roxadustat be conducted prior to resubmission of the NDA or additional response to the FDA's complete response letter. In Europe however, roxadustat is approved for the treatment of anemia in patients with CKD.

In Japan, Vafseo, which is approved for both the DD and NDD indications, competes with roxadustat, daprodustat and enarodustat. Roxadustat is approved for the treatment of anemia due to CKD in patients on dialysis, or DD-CKD, and patients not on dialysis, or NDD-CKD. In addition, daprodustat, GSK’s product candidate, and enarodustat, JT’s product candidate, are approved in Japan for the treatment of anemia due to CKD. In addition. Bayer HealthCare AG has submitted an NDA for its product candidate for the treatment of renal anemia in Japan. In China, roxadustat has launched for the treatment of anemia of DD-CKD and for the treatment of anemia due to CKD in NDD-CKD patients.

A biosimilar is a biologic product that is approved based on demonstrating that it is highly similar to an existing, FDA-approved branded biologic product. The patents for the existing, branded biologic product must expire in a given market before biosimilars may enter that market without risk of being sued for patent infringement. In addition, an application for a biosimilar product cannot be approved by the FDA until 12 years after the existing, branded product was approved under a Biologics License Application, or BLA. The patents for epoetin alfa, an injectable ESA, expired in 2004 in the EU, and the remaining patents expired between 2012 and 2016 in the United States. Because injectable ESAs are biologic products, the introduction of biosimilars into the injectable ESA market in the United States will constitute additional competition for vadadustat if we are able to obtain approval for and commercially launch vadadustat. In the United States, Pfizer’s biosimilar version of injectable ESAs, Retacrit® (epoetin alfa-epbx), was approved by the FDA in May 2018 and launched in November 2018 and several biosimilar versions of injectable ESAs are available for sale in the EU.

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

Our Japanese sublicensee, JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona, the trade name for ferric citrate hydrate in Japan, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of adult patients with IDA in Japan. We also granted Otsuka Pharmaceutical Co. Ltd., or Otsuka, exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. In Japan and certain other countries in Asia, we granted MTPC exclusive rights to commercialize vadadustat, which has been approved and is being marketed by MTPC in Japan under the trade name VafseoTM. In addition, we have conducted and in the future plan to conduct clinical trials outside of the United States for Auryxia, vadadustat and any other product or product candidate that may be in-licensed or acquired. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing Auryxia and vadadustat outside the United States, including, among others:

•political, regulatory, compliance and economic developments, weakness or instability that could restrict our ability to manufacture, market and sell our products;
•changes in international medical reimbursement policies and programs;
•changes in healthcare policies of foreign jurisdictions;
•trade protection measures, including import or export licensing requirements and tariffs and our compliance therewith;
•our ability to develop or manage relationships with qualified local distributors and trading companies;
•diminished protection of intellectual property in some countries outside of the United States;
•differing labor regulations and business practices;
•compliance with laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, the UK Bribery Act or similar local regulation, the EU General Data Protection Regulation, or GDPR, and tax, employment, immigration and labor laws;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad, including as a result of COVID-19; and
•business interruptions resulting from geopolitical actions, including war and terrorism, global pandemics, or natural disasters including earthquakes, typhoons, floods and fires.

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

Risks Related to Product Development

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and we will incur additional costs in connection with, and may experience delays in completing, or ultimately be unable to complete, the development and commercialization of vadadustat and any other product candidates.

The risk of failure in drug development is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical studies and clinical trials are expensive, difficult to design and implement, can take several years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the process. For example, we are currently conducting a clinical trial to evaluate three times per week oral dosing of vadadustat for dialysis dependent patients with anemia due to chronic kidney disease. If we experience delays in the conduct of this clinical trial or the results are not positive, it could affect the market potential of vadadustat, if approved. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, interim results of a clinical trial do not necessarily predict final results, and results of Phase 3 clinical trials for one indication may not be predictive of results of Phase 3 clinical trials for another indication. For example, while we announced positive top-line results from INNO2VATE and vadadustat achieved the primary and key secondary efficacy endpoint in each of the two PRO2TECT studies, the PRO2TECT program did not meet the primary major adverse cardiovascular event, or MACE, safety endpoint. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early stage development, and we may face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. It is impossible to predict when or if any of our product candidates, including vadadustat, will prove effective or safe in humans or will receive marketing approval or on what terms

We may experience numerous unforeseen events during, or as a result of, preclinical development or clinical trials that could delay, prevent or make more challenging our ability to receive or maintain marketing approval or commercialize our product candidates. We may be required to complete additional clinical trials for Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired, in order to obtain or maintain required regulatory approvals. Our preclinical studies and clinical trials may take longer to complete than currently anticipated, or may be delayed, suspended, required to be repeated, prematurely terminated or may not successfully demonstrate safety and/or efficacy needed to obtain or maintain regulatory approval for a variety of other reasons, such as:

•the costs may be greater than we anticipate;
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
•clinical trials of our product candidates may produce negative or inconclusive results or results that may be interpreted in a manner different than we interpret them, and we may decide, or regulators may require us, to conduct additional clinical trials, repeat a clinical trial or abandon product development programs;
•lack of adequate funding to continue a clinical trial, including unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials or repeat a clinical trial and increased expenses associated with the services of our CROs and other third parties;
•we may fail to initiate, delay of or failure to complete a clinical trial as a result of an Investigational New Drug application, or IND, being placed on clinical hold by the FDA, the EMA, the PMDA, or other regulatory authorities, or for other reasons, such as failure to recruit or enroll suitable patients or patients' failure to return for post-treatment follow up;
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
•there may be an inability, delay, or failure in identifying and maintaining a sufficient number of clinical trial sites, many of which may already be engaged in other clinical programs;

•there may be a delay or failure in reaching agreement with the FDA, the EMA, the PMDA or other regulatory authorities on a clinical trial design upon which we are able to execute;
•there may be a delay or failure in obtaining authorization to commence a clinical trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
•there may be delays in reaching, or failure to reach, agreement on acceptable terms with prospective clinical trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
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
•third parties with which we work may fail to comply with good practice quality guidelines and regulations, or GXP, including good laboratory practice, good clinical practice, or GCP, and current good manufacturing practice, or cGMP; or
•there may be changes in governmental regulations or administrative actions.

We may be unable to successfully obtain approval of vadadustat or other product candidates, or to successfully complete clinical trials of Auryxia, vadadustat and other product candidates if the results of those trials and studies are not positive or are only modestly positive, or if there are concerns with the profile due to efficacy or safety. For example, the PRO2TECT program did not meet the primary MACE safety endpoint, and we are remaining cautious in our outlook for potential approval of vadadustat for the treatment of anemia due to CKD in adult non-dialysis dependent patients. If any of the foregoing occurs, the following may occur:

•regulators may require that we conduct additional clinical trials, repeat clinical trials or conduct other studies beyond those that we currently contemplate;
•we may be delayed in obtaining marketing approval for vadadustat or other product candidates;
•we may not obtain marketing approval for vadadustat or other product candidates at all;
•we may obtain approval for indications or patient populations that are not as broad as intended or desired;
•we may obtain approval with labeling that includes significant use or distribution restrictions or safety warnings that would reduce the potential market for any approved product or inhibit our ability to successfully commercialize any approved product;
•a REMS or FDA-imposed risk management plan that use risk minimization strategies to ensure that the benefits of certain prescription drugs outweigh their risks, may be required;
•we may be subject to additional post-marketing restrictions and/or requirements; or
•the product may be removed from the market after obtaining marketing approval.

The COVID-19 pandemic has resulted in closures of and may continue to impact clinical trial sites on which we rely and will rely for the completion of certain clinical trials and may delay enrollment of certain planned and ongoing clinical trials. In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and has thereafter updated it, to address and facilitate the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of the pandemic.

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

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired.

Identifying and qualifying patients to participate in clinical trials is critical to our success. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our clinical trials. Patients may be unwilling to participate in our clinical trials because of concerns about adverse events observed with the product candidate under study, the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations. In addition, in the case of clinical trials of any product candidate, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug. Furthermore, COVID-19 resulted in closures of, and may continue to impact, clinical trial sites on which we rely for the conduct of certain clinical trials and COVID-19 pandemic precautions have caused moderate delays in enrolling new clinical trials and may cause delays in enrolling other new clinical trials. Finally, competition for clinical study sites may limit our access to patients appropriate for our clinical trials. As a result, the timeline for recruiting patients and conducting studies may be delayed. These delays could result in increased costs, delays in advancing our development of any product or product candidate, or termination of the clinical trial altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment is affected by many factors, including:

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
•availability of competing therapies and clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product or product candidate being studied in relation to available therapies or other product candidates in development;
•efforts to facilitate timely enrollment in clinical trials;
•clinical trial sites and investigators failing to perform effectively; and
•patient referral practices of physicians.

We may not be able to initiate or complete clinical trials in a timely manner, or at all, if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by regulatory agencies. If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which may delay approval, or result in failure to obtain approval, of our product candidates, which would have a material adverse effect on our business.

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
•difficulty in complying with different local standards for the conduct of clinical trials;
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

If we or our collaboration partners have difficulty conducting our clinical trials in jurisdictions outside the United States as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which could have an adverse effect on our business.

Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired, may cause undesirable side effects or have other properties that may delay or prevent marketing approval or limit their commercial potential.

Undesirable effects caused by, or other undesirable properties of, Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired, or competing commercial products or product candidates in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials, could result in a more restrictive label or the delay, denial or withdrawal of marketing approval by the FDA or other regulatory authorities, and could lead to potential product liability claims. Results of our clinical trials could reveal a high frequency of undesirable effects or unexpected characteristics.

If we or others identify undesirable effects caused by, or other undesirable properties of, Auryxia, vadadustat, or any other product or product candidate, including those that may be in-licensed or acquired, or if known undesirable effects are more frequent or severe than in the past, or if any of the foregoing are perceived to have occurred, either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:

•our clinical trials may be put on hold;
•patient recruitment could be slowed, and enrolled patients may not want to complete the clinical trial;
•regulatory authorities may require warnings on the label, such as the warning on Auryxia’s label regarding iron overload;
•REMS or FDA-imposed risk management plans that use restrictive risk minimization strategies may be required;
•we may decide to, or be required to, send drug warnings or safety alerts to physicians, pharmacists and hospitals (or the FDA or other regulatory authorities may choose to issue such alerts), or we may decide to conduct a product recall or be requested to do so by the FDA or other regulatory authority;
•reformulation of the product, additional non-clinical or clinical trials, restrictive changes in labeling or changes to or re-approvals of manufacturing facilities may be required;
•we may be precluded from pursuing additional development opportunities to enhance the clinical profile of a product within its indicated populations, or studying the product or product candidate in additional indications and populations or in new formulations; and
•we could be investigated by the government or sued and held liable for harm caused to patients, including in class action lawsuits; and
•our reputation may suffer.

Any of these events could prevent us from achieving or maintaining, whether on a restricted basis or at all, marketing approval and, ultimately, market acceptance or penetration of Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired. In addition, any of these events could substantially increase our costs, and could significantly impact our ability to successfully commercialize Auryxia, vadadustat or any other product and product candidate, including those that may be in-licensed or acquired, and generate product revenue.

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

With respect to the global INNO2VATE Phase 3 program, the incidence of treatment emergent adverse events during the Correction and Conversion study in vadadustat treated patients was 83.8% and 85.5% in darbepoetin alfa treated patients. During the study, the most common treatment emergent adverse events reported in vadadustat/darbepoetin alfa treated patients were hypertension (16.2%/ 12.9%) and diarrhea (10.1%/ 9.7%). Serious treatment emergent adverse events were lower in vadadustat treated patients at 49.7% compared to 56.5% for darbepoetin alfa treated patients. The incidence of treatment emergent adverse events during the prevalent dialysis patient study (Conversion) in the vadadustat treated patients was 88.3%, and 89.3% in darbepoetin alfa treated patients. During the study, the most common treatment emergent adverse events reported in vadadustat/darbepoetin alfa treated patients were diarrhea (13.0%/ 10.1%), pneumonia (11.0%/ 9.7%), hypertension (10.6%/ 13.8%), and hyperkalemia (9.0%/ 10.8%). Serious treatment emergent adverse events were slightly lower for vadadustat treated patients at 55.0% and 58.3% for darbepoetin alfa-treated patients. Patients with DD-CKD experienced an increased risk of thromboembolic events compared to darbepoetin alfa with a time to first event HR of 1.20 (95% CI 0.96 - 1.50) driven by thrombosis of vascular access.

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

For example, following the completion of our global Phase 3 clinical program for vadadustat, there was a review of hepatic safety across the vadadustat clinical program, which includes 8 completed Phase 2 and 3 studies in NDD-CKD patients, 10 completed Phase 1, 2, and 3 studies, and two ongoing Phase 3b studies in DD-CKD patients, and 18 completed studies in healthy subjects (17 Phase 1 and one Phase 3). This review included a blinded assessment of all hepatic events in the studies by a panel of hepatic experts and analysis by an independent hepatic expert and our team. While hepatocellular injury attributed to vadadustat was reported in less than 1% of patients, there was one case of severe hepatocellular injury with jaundice, and we cannot guarantee that similar events will not happen in the future.

Serious adverse events considered related to vadadustat and any other product candidates could have material adverse consequences on the development and potential approval of such product candidates and our business as a whole. Our understanding of adverse events in prior clinical trials of our product candidates may change as we gather more information, the FDA may not agree with our assessment of adverse events and additional unexpected adverse events may be observed in future clinical trials or in the market.

Any of the above safety data or other occurrences could delay or prevent us from achieving or maintaining marketing approval, harm or prevent sales of Auryxia or, if approved, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired, increase our expenses and impair or prevent our ability to successfully commercialize Auryxia, vadadustat or any other products or product candidates.

In addition, any post-marketing clinical trials conducted, if successful, may expand the patient populations treated with Auryxia, vadadustat or any other product we acquire or for which we receive marketing approval, within or outside of their current indications or patient populations, which could result in the identification of previously unknown undesirable effects, increased frequency or severity of known undesirable effects, or result in the identification of unexpected safety signals. In addition, as Auryxia, vadadustat, if approved, and any other products are commercialized, they will be used in significantly larger patient populations, in less rigorously controlled environments and, in some cases, by less experienced and less expert treating practitioners, than in clinical trials, which could result in increased or more serious adverse effects being reported. As a result, regulatory authorities, healthcare practitioners, third party payors or patients may perceive or conclude that the use of Auryxia, vadadustat, if approved, or any other products are associated with serious adverse effects, undermining our commercialization efforts.

Risks Related to Regulatory Approval

We may not be able to obtain marketing approval for, or successfully commercialize, vadadustat or any other product candidate, or we may experience significant delays in doing so, any of which would materially harm our business.

Clinical trials, manufacturing and marketing of any product or product candidate are subject to extensive and rigorous review and regulation by numerous governmental authorities in the United States and other jurisdictions. Before obtaining marketing approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and marketing approval may never be achieved. Of the large number of drugs in development in the United States and in other jurisdictions, only a small percentage successfully complete the FDA’s and other jurisdictions’ marketing approval processes and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and commercialization efforts, we may be unable to successfully obtain regulatory approval for, or commercialize vadadustat or any other product or product candidate, including those that may be in-licensed or acquired.

We and Otsuka, our collaboration partner, are not permitted to market vadadustat in the United States until we receive approval from the FDA, in the EU until we receive approval from the EMA, or in any other jurisdiction until the requisite approval from regulatory authorities in such jurisdiction is received. As a condition to receiving marketing approval for vadadustat, we may be required by the FDA, the EMA or other regulatory authorities to conduct additional preclinical studies or clinical trials. We submitted an NDA to the FDA for vadadustat for the treatment of anemia due to CKD in adult dialysis-dependent and non-dialysis dependent patients in March 2021. Our NDA submission was accepted for filing by the FDA in May 2021. The FDA assigned the application standard review and a PDUFA date of March 29, 2022. The FDA has indicated that it is not currently planning to hold an Advisory Committee meeting to discuss the application for vadadustat. Vadadustat may not receive marketing approval at all and, if approved, the scope of approval may not include the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients. We remain cautious in our outlook for potential approval of vadadustat for the treatment of anemia due to CKD in adult non-dialysis dependent patients as vadadustat did not meet the primary safety endpoint of the PRO2TECT program.

Further, vadadustat and any other product candidate may not receive marketing approval in the United States or the EU even if it is approved in other countries. For example, although vadadustat is approved in Japan for the treatment of anemia due to CKD in DD-CKD and NDD-CKD adult patients, such approval does not guarantee approval in the United States by the FDA or in the EU by the EMA for this indication or at all.

Obtaining marketing approval in the United States and other jurisdictions for any product candidate depends upon numerous factors, many of which are subject to the substantial discretion of the regulatory authorities, including that regulatory agencies may not complete their review processes in a timely manner and, following completion of the review process, may not grant marketing approval or such marketing approval may be limited. Furthermore, approval of a drug does not ensure successful commercialization. For example, on September 23, 2015, the European Commission, or EC, approved Fexeric for the control of hyperphosphatemia in adult patients with CKD. Pursuant to the sunset clause under EU law, the EC’s approval of Fexeric in the EU was contingent on, among other things, our commencing marketing of Fexeric within three years; although we successfully negotiated an extension to December 23, 2019, we did not commence marketing Fexeric by such date and therefore the Fexeric approval in the EU has ceased to be valid.

We could face heightened risks with respect to seeking marketing approval in the United Kingdom, or UK, as a result of the recent withdrawal of the UK from the EU, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK withdrew from the EU, effective December 31, 2020. On December 24, 2020, the UK and the EU entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement would prevent us from commercializing vadadustat or any other product candidate, including those that may be in-licensed or acquired, in the UK and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK and/or the EU for vadadustat or any other product candidate, which could significantly and materially harm our business. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) as the basis for regulating medicines.

In addition, the safety concerns associated with the current standard of care for the indications for which we are seeking marketing approval for vadadustat may affect the FDA’s, the EMA’s or other regulatory authorities’ review of the safety results of vadadustat. Additionally, these regulatory authorities may not agree with our assessment of adverse events. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that vadadustat will never obtain marketing approval in certain jurisdictions or for some or all of the indications for which we seek approval. The FDA, the EMA or other regulatory authorities may delay, limit or deny approval of vadadustat for many reasons including, among others:

•we may not be able to demonstrate that vadadustat is safe and effective in treating adult patients with anemia due to CKD to the satisfaction of the FDA;
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

•although the FDA has indicated that they are not currently planning to hold an Advisory Committee meeting to discuss the NDA for vadadustat, the FDA may ask an Advisory Committee to review portions of the NDA, the FDA may have difficulty scheduling an Advisory Committee meeting in a timely manner or, if convened, an FDA Advisory Committee could recommend non-approval, conditions of approval or restrictions on approval, and the FDA may ultimately agree with the recommendations;
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

In addition, similar reasons may cause the EMA or other regulatory authorities to delay, limit or deny approval of vadadustat outside of the United States.

If we experience delays in obtaining approval, or if we fail to obtain approval of vadadustat for some or all of the indications for which we have sought approval, the commercial prospects for vadadustat may be harmed and our ability to generate revenues will be materially impaired, which could have a material adverse effect on our business.

Products approved for marketing are subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties, including withdrawal of marketing approval, if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, or product candidates, when and if any of them is approved.

Marketing approvals may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements or commitments for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or registries or observational studies. For example, in connection with the FDA approvals of Auryxia, we initially committed to the FDA to conduct certain post-approval pediatric studies of Auryxia under the Pediatric Research Equity Act of 2003, or PREA. With regard to the Hyperphosphatemia Indication for Auryxia, we committed to completing the post-approval pediatric study and submitting a final report to the FDA by December 31, 2019. With regard to our IDA Indication, we initially committed to completing the post-approval pediatric study and submitting a final report to the FDA by January 2023.With regard to the Hyperphosphatemia Indication, we did not complete and submit the post-marketing requirement pediatric clinical study report by December 31, 2019, and we received a notification of noncompliance with PREA. Our request to extend this deadline was denied, and the study is considered delayed. With regard to the IDA Indication, we did not meet a milestone relating to the post-approval pediatric study of Auryxia in a timely manner and received a notification from the FDA. Subsequently, the FDA agreed to extend the pediatric clinical study timelines for the IDA Indication. We subsequently communicated to the FDA that we would be delaying the start of the clinical trial to produce smaller size tablets. In response, the FDA issued a clinical hold until we manufacture the smaller tablets and provide the FDA with relevant information regarding the smaller sized product for review. If we are unable to complete these studies successfully, we will need to inform the FDA, have further discussions and, if the FDA finds that we failed to comply with pediatric study requirements, it could initiate proceedings to seize or enjoin the sale of Auryxia, which would have a material adverse impact on our ability to commercialize Auryxia and our ability to generate revenues from Auryxia.

In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Auryxia, vadadustat, if approved, and any other product for which we receive regulatory approval will be subject to extensive and ongoing regulatory requirements and guidance. These requirements and guidance include manufacturing processes and procedures (including record keeping), the implementation and operation of quality systems to control and assure the quality of the product, submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. If we, our CMOs or other third parties we engage fail to adhere to such regulatory requirements and guidance, we could suffer significant consequences, including product seizures or recalls, loss of product approval, fines and sanctions, reputational damage, loss of customer confidence, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs, and our development or commercialization efforts may be materially harmed.

Moreover, the FDA and other regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other regulatory authorities impose stringent restrictions on companies’ communications regarding use of their products, and if we promote any approved product beyond its approved indications or inconsistent with the approved label, we may be subject to enforcement actions or prosecution arising from such activities. Violations of the U.S. Federal Food, Drug, and Cosmetic Act, or the FDCA, relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse and other laws, as well as state consumer protection laws, insurance fraud laws, third party payor actions, shareholder actions and other lawsuits.

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

For example, we previously had three limited, voluntary recalls of Auryxia. These and any other recalls or any supply, quality or manufacturing issues in the future could result in significant negative consequences, including reputational harm, loss of customer confidence, and a negative impact on our financials, any of which could have a material adverse effect on our business and results of operations, and may impact our ability to supply Auryxia, VafseoTM, in Japan or vadadustat for commercial and clinical use.

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

Risks Related to Governmental Regulation and Compliance

We are subject to a complex regulatory scheme that requires significant resources to ensure compliance and our failure to comply with applicable laws could subject us to government scrutiny or enforcement, potentially resulting in costly investigations, fines, penalties or sanctions, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

In general, a variety of laws apply to us or may otherwise restrict our activities, including, but not limited to, the following:

•laws and regulations governing the conduct of preclinical studies and clinical trials in the United States and other countries in which we are conducting such studies;
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
•federal and state securities laws;
•environmental, health and safety laws and regulations; and
•international trade laws, which are laws that regulate the sale, purchase, import, export, re-export, transfer and shipment of goods, products, materials, services and technology.

In addition, our relationships with healthcare providers, physicians and third party payors expose us to broadly applicable fraud and abuse laws that may constrain the business or financial arrangements and relationships through which we market, sell and distribute Auryxia and vadadustat, if approved, and any other products for which we may obtain marketing approval. As such, these arrangements are subject to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security, and other healthcare laws and regulations at federal, state and international levels. These restrictions include, but are not limited to, the following:

•the FDCA which among other things, strictly regulates drug product marketing and promotion and prohibits manufacturers from marketing such products for off-label use;
•federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs, and laws requiring notification of price increases;
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
•the federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, and violations of the FDCA, the federal government pricing laws, and the federal Anti-Kickback Statute trigger liability under the federal False Claims Act;
•HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•HIPAA, as amended by the HITECH, and their respective implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal Physician Payments Sunshine Act (renamed the Open Payments Act) requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and other healthcare providers and their immediate family members;
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and gift ban and transparency statutes, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by state Medicaid or other programs, or non-governmental third party payors, including private insurers, and which are not preempted by federal laws and often differ from state to state, thus complicating compliance efforts; and
•U.S. state laws restricting interactions with healthcare providers and other members of the healthcare community or requiring pharmaceutical manufacturers to implement certain compliance standards, which vary from state to state.

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

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, such as the Pharmaceutical Research and Manufacturers of America Code on Interactions with Health Care Professionals, known as the PhRMA Code. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA.

Efforts to ensure that our business complies with applicable healthcare laws and regulations involves substantial costs and requires us to expend significant resources. One of the potential areas for governmental scrutiny involves federal and state requirements for pharmaceutical manufacturers to submit accurate price reports to the government. Because our processes for calculating applicable government prices and the judgments involved in making these calculations involve subjective decisions and complex methodologies, these calculations are subject to risk of errors and differing interpretations. In addition, they are subject to review and challenge by the applicable governmental agencies, or potential qui tam complaints, and it is possible that such reviews could result in changes, recalculations, or defense costs that may have adverse legal or financial consequences. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could materially adversely affect our business and would result in increased costs and diversion of management attention and could negatively impact the development, regulatory approval and commercialization of Auryxia or vadadustat, any of which could have a material adverse effect on our business. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government funded healthcare programs.

We will incur significant liability if it is determined that we are promoting any “off-label” use of Auryxia or any other product we may develop, in-license or acquire or if it is determined that any of our activities violates the federal Anti-Kickback Statute.

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

Promoting a drug off-label is a violation of the FDCA and can give rise to liability under the federal False Claims Act, as well as under additional federal and state laws and insurance statutes. The FDA, the Department of Justice and other regulatory and enforcement authorities enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained, as well as the false advertising or misleading promotion of drugs. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. In addition, laws and regulations govern the distribution and tracing of prescription drugs and prescription drug samples, including the Prescription Drug Marketing Act of 1976 and the Drug Supply Chain Security Act, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level and set minimum standards for the regulation of drug distributors by the states. A company that is found to have improperly promoted off-label uses or to have otherwise engaged in false or misleading promotion or improper distribution of drugs will be subject to significant liability, potentially including civil and administrative remedies as well as criminal sanctions. It may also be subject to exclusion and debarment from federal healthcare reimbursement programs.

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

Disruptions in the FDA and other government agencies caused by global health concerns or funding shortages could prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including global health concerns, government budget and funding levels, staffing shortages, statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result of certain of these factors. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may increase the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. This risk-based assessment system identifies the categories of regulatory activity that can occur within a given geographic area, ranging from critical inspections to resumption of all regulatory activities. In May 2021, the FDA issued a new report “Resiliency Roadmap for FDA Inspectional Oversight” which included its detailed plan to move towards a more consistent state of operations; best-case, base-case and worst-case scenarios are identified, as well as the drivers that determine these scenarios and the impact these will have on inspection activities. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the United States may also impose similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Legislative and regulatory healthcare reform may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain for any products that are approved in the United States or foreign jurisdictions.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of vadadustat, or any other product candidate, restrict or regulate post-approval activities and affect our ability to profitably sell Auryxia and vadadustat, if approved. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product, such as Auryxia or vadadustat, if approved, or any reimbursement that physicians receive for administering any approved product.

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

For example, the former administration issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

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

Further, on July 9, 2021, the current administration signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products or put pressure on our product pricing.

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

In addition, in some countries, including member states of the EU the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take a significant amount of time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices, and in certain instances render commercialization in certain markets infeasible or disadvantageous from a financial perspective. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product and/or our product candidates to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third party payors or government authorities may lead to further pressure on the prices or reimbursement levels. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the commercial launch of our product and/or product candidates could be delayed, possibly for lengthy periods of time, we or our collaborators may not launch at all in a particular country, we may not be able to recoup our investment in one or more product candidates, and there could be a material adverse effect on our business.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

Risks Related to our Reliance on Third Parties

We depend on collaborations with third parties for the development and commercialization of Auryxia, Riona, Vafseo and vadadustat and if these collaborations are not successful or if our collaborators terminate their agreements with us, we may not be able to capitalize on the market potential of Auryxia, Riona, Vafseo and vadadustat, and our business could be materially harmed.

We sublicensed the rights to commercialize Riona to JT and Torii in Japan. We entered into collaboration agreements with Otsuka to develop and commercialize vadadustat in the United States, Europe, China and certain other territories. We also entered into a collaboration agreement with MTPC to develop and commercialize vadadustat in Japan and certain other Asian countries. In addition, we entered into the Vifor Second Amended Agreement pursuant to which we granted Vifor Pharma an exclusive license to sell vadadustat to the Supply Group in the Territory. We may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our and our partners' commercialization efforts with respect to Auryxia, Riona, Vafseo and our and our partners' development and commercialization efforts with respect to vadadustat and any other product candidates.

We may not be able to maintain our collaborations for development and commercialization and these collaborations may not be successful due to a number of important factors, including the following:

•collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•collaborations may be terminated in accordance with the terms of the collaboration agreements and, if terminated, may make it difficult for us to attract new collaborators or adversely affect how we are perceived in scientific and financial communities, and may result in a need for additional capital and expansion of our internal capabilities to pursue further development or commercialization of the applicable products and product candidates;
•if permitted by the terms of the collaboration agreements, collaborators may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus, availability of funding or other external factors such as a business combination that diverts resources or creates competing priorities;
•if permitted by the terms of the collaboration agreements, collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•a collaborator with marketing and distribution rights to our products may not commit sufficient resources to their marketing and distribution;
•if permitted by the terms of the collaboration agreements, we and our collaborator may have a difference of opinion regarding the development or commercialization strategy for a particular product or product candidate, and our collaborator may have ultimate decision making authority;
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
•a significant change in the senior management team, a change in the financial condition or a change in the business operations, including a change in control or internal corporate restructuring, of any of our collaborators, could result in delayed timelines, re-prioritization of our programs, decreasing resources or funding allocated to support our programs, or termination of the collaborations; and
•collaborators may not comply with all applicable regulatory and legal requirements.

If any of these events occurs, the market potential of Auryxia and vadadustat, if and where approved, and any other products or product candidates, could be reduced, and our business could be materially harmed. We also cannot be certain that, following a collaboration, the benefits of the collaboration will outweigh the potential risks.

We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, or at all, we may have to alter our development and commercialization plans.

We will require substantial additional cash to fund the continued commercialization of Auryxia and the development and potential commercialization of vadadustat and any other product candidates. We may decide to enter into additional collaborations for the development and commercialization of vadadustat or Auryxia, both within and outside of the United States. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, divert management’s attention, or disrupt our business.

We may not be successful in entering into additional collaborations as a result of many factors, including the following:

•competition in seeking appropriate collaborators;
•a reduced number of potential collaborators due to recent business combinations in the pharmaceutical industry;
•an inability to negotiate collaborations on acceptable terms, on a timely basis or at all;
•any international rules, regulations, guidance, laws, risks or uncertainties with respect to potential partners outside of the United States;
•a potential collaborator’s evaluation of Auryxia, vadadustat or any other product or product candidate may differ substantially from ours;
•a potential collaborator’s resources and expertise; and
•restrictions due to an existing collaboration agreement.

If we are unable to enter into additional collaborations, we may have to delay or curtail the commercialization of Auryxia or vadadustat, if and where approved, reduce or delay its development program or other of our other development programs, or increase our expenditures and undertake additional development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop or commercialize Auryxia or vadadustat, in the case of commercialization, if approved.

Even if we enter into additional collaboration agreements and strategic partnerships or license our intellectual property, we may not be able to maintain them or they may be unsuccessful, which could delay our timelines or otherwise adversely affect our business.

Royalties from commercial sales of vadadustat under our MTPC Agreement will likely fluctuate and will impact our rights to receive future payments under our Royalty Agreement with HCR.

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

The royalty revenues under the MTPC Agreement may fluctuate considerably because they depend upon, among other things, the rate of growth of sales of vadadustat in the territory covered by the MTPC Agreement. Negative fluctuations in these royalty revenues could delay, diminish or eliminate our right to receive up to the additional $15.0 million under the Royalty Agreement upon achievement of the specified sales milestones, our ability to receive 85% of the Royalty Interest Payments after the Annual Cap is achieved in a given calendar year, or our ability to receive 100% of the Royalty Interest Payments after the Aggregate Cap is achieved.

We rely on third parties to conduct all aspects of our product manufacturing and the loss of these manufacturers, their failure to supply us on a timely basis, or at all, or their failure to successfully carry out their contractual duties or comply with regulatory requirements, cGMP requirements, or guidance could cause delays in or disruptions to our supply chain and substantially harm our business.

We do not have any manufacturing facilities and do not expect to independently manufacture any product or product candidates. We currently rely, and expect to continue to rely, on third party manufacturers to produce all of our commercial, clinical and preclinical supply, including the vadadustat drug product that we supply to our collaboration partner, MTPC, for the Japanese market. Our reliance on third party manufacturers increases the risk that we will not have or be able to maintain sufficient quantities of Auryxia and vadadustat or the ability to obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our and our partners' development or commercialization efforts.

We currently have two suppliers of Auryxia drug substance, Siegfried Evionnaz SA (two approved sites) and BioVectra Inc. (one approved site), and one supplier of Auryxia drug product, Patheon Inc., or Patheon (three approved sites). We have entered into supply agreements with Esteve Química, S.A. and STA Pharmaceutical Hong Kong Limited, a subsidiary of Wuxi AppTec, or STA, for the commercial manufacture of vadadustat drug substance and Patheon Inc. and STA for the commercial manufacture of vadadustat drug product. If any of the following occurs, we may not have sufficient quantities of Auryxia and/or vadadustat to support our clinical trials, development, commercialization, or obtaining and maintaining marketing approvals, which could materially and adversely impact our business and results of operations:

•we are unsuccessful in implementing additional redundant supply arrangements for commercial quantities of vadadustat or in maintaining our current supply arrangements for commercial quantities of Auryxia and vadadustat;
•our commercial supply arrangements for Auryxia or vadadustat are terminated;
•any of our third party manufacturers is unable to fulfill the terms of their agreements with us, including with respect to quality and quantity, or is unable or unwilling to continue to manufacture on the manufacturing lines included in our regulatory filings; or
•any of our third party manufacturers breaches our supply agreements, does not comply with quality or regulatory requirements and guidance, including cGMP or is subject to regulatory review or ceases its operations for any reason.

If any of our third party manufacturers cannot or do not perform as agreed or expected, including as a result of COVID-19, if they misappropriate our proprietary information, if they terminate their engagements with us, if we terminate our engagements with them, or if there is a significant disagreement, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into agreements with other third party manufacturers, which we may not be able to do in a timely manner or on favorable or reasonable terms, if at all. In some cases, there may be a limited number of qualified replacement manufacturers, or the technical skills or equipment required to manufacture a product or product candidate may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party, or a feasible alternative may not exist. These factors would increase our reliance on our current manufacturers or require us to obtain necessary regulatory approvals and licenses in order to have another third party manufacture Auryxia or vadadustat. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the qualification of a new manufacturer and validation of manufacturing processes would negatively affect our ability to supply clinical trials, obtain and maintain marketing approval, or commercialize or satisfy patient demand for Auryxia and vadadustat, where approved, in a timely manner within budget or at all.

Moreover, issues that may arise in any scale-up and technology transfer and continued commercial scale manufacture of our products may lead to significant delays in our development, marketing approval and commercial timelines and negatively impact our financial performance. For example, a production-related issue resulted in an interruption in the supply of Auryxia in the third and fourth quarters of 2016. This supply interruption negatively impacted Keryx’s revenues in 2016. Although this supply interruption was resolved and we have taken and continue to take actions designed to prevent future interruptions in the supply of Auryxia, any future supply interruptions, whether quality or quantity based, for Auryxia and vadadustat, if and where approved, would negatively and materially impact our reputation and financial condition.

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

If the FDA, the EMA or other regulatory authorities do not approve the facilities being used to manufacture vadadustat, or if they withdraw any approval of the facilities being used to manufacture Auryxia or VafseoTM, in Japan, we may need to find alternative manufacturing facilities, which would significantly impact our ability to continue commercializing Auryxia or develop, obtain marketing approval for or market vadadustat or our other product candidates, if approved.

Moreover, our failure or the failure of our third party manufacturers to comply with applicable regulations or guidance, or our failure to oversee or facilitate such compliance, could result in sanctions being imposed on us or our third party manufacturers, including, where applicable, clinical holds, fines, injunctions, civil penalties, delays in, suspension of or withdrawal of approvals, license revocation, seizures or recalls of Auryxia or vadadustat, operating restrictions, receipt of a Form 483 or warning letter, or criminal prosecutions, any of which could significantly and adversely affect the supply of Auryxia or vadadustat. For example, we previously had three limited, voluntary recalls of Auryxia. These and any other recalls or any supply, quality or manufacturing issues in the future and any related write-downs of inventory or other consequences could result in significant negative consequences, including reputational harm, loss of customer confidence, and a negative impact on our financials, any of which could have a material adverse effect on our business and results of operations, and may impact our ability to supply Auryxia, Vafseo in Japan or vadadustat for clinical and commercial use. Also, if our starting materials, drug substance or drug product are damaged or lost while in our or our third party manufacturers’ control, it may adversely impact our ability to supply Auryxia or vadadustat, and we may incur significant financial harm.

In addition, Auryxia and vadadustat may compete with other products and product candidates for access to third party manufacturing facilities. A third party manufacturer may also encounter delays or operational issues brought on by sudden internal resource constraints, labor disputes, shifting priorities or shifting regulatory protocols including, in each case, relating to the COVID-19 pandemic. Certain of these third party manufacturing facilities may be contractually prohibited from manufacturing Auryxia or vadadustat due to exclusivity provisions in agreements with our competitors. Any of the foregoing could negatively impact our third party manufacturers' ability to meet our demand, which could adversely impact our ability to supply Auryxia or vadadustat, and we may incur significant financial harm.

Our current and anticipated future dependence on third parties for the manufacture of Auryxia and vadadustat may adversely affect our and our partners' ability to commercialize Auryxia and vadadustat, where approved, on a timely and competitive basis and any future profit margins.

We rely on third parties to conduct our clinical trials and certain of our preclinical studies. If they do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain or maintain marketing approval for Auryxia, vadadustat or any of our product candidates, and our business could be substantially harmed.

We do not have the ability to independently conduct certain preclinical studies and clinical trials. We are currently relying, and expect to continue to rely, on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our current and future preclinical studies and clinical trials. The third parties on whom we rely may fail to perform effectively, or terminate their engagement with us, for a number of reasons, including the following:

•if they experience staffing difficulties;
•if we fail to communicate effectively or provide the appropriate level of oversight;
•if they undergo changes in priorities or corporate structure including as a result of a merger or acquisition or other transaction, or become financially distressed; or
•if they form relationships with other entities, some of which may be our competitors.

If the third parties on whom we rely to conduct our trials fail to adhere to clinical trial protocols or to regulatory requirements, the quantity, quality or accuracy of the data obtained by the third parties may be compromised. We are exposed to risk of fraud or other misconduct by such third parties.

Any of these events could cause our preclinical studies and clinical trials, including post-approval clinical trials, to be extended, delayed, suspended, required to be repeated or terminated, or we may receive untitled warning letters or be the subject of an enforcement action, which could result in our failing to obtain and maintain marketing approval of vadadustat or any other product candidates on a timely basis, or at all, or fail to maintain marketing approval of Auryxia, or any other products, any of which would adversely affect our business operations. In addition, if the third parties on whom we rely fail to perform effectively or terminate their engagement with us, we may need to enter into alternative arrangements, which could delay, perhaps significantly, the development and commercialization of vadadustat, if approved, or any other product candidates.

Even though we do not directly control the third parties on whom we rely to conduct our preclinical studies and clinical trials and therefore cannot guarantee the satisfactory and timely performance of their obligations to us, we are nevertheless responsible for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal and regulatory requirements, including GXP requirements, and scientific standards, and our reliance on these third parties, including CROs, will not relieve us of our regulatory responsibilities. If we or any of our CROs, their subcontractors, or clinical or preclinical trial sites fail to comply with applicable GXP requirements, the clinical data generated in our trials may be deemed unreliable or insufficient, our clinical trials could be put on hold, and/or the FDA, the EMA or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical and preclinical trials must be conducted with drug product that meets certain specifications and is manufactured under applicable cGMP regulations. These requirements include, among other things, quality control, quality assurance, and the satisfactory maintenance of records and documentation.

We also rely on third parties to store and distribute drug product for our clinical trials. For example, we use third parties to store product at various sites in Europe and the United States to distribute to our clinical trial sites for our ongoing pediatric trials. Any performance failure on the part of our storage or distributor partners could delay clinical development, marketing approval or commercialization, resulting in additional costs and depriving us of potential product revenue.

If the licensor of certain intellectual property relating to Auryxia terminates, modifies or threatens to terminate existing contracts or relationships with us, our business may be materially harmed.

We do not own all of the rights to our product, Auryxia. We have licensed and sublicensed certain rights, patent and otherwise, to Auryxia from a third party, Panion & BF Biotech, Inc., or Panion, who in turn licenses certain rights to Auryxia from one of the inventors of Auryxia. The license agreement with Panion, or the Panion License Agreement, requires us to meet development milestones and imposes development and commercialization due diligence requirements on us. In addition, under the Panion License Agreement, we must pay royalties based on a mid-single digit percentage of net sales of product resulting from the licensed technologies, including Auryxia, and pay the patent filing, prosecution and maintenance costs related to the license. If we do not meet our obligations in a timely manner, or if we otherwise breach the terms of the Panion License Agreement, Panion could terminate the agreement, and we would lose the rights to Auryxia. For example, following announcement of the Merger, Panion notified Keryx in writing that Panion would terminate the Panion License Agreement on November 21, 2018 if Keryx did not cure the breach alleged by Panion, specifically, that Keryx failed to use commercially reasonable best efforts to commercialize Auryxia outside the United States. Keryx disagreed with Panion’s claims, and the parties entered discussions to resolve this dispute. On October 24, 2018, prior to the consummation of the Merger, we, Keryx and Panion entered into a letter agreement, or the Panion Letter Agreement, pursuant to which Panion agreed to rescind any and all prior termination threats or notices relating to the Panion License Agreement and waived its rights to terminate the license agreement based on any breach by us of our obligation to use commercially reasonable efforts to commercialize Auryxia outside the United States until the parties executed an amendment to the Panion License Agreement in accordance with the terms of the Panion Letter Agreement, following consummation of the Merger. On April 17, 2019, we and Panion entered into an amendment and restatement of the Panion License Agreement, or the Panion Amended License Agreement, which reflects certain revisions consistent with the terms of the Panion Letter Agreement. See Note 4 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information regarding the Panion Amended License Agreement. Even though we entered into the Panion Amended License Agreement, there are no assurances that Panion will not allege other breaches of the Panion Amended License Agreement or otherwise attempt to terminate the Panion Amended License Agreement in the future. In addition, if Panion breaches its agreement with the inventor from whom it licenses rights to Auryxia, Panion could lose its license, which could impair or delay our ability to develop and commercialize Auryxia.

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

Our commercial success will depend in part on our ability, and the ability of our licensors, to obtain and maintain patent protection on our drug product and technologies, and to successfully defend these patents against third party challenges. We seek to protect our proprietary products and technology by filing patent applications in the United States and certain foreign jurisdictions. The process for obtaining patent protection is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications in a cost effective or timely manner. In addition, we may fail to identify patentable subject matter early enough to obtain patent protection. Further, license agreements with third parties may not allow us to control the preparation, filing and prosecution of patent applications, or the maintenance or enforcement of patents. Such third parties may decide not to enforce such patents or enforce such patents without our involvement. Thus, these patent applications and patents may not, under these circumstances, be prosecuted or enforced in a manner consistent with the best interests of the company.

Our pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or potentially sell our product or in countries where others develop, manufacture and potentially sell products using our technologies. Moreover, our pending patent applications, if issued as patents, may not provide additional protection for our product.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in pharmaceutical and biotechnology patents has emerged to date. Changes in the patent laws or the interpretation of the patent laws in the United States and other jurisdictions may diminish the value of our patents or narrow the scope of our patent protection. Accordingly, the patents we own or license may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative drug products or technologies or design around our patented drug product and technologies which may have an adverse effect on our business. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference or derivation proceedings in front of the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that any related patent may expire prior to, or remain in existence for only a short period following, commercialization, which may significantly diminish our ability to exclude others from commercializing products that are similar or identical to ours. The patents we own or license may be challenged or invalidated or may fail to provide us with any competitive advantage. Since we have licensed or sublicensed many patents from third parties, we may not be able to enforce such licensed patents against third party infringers without the cooperation of the patent owner and the licensor, which may not be forthcoming. In addition, we may not be successful or timely in obtaining any patents for which we submit applications.

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

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and governmental patent agencies in other jurisdictions also require compliance with a number of procedural, documentary, fee payment (such as annuities) and other similar provisions during the patent application process. While an inadvertent lapse in many cases can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market sooner than we expect, which would have a material adverse effect on our business.

In addition, patents protecting our product candidate might expire before or shortly after such candidate is commercialized. Thus, our patent portfolio may not provide sufficient rights to exclude others from commercializing products similar or identical to ours.

We also rely on trade secrets and know-how to protect our intellectual property where we believe patent protection is not appropriate or obtainable. Trade secrets are difficult to protect. While we require our employees, licensees, collaborators and consultants to enter into confidentiality agreements, this may not be sufficient to adequately protect our trade secrets or other proprietary information. In addition, in some cases, we share certain ownership and publication rights to data relating to some of our products and product candidates with research collaborators, licensees and other third parties. If we cannot maintain the confidentiality of this information, our ability to receive patent protection or protect our trade secrets or other proprietary information will be at risk.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our products and product candidates in all countries throughout the world would be prohibitively expensive. Consequently, the breadth of our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some countries do not protect intellectual property rights to the same extent as laws in the United States. As a result, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other countries. Competitors may use our technologies in countries where we have not obtained patent protection to develop their own products and, further, may infringe our patents in territories where we have patent protection, but where enforcement is not as strong as in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain countries. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property, particularly those relating to pharmaceutical and biotechnology products, which could make it difficult for us to stop the infringement of our patents or the marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in countries outside of the United States could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage for our products and product candidates from the intellectual property that we develop or license.

The intellectual property that we own or have licensed and related non-patent exclusivity relating to our current and future products is, and may be, limited, which could adversely affect our ability to compete in the market and adversely affect the value of Auryxia.

The patent rights and related non-patent exclusivity that we own or have licensed relating to Auryxia are limited in ways that may affect our ability to exclude third parties from competing against us. For example, a third party may design around our owned or licensed composition of matter patent claims or market a product for the methods of use not covered by our owned or licensed patents.

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

In addition to pediatric exclusivity protection, we may seek additional non-patent exclusivity for vadadustat and other product candidates under other provisions of the FDCA such as new chemical entity, or NCE, exclusivity, or exclusivity for a new use or new formulation, but there is no guarantee that vadadustat or any other product candidates will receive such exclusivity. The FDCA provides a five-year period of non-patent exclusivity within the United States to the first applicant to gain approval of an NDA for an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which consists of the molecule(s) or ion(s) responsible for the action of the drug substance (but not including those portions of the molecule that cause it to be a salt or ester or which are not bound to the molecule by covalent or similar bonds). During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an ANDA or 505(b)(2).

NDA that references an NDA product with NCE exclusivity may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of exclusivity for an NDA, particularly a 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application (for example, for new indications, dosages, or strengths of an existing drug). This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. The three-year exclusivity period, unlike five-year exclusivity, does not prevent the submission of a competing ANDA or 505(b)(2) NDA. Instead, it only prevents the FDA from granting final approval to such a product until expiration of the exclusivity period. Five-year and three-year exclusivity will not delay the submission (in the case of five-year exclusivity) or the approval (in the case of three-year exclusivity) of a full NDA submitted under section 505(b)(1) of the FDCA; however, an applicant submitting a full NDA would be required to conduct all of its own studies needed to independently support a finding of safety and effectiveness for the proposed product, or have a full right of reference to all studies not conducted by the applicant.
We received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet), with the first received on October 31, 2018. We filed certain complaints for patent infringement relating to such ANDAs, and have entered into settlement and license agreements with each of the ANDA filers. See Part I, Item 3. Legal Proceedings for further information relating to the ANDAs, lawsuits and settlements.

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

We cannot assure you that Auryxia, vadadustat, if approved, or any of our potential future products will obtain such pediatric exclusivity, NCE exclusivity or any other market exclusivity in the United States, EU or any other territory, or that we will be the first to receive the respective regulatory approval for such drugs so as to be eligible for any non-patent exclusivity protection. We also cannot assure you that Auryxia, vadadustat, if approved, or any of our potential future products will obtain patent term extension.

The market entry of one or more generic competitors or any third party’s attempt to challenge our intellectual property rights will likely limit Auryxia sales and have an adverse impact on our business and results of operation.

Although the composition and use of Auryxia is currently claimed by 15 issued patents that are listed in the FDA’s Orange Book, we cannot assure you that we will be successful in defending against third parties attempting to invalidate or design around our patents or assert that our patents are invalid or otherwise unenforceable or not infringed, or in competing against third parties introducing generic equivalents of Auryxia or any of our potential future products. If our Orange Book-listed patents are successfully challenged by a third party and a generic version of Auryxia is approved and launched, revenue from Auryxia could decline significantly, which would have a material adverse effect on our sales, results of operations and financial condition.

We previously received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA requesting approval for generic versions of Auryxia tablets (210 mg ferric iron per tablet). We filed complaints for patent infringement relating to such ANDAs, and subsequently entered into settlement and license agreements with all such ANDA filers to date See Part I, Item 3. Legal Proceedings for further information relating to the ANDAs, lawsuits and settlements. It is possible that we may receive Paragraph IV certification notice letters from additional ANDA filers, and may not ultimately be successful in an ANDA litigation. Generic competition for Auryxia or any of our potential future products could have a material adverse effect on our sales, results of operations and financial condition.

Litigation, including third party claims of intellectual property infringement, may be costly and time consuming and may delay or harm our drug discovery, development and commercialization efforts.

We may be forced to initiate litigation to enforce our contractual and intellectual property rights, or we may be sued by third parties asserting claims based on contract, tort or intellectual property infringement. In addition, third parties may have or may obtain patents in the future and claim that our products or other technologies infringe their patents. If we are required to defend against suits brought by third parties, or if we sue third parties to protect our rights, we may be required to pay substantial litigation costs, and our management’s attention may be diverted from operating our business. In addition, any legal action against our licensor, licensees or us that seeks damages or an injunction of commercial activities relating to Auryxia, vadadustat or any other product candidates or other technologies, including those that may be in-licensed or acquired, could subject us to monetary liability, a temporary or permanent injunction preventing the development, marketing and sale of such products or such technologies, and/or require our licensor, licensees or us to obtain a license to continue to use such products or other technologies. We cannot predict whether our licensor, licensees or we would prevail in any of these types of actions or that any required license would be made available on commercially acceptable terms, if at all.

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

While our product candidates are in preclinical studies and clinical trials, we believe that the use of our product candidates in these preclinical studies and clinical trials in the United States falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e), which provides that it shall not be an act of infringement to make, use, offer to sell, or sell within the United States or import into the United States a patented invention solely for uses reasonably related to the development and submission of information to the FDA. As a result of the Merger, our portfolio includes a commercial product, Auryxia. Also, vadadustat, if approved, could be commercialized in the near future. Consequently, there is an increased possibility of a patent infringement claim against us. We attempt to ensure that our products and product candidates and the methods we employ to manufacture them, as well as the methods for their use which we intend to promote, do not infringe other parties’ patents and other proprietary rights. There can be no assurance they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.

FibroGen has filed patent applications in the United States and other countries directed to purportedly new methods of using previously known heterocyclic carboxamide compounds for purposes of treating or affecting specified conditions, and some of these applications have since issued as patents. To the extent any such patents issue or have been issued, we may initiate opposition or other legal proceedings with respect to such patents. We discuss the status of the opposition and/or invalidation proceedings against certain FibroGen patents in Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K.

There may be patents of third parties of which we are currently unaware with claims to compounds, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Also, because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe.

Third parties, including FibroGen, may in the future claim that our product and product candidates and other technologies infringe upon their patents and may challenge our ability to commercialize Auryxia and vadadustat, if approved. Parties making claims against us or our licensees may seek and obtain injunctive or other equitable relief, which could effectively block our or their ability to continue to commercialize Auryxia or further develop and commercialize vadadustat or any other product candidates, including those that may be in-licensed or acquired. If any third party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our products or product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product or product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or our intended methods of use, the holders of any such patent may be able to block or impair our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. We may also elect to enter into a license in order to settle litigation or in order to resolve disputes prior to litigation. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our products or product candidates. Should a license to a third party patent become necessary, we cannot predict whether we would be able to obtain a license or, if a license were available, whether it would be available on commercially reasonable terms. If such a license is necessary and a license under the applicable patent is unavailable on commercially reasonable terms, or at all, our ability to commercialize our product or product candidate may be impaired or delayed, which could in turn significantly harm our business.

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

We are currently involved in a declaratory judgment of non-infringement and invalidity lawsuit, opposition and invalidation proceedings, and may in the future be involved in additional lawsuits or administrative proceedings to challenge the patents of our competitors or to protect or enforce our patents, which could be expensive, time consuming, and unsuccessful.

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

We are involved in an action against our competitors in the federal district court to obtain a declaratory judgment of non-infringement and invalidity of certain patents of the competitors. In addition, we are currently involved in opposition and invalidation proceedings in the European Patent Office, the Japan Patent Office, and the Patents Court of the UK. These proceedings may be ongoing for a number of years and may involve substantial expense and diversion of employee resources from our business. In addition, we may become involved in additional opposition proceedings or other legal or administrative proceedings in the future. For more information, see the other risk factors under “Risks Related to our Intellectual Property”.

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

Risks Related to our Business and Managing Growth

If we fail to attract, retain and motivate senior management and qualified personnel, we may be unable to successfully develop, obtain and/or maintain marketing approval of and commercialize vadadustat or commercialize Auryxia.

Recruiting and retaining qualified personnel is critical to our success. We are also highly dependent on our executives, certain members of our senior management and certain members of our commercial organization. The loss of the services of our executives, senior managers or other employees could impede the achievement of our research, development, regulatory and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Losing key personnel subjects us to a number of risks, including the failure to coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the retention of historical knowledge. Furthermore, replacing executives, senior managers and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, obtain and/or maintain marketing approval of and commercialize Auryxia, vadadustat and other product candidates. Our future financial performance and our ability to develop, obtain and/or maintain market approval of and commercialize Auryxia and vadadustat and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to hire, train, integrate, and retain additional qualified personnel with sufficient experience. We may be unable to hire, train, retain or motivate these personnel on acceptable terms given the intense competition among numerous biopharmaceutical companies for similar personnel, particularly in our geographic region.

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

We may encounter difficulties in managing our growth, including with respect to our employee base, and expanding our operations successfully.

As we commercialize Auryxia and advance vadadustat through development and, if approved, commercialization, we have expanded and may need to further expand our capabilities or contract with third parties to provide these capabilities for us. We may encounter difficulties in managing the size of our operations as well as challenges associated with managing an increasingly diversified business.

We have strategic collaborations for the commercialization of Riona and the development and commercialization of vadadustat, which is now being marketed under the trade name VafseoTM by our collaboration partner, MTPC, in Japan. Additionally, in the United States, we have strategic relationships with Vifor Pharma and Otsuka related to the commercialization of vadadustat, if approved. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, consultants, vendors, suppliers and other third parties. These relationships are complex and create numerous risks as we deal with issues that arise.

Our future financial performance and our ability to commercialize Auryxia and vadadustat, if and where approved, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. This future growth will impose significant added responsibilities on the business and members of management. To manage our recent and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, procedures and processes. We may not be able to implement these improvements in an efficient or timely manner and may discover deficiencies in existing systems, procedures and processes. Moreover, the systems, procedures and processes currently in place or to be implemented may not be adequate for such growth. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

In addition, we have experienced and may continue to experience significant growth in our employee base. This growth to date has imposed, and future growth or attrition will continue to impose, significant added responsibilities on members of management, including the need to recruit, hire, retain, motivate and integrate additional employees, including employees who joined us since the COVID-19 pandemic. Due to our limited financial resources, along with the competitive landscape for talent acquisition and retention in the biopharmaceutical industry, we may not be able to effectively manage the expansion of our operations or recruit, train, and retain additional qualified personnel. In addition, we may need to adjust the size of our workforce as a result of changes to our expectations for our business, including as a result of the FDA's decision with respect to approval of vadadustat for DD-CKD and NDD-CKD, which can result in management being required to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth-related activities and related expenses.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to maintain or implement required new or improved controls, or difficulties encountered in implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any testing by our independent registered public accounting firm, which became required for us as of December 31, 2019, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. As of December 31, 2019, management and our independent registered public accounting firm concluded that our internal control over financial reporting relating to our inventory process was not effective because of a material weakness due to our failure to design and maintain effective controls over the completeness, accuracy and presentation and disclosure of inventory. Despite remediation efforts we undertook during fiscal 2020 and 2021 and continue to make, our management and independent registered public accounting firm concluded that, as of December 31, 2021, our internal control over financial reporting relating to our inventory process was not effective because we did not maintain effective controls related to the review of inventory reconciliations, the validation of the inventory costing, the periodic assessment of excess and obsolete inventory related reserves and verification that the existence of all inventories subject to physical inventory counts were correctly counted. Additionally, as revised and enhanced controls need to be in operation for a sufficient period of time and be tested to ensure that the controls are operating as designed, management has concluded that the material weakness cannot be considered remediated as of December 31, 2021. Although we have initiated remediation measures to address the material weakness, we cannot provide assurance that we will be able to correct this material weakness in a timely manner or that our remediation efforts will be adequate to allow us to conclude that our internal controls will be effective in the future. Even if this material weakness is remediated in the future, our internal control over financial reporting could in the future have additional material weaknesses, deficiencies or conditions that could require correction or remediation.

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

Security breaches and unauthorized use of our information technology systems and information, or the information technology systems or information in the possession of our collaborators and other third parties, could damage the integrity of our clinical trials, impact our regulatory filings, compromise our ability to protect our intellectual property, and subject us to regulatory actions that could result in significant fines or other penalties.

We, our collaborators, contractors and other third parties rely significantly upon information technology, and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively. In addition, we and our collaborators, contractors and other third parties rely on information technology networks and systems, including the Internet, to process, transmit and store clinical trial data, patient information, and other electronic information, and manage or support a variety of business processes, including operational and financial transactions and records, personal identifying information, payroll data and workforce scheduling information. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of company and customer information.

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

Companies and other entities and individuals have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access to systems and information. These threats can come from a variety of sources, ranging in sophistication from individual hackers to state-sponsored attacks. Cyber threats may be broadly targeted, or they may be custom-crafted against our information systems or those of our vendors or third party service providers. A security breach, cyberattack or unauthorized access of our clinical data or other data could damage the integrity of our clinical trials, impact our regulatory filings, cause significant risk to our business, compromise our ability to protect our intellectual property, and subject us to regulatory actions, including under the GDPR and CCPA discussed elsewhere in these risk factors and the privacy or security rules under federal, state, or other local laws outside of the United States protecting confidential or personal information, that could be expensive to defend and could result in significant fines or other penalties. Cyberattacks can include malware, computer viruses, hacking or other unauthorized access or other significant compromise of our computer, communications and related systems. Although we take steps to manage and avoid these risks and to be prepared to respond to attacks, our preventive and any remedial actions may not be successful and no such measures can eliminate the possibility of the systems’ improper functioning or the improper access or disclosure of confidential or personally identifiable information such as in the event of cyberattacks. Security breaches, whether through physical or electronic break-ins, computer viruses, ransomware, impersonation of authorized users, attacks by hackers or other means, can create system disruptions or shutdowns or the unauthorized disclosure of confidential information.

Although we believe our collaborators, vendors and service providers, such as our CROs, take steps to manage and avoid information security risks and respond to attacks, we may be adversely affected by attacks against our collaborators, vendors or service providers, and we may not have adequate contractual remedies against such collaborators, vendors and service providers to remedy any harm to our business caused by such event. Additionally, outside parties may attempt to fraudulently induce employees, collaborators, or other contractors to disclose sensitive information or take other actions, including making fraudulent payments or downloading malware, by using “spoofing” and “phishing” emails or other types of attacks. Our employees may be targeted by such fraudulent activities. Outside parties may also subject us to distributed denial of services attacks or introduce viruses or other malware through “trojan horse” programs to our users’ computers in order to gain access to our systems and the data stored therein. In the recent past, cyber-attacks have become more prevalent and much harder to detect and defend against and, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and continuously become more sophisticated, often are not recognized until launched against a target and may be difficult to detect for a long time, we may be unable to anticipate these techniques or to implement adequate preventive or detective measures, and we might not immediately detect such incidents and the damage caused by such incidents.

Such attacks, whether successful or unsuccessful, or other compromises with respect to our information security and the measures we implement to prevent, detect and respond to them, could:

•result in our incurring significant costs related to, for example, rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages or fines, or taking other remedial steps with respect to third parties;
•lead to public exposure of personal information of participants in our clinical trials, Auryxia patients and others;
•damage the integrity of our studies or delay their completion, disrupt our development programs, our business operations and commercialization efforts;
•compromise our ability to protect our trade secrets and proprietary information;
•damage our reputation and deter business partners from working with us; or
•divert the attention of our management and key information technology resources.

Any failure to maintain proper functionality and security of our internal computer and information systems could result in a loss of, or damage to, our data or marketing applications or inappropriate disclosure of confidential or proprietary information, interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, under a variety of federal, state or other applicable privacy laws, such as HIPAA, the GDPR, or state data protection laws including the CCPA, harm our competitive position and delay the further development and commercialization of our products and product candidates, or impact our relationships with customers and patients.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, CMOs, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate applicable laws, including the following:

•FDA and other healthcare authorities’ regulations, including those laws that require the reporting of true, complete and accurate information to regulatory authorities, and those prohibiting the promotion of unapproved drugs or approved drugs for an unapproved use;
•quality standards, including GXP;
•federal and state healthcare fraud and abuse laws and regulations and their non-U.S. equivalents;
•anti-bribery and anti-corruption laws, such as the FCPA and the UK Bribery Act or country-specific anti-bribery or anti-corruption laws, as well as various import and export laws and regulations;
•laws that require the reporting of true and accurate financial information and data; and
•U.S. state and federal securities laws and regulations and their non-U.S. equivalents, including those related to insider trading.

We conducted our global clinical trials for vadadustat, and are initiating pediatric trials, in countries where corruption is prevalent, and violations of any of these laws by our personnel or by any of our vendors or agents, such as our CROs or CMOs, could have a material adverse impact on our clinical trials and our business and could result in criminal or civil fines and sanctions. We are subject to complex laws that govern our international business practices. These laws include the FCPA, which prohibits United States companies and their intermediaries, such as CROs or CMOs, from making improper payments to foreign government officials for the purpose of obtaining or keeping business or obtaining any kind of advantage for the company. The FCPA also requires companies to keep accurate books and records and maintain adequate accounting controls. A number of past and recent FCPA investigations by the Department of Justice and the U.S. Securities and Exchange Commission, or the SEC, have focused on the life sciences sector.

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

We are also subject to trade control regulations and trade sanctions laws that restrict the movement of certain goods, currency, products, materials, services and technology to, and certain operations in, various countries or with certain persons. Our ability to transfer other clinical trial supplies, and for our employees, independent contractors, principal investigators, CROs, CMOs, consultants and vendors ability to travel, between certain countries is subject to maintaining required licenses and complying with these laws and regulations.

Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. This could include violations of HIPAA, other United States federal and state laws, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive. We are also exposed to risks in connection with any insider trading violations by employees or others affiliated with us.

The internal controls, policies and procedures, and training and compliance programs we have implemented to deter prohibited practices may not be effective in preventing our employees, contractors, consultants, agents or other representatives from violating or circumventing such internal policies or violating applicable laws and regulations. The failure to comply with laws governing international business practices may impact our clinical trials, result in substantial civil or criminal penalties for us and any such individuals, including imprisonment, suspension or debarment from government contracting, withdrawal of our products, if approved, from the market, or being delisted from The Nasdaq Global Market. In addition, we may incur significant costs in implementing sufficient systems, controls and processes to ensure compliance with the aforementioned laws. The laws and regulations referenced above may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements that could adversely affect our business.

Additionally, it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling known or unknown risks or preventing losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, or if any such action is instituted against our employees, consultants, independent contractors, CROs, CMOs, vendors or principal investigators, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, curtailment of our operations, disclosure of our confidential information and imprisonment, any of which could adversely affect our ability to operate our business and our results of operations.

If any of our service providers are later legally deemed to be employees, we could be subject to employment and tax withholding liabilities and other additional costs as well as other multiple damages and attorneys’ fees.

We rely on independent third parties to provide certain services to us. We structure our relationships with these outside service providers in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of an independent contractor relationship, while a high degree of control is generally indicative of an employment relationship. Tax or other regulatory authorities may challenge our characterization of services providers as independent contractors both under existing laws and regulations and under laws and regulations adopted in the future. If such regulatory authorities or state, federal or foreign courts were to determine that our service providers are employees and not independent contractors, we would, among other things, be required to withhold income taxes, to withhold and pay Social Security, Medicare and similar taxes, to pay unemployment and other related payroll taxes, and to provide certain employee benefits. We could also be liable for unpaid past taxes, interest and other costs and subject to penalties. Likewise, our service providers themselves may later challenge their classification as independent contractors, which may result in additional damages, including back wages, penalties, interest and attorneys’ fees. As a result, any legally binding determination that the service providers we characterize as independent contractors are actually our employees could have a material adverse effect on our business, financial condition and results of operations.

The long-term effects of the Merger with Keryx may result in a material adverse effect on our business and financial position.

We completed the Merger on December 12, 2018, but have faced and may continue to face, adverse effects, some of which may be material, including, but not limited to (i) diversion of the attention of management and key personnel and potential disruption of our ongoing business, (ii) challenges of managing a larger company, including challenges of conforming standards, controls, procedures and accounting and other policies and compensation structures, (iii) difficulties in achieving anticipated cost savings, (iv) declines in our results of operations, financial condition or cash flows, and (v) potential liabilities, adverse consequences, increased expenses or other problems associated with our company following completion of the Merger. Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and further diversion of management time and energy, which could materially impact our business, financial statements and prospects and cause a decline in the market price of our common stock.

In addition, following the Merger, we became responsible for Keryx’s liabilities and obligations, including with respect to legal, financial, regulatory and compliance matters, including certain post-approval regulatory requirements with respect to Auryxia and obligations under collaboration, license, supply and manufacturing agreements. These obligations have, and will continue to, result in additional cost and investment by us and, if we have underestimated the amount of these costs and investments or if we fail to satisfy any such obligations, we may not realize the anticipated benefits of the transaction.

Further, it is possible that there may be unknown, contingent or other liabilities or problems that may arise in the future, the existence and/or magnitude of which we were previously unaware. Any such liabilities or problems could have an adverse effect on our business, financial condition or results of operations.

Lawsuits have been filed challenging the Merger and additional lawsuits may be filed in the future. Any monetary damages or other adverse judgment would have a material adverse effect on us.

There is an ongoing appeal of a putative class action lawsuit filed in federal court, and ongoing putative class action lawsuits in state court, each filed by purported Keryx shareholders challenging the disclosures made in connection with the Merger. See Part I, Item 3. Legal Proceedings for further information relating to the lawsuits. Additional lawsuits arising out of the Merger may be filed in the future. We have expended and may continue to be required to expend significant resources in the defense of these lawsuits, including but not limited to, costs associated with the indemnification of Keryx and Akebia directors and officers, and the lawsuits, regardless of outcome, could have a negative effect on our reputation, stock price and results of operations. In addition, monetary damages or any other adverse judgment would have a material adverse effect on our business and financial position.

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

As of December 31, 2021, we had approximately $163.2 million of goodwill and a definite lived intangible asset from the Merger. In accordance with generally accepted accounting principles, or GAAP, we are required annually, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill and our definite lived intangible assets when indicators of impairment are present. Events giving rise to impairment of goodwill or intangible assets are an inherent risk in the pharmaceutical industry and often cannot be predicted.

Conditions that could indicate impairment and necessitate such a review include, but are not limited to, Auryxia’s commercial performance, our inability to execute on our strategic initiatives, the deterioration of our market capitalization such that it is significantly below our net book value, a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action or assessment by a regulator. To the extent we conclude that goodwill and/or definite lived intangible assets have become impaired, we may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on our future operating results and financial position. For example, in the second quarter of 2020, in connection with a routine business review, we reduced our short-term and long-term Auryxia revenue forecast. This reduction was primarily driven by the impact of the September 2018 CMS decision that Auryxia would no longer be covered by Medicare for the treatment of the IDA Indication. While this decision does not impact CMS coverage for the use of Auryxia for the control of serum phosphorus levels in adult patients with CKD on dialysis, or the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use of Auryxia for the Hyperphosphatemia Indication. As a result, we recorded an impairment charge of $115.5 million during the three months ended June 30, 2020, which was entirely allocated to our only intangible asset, the developed product rights for Auryxia, and made a corresponding adjustment to the estimated useful life of the developed product rights for Auryxia, which we again adjusted during the three months ended December 31, 2020. The estimates, judgments and assumptions used in our impairment testing, and the results of our testing, are discussed in Note 9 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. If these estimates, judgments and assumptions change in the future, including if the Auryxia asset group does not meet its current forecasted projections, additional impairment charges related to goodwill or our intangible asset could be recorded in the future and additional corresponding adjustments may need to be made to the estimated useful life of the developed product rights for Auryxia, which could materially impact our financial position, certain of our material agreements, and our future operating results.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of Auryxia or vadadustat, if approved.

We face an inherent risk of product liability as a result of the clinical and commercial use of Auryxia and vadadustat. For example, we may be sued if Auryxia or vadadustat allegedly causes injury or is found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or product candidate, negligence, strict liability and breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of Auryxia or vadadustat, if approved. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, product liability claims may result in:

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
•decreased demand for Auryxia or vadadustat, if approved;
•loss of revenue;
•the inability to commercialize Auryxia or vadadustat, if approved; and
•a decline in our stock price.

Failure to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance that we believe is appropriate for our company. Although we maintain product liability insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have insufficient or no coverage. If we have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, we may not have, or be able to obtain, sufficient capital to pay such amounts. In addition, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost. We also may not be able to obtain additional insurance coverage that will be adequate to cover additional product liability risks that may arise. Consequently, a product liability claim may result in losses that could be material to our business.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, we operate in a demanding regulatory environment, and we have and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and certain corporate governance practices. In particular, our compliance with Section 404 of the Sarbanes-Oxley Act has required and will continue to require that we incur substantial accounting-related expenses and expend significant management efforts. Our testing, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner. If we are not able to comply with the requirements of the Sarbanes-Oxley Act, we could be subject to sanctions or investigations by the SEC, the Nasdaq Global Market or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our securities. Furthermore, if we cannot provide reliable financial reports or prevent fraud, including as a result of remote working by our employees in connection with COVID-19, our business and results of operations would likely be materially and adversely affected.

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

Our Ninth Amended and Restated Certificate of Incorporation, as amended, or Charter, and our Amended and Restated By-Laws, or Bylaws, as amended to date, contain provisions that eliminate, to the maximum extent permitted by the General Corporation Law of the State of Delaware, or DGCL, the personal liability of our directors and executive officers for monetary damages for breach of their fiduciary duties as a director or officer. Our Charter and our Bylaws also provide that we will indemnify our directors and executive officers and may indemnify our employees and other agents to the fullest extent permitted by the DGCL.

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

Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating United States taxable income. As described above under “—Risks Related to our Financial Position, Need for Additional Capital and Growth Strategy,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the United States taxable income necessary to utilize our NOLs.

Our Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Charter provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL our Charter or our Bylaws, or (iv) any other action asserting a claim against us, our directors, officers or other employees that is governed by the internal affairs doctrine. Under our Charter, this exclusive forum provision will not apply to claims that are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Exchange Act, or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Charter described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Charter inapplicable to, or unenforceable with respect to, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

Risks Related to our Common Stock

Our stock price has been and may continue to be volatile, which could result in substantial losses for holders or future purchasers of our common stock and lawsuits against us and our officers and directors.

Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated biopharmaceutical companies specifically have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Global Market has ranged from a low of $1.71 on February 14, 2022 to a high of $31.00 on June 20, 2014. The daily closing market price for our common stock has varied between a high price of $5.06 on February 8, 2021 and a low price of $2.26 on December 31, 2021 in the twelve-month period ending on December 31, 2021. During this time, the price of our common stock has ranged from an intra-day low of $2.20 per share to an intra-day high of $5.14 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, including, among others, developments related to and results of our research or clinical trials, developments related to our regulatory submissions and commercialization of Auryxia, vadadustat, if approved, and any other product candidates, announcements by us or our competitors of significant transactions or strategic collaborations, negative publicity around Auryxia or vadadustat, regulatory or legal developments in the United States and other countries, developments or disputes concerning our intellectual property, the recruitment or departure of key personnel, actual or anticipated changes in estimates as to financial results, changes in the structure of healthcare payment systems, market conditions in the biopharmaceutical sector and other factors beyond our control. As a result of this volatility, our shareholders may not be able to sell their common stock at or above the price at which they purchased it.

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

As of December 31, 2021 and based on the amounts reported in the most recent filings made under Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, BlackRock, Inc., or BlackRock, beneficially owned approximately 8.0% of our outstanding shares of common stock, the Vanguard Group, or Vanguard, beneficially owned approximately 7.5% of our outstanding shares of common stock, and State Street Corporation, or State Street, beneficially owned approximately 6.6% of our outstanding shares of common stock. By selling a large number of shares of common stock, BlackRock, Vanguard, or State Street could cause the price of our common stock to decline. In addition, we previously entered into a Fourth Amended and Restated Investors’ Rights Agreement, as amended, or the IRA, with our former director, Muneer Satter, who as of December 31, 2021 held less than 3% of our outstanding shares of common stock. Pursuant to the IRA, Mr. Satter has the right, subject to certain conditions and with certain exceptions, to require us to file registration statements covering the shares common stock he owns, or to include his shares in registration statements that we may file or in public offerings of our shares of common stock. Following their registration and sale under the applicable registration statement, those shares would become freely tradable.

In addition, in connection with the Vifor Second Amended Agreement, in February 2022, we entered into an investment agreement with Vifor Pharma, or the Investment Agreement, pursuant to which we sold an aggregate of 4,000,000 shares of our common stock to Vifor Pharma, representing 2.2% our outstanding common stock. Vifor Pharma beneficially owns an aggregate of 4.2% of our outstanding common stock. These shares have not been registered pursuant to the Securities Act of 1933, or the Act, and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506 promulgated thereunder, but if they are registered in the future, those shares would become freely tradable and, if a large portion of such shares are sold, could cause the price of our common stock to decline.

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

In addition, we currently have on file with the SEC a shelf registration statement, which allows us to offer and sell up to $300 million in registered securities, such as common stock, preferred stock, debt securities, warrants and units, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale, including a a sales agreement prospectus that covers the offering, issuance and sale by us of up to a maximum aggregate offering price of up to $25,268,163 of our common stock that may be issued and sold from time to time under an amended and restated sales agreement with Cantor Fitzgerald & Co.

Sales of substantial amounts of shares of our common stock or other securities by our employees or our other shareholders or by us under our shelf registration statement, pursuant to at-the-market offerings or otherwise, could dilute our stockholders, lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Our executive officers, directors and principal stockholders maintain the ability to significantly influence all matters submitted to stockholders for approval.

As of December 31, 2021, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We have never declared or paid cash dividends on our capital stock and we currently intend to retain all of our future earnings, if any, to finance the development and growth of our business. Any payment of cash dividends in the future would be at the discretion of our Board of Directors and would depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Board of Directors deems relevant. In addition, the terms of the Loan Agreement preclude us from paying cash dividends and future debt agreements may preclude us from paying cash dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in Cambridge, Massachusetts. We currently lease approximately 65,167 square feet of office and lab space in Cambridge, Massachusetts, and 27,300 square feet of office space in Boston, Massachusetts. Excluding renewal options, the lease for our Cambridge, Massachusetts office space expires on September 11, 2026 and the lease for the Cambridge, Massachusetts lab space expires on January 31, 2025. In February 2022 we extended the term of the lease for our Boston, Massachusetts office space, such that the lease expires on July 31, 2031. In September 2019, we entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc., which will expire on February 28, 2023. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms for our future growth.

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

On May 13, 2015, May 20, 2015 and July 6, 2015, we filed oppositions to FibroGen’s European Patent Nos. 2322155, or the ’155 EP Patent, 1633333, or the ’333 EP Patent, and 2322153, or the ’153 EP Patent in the EPO, respectively, requesting the patents be revoked in their entirety. These method of use patents do not prevent persons from using the compound for other uses, including any previously known use of the compound. In particular, these patents do not claim methods of using any of our product candidates for purposes of inhibiting HIF-PH for the treatment of anemia due to chronic kidney disease, or CKD. While we do not believe these patents will prevent us from commercializing vadadustat for the treatment of anemia due to CKD, we filed these oppositions to provide us and our collaborators with maximum flexibility for developing vadadustat and our pipeline of investigational oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor compounds.

Oppositions to the ’155 EP Patent and the ’153 EP Patent were also filed in the EPO by Glaxo Group Limited, or Glaxo, and by Bayer Intellectual Property GmbH, Bayer Pharma Aktiengesellschaft, and Bayer Animal Health GmbH, or, collectively, Bayer. Glaxo withdrew its oppositions on March 2, 2020 and Bayer withdrew its oppositions on June 30, 2021.

With regard to the opposition that we filed in Europe against the ’333 EP Patent, an oral proceeding took place on December 8 and 9, 2016. Following the oral proceeding, the Opposition Division of the EPO ruled that the patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. On December 9, 2016, FibroGen filed a notice to appeal the decision to revoke the ’333 EP Patent. The Board of Appeal held an oral proceeding on this appeal on February 24 and 25, 2022, during which proceeding the '333 EP Patent was maintained in restricted form. The ‘333 EP patent was originally granted with four independent claims, one of which was found obvious on appeal. The remaining claims are directed to: treatment of anemia of chronic disease in subjects having a percent transferrin saturation of less than 20% (claim 1), treatment of anemia that is refractory to treatment with exogenously administered erythropoietin (claim 6), and treatment of iron deficiency (claim 15).

In oral proceedings held on May 29, 2017, regarding the ’155 EP Patent, the European Opposition Division ruled that the ’155 EP Patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. FibroGen filed a notice to appeal the decision to revoke the ’155 EP Patent on May 29, 2017. An oral proceeding for the appeal was held on February 22, 2022, during which proceeding the Board of Appeal maintained the revocation of the ‘155 EP Patent in its entirety.

Subsequently, in related oral proceedings held on May 31, 2017 and June 1, 2017 for the ’153 EP Patent, the Opposition Division of the EPO maintained the patent after FibroGen significantly narrowed the claims to an indication for which vadadustat is not intended to be developed. We and Glaxo separately filed notices to appeal the decision to maintain the ’153 EP Patent on November 9, 2017. Bayer filed a notice to appeal the decision on November 14, 2017. Glaxo withdrew its appeal on March 2, 2020 and Bayer withdrew its appeal on June 30, 2021. An oral proceeding for the appeal was held on February 21, 2022, during which proceeding the Board of Appeal revoked the ‘153 patent in its entirety.

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

United Kingdom

On December 13, 2018, we and our collaboration partner, Otsuka Pharmaceutical Co. Ltd., or Otsuka, filed Particulars of Claim in the Patents Court of the United Kingdom to challenge the validity of FibroGen’s six HIF-related patents in the UK: the ’823 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), the ’155 EP Patent (UK), European Patent (UK) No. 2,289,531, or the ’531 EP Patent (UK), and European Patent (UK) No. 2,298,301, or the ’301 EP Patent (UK). In May 2019, Astellas Pharma Inc., or Astellas, the exclusive licensee of FibroGen’s HIF-related patents, sued Akebia and Otsuka for patent infringement in the Patents Court of the UK. In September 2019, we and Otsuka filed an Amended Particulars of Claim to include FibroGen’s European Patent No. 1487472, or the ’472 EP Patent (UK). On February 28, 2020, the parties agreed to dismiss the ’472 EP Patent (UK) from the trial.

A trial was conducted in March 2020. On April 20, 2020, the Patents Court of the UK issued a judgment in favor of Akebia, which invalidated all the claims at issue in each of the ’823 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), the ’155 EP Patent (UK) and the ’301 EP Patent (UK). The ’531 EP Patent (UK) was amended to a single claim to recite one specific compound; this claim was held to be valid but not infringed by vadadustat. On June 11, 2020, FibroGen and Astellas appealed the Patents Court’s judgment on the invalidity of the ’823 EP Patent (UK), the ’301 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), and the ’155 EP Patent (UK) in the Court of Appeal (Civil Division). On June 8, 2021 - June 10, 2021, the United Kingdom Court of Appeal held a three-day hearing for the appeal. On August 24, 2021, the Court of Appeal issued a judgment, which reversed the Patents Court’s judgment on the invalidity of the ’823 EP Patent (UK) and maintained certain claims of the ’823 EP Patent (UK) and the ’301 EP Patent (UK) in amended form, and which affirmed the Patents Court’s judgment on the invalidity of the ’333 EP Patent (UK), the ’155 EP Patent (UK), and the ’153 EP Patent (UK). Akebia and Otsuka are seeking permission to appeal to the UK Supreme Court. We do not expect the UK Court of Appeal’s judgment to have any effect on our commercialization of vadadustat in the UK.

United States

On March 29, 2021, we and our collaboration partner Otsuka America Pharmaceutical, Inc. filed a lawsuit against FibroGen and AstraZeneca AB in the United States District Court for the District of Delaware to seek a declaratory judgment of non-infringement and invalidity of FibroGen’s twelve HIF-related patents in the United States: U.S. Patent Nos. 8,318,703, 8,466,172, 8,614,204, 9,920,011, 8,629,131, 8,604,012, 8,609,646, 8,604,013, 10,626,090, 10,894,774, 10,882,827, and 10,927,081. The defendants filed a motion to dismiss the lawsuit on June 4, 2021. We and Otsuka filed an opposition to the defendants’ motion on July 2, 2021, and the defendants filed a reply brief on July 16, 2021. We are awaiting the Court's decision on the Defendant's motion to dismiss.

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

CMS Litigation
On October 15, 2019, we filed a complaint in the United States District Court for the District of Massachusetts, or the Massachusetts District Court, against Centers for Medicare & Medicaid Services, or CMS, the U.S. Department of Health and Human Services, Alex M. Azar II in his official capacity as Secretary of Health and Human Services, and Seema Verma in her official capacity as administrator for CMS challenging CMS’s decision that Auryxia would no longer be covered by Medicare for the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or the IDA Indication, and imposing a prior authorization requirement for Auryxia in the treatment of adult patients with CKD on dialysis, or the Hyperphosphatemia Indication. On October 29, 2019, we filed a motion for a preliminary injunction asking the Massachusetts District Court to provide relief while the lawsuit was pending, specifically, to restore coverage of Auryxia for the IDA Indication, and to remove the prior authorization requirement for Auryxia for the Hyperphosphatemia Indication. In the alternative, we filed a motion for summary judgment with the Massachusetts District Court asking it to decide the case on the merits. On February 4, 2020, the Massachusetts District Court denied our request for a preliminary injunction. We filed an expedited appeal with the Court of Appeals for the First Circuit challenging the Massachusetts District Court's denial of our motion for a preliminary injunction. The First Circuit Court of Appeals held oral argument on August 14, 2020, and affirmed the Massachusetts District Court's denial of our request for a preliminary injunction on September 30, 2020. We then attempted to reach a settlement with CMS, but we were unsuccessful in these efforts. On October 22, 2021, the parties agreed to dismiss the litigation. As a result, Auryxia remains not covered by Medicare for the IDA Indication and the prior authorization requirement for Auryxia for the Hyperphosphatemia Indication also remains in place.

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

On September 23, 2019, the Massachusetts District Court issued a Memorandum and Order denying plaintiff’s motion for class certification, granting defendants’ motion for judgment on the pleadings, and denying plaintiff’s motion for leave to further amend his Complaint. That same day, the Massachusetts District Court entered a final judgment in favor of defendants on all claims. On September 24, 2019, plaintiff filed a notice of appeal. On June 21, 2021, the First Circuit affirmed the District Court’s judgment in its entirety. The time for plaintiff to seek further appellate review has now lapsed, so the judgment in favor of Akebia and the other defendants is now final.

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

On April 2, 2019, the Delaware District Court granted Abraham Kiswani, a member of the putative class in both the Andreula and Corwin actions, and plaintiff John Andreula’s motion to consolidate the remaining two Merger Securities Actions pending in the Delaware District Court and consolidated the Corwin and Andreula cases under the caption In re Keryx Biopharmaceuticals, Inc., or the Consolidated Federal Action. The Delaware District Court also appointed Kiswani and plaintiff Andreula as lead plaintiffs for the Consolidated Federal Action. On June 3, 2019, the lead plaintiffs filed a consolidated amended complaint in the Consolidated Federal Action, or the Consolidated Complaint. The Consolidated Complaint generally alleged that the registration statement filed in connection with the Merger contained allegedly false and misleading statements or failed to disclose certain allegedly material information in violation of Section 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The alleged misstatements or omissions related to (i) certain financial projections for Keryx and Akebia and certain financial analyses performed by our advisors and (ii) any alleged negotiations that may have taken place regarding the conversion of certain convertible notes of Keryx in connection with the Merger. The Consolidated Complaint sought compensatory and/or rescissory damages, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 thereunder, and an award of lead plaintiffs’ costs, including reasonable allowance for attorneys’ fees and experts’ fees. The defendants in the Consolidated Federal Action moved to dismiss the Consolidated Complaint in its entirety and with prejudice on August 2, 2019. On April 15, 2020, the Delaware District Court granted the defendants’ motion and dismissed the Consolidated Complaint in its entirety. On July 2, 2020, lead plaintiffs filed a second consolidated amended complaint, or the Second Consolidated Complaint. The Second Consolidated Complaint (i) asserts the same claims under the Exchange Act as the Consolidated Complaint, (ii) names the same defendants as the Consolidated Complaint, (iii) seeks the same relief as the Consolidated Complaint and (iv) as with the Consolidated Complaint, challenges as false or misleading alleged misstatements or omissions related to certain financial projections for Keryx and Akebia and certain financial analyses performed by our advisors. The defendants in the Consolidated Federal Action moved to dismiss the Second Consolidated Complaint in its entirety with prejudice on August 10, 2020. Briefing on defendants’ motion to dismiss was completed on October 7, 2021, and the Third Circuit submitted the case on the briefs without oral argument on February 10, 2022. The decision is currently pending.

On July 15, 2021, a purported former Keryx stockholder filed a putative class action in the Supreme Court of the State of New York against Akebia, a current officer of Akebia (John P. Butler), a former officer of Akebia (Jason A. Amello), former directors of Akebia (Muneer A. Satter, Scott A. Canute, Michael D. Clayman, Maxine Gowen, Duane Nash, Ronald C. Renaud, Jr., and Michael S. Wyzga), a current director of Akebia (Cynthia Smith), a former director and officer of Keryx (Jodie P. Morrison), a former officer of Keryx (Scott A. Holmes) and former directors of Keryx (Michael Rogers, Kevin J. Cameron, Steven C. Gilman, Daniel P. Regan, Mark J. Enyedy, and Michael T. Heffernan, some of whom are current members of our Board of Directors). The action is captioned Loper v. Akebia Therapeutics, Inc., et al., or the Loper Action. The complaint in the Loper Action alleges that the registration statement filed in connection with the Merger contained allegedly false and misleading statements or failed to disclose certain allegedly material information in violation of Section 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended. The alleged misstatements or omissions relate to the safety, approvability, and commercial viability of vadadustat. The complaint in the Loper Action seeks damages including interest thereon, an award of plaintiffs’ and the class’s costs and expenses, including counsel fees and expert fees, and rescission, disgorgement, or such other equitable or injunctive relief that the Court deems appropriate.

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

On September 13, 2021, the parties in the Loper Action and Panicho Action entered into a joint stipulation and proposed order, which provided for the consolidation of the two actions under the caption In re Akebia Therapeutics, Inc. Securities Litigation, or the Consolidated State Action. On October 27, 2021, plaintiffs filed a consolidated complaint in the Consolidated State Action. On January 10, 2022, defendants moved to dismiss the consolidated complaint in its entirety. Briefing on defendants’ motion to dismiss is scheduled to be complete by March 28, 2022.

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
Holders
At February 18, 2022, there were approximately 31 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Set forth below is a graph* comparing the total cumulative returns of Akebia Therapeutics, Inc., the Nasdaq** Composite Index and the Nasdaq Biotechnology Index. The graph assumes $100 was invested on December 31, 2016 in our common stock and each of the indices and that all dividends, if any, are reinvested. The performance shown represents past performance and should not be considered an indication of future performance.

     *Prepared by Zack's Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022
**Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

Securities Authorized for Issuance under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K.

Item 6. [Reserved]

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
Business Overview
We are a biopharmaceutical company with the purpose of bettering the life of each person impacted by kidney disease. Since our initial public offering in 2014, we have built a business focused on developing and commercializing innovative therapeutics that we believe serves as a foundation for future growth. We have established ourselves as a leader in the kidney community, and we remain committed to helping patients and others where we believe our current and future products have the ability to deliver value. We believe that delivering value broadly to the kidney community, as well as others who may benefit from our medicines, will result in delivering value for shareholders. Our portfolio includes a late-stage product candidate and a commercial product:
•Vadadustat is an investigational oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor designed to mimic the physiologic effect of altitude on oxygen availability. At higher altitudes, the body responds to lower oxygen availability with stabilization of hypoxia-inducible factor, or HIF, which stimulates erythropoietin, or EPO, production and leads to red blood cell, or RBC, production and improved oxygen delivery to tissues. The significance of the HIF pathway was recognized by the 2019 Nobel Prize and the

2016 Albert Lasker Basic Medical Research Award, which honored the three physician-scientists who discovered the HIF pathway and elucidated this primary oxygen sensing mechanism that is essential for survival. We believe that, based on the HIF-PH inhibitor mechanism of action and the results of our Phase 3 clinical trials, vadadustat has the potential to become the new oral standard of care for the treatment of anemia due to chronic kidney disease, or CKD.
We completed the global Phase 3 clinical development program for vadadustat in September 2020 to support regulatory filings in the United States, Europe, and other countries, which included two separate programs, INNO2VATE and PRO2TECT. INNO2VATE evaluated vadadustat for the treatment of anemia due to CKD in adult patients on dialysis, or DD-CKD, and PRO2TECT evaluated vadadustat for the treatment of anemia due to CKD in adult patients not on dialysis, or NDD-CKD.
In May of 2020, we announced positive top-line results from our Phase 3 INNO2VATE program that showed vadadustat was non-inferior to darbepoetin alfa, an injectable erythropoiesis-stimulating agent, or ESA, with respect to hematological efficacy (change in hemoglobin concentration) and cardiovascular safety (assessed in a time to the first occurrence of a major adverse cardiovascular event, or MACE, analysis, which is the composite of all-cause mortality, nonfatal myocardial infarction, or a nonfatal stroke) in treating anemia due to CKD in DD-CKD adult patients. In addition to meeting the primary endpoints of the INNO2VATE program, vadadustat met the key secondary hematological efficacy endpoint in each of the two studies in the program and also met the program's key secondary safety endpoints. The results of the INNO2VATE program were presented at American Society of Nephrology, or ASN, in October of 2020 and published in the New England Journal of Medicine in April of 2021.

In September of 2020, we announced top-line results from our Phase 3 PRO2TECT program that showed vadadustat was non-inferior to darbepoetin alfa with respect to hematological efficacy in treating anemia due to CKD in NDD-CKD adult patients. While the PRO2TECT data showed that vadadustat achieved both the primary and key secondary hematological efficacy endpoints, it did not meet the program's primary cardiovascular safety, or MACE, endpoint. These cardiovascular outcomes contrast with those reported within the INNO2VATE program, which evaluated vadadustat for the treatment of anemia due to CKD in DD-CKD adult patients. The results of the PRO2TECT program were presented at ASN in October of 2020 and published in the New England Journal of Medicine in April of 2021.
We submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for vadadustat in March of 2021 for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients. Our NDA submission was accepted for filing by the FDA in May of 2021 and the FDA has indicated that they are not currently planning to hold an Advisory Committee meeting to discuss the NDA for vadadustat. The FDA also assigned the application standard review and a Prescription Drug User Fee Act, or PDUFA, target action date of March 29, 2022. Our collaboration partner, Otsuka Pharmaceutical Co. Ltd., or Otsuka, submitted a Marketing Authorization Application, or MAA, for vadadustat for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients to the European Medicines Agency, or EMA, in October 2021. As vadadustat did not meet the PRO2TECT program's primary safety endpoint, we are remaining cautious in our outlook for potential approval of vadadustat in NDD-CKD adult patients in the United States and Europe.
In June of 2020, we announced the first regulatory approval of vadadustat for the treatment of anemia due to CKD in DD-CKD and NDD-CKD adult patients in Japan. Our collaboration partner in Japan, Mitsubishi Tanabe Pharma Corporation, or MTPC, commenced commercial sales of vadadustat in Japan under the trade name, VafseoTM, in August 2020. In addition, MTPC filed a new drug application for vadadustat for the treatment of anemia due to CKD in adult patients in Taiwan in January of 2022.

In addition to anemia due to CKD, we believe that vadadustat has the potential to treat other serious or life-threatening conditions, including preventing and lessening the severity of acute respiratory distress syndrome, or ARDS, a complication of severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), or COVID-19, infection. More specifically, in July of 2020, we announced an investigator-sponsored clinical study by The University of Texas Health Science Center at Houston, or UTHealth, in Houston, Texas, evaluating the use of vadadustat as a potential therapy to prevent and lessen the severity of ARDS adult patients who have been hospitalized due to COVID-19. With the support of their data monitoring committee, UTHealth decided to expand their study beyond the initial 400 patients, an enrollment target they have now surpassed. Within this randomized, double-blind, placebo-controlled study, patients will be dosed with vadadustat or a placebo starting within 24 hours of hospital admission and continuing for up to 14 days. This study is being conducted under an Investigational New Drug application, or IND, with UTHealth as the study sponsor and is currently enrolling patients. In January of 2021, UTHealth announced that it had been awarded $5.1 million in funding from the U.S. Department of Defense, or DOD, to expand this clinical trial at its facilities.
•Auryxia® (ferric citrate) is approved and marketed in the United States for two indications: (1) the control of serum phosphorus levels in adult patients with DD-CKD, or the Hyperphosphatemia Indication, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with NDD-CKD, or the IDA Indication. Ferric citrate is also approved and marketed in Japan as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of patients with IDA, under the trade name Riona (ferric citrate hydrate). Since 2018, Auryxia product revenue has grown at a compounded annual growth rate of 14% due to market share gains and improved net price per pill, while total prescriptions for phosphate binders in the United States have declined 8%. We believe this growth is due to the benefits of the product perceived by the prescribing nephrologists as communicated by our nephrology-focused commercial and medical organizations.

If we obtain FDA approval of vadadustat, we plan to commercialize vadadustat in the United States with our well-established, nephrology-focused commercial organization, while also leveraging our collaboration with Otsuka and its U.S. nephrology commercial organization. In addition, in February 2022, we entered into a Second Amended and Restated License Agreement, or the Vifor Second Amended Agreement with Vifor (International) Ltd., or Vifor Pharma, which amended and restates the Amended and Restated License Agreement, dated April 8, 2019, or the Vifor First Amended Agreement. Pursuant to the Vifor Second Amended Agreement, we granted Vifor Pharma an exclusive license to sell vadadustat to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of group purchase organizations, and to certain non-retail specialty pharmacies in the United States, or the Territory. We refer to Fresenius Medical Care North America and its affiliates, these organizations and specialty pharmacies collectively as the “Supply Group". We currently retain rights to commercialize vadadustat for use in the non-dialysis dependent CKD market and to sell to dialysis organizations outside of the Supply Group. During the term of the Vifor Second Amended Agreement, Vifor Pharma is not permitted to sell any HIF product that competes with vadadustat in the Territory to the Supply Group.

We market Auryxia in the United States with our well-established, nephrology-focused commercial organization. Our Japanese sublicensee, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona in Japan. Auryxia is our only product approved for sale in the United States and it generated approximately $142.2 million in revenue from U.S. product sales during the year ended December 31, 2021.

In addition, we continue to explore additional development opportunities to expand our pipeline and portfolio of novel therapeutics through both internal research and external innovation. Our development pipeline includes several earlier stage opportunities, including praliciguat, an investigational oral soluble guanylate cyclase, or sGC, stimulator, that we licensed from Cyclerion Therapeutics, Inc., or Cyclerion, in June 2021. Praliciguat is in development for the treatment of focal segmental glomerulosclerosis, which is highly complementary of our strategy to identify and develop novel therapeutics for people impacted by kidney diseases.

Further, our internal innovation efforts include several preclinical opportunities, both in the HIF pathway, leveraging our learnings from the research and development of vadadustat, as well as new areas of focus we are currently exploring.
Operating Overview
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $282.8 million, $383.5 million and $279.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Substantially all of our net losses resulted from costs incurred in connection with the continued commercialization of Auryxia and development efforts relating to vadadustat, including conducting clinical trials of, and seeking regulatory approval for, vadadustat, providing general and administrative support for these operations and protecting our intellectual property.
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
•conduct and enroll patients in any clinical trials, including any post-marketing studies or any other clinical trials for Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired;
•continue our commercialization activities for Auryxia and vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired;
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
•conduct discovery and development activities for additional product candidates or platforms that may lead to the discovery of additional product candidates;
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
From inception through December 31, 2021, we raised approximately $792.7 million of net proceeds from the sale of equity, including $519.8 million from various underwritten public offerings, $222.9 million from at-the-market offerings, or ATM offerings, pursuant to sales agreements with Cantor Fitzgerald & Co., and $50.0 million from the sale of 3,571,429 shares of common stock to Vifor Pharma. During the year ended December 31, 2021, we raised $88.4 million of net proceeds from ATM offerings. At the inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to an aggregate of approximately $573.0 million or more in cost-share funding, which we generally continue to receive on a quarterly prepaid basis, and license payments. Of these commitments, we received approximately $272.0 million at the onset of the collaboration agreements. On November 11, 2019, we entered into a loan agreement, or the Loan Agreement, with funds managed by Pharmakon Advisors LP, or Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. As of March 31, 2021, we had drawn down the full $100.0 million made available to us under the Loan Agreement. In addition, on February 25, 2021, we received an upfront payment of $44.8 million (net of certain transaction expenses) in connection with our sale to HealthCare Royalty Partners IV, L.P., or HCR, of the right to receive all royalties and sales milestones payable to us under our collaboration agreement with MTPC, or the MTPC Agreement, subject to certain caps and other terms and conditions described in Note 4 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Impacts of COVID-19 Pandemic

The ongoing severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), or COVID-19, pandemic has presented a substantial public health and economic challenge around the world and continues to affect our employees, patients, healthcare providers with whom we interact, customers, collaboration partners, CROs, contract manufacturing organizations, or CMOs, vendors, communities and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition continues to depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the COVID-19 pandemic, any resurgences or variants of COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets where the healthcare providers with whom we interact, our partners, our CROs, our CMOs, and our other vendors operate.
We believe our revenue growth was negatively impacted during 2021 primarily as the CKD patient population that we serve continue to experience both higher hospitalization and mortality rates due to COVID-19. While we are unable to quantify the impact of the COVID-19 pandemic on future revenues and revenue growth, COVID-19 continues to adversely and disproportionately impact CKD patients; therefore, we expect COVID-19 to continue to have a negative impact on our revenue growth for the foreseeable future.
The majority of our office-based employees began working from home in March 2020, and continue to primarily work from home. While most of our office-based operations can be performed remotely, there is no guarantee that we will continue to be as effective while working remotely because our team is dispersed, which has limited valuable in-person employee team interactions, and employees may become sick themselves and be unable to work. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches.
Moreover, our future success and profitability substantially depends on the management skills of our executives and certain other key employees. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy and we may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability. For example, as of January 1, 2022, we have required all of our employees be fully vaccinated, subject to limited medical and religions exemptions in accordance with applicable laws. At this time, it is not possible to predict with certainty the exact impact that our vaccine requirement will continue to have on us or on our workforce. The vaccine requirement has resulted, and may continue to result, in employee distraction and could result in litigation and difficulty securing future labor needs. This could have an adverse effect on our business, results of operations and cash flows.
In addition, several healthcare facilities have previously restricted access for non-patients, including the members of our sales force. For example, DaVita, Inc., or DaVita, and Fresenius Medical Care, or Fresenius, which account for a vast majority of the dialysis population in the United States, have previously restricted access to their clinics. As a result, we continue to engage with some healthcare providers and other customers virtually, where possible. The restrictions on our customer-facing employees' in-person interactions with healthcare providers could negatively impact our access to healthcare providers and, ultimately, our sales, including with respect to vadadustat, if approved. Recently, such precautionary measures have been relaxed at certain healthcare facilities and, as a result, members of our sales force have resumed in person interactions with certain customers. Nevertheless, some restrictions remain, and more restrictions may be put in place again due to a resurgence in COVID-19 cases, including those involving new variants of COVID-19 which may be more contagious and more severe than prior strains of the virus. Given this uncertain environment and the disproportionate impact of the COVID-19 pandemic on CKD patients, we are actively monitoring the demand for Auryxia, and will be for vadadustat, if approved, including the potential for further declines or changes in prescription trends and customer orders.

In addition, the direct and indirect impacts of the pandemic or the response efforts to the pandemic, including, among others, competition for labor and resources and increases in labor, sourcing, manufacturing and shipping costs, may cause disruptions to, closures of or other impacts on our CMOs and other vendors in our supply chain on which we rely for the supply of our products and product candidates. At this time, our third party contract manufacturers continue to operate at or near normal levels. However, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our contract manufacturers’ ability to manufacture and deliver Auryxia and vadadustat (if approved in the United States and which is currently marketed under the trade name VafseoTM by MTPC in Japan), which may result in increased costs and delays, or disruptions to manufacturing and supply of our products and product candidates and have a negative effect on our inventory reserves, which could result in an increase in inventory write-offs due to expiry.

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
We expect our revenue to continue to be generated primarily from our collaborations with Otsuka and MTPC and any other collaborations into which we may enter, as well as commercial sales of Auryxia and vadadustat, if approved, in the United States, and royalty revenue from JT and Torii, based on net sales of Riona in Japan.
Cost of Goods Sold
Cost of goods sold includes direct costs to manufacture commercial drug substance and drug product for Auryxia, as well as indirect costs, including costs for packaging, shipping, insurance and quality assurance, idle capacity charges, write-offs for inventory that fails to meet specifications or is otherwise no longer suitable for commercial sale, changes in our excess purchase commitment liability, and royalties due to the licensor of Auryxia related to the U.S. product sales recognized during the period. Cost of goods sold also includes costs to manufacture drug product provided to MTPC for commercial sale of Vafseo in Japan.
As a result of the Merger and the application of purchase accounting, costs of goods sold also includes both amortization expense and, if applicable, impairment charges associated with the fair value of the developed product rights for Auryxia as well as expense associated with the fair value inventory step-up. The fair value of the developed product rights for Auryxia is being amortized over its estimated useful life, which as of December 31, 2021 is estimated to be six years. The fair value inventory step-up as a result of the Merger was fully amortized as of the first quarter of 2021.
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for the development of vadadustat, which include:
•personnel-related expenses, including salaries, benefits, recruiting fees, travel and stock-based compensation expense of our research and development personnel;
•expenses incurred under agreements with CROs and investigative sites that conduct our clinical trials;
•the cost of acquiring, developing and manufacturing clinical study materials through CMOs;
•facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies;
•costs associated with preclinical, clinical and regulatory activities; and
•costs associated with vadadustat pre-launch inventory build, which remains subject to approval in the United States.
Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites.
We cannot determine with certainty the duration and completion costs of current or future clinical trials of Auryxia and vadadustat or if, when, or to what extent we will generate revenue from the commercialization and sale of vadadustat, if approved. We may never succeed in achieving marketing approval for vadadustat.
The duration, costs and timing of clinical trials and development of Auryxia and vadadustat will depend on a variety of factors including, but not limited to, those described in Part I, Item 1A. Risk Factors. A change in the outcome of any of these variables with respect to the development of Auryxia and vadadustat could mean a significant change in the costs and timing associated with that development. For example, if the FDA, the EMA, or other regulatory authorities were to require us to conduct clinical trials in addition to or different from those that we currently anticipate, or if we experience delays in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.
From inception through December 31, 2021, we have incurred $1.4 billion in research and development expenses. We expect to have significant research and development expenditures for the foreseeable future as we continue the development of Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired.
Our direct research and development expenses consist principally of external costs, such as fees paid to clinical trial sites, consultants, central laboratories and CROs in connection with our clinical trials, and drug substance and drug product manufacturing for clinical trials.
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
The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
	(in thousands)
Vadadustat external costs	$48,506	$128,869
External costs for other programs	25,907	15,020
Total external research and development expenses	74,413	143,889

Headcount, consulting, facilities and other	73,439	74,596
Total research and development expenses	$147,852	$218,485

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
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020

	Year ended December 31,		Increase (Decrease)
	2021	2020
	(In Thousands)
Revenues:
Product revenue, net	$142,216	$128,901	$13,315
License, collaboration and other revenue	71,362	166,406	(95,044)
Total revenues	213,578	295,307	(81,729)
Cost of goods sold:
Product	117,352	148,866	(31,514)
Amortization of intangibles	36,042	31,515	4,527
Impairment of intangible asset	—	115,527	(115,527)
Total cost of goods sold	153,394	295,908	(142,514)
Operating expenses:
Research and development	147,852	218,485	(70,633)
Selling, general and administrative	174,161	153,947	20,214
License expense	3,489	3,409	80
Total operating expenses	325,502	375,841	(50,339)
Operating loss	(265,318)	(376,442)	111,124
Other expense, net	(17,522)	(7,015)	(10,507)
Net loss before income taxes	(282,840)	(383,457)	100,617
Benefit from income taxes	—	—	—
Net loss	$(282,840)	$(383,457)	$100,617

Product Revenue, Net. Net product revenue is derived from sales of our only commercial product in the United States, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $142.2 million for the year ended December 31, 2021, compared to net product revenue of $128.9 million for the year ended December 31, 2020. The increase was primarily due to an increase in units sold and improved payer mix, partially offset by the negative impact from COVID-19 on our revenues during 2021. We believe our revenue growth continues to be negatively impacted primarily as the CKD patient populations that we serve continue to experience both higher hospitalization and mortality rates due to COVID-19.
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
License, Collaboration and Other Revenue. License, collaboration and other revenue was $71.4 million for the year ended December 31, 2021, compared to $166.4 million for the year ended December 31, 2020. We recognized $65.5 million in collaboration revenue for the year ended December 31, 2021 from our cost sharing arrangement under the Otsuka collaboration agreement for the United States, or the Otsuka U.S. Agreement, and the Otsuka collaboration agreement for certain territories outside the United States, or the Otsuka International Agreement, and royalty revenue earned under our collaboration agreement with MTPC, or the MTPC Agreement. We recognized $154.3 million in collaboration revenue for the year ended December 31,

2020 from our cost sharing arrangement under the Otsuka U.S. Agreement and the Otsuka International Agreement and recognition of a milestone and royalty revenue under the MTPC Agreement. The decrease in collaboration revenue was driven by lower payments recognized under both the Otsuka U.S. Agreement and the Otsuka International Agreement as we completed our global Phase 3 clinical development program for vadadustat in 2020 and are currently engaged in close-out activities with respect to the program.
Cost of Goods Sold - Product. Cost of goods sold of $117.4 million for the year ended December 31, 2021 primarily consisted of costs associated with the manufacturing of Auryxia and supply of Vafseo to MTPC for commercial sale in Japan, $33.4 million in non-cash charges related to our excess purchase commitment liability, $21.6 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting, and $15.6 million primarily related to excess and obsolescence reserves associated with Auryxia as well as inventory reserves associated with a previously disclosed manufacturing quality issue related to Auryxia. See Note 14 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further details of the increase to the liability for excess purchase commitments.
Cost of goods sold of $148.9 million for the year ended December 31, 2020 primarily consisted of costs associated with the manufacturing of Auryxia, $68.2 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting, $25.1 million in non-cash charges related to an increase in the liability for excess purchase commitments, and $20.1 million primarily related to the write-down of inventory associated with specific lots of Auryxia because it was determined that these lots were not manufactured in conformance with the FDA's GMP guidance relating to validation.
Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia. Amortization of intangibles during the years ended December 31, 2021 and 2020 was $36.0 million and $31.5 million, respectively. The increase in amortization charges is due to the prospective adjustment of the estimated useful life of the developed product rights for Auryxia from seven years to six years that occurred in the fourth quarter of 2020.
Cost of Goods Sold - Impairment of Intangible Asset. In the second quarter of 2020, in connection with a routine business review, we reduced our short-term and long-term Auryxia revenue forecast. This reduction was primarily driven by the compounding impact of the CMS Decision that rescinded Medicare Part D coverage of Auryxia for the IDA Indication, and imposed a prior authorization requirement for Auryxia for the Hyperphosphatemia Indication. As a result, we recorded an impairment charge of $115.5 million to the Auryxia intangible asset during the year ended December 31, 2020. There were no such impairment charges during the year ended December 31, 2021.
Research and Development Expenses. Research and development expenses were $147.9 million for the year ended December 31, 2021, compared to $218.5 million for the year ended December 31, 2020. The net decrease of $70.6 million was due to the following:

(in millions)
Vadadustat external development expenses	(80.4)
Other external research and development	10.9
Headcount, consulting and facilities	(1.1)
Total net decrease	$(70.6)

The decrease in the costs related to the development of vadadustat is primarily attributable to a decrease in external costs related to our global Phase 3 program (INNO2VATE and PRO2TECT), for which we reported top-line data in the second and third quarters of 2020, respectively. Although we expect our research and development expenses to continue to decrease in the near term as we completed our global Phase 3 clinical development program for vadadustat in 2020, we will continue to incur significant research and development expenses in future periods in support of ongoing or planned studies with respect to Auryxia and vadadustat and development of other potential product candidates.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $174.2 million for the year ended December 31, 2021, compared to $153.9 million for the year ended December 31, 2020. The increase of $20.2 million was primarily due to higher marketing expenses, increased headcount related costs, and one-time legal costs. In 2022, we expect our selling, general and administrative expenses for our ongoing commercialization of Auryxia and for support of our potential commercialization of vadadustat to increase modestly from 2021.
License Expenses. License expense related to royalties due to Panion relating to sales of Riona in Japan were $3.5 million and $3.4 million for the years ended December 31, 2021 and 2020, respectively.

Other Expense, Net. Other expense, net, was $17.5 million for the year ended December 31, 2021, compared to $7.0 million for the year ended December 31, 2020. The increase was primarily due to $9.1 million in non-cash interest expense on the liability related to the sale of our right to receive royalties and sales milestones from MTPC as further described in Note 5 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K as well as interest expense associated with our Term Loans. Other expense, net for the year ended December 31, 2020 was primarily due to interest expense associated with our Term Loans.
Comparison of the Years Ended December 31, 2020 and 2019
For discussion of our 2020 results and a comparison with 2019 results please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 that was filed with the SEC on February 25, 2021, or the 2020 Form 10-K.
Liquidity and Capital Resources
We have funded our operations principally through sales of our common stock, payments received from our collaboration partners and, following the Merger, product sales, debt and a royalty transaction. As of December 31, 2021, we had cash and cash equivalents of approximately $149.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. At inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to an aggregate of approximately $573.0 million or more in cost-share funding, of which we received approximately $272.0 million at the onset of the collaborations, as further described in Note 4 contained in this Annual Report on Form 10-K and the remainder of which we will generally continue to receive on a quarterly prepaid basis, and through license payments.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year ended December 31,
	2021	2020	2019
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(252,965)	$(110,388)	$(257,441)
Investing activities	39,941	(40,004)	211,176
Financing activities	133,731	231,720	88,970
Net increase in cash, cash equivalents and restricted cash	$(79,293)	$81,328	$42,705

Operating Activities. Net cash used in operating activities during the year ended December 31, 2021 of $253.0 million was largely driven by payroll-related expenses, rebate payments and payments for inventory. These payments were partially offset by adjustments for non-cash items, including amortization of intangibles of $36.0 million, increases to the liability for excess purchase commitments of $33.4 million, stock-based compensation expense of $22.7 million, fair value step-up of inventory sold or written off of $21.6 million, write-downs of inventory of $15.6 million, and non-cash interest expense related to the sale of future royalties of $9.1 million.

Net cash used in operating activities during the year ended December 31, 2020 of $110.4 million was largely driven by timing of payments on our Phase 3 development program for vadadustat, payments for inventory and merger-related liabilities. These payments were partially offset by adjustments for non-cash items, including the intangible asset impairment charge of $115.5 million, the fair value write-up of inventory sold or written off of $68.2 million, amortization of intangibles of $31.5 million, increases to the liability for excess purchase commitments of $25.1 million, stock-based compensation expense of $24.5 million, and write-downs of inventory of $20.1 million primarily associated with specific lots of Auryxia because it was determined that these lots were not manufactured in conformance with the FDA's GMP guidance relating to validation.
Investing Activities. Net cash provided by investing activities during the year ended December 31, 2021 of $39.9 million was comprised of proceeds from the maturities of available for sale securities of $40.0 million, partially offset by immaterial purchases of equipment.

Net cash used in investing activities during the year ended December 31, 2020 of $40.0 million was comprised primarily of purchase of available for sale securities of $99.9 million, partially offset by proceeds from the maturities of available for sale securities of $60.2 million.
Financing Activities. Net cash provided by financing activities for the year ended December 31, 2021 was $133.7 million and consisted of net proceeds from the sale of future royalties of $44.8 million, net proceeds from the public issuance of common stock in connection with our ATM sales agreement of $88.2 million, and proceeds from the sale of stock under our employee stock purchase plan.
Net cash provided by financing activities for the year ended December 31, 2020 was $231.7 million and consisted of net proceeds from the public issuance of common stock in connection with our ATM sales agreement of $209.4 million, proceeds from the issuance of debt of $20.0 million, and proceeds from the exercise of stock options and from the sale of stock under our employee stock purchase plan.
A discussion of changes in our cash flow from the year ended December 31, 2019 to the year ended December 31, 2020 can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of the 2020 Form 10-K.
Operating Capital Requirements and Going Concern
We have one product, Auryxia, approved for commercial sale in the United States and one product candidate, vadadustat, subject to FDA approval in the U.S., but have not generated, and may not generate, enough product revenue from the sale of Auryxia or sales of vadadustat, if approved, to realize net profits from product sales. We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of December 31, 2021, we had an accumulated deficit of $1.5 billion. We anticipate that we will continue to incur losses for the foreseeable future, and we expect to continue to incur additional research and development and selling, general and administrative expenses for our ongoing research and development and potential commercialization of vadadustat and our ongoing development and commercialization of Auryxia.
We expect our cash resources to fund our current operating plan for at least twelve months from the date of this filing. However, the potential timely regulatory approval of vadadustat and the receipt of associated regulatory milestones and product revenues are an important source of funding of our cash runway, which are outside of our control. We expect to finance future cash needs through product revenue, public or private equity or debt transactions, payments from our collaborators (including associated regulatory approval milestones), royalty transactions, strategic transactions, or a combination of these approaches. In any event, we will require additional funding to fund our strategy and operating plan beyond the next twelve months, including to pursue development and commercial activities related to Auryxia and vadadustat, if approved, or any additional products and product candidates, including those that may be in-licensed or acquired. If we are unable to obtain sufficient funding, we could be required to delay our development efforts, limit activities and reduce costs, which could adversely affect our business prospects. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that its cash resources will fund our operating plan for the period anticipated by us or that additional funding will be available on terms acceptable to us, or at all.
In addition, on February 18, 2022, we entered into the First Amendment and Waiver with BioPharma Credit PLC, or the Collateral Agent, BPCR Limited Partnership, as a Lender, and BioPharma Credit Investments V (Master) LP, as a Lender, or the First Amendment and Waiver, which amends and waives certain provisions of the Loan Agreement, dated November 11, 2019. The Collateral Agent and the lenders are collectively referred to as Pharmakon (see Note 18). Pursuant to the covenants in the Loan Agreement, as amended, our Quarterly Reports on Form 10-Q for the fiscal quarters ending June 30, 2022 and September 30, 2022 and our future Annual Reports on Form 10-K must not be subject to any qualification as to going concern. If any of these filings are subject to any qualification related to going concern, it will result in an event of default under the Loan Agreement. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement, which we may not have the available cash resources to repay at such time. Should we not be able to meet the quarterly or annual covenants in the future, we would seek a waiver of this provision. However, there can be no assurances that we would be successful in obtaining such waiver.
Going Concern

Because the potential timely regulatory approval of vadadustat and the receipt of associated regulatory milestones and product revenues are outside of our control, there is uncertainty as to whether or not we will meet our quarterly and annual debt covenants. The conditions above, including the going concern covenants in our Loan Agreement, raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the financial statements are issued.

Management’s plans to alleviate the conditions that raise substantial doubt include raising additional funding through the sources detailed above for us to continue as a going concern for a period of twelve months from the date the financial statements are issued. We have concluded that the likelihood that our plan to obtain sufficient funding from one or more of these sources will be successful, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves numerous risks and uncertainties, and actual results could vary as a result of a number of factors, many of which are outside our control. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near- and long-term, will depend on many factors including, but not limited to, those described under Part I, Item 1A. Risk Factors under the heading "Risks Related to our Financial Position, Need for Additional Capital and Growth Strategy."
Contractual Obligations and Commitments
Leases
We lease approximately 65,167 square feet of office and lab space in Cambridge, Massachusetts under a lease which was most recently amended in November 2020, collectively the Cambridge Lease. Under the Third Amendment to the Cambridge Lease, or the Third Amendment, executed in July 2016, total monthly lease payments under the initial base rent were approximately $242,000 and are subject to annual rent escalations. In addition to such annual rent escalations, base rent payments for a portion of said premises commenced on January 1, 2017 in the monthly amount of approximately $22,000. The Fourth Amendment to the Cambridge Lease, executed in May 2017, provided additional storage space to us and did not impact rent payments. In April 2018, we entered into a Fifth Amendment to the Cambridge Lease, or the Fifth Amendment, for an additional 19,805 square feet of office space on the 12th floor. Monthly lease payments for the existing 45,362 square feet of office and lab space, under the Third Amendment, remain unchanged. The new space leased by us was delivered in September 2018 and additional monthly lease payments of approximately $135,000 commenced in February 2019 and are subject to annual rent escalations, which commenced in September 2019. In November 2020, we entered into a Sixth Amendment to the Cambridge Lease, or the Sixth Amendment, to extend the term of the Cambridge Lease with respect to the lab space from November 30, 2021 to January 31, 2025. The Sixth Amendment includes two months of free rent starting in December 2020 and additional monthly lease payments of approximately $48,000 which commenced in December 2021, and is subject to annual rent escalations, which commence in December 2022.

Additionally, as a result of the Merger, we have a lease for 27,300 square feet of office space in Boston, Massachusetts, or the Boston Lease, which expires on February 28, 2023. The total monthly lease payments under the base rent are approximately $136,000 and are subject to annual rent escalations. On February 24, 2022, we entered into a First Amendment to Lease, or the First Lease Amendment, with CLPF One Marina Park Drive LLC (successor-in-interest to Fallon Cornerstone One MPD LLC), or the Landlord, amending the Boston Lease. Pursuant to the First Lease Amendment, we agreed to extend the term of the Boston Lease until July 31, 2031. The monthly lease payment pursuant to the First Amendment will be $200,122 commencing on August 1, 2023 and subject to annual rent escalation of approximately 2% commencing on August 1, 2024. The First Lease Amendment also includes a Landlord’s allowance for certain leasehold improvements to the Premises in an amount of up to $1,954,680, provided that such allowance must be used prior to August 1, 2024. See Note 18 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.
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
Term Loans
On November 11, 2019, Akebia, with Keryx as guarantor, entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. BioPharma Credit PLC subsequently transferred its interest in the Term Loans, solely in its capacity as a lender, to its affiliate, BPCR Limited Partnership. The Collateral Agent and the lenders are collectively referred to as Pharmakon. The first tranche of $80.0 million, or Tranche A, was drawn on November 25, 2019, or the Tranche A Funding Date, and the second tranche of $20.0 million, or Tranche B, was drawn on December 10, 2020, or the Tranche B Funding Date. A more detailed description of the term loans can be found in Note 11 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. On February 18, 2022, in connection with entering into the Vifor Second Amended Agreement, we, BioPharma Credit PLC, or the Collateral Agent, BPCR Limited Partnership, as a Lender, and BioPharma Credit Investments V (Master) LP, as a Lender, entered into the First Amendment and Waiver, which amends and waives certain provisions of the Loan Agreement, dated November 11, 2019, between the parties. See Note 18 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.

Manufacturing Agreements
As a result of the Merger, our contractual obligations include Keryx’s commercial supply agreements with BioVectra Inc., or BioVectra, and Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.
Pursuant to the Manufacture and Supply Agreement with BioVectra and the Product Manufacture and Supply and Facility Construction Agreement with BioVectra, we agreed to purchase minimum quantities of Auryxia drug substance annually at predetermined prices. On September 4, 2020, we and BioVectra entered into an Amended and Restated Product Manufacture and Supply and Facility Construction Agreement, which provided for reduced minimum quantity commitments and revised the predetermined prices. The price per kilogram decreases with an increase in quantity above the predetermined purchase quantity tiers. In addition, the Manufacture and Supply Agreement with BioVectra and the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement with BioVectra, requires us to reimburse BioVectra for certain costs in connection with construction of a new facility for the manufacture and supply of Auryxia drug substance. These construction costs are recorded in other assets and amortized into drug substance as inventory is released to us from BioVectra. The term of the Manufacture and Supply Agreement with BioVectra expires on December 31, 2022. The term of the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement expires on December 31, 2026, after which, it automatically renews for successive one-year terms unless either party gives notice of its intention to terminate within a specified time prior to the end of the then-current term. In addition, we and BioVectra each have the ability to terminate these agreements upon the occurrence of certain conditions. As of December 31, 2021, we are required to reimburse BioVectra for certain costs in connection with the construction of the new facility and to purchase minimum quantities of Auryxia drug substance annually for a total cost of approximately $83.6 million through the end of the contract term.
Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, as amended (the most recent amendment having been executed on February 11, 2021), or the Siegfried Agreement, we have agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The term of the Siegfried Agreement expires on December 31, 2022, subject to our option to extend the term through December 31, 2023, by providing 12 months' prior written notice to Siegfried. As of the date of the filing of this Annual Report on Form 10-K, we have notified Siegfried that we have elected not to exercise our option to extend the term of the Siegfried Agreement through December 31, 2023. In addition, the Siegfried Agreement provides us and Siegfried with certain early termination rights. As of December 31, 2021, we are required to purchase a minimum quantity of drug substance under the Siegfried Agreement for Auryxia annually at a total cost of approximately $15.6 million through the year ending December 31, 2022.
As part of purchase accounting, we identified executory contracts in the commercial supply agreements between Keryx and its contract manufacturers for Auryxia, which include future firm purchase commitments. These executory contracts were deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. The liability related to the amount of purchase commitments that exceed the current forecast was $76.7 million and $55.8 million as of December 31, 2021 and 2020, respectively. The $20.9 million increase in liability, which was driven by reductions in the short-term and long-term Auryxia revenue sales forecast and related estimates of expiry during the year ended December 31, 2021 partially offset by a decrease due to inventory received that had been previously reserved within the excess purchase commitment liability and a reduction in commitments related to an amendment to the Siegfried Agreement during the year ended December 31, 2021. The increase in the liability was recorded to cost of goods sold.
On April 9, 2019, we entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement includes the terms and conditions under which Esteve will manufacture vadadustat drug substance for commercial use. Pursuant to the Esteve Agreement, we provide rolling forecasts to Esteve on a quarterly basis, or the Esteve Forecast. The Esteve Forecast reflects our needs for vadadustat drug substance produced by Esteve over a certain number of months, represented as a quantity of vadadustat drug substance per calendar quarter. The parties have agreed to a volume-based pricing structure under the Esteve Agreement. The Esteve Agreement has an initial term of four years, beginning April 9, 2019 and ending April 9, 2023. Pursuant to the Esteve Agreement, we have agreed to purchase a certain percentage of the global demand for vadadustat drug substance from Esteve. As of December 31, 2021, we have committed to purchase $28.9 million of vadadustat drug substance from Esteve through the fourth quarter of 2022.
On March 11, 2020, we entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement. The Patheon Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use. Pursuant to the Patheon Agreement, we provide Patheon a long-term forecast on an annual basis, as well as short-term forecasts on a quarterly basis, or the Patheon Forecast. The Patheon Forecast reflects our needs for commercial supply of vadadustat drug product produced by Patheon, represented as a quantity of drug product per calendar quarter. The parties have agreed to a volume-based pricing structure under the Patheon Agreement. The Patheon Agreement has an initial term beginning March 11, 2020 and ending June 30, 2023. Pursuant to the Patheon Agreement, we have agreed to purchase a certain percentage of the global demand for vadadustat drug product from Patheon. As of December 31, 2021, we had a minimum commitment with Patheon for $4.0 million through the fourth quarter of 2022.
On April 2, 2020, we entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, as amended on April 15, 2021, or the WuXi STA DS Agreement. The WuXi STA DS Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat drug substance for commercial use. Pursuant to the WuXi STA DS Agreement, we provide rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA DS Forecast. The WuXi STA DS Forecast reflects our needs for vadadustat drug substance produced by WuXi STA over a certain number of quarters. The parties have agreed to a volume-based pricing structure under the WuXi STA DS Agreement. The WuXi STA DS Agreement has an initial term of four years, beginning April 2, 2020 and ending April 2, 2024. Pursuant to the WuXi STA DS Agreement, we have agreed to purchase a certain percentage of the global demand for vadadustat drug substance from WuXi STA. As of December 31, 2021, we have committed to purchase $29.2 million of vadadustat drug substance from WuXi STA through the third quarter of 2022.
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
Other Third Party Contracts

Under our agreement with IQVIA to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of December 31, 2021 were approximately $5.0 million, of which Otsuka reimburses a significant portion back to us. Substantive performance for the committed work with IQVIA was completed in 2020 and close out activities were performed throughout 2021 and will continue to be performed throughout 2022. We also contract with various other organizations to conduct research and development activities with remaining contract costs to us of approximately $237.8 million as of December 31, 2021. The scope of the services under these research and development contracts can be modified and the contracts cancelled by us upon written notice, and therefore not included in the table of contractual obligations and commitments. In some instances, the contracts may be cancelled by the third party upon written notice.
Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, inventory, our excess purchase commitment liability, liabilities related to sale of future royalties, impairment of intangible assets, and income taxes. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.

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

Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and are based on various incentives that are offered within contracts between us and our Customers, health care providers, payors and other indirect customers relating to sales of our products. These reserves are based on the amounts earned or to be claimed on the related sales. These reserves include:

•Trade Discounts and Allowances: Discounts that include incentive fees that are explicitly stated in our contracts. In addition, we compensate (through trade discounts and allowances) our Customers for sales order management, data, and distribution services.
•Product Returns: Consistent with industry practice, we generally offer Customers a limited right of return which allows for the product to be returned when the product expiry is within an allowable window, when the quantity delivered is different than quantity ordered, the product is damaged in transit prior to receipt by the customer, or is subject to a recall. This right of return generally lapses once the product is provided to a patient. We estimate the amount of our product sales that may be returned for credit by our Customers. We currently estimate product return reserve using available industry data and our own historical sales information, including our visibility into the inventory remaining in the distribution channel.
•Provider Chargebacks and Discounts: Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. Reserves for chargebacks consist of credits that we expect to issue for units that remain in the distribution channel at each reporting period end that we expect will be sold to qualified healthcare providers, and chargebacks that Customers have claimed but for which we have not yet issued a credit.
•Commercial and Medicare Part D Rebates: We contract with various commercial payor organizations, primarily health insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of our products. We estimate the rebates for commercial and Medicare Part D payors based upon (i) our contracts with the payors and (ii) information obtained from our Customers and other third parties regarding the payor mix for Auryxia.
•Other Government Rebates: We are subject to discount obligations under state Medicaid programs and other government programs. We estimate Medicaid and other government programs rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.
•Other Incentives: Other incentives that we offer include voluntary patient assistance programs such as our co-pay assistance program, which are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on actual claims processed during a given period, as well as historical utilization data to estimate the amount we expect to receive associated with product that has been recognized as revenue, but remains in in the distribution channel at the end of each reporting period.

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

The preceding estimates and judgments materially affect our recognition of net product revenues. Changes in our estimates of net product revenues could have a material effect on net product revenues recorded in the period in which we determine that change occurs.

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

For elements of our collaboration agreements that are accounted for pursuant to ASC 606, we must develop assumptions that require judgment to determine whether the individual promises should be accounted for as separate performance obligations or as a combined performance obligation, and to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in an out-license and collaboration arrangement, we recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. With regard to the Otsuka collaboration agreements, we recognize revenue related to amounts allocated to the identified performance obligation on a proportional performance basis as the underlying services are performed.

The preceding estimates and judgments materially affect our recognition of collaboration revenues. Changes in our estimates of forecasted development costs could impact proportional performance percentages and could have a material effect on collaboration revenue recorded in the period in which we determine that change occurs.

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

Excess Purchase Commitment Liability

We identified executory contracts in the commercial supply agreements between Keryx and its contract manufacturers for Auryxia, which include future firm purchase commitments. These executory contracts were deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast and as such, we recorded a liability in purchase accounting. We re-evaluate the excess purchase commitments each reporting period to assess whether any adjustments to the excess purchase commitment liability are necessary. This evaluation includes reviewing the contractual minimums, expiration and utilization assumptions, and sales forecasts. Inventory receipts that have been previously identified as excess are recorded as a reduction to the excess purchase commitment liability.

Liability Related to Sale of Future Royalties

We treat the liability related to sale of future royalties as a debt financing, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability related to sale of future royalties and the debt amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. We will periodically assess the expected royalty payments. To the extent our estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. Changes in our estimates of future royalty payments could have a material effect on the liability related to sale of future royalties balance recorded in the period in which we determine that change occurs.

Intangible Assets
We maintain a definite-lived intangible asset related to developed product rights for Auryxia, which was acquired on December 12, 2018 as part of the Merger.
Intangible assets are initially recorded at fair value and stated net of accumulated amortization and impairments. We amortize our intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization for our intangible asset is recorded over its remaining estimated useful life, which as of December 31, 2021 is estimated to be six years.
We review intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, we perform a recoverability test by comparing the sum of the estimated undiscounted cash flows of the intangible asset group to its carrying value on the consolidated balance sheet. If the carrying value of the intangible asset group exceeds the undiscounted cash flows used in the recoverability test, we will write the carrying value of the intangible asset group down to the fair value in the period identified. We calculate the fair value of the intangible asset group as the present value of estimated future cash flows expected to be generated from the intangible asset group using a risk-adjusted discount rate. In determining estimated future cash flows associated with the intangible asset group, we use market participant assumptions pursuant to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). During the second quarter of 2020, we identified indicators of impairment related to the developed product rights for Auryxia and recorded an impairment charge of $115.5 million (see Note 9 contained in this Annual Report on Form 10-K for additional information).
Income Taxes
Income taxes are recorded in accordance with FASB Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. All deferred taxes as of December 31, 2021 and 2020 are classified as noncurrent within the income tax provision (see Note 14 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data).
Recent Accounting Pronouncements
For additional discussion of recent accounting pronouncements, please refer to New Accounting Pronouncements – Recently Adopted and New Accounting Pronouncements – Not Yet Adopted included within Note 2 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2021 and 2020, we had cash and cash equivalents and available for sale securities of $149.8 million and $268.7 million, respectively, consisting primarily of money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Interest rate sensitivity is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
In addition, we are exposed to market risk related to exchange rates. A substantial portion of our revenues for the year ended December 31, 2021 was received in U.S. dollars, including revenues we receive from royalty payments converted to U.S. dollars based on the net sales of Riona(R) and VafseoTM, in Japanese yen. Our exchange rate risk arises from such foreign currency net sales. As a result, we are exposed to movements in the exchange rates of the Japanese yen against the U.S. dollar.

For the royalty payments we received based on net sales of Riona and Vafseo in Japan during the year ended December 31, 2021, a 5.0% appreciation or depreciation of the Japanese yen against the U.S. dollar would have increased or decreased, respectively, our revenues in the year ended December 31, 2021 by approximately $0.3 million.
We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this foreign currency risk.

Item 8. Financial Statements and Supplementary Data
Akebia Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Akebia Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Akebia Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an adverse opinion thereon.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and managements’ plans regarding these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might results from the outcome of uncertainty.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Excess Purchase Commitment Liability
Description of the Matter
At December 31, 2021, the Company’s liability for excess purchase commitments related to executory contracts for Auryxia was $76.7 million. As described in Note 16, the Company records a liability for its future firm purchase commitments that exceed the Company’s current forecasts. The Company re-evaluates its excess purchase commitments each reporting period to assess whether any adjustments to its excess purchase commitments liability are necessary. This evaluation includes reviewing the contractual minimums, expiration and utilization assumptions, and sales forecasts. Inventory receipts that have been previously identified as excess are recorded as a reduction to the excess purchase commitment liability. The Company’s quarterly evaluations of for Auryxia sales forecasts, along with an amendment to a supplier agreement, resulted in the Company recording total charges to cost of sales to increase its liability for excess purchase commitments of $33.4 million during the year ended December 31, 2021. These charges are offset by inventory receipts that had been previously identified as excess totaling $12.5 million.

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
Boston, Massachusetts
March 1, 2022

AKEBIA THERAPEUTICS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$149,800	$228,698
Available for sale securities	—	39,992
Inventory	38,195	61,017
Accounts receivable, net	50,875	26,853
Prepaid expenses and other current assets	33,140	14,877
Total current assets	272,010	371,437
Property and equipment, net	6,754	8,622
Operating lease assets	33,852	26,876
Goodwill	55,053	55,053
Other intangible assets, net	108,127	144,170
Other assets	49,754	37,981
Total assets	$525,550	$644,139
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$33,588	$41,308
Accrued expenses and other current liabilities	104,456	130,624
Short-term deferred revenue	20,906	15,214
Current portion of long-term debt	97,543	—
Total current liabilities	256,493	187,146
Deferred revenue, net of current portion	21,474	25,345
Operating lease liabilities, net of current portion	33,703	24,621
Derivative liability	1,820	2,420
Long-term debt, net	—	96,378
Liability related to sale of future royalties, net	53,079	—
Other non-current liabilities	82,525	60,611
Total liabilities	449,094	396,521
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized at December 31, 2021 and 2020; 0 shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock: $0.00001 par value; 350,000,000 shares authorized at December 31, 2021 and 2020, respectively; 177,000,963 and 148,074,085 shares issued and outstanding at December 31, 2021 and 2020, respectively	1	1
Additional paid-in capital	1,536,800	1,425,115
Accumulated other comprehensive gain	6	13
Accumulated deficit	(1,460,351)	(1,177,511)
Total stockholders' equity	76,456	247,618
Total liabilities and stockholders' equity	$525,550	$644,139

See accompanying notes to consolidated financial statements.

AKEBIA THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Product revenue, net	$142,216	$128,901	$111,119
License, collaboration and other revenue	71,362	166,406	223,882
Total revenues	213,578	295,307	335,001
Cost of goods sold:
Product	117,352	148,866	108,935
Amortization of intangibles	36,042	31,515	36,401
Impairment of intangible asset	—	115,527	—
Total cost of goods sold	153,394	295,908	145,336
Operating expenses:
Research and development	147,852	218,485	322,969
Selling, general and administrative	174,161	153,947	149,455
License expense	3,489	3,409	3,529
Total operating expenses	325,502	375,841	475,953
Operating loss	(265,318)	(376,442)	(286,288)
Other income (expense):
Interest income (expense)	(19,936)	(8,871)	792
Other income (expense)	2,414	1,856	(794)
Net loss before income taxes	(282,840)	(383,457)	(286,290)
Benefit from income taxes	—	—	(6,631)
Net loss	$(282,840)	$(383,457)	$(279,659)
Net loss per share - basic and diluted	$(1.70)	$(2.77)	$(2.36)
Weighted-average number of common shares - basic and diluted	165,949,695	138,463,152	118,395,919
Comprehensive loss:
Net loss	$(282,840)	$(383,457)	$(279,659)
Other comprehensive gain - unrealized gain on securities	(7)	13	261
Total comprehensive loss	$(282,847)	$(383,444)	$(279,398)

See accompanying notes to consolidated financial statements.

Akebia Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Unrealized Gain/Loss	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	$0.00001 Par Value
Balance at December 31, 2018	116,887,518	$1	$1,150,583	$(261)	$(514,395)	$635,928
Issuance of common stock, net of issuance costs	4,068,912	—	25,785	—	—	25,785
Proceeds from sale of stock under employee stock purchase plan	87,530	—	383	—	—	383
Exercise of options	362,796	—	560	—	—	560
Retired shares	(55,324)	—	(426)	—	—	(426)
Share-based compensation expense	—	—	11,925	—	—	11,925
Restricted stock unit vesting	323,136	—	—	—	—	—
Unrealized gain	—	—	—	261	—	261
Net loss	—	—	—	—	(279,659)	(279,659)
Balance at December 31, 2019	121,674,568	$1	$1,188,810	$—	$(794,054)	$394,757
Issuance of common stock, net of issuance costs	24,133,348	—	209,519	—	—	209,519
Proceeds from sale of stock under employee stock purchase plan	235,658	—	1,100	—	—	1,100
Exercise of options	166,633	—	1,226	—	—	1,226
Share-based compensation expense	—	—	24,460	—	—	24,460
Restricted stock unit vesting	1,863,878	—	—	—	—	—
Unrealized gain	—	—	—	13	—	13
Net loss	—	—	—	—	(383,457)	(383,457)
Balance at December 31, 2020	148,074,085	$1	$1,425,115	$13	$(1,177,511)	$247,618
Issuance of common stock, net of issuance costs	26,352,343	—	88,204	—	—	88,204
Proceeds from sale of stock under employee stock purchase plan	307,193	—	746	—	—	746
Share-based compensation expense	—	—	22,735	—	—	22,735
Restricted stock unit vesting	2,267,342	—	—	—	—	—
Unrealized gain	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(282,840)	(282,840)
Balance at December 31, 2021	177,000,963	$1	$1,536,800	$6	$(1,460,351)	$76,456

See accompanying notes to consolidated financial statements.

Akebia Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net loss	(282,840)	(383,457)	(279,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,927	2,075	2,245
Amortization of intangibles	36,043	31,515	36,401
Intangible asset impairment charge	—	115,527	—
Non-cash interest expense related to sale of future royalties	9,117	—	—
Non-cash royalty revenue related to sale of future royalties	(821)	—	—
Amortization of premium/discount on investments	(15)	(47)	(819)
Non-cash interest expense	1,165	1,534	786
Non-cash operating lease expense	(1,842)	(2,037)	(2,229)
Write-off of property and equipment	—	—	2,053
Fair value step-up of inventory sold or written off	21,575	68,240	70,444
Write-down of inventory	15,618	20,072	7,112
Change in excess inventory purchase commitments	33,391	25,114	—
Stock-based compensation	22,735	24,460	11,925
Deferred income taxes	—	—	(6,631)
Change in fair value of derivative liability	(600)	286	—
Changes in operating assets and liabilities:
Accounts receivable	(24,022)	12,011	(22,198)
Inventory	(25,847)	6,163	(29,142)
Prepaid expenses and other current assets	(18,658)	(8,119)	10,541
Operating lease assets	(13,888)	—	—
Other long-term assets	5,674	(2,779)	4,917
Accounts payable	(11,735)	3,678	1,372
Accrued expense	(24,680)	6,356	(27,351)
Operating lease liabilities	15,398	1,411	2,531
Deferred revenue	1,821	(32,391)	(39,739)
Other non-current liabilities	(12,481)	—	—
Net cash used in operating activities	(252,965)	(110,388)	(257,441)
Investing activities:
Purchase of property and equipment	(59)	(317)	(6,655)
Purchase of available for sale securities	—	(99,932)	—
Proceeds from the maturities of available for sale securities	40,000	60,245	153,110
Proceeds from sales of available for sale securities	—	—	64,721
Net cash provided by (used in) investing activities	39,941	(40,004)	211,176
Financing activities:
Proceeds from sale of future royalties, net	44,783	—	—
Proceeds from the issuance of common stock, net of issuance costs	88,202	209,419	25,785
Proceeds from the sale of stock under employee stock purchase plan	746	1,100	383
Proceeds from the exercise of stock options	—	1,226	560
Retirement of treasury stock	—	—	(426)
Proceeds from the issuance of debt, net	—	19,975	77,668
Payments on debt	—	—	(15,000)
Net cash provided by financing activities	133,731	231,720	88,970
Increase (decrease) in cash, cash equivalents, and restricted cash	(79,293)	81,328	42,705
Cash, cash equivalents, and restricted cash at beginning of the period	231,132	149,804	107,099
Cash, cash equivalents, and restricted cash at end of the period	$151,839	$231,132	$149,804
Non-cash financing activities
Unpaid offering costs	$2	$100	$—
Cash paid for:
Interest	9,632	7,843	781
See accompanying notes to consolidated financial statements.

Akebia Therapeutics, Inc.
Notes to Consolidated Financial Statements
1. Nature of Organization and Operations
Akebia Therapeutics, Inc., referred to as Akebia or the Company, was incorporated in the State of Delaware in 2007. Akebia is a biopharmaceutical company with the purpose of bettering the lives of people living with kidney disease. Akebia’s lead investigational product candidate, vadadustat, is an oral therapy for the treatment of anemia due to chronic kidney disease, or CKD. Vadadustat is an oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH inhibitor designed to mimic the physiologic effect of altitude on oxygen availability. At higher altitudes, the body responds to lower oxygen availability with stabilization of hypoxia-inducible factor, or HIF, which stimulates erythropoietin, or EPO, production and can lead to red blood cell, or RBC, production and improved oxygen delivery to tissues. The Company submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for vadadustat in March of 2021 for the treatment of anemia due to CKD in adult patients with CKD on dialysis, or DD-CKD, and adult patients with CKD not on dialysis, or NDD-CKD. The Company's NDA submission was accepted for filing by the FDA in May 2021 and the FDA has indicated that they are not currently planning to hold an Advisory Committee meeting to discuss the application for vadadustat. The FDA also assigned the application standard review and a Prescription Drug User Fee Act, or PDUFA, target action date of March 29, 2022. The Company’s collaboration partner, Otsuka Pharmaceutical Co. Ltd., submitted a Marketing Authorization Application, or MAA, for vadadustat for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients to the European Medicines Agency, or EMA, in October 2021. Vadadustat is approved and marketed in Japan as a treatment for anemia due to CKD in both dialysis-dependent and non-dialysis dependent adult patients under the trade name VafseoTM. In addition, the Company has a commercial product, Auryxia® (ferric citrate), which is currently approved by the U.S. Food and Drug Administration, or FDA, and marketed for two indications in the United States, the control of serum phosphorus levels in adult patients with CKD on dialysis, or DD-CKD, and the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or NDD-CKD. Ferric citrate is also approved and marketed in Japan as an oral treatment for the improvement of hyperphosphatemia in patients with DD-CKD and NDD-CKD under the trade name Riona (ferric citrate hydrate).
Since inception, the Company has devoted most of its resources to research and development, including its preclinical and clinical development activities and commercializing Auryxia, and providing general and administrative support for these operations. The Company began recording revenue from the U.S. sales of Auryxia and revenue from sublicensing rights to Auryxia in Japan to the Company’s Japanese partners Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd., collectively JT and Torii, on December 12, 2018 following the consummation of the Merger with Keryx. Additionally, following regulatory approval of vadadustat in Japan, the Company began recognizing royalty revenues from Mitsubishi Tanabe Pharma Corporation, or MTPC, from the sale of Vafseo in August 2020. In February 2021, the Company entered into a royalty interest acquisition agreement with HealthCare Royalty Partners IV, L.P., or the Royalty Agreement, whereby the Company sold its right to receive royalties and sales milestones under its Collaboration Agreement with MTPC, or the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 5 for additional information). The Company has not generated a profit to date and may never generate profits from product sales. Vadadustat and the Company’s other potential product candidates are subject to long development cycles, and the Company may be unsuccessful in its efforts to develop, obtain marketing approval for or market vadadustat and its other potential product candidates. If the Company does not successfully commercialize Auryxia, vadadustat or any other potential product candidate, it may be unable to achieve profitability.

Going Concern

As of December 31, 2021, the Company had cash and cash equivalents of approximately $149.8 million. The Company expects its cash resources to fund its current operating plan for at least twelve months from the date of this filing. However, the potential timely regulatory approval of vadadustat and the receipt of associated regulatory milestones is an important source of funding of our cash runway, which is outside of the Company’s control. There can be no assurance that the current operating plan, including with respect to vadadustat, if approved, will be achieved in the time frame anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all.

In addition, on February 18, 2022, the Company and BioPharma Credit PLC, or the Collateral Agent, BPCR Limited Partnership, as a Lender, and BioPharma Credit Investments V (Master) LP. as a Lender, entered into the First Amendment and Waiver, or the First Amendment and Waiver, which amends and waives certain provisions of the Loan Agreement, dated November 11, 2019 (see Note 18). Pursuant to the Loan Agreement, as amended, the Company’s filings of Form 10-Q for fiscal quarters ending June 30, 2022 and September 30, 2022, and its future Annual Reports on Form 10-K, must not be subject to any qualification as to going concern. If the Company does not satisfy the covenant as to going concern in any of these filings, the Company will be in default under the Loan Agreement. If an event of default occurs and is continuing under the Loan

Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement, which the Company may not have the available cash resources to repay at such time.

The Company's management completed its going concern assessment in accordance with ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. Pursuant to the requirements of ASC 205-40, the Company’s management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued.

When substantial doubt exists under this methodology, the Company’s management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of the Company’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company believes that its cash resources will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the filing of the Company’s 2021 Annual Report on Form 10-K. However, as certain elements of the Company’s operating plan are outside of the Company’s control, including the potential timely regulatory approval of vadadustat and the receipt of associated regulatory milestones, they cannot be considered probable under ASC 205-40. There also is uncertainty as to whether or not the Company will meet our quarterly and annual debt covenants.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. The Company will require additional capital to fund its operating plan beyond the next twelve months, including pursuing development and commercial activities related to Auryxia and vadadustat, if approved, or any additional products and product candidates, including those that may be in-licensed or acquired. The Company expects to finance future cash needs through product revenue Management’s plans to alleviate the conditions that raise substantial doubt include raising additional funding through product revenue, earning milestone payments pursuant to the Company’s collaboration agreements, public or private equity or debt transactions, payments from its collaborators, strategic transactions, or a combination of these approaches. However, adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital in sufficient amounts when needed or on attractive terms, it may not be able to pursue development and commercial activities related to Auryxia and vadadustat or any additional products and product candidates, including those that may be in-licensed or acquired. for the Company to continue as a going concern for a period of twelve months from the date the financial statements are issued. The Company has concluded the likelihood that its plan to obtain sufficient funding from one or more of these sources will be successful, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities, other than obligations under the Loan Agreement classified as current, that might result from the outcome of the uncertainties described above.
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
New Accounting Pronouncements – Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by the new standard.
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
Derivative Financial Instruments
The Company accounts for warrants and other derivative financial instruments as either equity or liabilities in accordance with ASC Topic 815, Derivatives and Hedging, or ASC 815, based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. The warrant issued by the Company in connection with the Janssen Pharmaceutica NV Research and License Agreement, the Janssen Agreement, is classified as equity in the Company’s consolidated balance sheet at December 31, 2021 (see Note 12). The derivative liability recorded in connection with the Company’s Loan Agreement with Pharmakon is classified as a liability in the Company’s consolidated balance sheet (see Note 11).
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
Credit Losses
Available for sale debt securities. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company classifies all securities as available for sale and includes them in current assets as they are intended to fund current operations. The Company's investment portfolio at any point in time contains investments in money market mutual funds, U.S. government debt securities, certificates of deposit and corporate debt securities. The Company segments its portfolio based on the underlying risk profiles of the securities and have a zero loss expectation for money market mutual funds, U.S. government debt securities and certificates of deposit. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. Factors considered also include whether a decline in fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the investment to allow for an anticipated recovery in fair value. Any unrealized loss that is not credit related is recognized in other comprehensive (loss) income in the consolidated statements of operations. A credit-related unrealized loss is recognized as an allowance on the consolidated balance sheets with a corresponding adjustment to earnings in the consolidated statements of operations.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available for sale securities with original maturities of three months or less at the time of purchase. Cash equivalents are reported at fair value. At December 31, 2021, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that sum to the total of the amounts reported in the consolidated statement of cash flows (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$149,800	$228,698	$147,449
Prepaid expenses and other current assets	—	395	263
Other assets	2,039	2,039	2,092
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$151,839	$231,132	$149,804

Investments
Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available for sale which are included in current assets as they are intended to fund current operations. The Company carries available for sale securities at fair value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business. Based on these considerations, the Company did not identify any other-than-temporary unrealized losses at December 31, 2021. Unrealized losses on available for sale securities that are determined to be temporary, and not related to credit loss, are recorded in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income, net” within the consolidated statements of operations and comprehensive loss. The Company also includes in net investment income, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method and includes interest and dividends on securities in interest income.
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
The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed as well as historical payment patterns and existing economic factors. The Company believes that credit risks associated with its customers and collaboration partners are not significant. The Company did not have a material allowance for doubtful accounts as of December 31, 2021 and 2020.
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
Gross revenues and accounts receivable from each of the Company’s Customers or collaboration partners who individually accounted for 10% or more of total gross revenues and/or 10% or more of total gross accounts receivable consisted of the following:

	Percent of Total Gross Revenues
	Years Ended December 31,
	2021	2020	2019
Fresenius Medical Care Rx	33%	29%	21%
AmerisourceBergen Drug Corporation	16%	12%	10%
Otsuka Pharmaceutical Co. Ltd.	14%	29%	45%
McKesson Corporation	13%	11%	—%
Cardinal Health, Inc.	11%	—%	—%

	Percent of Gross Accounts Receivable
	As of December 31,
	2021	2020
Otsuka Pharmaceutical Co. Ltd.	22%	—%
MTPC	20%	—%
Fresenius Medical Care Rx	16%	19%
AmerisourceBergen Drug Corporation	15%	29%
Cardinal Health, Inc.	10%	14%
McKesson Corporation	—%	12%

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
The following is the summary of property and equipment and related accumulated depreciation as of December 31, 2021 and 2020.

	Useful Life			December 31, 2021	December 31, 2020
				(in thousands)
Computer equipment and software	3			$1,010	$1,010
Furniture and fixtures	5	-	7	2,086	2,086
Equipment	7			2,750	2,692
Leasehold improvements	Shorter of the useful life or remaining lease term			8,573	8,573
				14,419	14,361
Less accumulated depreciation				(7,665)	(5,739)
Net property and equipment				$6,754	$8,622

Depreciation expense was approximately $1.9 million, $2.1 million and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Prior to the regulatory approval of a product candidate, the Company incurs expenses for the manufacture of material that could potentially be available to support the commercial launch of its products upon approval. Until the first reporting period when regulatory approval has been received or is otherwise considered probable and the future economic benefit is expected to be realized, the Company records all such costs as research and development expense. Inventory used in clinical trials is also expensed as research and development expense, when selected for such use. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in a clinical manufacturing campaign.
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
Liability Related to Sale of Future Royalties
The Company treats the liability related to sale of future royalties (see Note 5) as a debt financing, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability related to sale of future royalties and the debt amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. The Company will periodically assess the expected royalty payments. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. Non-cash royalty revenue is reflected as royalty revenue within license, collaboration and other revenue, and non-cash amortization of debt is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss.
Excess Purchase Commitment Liability
The Company identified executory contracts in the commercial supply agreements between Keryx and its contract manufacturers for Auryxia, which include future firm purchase commitments. These executory contracts were deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast and as such, the Company recorded a liability in purchase accounting. The Company re-evaluates the excess purchase commitments each reporting period to assess whether any adjustments to the excess purchase commitment liability are necessary. This evaluation includes reviewing the contractual minimums, expiration and utilization assumptions, and sales forecasts. Inventory receipts that have been previously identified as excess are recorded as a reduction to the excess purchase commitment liability.

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
Trade Discounts and Allowances: The Company generally provides Customers with discounts that include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the consolidated statement of operations and comprehensive loss through December 31, 2021. The Company records a corresponding reduction to accounts receivable (if the trade discount and/or allowance will be credited to the Customer) or an increase to accrued expense (if the trade discount and/or allowance is payable to a Customer) on the consolidated balance sheets.
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
Royalties
The Company will recognize sales-based royalties, including milestone payments based on the level of sales, at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company receives royalty payments from JT and Torii, based on net sales of Riona, and MTPC based on net sales of Vafseo in Japan.
Collaborative Arrangements
The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. The Company considers the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between the Company and its collaborative partners and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. Therefore, the Company recognizes its allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the Otsuka U.S. Agreement, as defined below in Note 4, as a component of the related expense in the period incurred. To the extent product revenue is generated from the collaboration, the Company recognizes its share of the net sales on a gross basis if the Company is deemed to be the principal in the transactions with customers, or on a net basis if the Company is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.
Business Combinations and Asset Acquisitions
The purchase price allocation for business combinations requires extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Under ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business (“2017-01”), the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is not a business.

The Company accounts for acquired businesses using the acquisition method of accounting, under which the total purchase price of an acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. In determining fair value, the Company uses market participant assumptions pursuant to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). Acquisition-related costs are expensed as incurred. Any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.

The purchase price allocations are initially prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any adjustments to the purchase price allocations are made as soon as practicable but no later than one year from the acquisition date.

Acquired inventory is recorded at its fair value, which may require a step-up adjustment to recognize the inventory at its expected net realizable value. The inventory step-up is recorded to cost of product sales in the Company's consolidated statements of operations when related inventory is sold, and the Company records step-up costs associated with clinical trial material as research and development expense.
Intangible Assets
The Company maintains a definite-lived intangible asset related to developed product rights for Auryxia, which was acquired on December 12, 2018 as part of the Merger.
Intangible assets are initially recorded at fair value and stated net of accumulated amortization and impairments. The Company amortizes its intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization for the Company’s intangible asset is recorded over its remaining estimated useful life, which as of December 31, 2021 is estimated to be six years.
The Company reviews intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of the intangible asset group to its carrying value on the consolidated balance sheet. If the carrying value of the intangible asset group exceeds the undiscounted cash flows used in the recoverability test, the Company will write the carrying value of the intangible asset group down to the fair value in the period identified. The Company calculates the fair value of the intangible asset group as the present value of estimated future cash flows expected to be generated from the intangible asset group using a risk-adjusted discount rate. In determining estimated future cash flows associated with its intangible asset group, the Company uses market participant assumptions pursuant to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). During the second quarter of 2020, the Company identified indicators of impairment related to the developed product rights for Auryxia and recorded an impairment charge of $115.5 million (see Note 9).
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
Items measured at fair value on a nonrecurring basis include property and equipment, intangible assets and goodwill. The Company remeasures the fair value of these assets upon the occurrence of certain events. There were no impairments to assets measured using Level 3 inputs during the year ended December 31, 2021. During the second quarter of 2020, the Company identified indicators of impairment related to the developed product rights for Auryxia, an intangible asset measured using Level 3 inputs, and recorded an impairment charge of $115.5 million (see Note 9). There were no other impairments to assets measured using Level 3 inputs during the year ended December 31, 2020.
The Company’s other financial instruments mainly consists of debt (see Note 11). The carrying amount for the Company’s Loan Agreement with Pharmakon approximates fair value because the interest rate is variable and reflects current market rates.

Research and Development Costs
Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in providing research and development activities, including salaries and benefits, facilities costs, overhead costs, contract research and development services, and other outside costs. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.
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
Advertising Expenses
The costs of advertising are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2021, 2020 and 2019, advertising expenses totaled $8.2 million, $5.0 million and $6.0 million, respectively, all related to Auryxia.
Income Taxes
Income taxes are recorded in accordance with FASB Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. All deferred taxes as of December 31, 2021 and 2020 are classified as noncurrent within the income tax provision (see Note 14).
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2021 and 2020, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
Stock-Based Compensation
The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees and non-employees, including grants of stock options, restricted stock, restricted stock units, or RSUs, performance-based restricted stock units, or PSUs, and modifications to existing stock awards, to be recognized in the statements of operations and comprehensive loss based on their fair values. The Company’s stock-based awards are comprised of stock options, RSUs and PSUs. The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Company uses a blend of its stock price and the quoted market price of comparable public companies to determine the fair value of restricted stock awards, common stock awards, and performance-based restricted stock awards.
The Black-Scholes option pricing model requires the input of certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Prior to 2017, due to the lack of company-specific historical and implied volatility data for trading the Company’s stock in the public market, the Company had based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility was calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility was based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. During 2017, the Company began to estimate its volatility by using a blend of its stock price history for the length of time it has market data for its stock and the historical volatility of similar public companies for the expected term of each grant. The Company is a commercial-stage biopharmaceutical company and the representative group of companies has certain similar characteristics to the Company. The Company believes the group selected has sufficient similar economic and industry characteristics and includes companies that are most representative of the Company. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. For options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock, which is similar to the Company’s peer group.
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
3. Product Revenue, Net
To date, the Company’s only source of product revenue has been from the U.S. sales of Auryxia. Total net product revenue was $142.2 million, $128.9 million, and $111.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. The following table summarizes activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2019, 2020, and 2021 (in thousands):

	Chargebacks and Discounts	Rebates, Fees and other Deductions	Returns	Total
Balance at December 31, 2018	$516	$22,861	$360	$23,737
Provisions related to sales in current year	7,822	110,866	2,008	120,696
Adjustments related to prior year sales	—	1,149	—	$1,149
Credits/payments made	(7,600)	(104,324)	(2,115)	$(114,039)
Balance at December 31, 2019	738	30,552	253	31,543
Current provisions related to sales in current year	10,559	149,472	7,238	167,269
Adjustments related to prior year sales	—	377	—	377
Credits/payments made	(10,495)	(140,489)	(6,842)	(157,826)
Balance at December 31, 2020	$802	$39,912	$649	$41,363
Current provisions related to sales in current year	11,759	133,297	5,852	150,908
Adjustments related to prior year sales	(1)	(1,790)	—	(1,791)
Credits/payments made	(11,282)	(144,794)	(6,026)	(162,102)
Balance at December 31, 2021	$1,278	$26,625	$475	$28,378

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

Accounts receivable, net related to product sales was approximately $24.6 million and $21.9 million as of December 31, 2021 and 2020, respectively.
4. License, Collaboration and Other Significant Agreements
During the years ended December 31, 2021, 2020 and 2019, the Company recognized the following revenues from its license, collaboration and other significant agreements and had the following deferred revenue balances as of December 31, 2021:

	For the Year Ended December 31,
	2021	2020	2019
License, Collaboration and Other Revenue:	(in thousands)
MTPC Agreement	$12,438	$15,405	$10,000
Otsuka U.S. Agreement	36,588	93,446	131,314
Otsuka International Agreement	16,449	45,451	75,614
Total Proportional Performance Revenue	$65,475	$154,302	$216,928
JT and Torii	5,814	5,681	5,882
MTPC Other Revenue	73	6,423	1,072
Total License, Collaboration and Other Revenue	$71,362	$166,406	$223,882

	December 31, 2021
	Short-Term	Long-Term	Total
Deferred Revenue:	(in thousands)
Otsuka U.S. Agreement	$7,970	$12,402	$20,372
Otsuka International Agreement	5,467	4,393	$9,860
MTPC	7,469	—	$7,469
Vifor Agreement	—	4,679	$4,679
Total	$20,906	$21,474	$42,380
The following table presents changes in the Company’s contract assets and liabilities during the years ended December 31, 2021 and 2020 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Twelve Months Ended December 31, 2021
Contract assets:
Accounts receivable (1)	$3,045	$64,676	$(48,627)	$19,094
Prepaid expenses and other current assets	$1,722	$2,592	$(5)	$4,309
Contract liabilities:
Deferred revenue	$40,559	$83,491	$(81,670)	$42,380
Accounts payable	$7,227	$3,171	$(7,227)	$3,171
Accrued expenses and other current liabilities	$10,000	$—	$(10,000)	$—
Twelve Months Ended December 31, 2020
Contract assets:
Accounts receivable (1)	$15,822	$161,772	$(174,549)	$3,045
Prepaid expenses and other current assets	$—	$1,722	$—	$1,722
Contract liabilities:
Deferred revenue	$72,950	$122,108	$(154,499)	$40,559
Accounts payable	$—	$17,324	$(10,097)	$7,227
Accrued expenses and other current liabilities	$—	$10,615	$(615)	$10,000

(1)Excludes accounts receivable from other services related to clinical and regulatory activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement as of December 31, 2021 and 2020. Also excludes accounts receivable related to amounts due to the Company from product sales which are included in the accompanying consolidated balance sheets as of December 31, 2021 and 2020.
During the years ended December 31, 2021, 2020 and 2019, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	For the Year Ended December 31,
Revenue Recognized in the Period from:	2021	2020	2019
Amounts included in deferred revenue at the beginning of the period	$23,364	$36,032	$80,634
Performance obligations satisfied in previous periods	$81	$25,964	$45,592

Mitsubishi Tanabe Pharma Corporation Collaboration Agreement
Summary of Agreement
On December 11, 2015, the Company and MTPC entered into a collaboration agreement, or the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to vadadustat in Japan and certain other Asian countries, collectively, the MTPC Territory. In addition, the Company will supply vadadustat to MTPC for both clinical and commercial use in the MTPC Territory, subject to MTPC’s option to manufacture commercial drug product in the MTPC Territory.
The Company and MTPC agreed that, instead of including Japanese patients in the Company’s global Phase 3 program for vadadustat, MTPC would be the sponsor of a Phase 3 program for vadadustat in Japan. MTPC was responsible for the costs of the Phase 3 program in Japan and other studies required in Japan, and made no funding payments for the global Phase 3 program for vadadustat. In June 2020, vadadustat was approved in Japan for the treatment of anemia due to CKD, which triggered a $15.0 million regulatory milestone payment to the Company that was received in the third quarter of 2020. In August 2020, MTPC launched vadadustat commercially in Japan under the trade name VafseoTM as a treatment of anemia due to CKD for adult patients on dialysis and not on dialysis. In January 2022, MTPC filed a new drug application for vadadustat for the treatment of anemia due to CKD in adult patients in Taiwan.
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
MTPC is required to make certain milestone payments to the Company aggregating up to approximately $225.0 million upon the achievement of specified development, regulatory and commercial events. More specifically, the Company received $10.0 million in development milestone payments and is eligible to receive up to $40.0 million in regulatory milestone payments, of which the Company received $10.0 million in relation to the Japanese NDA, or JNDA, filing in the third quarter of 2019 and earned an additional $15.0 million following regulatory approval of vadadustat in Japan in the second quarter of 2020, which the Company received in the third quarter of 2020, and up to $175.0 million in commercial milestone payments associated with aggregate sales of all products. In consideration for the exclusive license and other rights contained in the MTPC Agreement, MTPC also made a $20.0 million upfront payment as well as a payment of $20.5 million for Phase 2 studies in Japanese patients completed by the Company and reimbursed by MTPC. The Company is also entitled to receive tiered royalty payments ranging from 13% to 20% on annual net sales of vadadustat in the MTPC Territory. Royalty payments are subject to certain reductions, including upon the introduction of competitive products in certain instances. Royalties are due on a country-by-country basis from the date of first commercial sale of a licensed product in a country until the last to occur of: (i) the expiration of the last to expire valid claim within the intellectual property covering the licensed product, (ii) the expiration of marketing or regulatory exclusivity in such country, or (iii) the tenth anniversary of the first commercial sale of such licensed product in such country. Due to the uncertainty of drug development and commercialization and the high historical failure rates associated therewith, although the Company has received $10.0 million in development milestones and $25.0 million in regulatory milestones, no additional milestone may ever be received from MTPC. The Company recognizes any revenue from MTPC royalties in the period in which the sales occur.
In February 2021, the Company entered into a royalty interest acquisition agreement with HealthCare Royalty Partners IV, L.P., or the Royalty Agreement, whereby the Company sold its right to receive royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 5).
Revenue Recognition
The Company evaluated the elements of the MTPC Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, MTPC, is a customer. The Company’s arrangement with MTPC contains the following material promises under the contract at inception: (i) license under certain of the Company’s intellectual property to develop and commercialize vadadustat in the MTPC Territory (the License Deliverable), (ii) clinical supply of vadadustat (the Clinical Supply Deliverable), (iii) knowledge transfer, (iv) Phase 2 dosing study research services (the Research Deliverable), and (v) rights to future know-how.
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
As of December 31, 2021, the transaction price is comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received, comprised of $10.0 million relating to the JNDA filing and $15.0 million relating to regulatory approval of vadadustat in Japan, and (vi) $1.2 million in royalties from net sales of Vafseo. As of December 31, 2021, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. Accordingly, the Company recognized the $15.0 million regulatory milestone relating to regulatory approval of vadadustat in Japan as revenue during the year ended December 31, 2020 and the $10.0 million regulatory milestone for the filing of the JNDA as revenue during the year ended December 31, 2019, as the regulatory milestones were both deemed probable of being achieved and the required performance obligations had been satisfied as of December 31, 2020 and 2019, respectively. The Company recognized $0.8 million and $0.4 million of revenue for royalties from the net sales of Vafseo during the years ended December 31, 2021 and 2020, respectively. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the MTPC Agreement, subject to certain caps and other conditions (see Note 5). The revenue is classified as collaboration revenue in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2021, there is $0.2 million in accounts receivable, no deferred revenue, and no contract assets. There were no asset or liability balances related to the MTPC Agreement classified as long-term in the consolidated balance sheet as of December 31, 2021.
Supply of Drug Product to MTPC
In March 2020, in connection with the MTPC Agreement, the Company and MTPC executed an amendment to the MTPC Agreement pursuant to which the Company agreed to supply MTPC with certain vadadustat process validation drug product for commercial use, and MTPC agreed to reimburse the Company for certain manufacturing-related expenses. In connection with this arrangement, the Company invoiced the upfront payment of $10.4 million, which it received during the three months ended June 30, 2020. The Company does not recognize revenue under this arrangement until risk of loss passes to MTPC and delivery has occurred and MTPC has accepted the product. During the years ended December 31, 2021 and 2020, the Company recognized $0 million and $6.2 million, respectively, in revenue for drug product that was delivered during the applicable period. As of December 31, 2021, the Company recorded no accounts receivable, no deferred revenue, and $2.1 million in other current liabilities and no other non-current liabilities for drug product that is subject to return by MTPC.
On July 15, 2020, the Company and its collaboration partner MTPC entered into a supply agreement, or the MTPC Supply Agreement. The MTPC Supply Agreement includes the terms and conditions under which the Company will supply vadadustat drug product to MTPC for commercial use in Japan and certain other Asian countries, as contemplated by the MTPC Agreement.
Pursuant to the MTPC Supply Agreement, MTPC provides a rolling forecast, or the MTPC Forecast, to the Company on a quarterly basis. The MTPC Forecast reflects MTPC’s needs for vadadustat drug product over a certain number of months, represented as a quantity of vadadustat drug product per calendar quarter. MTPC makes an up-front payment for a certain percentage of each batch of vadadustat drug product ordered. The term of the MTPC Supply Agreement extends throughout the term of the MTPC Agreement, and the termination provisions of the MTPC Agreement govern termination of the MTPC Supply Agreement.
During the year ended December 31, 2021, the Company recognized $11.6 million of revenue under the MTPC Supply Agreement and invoiced MTPC for $18.2 million in up-front payments for vadadustat drug product ordered by MTPC. As of December 31, 2021, the Company recorded $9.4 million in accounts receivable, $7.5 million in deferred revenues, $14.9 million in other current liabilities and $5.8 million in other non-current liabilities.

U.S. Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.
Summary of Agreement
On December 18, 2016, the Company entered into a collaboration and license agreement with Otsuka, or the Otsuka U.S. Agreement. The collaboration is focused on the development and commercialization of vadadustat in the United States. Under the terms of the Otsuka U.S. Agreement, the Company is responsible for leading the development of vadadustat, including the completed Phase 3 development program, and the Company controls and retains final decision making authority with respect to certain matters, including U.S. pricing strategy and manufacturing. The Company and Otsuka will co-commercialize vadadustat in the United States, subject to the approval of vadadustat by the FDA.
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
The Company is responsible for performing all activities related to the development of vadadustat as outlined in the current global development plan, while Otsuka may agree to perform certain activities under the global development plan from time to time as agreed to by the parties. The current global development plan encompasses all activities with respect to the completed PRO2TECT and INNO2VATE clinical programs through the filing for marketing approval, as well as certain other studies. The Company’s obligations related to the conduct of the current global development plan include the associated manufacturing and supply services for vadadustat.
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
Under the terms of the Otsuka U.S. Agreement, the Company received a $125.0 million up-front, non-refundable, non-creditable cash payment in December 2016. In March 2017, the Company received a payment of approximately $33.8 million, which represented reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan through December 31, 2016. Commencing in the third quarter of 2017, whereupon the Company had incurred a specified amount of incremental costs, Otsuka began to contribute, as required by the Otsuka U.S. Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to December 31, 2016 will total $360.1 million or more, depending on the actual costs incurred toward the current global development plan, which amount includes the Additional Funding (as defined below). The costs associated with the performance of any development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism as set forth in the Otsuka U.S. Agreement or to be determined by the parties. Costs incurred with respect to medical affairs and commercialization and non-promotional activities will generally be shared equally by the parties. In addition, due to the costs incurred in completing the activities under the current global development plan exceeding a certain threshold in the second quarter of 2019, the Company elected to require Otsuka to increase the aggregate percentage of current global development costs it funds under the Otsuka U.S. Agreement and the Otsuka International Agreement, as defined below, from 52.5% to 80%, or the Otsuka Funding Option. The Company estimates the additional funding as a result of exercising the Otsuka Funding Option, or the Additional Funding, to total approximately $149.6 million or more, depending on the actual costs incurred toward the current global development plan. The Additional Funding is fully creditable against future payments due to the Company under the arrangement, provided that future payments due to the Company may not be reduced by more than 50% in any calendar year and any remaining creditable amount above 50% in any calendar year will be applied to subsequent future payments until fully credited. As of December 31, 2021, the Additional Funding was $111.9 million.
In addition, Otsuka is required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, as of December 31, 2021, the Company is eligible to receive up to $65.0 million in regulatory milestone payments for the first product to achieve the associated event and up to $575.0 million in commercial milestone payments associated with aggregate sales of licensed products. These future milestones are subject to reduction as a result of the Company’s exercise of the Otsuka Funding Option, as described above. Due to the uncertainty of drug development and commercialization and the high historical failure rates associated therewith, no milestone payments may ever be received from Otsuka.
Under the Otsuka U.S. Agreement, the Company and Otsuka also share the costs of commercializing vadadustat in the United States and the profits from the sales of vadadustat after approval by the FDA. In connection with the profit share calculation, net sales include gross sales to third-party customers net of discounts, rebates, chargebacks, taxes, freight and insurance charges and other applicable deductions. Shared costs generally include costs attributable or reasonably allocable to the manufacture of vadadustat for commercialization purposes and the performance of medical affairs activities, non-promotional activities and commercialization activities.
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
(i)License and Development Services Combined (License Performance Obligation)
The License Deliverable is not distinct from the Development Services Deliverable due to the limitations inherent in the license conveyed. More specifically, the license conveyed to Otsuka does not provide Otsuka with the right to manufacture vadadustat and products containing or comprising vadadustat. However, the manufacturing and supply services that are conducted as part of the services to be performed pursuant to the current global development plan are necessary for Otsuka to fully exploit the associated license for its intended purpose. The value of the rights provided through the license conveyed will be realized when the underlying products covered by the intellectual property progress through the development cycle, receive regulatory approval and are commercialized. Products containing or comprising vadadustat cannot be commercialized until the development services under the current global development plan are completed. Accordingly, Otsuka must obtain the manufacturing and supply of the associated products that are included within the development services to be performed pursuant to the current global development plan from the Company in order to derive benefit from the license, which significantly limits the ability for Otsuka to utilize the License Deliverable for its intended purpose in a way that generates economic benefits.
(i)Rights to Future Intellectual Property (Future IP Performance Obligation)
The License Deliverable and the Development and Services Deliverable combined are distinct from the Future IP Deliverable because Otsuka can obtain the value of the license using the clinical trial materials implicit in the development services without the receipt of any other intellectual property that may be discovered or developed in the future. The Future IP Deliverable is distinct from the Committee Deliverable because the joint committee services have no bearing on the value to be derived from the rights to potential future intellectual property. As a result, the Future IP Deliverable qualifies as a separate performance obligation.
(i)Joint Committee Services (Committee Performance Obligation)
The License Deliverable and the Development and Services Deliverable combined are distinct from the Committee Deliverable because Otsuka can obtain the value of the license using the clinical trial materials implicit in the development services without the joint committee services. The Committee Deliverable also is distinct from the rights to Future IP Deliverable because the joint committee services have no bearing on the value to be derived from the rights to potential future intellectual property. As a result, the Committee Deliverable qualifies as a separate performance obligation.
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
As of December 31, 2021, the transaction price totaling $518.9 million is comprised of: (i) the up-front payment of $125.0 million, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016 of $33.8 million, and (iii) the estimate of the net cost share consideration to be received of approximately $360.1 million with respect to amounts incurred by the Company subsequent to December 31, 2016. As of December 31, 2021, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.
During the years ended December 31, 2021, 2020 and 2019, the Company recognized revenue totaling approximately $36.6 million, $93.4 million and $131.3 million, respectively, with respect to the Otsuka U.S. Agreement. The revenue is classified as collaboration revenue in the accompanying consolidated statements of operations. As of December 31, 2021, there is approximately $20.4 million of deferred revenue related to the Otsuka U.S. Agreement of which $8.0 million is classified as current and $12.4 million is classified as long-term in the accompanying consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of December 31, 2021, there are approximately $2.0 million in contract liabilities (included in accounts payable) and $3.0 million in prepaid expenses and other current assets in the accompanying consolidated balance sheet. As of December 31, 2021, there were no accounts receivable in the accompanying consolidated balance sheet.
The Company determined that the medical affairs, commercialization and non-promotional activities elements of the Otsuka U.S. Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, the Company is accounting for the joint medical affairs, commercialization and non-promotional activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the Company has determined that in the context of the medical affairs, commercialization and non-promotional activities, Otsuka does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, the activities conducted pursuant to the medical affairs, commercialization and non-promotional activities plans will be accounted for as a component of the related expense in the period incurred. During the years ended December 31, 2021, 2020 and 2019, the Company incurred approximately $17.5 million, $5.1 million and $1.8 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement of which approximately $8.6 million, $2.2 million and $0.7 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during each of the years ended December 31, 2021, 2020 and 2019, respectively. During the years ended December 31, 2021, 2020 and 2019, Otsuka incurred approximately $0.9 million, $2.1 million and $1.9 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.4 million, $1.1 million and $1.0 million are reimbursable by the Company and recorded as an increase to research and development expense during the years ended December 31, 2021, 2020 and 2019, respectively.
International Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.
Summary of Agreement
On April 25, 2017, the Company entered into a collaboration and license agreement with Otsuka, or the Otsuka International Agreement. The collaboration is focused on the development and commercialization of vadadustat in Europe, Russia, China, Canada, Australia, the Middle East and certain other territories, collectively, the Otsuka International Territory. Under the terms of the Otsuka International Agreement, the Company is responsible for leading the development of vadadustat, including the completed global Phase 3 development program. Otsuka has the sole responsibility, at its own cost, for the commercialization of vadadustat in the Otsuka International Territory, subject to the approval by the relevant regulatory authorities.
Under the terms of the Otsuka International Agreement, the Company granted to Otsuka an exclusive, sublicensable license under certain intellectual property controlled by the Company to develop and commercialize vadadustat and products containing or comprising vadadustat in the Otsuka International Territory.
Pursuant to the terms of the Otsuka International Agreement, the Company is responsible for performing all activities related to the development of vadadustat as outlined in the current global development plan, while Otsuka may agree to perform certain activities under the global development plan from time to time as agreed to by the parties. Under the Otsuka International Agreement, the Company controls and retains final decision-making authority with respect to certain matters. Per the terms of the Otsuka International Agreement, Otsuka is generally responsible for the conduct of any development activities that may be required for marketing approvals in the Otsuka International Territory or otherwise performed with respect to the Otsuka International Territory that are incremental to those included in the current global development plan. The Company’s obligations related to the conduct of the current global development plan include the associated manufacturing and supply services for vadadustat.
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
Under the terms of the Otsuka International Agreement, the Company received a $73.0 million up-front, non-refundable, non-creditable cash payment. The Company also received a payment of approximately $0.2 million which represents reimbursement for Otsuka’s share of costs previously incurred by the Company in implementing the current global development plan in excess of a specified threshold during the quarter ended March 31, 2017. Commencing in the second quarter of 2017, Otsuka began to contribute, as required by the Otsuka International Agreement, a percentage of the remaining costs incurred under the current global development plan. The Company estimates that Otsuka’s funding of the current global development plan costs subsequent to March 31, 2017 will total roughly $244.6 million or more, depending on the actual current global development plan costs incurred. The costs associated with the performance of any mutually agreed upon development activities in addition to those outlined in the current global development plan will be subject to a cost sharing or reimbursement mechanism as set forth in the Otsuka International Agreement or to be determined by the parties. Otsuka may elect to conduct additional studies of vadadustat in the EU, subject to the Company’s right to delay such studies based on its objectives outside the Otsuka International Territory. Otsuka will pay a percentage of the costs of any such studies, and the Company will pay its portion of the costs in the form of a credit against future amounts due to the Company under the Otsuka International Agreement. The costs incurred related to any other development activities, which are pursued solely for obtaining or maintaining marketing approval in the Otsuka International Territory or otherwise performed solely with respect to the Otsuka International Territory that are incremental to the development activities included in the current global development plan, will be borne in their entirety by Otsuka. Otsuka will pay costs incurred with respect to medical affairs and commercialization activities in the Otsuka International Territory.
In addition, Otsuka would be required to make certain milestone payments to the Company upon the achievement of specified development, regulatory and commercial events. More specifically, as of December 31, 2021, the Company is eligible to receive up to $17.0 million in regulatory milestone payments for the licensed HIF product if the Company achieves the associated event within 12 to 24 months of the first HIF product approval. Moreover, the Company is eligible for up to $525.0 million in commercial milestone payments associated with aggregate sales of all licensed products. Additionally, to the extent vadadustat is commercialized, the Company would be entitled to receive tiered royalty payments ranging from the low double digits to the low thirties based on a percentage of net sales. Royalties are due on a country-by-country basis from the date of the first commercial sale of a licensed product in a country until the latest to occur of: (i) the expiration date in such country of the last to expire valid claim within the intellectual property covering the licensed product, (ii) the date of expiration of data or regulatory exclusivity in such country or (iii) the tenth anniversary of the first commercial sale of such licensed product in such country. Due to the uncertainty of pharmaceutical development and the high historical failure rates associated therewith, no milestone or royalty payments may ever be received from Otsuka. There are no cancellation, termination or refund provisions in the Otsuka International Agreement that contain material financial consequences to the Company.

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
As of December 31, 2021, the transaction price totaling $317.7 million is comprised of: (i) the up-front payment of $73.0 million, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017 of $0.2 million, and (iii) an estimate of the net cost share consideration to be received with respect to amounts incurred by the Company subsequent to March 31, 2017 of $244.6 million. As of December 31, 2021, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.
During the years ended December 31, 2021, 2020 and 2019, the Company recognized revenue totaling approximately $16.4 million, $45.5 million, and $75.6 million, respectively, with respect to the Otsuka International Agreement. The revenue is classified as collaboration revenue in the accompanying consolidated statements of operations. As of December 31, 2021, there is approximately $9.9 million of deferred revenue related to the Otsuka International Agreement of which $5.5 million is classified as current and $4.4 million is classified as long-term in the accompanying consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of December 31, 2021, there are $0.9 million in contract liabilities (included in accounts payable) and $1.3 million in prepaid expenses and other current assets in the accompanying consolidated balance sheet. As of December 31, 2020, there were no accounts receivable in the accompanying consolidated balance sheet.

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
Under the terms of the Janssen Agreement, the Company made an upfront payment of $1.0 million in cash to Janssen and issued a warrant to purchase 509,611 shares of the Company’s common stock, which expired on February 9, 2022. In addition, Janssen could be eligible to receive up to an aggregate of $16.5 million from the Company in specified development milestone payments on a product-by-product basis. Janssen will also be eligible to receive up to $215.0 million from the Company in specified commercial milestones as well as tiered, escalating royalties ranging from a low to mid-single digit percentage of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory.
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
As discussed above, the Company issued a Common Stock Purchase Warrant, or the Warrant, to Johnson & Johnson Innovation – JJDC, Inc., or JJDC, an affiliate of Janssen, for 509,611 shares of the Company’s common stock at an exercise price of $9.81 per share. The Warrant was exercisable by JJDC, in whole or in part, at any time prior to February 9, 2022. The Company recorded the fair value of the Warrant in the amount of $3.4 million to additional paid-in capital and research and development expense in March 2017. The Warrant expired on February 9, 2022.
Cyclerion Therapeutics License Agreement

Summary of Agreement

On June 4, 2021, the Company entered into a License Agreement, the Cyclerion Agreement, with Cyclerion Therapeutics Inc., or Cyclerion, pursuant to which Cyclerion granted the Company an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase ("sGC") stimulator.

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

In addition, Cyclerion is eligible to receive up to an aggregate of $222.0 million from the Company in specified development and regulatory milestone payments on a product-by-product basis. Cyclerion will also be eligible to receive specified commercial milestones as well as tiered royalties ranging from a low-single-digit to mid-double-digit percentage of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory. The Company recorded the upfront payment in the amount of $3.0 million to research and development expense in June 2021.

Unless earlier terminated, the Cyclerion Agreement will expire on a product-by-product and country-by-country basis upon the expiration of the last royalty term, which ends upon the longest of (i) the expiration of the patents licensed under the Cyclerion Agreement, (ii) the expiration of regulatory exclusivity for such product, and (iii) 10 years from first commercial sale of such product. The Company may terminate the Cyclerion Agreement in its entirety or only with respect to a particular licensed compound or product upon 180 days' prior written notice to Cyclerion. The parties also have customary termination rights, subject to a cure period, in the event of the other party’s material breach of the Cyclerion Agreement or in the event of certain additional circumstances.
Vifor License Agreement
Summary of Agreement
On May 12, 2017, the Company entered into a License Agreement, or the Vifor Agreement, with Vifor (International) Ltd., or Vifor Pharma, pursuant to which the Company granted Vifor Pharma an exclusive license to sell vadadustat solely to Fresenius Kidney Care Group LLC, or FKC, an affiliate of Fresenius Medical Care North America, or FMCNA, in the United States. On April 8, 2019, the Company and Vifor Pharma entered into an Amended and Restated License Agreement, or the Vifor First Amended Agreement, which amended and restated in full the Vifor Agreement.
Pursuant to the Vifor First Amended Agreement, the Company granted Vifor Pharma an exclusive license to sell vadadustat to FKC and to certain third party dialysis organizations approved by the Company, or Third Party Dialysis Organizations, in the United States.
The license granted under the Vifor First Amended Agreement was to become effective upon (i) the approval of vadadustat for DD-CKD adult patients by the FDA, (ii) the earlier of a determination by the Centers for Medicare & Medicaid Services, or CMS, that vadadustat will be reimbursed using Medicare’s bundled reimbursement model or that vadadustat will be reimbursed using the Transitional Drug Add-On Payment Adjustment, and (iii) payment by Vifor Pharma of a $25.0 million milestone upon the occurrence of (i) and (ii).
The Vifor First Amended Agreement is structured as a profit share arrangement between the Company and Vifor Pharma in which the Company will receive a majority of the profit, after deduction of certain amounts relating to Vifor Pharma’s costs, from Vifor Pharma’s sales of vadadustat to FKC and the Third Party Dialysis Organizations in the United States. The Company will share the milestone payment and the revenue from the profit share with Otsuka pursuant to the Otsuka U.S. Agreement. Under the Vifor First Amended Agreement, the Company retains rights to commercialize vadadustat for use in the NDD-CKD market and in other dialysis organizations in the United States, which will be done in collaboration with Otsuka following FDA approval.
The Vifor First Amended Agreement provides that the Company and Vifor Pharma will enter into a commercial supply agreement for vadadustat pursuant to which the Company will supply all of Vifor Pharma’s requirements for vadadustat in the United States. In addition, Vifor Pharma will enter into supply arrangements with FKC and the Third Party Dialysis Organizations that will govern the terms pursuant to which Vifor Pharma will supply vadadustat to FKC and the Third Party Dialysis Organizations for use in patients at its dialysis centers in the United States. During the term of the Vifor First Amended Agreement, Vifor Pharma is not permitted to sell any HIF product that competes with vadadustat in the United States to FKC or its affiliates or to any Third Party Dialysis Organization, and the Company may not directly supply vadadustat to FKC or any other affiliate of FMCNA or any Third Party Dialysis Organization.
Unless earlier terminated, the Vifor First Amended Agreement will expire upon the later of the expiration of all patents that claim or cover vadadustat or expiration of marketing or regulatory exclusivity for vadadustat in the United States. Vifor Pharma may terminate the Vifor First Amended Agreement in its entirety upon 12 months' prior written notice after the release of the first top-line data in the vadadustat global Phase 3 program for DD-CKD adult patients, which release occurred in the second quarter of 2020 with the announcement of top-line data from the INNO2VATE program. In addition, either party may, subject to a cure period, terminate the Vifor First Amended Agreement in the event of the other party’s uncured material breach or bankruptcy. The Company may terminate the Vifor First Amended Agreement (or suspend the license) upon the occurrence of certain events, such as for specific violations of the Vifor First Amended Agreement, Vifor Pharma’s failure to achieve certain sales levels, or if there are changes in Vifor Pharma’s relationship with FKC or in applicable laws and regulations related to the reimbursement of drugs like vadadustat at dialysis clinics, or if Vifor Pharma contests the validity or enforceability of any patent controlled by the Company that covers vadadustat. The Vifor First Amended Agreement also includes a standstill provision and customary representations and warranties.
The Vifor First Amended Agreement was further amended on February 18, 2022, which amended and restated the Vifor First Amended Agreement in its entirety. See Note 18 contained in this Annual Report on Form 10-K for further information.

Investment Agreement
In connection with the Vifor Agreement, in May 2017, the Company and Vifor Pharma entered into an investment agreement, or the First Investment Agreement, pursuant to which the Company sold an aggregate of 3,571,429 shares of the Company’s common stock, or the Shares, to Vifor Pharma at a price per share of $14.00 for a total of $50.0 million. The amount representing the premium over the closing stock price of $12.69 on the date of the transaction, totaling $4.7 million, was determined by the Company to represent consideration related to the Vifor Agreement.
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
Vifor Pharma agreed to a lock-up restriction such that it agreed not to sell the Shares for a period of time following the effective date of the First Investment Agreement as well as a customary standstill agreement. The lock-up restriction in place as part of the First Investment Agreement has since expired. In addition, the First Investment Agreement contains voting agreements made by Vifor Pharma with respect to the Shares. The Shares have not been registered pursuant to the Securities Act, and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.
The Company and Vifor Pharma also entered into a new Investment Agreement on February 18, 2022. See Note 18 contained in this Annual Report on Form 10-K for further information.
Priority Review Voucher Letter Agreement
On February 14, 2020, the Company entered into a letter agreement, or the Letter Agreement, with Vifor Pharma relating to Vifor Pharma’s agreement with a third party to purchase a Priority Review Voucher, or the PRV, issued by the FDA, subject to satisfaction of customary closing conditions, or the PRV Purchase. A PRV entitles the holder to priority review of a New Drug Application, or NDA, or a Biologics License Application for a new drug, which reduces the target FDA review time to six months after official acceptance of the submission, and could lead to expedited approval. Pursuant to the Letter Agreement, Akebia paid Vifor Pharma $10.0 million in connection with the closing of the PRV Purchase. The $10.0 million payment to Vifor Pharma was recorded to research and development expense in the consolidated statement of operations and as an operating cash outflow in the unaudited condensed consolidated statement of cash flows during 2020. Vifor Pharma was obligated to retain all rights to, and maintain the validity of, the PRV until Akebia and Vifor Pharma (a) enter into a definitive agreement setting forth the financial and other terms by which Vifor Pharma will assign the PRV to Akebia for use with Akebia’s planned NDA for vadadustat for the treatment of anemia due to CKD in both dialysis-dependent and non-dialysis dependent patients, or (b) make a mutual decision to sell the PRV and share the proceeds based on certain terms. In March 2021, the Company submitted an NDA for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients. The Company's NDA submission did not include a PRV.
On August 21, 2021, the Company and Vifor Pharma executed an amendment to the Letter Agreement whereby the parties agreed that Vifor Pharma would sell the PRV to a third party, and the Company and Vifor Pharma would share the proceeds from the sale based on certain terms. In the fourth quarter of 2021, Vifor Pharma sold the PRV to a third party, and Vifor Pharma paid the Company $8.6 million in proceeds from the sale, which was recorded as contra research and development expense. These proceeds were subsequently paid to Otsuka as reimbursement for their contribution to the purchase of the PRV, as required under a separate letter agreement executed with Otsuka.
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
During the years ended December 31, 2021, 2020 and 2019, the Company incurred approximately $11.8 million, $11.2 million and $10.2 million, respectively, in royalty payments due to Panion relating to the Company’s sales of Auryxia in the United States and JT and Torii’s net sales of Riona in Japan.
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
In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate hydrate, which launched in May 2014 and is being marketed in Japan by Torii under the brand name Riona, is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including NDD-CKD and DD-CKD. In July 2019, JT and Torii, reported positive top-line results from a pivotal Phase 3 comparative study evaluating Riona for the treatment of IDA in adult patients in Japan, which was approved in March 2021. In May 2020, JT and Torii filed an application for approval of IDA as an additional indication for Riona in Japan. The Company is eligible to receive royalty payments based on a tiered low double-digit percentage of net sales of Riona in Japan inclusive of amounts that the Company must pay to Panion on JT and Torii's net sales of Riona under the Panion License Agreement subject to certain reductions upon expiration or termination of the Amended and Restated License Agreement between Keryx and Panion, pursuant to which Keryx in-licensed the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and commercialization of ferric citrate. The Company is entitled to receive up to an additional $55.0 million upon the achievement of certain annual net sales milestones.
The sublicense under the JT and Torii Sublicense Agreement terminates upon the expiration of all underlying patent rights. Also, JT and Torii may terminate the JT and Torii Sublicense Agreement with or without cause upon at least six months prior written notice to the Company. Additionally, either party may terminate the JT and Torii Sublicense Agreement for cause upon 60 days’ prior written notice after the breach of any uncured material provision of the JT and Torii Sublicense Agreement, or after certain insolvency events.

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
The Company identified two performance obligations in connection with its obligations under the JT and Torii Sublicense Agreement: (i) License and Supply Performance Obligation and (ii) Rights to Future Know-How Performance Obligation. The Company allocated the transaction price to each performance obligation based on the Company’s best estimate of the relative standalone selling price. The Company developed a best estimate of the standalone selling price for the Rights to Future Know-How Performance Obligation primarily based on the likelihood that additional intellectual property covered by the license conveyed will be developed during the term of the arrangement and determined it immaterial. As such, the Company did not develop a best estimate of standalone selling price for the License and Supply Performance Obligation and allocated the entire transaction price to this performance obligation. Additionally, as of the consummation of the Merger, the services associated with the License and Supply Performance Obligation were completed and JT and Torii had secured their own source to manufacture ferric citrate hydrate. As such, any initial license fees as well as any development-based milestones and manufacturing fee revenue were received and recognized prior to the Merger. The Company determined that the remaining consideration that may be payable to the Company under the terms of the sublicense agreement are either quarterly royalties on net sales or payments due upon the achievement of sales-based milestones. In accordance with ASC 606, the Company recognizes sales-based royalties and milestone payments based on the level of sales, when the related sales occur as these amounts have been determined to relate predominantly to the license granted to JT and Torii and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur.
During the years ended December 31, 2021, 2020 and 2019, the Company recognized $5.8 million, $5.7 million and $5.9 million, respectively, in license revenue related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.
5. Liability Related to Sale of Future Royalties
On February 25, 2021, the Company entered into the Royalty Agreement with HealthCare Royalty Partners IV, L.P., or HCR, pursuant to which the Company sold to HCR its right to receive royalties and sales milestones for vadadustat in Japan and certain other Asian countries, such countries, collectively, the MTPC Territory, and such payments collectively the Royalty Interest Payments, in each case, payable to the Company under the MTPC Agreement, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. After HCR receives Royalty Interest Payments equal to the Annual Cap in a given calendar year, the Company will receive 85% of the Royalty Interest Payments for the remainder of that year. After HCR receives Royalty Interest Payments equal to the Aggregate Cap, or the Company pays the Aggregate Cap to HCR (net of the Royalty Interest Payments already received by HCR), the Royalty Interest Payments will revert back to the Company, and HCR would have no further right to any Royalty Interest Payments. The Company received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement, and the Company is eligible to receive an additional $5.0 million in each year from 2021 through 2023 under the Royalty Agreement if specified annual sales milestones are achieved for vadadustat in the MTPC Territory, subject to the satisfaction of certain customary conditions. The sales milestone for vadadustat in the MTPC Territory was not achieved for 2021. The Company retains the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. The Royalty Agreement will terminate on the earlier of the date on which HCR has received (i) the last Royalty Interest Payment or (ii) payment by the Company of an amount equal to the Aggregate Cap minus the aggregate amount of all Royalty Interest Payments actually received by HCR.

Although the Company sold its right to receive royalties and sales milestones for vadadustat in the MTPC Territory as described above, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue. The Company recognized the proceeds received from HCR as a liability that is being amortized using the effective interest method over the life of the arrangement. At the transaction date, the Company recorded the net proceeds of $44.8 million as a liability. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future net royalty payments to be made to HCR over the term of the Royalty Agreement. The total threshold of net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. The Company imputes interest on the unamortized portion of the liability using the effective interest method. The annual effective interest rate as of December 31, 2021 was 18.3% which is reflected as interest expense in the consolidated statements of operations and comprehensive loss. Over the course of the Royalty Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in forecasted royalty revenue. There are a number of factors that could materially affect the amount and timing of royalty payments from MTPC, none of which are within the Company's control. On a quarterly basis, the Company reassesses the effective interest rate and adjusts the rate prospectively as needed.

The following table shows the activity within the liability account for the year ended December 31, 2021:

December 31, 2021
(in thousands)
Liability related to sale of future royalties, net — beginning balance	$—
Proceeds from sale of future royalties, net	44,783
MTPC royalties payable	(821)
Non-cash interest expense recognized	9,117
Liability related to sale of future royalties, net — ending balance	$53,079

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

6. Available For Sale Securities
Available for sale securities at December 31, 2021 and 2020 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2021
Cash and cash equivalents	$149,800	$—	$—	$149,800
Total cash, cash equivalents, and available for sale securities	$149,800	$—	$—	$149,800

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2020
Cash and cash equivalents	$228,698	$—	$—	$228,698
Available for sale securities:
Certificates of deposit	$39,979	$13	$—	$39,992
Total available for sale securities	$39,979	$13	$—	$39,992
Total cash, cash equivalents, and available for sale securities	$268,677	$13	$—	$268,690

There were no realized gains or losses on available for sale securities for the years ended December 31, 2021 or 2020. Additionally, the Company did not have any available for sale securities that were in an unrealized loss position as of December 31, 2021 or 2020. As such, the Company did not recognize any credit losses during the year ended December 31, 2021.
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
Assets measured or disclosed at fair value on a recurring basis as of December 31, 2021 and 2020 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2021
Assets:
Cash and cash equivalents	$149,800	—	—	$149,800
	$149,800	$—	$—	$149,800

Liabilities:
Derivative liability	—	—	$1,820	$1,820
	$—	$—	$1,820	$1,820

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2020
Assets:
Cash and cash equivalents	$228,698	—	—	$228,698
U.S. government debt securities	—	39,992	—	39,992
	$228,698	$39,992	$—	$268,690

Liabilities:
Derivative liability	—	—	$2,420	$2,420
	$—	$—	$2,420	$2,420
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
The events of default include maintaining, on an annual basis, a minimum liquidity threshold which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. The Company recorded a derivative liability related to the Company’s Loan Agreement with Pharmakon of $1.8 million and $2.4 million as of December 31, 2021 and 2020, respectively. The Company classified the derivative liability as a non-current liability on the balance sheet at December 31, 2021 and 2020. The estimated fair value of the derivative liability on both December 31, 2021 and 2020 was determined using a scenario-based approach and discounted cash flow model that includes principal and interest payments under various scenarios involving clinical development success for vadadustat and various cash flow assumptions. Probabilities surrounding clinical development success were derived using industry benchmarks. Should the Company’s assessment of the probabilities around these scenarios change, including for changes in market conditions, there could be a change to the fair value of the derivative liability.
The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2020	$2,420
Change in fair value of derivative liability, recorded as other income	(600)
Balance at December 31, 2021	$1,820
The Company had no other assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2021 and 2020.
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
8. Inventory
The components of inventory are summarized as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Raw materials	$1,763	$2,542
Work in process	62,635	64,076
Finished goods	14,661	19,691
Total inventory	$79,059	$86,309

Long-term inventory, which primarily consists of raw materials and work in process, is included in other assets in the Company’s consolidated balance sheets.

	December 31, 2021	December 31, 2020
	(in thousands)
Balance Sheet Classification:
Inventory	$38,195	$61,017
Other assets	40,864	25,292
Total inventory	$79,059	$86,309

Inventory amounts written down as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold totaled $15.6 million, $20.1 million, and $7.1 million during the years ended December 31, 2021, 2020, and 2019 respectively. The decrease in inventory amounts written down for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to lower write-downs to inventory reserves related to a previously disclosed manufacturing quality issue related to Auryxia during 2020. In addition, there were $8.7 million, $11.4 million, and $17.1 million in related step-up charges during the years ended December 31, 2021, 2020, and 2019, respectively. During the fourth quarter of 2021, the Company recorded $12.5 million of receipts related to inventory previously identified as excess as a reduction to the excess purchase commitment liability.

If future sales of Auryxia are lower than expected, the Company may be required to write-down the value of such inventories. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of sales in the consolidated statement of operations.
9. Intangible Assets and Goodwill
Intangible Assets

The following table presents the Company’s intangible assets (in thousands):

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	ASC 842 Adjustment	Total
Acquired intangible assets:
Developed product rights for Auryxia	213,603	(105,476)	—	108,127
Total	$213,603	$(105,476)	$—	$108,127

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	ASC 842 Adjustment	Total
Acquired intangible assets:
Developed product rights for Auryxia	$213,603	$(69,433)	$—	$144,170
Favorable lease	545	(5)	(540)	—
Total	$214,148	$(69,438)	$(540)	$144,170

On December 12, 2018, the Company completed the Merger, whereby it acquired certain definite-lived intangible assets, including the developed product rights for Auryxia and a favorable lease. The Company amortizes its definite-lived intangible assets acquired as part of the Merger using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life of six years. As a result of the adoption of ASC 842 on January 1, 2019, the Company reclassed the remaining balance of the favorable lease intangible asset into the operating lease asset. The Company recorded $36.0 million, $31.5 million and $36.4 million in amortization expense related to the developed product rights for Auryxia during the years ended December 31, 2021, 2020 and 2019, respectively. Estimated future amortization expense for the intangible asset as of December 31, 2021 is as follows (in thousands):

Total
2022	$36,043
2023	36,042
2024	36,042
2025	—
2026	—
Thereafter	—
$108,127
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

In the fourth quarter of 2020, as part of the Company's routine forecasting process, the Company reassessed and prospectively adjusted the estimated useful life of the developed product rights for Auryxia from seven years to six years. This was not deemed an impairment indicator as of December 31, 2020.
Goodwill
Goodwill was $55.1 million as of December 31, 2021 and 2020, derived as follows (in thousands):

Total Merger consideration	$527,754
Less: Fair value of identified acquired assets and liabilities, net	(472,701)
Goodwill	$55,053

The Company operates in one operating segment which the Company considers to be the only reporting unit. Goodwill is evaluated for impairment at the reporting unit level on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. There were no impairments of goodwill during the years ended December 31, 2021, 2020 and 2019.

10. Accrued Expenses
Accrued expenses are as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Product revenue allowances	$26,624	$38,049
Accrued clinical	14,036	28,986
Amounts due to collaboration partners	22,654	17,977
Otsuka PRV contribution	—	10,000
Accrued payroll and related	15,863	14,899
Lease liability	4,802	5,286
Royalties	3,472	2,998
Professional fees	1,899	3,271
Accrued commercial manufacturing	3,843	514
Accrued other	11,263	8,644
Total accrued expenses	$104,456	$130,624

11. Debt
Future principal payments pursuant to the contractual terms of the Term Loans (as defined below) as of December 31, 2021 are as follows (in thousands):

Principal
Payments
(in thousands)
2022	$7,140
2023	33,474
2024	59,386
2025	—
2026	—
Thereafter	—
Total before unamortized discount and issuance costs	100,000
Less: unamortized discount and issuance costs	(2,457)
Total term loans	$97,543

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

The Loan Agreement contains customary representations, warranties, events of default and covenants of the Company and its subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. On February 18, 2022, the Loan Agreement was amended, which waived the provision under the Loan Agreement that required the Company to not be subject to any qualification as a going concern within the Company's 2021 Annual Report on Form 10-K. Pursuant to the Loan Agreement, as amended, the Company’s filings of Form 10-Q for fiscal quarters ending June 30, 2022 and September 30, 2022, and its future Annual Reports on Form 10-K, must not be subject to any qualification as to going concern. If the Company does not satisfy the covenant as to going concern in any of these filings, the Company will be in default under the Loan Agreement. There is uncertainty as to whether or not the Company will meet our future quarterly and annual debt covenants related to qualification as to going concern. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Therefore, as of December 31, 2021, the Company classified the borrowings under the Loan Agreement as current. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of December 31, 2021, the Company determined that no events of default had occurred.
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
The fair value of the derivative liability related to the Company’s Loan Agreement was $1.8 million and $2.4 million as of December 31, 2021 and 2020, respectively. The Company classified the derivative liability as a non-current liability on the balance sheet at December 31, 2021.
The Company recognized approximately $10.9 million and $8.9 million of interest expense related to the Loan Agreement during the years ended December 31, 2021 and 2020, respectively.
12. Warrant

In connection with the Janssen Agreement, in February 2017, the Company issued a warrant to purchase 509,611 shares of the Company’s common stock at an exercise price of $9.81 per share. The warrant was fully vested upon issuance and exercisable in whole or in part, at any time prior to February 9, 2022. The warrant satisfied the equity classification criteria of ASC 815, and is therefore classified as an equity instrument. The fair value at issuance of $3.4 million was calculated using the Black-Scholes option pricing model and was charged to research and development expense as it represented consideration for a license for which the underlying intellectual property was deemed to have no alternative future use. As of December 31, 2021, the warrant remained outstanding. The Warrant expired on February 9, 2022.

13. Stockholders’ Equity
Authorized and Outstanding Capital Stock
On June 5, 2020, the Company filed a Certificate of Amendment to its Ninth Amended and Restated Certificate of Incorporation, or its Charter, to increase the number of authorized shares of common stock from 175,000,000 to 350,000,000. As of December 31, 2021, the authorized capital stock of the Company included 350,000,000 shares of common stock, par value $0.00001 per share, of which 177,000,963 and 148,074,085 shares were issued and outstanding at December 31, 2021 and 2020, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which no shares were issued and outstanding at December 31, 2021 and 2020.
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

On February 25, 2021, the Company filed a prospectus relating to the sales agreement with its new shelf registration statement (which replaced the prior shelf registration statement and the sales agreement prospectus supplement), pursuant to which it is able to offer and sell up to $100.0 million of its common stock at current market prices from time to time. During the year ended December 31, 2021 and through the date of this Annual Report on Form 10-K, the Company sold 21,532,665 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $73.2 million.
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
Equity Plans
On February 28, 2014, the Company’s Board of Directors adopted its 2014 Incentive Plan and its 2014 Employee Stock Purchase Plan, or the 2014 ESPP, which were subsequently approved by its shareholders and became effective upon the closing of the Company’s initial public offering on March 25, 2014. The Company’s 2014 Incentive Plan was subsequently amended on December 11, 2018, which amendment did not require shareholder approval. The Company’s 2014 Incentive Plan, as amended, is referred to as the 2014 Plan. The 2014 Plan replaced the Company’s Amended and Restated 2008 Equity Incentive Plan, or the 2008 Plan; however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. On June 6, 2019, the Company’s shareholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or the ESPP. In May 2016, the Company’s Board of Directors approved an inducement award program that was separate from the Company’s equity plans and which, consistent with Nasdaq Listing Rule 5635(c)(4), did not require shareholder approval, or the Inducement Award Program. During the year ended December 31, 2021, the Company granted 1,373,200 options to purchase shares of the Company’s common stock to new hires under the Inducement Award Program, of which 1,238,200 options to purchase shares of the Company's common stock remained outstanding at December 31, 2021.
The 2014 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, RSUs, performance awards and other awards convertible into or otherwise based on shares of the Company’s common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1 of each calendar year, by an amount equal to three percent (3%) of the number of the Company's shares outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31, or the 2014 Plan Evergreen Provision. The Company’s Board of Directors may act prior to January 1 of any year to provide that there will be no automatic increase in the number of Akebia Shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). On December 12, 2018, in connection with the consummation of the Merger, the Company assumed outstanding and unexercised options to purchase Keryx Shares, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, under the following Keryx equity plans, or the Keryx Equity Plans: the Keryx 1999 Share Option Plan, the Keryx 2004 Long-Term Incentive Plan, the Keryx 2007 Incentive Plan, the Keryx Amended and Restated 2013 Incentive Plan, and the Keryx 2018 Equity Incentive Plan, or the Keryx 2018 Plan. In addition, the number of Keryx Shares available for issuance under the Keryx 2018 Plan, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, may be used for awards granted by the Company under its 2014 Plan, or the Assumed

Shares, provided that the Company uses the Assumed Shares for individuals who were not employees or directors of the Company prior to the consummation of the Merger. During the year ended December 31, 2021, the Company granted 1,997,200 options to purchase Akebia Shares to employees under the 2014 Plan, 1,373,200 options to purchase Akebia Shares to employees under the Inducement Award Program, 3,399,412 Akebia RSUs to employees under the 2014 Plan, 136,708 Akebia PSUs to employees under the 2014 Plan, 281,000 options to purchase Akebia Shares to directors under the 2014 Plan, and 82,200 Akebia RSUs to directors under the 2014 Plan.
The ESPP provides for the issuance shares of the Company’s common stock to participating employees at a discount to their fair market value. As noted above, the Company’s stockholders approved the ESPP, which amended and restated the Company’s 2014 ESPP, on June 6, 2019. The maximum aggregate number of shares at December 31, 2021 of the Company’s common stock available for future issuance under the ESPP is 5,173,141. Under the ESPP, each offering period is six months, at the end of which employees may purchase shares of the Company’s common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of eighty-five percent (85%) of the closing price of the Company’s common stock at the beginning or end of the offering period.
Shares Reserved for Future Issuance
The Company has reserved for future issuance the following number of shares of common stock:

	December 31, 2021	December 31, 2020
Common stock options, RSUs and PSUs outstanding (1)	16,065,218	14,108,828
Shares available for issuance under Akebia equity plans (2)	4,675,734	3,468,080
Warrant to purchase common stock	509,611	509,611
Shares available for issuance under the ESPP	5,173,141	5,480,334
Total	26,423,704	23,566,853

(1)Includes awards granted under the 2014 Plan and the Inducement Award Program and awards issued in connection with the Merger.
(2)On January 1, 2022, January 1, 2021 and January 1, 2020, the shares reserved for future grants under the 2014 Plan increased by 5,807,270, 4,880,775 and 4,031,376 shares, respectively, pursuant to the 2014 Plan Evergreen Provision.
Stock-Based Compensation
Stock Options
Service-Based Stock Options
On February 28, 2021, as part of the Company’s annual grant of equity, the Company issued 1,997,200 stock options to employees. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. Options granted by the Company vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options generally expire ten years after the date of grant. The Company recorded approximately $8.9 million, $8.5 million and $5.4 million of stock-based compensation expense related to stock options granted during the years ended December 31, 2021, 2020 and 2019, respectively.
The assumptions used in the Black-Scholes pricing model to estimate the grant date fair value of options granted under the 2014 Plan are as follows:

	Year ended December 31,
	2021			2020			2019
Risk-free interest rate	0.66%	-	1.37%	0.32%	-	1.38%	1.42%	-	2.57%
Dividend yield	—%			—%			—%
Volatility	77.81%	-	81.79%	69.56%	-	75.91%	61.4%	-	64.1%
Expected term (years)	5.51	-	6.25	5.51	-	6.25	5.51	-	6.25

The following table summarizes the Company’s stock option activity, excluding performance-based options, for the year ended December 31, 2021:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	9,370,373	$9.31		$387,596
Granted	3,651,400	$3.34
Exercised	—	$—		$—
Forfeited	(1,517,165)	$7.70		$43,756
Expired/cancelled	(106,393)	$11.35
Outstanding, December 31, 2021	11,398,215	$7.60	7.24	$267,830
Options exercisable, December 31, 2021	5,848,562	$9.92	5.80	$267,440
Vested and expected to vest, December 31, 2021	11,398,215	$7.60

The weighted-average grant date fair values of options granted in the years ended December 31, 2021, 2020, and 2019 were $2.29, $5.63, and $3.85 per share, respectively. There was no intrinsic value of options exercised during the year ended December 31, 2021, as there were no options exercised in 2021. The total intrinsic value of options exercised during the years ended December 31, 2020 and 2019 were $0.4 million and $1.3 million, respectively. The fair value of options that vested during the years ended December 31, 2021, 2020, and 2019 were $10.6 million, $6.8 million, and $4.3 million, respectively. As of December 31, 2021, there was approximately $15.7 million of unrecognized compensation cost related to stock options outstanding under the Company’s 2014 Plan or made pursuant to the Inducement Award Program, which is expected to be recognized over a weighted average period of 2.33 years.
Performance-Based Stock Options
The Company also grants performance-based stock options to employees under the 2014 Plan. The performance-based stock options granted by the Company vest in connection with the achievement of specified commercial and regulatory milestones. The performance-based stock option also feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company's common stock multiplied by the number of options granted and recognized over time based on the probability of meeting such commercial and regulatory milestones. The Company issued 99,558 and no performance-based options during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had 99,558 performance-based options outstanding compared to no performance-based options outstanding at December 31, 2020.
The following table summarizes the Company’s performance-based option activity for the year ended December 31, 2021:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	—	$—		$—
Granted	99,558	$2.74
Exercised	—	$—		$—
Forfeited/cancelled		$—
Outstanding, December 31, 2021	99,558	$2.74	9.6	$—

The Company did not record any stock-based compensation expense related to performance-based options during 2021, 2020 and 2019. There were no performance-based options that vested during fiscal year 2021 or 2020, and 46,790 performance-based options that vested during fiscal year 2019. As of December 31, 2021, there were no unrecognized compensation costs related to performance-based stock options under the Company’s 2014 Plan.
Restricted Stock Units
Service-Based Restricted Stock Units
On February 28, 2021, as part of the Company’s annual grant of equity, the Company issued 3,180,400 restricted stock units, or RSUs, to employees. In addition, the Company occasionally issues RSUs not in connection with the annual grant process to employees. Generally, RSUs granted by the Company vest in one of the following ways: (i) 100% of each RSU grant vests on either the first or the third anniversary of the grant date, (ii) one third of each RSU grant vests on the first, second and third anniversaries of the grant date, subject, in each case, to the individual’s continued service through the applicable vesting date, or

(iii) 50% of each RSU grant vests on the first anniversary and 25% of each RSU grant vests every six months after the one year anniversary of the grant date. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized on a straight-line basis over the vesting period. The Company recorded approximately $12.9 million, $14.6 million and $6.2 million of stock-based compensation expense related to employee RSUs in 2021, 2020 and 2019, respectively.
On December 12, 2018, pursuant to the Merger Agreement, each Keryx Share that was subject to a Keryx restricted share award, other than those Keryx restricted shares that accelerated or lapsed as a result of the completion of the Merger, was converted into an RSU award of Akebia, covering the number of Akebia Shares determined in accordance with the Exchange Multiplier. As a result, the Company issued 486,709 service-based RSUs in substitution for Keryx restricted share awards in connection with the Merger. These RSUs vest either (i) in 3 equal annual installments beginning after the one year anniversary of the grant date or (ii) one third on the one year anniversary of the grant date with the remaining RSUs vesting on the first day of each calendar quarter over the next two years thereafter. As of October 1, 2021, the RSU awards granted in connection with the Merger were fully vested and none are outstanding as of December 31, 2021.

Performance-Based Restricted Stock Units
During the year ended December 31, 2021, the Company issued 37,150 performance-based restricted stock units, or PSUs, to the Company’s executives. The PSUs granted by the Company vest in connection with the achievement of specified commercial and regulatory milestones. The PSUs also feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized over time based on the probability of meeting such commercial and regulatory milestones. The Company recorded approximately $0.3 million, $0.5 million and $0 of stock-based compensation expense related to employee PSUs in 2021, 2020 and 2019, respectively.
The following table summarizes the Company’s RSU and PSU activity for the year ended December 31, 2021:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance, December 31, 2020	4,725,353	$7.43
Granted	3,518,762	$3.44
Vested	(2,267,342)	$6.77
Forfeited	(1,422,430)	$5.82
Unvested balance, December 31, 2021	4,554,343	$5.17
The total fair value of RSUs and PSUs that vested during 2021, 2020 and 2019 (measured on the date of vesting) was $15.4 million, $9.4 million, and $2.7 million, respectively. As of December 31, 2021, there was approximately $12.4 million of unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted average period of 1.56 years.
There are 13,102 performance-based RSUs, issued in connection with the Merger, outstanding at December 31, 2021.
Employee Stock Purchase Plan

The first offering period under the ESPP opened on January 2, 2015. The Company issued 307,193 shares during the year ended December 31, 2021. The Company recorded approximately $0.6 million, $0.8 million and $0.3 million of stock-based compensation expense related to the ESPP during 2021, 2020 and 2019, respectively.
Compensation Expense Summary

The Company has classified its stock-based compensation expense related to share-based awards as follows:

	Years ended December 31,
	2021	2020	2019
	(in thousands)
Research and development	$5,816	$6,113	$3,544
Selling, general and administrative	16,919	18,347	8,381
Total	$22,735	$24,460	$11,925

Compensation expense by type of award:

	Years ended December 31,
	2021	2020	2019
	(in thousands)
Stock options	$8,958	$8,517	$5,421
Restricted stock units	12,927	14,639	6,240
Performance RSUs	294	464	—
Employee stock purchase plan	556	840	264
Total	$22,735	$24,460	$11,925

14. Income Taxes
The Company’s income tax provision was computed based on the federal statutory rate and the state statutory rates, net of the related federal benefit. At December 31, 2018 the Company recorded a tax benefit of $28.3 million as a result of the Merger with Keryx. As part of purchase accounting, the Company recorded a deferred tax liability that is a source of income for which the Company can benefit from its tax attributes. The use of the Company’s tax attributes resulted in a release of the corresponding valuation allowance associated with this benefit. At December 31, 2019 the Company recorded an additional tax benefit of $6.6 million as a result of additional losses incurred during the year. There was no current or deferred income tax expense or benefit for the years ended December 31, 2021 and December 31, 2020 due to the Company’s net losses and increases in its valuation allowance against its deferred tax assets.
The provision for income taxes for each of the years ended December 31, 2021, 2020 and 2019 consisted of the following:

	Year ended December 31,
	2021	2020	2019
Current:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total Current:	—	—	—
Deferred:
Federal	—	—	—
State	—	—	(6,631)
Foreign	—	—	—
Total Deferred:	—	—	(6,631)
Total Income Taxes	—	—	(6,631)

Our effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019
Federal tax at statutory rate	21.0%	21.0%	21.0%
State and local tax at statutory rate	3.0	3.0	5.5
Research and development tax credits	—	0.1	2.0
Change in valuation allowance	(22.7)	(21.5)	(22.4)
Other permanent differences	(1.0)	(0.4)	(0.3)
Reduction in deferred tax assets for change in ownership	—	—	(1.6)
Effect of rate changes	0.3	0.8	(1.4)
Provision to Return Adjustment	0.3	(1.5)	—
Prior Period Adjustment to State NOL DTA	—	(1.5)	—
Other	(0.9)	—	(0.5)
Effective tax rate	—%	—%	2.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Accordingly, the Company has recorded a valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company continues to maintain the underlying tax benefits to offset future taxable income and to monitor the need for a valuation allowance based on the profitability of its future operations. The valuation allowance increased by approximately $64.2 million and $82.5 million, during the years ended December 31, 2021 and 2020, respectively. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Accrued expenses	$3,306	$3,079
Deferred revenue	9,725	9,091
Sale of Royalty	12,037	—
Stock based compensation	9,194	10,014
Research and development credits	5,034	4,620
Other non-current liabilities	20,424	17,015
Net operating loss carryforward	286,908	262,532
ASC 842 lease liability	9,096	6,776
Fixed assets	799	700
UNICAP	3,190	2,132
Inventory Reserve	10,281	8,260
Derivative Liability	413	542
Other	6,081	2,535
Total deferred tax assets	376,488	327,296
Less valuation allowance	(342,122)	(277,941)
Total deferred tax assets, net of valuation allowance	34,366	49,355
Deferred tax liabilities:
Fixed assets	—	—
Intangible assets	(25,598)	(34,178)
Inventory	—	(8,479)
ASC 842 ROU asset	(8,486)	(6,101)
Other	(282)	(597)
Total deferred tax liabilities	(34,366)	(49,355)
Net deferred tax liability	$—	$—

At December 31, 2021 and 2020, the Company has approximately $0.3 million (after amortization of $1.7 million) and $0.4 million (after amortization of $1.6 million), respectively, of start-up expenses capitalized for income tax purposes with amortization available to offset future federal, state and local income tax.
As of December 31, 2021 and 2020, the Company has approximately $1,223.3 million and $1,128.3 million, respectively, of federal NOL carry-forwards which expire through 2037. Included in the $1,223.3 million of federal NOLs are losses of $641.4 million that will carry forward indefinitely as a result of the Tax Cuts and Jobs Act. Additionally, at December 31, 2021 and 2020, the Company has approximately $1,792.1 million and $1,620.7 million, respectively, of state NOL carry-forwards which expired through 2041. The Company also has approximately $2.5 million of federal research and development tax credit carryforwards which expire through 2040 and $3.2 million of state research and development tax credit carryforwards which expire through 2036.
Under the provisions of the Internal Revenue Code, the net operating losses and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating losses and tax credit carryforwards may become subject to an annual limitation under Internal Revenue Code 382 and 383 if there is more than a 50% change in ownership of the stockholders that own 5% or more of the Company’s outstanding stock over a three-year period. The Company completed an evaluation of its ownership changes and concluded that an ownership change did occur on December 12, 2018 for both Akebia and Keryx in connection with the Merger. As a consequence of this ownership change, the Company’s NOLs and tax credit carryforwards allocable to the tax periods preceding the ownership change became subject to limitation under Section 382. The Company reduced its associated deferred tax assets by $44.9 million as a result of the limitation.
The Company files income tax returns in the U.S. federal and various state and local jurisdictions. For federal and state income tax purposes, the 2020, 2019 and 2018 tax years remain open for examination under the normal three-year statute of limitations.

The statute of limitations for income tax audits in the United States will commence upon utilization of net operating losses and will expire three years from the filing of the tax return the loss was utilized on.
There was no accrual for uncertain tax positions or for interest and penalties related to uncertain tax positions for 2021, 2020 and 2019. The Company does not believe that there will be a material change in its unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.
15. Employee Retirement Plan
In 2008, the Company established a retirement plan, or the Plan, authorized by Section 401(k) of the Internal Revenue Code. In accordance with the Plan, all employees who have attained the age of 21 are eligible to participate in the Plan as of the first Entry Date, as defined, following their date of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary and contributions in the amount of approximately $1.8 million, $1.6 million and $1.3 million were made during the years ended December 31, 2021, 2020 and 2019, respectively.
16. Commitments and Contingencies
Leases
The Company leases approximately 65,167 square feet of office and lab space in Cambridge, Massachusetts under a lease which was most recently amended in November 2020, collectively the Cambridge Lease. Under the Third Amendment to the Cambridge Lease, or the Third Amendment, executed in July 2016, total monthly lease payments under the initial base rent were approximately $242,000 and are subject to annual rent escalations. In addition to such annual rent escalations, base rent payments for a portion of said premises commenced on January 1, 2017 in the monthly amount of approximately $22,000. The Fourth Amendment to the Cambridge Lease, executed in May 2017, provided additional storage space to the Company and did not impact rent payments. In April 2018, the Company entered into a Fifth Amendment to the Cambridge Lease, or the Fifth Amendment, for an additional 19,805 square feet of office space on the 12th floor. Monthly lease payments for the existing 45,362 square feet of office and lab space, under the Third Amendment, remain unchanged. The new space leased by the Company was delivered in September 2018 and additional monthly lease payments of approximately $135,000 commenced in February 2019 and are subject to annual rent escalations, which commenced in September 2019. In November 2020, the Company entered into a Sixth Amendment to the Cambridge Lease, or the Sixth Amendment, to extend the term of the Cambridge Lease with respect to the lab space from November 30, 2021 to January 31, 2025. The Sixth Amendment includes two months of free rent starting in December 2020 and additional monthly lease payments of approximately $48,000, which commenced in December 2021, and is subject to annual rent escalations, which commence in December 2022.
Additionally, as a result of the Merger, the Company has a lease for 27,300 square feet of office space in Boston, Massachusetts, or the Boston Lease, which expires in February 2023. The total monthly lease payments under the base rent are approximately $136,000 and are subject to annual rent escalations. As of the date of the filing of this Annual Report on Form 10-K, the Company has amended the Boston Lease to extend the term as further described in Note 18.
The term of the Cambridge Lease with respect to the office space expires on September 11, 2026, with one five-year extension option available. The term of the Boston Lease office space expires on February 28, 2023, with an extension option for one additional five-year extension option available. The renewal option in the with respect to the Cambridge Lease was not included in the calculation of the operating lease assets and operating lease liabilities as the renewal is not reasonably certain. As of December 31, 2021, the renewal option for the Boston Lease office space was included in the calculation of the operating lease assets and operating lease liabilities as the Company became reasonably certain that the Company would exercise the extension option. As of the date of the filing of this Annual Report on Form 10-K, the Company has amended the Boston Lease to extend the term as further described in Note 18. The term of the Cambridge Lease with respect to the lab space expires on January 31, 2025, with an extension option for one additional period through September 11, 2026. The renewal options in this real estate lease was included in the calculation of the operating lease assets and operating lease liabilities as the renewal is reasonably certain. The lease agreements do not contain residual value guarantees. Operating lease costs were $6.7 million for both the years ended December 31, 2021 and 2020. Cash paid for amounts included in the measurement of operating lease liabilities were $7.1 million and $7.0 million for the years ended December 31, 2021 and 2020, respectively.
In September 2019, Keryx entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc., or Foundation. The sublease is subject and subordinate to the Boston Lease between Keryx and the landlord. The term of the sublease commenced on October 16, 2019, upon receipt of the required consent from the landlord for the sublease agreement, and expires on February 27, 2023. Foundation is obligated to pay Keryx rent that approximates the rent due from Keryx to its landlord with respect to the Boston Lease. Sublease rental income is recorded to other income. Keryx continues to be obligated for all payment terms pursuant to the Boston Lease, and the Company will guaranty Keryx’s obligations under the sublease. Keryx recorded $1.8 million in sublease rental income from Foundation during each of the years ended December 31, 2021 and 2020.
The Company has not entered into any material short-term leases or financing leases as of December 31, 2021.
The total security deposit in connection with the Cambridge Lease is $1.6 million as of December 31, 2021. Additionally, the Company recorded $0.4 million for the security deposit under the Boston Lease. Both the Cambridge Lease and the Boston Lease have their security deposits in the form of a letter of credit, all of which are included as restricted cash in prepaid expenses and other current assets in the Company’s consolidated balance sheet as of December 31, 2021.
As of December 31, 2021, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter are as follows:

	Operating Leases	Lease Payments to be Received from Sublease	Net Operating Lease Payments
	(in thousands)
2022	$7,328	$1,824	$5,504
2023	6,955	307	6,648
2024	8,167	—	8,167
2025	8,293	—	8,293
2026	6,571	—	6,571
Thereafter	12,200	—	12,200
Total	$49,514	$2,131	$47,383

In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.65% to 7.25%, which were based on the remaining lease term at either the date of adoption of ASC 842 or the effective date of any subsequent lease term extensions. As of December 31, 2021, the remaining lease terms ranged from 4.70 years to 9.59 years. As of December 31, 2021, the following represents the difference between the remaining undiscounted minimum rental commitments under non-cancelable leases and the operating lease liabilities:

Operating Leases
(in thousands)
Total
Undiscounted minimum rental commitments	$49,514
Present value adjustment using incremental borrowing rate	(10,673)
Operating lease liabilities	$38,841
Manufacturing Agreements
As a result of the Merger, the Company's contractual obligations include Keryx’s commercial supply agreements with BioVectra Inc., or BioVectra, and Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.
Pursuant to the Manufacture and Supply Agreement with BioVectra and the Product Manufacture and Supply and Facility Construction Agreement with BioVectra, the Company agreed to purchase minimum quantities of Auryxia drug substance annually at predetermined prices. On September 4, 2020, the Company and BioVectra entered into an Amended and Restated Product Manufacture and Supply and Facility Construction Agreement, which provided for reduced minimum quantity commitments and revised the predetermined prices. The price per kilogram decreases with an increase in quantity above the predetermined purchase quantity tiers. In addition, the Manufacture and Supply Agreement with BioVectra and the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement with BioVectra require the Company to reimburse BioVectra for certain costs in connection with construction of a new facility for the manufacture and supply of Auryxia drug substance. These construction costs are recorded in other assets and amortized into drug substance as inventory is released to the Company from BioVectra. The term of the Manufacture and Supply Agreement with BioVectra expires on December 31, 2022. The term of the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement expires on December 31, 2026, after which it automatically renews for successive one-year terms unless either party gives notice of its intention to terminate within a specified time prior to the end of the then-current term. In addition, the

Company and BioVectra each have the ability to terminate these agreements upon the occurrence of certain conditions. As of December 31, 2021, the Company is required to reimburse BioVectra for certain costs in connection with the construction of the new facility and to purchase minimum quantities of Auryxia drug substance annually for a total cost of approximately $83.6 million through the end of the contract term.
Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, as amended (the most recent amendment having been executed on February 11, 2021), or the Siegfried Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. The term of the Siegfried Agreement expires on December 31, 2022, subject to the Company's option to extend through December 31, 2023 by providing 12 months' prior written notice to Siegfried. The Siegfried Agreement provides the Company and Siegfried with certain termination rights. As of the date of the filing of this Annual Report on Form 10-K, the Company has notified Siegfried that the Company has elected not to exercise the option to extend the term of the Siegfried Agreement through December 31, 2023. As of December 31, 2021, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $15.6 million through the year ending December 31, 2022.
As part of purchase accounting, the Company identified executory contracts in the commercial supply agreements between Keryx and its contract manufacturers for Auryxia, which include future firm purchase commitments. These executory contracts were deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. The Company regularly reviews its estimate of the excess purchase commitment liability including review of assumptions of expected future demand, estimates of anticipated expiry of inventory under firm purchase commitments that are estimated to expire before they could be sold as well as any modifications to supply agreements during each reporting period. The excess purchase commitment liability relating to these executory contracts was $76.7 million and $55.8 million as of December 31, 2021 and 2020, respectively. During the quarter ended December 31, 2021, the Company completed its annual budget process for 2022, which included the impact of recent activity in regards to the impact of COVID-19 on the Company's growth rates. As a result of this budget process, the Company performed an update of its long-term plan. This update to the Company's long-term plan and related estimates of expiry resulted in a $18.0 million charge to cost of goods sold during the quarter ended December 31, 2021. During the quarter ended December 31, 2021, the Company reduced the excess purchase commitment liability by $12.5 million for inventory received that had been previously identified as excess. During the quarter ended September 30, 2021, the Company recorded a $6.0 million reduction to the excess purchase commitments liability within cost of goods sold primarily due to the settlement of all patent litigation proceedings related to Abbreviated New Drug Applications filed with respect to Auryxia, which allows for generic versions of Auryxia beginning in March 2025. The Company recognized this non-cash gain in accordance with ASC 270 Interim Reporting, specifically ASC 270-10-45-6(c) Other Presentation Matters, which allows for recovery of losses on the same inventory in later interim periods of the same fiscal year as long as the as long as the recovery of losses does not exceed the previously recognized loss. During the quarter ended June 30, 2021, the Company completed a routine update of its long-range plan and related estimates of expiry. This routine update included the impact of recent activity with regards to the Company's long-term payor contract strategy which continues to focus on contract economics and net revenue growth and resulted in a $30.3 million charge to cost of goods sold during the quarter ended June 30, 2021.The Company considered whether the respective increases in the excess purchase commitment liability were potential indicators of impairment of the Auryxia asset group as of December 31, 2021 and June 30, 2021. As part of its assessments, the Company reviewed the Auryxia net sales and estimated future cash flows included in its long-range plan and concluded that the respective increases in excess purchase commitment liability were not indicators of impairment of the Auryxia asset group as of December 31, 2021 or June 30, 2021. During the first quarter ended March 31, 2021, the Company recorded a non-cash gain to cost of goods sold of $8.9 million driven largely by a reduction in purchase commitments due to the amendment to the Siegfried Agreement.
On April 9, 2019, the Company entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement includes the terms and conditions under which Esteve will manufacture vadadustat drug substance for commercial use. Pursuant to the Esteve Agreement, the Company provides rolling forecasts to Esteve on a quarterly basis, or the Esteve Forecast. The Esteve Forecast reflects the Company’s needs for vadadustat drug substance produced by Esteve over a certain number of months, represented as a quantity of vadadustat drug substance per calendar quarter. The parties have agreed to a volume-based pricing structure under the Esteve Agreement. The Esteve Agreement has an initial term of four years, beginning April 9, 2019 and ending April 9, 2023. Pursuant to the Esteve Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from Esteve. As of December 31, 2021, the Company has committed to purchase $28.9 million of vadadustat drug substance from Esteve through the fourth quarter of 2022.
On March 11, 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement. The Patheon Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use. Pursuant to the Patheon Agreement, the Company provides Patheon a long-term forecast on an annual basis, as well as short-term forecasts on a quarterly basis, or the Patheon Forecast. The Patheon Forecast reflects the Company’s needs for commercial supply of vadadustat drug product produced by Patheon, represented as a quantity of drug product per calendar quarter. The parties have agreed to a volume-based pricing structure under the Patheon Agreement. The Patheon Agreement has an initial term beginning March 11, 2020 and ending June 30, 2023. Pursuant to the Patheon Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug product from Patheon. As of December 31, 2021, the Company had a minimum commitment with Patheon for $4.0 million through the fourth quarter of 2022.
On April 2, 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, or the WuXi STA DS Agreement. The WuXi STA DS Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat drug substance for commercial use. Pursuant to the WuXi STA DS Agreement, the Company provides rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA DS Forecast. The WuXi STA DS Forecast reflects the Company’s needs for vadadustat drug substance produced by WuXi STA over a certain number of quarters. The parties have agreed to a volume-based pricing structure under the WuXi STA DS Agreement. The WuXi STA DS Agreement has an initial term of four years, beginning April 2, 2020 and ending April 2, 2024. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from WuXi STA. As of December 31, 2021, the Company has committed to purchase $29.2 million of vadadustat drug substance from WuXi STA through the third quarter of 2022.
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
Other Third Party Contracts
Under the Company’s agreement with IQVIA to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of December 31, 2021 were approximately $5.0 million, of which Otsuka reimburses a significant portion back to the Company. Substantive performance for the committed work with IQVIA was completed in 2020 and close out activities will be performed throughout 2022. The Company also contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $237.8 million at December 31, 2021. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
Litigation and Related Matters
From time to time, the Company may become subject to legal proceedings and claims which arise in the ordinary course of its business. Consistent with ASC 450, Contingencies, the Company’s policy is to record a liability if a loss in a significant legal dispute is considered probable and an amount can be reasonably estimated. The Company provides disclosure when a loss in excess of any reserve is reasonably possible, and if estimable, the Company discloses the potential loss or range of possible loss. Significant judgment is required to assess the likelihood of various potential outcomes and the quantification of loss in those scenarios. The Company’s estimates change as litigation progresses and new information comes to light. Changes in Company estimates could have a material impact on the Company’s results and financial position. As of December 31, 2021, the Company does not have any significant legal disputes that require a loss liability to be recorded. The Company continually monitors the need for a loss liability for litigation and related matters.

17. Net Loss per Share
The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Year ended December 31,
	2021	2020	2019
Warrants	509,611	509,611	509,611
Outstanding stock options	11,398,215	9,386,517	7,670,899
Unvested restricted stock units	4,667,003	4,722,311	4,524,132
Total	16,574,829	14,618,439	12,704,642

18. Subsequent Events

Second Amended and Restated License Agreement with Vifor Pharma

On February 18, 2022, the Company and Vifor Pharma entered into a Second Amended and Restated License Agreement, or the Vifor Second Amended Agreement, which amends and restates the Vifor First Amended Agreement. Pursuant to the
Vifor Second Amended Agreement, the Company granted Vifor Pharma an exclusive license to sell vadadustat to the Supply Group in the United States, or the Territory. Vadadustat is the Company's investigational oral HIF prolyl hydroxylase inhibitor for the treatment of anemia due to CKD, for which the Company has filed a new drug application with the FDA.

Like the Vifor First Amended Agreement, the Vifor Second Amended Agreement is structured as a profit share arrangement between the Company and Vifor Pharma in which the Company will receive approximately 66% of the profit, net of certain pre-specified costs. Under the Vifor Second Amended Agreement, Vifor Pharma will make an upfront payment to the Company of $25 million in lieu of the previously disclosed milestone payment of $25 million that Vifor Pharma was to pay to the Company following approval of vadadustat by the FDA. In addition, Vifor Pharma made an equity investment in the Company as further described below under “Investment Agreement.” The Company currently retains rights to commercialize vadadustat for use in the non-dialysis dependent CKD market and to sell to dialysis organizations outside of the Supply Group. As under the Vifor First Amended Agreement, during the term of the Vifor Second Amended Agreement, Vifor Pharma is not permitted to sell any HIF product that competes with vadadustat in the Territory to the Supply Group.

As under the Vifor First Amended Agreement, the Vifor Second Amended Agreement provides that the Company and Vifor Pharma will enter into a commercial supply agreement for vadadustat pursuant to which the Company will supply all of Vifor Pharma’s requirements for vadadustat in the Territory. Under the Vifor Second Amended Agreement, Vifor Pharma will contribute $40 million to the Working Capital Fund, established to partially fund the Company's costs of purchasing vadadustat from its contract manufacturers, which amount of funding will fluctuate, and which funding the Company will repay to Vifor Pharma over time.

Unless earlier terminated, the Vifor Second Amended Agreement will expire upon the later of the expiration of all patents that claim or cover vadadustat or the expiration of marketing or regulatory exclusivity for vadadustat in the Territory. Vifor Pharma may terminate the Vifor Second Amended Agreement in its entirety upon 30 months’ prior written notice after the first anniversary of the receipt of regulatory approval, if approved, from the FDA for vadadustat for dialysis-dependent CKD patients. The Company may terminate the Vifor Second Amended Agreement in its entirety for convenience, following the earlier of a certain period of time elapsing or following certain specified regulatory events, and upon six months’ prior written notice. If the Company so terminates for convenience, subject to a specified exception, the Company will pay a termination fee to Vifor Pharma. In addition, either party may, subject to a cure period, terminate the Vifor Second Amended Agreement in the event of the other party’s uncured material breach or bankruptcy. The Company may also terminate the Vifor Second Amended Agreement upon the occurrence of certain other events. The Vifor Second Amended Agreement also continues to include a standstill provision and customary representations and warranties.

Investment Agreement

In connection with entering into the Vifor Second Amended Agreement, on February 18, 2022, the Company and Vifor Pharma entered into an investment agreement, or the Second Investment Agreement, pursuant to which Akebia sold an aggregate of 4,000,000 shares of its common stock, par value $0.00001 per share, or the Shares, to Vifor Pharma for a total of $20 million on February 22, 2022.

Vifor Pharma has agreed to a lock-up restriction to not sell or otherwise dispose of the Shares for a period of time following the effective date of the Investment Agreement as well as a customary standstill agreement. In addition, the Second Investment Agreement contains voting agreements made by Vifor Pharma with respect to the Shares. The Shares have not been registered pursuant to the Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and/or Rule 506 promulgated thereunder, as the transaction does not involve any public offering within the meaning of Section 4(a)(2) of the Act.

First Amendment and Waiver to Loan Agreement with Pharmakon

On February 18, 2022, in connection with entering into the Vifor Second Amended Agreement, the Company and Pharmakon entered into the First Amendment and Waiver, or the First Amendment and Waiver, which amends and waives certain provisions of the Loan Agreement.

Pursuant to the First Amendment and Waiver, the Collateral Agent and the Lenders agreed to (1) add the Working Capital Fund to the definition of Permitted Indebtedness under the Loan Agreement, as such term is defined in the Loan Agreement. subject to certain rights of notice and acceleration of the loans under the Loan Agreement granted to the Collateral Agent and Lenders in connection with the Company’s repayment of the Working Capital Fund to Vifor Pharma, and (2) provide the Company with a waiver with respect to a financial statement covenant included in the Loan Agreement and added a new covenant providing that our Quarterly Reports on Form 10-Q for the fiscal quarters ending June 30, 2022 and September 30, 2022 must not be subject to any qualification as to going concern.

Amendment to Lease Agreement with CLPF One Marina Park Drive LLC

On February 24, 2022, Keryx and the Company entered into an Assignment and Assumption Agreement, pursuant to which the Company assumed all of the rights and responsibilities of Keryx with respect to the One Marina Park Drive Office Lease, dated April 29, 2015, by and between Keryx and Fallon Cornerstone One MPD LLC, or Fallon, or the Boston Lease, for the entire twelfth floor of the building located at One Marina Park Drive, Boston, Massachusetts, or the Premises.

On February 24, 2022, the Company entered into a First Amendment to Lease, or the First Lease Amendment, with CLPF One Marina Park Drive LLC (successor-in-interest to Fallon), or the Landlord, amending the Boston Lease for the Premises.

Pursuant to the First Lease Amendment, the Company has agreed to extend the term of the Boston Lease, as amended, until July 31, 2031. The monthly lease payment for the Premises pursuant to the First Lease Amendment will be $200,122.00 commencing on August 1, 2023, with an annual rent escalation of approximately 2% commencing on August 1, 2024. The First Lease Amendment also includes a Landlord’s allowance for certain leasehold improvements to the Premises in an amount of up to $1,954,680.00, provided that such allowance must be used prior to August 1, 2024.

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
As of December 31, 2021, our management, with the participation of Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described below that, as of December 31, 2021, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting relating to our inventory process which is described in more detail below.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on the assessment, management has concluded that the material weakness in our internal control over financial reporting relating to our inventory process as reported in our Annual Report on Form 10-K for the year ended December 31, 2020 remains un-remediated as of December 31, 2021 and that, our internal control over financial reporting as of December 31, 2021 was not effective due to the following material weakness: the Company did not design and maintain effective controls over the completeness, accuracy, existence and presentation and disclosure of inventory. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we did not maintain effective controls related to (i) the review of inventory reconciliations, (ii) the validation of the inventory costing, (iii) the periodic assessment of excess and obsolete inventory related reserves and (iv) verification that the existence of all inventories subject to physical inventory counts were correctly counted as of December 31, 2021.
Although during 2021 we strengthened our controls related to (i) the review of inventory reconciliations, (ii) the validation of the inventory costing and (iii) the periodic assessment of excess and obsolete inventory related reserves, further remediation is needed. The control deficiencies described above resulted in certain accounting errors, including in our internal preliminary consolidated financial statements for the year ended December 31, 2021 that were corrected prior to the issuance of such annual consolidated financial statements. Management has taken actions to remediate the deficiencies in its internal control over financial reporting and implemented additional processes and controls designed to address the underlying causes associated with the material weakness. Management is committed to finalizing the remediation of the material weakness during 2022. Management’s internal control remediation efforts include the following:
•We have designed and implemented more robust controls throughout 2021 and will continue to improve the precision of our controls in 2022.
•We provided training to individuals within the supply chain, manufacturing, quality and inventory processes, including review documentation requirements, during 2021, and will continue to do so in 2022 including training of all new employees and written standard operating procedures for all key inventory processes.
•We designed controls to address the completeness and accuracy of any key reports utilized in the execution of internal controls.
•Implementing an inventory count policy and standard operating procedures to ensure consistent communication of the inventory count process and adherence to these policies at facilities managed by third party logistics and contract manufacturing organizations.
•We reported regularly during 2021, and will continue to report regularly in 2022, to the audit committee on the progress and results of control remediation.
•We continued to engage an outside firm to assist with performing sufficient testing in 2021 and executed upon a monitoring protocol to allow the Company to validate the operating effectiveness of certain controls over financial reporting to gain assurance that such controls are present and functioning as designed. We will continue to engage an outside firm in 2022 to assist management with performing sufficient testing throughout the year to validate the operating effectiveness of certain controls over financial reporting.

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
Changes in Internal Control over Financial Reporting
Except as noted in the preceding paragraphs, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2021, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Ernst & Young, LLP, the Company’s independent registered public accounting firm, has issued an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. This report is included below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Akebia Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Akebia Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Akebia Therapeutics, Inc. (the “Company”) has not maintained effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified deficiencies in internal controls included within the Company’s inventory process. Specifically, the Company did not maintain effective controls related to (i) the review of inventory reconciliations, (ii) the validation of the inventory costing (iii) the periodic assessment of excess and obsolete inventory related reserves and (iv) verification that the existence of all inventories subject to physical inventory counts were correctly counted.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 1, 2022, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
March 1, 2022
Item 9B. Other Information

Amendment to Lease Agreement with CLPF One Marina Park Drive LLC

On February 24, 2022, we entered into an Assignment and Assumption Agreement with Keryx, pursuant to which we assumed all of the rights and responsibilities of Keryx with respect to the One Marina Park Drive Office Lease, dated April 29, 2015, by and between Keryx and Fallon Cornerstone One MPD LLC, or Fallon, or the Boston Lease, for the entire twelfth floor of the building located at One Marina Park Drive, Boston, Massachusetts, or the Premises.

On February 24, 2022,we entered into a First Amendment to Lease, or the First Lease Amendment, with CLPF One Marina Park Drive LLC (successor-in-interest to Fallon), or the Landlord, amending the Boston Lease for the Premises.

Pursuant to the First Lease Amendment, we have agreed to extend the term of the Boston Lease, as amended, until July 31, 2031. The monthly lease payment for the Premises pursuant to the First Lease Amendment will be $200,122.00 commencing on August 1, 2023, with an annual rent escalation of approximately 2% commencing on August 1, 2024. The First Lease Amendment also includes a Landlord’s allowance for certain leasehold improvements to the Premises in an amount of up to $1,954,680.00, provided that such allowance must be used prior to August 1, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10. Director, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2.1**
Agreement and Plan of Merger, dated as of June 28, 2018, by and among Akebia Therapeutics, Inc., Alpha Therapeutics Merger Sub, Inc., and Keryx Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (001-36352), filed on June 28, 2018)

2.2
First Amendment to Agreement and Plan of Merger, dated as of October 1, 2018, by and among Akebia Therapeutics, Inc., Alpha Therapeutics Merger Sub, Inc. and Keryx Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (001-36352), filed on October 1, 2018)

3.1	Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36352), filed on March 28, 2014)

3.2
Certificate of Amendment of Ninth Amended and Restated Certificate of Incorporation of Akebia Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (001-36352), filed on June 9, 2020)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (001-36352), filed on March 28, 2014)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (333-193969), filed on March 4, 2014)

4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated March 5, 2014 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 4, 2015)

4.3#
Amendment No. 1 to Fourth Amended and Restated Investors’ Rights Agreement, dated June 28, 2017 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 12, 2018)

4.4#
Investment Agreement between Akebia Therapeutics, Inc. and Vifor (International) Ltd., dated May 12, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 8, 2017)

4.5*#	Investment Agreement between Akebia Therapeutics, Inc. and Vifor (International) Ltd., dated February 18, 2022

4.6
Common Stock Purchase Warrant between Akebia Therapeutics, Inc. and Janssen Pharmaceutica NV, dated February 9, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on May 9, 2017)

4.7	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K (001-36352), filed on February 25, 2021)

10.1†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 12, 2018)

10.2
Office Lease Agreement Between MA-Riverview/245 First Street, L.L.C. and Akebia Therapeutics, Inc., dated December 3, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (333-193969), filed on February 14, 2014)

10.3
First Amendment to Office Lease Agreement Between Jamestown Premier 245 First, LLC and Akebia Therapeutics, Inc., dated December 15, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 4, 2015)

10.4
Second Amendment to Office Lease Agreement Between Jamestown Premier 245 First, LLC and Akebia Therapeutics, Inc., dated November 23, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 14, 2016)

Exhibit Number	Description of Exhibit
10.5
Third Amendment to Office Lease Agreement Between Jamestown Premier 245 First, LLC and Akebia Therapeutics, Inc., dated July 25, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on November 9, 2016)

10.6
Fourth Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc., dated May 1, 2017 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 12, 2018)

10.7
Fifth Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc. dated April 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 8, 2018)

10.8
Sixth Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc. dated November 30, 2020 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K (001-36352), filed on February 25, 2021)

10.9
One Marina Park Drive Office Lease dated April 29, 2015, by and between Keryx Biopharmaceuticals, Inc. and Fallon Cornerstone One MPD LLC (incorporated by reference to Exhibit 10.29 to Keryx Biopharmaceuticals, Inc.’s Annual Report on Form 10-K (000-30929), filed on March 1, 2017)

10.10*
First Amendment to One Marina Park Drive Office Lease, dated February 24, 2022, by and between Keryx Biopharmaceuticals, Inc. and CLPF One Marina Park Drive LLC (successor-in-interest to Fallon Cornerstone One MPD LLC)

10.11*	Assignment and Assumption Agreement, dated February 24, 2022, by and between Keryx Biopharmaceuticals, Inc. and Akebia Therapeutics, Inc.

10.12
Sublease, dated as of September 9, 2019, by and between Keryx Biopharmaceuticals, Inc. and Foundation Medicine, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on November 12, 2019)

10.13†	Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (333-193969), filed on February 14, 2014)

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

10.16†	Offer Letter to David Spellman, dated as of June 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on August 10, 2020)

10.17†	Form of Non-Statutory Stock Option Agreement for officers (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A (333-193969), filed on March 4, 2014)

10.18†
Form of Non-Statutory Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A (333-193969), filed on March 4, 2014)

10.19†	Amended and Restated Non-Employee Director Compensation Program, effective January 1, 2018 (incorporated by reference to Exhibit 10.13 to the Company’s 10-K (001-36352), filed on March 12, 2018)

10.20†
Amended and Restated Non-Employee Director Compensation Program, effective January 30, 2019 (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K (001-36352),filed on March 26, 2019)

Exhibit Number	Description of Exhibit
10.21†	Non-Employee Director Compensation Program, effective January 26, 2021 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K (001-36352), filed on February 25, 2021)

10.22†	Form of Executive Severance Agreement for officers (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A (333-193969), filed on March 4, 2014)

10.23†	2014 Incentive Plan (incorporated by reference to exhibit 10.29 to the Company’s Registration Statement on Form S-1/A (333-193969), filed on March 4, 2014)

10.24†
Amendment No. 1 to the Akebia Therapeutics, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (333-229366), filed on January 25, 2019)

10.25†	2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1/A (333-193969), filed on March 4, 2014)

10.26†
Amended and Restated 2014 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (001-36352), filed with the Securities and Exchange Commission on April 26, 2019)

10.27†	Cash Incentive Plan, effective February 28, 2014 (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1/A (333-193969), filed on March 4, 2014)

10.28*†	Amended and Restated Cash Incentive Plan, effective January 19, 2022

10.29†
Form of Officer Restricted Stock Unit Award Agreement under 2014 Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 12, 2018)

10.30†
Form of Officer Restricted Stock Unit Award Agreement under 2014 Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 26, 2019)

10.31†
Form of Officer Inducement Award Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (333-222728), filed on January 26, 2018)

10.32†
Form of Inducement Award Non-Statutory Stock Option Agreement for non-officers (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (333-222728), filed on January 26, 2018)

10.33†

Form of Officer Performance-Based Stock Option Award, under the Company's 2014 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on November 4, 2021)

10.34†
Form of Officer Performance-Based Stock Restricted Stock Unit Award, under the Company's 2014 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on November 4, 2021)

10.35†!	Form of Officer Cash Bonus Letter Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on November 4, 2021)

10.36†	Keryx Biopharmaceuticals, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (001-30929), filed on March 21, 2003)

10.37†
Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Annex C to Keryx Biopharmaceuticals, Inc.’s Definitive Proxy Statement on Schedule 14A (000-30929), filed on April 29, 2004)

10.38†
Amendment to the Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan dated April 11, 2006 (incorporated by reference to Exhibit 10.1 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (000-30929), filed on August 9, 2006)

Exhibit Number	Description of Exhibit

10.39†
Keryx Biopharmaceuticals, Inc. 2007 Incentive Plan, (incorporated by reference to Annex D to Keryx Biopharmaceuticals, Inc.’s Definitive Proxy Statement on Schedule 14A (000-30929), filed on April 30, 2007)

10.40†
Keryx Biopharmaceuticals, Inc. Amended and Restated 2013 Incentive Plan (incorporated by reference to Exhibit 10.1 to Keryx Biopharmaceuticals, Inc.’s Current Report on Form 8-K (000-30929), filed on May 27, 2016)

10.41†
Keryx Biopharmaceuticals, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Keryx Biopharmaceuticals, Inc.’s Registration Statement on Form S-8 (333-226005), filed on June 29, 2018)

10.42†
Form of Indemnification Agreement between Keryx Biopharmaceuticals, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (000-30929), filed on November 9, 2016)

10.43†
Form of Employee Agreement (Confidentiality, Non-Competition, Non-Solicitation and Development Agreement) applicable to officers (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 26, 2019)

10.44†
Keryx Biopharmaceuticals, Inc. Fourth Amended and Restated Directors Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to Keryx Biopharmaceuticals, Inc.’s Current Report on Form 8-K (000-30929), filed on May 27, 2016)

10.45†
Keryx Biopharmaceuticals, Inc. Third Amended and Restated Directors Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (000-30929), filed on August 7, 2014)

10.46†
Keryx Biopharmaceuticals, Inc. Director Non-Statutory Stock Option Award Terms and Conditions under the Third Amended and Restated Directors Equity Compensation Plan (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 26, 2019)

10.47†
Master Consulting Services Agreement by and between the Company and Jason A. Amello, dated August 7, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on November 5, 2020)

10.48#
Master Services Agreement, between Akebia Therapeutics, Inc., and Quintiles, Inc., dated as of June 8, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 11, 2015)

10.49*!	Collaboration Agreement between Akebia Therapeutics, Inc. and Mitsubishi Tanabe Pharma Corporation, dated December 11, 2015

10.50#
Letter Agreement between Akebia Therapeutics, Inc. and Mitsubishi Tanabe Pharma Corporation, dated September 26, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on November 8, 2017)

10.51#
Collaboration and License Agreement, between Akebia Therapeutics, Inc. and Otsuka Pharmaceutical Co. Ltd., dated December 18, 2016 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (001-36352) and filed on March 6, 2017)

10.52#
Collaboration and License Agreement between Akebia Therapeutics, Inc. and Otsuka Pharmaceutical Co. Ltd., dated April 25, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 8, 2017)

10.53#
Research and License Agreement between Akebia Therapeutics, Inc. and Janssen Pharmaceutica NV, dated February 9, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on May 9, 2017)

10.54*!	Second Amended and Restated License Agreement, dated February 18, 2022, by and between Akebia Therapeutics, Inc. and Vifor (International) Ltd.

Exhibit Number	Description of Exhibit

10.55
Amended and Restated Controlled Equity OfferingSM Sales Agreement, dated November 12, 2019, by and between Akebia Therapeutics, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (001-36352), filed on November 12, 2019)

10.56!
Second Amended and Restated License Agreement dated April 17, 2019, by and between Akebia Therapeutics, Inc. and Panion & BF Biotech, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 8, 2019)

10.57#
Amended and Restated Sub-License Agreement, dated June 8, 2009, as amended by the First Amendment thereto, dated June 12, 2013, by and between Keryx Biopharmaceuticals, Inc., Japan Tobacco, Inc. and Torii Pharmaceutical Co., Ltd (incorporated by reference to Exhibit 10.1 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (000-30929), filed on November 7, 2017)

10.58*!
Master Manufacturing Services Agreement by and between Keryx Biopharmaceuticals, Inc. and Patheon Manufacturing Services LLC and certain of its affiliates, dated September 27, 2016, and related Product Agreement dated September 27, 2016, and related Product Agreement dated October 12, 2016

10.59#
Product Agreement, dated August 29, 2017, by and between Keryx Biopharmaceuticals, Inc. and Patheon Inc. (an affiliate of Patheon Manufacturing Services LLC) related to the Master Manufacturing Services Agreement by and between Keryx Biopharmaceuticals, Inc. and Patheon Manufacturing Services LLC and certain of its affiliates dated November 12, 2016 (incorporated by reference to Exhibit 10.2 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (000-30929), filed on November 7, 2017)

10.60#
Master Manufacturing Services and Supply Agreement, dated December 20, 2017, by and between Keryx Biopharmaceuticals, Inc. and Siegfried Evionnaz SA (incorporated by reference to Exhibit 10.13 to Keryx Biopharmaceuticals, Inc.’s Annual Report on Form 10-K (000-30929), filed on February 21, 2018)

10.61
Amendment No. 1 to Master Manufacturing Services and Supply Agreement, dated as of December 21, 2020, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K (001-36352), filed on February 25, 2021)

10.62
Amendment No. 2 to Master Manufacturing Services and Supply Agreement, dated as of January 29, 2021, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K (001-36352), filed on February 25, 2021)

10.63!
Amendment No. 3 to Master Manufacturing Services and Supply Agreement, dated as of February 11, 2021, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K (001-36352), filed on February 25, 2021)

10.64*	Amendment No. 4 to Master Manufacturing Services and Supply Agreement, dated as of December 17, 2021, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc.

10.65#
Exclusive Distribution Agreement between Keryx Biopharmaceuticals, Inc. and Cardinal Health 105, Inc., dated October 16, 2014 and First Amendment to Exclusive Distribution Agreement between Keryx Biopharmaceuticals, Inc. and Cardinal Health 105, Inc., dated April 14, 2015 (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 26, 2019)

10.66#
Manufacture and Supply Agreement between Keryx Biopharmaceuticals, Inc. and BioVectra Inc., dated May 26, 2017 and Amendment to Manufacture and Supply Agreement between Keryx Biopharmaceuticals, Inc. and BioVectra Inc., dated December 11, 2017 (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 26, 2019)

10.67!
Supply Agreement, dated as of April 9, 2019, by and between Akebia Therapeutics, Inc. and Esteve Química, S.A. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 8, 2019)

10.68!
Loan Agreement, dated November 11, 2019, by and among the Company, Keryx Biopharmaceuticals, Inc., Biopharma Credit plc and Biopharma Credit Investments V (Master) LP (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K (001-36352), filed on March 12, 2020)

Exhibit Number	Description of Exhibit

10.69!*	First Amendment and Waiver, dated February 18, 2022, by and among the Company, Biopharma Credit plc, BCPR Limited Partnership and Biopharma Credit Investments V (Master) LP

10.70!
Guaranty and Security Agreement, dated November 25, 2019, by and between the Company, Keryx Biopharmaceuticals, Inc. and Biopharma Credit plc (incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K (001-36352), filed on March 12, 2020)

10.71!
Supply Agreement, dated as of March 11, 2020, by and between Akebia Therapeutics, Inc. and Patheon, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on May 5, 2020)

10.72!
Supply Agreement, dated as of April 2, 2020, by and between Akebia Therapeutics, Inc. and STA Pharmaceutical Hong Kong Limited (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on August 10, 2020)

10.73!

Amendment #1 to the Supply Agreement, dated as of April 15, 2021, by and between Akebia Therapeutics, Inc, and STA Pharmaceutical Hong Kong Limited (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on August 5, 2021)

10.74!
Amended and Restated Product Manufacture and Supply and Facility Construction Agreement between BioVectra, Inc. and Keryx Biopharmaceuticals, Inc., dated September 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (001-36352), filed on September 11, 2020)

10.75!
Supply Agreement, dated February 10, 2021, by and between the Company and STA Pharmaceutical Hong Kong Limited (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on May 10, 2021)

10.76!

Royalty Interest Acquisition Agreement, dated February 25, 2021, by and between the Company and HealthCare Royalty Partners IV, L.P. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on May 10, 2021)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K (001-36352), filed on February 25, 2021)

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description of Exhibit

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

AKEBIA THERAPEUTICS, INC.

Date: March 1, 2022	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 1, 2022	By:	/s/ John P. Butler
John P. Butler
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2022	By:	/s/ David A. Spellman
David A. Spellman
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 1, 2022	By:	/s/ Violetta Cotreau
Violetta Cotreau
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Date: March 1, 2022	By:	/s/ Adrian Adams
Adrian Adams
Chairperson and Director

Date: March 1, 2022	By:	/s/ Ron Frieson
Ron Frieson
Director

Date: March 1, 2022	By:	/s/ Steven C. Gilman
Steven C. Gilman
Director

Date: March 1, 2022	By:	/s/ Michael T. Heffernan
Michael T. Heffernan
Director

Date: March 1, 2022	By:	/s/ Michael Rogers
Michael Rogers
Director

Date: March 1, 2022	By:	/s/ Cynthia Smith
Cynthia Smith
Director

Date: March 1, 2022	By:	/s/ Myles Wolf
Myles Wolf
Director

Date: March 1, 2022	By:	/s/ LeAnne M. Zumwalt
LeAnne M. Zumwalt
Director