Form 10-Q
period 2022-03-31
Akebia Therapeutics, Inc.
filed 2022-05-09
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

Outstanding at April 30, 2022
183,533,075

NOTE REGARDING FORWARD-LOOKING

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
•the timing of our conference with the U.S. Food and Drug Administration and next steps with respect to the development of vadadustat, if any, following our receipt of a complete response letter to our new drug application for vadadustat for the treatment of anemia due to chronic kidney disease in adult patients;
•that delivering value broadly to the kidney community, as well as others who may benefit from our medicines, will result in delivering value for stockholders;
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
•cybersecurity;
•insurance coverage;
•remediation of our material weakness;
•estimates with respect to our ability to operate as a going concern;
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
•our workforce reduction, future charges expected to be incurred in connection therewith and estimated reductions in net cash required for operating activities in connection therewith; and
•the timing, outcome and impact of current and any future legal proceedings.

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

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, references to “Akebia,” “we,” “us,” “our,” “the Company,” and similar references refer to Akebia Therapeutics, Inc. and, where appropriate, its subsidiaries, including Keryx Biopharmaceuticals, Inc.

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
•Our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K and any future concerns relating to our ability to continue as a going concern would materially adversely affect us.
•Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product and product candidates on unfavorable terms to us.
•If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
•We may not be successful in our efforts to identify, acquire, in-license, discover, develop and commercialize additional products or product candidates or our decisions to prioritize the development of certain product candidates over others may not be successful, which could impair our ability to grow.
•We may engage in strategic transactions to acquire assets, businesses, or rights to products, product candidates or technologies or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt, or cause us to incur significant expense
•Our business has been and may continue to be, directly or indirectly, adversely affected by the COVID-19 pandemic.
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
•Our business is substantially dependent on the commercial success of Auryxia. If we are unable to continue to successfully commercialize Auryxia, our results or operations and financial condition will be materially harmed.
•If we are unable to maintain or expand, or, if vadadustat is approved, initiate, sales and marketing capabilities or enter into additional agreements with third parties, we may not be successful in commercializing Auryxia, vadadustat, if approved, or any other product candidates that may be approved.
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
•Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and we will incur additional costs in connection with, and may experience delays in completing, or ultimately be unable to complete, the development and, if approved, commercialization of vadadustat and any other product candidates.
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
•Disruptions in the FDA, regulatory authorities outside the U.S. and other government agencies caused by global health concerns or funding shortages could prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
•Compliance with privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.
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
•We are currently involved in an opposition and invalidation proceedings and may in the future be involved in additional lawsuits or administrative proceedings to challenge the patents of our competitors or to protect or enforce our patents, which could be expensive, time consuming, and unsuccessful.
•We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.
•If we fail to attract, retain and motivate senior management and qualified personnel, we may be unable to successfully develop, obtain and/or maintain marketing approval of and commercialize vadadustat or commercialize Auryxia.
•Our cost savings plan and the associated workforce reduction implemented in April and May 2022 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
•We may encounter difficulties in managing our growth, including with respect to our employee base, and managing our operations successfully.
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
•We are currently subject to legal proceedings that could result in substantial costs and divert management's attention, and we could be subject to additional legal proceedings.
•Our stock price has been and may continue to be volatile, which could result in substantial losses for holders or future purchasers of our common stock and lawsuits against us and our officers and directors.

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$174,562	$149,800
Inventory	39,422	38,195
Accounts receivable, net	64,582	50,875
Prepaid expenses and other current assets	24,121	33,140
Total current assets	302,687	272,010
Property and equipment, net	6,451	6,754
Operating lease assets	32,631	33,852
Goodwill	55,053	55,053
Other intangible assets, net	99,116	108,127
Other assets	39,418	49,754
Total assets	$535,356	$525,550
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$19,466	$33,588
Accrued expenses and other current liabilities	109,660	104,456
Short-term deferred revenue	10,440	20,906
Current portion of refund liability to customer	16,500	—
Current portion of long-term debt	97,848	97,543
Total current liabilities	253,914	256,493
Deferred revenue, net of current portion	65,356	21,474
Operating lease liabilities, net of current portion	32,581	33,703
Derivative liability	1,110	1,820
Liability related to sale of future royalties, net	55,095	53,079
Refund liability to customer, net of current portion	23,441	—
Other non-current liabilities	77,743	82,525
Total liabilities	509,240	449,094
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock $0.00001 par value; 350,000,000 shares authorized at March 31, 2022 and December 31, 2021; 183,386,035 and 177,000,963 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2	1
Additional paid-in capital	1,548,880	1,536,800
Accumulated other comprehensive loss	6	6
Accumulated deficit	(1,522,772)	(1,460,351)
Total stockholders' equity	26,116	76,456
Total liabilities and stockholders' equity	$535,356	$525,550

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Product revenue, net	$41,448	$30,408
License, collaboration and other revenue	20,251	21,896
Total revenues	61,699	52,304
Cost of goods sold:
Product	22,333	25,595
Amortization of intangibles	9,011	9,011
Total cost of goods sold	31,344	34,606
Operating expenses:
Research and development	43,833	40,611
Selling, general and administrative	44,327	41,328
License expense	688	695
Total operating expenses	88,848	82,634
Operating loss	(58,493)	(64,936)
Other income (expense):
Interest expense	(5,062)	(4,805)
Other income	1,134	161
Net loss	$(62,421)	$(69,580)
Net loss per share - basic and diluted	$(0.35)	$(0.45)
Weighted-average number of common shares - basic and diluted	179,599,045	153,820,809
Comprehensive loss:
Net loss	$(62,421)	$(69,580)
Other comprehensive loss - unrealized loss on debt securities	—	(4)
Total comprehensive loss	$(62,421)	$(69,584)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock
	Number of Shares	$0.00001 Par Value	Additional Paid-In Capital	Unrealized Gain/(Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2020	148,074,085	$1	$1,425,115	$13	$(1,177,511)	$247,618
Issuance of common stock, net of issuance costs	9,228,017	1	29,497	—	—	29,498
Proceeds from sale of stock under employee stock purchase plan	154,276	—	367	—	—	367
Share-based compensation expense	—	—	5,992	—	—	5,992
Restricted stock unit vesting	1,063,711	—	—	—	—	—
Unrealized loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(69,580)	(69,580)
Balance at March 31, 2021	158,520,089	$2	$1,460,971	$9	$(1,247,091)	$213,891

Balance at December 31, 2021	177,000,963	$1	$1,536,800	$6	$(1,460,351)	$76,456
Issuance of common stock, net of issuance costs	4,404,600	1	7,177	—	—	7,178
Proceeds from sale of stock under employee stock purchase plan	191,146	—	367	—	—	367
Share-based compensation expense	—	—	4,536	—	—	4,536
Restricted stock unit vesting	1,789,326	—	—	—	—	—
Net loss	—	—	—	—	(62,421)	(62,421)
Balance at March 31, 2022	183,386,035	$2	$1,548,880	$6	$(1,522,772)	$26,116

See accompanying notes to unaudited condensed consolidated financial statements

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating activities:
Net loss	$(62,421)	$(69,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	417	513
Amortization of intangibles	9,011	9,011
Amortization of premium/discount on investments	—	(11)
Non-cash interest expense related to sale of future royalties	2,345	2,162
Non-cash royalty revenue related to sale of future royalties	(329)	(20)
Non-cash interest expense	246	229
Non-cash operating lease expense	(557)	(494)
Fair value step-up of inventory sold or written off	—	21,575
Write-down of inventory	5,344	5,075
Change in excess inventory purchase commitments	(773)	(8,945)
Stock-based compensation	4,536	5,992
Change in fair value of derivative liability	(710)	80
Changes in operating assets and liabilities:
Accounts receivable	(13,707)	(8,380)
Inventory	(5,247)	(19,193)
Prepaid expenses and other current assets	9,019	2,268
Other long-term assets	3,297	1,361
Accounts payable	(7,358)	(4,912)
Accrued expense	4,426	(4,877)
Operating lease liabilities	616	407
Deferred revenue	33,416	(3,007)
Other non-current liabilities	(3,191)	—
Net cash used in operating activities	(21,620)	(70,746)
Investing activities:
Purchase of equipment	(114)	(59)
Proceeds from the maturities of available for sale securities	—	20,000
Net cash (used in) provided by investing activities	(114)	19,941
Financing activities:
Proceeds from sale of future royalties, net	—	44,783
Proceeds from refund liabilities to customers	40,000	—
Proceeds from the issuance of common stock, net of issuance costs	7,178	29,327
Proceeds from the sale of stock under employee stock purchase plan	367	367
Proceeds from the exercise of stock options	—	—
Net cash provided by financing activities	47,545	74,477
Increase in cash, cash equivalents, and restricted cash	25,811	23,672
Cash, cash equivalents, and restricted cash at beginning of the period	151,839	231,132
Cash, cash equivalents, and restricted cash at end of the period	$177,650	$254,804
Non-cash financing activities
Unpaid offering costs	$—	$171

See accompanying notes to unaudited condensed consolidated financial statements

Akebia Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Nature of Organization and Operations

Akebia Therapeutics, Inc., referred to as Akebia or the Company, was incorporated in the State of Delaware in 2007. Akebia is a biopharmaceutical company with the purpose of bettering the lives of people impacted by kidney disease. The Company has one commercial product, Auryxia® (ferric citrate), which is approved by the U.S. Food and Drug Administration, or FDA, and marketed for two indications in the United States: the control of serum phosphorus levels in adult patients with chronic kidney disease, or CKD, on dialysis, or DD-CKD, and the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or NDD-CKD. Ferric citrate is also approved and marketed in Japan as an oral treatment for IDA in adult patients for the improvement of hyperphosphatemia in such patients with DD-CKD and NDD-CKD under the trade name Riona (ferric citrate hydrate).

Vadadustat, the Company’s lead investigational product candidate, is an investigational oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor designed to mimic the physiologic effect of altitude on oxygen availability. On March 29, 2022, the Company received a complete response letter, or CRL, from the FDA. The CRL provided that the FDA had completed its review of the Company's new drug application, or NDA, for vadadustat for the treatment of anemia due to CKD in adult patients and had determined that it could not approve the NDA in its present form. The Company is discussing the details of the CRL with the Company's collaboration partners. The Company’s collaboration partner, Otsuka Pharmaceutical Co. Ltd., or Otsuka, submitted a Marketing Authorization Application, or MAA, for vadadustat for the treatment of anemia due to CKD in adult patients with DD-CKD and NDD-CKD to the European Medicines Agency, or EMA, in October 2021. Vadadustat is approved in Japan as a treatment for anemia due to CKD in both DD-CKD and NDD-CKD patients under the trade name VafseoTM , and marketed and sold in Japan by Mitsubishi Tanabe Pharma Corporation, or MTPC.

In addition, the Company continues to explore additional development opportunities to expand its pipeline and portfolio of novel therapeutics.

Since inception, the Company has devoted most of its resources to research and development, including its preclinical and clinical development activities, commercializing Auryxia, and providing general and administrative support for these operations. The Company began recording revenue from the U.S. sales of Auryxia and revenue from sublicensing rights to Auryxia in Japan from the Company’s Japanese partners, Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd., collectively JT and Torii, in December 2018. Additionally, following regulatory approval of vadadustat in Japan, the Company began recognizing royalty revenues from MTPC from the sale of Vafseo in August 2020. In February 2021, the Company entered into a royalty interest acquisition agreement with HealthCare Royalty Partners IV, L.P., or HCR, or the Royalty Agreement, whereby the Company sold its right to receive royalties and sales milestones under its Collaboration Agreement with MTPC, or the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 5 for additional information). The Company has not generated a profit to date and may never generate profits from product sales. Vadadustat and the Company’s other potential product candidates are subject to long development cycles, and the Company may be unsuccessful in its efforts to develop, obtain marketing approval for or market vadadustat and its other potential product candidates. If the Company does not successfully commercialize Auryxia, vadadustat, if approved, or any other potential product candidate, it may be unable to achieve profitability.

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

As of March 31, 2022, the Company had cash and cash equivalents of approximately $174.6 million. The Company believes that its cash resources will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. However, the Company's operating plan includes assumptions pertaining to cost avoidance measures and the reduction of overhead costs that would result from the planned amendment of certain contractual arrangements, including with certain supply and collaboration partners, and the reduction of certain infrastructure costs. Therefore, because these cost avoidance initiatives and certain other elements of the Company's operating plan are outside of its control, including the amendment of certain contractual arrangements, including with supply and collaboration partners, and the reduction of certain infrastructure costs, there is uncertainty as to whether the Company's cash resources will be adequate to support its operations for a period through at least the next twelve months from the date of issuance of these financial statements.

In addition, on February 18, 2022, the Company and BioPharma Credit PLC, or the Collateral Agent, BPCR Limited Partnership, as a Lender, and BioPharma Credit Investments V (Master) LP, as a Lender, entered into the First Amendment and Waiver, or the First Amendment and Waiver, which amends and waives certain provisions of the Loan Agreement, dated November 11, 2019 (see Note 10). Pursuant to the Loan Agreement, as amended, the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ending June 30, 2022 and September 30, 2022, and its future Annual Reports on Form 10-K, must not be subject to any qualification as to going concern. If the Company does not satisfy the covenant as to going concern in any of these filings, the Company will be in default under the Loan Agreement. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement, which the Company may not have the available cash resources to repay at such time. There is also uncertainty as to whether or not the Company will meet its quarterly and annual debt covenants under the Loan Agreement.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plans to alleviate the conditions that raise substantial doubt through cost avoidance measures, including amending certain contractual arrangements, and deprioritizing and cancelling certain infrastructure activities for the Company to continue as a going concern for a period of twelve months from the date the financial statements are issued. However, the Company has concluded that the likelihood that its plan to extend its cash runway from one or more of these approaches will be successful, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements. If conditions that raise substantial doubt regarding the Company's ability to continue as a going concern still exist as of the filing of the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2022, the Company will be in default under its Loan Agreement, as amended.

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

In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other future period.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Management has determined that the Company operates in one segment, which is the business of developing and commercializing novel therapeutics for people with kidney disease. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission on March 1, 2022, or the 2021 Annual Report on Form 10-K.

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three months ended March 31, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K and are updated below as necessary.
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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: prepaid and accrued research and development expense, operating lease assets and liabilities, derivative liabilities, refund liabilities to customers, other non-current liabilities, including the excess purchase commitment liability, stock-based compensation expense, product and collaboration revenues including various rebates and reserves related to product sales, non-cash interest expense on the liability related to sale of future royalties, inventories, income taxes, intangible assets and goodwill.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

3.Product Revenue and Reserves for Variable Consideration
To date, the Company’s only source of product revenue has been from the U.S. sales of Auryxia. Total net product revenue was $41.4 million and $30.4 million for the three months ended March 31, 2022 and 2021, respectively. The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2022 and 2021 (in thousands):

	Chargebacks and Discounts	Rebates, Fees and other Deductions	Returns	Total
Balance at December 31, 2021	$1,278	$26,625	$475	$28,378
Current provisions related to sales in current year	2,711	21,324	1,359	25,394
Adjustments related to prior year sales	(132)	779	—	647
Credits/payments made	(2,465)	(22,491)	(1,293)	(26,249)
Balance at March 31, 2022	$1,392	$26,237	$541	$28,170

Balance at December 31, 2020	$802	$39,912	$649	$41,363
Current provisions related to sales in current year	3,170	33,643	2,152	38,965
Adjustments related to prior year sales	3	(1,241)	—	(1,238)
Credits/payments made	(2,646)	(29,098)	(1,917)	(33,661)
Balance at March 31, 2021	$1,329	$43,216	$884	$45,429

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

Accounts receivable, net related to product sales was approximately $27.7 million and $24.6 million as of March 31, 2022 and December 31, 2021, respectively.

4.License, Collaboration and Other Significant Agreements
During the three months ended March 31, 2022 and 2021, the Company recognized the following revenues from its license, collaboration and other significant agreements and had the following deferred revenue balances as of March 31, 2022:

	Three Months Ended March 31,
	2022	2021
License, Collaboration and Other Revenue:	(in thousands)
MTPC Agreement	$7,962	$18
Otsuka U.S. Agreement	5,638	13,674
Otsuka International Agreement	5,503	6,972
Total Proportional Performance Revenue	$19,103	$20,664
JT and Torii	1,148	1,159
MTPC Other Revenue	—	73
Total License, Collaboration and Other Revenue	$20,251	$21,896

	Three Months Ended March 31, 2022
	Short-Term	Long-Term	Total
Deferred Revenue:	(in thousands)
MTPC Agreement	$—	$—	$—
Otsuka U.S. Agreement	6,192	16,087	22,279
Otsuka International Agreement	4,248	5,973	10,221
Vifor Pharma Agreement	—	43,296	43,296
Total	$10,440	$65,356	$75,796

The following table presents changes in the Company’s contract assets and liabilities during the three months ended March 31, 2022 and 2021 (in thousands):

Three Months Ended March 31, 2022	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$19,094	$19,542	$(14,320)	$24,316
Prepaid expenses and other current assets	$4,309	$—	$(339)	$3,970
Contract liabilities:
Deferred revenue	$42,380	$60,514	$(27,098)	$75,796
Accounts payable	$3,171	$—	$(2,852)	$319
Accrued expenses and other current liabilities	$—	$—	$—	$—

Three Months Ended March 31, 2021
Contract assets:
Accounts receivable(1)	$3,045	$6,740	$(6,246)	$3,539
Prepaid expenses and other current assets	$1,722	$194	$—	$1,916
Contract liabilities:
Deferred revenue	$40,559	$22,895	$(25,902)	$37,552
Accounts payable	$7,227	$—	$(7,227)	$—
Accrued expenses and other current liabilities	$10,000	$—	$—	$10,000

(1)Excludes accounts receivable from other services related to clinical and regulatory activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement as of March 31, 2022 and 2021 and December 31, 2021 and 2020. Also excludes accounts receivable related to amounts due to the Company from product sales which are included in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021.

During the three months ended March 31, 2022 and 2021, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended March 31,
Revenue Recognized in the Period from:	2022	2021
Amounts included in deferred revenue at the beginning of the period	$6,602	$5,382
Performance obligations satisfied in previous periods	$—	$—

Mitsubishi Tanabe Pharma Corporation Collaboration Agreement
Summary of Agreement
On December 11, 2015, the Company and MTPC entered into the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to vadadustat in Japan and certain other Asian countries, collectively, the MTPC Territory. In addition, the Company will supply vadadustat for both clinical and commercial use in the MTPC Territory, subject to MTPC’s option to manufacture commercial drug product in the MTPC Territory. In February 2021, the Company entered into the Royalty Agreement with HCR, whereby the Company sold its right to receive royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 5 for additional information). A more detailed description of the MTPC Agreement and the Company's evaluation of this agreement under ASC 606 can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.
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
As of March 31, 2022, the transaction price was comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received, comprised of $10.0 million relating to the NDA filing in Japan and $15.0 million relating to regulatory approval of vadadustat in Japan, and (vi) $1.6 million in royalties from net sales of Vafseo. As of March 31, 2022, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. The Company recognized $0.3 million of revenue and immaterial revenue from MTPC royalties for the three months ended March 31, 2022 and 2021, respectively. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 5 for additional information). The revenue is classified as license, collaboration and other revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of March 31, 2022, the Company recorded $0.2 million in accounts receivable, no deferred revenue, and no contract assets. There were no asset or liability balances classified as long-term in the unaudited condensed consolidated balance sheet as of March 31, 2022.
Supply of Drug Product to MTPC
In March 2020, in connection with the MTPC Agreement, the Company and MTPC entered into a letter agreement, pursuant to which the Company agreed to supply MTPC with certain vadadustat process validation drug product for commercial use and MTPC agreed to reimburse the Company for certain manufacturing-related expenses. In connection with this arrangement, the Company invoiced the upfront payment of $10.4 million, which it received during the three months ended June 30, 2020. The Company does not recognize revenue under this arrangement until delivery has occurred and risk of loss passes to MTPC. No revenues were recognized during each of the three months ended March 31, 2022 and 2021 for drug product that was delivered during the applicable period. As of March 31, 2022, the Company recorded no accounts receivable, no deferred revenue, $1.9 million in other current liabilities and no other non-current liabilities for drug product that was subject to return by MTPC.
On July 15, 2020, the Company and its collaboration partner MTPC entered into a supply agreement, or the MTPC Supply Agreement. The MTPC Supply Agreement includes the terms and conditions under which the Company will supply vadadustat drug product to MTPC for commercial use in Japan and certain other Asian countries, as contemplated by the MTPC Agreement. A more detailed description of this supply agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.

The Company recognized $7.6 million and no revenue under the MTPC Supply Agreement during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company recorded $12.9 million in accounts receivable, no deferred revenue, $18.3 million in other current liabilities and $5.0 million in other non-current liabilities.
U.S. Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.
On December 18, 2016, the Company entered into a collaboration and license agreement with Otsuka, or the Otsuka U.S. Agreement. The collaboration is focused on the development and commercialization of vadadustat in the United States. The Company is responsible for leading the development of vadadustat, for which it submitted an NDA to the FDA in March of 2021, and for which it received a CRL in March 2022. The Company will co-commercialize vadadustat in the United States with Otsuka, subject to the approval of vadadustat by the FDA. The Company controls and retains final decision-making authority with respect to certain matters, including U.S. pricing strategy and manufacturing.
Under the terms of the Otsuka U.S. Agreement, the Company granted to Otsuka a co-exclusive, non-sublicensable license under certain intellectual property controlled by the Company solely to perform medical affairs activities and to conduct non-promotional and commercialization activities related to vadadustat in the United States in accordance with the associated plans. The co-exclusive license relates to activities that will be jointly conducted by the Company and Otsuka pursuant to the terms of the Otsuka U.S. Agreement. Additionally, the parties agreed not to promote, market or sell any competing product in the territory covered by the Otsuka U.S. Agreement. A more detailed description of this collaboration agreement and the Company's evaluation of this agreement under ASC 606 can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.

The Company has identified three performance obligations in connection with its obligations under the Otsuka U.S. Agreement as follows: (i) License and Development Services Combined (License Performance Obligation); (ii) Rights to Future Intellectual Property (Future IP Performance Obligation) and (iii) Joint Committee Services (Committee Performance Obligation). The Company allocates the transaction price to each performance obligation based on the Company’s best estimate of the relative standalone selling price. The Company developed a best estimate of standalone selling price for the Committee Performance Obligation after considering the nature of the services to be performed and estimates of the associated effort and rates applicable to such services that would be expected to be realized under similar contracts. The Company developed a best estimate of standalone selling price for the Future IP Performance Obligation primarily based on the likelihood that additional intellectual property covered by the license conveyed will be developed during the term of the arrangement. The Company did not develop a best estimate of standalone selling price for the License Performance Obligation due to the following: (i) the best estimates of standalone selling price associated with the Future IP Performance Obligation was determined to be immaterial and (ii) the period of performance and pattern of recognition for the License Performance Obligation and the Committee Performance Obligation was determined to be similar.
The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that under ASC 606, the contract was modified in the second quarter of 2019, when the Company elected to require Otsuka to increase the aggregate percentage of current global development costs it funds under the Otsuka U.S. Agreement and the Otsuka International Agreement, as defined below, from 52.5% to 80%, or the Otsuka Funding Option, and the Company became eligible to receive the Additional Funding (defined below) amount. In connection with the modification, the Company adjusted the transaction price to include the Additional Funding amount as additional variable consideration. The Company constrains the variable consideration to an amount for which a significant revenue reversal is not probable. The Company estimates the additional funding as a result of exercising the Otsuka Funding Option, or the Additional Funding, will total approximately $149.6 million or more, depending on the actual costs incurred toward the current global development plan. The Additional Funding is fully creditable against future payments due to the Company under the arrangement, provided that future payments due to the Company may not be reduced by more than 50% in any calendar year and any remaining creditable amount above 50% in any calendar year will be applied to subsequent future payments until fully credited. As of March 31, 2022, the Additional Funding was $117.4 million.
As of March 31, 2022, the transaction price totaling $514.4 million was comprised of: (i) the up-front payment of $125.0 million, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016 of $33.8 million, and (iii) the estimate of the net cost share consideration to be received of approximately $355.6 million with respect to amounts incurred by the Company subsequent to December 31, 2016.
As of March 31, 2022, the Company is eligible to receive up to $65.0 million in regulatory milestone payments for the first HIF product to achieve the associated event and up to $575 million in commercial milestone payments associated with aggregate sales of licensed products. These future milestones are subject to reduction as a result of the Company's exercise of the Otsuka Funding Option, as described above. As of March 31, 2022, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.
During the three months ended March 31, 2022 and 2021, the Company recognized revenue totaling approximately $5.6 million and $13.7 million, respectively, with respect to the Otsuka U.S. Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2022, there was approximately $22.3 million of deferred revenue related to the Otsuka U.S. Agreement of which $6.2 million is classified as current and $16.1 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of March 31, 2022, there was $9.0 million in accounts receivable and $2.7 million in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2021, there was approximately $2.0 million in contract liabilities (included in accounts payable) and $3.0 million in prepaid expenses and other current assets in the consolidated balance sheet.
The Company determined that the medical affairs, commercialization and non-promotional activities elements of the Otsuka U.S. Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, the Company is accounting for the joint medical affairs, commercialization and non-promotional activities in accordance with ASC No. 808, Collaborative Arrangements. As a result, the activities conducted pursuant to the medical affairs, commercialization and non-promotional activities plans will be accounted for as a component of the related expense in the period incurred. During the three months ended March 31, 2022 and 2021, the Company incurred approximately $7.6 million and $1.0 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $3.8 million and $0.5 million are reimbursable by Otsuka and recorded as a reduction to research and development expense during the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, Otsuka incurred no costs related to the cost-sharing provisions of the Otsuka U.S. Agreement. During the three months ended March 31, 2021, Otsuka incurred $0.3 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.2 million were reimbursable by the Company and recorded as an increase to research and development expense during the three months ended March 31, 2021.
International Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.
On April 25, 2017, the Company entered into a collaboration and license agreement with Otsuka, or the Otsuka International Agreement. The collaboration is focused on the development and commercialization of vadadustat in Europe, Russia, China, Canada, Australia, the Middle East and certain other territories, collectively, the Otsuka International Territory.
Under the terms of the Otsuka International Agreement, the Company granted to Otsuka an exclusive, sublicensable license under certain intellectual property controlled by the Company to develop and commercialize vadadustat and products containing or comprising vadadustat in the Otsuka International Territory. Additionally, under the terms of this agreement, the Company is responsible for leading the development of vadadustat. Otsuka has the sole responsibility, at its own cost, for the commercialization of vadadustat in the Otsuka International Territory, subject to the approval by the relevant regulatory authorities. A more detailed description of this collaboration agreement and the Company's evaluation of this agreement under ASC 606 can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.
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
The Company has identified three performance obligations in connection with its obligations under the Otsuka International Agreement as follows: (i) License and Development Services Combined (License Performance Obligation); (ii) Rights to Future Intellectual Property (Future IP Performance Obligation) and (iii) Joint Committee Services (Committee Performance Obligation). The Company allocates the transaction price to each performance obligation based on the Company’s best estimate of the relative standalone selling price. The Company developed a best estimate of standalone selling price for the Committee Performance Obligation after considering the nature of the services to be performed and estimates of the associated effort and rates applicable to such services that would be expected to be realized under similar contracts. The Company developed a best estimate of standalone selling price for the Future IP Performance Obligation primarily based on the likelihood that additional intellectual property covered by the license conveyed will be developed during the term of the arrangement. The Company did not develop a best estimate of standalone selling price for the License Performance Obligation due to the following: (i) the best estimates of standalone selling price associated with the Future IP Performance Obligation was determined to be immaterial and (ii) the period of performance and pattern of recognition for the License Performance Obligation and the Committee Performance Obligation was determined to be similar.
The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of March 31, 2022, the transaction price totaling $316.9 million was comprised of: (i) the up-front payment of $73.0 million, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017 of $0.2 million, and (iii) an estimate of the net cost share consideration to be received with respect to amounts incurred by the Company subsequent to March 31, 2017 of $243.7 million.
As of March 31, 2022, the Company is eligible to receive up to $17.0 million in regulatory milestone payments for the licensed HIF product if the Company achieves the associated event within 12 to 24 months of the first HIF product approval. Additionally, the Company is eligible for up to $525.0 million in commercial milestone payments associated with the aggregate sales of all licensed products. As of March 31, 2022, no development or regulatory milestones have been assessed as probable of being reached and thus have been fully constrained.
During the three months ended March 31, 2022 and 2021, the Company recognized revenue totaling approximately $5.5 million and $7.0 million, respectively, with respect to the Otsuka International Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2022, there was approximately $10.2 million of deferred revenue related to the Otsuka International Agreement of which $4.2 million is classified as current and $6.0 million is classified as long-term in the accompanying unaudited condensed consolidated balance sheet based on the performance period of the underlying obligations. Additionally, as of March 31, 2022, there was $11.3 million in accounts receivable and $1.2 million in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2021, there was approximately $0.9 million in contract liabilities (included in accounts payable) and $1.3 million in prepaid expenses and other current assets in the consolidated balance sheet.
Janssen Pharmaceutica NV Research and License Agreement
On February 9, 2017, the Company entered into a Research and License Agreement, or the Janssen Agreement, with Janssen Pharmaceutica NV, or Janssen, a subsidiary of Johnson & Johnson, pursuant to which Janssen granted the Company an exclusive license under certain intellectual property rights to develop and commercialize worldwide certain HIF prolyl hydroxylase targeted compounds. Under the terms of the Janssen Agreement, Janssen granted to the Company a license for a three-year research term to conduct research on the HIF compound portfolio, which research term is now expired. A more detailed description of this collaboration agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.
Under the terms of the Janssen Agreement, the Company made an upfront payment of $1.0 million in cash to Janssen and issued a warrant, or the Warrant, to purchase 509,611 shares of the Company’s common stock, which expired on February 9, 2022. In addition, Janssen could be eligible to receive up to an aggregate of $16.5 million from the Company in specified development milestone payments on a product-by-product basis. Janssen could also be eligible to receive up to $215.0 million from the Company in specified commercial milestones as well as tiered, escalating royalties ranging from a low- to mid-single digit percentage of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory. A more detailed description of this collaboration agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.
Cyclerion Therapeutics License Agreement

On June 4, 2021, the Company entered into a License Agreement, the Cyclerion Agreement, with Cyclerion Therapeutics Inc., or Cyclerion, pursuant to which Cyclerion granted the Company an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate stimulator.

Under the terms of the Cyclerion Agreement, the Company made an upfront payment of $3.0 million in cash to Cyclerion, which was paid during the second quarter of 2021 and recorded to research and development expense in June 2021. Substantially all of the fair value of the assets acquired in conjunction with the Cyclerion Agreement was concentrated in the acquired license. As a result, the Company accounted for this transaction as an asset acquisition under ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The upfront payment was charged to expense at acquisition, as it relates to a development stage compound with no alternative future use. In addition, Cyclerion is eligible to receive up to an aggregate of $222.0 million from the Company in specified development and regulatory milestone payments on a product-by-product basis. Cyclerion will also be eligible to receive specified commercial milestones as well as tiered royalties ranging from a low-single-digit- to mid-double-digit percentage of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory. A more detailed description of this agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.
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

Pursuant to the Vifor Second Amended Agreement, the Company granted Vifor Pharma an exclusive license to sell vadadustat to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third party dialysis organizations approved by the Company, to independent dialysis organizations that are members of certain group purchasing organizations, and to certain non-retail specialty pharmacies, or collectively, the Supply Group, in the United States, or the Territory. Pursuant to the Vifor Second Amended Agreement, Vifor Pharma agreed that it would not sell or otherwise supply vadadustat until the FDA has granted regulatory approval for vadadustat in the DD-CKD Indication in the Territory and until Vifor Pharma has entered a supply agreement with the applicable member of the Supply Group.

Similar to the Vifor First Amended Agreement, the Vifor Second Amended Agreement is structured as a profit share arrangement between the Company and Vifor Pharma in which the Company will receive approximately 66% of the profit, net of certain pre-specified costs. Under the Vifor Second Amended Agreement, Vifor Pharma made an upfront payment to the Company of $25.0 million in lieu of the previously disclosed milestone payment of $25.0 million that Vifor Pharma was to pay the Company following approval of vadadustat by the FDA, as established under the Vifor First Amended Agreement.

Unless earlier terminated, the Vifor Second Amended Agreement will expire upon the later of the expiration of all patents that claim or cover vadadustat or expiration of marketing or regulatory exclusivity for vadadustat in the Territory. Vifor Pharma may terminate the Vifor Second Amended Agreement in its entirety upon 30 months' prior written notice after the first anniversary of the receipt of regulatory approval, if approved from the FDA for vadadustat for dialysis-dependent CKD patients. The Company may terminate the Vifor Second Amended Agreement in its entirety for convenience, following the earlier of a certain period of time elapsing or following certain specified regulatory events, and upon six months’ prior written notice. If the Company so terminates for convenience, subject to specified exceptions, the Company will pay a termination fee to Vifor Pharma. In addition, either party may, subject to a cure period, terminate the Vifor Second Amended Agreement in the event of the other party’s uncured material breach or bankruptcy. Vifor Pharma may also terminate the Vifor Second Amended Agreement upon thirty days' notice following receipt of the CRL from the FDA for vadadustat.
Investment Agreement
In connection with the Vifor Agreement, in May 2017, the Company and Vifor Pharma entered into an investment agreement, or the First Investment Agreement, pursuant to which the Company sold an aggregate of 3,571,429 shares of the Company’s common stock, or the 2017 Shares, to Vifor Pharma at a price per share of $14.00 for a total of $50.0 million. The amount representing the premium over the closing stock price of $12.69 on the date of the transaction, totaling $4.7 million, was determined by the Company to represent consideration related to the Vifor Agreement.

Vifor Pharma agreed to a lock-up restriction such that it agreed not to sell the 2017 Shares for a period of time following the effective date of the First Investment Agreement as well as a customary standstill agreement. In addition, the First Investment Agreement contains voting agreements made by Vifor Pharma with respect to the 2017 Shares. The 2017 Shares have not been registered pursuant to the Securities Act of 1933, as amended, or the Securities Act, and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

In connection with entering into the Vifor Second Amended Agreement, on February 18, 2022, the Company and Vifor Pharma entered into an investment agreement, or the Second Investment Agreement, pursuant to which the Company sold an aggregate of 4,000,000 shares of its common stock, par value $0.00001 per share, or the 2022 Shares, to Vifor Pharma for a total of $20 million on February 22, 2022. The amount representing the premium over the grant date fair value on the date of the transaction, $13.6 million, was determined by the Company to represent the consideration related to the Vifor Second Amended Agreement. Vifor Pharma has agreed to a lock-up restriction to not sell or otherwise dispose of the 2022 Shares for a period of time following the effective date of the Second Investment Agreement as well as a customary standstill agreement. In addition, the Second Investment Agreement contains voting agreements made by Vifor Pharma with respect to the 2022 Shares. The 2022 Shares have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder, as the transaction does not involve any public offering within the meaning of Section 4(a)(2) of the Securities Act.

Revenue Recognition

The Company evaluated the elements of the Vifor Second Amended Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, Vifor Pharma, is a customer. The Company’s arrangement with Vifor Pharma contains one material promise under the contract at inception, which is the non-sublicensable, non-transferrable license under certain of the Company’s intellectual property to (i) sell vadadustat solely to the Supply Group, (ii) sell vadadustat to Designated Wholesalers solely for resale to members of the Supply Group, (iii) conduct medical affairs with respect to vadadustat in the Territory in the field during the term of the Vifor Second Amended Agreement and (iv) use the Akebia Trademark solely in connection with the sale of vadadustat (the License Deliverable).

The Company has identified one performance obligation in connection with its obligations under the Vifor Second Amended Agreement, which is the License Deliverable, or License Performance Obligation. The transaction price at inception was comprised of: (i) the up-front payment of $25.0 million, (ii) the premium on paid by Vifor Pharma on the First Investment Agreement of $4.7 million, and (iii) the premium paid by Vifor Pharma on the Second Investment Agreement of $13.6 million. Pursuant to the terms of the Vifor Second Amended Agreement, these payments from Vifor Pharma are non-refundable and non-creditable against any other amount due to the Company. Also pursuant to the Vifor Second Amended Agreement, if the Centers for Medicare & Medicaid Services, or CMS, determines that vadadustat is excluded from the Transitional Drug Add-on Payment Adjustment, or TDAPA, the Company can terminate the Vifor Second Amended Agreement and will be required to repay the up-front payment and the premiums paid by Vifor Pharma in the First Investment Agreement and Second Investment Agreement, respectively. The Company considered whether the transaction price was constrained as required per the guidance in ASC 606-10-32-11. As part of its evaluation of the constraint, the Company considered numerous factors, including the CRL received from the FDA for vadadustat, the uncertainty associated with a potential future approval of vadadustat by the FDA, and if approval of vadadustat is received in the future, whether vadadustat would be included in certain reimbursement bundles by CMS, which are all outside of the Company’s control. Vifor Pharma also agreed that it will not sell or otherwise supply vadadustat until the FDA has granted regulatory approval for vadadustat in the DD-CKD Indication. The Company constrains the variable consideration to an amount for which a significant revenue reversal is not probable. Therefore, the Company determined that the entire transaction price at inception was constrained under ASC 606, and the Company has recorded the transaction price to deferred revenue as of March 31, 2022.

Refund Liability to Customer

Pursuant to the Vifor Second Amended Agreement, Vifor Pharma contributed $40.0 million to a working capital fund established to partially fund the Company’s costs of purchasing vadadustat from its contract manufacturers, or the Working Capital Fund, which amount of funding will fluctuate, and which funding the Company will repay to Vifor over time. The $40 million initial contribution to the Working Capital Fund represents 50% of the amount of purchase orders that the Company has placed with its contract manufacturers for the supply of vadadustat for the Territory already delivered as of the effective date of the Vifor Second Amended Agreement, and to be delivered through the end of 2022. The amount of the Working Capital Fund will be reviewed at specified intervals and is adjusted based on a number of factors including outstanding supply commitments for vadadustat for the Territory and agreed upon vadadustat inventory levels held by the Company for the Territory. Upon termination or expiration of the Vifor Second Amended Agreement for any reason other than convenience by Vifor Pharma (including following receipt of a CRL for vadadustat), the Company will be required to refund the outstanding balance of the Working Capital Fund on the date of termination or expiration.

The Company has recorded the Working Capital Fund as a refund liability under ASC 606. The Company has determined that the refund liability itself does not represent an obligation to transfer goods or services to Vifor Pharma in the future. The Company has therefore determined that this refund liability is not a contract liability under ASC 606. The Company accounted for the refund liability as a debt arrangement with zero coupon interest. The Company imputed interest on the refund liability to the customer at a rate of 15.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield, and the expected repayment period of the Working Capital Fund. The Company recorded an initial discount on the refund liability to the customer and a corresponding deferred gain to the refund liability to customer on the condensed consolidated balance sheet as of the date the funds were received from Vifor Pharma, which was March 18, 2022. The discount on the note payable is being amortized to interest expense using the effective interest method over the expected term of the refund liability. The deferred gain is being amortized to interest income on a straight-line basis over the expected term of the refund liability. The amortization of the discount and the amortization of the deferred gain as of March 31, 2022 were not material. Of the $39.9 million total refund liability, net of deferred gain and discount, the Company classified $16.5 million as a short-term refund liability based on management's estimate of potential amounts that could be refundable within a one-year period as a result of anticipated changes to the Company's operating plan following the CRL.
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
On August 21, 2021, the Company and Vifor Pharma executed an amendment to the Letter Agreement whereby the parties agreed that Vifor Pharma would sell the PRV to a third party, and the Company and Vifor Pharma would share the proceeds from the sale based on certain terms. In the fourth quarter of 2021, Vifor Pharma sold the PRV to a third party, and Vifor

Pharma paid the Company $8.6 million in proceeds from the sale, which was recorded as contra research and development expense. These proceeds were subsequently paid to Otsuka as reimbursement for their contribution to the purchase of the PRV, as required under a separate letter agreement executed with Otsuka. A more detailed description of this transaction can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.
License Agreement with Panion & BF Biotech, Inc.
As a result of the merger with Keryx Biopharmaceuticals, Inc., or Keryx, or the Merger, the Company had a license agreement, which was amended from time to time, with Panion & BF Biotech, Inc., or Panion, under which Keryx, the Company's wholly owned subsidiary, was the contracting party, or the Panion License Agreement, pursuant to which Keryx in-licensed the exclusive worldwide rights, excluding certain Asian-Pacific countries, or the Licensor Territory, for the development and commercialization of ferric citrate.
On April 17, 2019, the Company and Panion entered into a second amended and restated license agreement, or the Panion Amended License Agreement, which amends and restates in full the Panion License Agreement, effective as of April 17, 2019. The Panion Amended License Agreement provides Keryx with an exclusive license under Panion-owned know-how and patents with the right to sublicense, develop, make, use, sell, offer for sale, import and export ferric citrate worldwide, excluding the Licensor Territory. The Panion Amended License Agreement also provides Panion with an exclusive license under the Keryx-owned patents, with the right to sublicense (with the Company’s written consent), develop, make, use, sell, offer for sale, import and export ferric citrate in certain countries in the Licensor Territory. Under the Panion Amended License Agreement, Panion is eligible to receive from the Company or any sublicensee royalty payments based on a mid-single digit percentage of sales of ferric citrate in the Company’s licensed territories. The Company is eligible to receive from Panion or any sublicensee royalty payments based on a mid-single digit percentage of net sales of ferric citrate in Panion’s licensed territories. A more detailed description of this license agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.
The Company recognized royalty payments due to Panion of approximately $2.5 million during each of the three months ended March 31, 2022 and 2021, relating to the Company’s sales of Auryxia in the United States and JT and Torii’s net sales of Riona in Japan, as the Company is required to pay a mid-single digit percentage of net sales of ferric citrate in the Company’s licensed territories to Panion under the terms of the Panion Amended License Agreement.
Sublicense Agreement with Japan Tobacco, Inc. and its subsidiary, Torii Pharmaceutical Co., Ltd.
As a result of the Merger, the Company has an Amended and Restated Sublicense Agreement, which was amended in June 2013, with JT and Torii, or the JT and Torii Sublicense Agreement, under which Keryx, the Company’s wholly owned subsidiary, remains the contracting party. Under the JT and Torii Sublicense Agreement, JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate hydrate in Japan. JT and Torii are responsible for the future development and commercialization costs in Japan. A more detailed description of this sublicense agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.
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
The Company recognized license revenue of $1.1 million and $1.2 million during the three months ended March 31, 2022 and 2021, respectively, related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.

5.Liability Related to Sale of Future Royalties
On February 25, 2021, the Company entered into the Royalty Agreement with HCR, pursuant to which the Company sold to HCR its right to receive royalties and sales milestones for vadadustat in Japan and certain other Asian countries, such countries, collectively, the MTPC Territory, and such payments collectively the Royalty Interest Payments, in each case, payable to the Company under the MTPC Agreement, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. The Company received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement. The Company retains the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. Although the Company sold its right to receive royalties and sales milestones for vadadustat in the MTPC Territory as described above, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue. The Company recognized the proceeds received from HCR as a liability that is being amortized using the effective interest method over the life of the arrangement. At the transaction date, the Company recorded the net proceeds of $44.8 million as a liability. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future net royalty payments to be made to HCR over the term of the Royalty Agreement. The total threshold of net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. The Company imputes interest on the unamortized portion of the liability using the effective interest method. The annual effective interest rate as of March 31, 2022 was 17.7% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss. On a quarterly basis, the Company reassesses the effective interest rate and adjusts the rate prospectively as needed. A more detailed description of Royalty Agreement can be found in Note 5 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.

The following table shows the activity within the liability account for the three months ended March 31, 2022:

March 31, 2022
(in thousands)
Liability related to sale of future royalties, net beginning balance at December 31, 2021	$53,079
MTPC royalties payable	(329)
Non-cash interest expense recognized	2,345
Liability related to sale of future royalties, net — ending balance	$55,095

6.Fair Value of Financial Instruments

The Company utilizes a portfolio management company for the valuation of the majority of its investments. This portfolio management company is an independent, third-party vendor recognized to be an industry leader with access to market information that obtains or computes fair market values from quoted market prices, pricing for similar securities, recently executed transactions, cash flow models with yield curves and other pricing models. For valuations obtained from the pricing service, the Company performs due diligence to understand how the valuation was calculated or derived, focusing on the valuation technique used and the nature of the inputs.

Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1 or Level 2. This is because the Company values its cash equivalents using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

Assets measured or disclosed at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2022
Assets:
Cash and cash equivalents	$174,562	$—	$—	$174,562
	$174,562	$—	$—	$174,562
Liabilities:
Derivative liability	$—	$—	$1,110	$1,110
	$—	$—	$1,110	$1,110

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2021
Assets:
Cash and cash equivalents	$149,800	$—	$—	$149,800
	$149,800	$—	$—	$149,800
Liabilities:
Derivative liability	$—	$—	$1,820	$1,820
	$—	$—	$1,820	$1,820

The Company’s Loan Agreement with Pharmakon (see Note 10) contains certain provisions that change the underlying cash flows of the debt instrument, including a potential extension to the interest-only period dependent on both (i) no event of default having occurred and continuing and (ii) the Company achieving certain regulatory and revenue conditions. One of the regulatory conditions was approval of vadadustat by August 2022, however, in March 2022, the Company received a CRL from the FDA stating that the FDA had determined that it could not approve the NDA for vadadustat in its present form. Therefore, the Company is no longer eligible for the interest-only extension period and this no longer changes the underlying cash flows of the debt instrument. The Company also assessed the acceleration of the obligations under the Loan Agreement under certain events of default. In addition, under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. In accordance with ASC 815, the Company concluded that these features are not clearly and closely related to the host instrument, and represent a single compound derivative that is required to be re-measured at fair value on a quarterly basis.

The potential events of default assessed include failure to maintain, on an annual basis, a minimum liquidity threshold which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. The Company recorded a derivative liability related to the Company’s Loan Agreement with Pharmakon of $1.1 million and $1.8 million as of March 31, 2022 and December 31, 2021, respectively. The Company classified the derivative liability as a non-current liability on the unaudited condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021. The estimated fair value of the derivative liability on both March 31, 2022 and December 31, 2021 was determined using a scenario-based approach and discounted cash flow model that includes principal and interest payments under various scenarios involving clinical development success for vadadustat and various cash flow assumptions. The Company used a 0% probability of clinical development success due to receipt of a CRL from the FDA for vadadustat. Should the Company’s assessment of the probabilities around these scenarios change, including for changes in market conditions, there could be a change to the fair value of the derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2021	$1,820
Change in fair value of derivative liability, recorded as other expense	(710)
Balance at March 31, 2022	$1,110

The Company had no other assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2022 and December 31, 2021.

7.Inventory

The components of inventory are summarized as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Raw materials	$678	$1,763
Work in process	74,025	62,635
Finished goods	8,207	14,661
Total inventory	$82,910	$79,059

Long-term inventory, which primarily consists of raw materials and work in process, is included in other assets in the Company’s unaudited condensed consolidated balance sheets.

	March 31, 2022	December 31, 2021
	(in thousands)
Balance Sheet Classification:
Inventory	$39,422	$38,195
Other assets	43,488	40,864
Total inventory	$82,910	$79,059

Inventory amounts written down as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold totaled $5.3 million and $5.1 million during the three months ended March 31, 2022 and 2021, respectively. In addition, there were no related step-up charges during the three months ended March 31, 2022 and $8.7 million related step-up charges during the three months ended March 31, 2021. During the three months ended March 31, 2022, the Company recorded a $3.2 million reduction to the excess purchase commitment liability related to Auryxia inventory previously identified as excess, reflecting Auryxia inventory that was received during the period.

If future sales of Auryxia are lower than expected, the Company may be required to write-down the value of such inventories. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of goods sold in the unaudited condensed consolidated statement of operations.

8.Intangible Assets and Goodwill
Intangible Assets
The following table presents the Company’s intangible assets at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Total
Intangible assets:
Developed product rights for Auryxia	$213,603	$(114,487)	$99,116
Total	$213,603	$(114,487)	$99,116

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Total
Intangible assets:
Developed product rights for Auryxia	$213,603	$(105,476)	$108,127
Total	$213,603	$(105,476)	$108,127

The Company amortizes its definite-lived intangible assets using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life of six years. The Company recorded $9.0 million in amortization expense related to the developed product rights for Auryxia during each of the three months ended March 31, 2022 and 2021.

Goodwill
The Company's goodwill results from the acquisition of Keryx in December 2018. Goodwill was $55.1 million as of March 31, 2022 and December 31, 2021. The Company operates in one operating segment which the Company considers to be the only reporting unit. Goodwill is evaluated for impairment at the reporting unit level on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. During the first quarter of 2022, the Company evaluated business factors, including the receipt of a CRL from the FDA for vadadustat, to determine if there were events or changes in circumstance to indicate that the fair value of the reporting unit was less than its carrying value. The Company determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value and, accordingly, determined that there was no impairment of goodwill during the three months ended March 31, 2022.

However, the future occurrence of events including, but not limited to, an adverse change in current economic and market conditions, including a significant prolonged decline in market capitalization, a significant adverse change in legal factors, unexpected adverse business conditions and an adverse action or assessment by a regulator could indicate potential impairment and trigger an interim impairment assessment of goodwill. As a result of the significance of goodwill, the Company's results of operations and financial position in a future period could be negatively impacted should an impairment test be triggered that results in an impairment of goodwill.

9.Accrued Expenses

Accrued expenses as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Product revenue allowances	$26,236	$26,624
Accrued clinical	16,710	14,036
Amounts due to collaboration partners	28,019	22,654
Accrued payroll and related	7,130	15,863
Lease liability	4,763	4,802
Royalties	3,175	3,472
Professional fees	2,711	1,899
Accrued commercial manufacturing	3,884	3,843
Accrued other	17,032	11,263
Total accrued expenses	$109,660	$104,456

10.Debt

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

The Term Loans bear interest at a floating rate per annum equal to the three-month LIBOR rate plus 7.50%, subject to a 2.00% LIBOR floor and a 3.35% LIBOR cap, payable quarterly in arrears. The Term Loans will mature on the fifth anniversary of the Tranche A Funding Date, or the Maturity Date. The Company will repay the principal under the Term Loans in equal quarterly payments starting on the 33rd-month anniversary of the applicable Funding Date, or the Amortization Schedule. If certain conditions are met, it would have the option to repay the principal in equal quarterly payments starting on the 48th-month anniversary of the applicable Funding Date. One of these conditions was approval of vadadustat; however, the Company received a CRL from the FDA in March 2022 stating that the FDA had determined that it could not approve the NDA in its present form. Therefore, the Company is no longer eligible for this option to delay repayment of the principal under the Loan Agreement. Under certain circumstances, unless certain liquidity conditions are met, the Maturity Date may decrease by up to one year, and the Amortization Schedule may correspondingly commence up to one year earlier.

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

The Loan Agreement contains customary representations, warranties, events of default and covenants of the Company and its subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. On February 18, 2022, the Loan Agreement was amended, which amendment waived the provision under the Loan Agreement that required the Company to not be subject to any qualification as a going concern within the Company's 2021 Annual Report on Form 10-K. Pursuant to the Loan Agreement, as amended, the Company's filings of Form 10-Q for fiscal quarters ending June 30, 2022 and September 30, 2022, and its future Annual Reports on Form 10-K, must not be subject to any qualification as to going concern. If the Company does not satisfy the covenant as to going concern in any of these filings, the Company will be in default under the Loan Agreement. There is uncertainty as to whether or not the Company will meet its future quarterly and annual debt covenants related to qualification as to going concern. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Therefore, as of March 31, 2022, the Company continued to classify the borrowings under the Loan Agreement as current. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of March 31, 2022 and December 31, 2021, the Company determined that no events of default had occurred.

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

The fair value of the derivative liability related to the Company’s Loan Agreement with Pharmakon was $1.1 million and $1.8 million as of March 31, 2022 and December 31, 2021, respectively. The Company classified the derivative liability as a non-current liability on the unaudited condensed consolidated balance sheet as of March 31, 2022.

The Company recognized interest expense related to the Loan Agreement of $2.7 million during each of the three months ended March 31, 2022 and 2021.

11.Stockholders’ Equity
Authorized and Outstanding Capital Stock
On June 5, 2020, the Company filed a Certificate of Amendment to its Ninth Amended and Restated Certificate of Incorporation, or its Charter, to increase the number of authorized shares of common stock from 175,000,000 to 350,000,000. As of March 31, 2022, the authorized capital stock of the Company included 350,000,000 shares of common stock, par value $0.00001 per share, of which 183,386,035 and 177,000,963 shares were issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which no shares were issued and outstanding as of March 31, 2022 and December 31, 2021.
At-the-Market Facility
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
On February 25, 2021, the Company filed a prospectus relating to the sales agreement with its new shelf registration statement (which replaced the prior shelf registration statement and the sales agreement prospectus supplement), pursuant to which it was able to offer and sell up to $100.0 million of its common stock at current market prices from time to time. Through December 31, 2021, the Company sold 21,128,065 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $72.4 million. On March 1, 2022, the Company filed a prospectus relating to the sales agreement, pursuant to which it was authorized to offer and sell up to $25.3 million of its common stock at current market prices from time to time. During the three months ended March 31, 2022 and through the date of this Quarterly

Report on Form 10-Q, the Company sold 404,600 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $0.8 million.
Equity Plans
The Company maintains one stock incentive plan, the 2014 Incentive Plan, or the 2014 Plan, as well as the 2014 Employee Stock Purchase Plan, or the 2014 ESPP. The 2014 Plan replaced the Company’s Amended and Restated 2008 Equity Incentive Plan, or the 2008 Plan, however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. On June 6, 2019, the Company’s stockholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or the ESPP. The Company also maintains an inducement award program that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the three months ended March 31, 2022, the Company granted 279,000 options to purchase shares of the Company’s common stock to new hires as inducements material to such employees' entering into employment with the Company, of which 279,000 options remained outstanding as of March 31, 2022.
The 2014 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, RSUs, performance awards and other awards convertible into or otherwise based on shares of the Company’s common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1 of each calendar year, by an amount equal to three percent (3%) of the number of the Company's outstanding shares on a fully diluted basis as of the close of business on the immediately preceding December 31, or the 2014 Plan Evergreen Provision. The Company’s Board of Directors may act prior to January 1 of any year to provide that there will be no automatic increase in the number of Akebia Shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). On December 12, 2018, in connection with the consummation of the Merger, the Company assumed outstanding and unexercised options to purchase Keryx's stock, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, under the following Keryx equity plans, or the Keryx Equity Plans: the Keryx 1999 Share Option Plan, the Keryx 2004 Long-Term Incentive Plan, the Keryx 2007 Incentive Plan, the Keryx Amended and Restated 2013 Incentive Plan, and the Keryx 2018 Equity Incentive Plan, or the Keryx 2018 Plan. In addition, the number of Keryx Shares available for issuance under the Keryx 2018 Plan, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, may be used for awards granted by the Company under its 2014 Plan, or the Assumed Shares, provided that the Company uses the Assumed Shares for individuals who were not employees or directors of the Company prior to the consummation of the Merger.

The Company grants annual service-based stock options to employees under the 2014 Plan. During the three months ended March 31, 2022, the Company issued 2,833,500 options to employees. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. Options granted by the Company generally vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options generally vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options generally expire 10 years after the date of grant.

The Company also grants performance-based stock options to employees under the 2014 Plan. The Company issued no performance-based stock options during the three months ended March 31, 2022. The performance-based stock options granted by the Company generally vest in connection with the achievement of specified commercial and regulatory milestones. The performance-based stock options also generally feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of options granted and recognized over time based on the probability of meeting such commercial and regulatory milestones.

The Company also grants annual service-based restricted stock units, or RSUs, to employees under the 2014 Plan. During the three months ended March 31, 2022, the Company issued 2,914,308 RSUs to employees. The Company also occasionally issues RSUs not in connection with the annual grant process to employees. Generally, RSUs granted by the Company vest in one of the following ways: (i) 100% of each RSU grant vests on the first or third anniversary of the grant date, (ii) one third of each RSU grant vests on the first, second and third anniversaries of the grant date, or (iii) 50% of each RSU grant vests on the first anniversary and 25% of each RSU grant vests every six months after the one year anniversary of the grant date, subject, in each case, to the individual’s continued service through the applicable vesting date. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized on a straight-line basis over the vesting period.

The Company also grants performance-based restricted stock units, or PSUs, to employees under the 2014 Plan. The Company issued no PSUs during the three months ended March 31, 2022. The PSUs granted by the Company generally vest in connection with the achievement of specified commercial and regulatory milestones. The PSUs also generally feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized over time based on the probability of meeting such commercial and regulatory milestones.
The ESPP provides for the issuance of options to purchase shares of the Company’s common stock to participating employees at a discount to their fair market value. As noted above, the Company’s stockholders approved the ESPP, which amended and restated the Company’s 2014 ESPP, on June 6, 2019. As of March 31, 2022, the maximum aggregate number of shares of the Company’s common stock available for future issuance under the ESPP is 4,981,995. Under the ESPP, each offering period is six months, at the end of which employees who elect to purchase shares of the Company’s common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of eighty-five percent (85%) of the closing price of the Company’s common stock at the beginning or end of the offering period. The Company issued 191,146 shares under the ESPP during the three months ended March 31, 2022.

12.Commitments and Contingencies
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

Additionally, as a result of the Merger, the Company has a lease for 27,300 square feet of office space in Boston, Massachusetts, or the Boston Lease. The total monthly lease payments under the initial base rent were approximately $136,000 and are subject to annual rent escalations. In February 2022, the Company entered into the First Amendment to the Boston Lease, or the First Lease Amendment, to extend the term of the Boston Lease from February 2023 to July 2031. The First Lease Amendment includes five months of free rent starting in March 2023 and monthly lease payments of $200,122 commencing on August 1, 2023, with an annual rent escalation of approximately 2% commencing on August 1, 2024. The First Lease Amendment also includes a landlord's allowance for certain leasehold improvements to the premises in an amount of up to $1,954,680, provided that such allowance must be used prior to August 1, 2024.

The term of the Cambridge Lease with respect to the office space expires on September 11, 2026, with one five-year extension option available. The term of the Boston Lease office space expires on July 31, 2031, with an extension option for one additional five-year term available. The renewal options in these real estate leases were not included in the calculation of the operating lease assets and operating lease liabilities as the renewal is not reasonably certain. The term of the Cambridge Lease with respect to the lab space expires on January 31, 2025, with an extension option for one additional period through September 11, 2026. The renewal option in this real estate lease was included in the calculation of the operating lease assets and operating lease liabilities as the renewal is reasonably certain. The lease agreements do not contain residual value guarantees. Operating lease costs were $1.8 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.8 million for each of the three months ended March 31, 2022 and 2021.

In September 2019, Keryx entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc., or Foundation. The sublease is subject and subordinate to the Boston Lease between Keryx and the landlord. The term of the sublease commenced on October 16, 2019, upon receipt of the required consent from the landlord for the sublease agreement, and expires on February 27, 2023. Foundation is obligated to pay Keryx rent that approximates the rent due from Keryx to its landlord with respect to the Boston Lease. Sublease rental income is recorded to other income. Keryx continues to be obligated for all payment terms pursuant to the Boston Lease, and the Company will guaranty Keryx’s obligations under the sublease. Keryx recorded $0.5 million and $0.4 million in sublease rental income from Foundation during the three months ended March 31, 2022 and 2021, respectively.

The Company has not entered into any material short-term leases or financing leases as of March 31, 2022.

The total security deposit in connection with the Cambridge Lease is $1.6 million as of March 31, 2022. Additionally, the Company recorded $1.4 million for the security deposit under the Boston Lease. Both the Cambridge Lease and the Boston Lease have their security deposits in the form of a letter of credit, all of which are included as restricted cash in other assets in the Company’s unaudited condensed consolidated balance sheets as of March 31, 2022.

As of March 31, 2022, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter are as follows:

	Operating Leases	Lease Payments to be Received from Sublease	Net Operating Lease Payments
	(in thousands)
Remaining 2022	$5,502	$1,370	$4,132
2023	6,954	307	6,647
2024	8,167	—	8,167
2025	8,293	—	8,293
2026	6,571	—	6,571
Thereafter	12,200	—	12,200
Total	$47,687	$1,677	$46,010

In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.65% to 7.25%, which were based on the remaining lease term at either the date of adoption of ASC 842 or the effective date of any subsequent lease term extensions. As of March 31, 2022, the remaining lease terms ranged from 4.45 years to 9.34 years. As of March 31, 2022, the following represents the difference between the remaining undiscounted minimum rental commitments under non-cancelable leases and the operating lease liabilities:

Operating Leases
(in thousands)
Undiscounted minimum rental commitments	$47,687
Present value adjustment using incremental borrowing rate	(10,006)
Operating lease liabilities	$37,681

Manufacturing Agreements
As a result of the Merger, the Company's contractual obligations include Keryx’s commercial supply agreements with BioVectra Inc., or BioVectra, and Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.

Pursuant to the Manufacture and Supply Agreement with BioVectra and the Product Manufacture and Supply and Facility Construction Agreement with BioVectra, the Company agreed to purchase minimum quantities of Auryxia drug substance annually at predetermined prices. On September 4, 2020, the Company and BioVectra entered into an Amended and Restated Product Manufacture and Supply and Facility Construction Agreement, which provided for reduced minimum quantity commitments and revised the predetermined prices. The price per kilogram decreases with an increase in quantity above the predetermined purchase quantity tiers. In addition, the Manufacture and Supply Agreement with BioVectra and the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement with BioVectra, require the Company to reimburse BioVectra for certain costs in connection with construction of a new facility for the manufacture and supply of Auryxia drug substance. These construction costs are recorded in other assets and amortized into drug substance as inventory is released to the Company from BioVectra. The term of the Manufacture and Supply Agreement with BioVectra expires on December 31, 2022. The term of the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement expires on December 31, 2026, after which it automatically renews for successive one-year terms unless either party gives notice of its intention to terminate within a specified time prior to the end of the then-current term. In addition, the Company and BioVectra each have the ability to terminate these agreements upon the occurrence of certain conditions. As of March 31, 2022, the Company is required to reimburse BioVectra for certain costs in connection with the construction of the new facility and to purchase minimum quantities of Auryxia drug substance annually for a total cost of approximately $83.6 million through the end of the contract term.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, as amended (the most recent amendment having been executed on February 11, 2021), or the Siegfried Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. The term of the Siegfried Agreement expires on December 31, 2022, subject to the Company's option to extend the term through December 31, 2023 by providing 12 months’ prior written notice to Siegfried. The Siegfried Agreement provides the Company and Siegfried with certain early termination rights. In the first quarter of 2022, the Company notified Siegfried that the Company has elected not to exercise the option to extend the term of the Siegfried Agreement through December 31, 2023. As of March 31, 2022, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $13.5 million through the year ending December 31, 2022.

As part of purchase accounting, the Company identified executory contracts in the commercial supply agreements between Keryx and its contract manufacturers for Auryxia, which include future firm purchase commitments. These executory contracts were deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. The Company regularly reviews its estimate of the excess purchase commitment liability including a review of assumptions of expected future demand, estimates of anticipated expiry of inventory under firm purchase commitments that are estimated to expire before they could be sold as well as any modifications to supply agreements during each reporting period. The excess purchase commitment liability relating to these executory contracts was $72.7 million and $76.7 million as of March 31, 2022 and December 31, 2021, respectively. During the quarter ended March 31, 2022, the Company reviewed the detailed assumptions above and recorded a $0.8 million reduction to the excess purchase commitments liability within cost of goods sold. During the quarter ended March 31, 2022, the Company reduced the excess purchase commitment liability by $3.2 million for inventory received that had previously been identified as excess.

On April 9, 2019, the Company entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement includes the terms and conditions under which Esteve will manufacture vadadustat drug substance for commercial use. Pursuant to the Esteve Agreement, the Company provides rolling forecasts to Esteve on a quarterly basis, or the Esteve Forecast. The Esteve Forecast reflects the Company’s needs for vadadustat drug substance produced by Esteve over a certain number of months, represented as a quantity of vadadustat drug substance per calendar quarter. The parties have agreed to a volume-based pricing structure under the Esteve Agreement. The Esteve Agreement has an initial term of four years, beginning April 9, 2019 and ending April 9, 2023. Pursuant to the Esteve Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from Esteve. As of March 31, 2022, the Company has committed to purchase $39.0 million of vadadustat drug substance from Esteve through the second quarter of 2023.

On March 11, 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement. The Patheon Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use. Pursuant to the Patheon Agreement, the Company provides Patheon a long-term forecast on an annual basis, as well as short-term forecasts on a quarterly basis, or the Patheon Forecast. The Patheon Forecast reflects the Company’s needs for commercial supply of vadadustat drug product produced by Patheon, represented as a quantity of drug product per calendar quarter. The parties have agreed to a volume-based pricing structure under the Patheon Agreement. The Patheon Agreement has an initial term beginning March 11, 2020 and ending June 30, 2023. Pursuant to the Patheon Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug product from Patheon. As of March 31, 2022, the Company had a minimum commitment with Patheon for $3.9 million through the fourth quarter of 2022.

On April 2, 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, as amended on April 15, 2021, or the WuXi STA DS Agreement. The WuXi STA DS Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat drug substance for commercial use. Pursuant to the WuXi STA DS Agreement, the Company provides rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA DS Forecast. The WuXi STA DS Forecast reflects the Company’s needs for vadadustat drug substance produced by WuXi STA over a certain number of quarters. The parties have agreed to a volume-based pricing structure under the WuXi STA DS Agreement. The WuXi STA DS Agreement has an initial term of four years, beginning April 2, 2020 and ending April 2, 2024. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from WuXi STA. As of March 31, 2022, the Company has committed to purchase $77.9 million of vadadustat drug substance from WuXi STA through the end of 2023.

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

Other Third-Party Contracts
Under the Company’s agreement with IQVIA to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of March 31, 2022 were approximately $4.7 million, of which Otsuka reimburses a significant portion back to the Company. Substantive performance for the committed work with IQVIA was completed in 2020 and close out activities will be performed throughout 2022. The Company also contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $211.9 million at March 31, 2022. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

Litigation and Related Matters
From time to time, the Company may become subject to legal proceedings and claims which arise in the ordinary course of its business. Consistent with ASC 450, Contingencies, the Company’s policy is to record a liability if a loss in a significant legal dispute is considered probable and an amount can be reasonably estimated. The Company provides disclosure when a loss in excess of any reserve is reasonably possible, and if estimable, the Company discloses the potential loss or range of possible loss. Significant judgment is required to assess the likelihood of various potential outcomes and the quantification of loss in those scenarios. The Company’s estimates change as litigation progresses and new information comes to light. Changes in Company estimates could have a material impact on the Company’s results and financial position. As of March 31, 2022, the Company does not have any significant legal disputes that require a loss liability to be recorded. The Company continually monitors the need for a loss liability for litigation and related matters.

13.Net Loss per Share

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

	As of March 31,
	2022	2021
Warrant	—	509,611
Outstanding stock options	14,187,899	11,369,546
Unvested restricted stock units	5,782,635	6,523,240
Total	19,970,534	18,402,397

14.Subsequent Events

Reduction in Force

On April 4, 2022, the Board of Directors of the Company approved a reduction of the Company’s workforce by approximately 42% across all areas of the Company (47% inclusive of the closing of the majority of open positions) following the receipt of a CRL from the FDA to the Company’s NDA for vadadustat for the treatment of anemia due to CKD in adult patients. This workforce reduction will be substantially completed by the end of the second quarter of 2022. On May 5, 2022, the Company implemented a further reduction in workforce consisting of several members of management. This workforce reduction is expected to be substantially complete by the end of January 2023. These actions reflect the Company’s determination to refocus its strategic priorities around its commercial product, Auryxia®, and its development portfolio, and are steps in a cost savings plan to significantly reduce the Company’s expense profile in line with being a single commercial product company. The Company plans to seek to effect additional measures to further reduce its operating expenses and increase revenue from Auryxia.

Affected employees in the workforce reductions were offered separation benefits, including severance payments, healthcare coverage and related benefits. The Company expects to record restructuring charges of approximately $16.5 million in the aggregate primarily related to one-time termination benefits and contractual termination benefits including severance, non-cash stock-based compensation expense, healthcare and related benefits primarily in the second quarter of 2022. The Company may incur additional costs not currently contemplated due to events associated with or resulting from the workforce reduction. The charge that the Company expects to incur in connection with the workforce reductions is an estimate and is subject to a number of assumptions, and actual results may differ materially.

At-the-Market Facility Agreement
On April 7, 2022, the Company entered into an Open Market Sale AgreementSM, or the sales agreement, with Jefferies LLC, or Jefferies, as agent, for the offer and sale of common stock at current market prices in amounts to be determined from time to time. Also, on April 7, 2022, the Company filed a prospectus supplement relating to the sales agreement, pursuant to which it is able to offer and sell under the sales agreement up to $26.0 million of its common stock at current market prices from time to time. From the date of filing of the prospectus supplement through the date of the filing of this Quarterly Report on Form 10-Q, the Company has not sold any shares of its common stock under this program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission, or the SEC, on March 1, 2022, or the 2021 Annual Report on Form 10-K, including the audited consolidated financial statements and related notes therein. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Business Overview
We are a biopharmaceutical company with the purpose of bettering the life of each person impacted by kidney disease. Since our initial public offering in 2014, we have built a business focused on developing and commercializing innovative renal therapeutics that we believe serves as a foundation for future growth. We established ourselves as a leader in the kidney community, and we remain committed to our purpose as we believe our current and future products have the ability to deliver value. Our current portfolio includes a commercial product and a late-stage investigational product candidate:
•Auryxia® (ferric citrate) is approved and marketed in the United States for two indications: (1) the control of serum phosphorus levels in adult patients with chronic kidney disease, or CKD, on dialysis, or DD-CKD, or the Hyperphosphatemia Indication, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or NDD-CKD, or the IDA Indication. Ferric citrate is also approved and marketed in Japan as an oral treatment the improvement of hyperphosphatemia in adult patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of patients with IDA under the trade name Riona (ferric citrate hydrate). Auryxia is our only product approved for sale in the United States and it generated approximately $41.4 million and $30.4 million in revenue from U.S. product sales during the three months ended March 31, 2022 and 2021, respectively.

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

On March 29, 2022, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA. The CRL provided that the FDA had completed its review of our new drug application, or NDA, for vadadustat for the treatment of anemia due to CKD in adult patients, and determined that it could not approve the NDA in its present form. We are discussing the details of the CRL with our collaboration partners and plan to request an end of review conference with the FDA within 90 days of receipt of the CRL. Also, on April 1, 2022, we were notified by the FDA that the FDA had placed a partial clinical hold on our clinical trials of vadadustat in pediatric patients with anemia due to CKD in the United States. As a result of the partial clinical hold, all activities in the United States for and related to our clinical trials of vadadustat in pediatric patients are being suspended.

Our collaboration partner, Otsuka Pharmaceutical Co. Ltd., submitted a Marketing Authorization Application, or MAA, for vadadustat for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients to the European Medicines Agency, or EMA, in October 2021. As vadadustat did not meet the PRO2TECT program's primary safety endpoint, we are remaining cautious in our outlook for potential approval of vadadustat in NDD-CKD adult patients in Europe.

In June of 2020, we announced the first regulatory approval of vadadustat for the treatment of anemia due to CKD in DD-CKD and NDD-CKD adult patients in Japan. Our collaboration partner in Japan, Mitsubishi Tanabe Pharma Corporation, or MTPC, commenced commercial sales of vadadustat in Japan under the trade name, VafseoTM, in August 2020. In addition, MTPC filed new drug applications for vadadustat for the treatment of anemia due to CKD in adult patients in Taiwan in January of 2022 and in Korea in March 2022.

In addition to anemia due to CKD, we believe that vadadustat has the potential to treat other serious or life-threatening conditions, including preventing and lessening the severity of acute respiratory distress syndrome, or ARDS, a complication of severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2), or COVID-19, infection. More specifically, in July of 2020, we announced an investigator-sponsored clinical study by The University of Texas Health Science Center at Houston, or UTHealth, in Houston, Texas, evaluating the use of vadadustat as a potential therapy to prevent and lessen the severity of ARDS in adult patients who have been hospitalized due to COVID-19. Within this randomized, double-blind, placebo-controlled study, patients were dosed with vadadustat or a placebo starting within 24 hours of hospital admission and continuing for up to 14 days. UTHealth enrolled 449 patients in the study, and the last patient completed the study in March 2022. The study was conducted under an FDA Investigational New Drug application with UTHealth as the study sponsor. UTHealth was awarded $5.1 million in funding from the U.S. Department of Defense for the study.

If we are successful in addressing the deficiencies noted in the CRL and in the event we receive FDA approval of vadadustat in the United States, we plan to commercialize vadadustat in the United States with our well-established, nephrology-focused commercial organization, which we may expand if vadadustat is approved, while leveraging our collaboration with Otsuka and its U.S. nephrology commercial organization. We granted Otsuka exclusive rights to commercialize vadadustat in Europe, China and certain other markets, subject to marketing approvals. We granted MTPC exclusive rights to commercialize vadadustat in Japan, where MTPC commenced commercial sales of vadadustat under the trade name, VafseoTM, in August 2020, and in certain other countries in Asia, subject to marketing approvals. In addition, in February 2022, we entered into a Second Amended and Restated License Agreement, or the Vifor Second Amended Agreement, with Vifor (International) Ltd., or Vifor Pharma, which amended and restated the Amended and Restated License Agreement, dated April 8, 2019, or the Vifor First Amended Agreement. Pursuant to the Vifor Second Amended Agreement, we granted Vifor Pharma an exclusive license to sell vadadustat to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of group purchase organizations, and to certain non-retail specialty pharmacies in the United States, or the Territory. We refer to Fresenius Medical Care North America and its affiliates, these organizations and specialty pharmacies collectively as the "Supply Group". We currently retain rights to commercialize vadadustat for use in the non-dialysis dependent CKD market and to sell to dialysis organizations outside of the Supply Group. During the term of the Vifor Second Amended Agreement, Vifor Pharma is not permitted to sell any HIF product that competes with vadadustat in the Territory to the Supply Group.

In addition, we continue to explore additional development opportunities to expand our pipeline and portfolio of novel therapeutics through both internal research and external innovation. Our development pipeline includes several earlier stage opportunities, including praliciguat, an investigational oral soluble guanylate cyclase, or sGC, stimulator, that we licensed from Cyclerion Therapeutics, Inc., or Cyclerion, in June 2021. We are planning to develop praliciguat for the treatment of focal segmental glomerulosclerosis, which is highly complementary of our strategy to identify and develop novel therapeutics for people impacted by kidney diseases.

Operating Overview
We have never been profitable and have incurred net losses in each year since inception. Our net losses were $62.4 million and $69.6 million for the three months ended March 31, 2022 and 2021, respectively. Substantially all of our net losses resulted from costs incurred in connection with the continued commercialization of Auryxia and development efforts relating to vadadustat, including conducting clinical trials of, and seeking regulatory approval for, vadadustat, providing general and administrative support for these operations and protecting our intellectual property.

Our ability to achieve profitability depends in part on our ability to manage our expenses. Following receipt of the CRL, in April 2022, we implemented a reduction of our workforce by approximately 42% across all areas of our company (47% inclusive of the closing of the majority of open positions). On May 5, 2022, we implemented a further reduction in workforce consisting of several members of management. These actions reflects our determination to refocus our strategic priorities around our commercial product, Auryxia®, and our development portfolio, and are steps in a cost savings plan to significantly reduce our expense profile in line with being a single commercial product company. We expect to record restructuring charges of approximately $16.5 million in the aggregate primarily related to one-time termination benefits and contractual termination benefits primarily related to severance, non-cash stock-based compensation expense, healthcare and related benefits primarily in the second quarter of 2022. Refer to Note 14 in this Quarterly Report on Form 10-Q for further details.

Even in light of the reduction in workforce, we expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition to any additional costs not currently contemplated due to the events associated with or resulting from the workforce reduction noted above, our ability to achieve profitability and our financial position will depend, in part, on the rate of our future expenditures, on our product revenue from Auryxia, collaboration revenue, our ability to successfully implement cost avoidance measures and reduce overhead costs and our ability to obtain additional funding. We expect to continue to incur significant expenses if and as we:

•continue our commercialization activities for Auryxia and, pending the results of the anticipated end of review conference that we plan to request with the FDA within 90 days of receipt of the CRL, and future decisions with respect to vadadustat, vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired;

•address the issues identified in the CRL for vadadustat that we received from the FDA, including conducting any additional clinical trials that may be required;

•conduct and enroll patients in any clinical trials, including post-marketing studies or any other clinical trials for Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired;

•seek marketing approvals for vadadustat and any other product candidate, including those that may be in-licensed or acquired;

•maintain marketing approvals for Auryxia and, pending the results of the anticipated end of review conference that we plan to request with the FDA within 90 days of receipt of the CRL, and future decisions with respect to vadadustat, vadadustat if approved, and any other product, including those that may be in-licensed or acquired;

•have Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired, manufactured for commercial sale and clinical trials;

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

•begin to repay the senior secured term loans in an aggregate principal amount of $100.0 million, or the Term Loans, that were made available to us pursuant to the loan agreement that we entered into with funds managed by Pharmakon Advisors LP, or Pharmakon, in November 2019 and amended in February 2022, or as amended, the Loan Agreement;

•make royalty, milestone or other payments under our license agreements and any future license agreements;

•maintain, protect and expand our intellectual property portfolio;

•make decisions with respect to our personnel, including the retention of key employees;

•make decisions with respect to our infrastructure, including to support our operations as a fully integrated publicly traded biopharmaceutical company; and

•experience any additional delays or encounter issues with any of the above.

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

From inception through March 31, 2022, we raised approximately $793.5 million of net proceeds from the sale of equity, including $519.8 million from various underwritten public offerings, $223.7 million from at-the-market offerings, or ATM offerings, pursuant to prior sales agreements with Cantor Fitzgerald & Co., and $70.0 million from the sale of 7,571,429 shares of common stock to Vifor Pharma. During the quarter ended March 31, 2022, we raised $0.8 million of net proceeds from ATM offerings. At inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to an aggregate of approximately $573.0 million or more in cost-share funding, which we generally continue to receive on a quarterly prepaid basis, and license payments. Of these commitments, we received approximately $272.0 million at the onset of the collaboration agreements. On November 11, 2019, we entered into the Loan Agreement with funds managed by Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. As of March 31, 2021, we had drawn down the full $100.0 million made available to us under the Loan Agreement. In addition, on February 25, 2021, we received an upfront payment of $44.8 million (net of certain transaction expenses) in connection with our sale to HealthCare Royalty Partners IV, L.P., or HCR, of the right to receive all royalties and sales milestones payable to us under our collaboration agreement with MTPC, or the MTPC Agreement, subject to certain caps and other terms and conditions described elsewhere in this Quarterly Report on Form 10-Q. Finally, on February 18, 2022, we entered into a Second Amended and Restated License Agreement, or the Vifor Second Amended Agreement, with Vifor Pharma. Pursuant to the Vifor Second Amended Agreement, Vifor Pharma made an upfront payment to us of $25 million in lieu of the previously disclosed milestone payment of $25 million that Vifor Pharma was to pay to us following approval of vadadustat by the FDA. Also pursuant to the Vifor Second Amended Agreement, Vifor contributed $40 million to a working capital fund established to partially fund our costs of purchasing vadadustat from our contract manufacturers, or the Working Capital Fund, which amount of funding will fluctuate, and which funding we will repay to Vifor Pharma over time.

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

We believe our revenue growth was negatively impacted in the first quarter of 2022 primarily as the kidney patient population that we serve continue to experience both high hospitalization and mortality rates due to COVID-19. While we are unable to quantify the impact of the COVID-19 pandemic on future revenues and revenue growth, COVID-19 continues to adversely and disproportionately impact our patient population; therefore, we expect COVID-19 to continue to have a negative impact on our revenue growth for the foreseeable future.

As a result of the COVID-19 pandemic we adopted a flexible workplace policy allowing employees to work from home on a full or part-time basis, which may make it difficult for us to maintain our corporate culture or retain employees. Moreover, our future success substantially depends on the management skills of our executives and certain other key employees. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy and we may not be successful in finding and integrating suitable successors in the event any of our key employees leave or are unavailable.

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

In addition, the direct and indirect impacts of the pandemic or the response efforts to the pandemic, including among others, competition for labor and resources and increases in labor, sourcing, manufacturing and shipping costs, may cause disruptions to, closures of, or other impacts on our CMOs and other vendors in our supply chain on which we rely for the supply of our products and product candidates. For example, areas of China have recently implemented lockdowns for COVID-19, which could impact the global supply chain. At this time, our third party contract manufacturers continue to operate at or near normal levels. However, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our contract manufacturers' ability to manufacture and deliver Auryxia and vadadustat (which is currently marketed under the trade name VafseoTM by MTPC in Japan), which may result in delays in, increased costs or disruptions to manufacturing and supply of our products and product candidates.

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

For additional information on the various risks posed by the COVID-19 pandemic, please refer to Part II, Item 1A. Risk Factors below.

Financial Overview
Revenue
To date, our revenues have been derived from product revenue from commercial sales of Auryxia, collaboration revenues, which include license and milestone payments, royalty and cost-sharing revenue generated through collaboration and license agreements with partners for the development and commercialization of vadadustat and royalty revenue from sales of Riona in Japan. Cost-sharing revenue represents amounts reimbursed by our collaboration partners for expenses incurred by us for research and development activities and, potentially, co-promotion activities, under our collaboration agreements.

We expect our revenue to continue to be generated primarily from our commercial sales of Auryxia and collaborations with Otsuka and MTPC and any other collaborations into which we may enter, and royalty revenue from Japan Tobacco, Inc., and its subsidiary, Torii Pharmaceutical Co., Ltd., collectively JT and Torii, based on net sales of Riona in Japan.

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

As a result of the merger with Keryx Biopharmaceuticals, Inc., or Keryx, or the Merger, and the application of purchase accounting, costs of goods sold also includes both amortization expense and, if applicable, impairment charges associated with the fair value of the developed product rights for Auryxia as well as expense associated with the fair value inventory step-up. The fair value of the developed product rights for Auryxia is being amortized over its estimated useful life, which as of March 31, 2022 is estimated to be six years. The fair value inventory step-up as a result of the Merger was fully amortized as of the first quarter of 2021.

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
•costs associated with preclinical, clinical and regulatory activities; and
•costs associated with pre-launch inventory build for vadadustat in the United States and Europe, for which we received a CRL from the FDA in the United States in March 2022.

Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites.

We cannot determine with certainty the duration and completion costs of current or future clinical studies of Auryxia and vadadustat or if, when, or to what extent we will receive marketing approval for vadadustat or generate revenue from the commercialization and sale of vadadustat, if approved. We may never succeed in achieving marketing approval for vadadustat.

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

From inception through March 31, 2022, we have incurred $1.5 billion in research and development expenses. We expect to incur significant research and development expenditures for the foreseeable future as we continue the development of Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Vadadustat external costs	$17,153	$16,803
External costs for other programs	6,353	6,442
Total external research and development expenses	23,506	23,245

Headcount, consulting, facilities and other	20,327	17,366
Total research and development expenses	$43,833	$40,611

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

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended		Increase
	March 31, 2022	March 31, 2021	(Decrease)
	(in thousands)
Revenues:
Product revenue, net	$41,448	$30,408	$11,040
License, collaboration and other revenue	20,251	21,896	(1,645)
Total revenues	61,699	52,304	9,395
Cost of goods sold:
Product	22,333	25,595	(3,262)
Amortization of intangibles	9,011	9,011	—
Total cost of goods sold	31,344	34,606	(3,262)
Operating expenses:
Research and development	43,833	40,611	3,222
Selling, general and administrative	44,327	41,328	2,999
License expense	688	695	(7)
Total operating expenses	88,848	82,634	6,214
Operating loss	(58,493)	(64,936)	6,443
Other expense, net	(3,928)	(4,644)	716
Net loss	$(62,421)	$(69,580)	$7,159

Product Revenue, Net. Net product revenue is derived from sales of our only commercial product in the United States, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $41.4 million for the three months ended March 31, 2022, compared to net product revenue of $30.4 million for the three months ended March 31, 2021. The increase was primarily due to improved payer mix.

License, Collaboration and Other Revenue. License, collaboration and other revenue was $20.3 million for the three months ended March 31, 2022 compared to $21.9 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, we recognized $19.1 million in collaboration revenue from our cost sharing arrangement under the Otsuka collaboration agreement for the United States, or the Otsuka U.S. Agreement, and the Otsuka collaboration agreement for certain territories outside the United States, or the Otsuka International Agreement, and commercial and royalty revenue under our collaboration agreement with MTPC, or the MTPC Agreement. We recognized $20.7 million in collaboration revenue for the three months ended March 31, 2021 from our cost sharing arrangement under the Otsuka U.S. Agreement and the Otsuka International Agreement, as well as royalty revenue under our collaboration agreement with MTPC. The $1.6 million decline in collaboration revenue was driven by lower development costs incurred subject to cost sharing arrangements under both the Otsuka U.S. Agreement and Otsuka International Agreement as we completed our global Phase 3 clinical development program for vadadustat in 2020 and are currently engaged in close-out activities with respect to the program. The decrease in Otsuka collaboration revenue was partially offset by an increase in royalty revenue under the MTPC Agreement.

Cost of Goods Sold - Product. Cost of goods sold of $22.3 million for the three months ended March 31, 2022 consisted of costs associated with the manufacturing of Auryxia and supply of Vafseo to MTPC for commercial sale in Japan, and $5.3 million related to excess and obsolescence reserves associated with Auryxia partially offset by a $0.8 million reduction to the liability for excess purchase commitments. Refer to Note 12 to our condensed consolidated financial statements for further details on the excess purchase commitments liability.

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

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia. During the three months ended March 31, 2022, this intangible asset was being amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of intangibles during each of the three months ended March 31, 2022 and 2021 was $9.0 million.

Research and Development Expenses. Research and development expenses were $43.8 million for the three months ended March 31, 2022, compared to $40.6 million for the three months ended March 31, 2021, an increase of $3.2 million. The increase was primarily due to the following:

(in millions)
Vadadustat development expenses	$0.3
Headcount, consulting and facilities	3.0
Other research and development	(0.1)
Total net increase	$3.2

The increase in research and development expense was primarily due to increased headcount compared to March 31, 2021. Although we expect our research and development expenses to decrease in the near term as we continue our close out activities, we will continue to incur significant research and development expenses in future periods in support of ongoing or planned studies with respect to Auryxia and vadadustat and development of other potential product candidates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $44.3 million for the three months ended March 31, 2022, compared to $41.3 million for the three months ended March 31, 2021. The increase of $3.0 million was primarily due to higher marketing expense in anticipation of the potential approval of vadadustat. For the remainder of 2022, we expect our selling, general and administrative expenses to decrease from 2021 as we significantly reduce our expense profile in line with being a single commercial product company.

License Expenses. License expense related to royalties due to Panion relating to sales of Riona in Japan were $0.7 million for each of the three months ended March 31, 2022 and 2021.

Other Expense, Net. Other expense, net, was $3.9 million for the three months ended March 31, 2022 compared to $4.6 million for the three months ended March 31, 2021. The decrease of $0.7 million was primarily due to a decrease in the fair value of our derivative liability related to the Loan Agreement with Pharmakon.

Liquidity and Capital Resources
We have funded our operations principally through sales of our common stock, payments received from our collaboration partners, product sales, debt, a royalty transaction, and a refund liability. As of March 31, 2022, we had cash and cash equivalents of approximately $174.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. On April 7, 2022, we entered into an Open Market Sale AgreementSM, or the sales agreement, with Jefferies LLC, or Jefferies, as agent, for the offer and sale of common stock at current market prices in amounts to be determined from time to time. Also, on April 7, 2022, we filed a prospectus supplement relating to the sales agreement, pursuant to which we are able to offer and sell under the sales agreement up to $26.0 million of our common stock at current market prices from time to time. From the date of filing of the prospectus supplement through the date of the filing of this Quarterly Report on Form 10-Q, we have not sold any shares of our common stock under this program. At inception of our collaboration agreements with Otsuka and MTPC, our collaborators committed to an aggregate of approximately $573.0 million or more in cost-share funding, of which we received approximately $272.0 million at the onset of the collaborations, and the remainder of which we generally continue to receive on a quarterly prepaid basis, and through license payments.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(21,620)	$(70,746)
Investing activities	(114)	19,941
Financing activities	47,545	74,477
Net increase in cash, cash equivalents, and restricted cash	$25,811	$23,672

Operating Activities. Net cash used in operating activities of $21.6 million for the three months ended March 31, 2022 was largely driven by payroll-related expenses, rebate payments and payments for inventory. These payments were partially offset by adjustments for non-cash items, including amortization of intangibles of $9.0 million, stock-based compensation expense of $4.5 million, write-downs of inventory of $5.3 million, and non-cash interest expense related to sale of future royalties of $2.3 million.

Net cash used in operating activities of $70.7 million for the three months ended March 31, 2021 was largely driven by payroll-related expenses, rebate payments and payments for inventory. These payments were partially offset by adjustments for non-cash items, including fair value step-up of inventory sold or written off of $21.6 million, amortization of intangibles of $9.0 million, stock-based compensation expense of $6.0 million, write-downs of inventory of $5.1 million, and non-cash interest expense related to sale of future royalties of $2.2 million, partially offset by an $8.9 million non-cash gain primarily related to a reduction to the liability for excess purchase commitments

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2022 was $0.1 million and was comprised of purchases of equipment.

Net cash provided by investing activities for the three months ended March 31, 2021 was $19.9 million and was comprised of proceeds from the sale of available for sale securities of $20.0 million, partially offset by immaterial purchases of equipment.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2022 was $47.5 million and consisted of net proceeds from refund liabilities to customers of $40.0 million, net proceeds from the issuance of common stock of $7.2 million, and proceeds from the sale of stock under our employee stock purchase plan.

Net cash provided by financing activities for the three months ended March 31, 2021 was $74.5 million and consisted of net proceeds from the sale of future royalties of $44.8 million, net proceeds from the public issuance of common stock in connection with our ATM sales agreement of $29.3 million, and proceeds from the sale of stock under our employee stock purchase plan.

Operating Capital Requirements
We have one product, Auryxia, approved for commercial sale in the United States, but have not generated, and may not generate, enough product revenue from the sale of Auryxia to realize net profits from product sales. We have incurred losses and cumulative negative cash flows from operations since our inception in February 2007, and as of March 31, 2022, we had an accumulated deficit of $1.5 billion. We anticipate that we will continue to incur losses for the foreseeable future, and we expect to continue to incur additional research and development and selling, general and administrative expenses for our ongoing development and commercialization of Auryxia.

We expect our cash resources to fund our current operating plan through at least the next twelve months from the date of this filing. However, our operating plan includes assumptions pertaining to cost avoidance measures and the reduction of overhead costs that would result from the amendment of certain contractual arrangements, including with certain supply and collaboration partners, and reduction of certain infrastructure costs. The outcome of certain of these measures are outside of our control, such as the potential amendment of certain contractual arrangements with supply and collaboration partners. In April 2022, we announced a reduction of our workforce by approximately 42% across all areas of our company (47% inclusive of the closing of the majority of open positions) following the receipt of the CRL. On May 5, 2022, we implemented a further reduction in workforce consisting of several members of management. These actions reflect our determination to refocus our strategic priorities around our commercial product, Auryxia®, and our development portfolio, and are steps in a cost savings plan to significantly reduce our expense profile in line with being a single commercial product company (see Note 14). However, because these cost avoidance initiatives and certain other elements of our operating plan are outside of our control, there is uncertainty as to whether our cash resources will be adequate to support our operations for a period through at least the next twelve months from the date of issuance of these financial statements.

In addition, on February 18, 2022, we entered into the First Amendment and Waiver with BioPharma Credit PLC, or the Collateral Agent, BPCR Limited Partnership, as a Lender, and BioPharma Credit Investments V (Master) LP, as a Lender, or the First Amendment and Waiver, which amends and waives certain provisions of the Loan Agreement, dated November 11, 2019. The Collateral Agent and the lenders are collectively referred to as Pharmakon (see Note 10). Pursuant to the covenants in the Loan Agreement, as amended, our Quarterly Reports on Form 10-Q for the fiscal quarters ending June 30, 2022 and September 30, 2022 and our future Annual Reports on Form 10-K must not be subject to any qualification as to going concern. If any of these filings are subject to any qualification related to going concern, it will result in an event of default under the Loan Agreement. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement, which we may not have the available cash resources to repay at such time. Should we not be able to meet the quarterly or annual covenants in the future, we would seek a waiver of this provision. However, there can be no assurances that we would be successful in obtaining such waiver.

We believe that the execution of the cost avoidance measures detailed previously, future decisions by the FDA or other foreign regulatory agencies related to the potential regulatory approval of vadadustat, our ability to generate additional value from vadadustat through partnerships, or other transactions could potentially further extend our cash runway for a period greater than twelve months. However, because these cost avoidance initiatives and certain other elements of our operating plan are outside of our control, they cannot be considered probable in the context of our going concern assessment. Therefore, there can be no assurance that our cash resources will fund our operating plan for the period anticipated by us. In addition, while future decisions by the FDA or other foreign regulatory agencies related to the potential regulatory approval of vadadustat or our ability to generate additional value from vadadustat through partnerships or other transactions may potentially further extend our cash runway, such future decisions are not contemplated in our operating plan.

We expect to finance future cash needs through product revenue, payments from our collaborators, strategic transactions, or a combination of these approaches. We plan to reduce our need for future financing through the amendment of certain contractual arrangements related to vadadustat, expense management, and savings from our previously announced workforce reduction. Assuming we are successful in those endeavors, we will require additional funding to fund our strategic growth beyond Auryxia or to pursue later stage development and commercial activities for any additional product or product candidates, including those that may be in-licensed or acquired. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by us or that additional funding will be available on terms acceptable to us, or at all.

Going Concern

Our operating plan includes assumptions pertaining to cost avoidance measures and the reduction of overhead costs that would result from the planned amendment of certain contractual arrangements with supply and collaboration partners, and reduction of certain infrastructure costs. However, because these cost avoidance initiatives and certain other elements of our operating plan are outside of our control, including the amendment of certain contractual arrangements and the reduction of certain infrastructure costs, there is uncertainty as to whether our cash resources will be adequate to support our operations for a period through at least the next twelve months from the date of issuance of these financial statements. The conditions above, and the quarterly and annual going concern covenants in our Loan Agreement that begin with the filing of our Quarterly Report for the quarter ending June 30, 2022, raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the financial statements are issued.

Management’s plans to alleviate the conditions that raise substantial doubt include cost avoidance measures, including amending certain contractual arrangements, and deprioritizing and cancelling of certain infrastructure activities, for us to continue as a going concern for a period of twelve months from the date the financial statements are issued. However, we have concluded that the likelihood that our plan to extend our cash runway from one or more of these approaches will be successful, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

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

Contractual Obligations
As of March 31, 2022, other than as disclosed in Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K.

Term Loans
On November 11, 2019, Akebia, with Keryx as guarantor, entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. BioPharma Credit PLC subsequently transferred its interest in the Term Loans, solely in its capacity as a lender, to its affiliate, BPCR Limited Partnership. The Collateral Agent and the lenders are collectively referred to as Pharmakon. The first tranche of $80.0 million, or Tranche A, was drawn on November 25, 2019, or the Tranche A Funding Date, and the second tranche of $20.0 million, or Tranche B, was drawn on December 10, 2020, or the Tranche B Funding Date. A more detailed description of the term loans can be found in Note 10 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liability Related to Sale of Future Royalties
On February 25, 2021, we entered into a royalty interest acquisition agreement, or the Royalty Agreement, with HCR, pursuant to which we sold to HCR our right to receive royalties and sales milestones for vadadustat in the MTPC Territory, such payments collectively the Royalty Interest Payments, in each case, payable to us under the MTPC Agreement, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. After HCR receives Royalty Interest Payments equal to the Annual Cap in a given calendar year, we will receive 85% of the Royalty Interest Payments for the remainder of that year. After HCR receives Royalty Interest Payments equal to the Aggregate Cap, or we pay the Aggregate Cap to HCR (net of the Royalty Interest Payments already received by HCR), the Royalty Interest Payments will revert back to us, and HCR would have no further right to any Royalty Interest Payments. We received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement, and we are eligible to receive an additional $5.0 million in each year from 2021 through 2023 under the Royalty Agreement if specified annual sales milestones are achieved for vadadustat in the MTPC Territory, subject to the satisfaction of certain customary conditions. We retain the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. A more detailed description of the liability related to the sale of future royalties can be found in Note 5 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Refund Liability to Customer

On February 18, 2022, pursuant to the Vifor Second Amended Agreement, Vifor Pharma contributed $40 million to the Working Capital Fund, established to partially fund our costs of purchasing vadadustat from its contract manufacturers, which amount of funding will fluctuate, and which funding we will repay to Vifor over time. The $40 million initial contribution to the Working Capital Fund represents 50% of the amount of purchase orders that the Company has placed with its contract manufacturers for the supply of vadadustat for the United States, or the Territory, already delivered as of the effective date of the Vifor Second Amended Agreement, and to be delivered through the end of 2022.

We have recorded the Working Capital Fund as a refund liability under ASC 606. We accounted for the refund liability as a debt arrangement with zero coupon interest. We imputed interest on the refund liability to the customer at a rate of 15.0% per annum and recorded an initial discount on the refund liability to the customer and a related deferred gain as of the date the funds were received from Vifor Pharma, which was March 18, 2022. The discount on the note payable is being amortized to interest expense using the effective interest method over the expected term of the refund liability. The deferred gain is being amortized to interest income on a straight-line basis over the expected term of the refund liability. The amortization of the discount and the amortization of the deferred gain as of March 31, 2022 was not material. A more detailed description of the refund liability can be found in Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates and Significant Judgments
Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, inventory, our excess purchase commitment liability, liabilities related to sale of future royalties, refund liabilities to customers, impairment of intangible assets and income taxes. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.

During the three months ended March 31, 2022, we had the following material change to our critical accounting estimates as reported in our 2021 Annual Report on Form 10-K:

Refund Liability to Customer

We treat the refund liability to customer as a zero-coupon debt financing, which is recorded at net present value. We recorded an initial discount on the refund liability to the customer and a corresponding deferred gain to the refund liability to customer on the condensed consolidated balance sheet as of the date the funds were received from Vifor Pharma, which was March 18, 2022. The discount on the note payable is being amortized to interest expense using the effective interest method over the expected term of the refund liability. The deferred gain is being amortized to interest income on a straight-line basis over the expected term of the refund liability.

Recent Accounting Pronouncements
For additional discussion of recent accounting pronouncements, please refer to New Accounting Pronouncements – Not Yet Adopted included within Note 2 to our condensed consolidated financial statements in Part I, Item 1. Financial Statements (unaudited) included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $174.6 million and $149.8 million, respectively, consisting primarily of money market mutual funds consisting of certificates of deposit and corporate debt securities. Interest rate sensitivity is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

In addition, we are exposed to market risk related to exchange rates. A portion of our revenues for the three months ended March 31, 2022 was received in royalty payments converted to U.S. dollars based on the net sales of Riona and VafseoTM in Japanese yen. Our exchange rate risk arises from such foreign currency net sales. As a result, we are exposed to movements in the exchange rates of the Japanese yen against the U.S. dollar.

For the royalty payments we received based on net sales of Riona and Vafseo in Japan for the three months ended March 31, 2022 a 5.0% appreciation or depreciation of the Japanese yen against the U.S. dollar would have increased or decreased, respectively, our revenues in the three months ended March 31, 2022 by approximately $0.1 million.

We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this foreign currency risk.

Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of March 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our management concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective because our internal control over financial reporting was not adequate due to the material weakness described below.

As reported in our 2021 Annual Report on Form 10-K, our internal control over financial reporting as of December 31, 2021 was not effective due to the following material weakness: the Company did not design and maintain effective controls over the completeness, accuracy, existence and presentation and disclosure of inventory. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we did not maintain effective controls related to (i) the review of inventory reconciliations, (ii) the validation of the inventory costing, (iii) the periodic assessment of excess and obsolete inventory related reserves and (iv) verification that the existence of all inventories subject to physical inventory counts were correctly counted as of December 31, 2021. Management has taken and will continue to take actions to remediate the deficiencies in its internal control over financial reporting and implemented additional processes and controls designed to address the underlying causes associated with the material weakness. Management is committed to finalizing the remediation of the material weakness during 2022.

As management continues to evaluate and work to improve its internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness described above will continue to exist. As such, management has concluded that the material weakness cannot be considered remediated as of March 31, 2022.

Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2022, we implemented certain internal controls in connection with our remediation efforts described above. There have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 3, 2019, we filed oppositions to FibroGen’s European Patent Nos. 2289531, or the ’531 EP Patent, and 2298301, or the ’301 EP Patent in the EPO, respectively, requesting the patents be revoked in their entirety. Oral proceedings for oppositions to the two patents were held on September 7-8 and 10, 2021. Following oral proceedings, the Opposition Division of the EPO maintained certain claims in amended form in the two patents. On January 26, 2022, we filed notice to appeal the Opposition Division’s decision for ’531 EP. These two patents will expire in December 2022, and we do not expect the Opposition Division’s decision on the two patents to have any effect on our commercialization of vadadustat in Europe.

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

On June 22, 2018, we and our collaboration partner in Japan, Mitsubishi Tanabe Pharma Corporation, or MTPC, jointly filed a Request for Trial before the JPO to challenge the validity of one of FibroGen’s HIF-related patents in Japan, JP4845728. On July 20, 2018 and August 13, 2018, we and MTPC jointly filed a Request for Trial before the JPO to challenge the validity of two additional FibroGen HIF-related patents in Japan, JP5474872 and JP5474741, respectively. On September 26, 2019, the JPO conducted an invalidation trial for JP5474872 and JP4845728. On November 11, 2019, the JPO conducted an invalidation trial for JP5474741. On February 10, 2020, the JPO issued a pre-notice of a trial decision for JP4845728, which invalidated all claims except two claims in amended form. On March 11, 2020, the JPO issued a pre-notice of a trial decision for JP5474872, which invalidated all claims except one claim in amended form. On April 1, 2022, the JPO issued a final decision for JP4845728, which invalidated all claims except claims directed to the medical use to treat anemia that does not respond to erythropoiesis. We expect the JPO to issue final decisions for JP5474741 and JP5474872 this year. We do not believe these decisions will prevent our collaboration partner MTPC from commercializing vadadustat for the treatment of anemia due to CKD in Japan.

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

United States

On March 29, 2021, we and our collaboration partner Otsuka America Pharmaceutical, Inc. filed a lawsuit against FibroGen and AstraZeneca AB in the United States District Court for the District of Delaware to seek a declaratory judgment of non-infringement and invalidity of FibroGen’s twelve HIF-related patents in the United States: U.S. Patent Nos. 8,318,703,

8,466,172, 8,614,204, 9,920,011, 8,629,131, 8,604,012, 8,609,646, 8,604,013, 10,626,090, 10,894,774, 10,882,827, and 10,927,081. The defendants filed a motion to dismiss the lawsuit on June 4, 2021. We and Otsuka filed an opposition to the defendants’ motion on July 2, 2021, and the defendants filed a reply brief on July 16, 2021. On April 5, 2022, we voluntarily dismissed, without prejudice, our declaratory judgment complaint against FibroGen and AstraZeneca under Rule 41(a)(1)(A)(i) of the Federal Rules of Civil Procedure.

Legal Proceedings Relating to Auryxia

ANDA Litigation
In 2018 and 2019, Keryx Biopharmaceuticals, Inc., or Keryx, received Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the U.S. Food and Drug Administration, or FDA, by third parties requesting approval for generic versions of Auryxia tablets (210 mg ferric iron per tablet). In response to such ANDA filings, Keryx and its licensors, Panion & BF Biotech, Inc., or Panion, and, as applicable, Chen Hsing Hsu, M.D., filed complaints for patent infringement against such third parties. Keryx, Panion and, as applicable, Dr. Hsu have now entered into settlement and license agreements resolving all patent litigation proceedings brought by Keryx, Panion and, as applicable, Dr. Hsu, in response to ANDAs filed by third parties seeking approval to market generic versions of Auryxia® (ferric citrate) tablets prior to the expiration of the applicable patents. Each settlement agreement granted the defendants a license to market a generic version of Auryxia in the United States beginning on March 20, 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature.

Stockholder Litigation Relating to the Merger

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

On September 13, 2021, the parties in the Loper Action and Panicho Action entered into a joint stipulation and proposed order, which provided for the consolidation of the two actions under the caption In re Akebia Therapeutics, Inc. Securities Litigation, or the Consolidated State Action. On October 27, 2021, plaintiffs filed a consolidated complaint in the Consolidated State Action. On January 10, 2022, defendants moved to dismiss the consolidated complaint in its entirety. Briefing on defendants’ motion to dismiss was completed on April 22, 2022. Oral arguments have not yet been scheduled.

On March 14, 2022, a purported stockholder of Akebia filed a putative federal securities class action against Akebia as well as three present and former officers of Akebia (John P. Butler, David A. Spellman, and Jason A. Amello) in the U.S. District Court for the Eastern District of New York. The action is captioned Deputy v. Akebia Therapeutics, Inc., et al., No. 1:22-cv-01411, or the EDNY Action. The complaint in the EDNY Action alleges that defendants made materially false and misleading statements in violation Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The alleged false and misleading statements relate to the safety, approvability, and commercial viability of vadadustat. The complaint in the EDNY Action seeks damages including interest thereon, an award of plaintiffs’ and the class’s costs and expenses, including counsel fees and expert fees, or such other and further relief that the Court deems appropriate.

We deny any allegations of wrongdoing and intend to continue vigorously defending against the stockholder lawsuits described in this Legal Proceedings section. There is no assurance, however, that we will be successful in the defense of these lawsuits, or any associated appeals, or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible losses at this time. A resolution of these lawsuits in a manner adverse to us, however, could have a material effect on our financial position and results of operations in the period in which a particular lawsuit is resolved.

Item 1A. Risk Factors.
We face a variety of risks and uncertainties in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also become important factors that affect our business. If any of the following risks occurs, our business, financial condition, financial statements, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to our Financial Position, Need for Additional Capital and Growth Strategy

We have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses and cannot guarantee when, if ever, we will become profitable or attain positive cash flows.

Investment in pharmaceutical product development and commercialization is highly speculative because it requires upfront capital expenditures and there is significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities and, following the merger, or the Merger, whereby Keryx Biopharmaceuticals, Inc., or Keryx, became a wholly owned subsidiary of ours, commercialization. We have financed our operations primarily through sales of equity securities, our strategic collaborations and, following the Merger, product revenues, a royalty monetization transaction and debt. Prior to the Merger, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable and have incurred net losses each year since our inception, including a net loss of $62.4 million for the quarter ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $1.5 billion. We cannot guarantee when, if ever, we will become profitable.

In March 2022, we received a CRL from the FDA regarding our NDA for vadadustat, our lead investigational product candidate, for the treatment of anemia associated with CKD. The FDA concluded that the data in the NDA do not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. While we plan to request an end of review conference with the FDA within 90 days of receipt of the CRL, there can be no assurances that such conference will result in a clear path to approval of our NDA that is achievable in terms of clinical endpoints, time and cost. If, following the conference, we determine to pursue an additional clinical trial, there can be no assurances that the results of the trial will support a positive benefit-risk assessment. If we decide to appeal the issuance of the CRL, there can be no assurances that our request for appeal will be granted, or that, if granted, we will be successful in our appeal. As a result, the regulatory approval process for our NDA is highly uncertain. We may not obtain approval at all, and if we are able to obtain approval, the expense and time to do so could adversely impact our ability to successfully commercialize vadadustat or conduct our other business operations, and our financial condition could be materially harmed.

Our ability to generate product revenue and achieve profitability depends on the overall success of Auryxia, vadadustat, if approved, and any current or future product candidates, including those that may be in-licensed or acquired, which depends on several factors, including:

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
•addressing the issues identified in the CRL for vadadustat that we received from the FDA, including the results of the end of review conference that we plan to request with the FDA within 90 days of receipt of the CRL with respect to vadadustat;
•the timing and scope of marketing approvals for vadadustat, if approved, and any other product candidate, if approved, including those that may be in-licensed or acquired; maintaining marketing approvals for Auryxia, vadadustat, if approved, and any other product, including those that may be in-licensed or acquired;
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

Our ability to achieve profitability also depends on our ability to manage our expenses. Following receipt of the CRL, in April and May 2022, we implemented a reduction of our workforce, by approximately 42% across all areas of the Company (47% inclusive of the closing of the majority of open positions), including several members of management. We expect to record a restructuring charge of approximately $16.5 million in the aggregate primarily related to contractual termination benefits including severance, non-cash stock-based compensation expense, healthcare and related benefits primarily in the quarter ending June 30, 2022. However, we may incur additional costs not currently contemplated due to events associated with or resulting from the workforce reduction and the charge that we expect to incur in connection with the workforce reduction is an estimate and subject to a number of assumptions, and actual results may differ materially. Additionally, the reduction in workforce could impact our operations, including our commercialization of Auryxia, which could affect our ability to generate revenue.

Even in light of the reduction in workforce, we expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition to any additional costs not currently contemplated due to events associated with or resulting from the workforce reduction noted above, our ability to achieve profitability and our financial position will depend, in part, on the rate of our future expenditures, on product revenue, collaboration revenue, and our ability to obtain additional funding. We expect to continue to incur significant expenses if and as we:

•continue our commercialization activities for Auryxia and, pending the results of the end of review conference that we plan to request with the FDA within 90 days of receipt of the CRL and future decisions with respect to vadadustat, vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired;
•addressing the issues identified in the CRL for vadadustat that we received from the FDA, including conducting any additional clinical trials that may be required;
•conduct and enroll patients in any clinical trials, including post-marketing studies or any other clinical trials for Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired;
•seek marketing approvals for vadadustat and any other product candidate, including those that may be in-licensed or acquired;
•maintain marketing approvals for Auryxia, pending the results of the end of review conference that we plan to request with the FDA within 90 days of receipt of the CRL and future decisions with respect to vadadustat, vadadustat, if approved, and any other product, including those that may be in-licensed or acquired;
•manufacture Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired, for commercial sale and clinical trials;
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
•begin to repay the senior secured term loans in an aggregate principal amount of $100.0 million, or the Term Loans, that were made available to us pursuant to the Loan Agreement;
•make royalty, milestone or other payments under our license agreements and any future license agreements;
•maintain, protect and expand our intellectual property portfolio;
•make decisions with respect to our personnel, including the retention of key employees;
•make decisions with respect to our infrastructure, including to support our operations as a fully integrated, publicly traded biopharmaceutical company; and
•experience any additional delays or encounter issues with any of the above.

We have and will continue to expend significant resources in our legal proceedings, as described above under Part II, Item I. Legal Proceedings, or any other legal proceedings brought by or against us in the future.

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

We will continue to incur substantial expenditures relating to continued commercialization and post-marketing requirements for Auryxia and, depending on the outcome of future discussions with the FDA, vadadustat, and any other products, including those that may be in-licensed or acquired, as well as costs relating to the research and development of any other product candidate, including those that may be in-licensed or acquired. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory authorities, or if we otherwise believe it is necessary, to change our manufacturing processes or assays, to amend or replace our study protocols, to conduct any additional clinical trials, whether in order to obtain approval or as a post-approval study, including any additional clinical trial that we decide to conduct for vadadustat, to perform studies in addition to, different from or larger than those currently planned, if there are any delays in completing our clinical trials or if there are further delays in or issues with obtaining marketing approval for vadadustat in the United States, the European Union, or EU, or other jurisdictions. In addition, our ability to generate revenue would be negatively affected if the size of our addressable patient population is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we sought or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. Even though we generate product revenue from Auryxia and royalties from Riona and VafseoTM, in Japan and may generate revenue and royalties from the sale of any products that may be approved in the future, including those that may be in-licensed or acquired, we may never generate revenue and royalties that are significant enough for us to become and remain profitable, and we will need to obtain additional funding to continue to fund our operating plan and achieve strategic growth.

We will require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed, or on acceptable terms, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

As of March 31, 2022, our cash and cash equivalents were $174.6 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia, address the issues identified in the CRL for, and make decisions with respect to, vadadustat; and develop and commercialize any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with research and development, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale. In addition, other unanticipated costs may arise. Because the outcomes of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete clinical development for any current or future product candidates, including vadadustat depending on what is required to address the issues identified in the CRL for vadadustat and if additional clinical trials are required in order to obtain marketing approval, or to complete post-marketing studies for Auryxia and vadadustat, if approved. Our future capital requirements depend on many factors, including:

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
•the impact of the partial clinical hold with respect to the vadadustat pediatric trials in the United States and any difficulties or delays in conducting our clinical trials, or enrolling patients in our clinical trials, for vadadustat or any other product candidates;
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
•our status as a publicly traded company on the Nasdaq Global Market;
•our decisions with respect to personnel;
•our decisions with respect to infrastructure; and
•the extent to which we engage in transactions, including strategic, merger, collaboration, acquisition and licensing transactions, pursuant to which we could develop and market commercial products, or develop other product candidates and technologies.

Furthermore, we expect to continue to incur costs associated with operating as a fully integrated, publicly traded biopharmaceutical company. Accordingly, we will need to obtain substantial additional funding to fund our operating plan and achieve strategic growth. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect our cash resources to fund our current operating plan through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. However, our operating plan includes assumptions pertaining to cost avoidance measures and the reduction of overhead costs that would result from the planned amendment of certain contractual arrangements, including with certain supply and collaboration partners, and the reduction of certain infrastructure costs. Because these cost avoidance initiatives and certain other elements of our operating plan are outside of our control, including the amendment of certain contractual arrangements, including with certain supply and collaboration partners, and the reduction of certain infrastructure costs, there is uncertainty as to whether our cash resources will be adequate to support our operations for a period through at least the next twelve months from the date of issuance of these financial statements. In addition, if we fail to satisfy any of the covenants under our Loan Agreement with Pharmakon, including the covenant that our Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2022 not be qualified as to going concern, and the loan is accelerated, we may not have sufficient resources to fund our operating plan through the next twelve months. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by us or that additional funding will be available on terms acceptable to us, or at all.

Any additional fundraising efforts may divert our management’s attention away from their day-to-day activities, which may adversely affect our ability to develop and commercialize Auryxia and any other products or product candidates, including those that may be in-licensed or acquired, or to address the issues identified in the CRL for vadadustat. Also, additional funds may not be available to us in sufficient amounts or on acceptable terms or at all. If we are unable to raise additional capital in sufficient amounts when needed or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development and/or commercialization of Auryxia and any other products or product candidates, including those that may be in-licensed or acquired, or to address the issues identified in the CRL for vadadustat. Any of these events could significantly harm our business, financial condition and prospects.

Our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K and any future concerns relating to our ability to continue as a going concern would materially adversely affect us.

We believe that our cash resources will be sufficient to fund our current operating plan through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. However, there were conditions or events, considered in the aggregate, that raised substantial doubt about our ability to continue as a going concern within twelve months after the date the financial statements for December 31, 2021 were issued and certain elements of our operating plan were outside of our control at that time and continue to be outside of our control. In addition, as of the date of the financial statements included in this Quarterly Report on Form 10-Q, our operating plan includes assumptions pertaining to cost avoidance measures and the reduction of overhead costs that would result from the planned amendment of certain contractual arrangements, including with certain supply and collaboration partners, and the reduction of certain infrastructure costs. Because these cost avoidance initiatives and certain other elements of our operating plan are outside of our control, there is uncertainty as to whether our cash resources will be adequate to support our operations for a period through at least the next twelve months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date these financial statements are issued. In the event we are not able to continue as a going concern, our business would be materially impacted. See Note 1 to our consolidated financial statements appearing elsewhere in our 2021 Annual Report on Form 10-K and Note 1 to this Quarterly Report on Form 10-Q, as applicable, for additional information on our assessments. Future concerns relating to our ability to continue as a going concern, could have a material adverse affect on us.

If we are unable to manage our spending, generate sufficient product revenue from sales of Auryxia, or otherwise obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period we anticipate or that additional funding will be available on terms acceptable to us, or at all.

Pursuant to covenants in the Loan Agreement, as amended by the First Amendment and Waiver, our Quarterly Reports on Form 10-Q for the fiscal quarters ending June 30, 2022 and September 30, 2022 and our Annual Reports on Form 10-K thereafter, must not be subject to any qualification as to going concern. If we do not satisfy the covenant as to going concern in any of the required filings, we will be in default under the Loan Agreement. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement, and we may not have the available cash resources to repay at such time. If we are required to repay amounts due under the Loan Agreement earlier than anticipated, it would have a material adverse effect on our business, results of operations and financial condition.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product and product candidates on unfavorable terms to us.

We expect to finance future cash needs through product revenue, payments from our collaborators, royalty transactions, strategic transactions, public or private equity or debt transactions, or a combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, declare dividends, acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through royalty transactions, we may have to relinquish valuable rights to our portfolio and future revenue streams, and enter into agreements that would restrict our operations and strategic flexibility. If we raise additional funds through strategic transactions with third parties, we may have to do so at an earlier stage than otherwise would be desirable. In connection with any such strategic transactions, we may be required to relinquish valuable rights to our product and product candidates, future revenue streams or research programs or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may not be able to pursue planned development and commercialization activities and we may need to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share, or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Any delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares in the public market.

From March 30, 2022 through the date of this Quarterly Report on Form 10-Q, the bid price of our common stock has closed below the $1.00 per share minimum bid price requirement for continued inclusion on Nasdaq. We may receive a deficiency letter from Nasdaq, and there can be no assurance that we will be able to continue to comply with the Nasdaq continued listing requirements.

We may not be successful in our efforts to identify, acquire, in-license, discover, develop and commercialize additional products or product candidates or our decisions to prioritize the development of certain product candidates over others may not be successful, which could impair our ability to grow.

Although we continue to focus a substantial amount of our efforts on the commercialization of Auryxia and plan to continue discussions with the FDA regarding regulatory approval for vadadustat, a key element of our long-term growth strategy is to develop additional product candidates and acquire, in-license, develop and/or market additional products and product candidates.

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
•a product candidate may be shown to have harmful side effects, a lack of efficacy or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and/or achieve market acceptance;
•a product candidate we develop and seek regulatory approval for, including vadadustat, may not be approved by the FDA on a timely basis, or at all;
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

Because we have limited financial and managerial resources, especially as a result of the CRL for vadadustat that we received in March 2022 and the reduction in workforce that we implemented in April and May 2022, we focus on products, research programs and product candidates for specific indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications, or out license rights to product candidates, that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.

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

As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our portfolio, including through the merger, acquisition or in-license of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to the Merger and our existing collaboration and license arrangements. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on favorable terms, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation and integration of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition. For example, on June 4, 2021, we entered into a license agreement, the Cyclerion Agreement, with Cyclerion, pursuant to which Cyclerion granted us an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase, or sGC, stimulator. If we are unsuccessful in developing praliciguat or if any of the assumptions that we made in valuing the transaction, including the costs of development, were incorrect, we may not recognize the anticipated benefits of the transaction and our business could be harmed.

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

The ongoing COVID-19 pandemic has presented a substantial public health and economic challenge around the world and continues to affect our employees, patients, healthcare providers with whom we interact, customers, collaboration partners, CROs, our contract manufacturing organizations, or CMOs, vendors, communities and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition continues to depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, any resurgences or variants of COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets where the healthcare providers with whom we interact, our partners, our CROs, our CMOs, and our other vendors operate.

We believe our revenue growth was negatively impacted by the COVID-19 pandemic in 2021 and the first quarter of 2022 primarily as the CKD patient populations that we serve continue to experience both high hospitalization and mortality rates due to COVID-19. While we are unable to quantify the impact of the COVID-19 pandemic on future revenues and revenue growth, COVID-19 continues to adversely and disproportionately impact CKD patients; therefore, we expect COVID-19 to continue to have a negative impact on our revenue growth for the foreseeable future.

As a result of the COVID-19 pandemic we adopted a flexible workplace policy allowing employees to work from home on a full or part-time basis, which may make it difficult for us to maintain our corporate culture and retain employees.

Moreover, our future success and profitability substantially depends on the management skills of our executives and certain other key employees and the additional unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy and we may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability. For example, as of January 1, 2022, we have required all of our employees be fully vaccinated, subject to limited medical and religions exemptions in accordance with applicable laws. At this time, it is not possible to predict with certainty the exact impact that our vaccine requirement will continue to have on us or on our workforce. This could have an adverse effect on our business, results of operations and cash flows.

In addition, several healthcare facilities have previously restricted access for non-patients, including the members of our sales force. For example, DaVita, Inc., or DaVita, and Fresenius Medical Care, or Fresenius, which account for a vast majority of the dialysis population in the United States, have previously restricted access to their clinics. As a result, we continue to engage with some healthcare providers and other customers virtually, where possible. The restrictions on our customer-facing employees’ in-person interactions with healthcare providers has, and could continue to, negatively impact our access to healthcare providers and, ultimately, our sales, including with respect to vadadustat, if approved. Recently, such precautionary measures have been relaxed at certain healthcare facilities and, as a result, members of our sales force have resumed in person interactions with certain customers. Nevertheless, some restrictions remain, and more restrictions may be put in place again due to a resurgence in COVID-19 cases, including those involving new variants of COVID-19, which may be more contagious and more severe than prior strains of the virus. Given this uncertain environment and the disproportionate impact of the COVID-19 pandemic on CKD patients, we are actively monitoring the demand in the U.S. for Auryxia, including the potential for further declines or changes in prescription trends and customer orders, which could have a material adverse effect on our business, results of operations, and financial condition.

In addition, the direct and indirect impacts of the pandemic or the response efforts to the pandemic, including, among others, competition for labor and resources and increases in labor, sourcing, manufacturing and shipping costs, may cause disruptions to, closures of or other impacts on our CMOs and other vendors in our supply chain on which we rely for the supply of our products and product candidates. For example, areas of China have recently implemented lockdowns for COVID-19, which could impact the global supply chain. At this time, our CMOs continue to operate at or near normal levels. However, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our contract manufacturers’ ability to manufacture and deliver Auryxia and vadadustat (if approved in the United States or EMA and which is currently marketed under the trade name VafseoTM by MTPC in Japan), which may result in increased costs and delays, or disruptions to the manufacturing and supply of our products. These impacts could have a negative effect on our inventory reserves, which could result in an increase in inventory write-offs due to expiry.

Outside of the impacts to our clinical trials as a result of the CRL, the pandemic has resulted in closures of and may continue to impact clinical trial sites on which we rely and will rely on in the future for the completion of certain clinical trials. COVID-19 pandemic precautions have caused moderate delays in enrolling new clinical trials and may cause delays in enrolling future clinical trials. Further, the pandemic has impacted and is likely to continue to impact the business of the FDA, the EMA and other government authorities, which potentially could result in delays in meetings, reviews, inspections and approvals relating to our product and product candidates. Any decision by the FDA, EMA or other governmental authorities to delay meeting with us or our collaboration partners or delay scheduling inspections in light of COVID-19 could have a material adverse effect on clinical trials of our product candidates or on our efforts to obtain marketing approvals for vadadustat, which could increase our operating expenses and have a material adverse effect on our financial results, including the timing and amount of future regulatory milestones we could receive from our collaboration partners.

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

We entered into the Loan Agreement with Pharmakon, pursuant to which the Term Loans were made available to us in two tranches. The first tranche of $80.0 million closed on November 25, 2019, and the second tranche of $20.0 million closed on December 10, 2020. See Note 10 to our condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our obligations under the Loan Agreement.

The Loan Agreement contains affirmative and negative covenants applicable to us and our subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold, which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia, which started in the fourth quarter of 2020. In addition, the Loan Agreement contains covenants that our Quarterly Reports on Form 10-Q for the fiscal quarters ending June 30, 2022 and September 30, 2022 and our future Annual Reports on Form 10-K, must not be subject to any qualification as to going concern. Failure to maintain compliance with these or other covenants would result in an event of default under the Loan Agreement, which could result in enforcement action, including acceleration of amounts due under the Loan Agreement. Additionally, the liabilities under the Loan Agreement will be accelerated, subject to certain exceptions, if we are required to repay to Vifor Pharma all or a part of the working capital facility established in connection with the Second Amended and Restated Vifor License Agreement that we entered into with Vifor Pharma, in February 2022, or the Vifor Second Amended Agreement, as a result of certain terminations of the Vifor Second Amended Agreement or due to a reduction in the balance of the working capital facility.

Our obligation to repay principal on the Term Loans under the Loan Agreement become due and payable beginning in September 2022, and we do not believe that we will be entitled to extend the timing for repayment under the terms of the Loan Agreement. In the event there is an acceleration of our and certain of our subsidiaries’ liabilities under the Loan Agreement as a result of an event of default or otherwise, we may not have sufficient funds or may be unable to arrange for additional financing to repay the liabilities or to make any accelerated payments, and Pharmakon could seek to enforce security interests in the collateral securing the Loan Agreement and our guarantee of the Term Loans, which would have a material adverse effect on our business, financial condition and results of operations.

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

On February 25, 2021, we entered into the Royalty Agreement, with HCR pursuant to which we sold to HCR our right to the to receive royalties and sales milestones for vadadustat, collectively the Royalty Interest Payments, in each case, payable to us under our Collaboration Agreement dated December 11, 2015, or the MTPC Agreement, with Mitsubishi Tanabe Pharma Corporation, or MTPC, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. Under the Royalty Agreement, we are required to comply with various covenants, including obligations to take certain actions, such as actions with respect to the Royalty Interest Payments, the MTPC Agreement, our agreement with MTPC for the commercial supply of vadadustat drug product, and our intellectual property. In addition, the Royalty Agreement includes customary events of default upon the occurrence of enumerated events, including failure to perform certain covenants and the occurrence of insolvency events. In the event we violate certain covenants and other provisions, we may not receive sales milestones from HCR even if the applicable sales thresholds are met. Upon the occurrence of an event of default, HCR would have the ability to exercise all available remedies in law and equity, which could have a material adverse effect on our financial condition.

Risks Related to Commercialization

Our business is substantially dependent on the commercial success of Auryxia. If we are unable to continue to successfully commercialize Auryxia, our results or operations and financial condition will be materially harmed.

Our business and our ability to generate product revenue largely depend on our, and our collaborators’, ability to successfully commercial Auryxia. Market acceptance is critical to our ability to generate significant product revenue. Any product may achieve only limited market acceptance or none at all. If Auryxia, or any of our product candidates that is approved, is not accepted by the market to the extent that we expect or market acceptance decreases, we may not be able to generate significant product revenue and our business would be materially harmed. Market acceptance of Auryxia or any other approved product depends on a number of factors, including:

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

If we are unable to maintain or expand, or, if vadadustat is approved, initiate, sales and marketing capabilities or enter into additional agreements with third parties, we may not be successful in commercializing Auryxia, vadadustat, if approved, or any other product candidates that may be approved.

In order to market Auryxia and any other approved product, we intend to continue to invest in sales and marketing, which will require substantial effort and significant management and financial resources. We have built a commercial infrastructure and sales force in the United States for Auryxia, our first commercial product. However, following receipt of the CRL, in April and May 2022, we implemented a reduction of our workforce by approximately 42% across all areas of the Company (47% inclusive of the closing of the majority of open positions), including several members of management. If the remaining sales and marketing team cannot successfully commercialize Auryxia, or if additional sales and marketing employees decide to leave as a result of the reduction in workforce or otherwise, it could have a material adverse effect on Auryxia revenue and our financial condition.

If we are successful in addressing the deficiencies noted in the CRL and if we obtain regulatory approval to market vadadustat, we believe that we can leverage the current commercial foundation for vadadustat, but if we are unable to do so successfully this would materially harm our business. Additionally, training a sales force to successfully sell and market a new commercial product is expensive and time-consuming and could delay any commercial launch of such product candidate. We may underestimate the size of the sales force required for a successful product launch and we may need to expand our sales force earlier and at a higher cost than we anticipated.

We devote significant effort, in particular, to recruiting individuals with experience in the sales and marketing of pharmaceutical products. Competition for personnel with these skills is significant and retaining qualified personnel with experience in our industry is difficult. Further, the continuing or recurring restrictions placed on recruiting, training and retention by the ongoing COVID-19 pandemic and our recent reduction in workforce may further exacerbate these conditions and interfere with our ability to find and retain qualified personnel. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. At the same time, we may face high turnover, requiring us to expend time and resources to source, train and integrate new employees.

There are risks involved with maintaining our own sales and marketing capabilities, including the following:
•potential inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•potential inability of sales personnel to obtain access to physicians, including because of restrictions due to COVID-19;
•potential lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines, especially as a result of the receipt of the CRL for vadadustat; and
•costs and expenses associated with maintaining our own sales and marketing organization.

If we are unable to maintain our own sales and marketing capabilities, we will not be successful in commercializing Auryxia, vadadustat, if approved, and any other product candidate that may be approved.

Furthermore, if we are unable to maintain our arrangements with third parties with respect to sales and marketing, if we are unsuccessful in entering into additional arrangements with third parties to sell and market our products or we are unable to do so on terms that are favorable to us, or if such third parties are unable to carry out their obligations under such arrangements, it will be difficult to successfully commercialize our product and product candidates, including vadadustat, if approved. For example, if in connection with the Vifor Second Amended Agreement, we experience difficulties with Vifor Pharma, or if Vifor Pharma experiences difficulties with other parties to whom it expects to sell vadadustat, if approved, our ability to commercialize vadadustat, if approved, will be severely hindered and our business operations will be materially harmed.

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

Additionally, we may be required to enter into contracts with third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status and we may not be able to agree upon commercially reasonable terms with such third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, third party payors, PBMs and other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. Four distributors, Fresenius Medical Care Rx, McKesson Corporation, Cardinal Health, Inc. and Amerisource Bergen Drug Corporation, in the aggregate, accounted for a significant percentage of our gross accounts receivable as of March 31, 2022. If we are not able to maintain our arrangements with these key distributors on favorable terms, on a timely basis or at all, or if there is any adverse change in one or more of these distributors’ business practices or financial condition, it would adversely impact the market opportunity for Auryxia, our product revenues and operating results.

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

Further, if vadadustat is approved in the United States and included in the fixed reimbursement model for a bundle of dialysis services, or the bundle, we would be required to enter into contracts to supply vadadustat to specific dialysis providers, instead of through distributors, which we believe could be challenging. The dialysis market is unique and is dominated by two providers: DaVita and Fresenius, which account for a vast majority of the dialysis population in the United States. Under the Vifor Second Amended Agreement, we granted Vifor Pharma an exclusive license to sell vadadustat to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of group purchase organizations, and to certain non-retail specialty pharmacies in the United States, or the Territory. We refer to Fresenius Medical Care North America and its affiliates, these organizations and specialty pharmacies collectively as the “Supply Group". See Note 4 to our consolidated financial statements in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the Vifor Second Amended Agreement. If vadadustat is approved and we are not able to maintain the Vifor Second Amended Agreement or enter into a supply agreement with DaVita or other dialysis clinics, our business may be materially harmed.

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

Furthermore, Auryxia’s commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective, safer or offer greater patient convenience than Auryxia. Other companies have product candidates in various stages of preclinical or clinical development to treat diseases and complications of the diseases for which we are marketing Auryxia. In addition, we and Keryx’s licensors, Panion & BF Biotech, Inc., or Panion, and, as applicable, Dr. Hsu, entered into settlement agreements with each of the third parties who submitted Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA, pursuant to which we granted licenses to market a generic version of Auryxia in the United States beginning in March 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature, which may impact our business and results of operation.

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

Many of our potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining marketing approvals, recruiting patients and manufacturing pharmaceutical products. Large and established companies such as Amgen and Roche, among others, compete in the market for drug products to treat kidney disease. In particular, these companies have greater experience and expertise in conducting preclinical testing and clinical trials, obtaining marketing approvals, manufacturing such products on a broad scale and marketing approved products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we are developing obsolete. Smaller and other early-stage companies may also prove to be significant competitors. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or marketing approval, or discovering, developing and commercializing competitive products, before, or more effectively than, we do. If we are not able to compete effectively against potential competitors, our business will not grow and our financial condition and operations will suffer.

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

Risks Related to Product Development

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and we will incur additional costs in connection with, and may experience delays in completing, or ultimately be unable to complete, the development and, if approved, commercialization of vadadustat and any other product candidates.

The risk of failure in drug development is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical studies and clinical trials are expensive, difficult to design and implement, can take several years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the process. For example, we are currently conducting a clinical trial to evaluate three times per week oral dosing of vadadustat for dialysis dependent patients with anemia due to chronic kidney disease. If we experience delays in the conduct of this clinical trial or the results are not positive, it could affect the market potential of vadadustat, if approved. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, interim results of a clinical trial do not necessarily predict final results, and results of Phase 3 clinical trials for one indication may not be predictive of results of Phase 3 clinical trials for another indication. For example, while we announced positive top-line results from INNO2VATE and vadadustat achieved the primary and key secondary efficacy endpoint in each of the two PRO2TECT studies, the PRO2TECT program did not meet the primary major adverse cardiovascular event, or MACE, safety endpoint. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we may face similar setbacks. In addition, in March 2022, we received a CRL for vadadustat indicating that the FDA had determined that it could not approve the NDA in its present form. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. It is impossible to predict when or if any of our product candidates, including vadadustat, will prove effective or safe in humans or will receive marketing approval or on what terms

We may experience numerous unforeseen events during, or as a result of, preclinical development or clinical trials that could delay, prevent or make more challenging our ability to receive or maintain marketing approval or commercialize our product candidates. We may be required to complete additional clinical trials for Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired, in order to obtain or maintain required regulatory approvals. Our preclinical studies and clinical trials may take longer to complete than currently anticipated, or may be delayed, suspended, required to be repeated, prematurely terminated or may not successfully demonstrate safety and/or efficacy needed to obtain or maintain regulatory approval for a variety of other reasons, such as:

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

We may be unable to successfully obtain approval of vadadustat or other product candidates, or to successfully complete clinical trials of Auryxia, vadadustat and other product candidates if the results of those trials and studies are not positive or are only modestly positive, or if there are concerns with the profile due to efficacy or safety. For example, the PRO2TECT program did not meet the primary MACE safety endpoint, and we are remaining cautious in our outlook for potential approval of vadadustat for the treatment of anemia due to CKD in adult non-dialysis dependent patients. In addition, in March 2022, we received a CRL for vadadustat indicating that the FDA had determined that it could not approve the NDA in its present form.

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

Our product development costs may also increase if we experience development delays or delays in receiving the requisite marketing approvals. Our preclinical studies or clinical trials may need to be restructured or may not be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize vadadustat, if approved, or any other product candidate, including those that may be in-licensed or acquired, or allow our competitors to bring products to market before we do. This could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

In addition, following the receipt of the CRL, in April 2022, we were notified by the FDA that the FDA had placed a partial clinical hold on our clinical trials of vadadustat in pediatric patients with anemia due to chronic kidney disease in the United States. As a result of the partial clinical hold, all activities in the United States for and related to our clinical trials of vadadustat in pediatric patients were suspended. Furthermore, we and our collaboration partner, Otsuka, are currently conducting clinical trials to evaluate three times per week oral dosing of vadadustat for dialysis dependent patients with anemia due to chronic kidney disease. If foreign regulatory authorities, investigators or patients are worried about the safety of vadadustat as a result of the CRL or partial clinical hold or otherwise decide not to participate or continue in those trials, we may not be able to complete those studies in a timely basis, or at all.

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

Undesirable effects caused by, or other undesirable properties of, Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired, or competing commercial products or product candidates in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials, could result in a more restrictive label or the delay, denial or withdrawal of marketing approval by the FDA or other regulatory authorities, and could lead to potential product liability claims. In addition, results of our clinical trials could reveal a high frequency of undesirable effects or unexpected characteristics. For example, in March 2022, we received the CRL from the FDA for our NDA for vadadustat in which the FDA concluded that the data in the NDA do not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. The FDA expressed safety concerns noting failure to meet non-inferiority in MACE in the non-dialysis patient population, the increased risk of thromboembolic events, driven by vascular access thrombosis in dialysis patients, and the risk of drug-induced liver injury. If we are unable to overcome these concerns, vadadustat may not be approved by the FDA, and our financial condition could be materially harmed.

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

•our product candidates may not be approved by regulatory authorities;
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

For example, following the completion of our global Phase 3 clinical program for vadadustat, there was a review of hepatic safety across the vadadustat clinical program, which included eight completed Phase 2 and 3 studies in NDD-CKD patients, 10 completed Phase 1, 2, and 3 studies, and two then-ongoing Phase 3b studies in DD-CKD patients, and 18 completed studies in healthy subjects (17 Phase 1 and one Phase 3). This review included a blinded assessment of all hepatic events in the studies by a panel of hepatic experts and analysis by an independent hepatic expert and our team. While hepatocellular injury attributed to vadadustat was reported in less than 1% of patients, there was one case of severe hepatocellular injury with jaundice, and we cannot guarantee that similar events will not happen in the future. Additionally, the FDA expressed safety concerns related to the risk of drug-induced liver injury in the CRL that it issued in March 2022.

Serious adverse events considered related to vadadustat, including those noted in the CRL, and any other product candidates could have material adverse consequences on the development and potential approval of such product candidates and our business as a whole. Our understanding of adverse events in prior clinical trials of our product candidates may change as we gather more information, the FDA may not agree with our assessment of adverse events and additional unexpected adverse events may be observed in future clinical trials or in the market.

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

Clinical trials, manufacturing and marketing of any product or product candidate are subject to extensive and rigorous review and regulation by numerous governmental authorities in the United States and other jurisdictions. Before obtaining marketing approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and marketing approval may never be achieved. Of the large number of drugs in development in the United States and in other jurisdictions, only a small percentage successfully complete the FDA’s and other jurisdictions’ marketing approval processes and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development and commercialization efforts, we may be unable to successfully obtain regulatory approval for or commercialize vadadustat or any other product or product candidate, including those that may be in-licensed or acquired.

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

In March 2022, we received a CRL from the FDA regarding our NDA for vadadustat for the treatment of anemia due to CKD. The FDA concluded that the data in the NDA do not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. While we plan to request an end of review conference with the FDA within 90 days of receipt of the CRL, there can be no assurances that the conference will result in a clear path to approval of our NDA that is achievable in terms of clinical endpoints, time and cost. If, following the conference, we determine to pursue an additional clinical trial, there can be no assurances that the results of the trial or analyses will support a positive benefit-risk assessment. If we decide to appeal the issuance of the CRL, there can be no assurances that our request for appeal will be granted, or that, if granted, we will be successful in our appeal. As a result, the regulatory approval process for our NDA is highly uncertain. We may not obtain approval at all, and if we are able to obtain approval, the expense and time to do so could adversely impact our ability to successfully commercialize vadadustat, and our financial condition could be materially harmed

Further, vadadustat and any other product candidate may not receive marketing approval in the United States or the EU even if it is approved in other countries. For example, although vadadustat is approved in Japan for the treatment of anemia due to CKD in DD-CKD and NDD-CKD adult patients, such approval does not guarantee approval in the United States by the FDA or in the EU by the EMA for this indication or at all.

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

In addition, the safety concerns associated with the current standard of care for the indications for which we are seeking marketing approval for vadadustat may affect the FDA’s, the EMA’s or other regulatory authorities’ review of the safety results of vadadustat. Additionally, these regulatory authorities may not agree with our assessment of adverse events. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that vadadustat will never obtain marketing approval in the United States or certain other jurisdictions or for some or all of the indications for which we seek approval. The FDA, the EMA or other regulatory authorities may delay, limit or deny approval of vadadustat for many reasons including, among others:

•following receipt of the CRL we may not be able to demonstrate that vadadustat is safe and effective in treating adult patients with anemia due to CKD to the satisfaction of the FDA;
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
•the FDA may not approve the manufacturing processes or facilities of third party manufacturers with whom we contract; or
•the policies or regulations of the FDA may significantly change in a manner that renders our clinical data insufficient for approval or requires us to amend or submit new clinical protocols.

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

Moreover, the FDA and other regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other regulatory authorities impose stringent restrictions on companies’ communications regarding use of their products, and if we promote any approved product beyond its approved indications or inconsistent with the approved label, we may be subject to enforcement actions or prosecution arising from such activities. Violations of the U.S. Federal Food, Drug, and Cosmetic Act, or the FDCA, relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse and other laws, as well as state consumer protection laws, insurance fraud laws, third party payor actions, stockholder actions and other lawsuits.

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

Disruptions in the FDA, regulatory authorities outside the U.S. and other government agencies caused by global health concerns or funding shortages could prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA and regulatory authorities outside the U.S. to review and approve new products can be affected by a variety of factors, including global health concerns, government budget and funding levels, staffing shortages, statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s or other regulatory authorities' ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result of certain of these factors. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may increase the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our, or our collaboration partners', regulatory submissions, which could have a material adverse effect on our business.

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

In addition, other legislative changes and regulatory have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031. However, pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and subsequent legislation, these Medicare sequester reductions were suspended through the end of March 2022 and from April 2022 through June 2022, a 1% cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, other legislative and regulatory changes have been proposed, but not yet adopted. For example, in July 2019, HHS proposed regulatory changes in kidney health policy and reimbursement. Any new legislative or regulatory changes may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for Auryxia or vadadustat, if approved, or the frequency with which Auryxia and vadadustat, if approved, is prescribed or used.

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

We sublicensed the rights to commercialize Riona to JT and Torii in Japan. We entered into collaboration agreements with Otsuka to develop and commercialize vadadustat in the United States, Europe, China and certain other territories. We also entered into a collaboration agreement with MTPC to develop and commercialize vadadustat in Japan and certain other Asian countries. In addition, we entered into the Vifor Second Amended Agreement pursuant to which we granted Vifor Pharma an exclusive license to sell vadadustat to the Supply Group in the Territory. We may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our and our partners' commercialization efforts with respect to Auryxia, Riona, Vafseo and our and our partners' development and, if approved, commercialization efforts with respect to vadadustat and any other product candidates.

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
•disputes may arise between a collaborator and us that cause the delay or termination of activities related to research, development, supply or commercialization of Auryxia, Riona, Vafseo or vadadustat and any other product candidate, or that result in costly litigation or arbitration that diverts management attention and resources;
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

If any of these events occurs, the market potential of Auryxia, Riona, Vafseo and vadadustat, if and where approved, and any other products or product candidates, could be reduced, and our business could be materially harmed. Collaborations may also divert resources, including the attention of management and other employees, from other parts of our business, which could have an adverse effect on other parts of our business, and we cannot be certain that the benefits of the collaboration will outweigh the potential risks.

We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, or at all, we may have to alter our development and commercialization plans.

We will require substantial additional cash to fund the continued commercialization of Auryxia and the development and potential commercialization of vadadustat, if approved, and any other product candidates. We may decide to enter into additional collaborations for the development and commercialization of vadadustat or Auryxia, both within and outside of the United States. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, divert management’s attention, or disrupt our business.

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
•a potential collaborator’s evaluation of our financial stability and resources;
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

We do not have any manufacturing facilities and do not expect to independently manufacture any product or product candidates. We currently rely, and expect to continue to rely, on third party manufacturers to produce all of our commercial, clinical and preclinical supply, including the vadadustat drug product that we supply to our collaboration partner, MTPC, for the Japanese market and Otsuka for the European and other markets if approved. Our reliance on third party manufacturers increases the risk that we will not have or be able to maintain sufficient quantities of Auryxia and vadadustat or the ability to obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our and our partners' development or commercialization efforts.

We currently have two suppliers of Auryxia drug substance, Siegfried Evionnaz SA (two approved sites) and BioVectra Inc. (one approved site), and one supplier of Auryxia drug product, Patheon Inc., or Patheon (three approved sites). However, our supply agreement with Siegfried Evionnaz SA expires on December 31, 2022, at which time we will only have one supplier for Auryxia drug substance. We have entered into supply agreements with Esteve Química, S.A. and STA Pharmaceutical Hong Kong Limited, a subsidiary of Wuxi AppTec, or STA, for the commercial manufacture of vadadustat drug substance and Patheon Inc. and STA for the commercial manufacture of vadadustat drug product. If any of the following occurs, we may not have sufficient quantities of Auryxia and/or vadadustat to support our clinical trials, development, commercialization, or obtaining and maintaining marketing approvals, which could materially and adversely impact our business and results of operations:

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

In addition, the cost of obtaining Auryxia and vadadustat is subject to adjustment based on our third party manufacturers’ costs of obtaining raw materials and producing the product. We have limited control over the production of Auryxia and vadadustat, including the costs of raw materials, and any significant increase in the cost of obtaining our products could materially adversely affect our revenue for Auryxia and vadadustat, if approved.

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

Our current and anticipated future dependence on third parties for the manufacture of Auryxia and vadadustat may adversely affect our and our partners' ability to commercialize Auryxia and vadadustat, where approved, on a timely and competitive basis and may reduce any future profit margins.

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

We do not own all of the rights to our product, Auryxia. We have licensed and sublicensed certain rights, patent and otherwise, to Auryxia from a third party, Panion & BF Biotech, Inc., or Panion, who in turn licenses certain rights to Auryxia from one of the inventors of Auryxia. The license agreement with Panion, or the Panion License Agreement, requires us to meet development milestones and imposes development and commercialization due diligence requirements on us. In addition, under the Panion License Agreement, we must pay royalties based on a mid-single digit percentage of net sales of product resulting from the licensed technologies, including Auryxia, and pay the patent filing, prosecution and maintenance costs related to the license. If we do not meet our obligations in a timely manner, or if we otherwise breach the terms of the Panion License Agreement, Panion could terminate the agreement, and we would lose the rights to Auryxia. For example, following announcement of the Merger, Panion notified Keryx in writing that Panion would terminate the Panion License Agreement on November 21, 2018 if Keryx did not cure the breach alleged by Panion, specifically, that Keryx failed to use commercially reasonable best efforts to commercialize Auryxia outside the United States. Keryx disagreed with Panion’s claims, and the parties entered discussions to resolve this dispute. On October 24, 2018, prior to the consummation of the Merger, we, Keryx and Panion entered into a letter agreement, or the Panion Letter Agreement, pursuant to which Panion agreed to rescind any and all prior termination threats or notices relating to the Panion License Agreement and waived its rights to terminate the license agreement based on any breach by us of our obligation to use commercially reasonable efforts to commercialize Auryxia outside the United States until the parties executed an amendment to the Panion License Agreement in accordance with the terms of the Panion Letter Agreement, following consummation of the Merger. On April 17, 2019, we and Panion entered into an amendment and restatement of the Panion License Agreement, or the Panion Amended License Agreement, which reflects certain revisions consistent with the terms of the Panion Letter Agreement. See Note 4 to our consolidated financial statements in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the Panion Amended License Agreement. Even though we entered into the Panion Amended License Agreement, there are no assurances that Panion will not allege other breaches of the Panion Amended License Agreement or otherwise attempt to terminate the Panion Amended License Agreement in the future. In addition, if Panion breaches its agreement with the inventor from whom it licenses rights to Auryxia, Panion could lose its license, which could impair or delay our ability to develop and commercialize Auryxia.

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

Generally, the first to file a patent application is entitled to the patent if all other requirements of patentability are met. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Since publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, the laws enacted by the Leahy-Smith America Invents Act of 2011, which reformed certain patent laws in the United States, introduce procedures that permit competitors to challenge our patents in the USPTO after grant, including inter partes review and post grant review. Similar laws exist outside of the United States. The laws of the European Patent Convention, for example, provide for post-grant opposition procedures that permit competitors to challenge, or oppose, our European patents administratively at the European Patent Office.

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

An ANDA that references an NDA product with NCE exclusivity may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of exclusivity for an NDA, particularly a 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application (for example, for new indications, dosages, or strengths of an existing drug). This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. The three-year exclusivity period, unlike five-year exclusivity, does not prevent the submission of a competing ANDA or 505(b)(2) NDA. Instead, it only prevents the FDA from granting final approval to such a product until expiration of the exclusivity period. Five-year and three-year exclusivity will not delay the submission (in the case of five-year exclusivity) or the approval (in the case of three-year exclusivity) of a full NDA submitted under section 505(b)(1) of the FDCA; however, an applicant submitting a full NDA would be required to conduct all of its own studies needed to independently support a finding of safety and effectiveness for the proposed product, or have a full right of reference to all studies not conducted by the applicant.

We received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA requesting approval for generic versions of Auryxia tablets (210 mg iron per tablet), with the first received on October 31, 2018. We and Panion & BF Biotech, Inc., or Panion, and, Dr. Hsu, as applicable, filed certain complaints for patent infringement relating to such ANDAs, and have entered into settlement and license agreements with each of the ANDA filers.

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

We previously received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA requesting approval for generic versions of Auryxia tablets (210 mg ferric iron per tablet). We filed complaints for patent infringement relating to such ANDAs, and subsequently entered into settlement and license agreements with all such ANDA filers that allow such ANDA filers to market a generic version of Auryxia in the United States beginning on March 20, 2025. It is possible that we may receive Paragraph IV certification notice letters from additional ANDA filers and may not ultimately be successful in an ANDA litigation. Generic competition for Auryxia or any of our potential future products could have a material adverse effect on our sales, results of operations and financial condition.

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

While our product candidates are in preclinical studies and clinical trials, we believe that the use of our product candidates in these preclinical studies and clinical trials in the United States falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e), which provides that it shall not be an act of infringement to make, use, offer to sell, or sell within the United States or import into the United States a patented invention solely for uses reasonably related to the development and submission of information to the FDA. Our portfolio includes one commercial product, Auryxia. We received a CRL from the FDA regarding our NDA for vadadustat, and we plan to request an end of review conference with the FDA within 90 days of receipt of the CRL , and, if in the future vadadustat is approved, vadadustat could be commercialized. There is an increased possibility of a patent infringement claim against us with respect to commercial products. We attempt to ensure that our products and product candidates and the methods we employ to manufacture them, as well as the methods for their use which we intend to promote, do not infringe other parties’ patents and other proprietary rights. There can be no assurance they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.

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

We are currently involved in an opposition and invalidation proceedings and may in the future be involved in additional lawsuits or administrative proceedings to challenge the patents of our competitors or to protect or enforce our patents, which could be expensive, time consuming, and unsuccessful.

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

Recruiting and retaining qualified personnel is critical to our success. We are also highly dependent on our executives, certain members of our senior management and certain members of our commercial organization. The loss of the services of our executives, senior managers or other employees could impede the achievement of our research, development, regulatory and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Specifically, following receipt of the CRL, in April and May 2022, we implemented a reduction of our workforce by approximately 42% across all areas of our company (47% inclusive of the closing of the majority of open positions), including several members of management. Losing members of management and other key personnel subjects us to a number of risks, including the failure to coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the retention of historical knowledge.

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

We also experience competition for the hiring of personnel from universities and research institutions. In addition, we rely on contractors, consultants and advisors, including scientific and clinical advisors, to assist us in formulating and executing our research and development and commercialization strategy. Our contractors, consultants and advisors may become employed by companies other than ours and may have commitments with other entities that may limit their availability to us. If additional members of management or other personnel leave, or we are unable to continue to attract and retain high quality personnel, our ability to grow and pursue our business strategy will be limited.

Our cost savings plan and the associated workforce reduction implemented in April and May 2022 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

Following receipt of the CRL, in April and May 2022, we implemented a reduction in workforce by approximately 42% across all areas of our company (47% inclusive of the closing of the majority of open positions), including several members of management. The reduction in workforce reflects our determination to refocus our strategic priorities around our commercial product, Auryxia®, and our development portfolio, and was the first step in a cost savings plan to significantly reduce our expense profile in line with being a single commercial product company. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our cost savings plan may be disruptive to our operations, including our commercialization of Auryxia, which could affect our ability to generate product revenue. In addition, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reduction could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully commercializing Auryxia and from successfully developing and commercializing our product candidates in the future, including vadadustat, if approved. If we are ultimately successful in obtaining approval of vadadustat in the United States, we will need to hire additional employees to support the commercialization of vadadustat in the United States, and if we are unsuccessful or delayed in doing so, the potential launch of vadadustat could be delayed.

We may encounter difficulties in managing our growth, including with respect to our employee base, and managing our operations successfully.

In our day-to-day operations, we may encounter difficulties in managing the size of our operations as well as challenges associated with managing our business. We have strategic collaborations for the commercialization of Riona and the development and commercialization of vadadustat, which is now being marketed under the trade name VafseoTM by our collaboration partner, MTPC, in Japan. Additionally, in the United States, we have strategic relationships with Vifor Pharma and Otsuka related to the commercialization of vadadustat, if approved. As our operations continue, we expect that we will need to manage our current relationships and enter into new relationships with various strategic collaborators, consultants, vendors, suppliers and other third parties. These relationships are complex and create numerous risks as we deal with issues that arise.

Our future financial performance and our ability to commercialize Auryxia and vadadustat, if and where approved, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. This future growth will impose significant added responsibilities on the business and members of management. To manage our recent and any future growth, we must continue to implement and improve our managerial, operational and financial systems, procedures and processes. We may not be able to implement these improvements in an efficient or timely manner and may discover deficiencies in existing systems, procedures and processes. Moreover, the systems, procedures and processes currently in place or to be implemented may not be adequate for any such growth. Any expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully managing and, as applicable, growing our company.

In addition, we may need to further adjust the size of our workforce as a result of changes to our expectations for our business, which can result in management being required to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth-related activities and related expenses.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to maintain or implement required new or improved controls, or difficulties encountered in implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any testing by our independent registered public accounting firm, which became required for us as of December 31, 2019, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. As of December 31, 2019, management and our independent registered public accounting firm concluded that our internal control over financial reporting relating to our inventory process was not effective because of a material weakness due to our failure to design and maintain effective controls over the completeness, accuracy and presentation and disclosure of inventory. Despite remediation efforts we undertook during fiscal 2020 and 2021 and continue to make, our management and independent registered public accounting firm concluded that, as of March 31, 2022, our internal control over financial reporting relating to our inventory process was not effective because we did not maintain effective controls related to the review of inventory reconciliations, the validation of the inventory costing, the periodic assessment of excess and obsolete inventory related reserves and verification that the existence of all inventories subject to physical inventory counts were correctly counted. Additionally, as revised and enhanced controls need to be in operation for a sufficient period of time and be tested to ensure that the controls are operating as designed, management has concluded that the material weakness cannot be considered remediated as of March 31, 2022. Although we have initiated remediation measures to address the material weakness, we cannot provide assurance that we will be able to correct this material weakness in a timely manner or that our remediation efforts will be adequate to allow us to conclude that our internal controls will be effective in the future. Even if this material weakness is remediated in the future, our internal control over financial reporting could in the future have additional material weaknesses, deficiencies or conditions that could require correction or remediation.

We will need to continue to dedicate internal resources, engage outside consultants and maintain a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to remediate the material weakness relating to our inventory process described above and any future control deficiencies or material weaknesses, and improve control processes as appropriate, validate through testing that controls are functioning as documented and maintain a continuous reporting and improvement process for internal control over financial reporting. If we are not able to correct material weaknesses or deficiencies in internal controls in a timely manner or otherwise comply with the requirements of Section 404 in a timely manner, our ability to record, process, summarize and report financial information accurately and within applicable time periods may be adversely affected and we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities as well as stockholder litigation which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

We conducted our global clinical trials for vadadustat, and are initiating pediatric trials, in countries where corruption is prevalent, and violations of any of these laws by our personnel or by any of our vendors or agents, such as our CROs or CMOs, could have a material adverse impact on our clinical trials and our business and could result in criminal or civil fines and sanctions. We are subject to complex laws that govern our international business practices. These laws include the FCPA, which prohibits United States companies and their intermediaries, such as CROs or CMOs, from making improper payments to foreign government officials for the purpose of obtaining or keeping business or obtaining any kind of advantage for the company. The FCPA also requires companies to keep accurate books and records and maintain adequate accounting controls. A number of past and recent FCPA investigations by the Department of Justice and the SEC have focused on the life sciences sector.

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

As of March 31, 2022, we had approximately $163.2 million in the aggregate of goodwill and a definite lived intangible asset from the Merger. In accordance with generally accepted accounting principles, or GAAP, we are required annually, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill and our definite lived intangible assets when indicators of impairment are present. Events giving rise to impairment of goodwill or intangible assets are an inherent risk in the pharmaceutical industry and often cannot be predicted.

Conditions that could indicate impairment and necessitate such a review include, but are not limited to, Auryxia’s commercial performance, our inability to execute on our strategic initiatives, the deterioration of our market capitalization such that it is significantly below our net book value, a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action or assessment by a regulator. To the extent we conclude that goodwill and/or definite lived intangible assets have become impaired, we may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on our future operating results and financial position. For example, in the second quarter of 2020, in connection with a routine business review, we reduced our short-term and long-term Auryxia revenue forecast. This reduction was primarily driven by the impact of the September 2018 CMS decision that Auryxia would no longer be covered by Medicare for the treatment of the IDA Indication. While this decision does not impact CMS coverage for the use of Auryxia for the control of serum phosphorus levels in adult patients with CKD on dialysis, or the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use of Auryxia for the Hyperphosphatemia Indication. As a result, we recorded an impairment charge of $115.5 million during the three months ended June 30, 2020, which was entirely allocated to our only intangible asset, the developed product rights for Auryxia, and made a corresponding adjustment to the estimated useful life of the developed product rights for Auryxia, which we again adjusted during the three months ended December 31, 2020. The estimates, judgments and assumptions used in our impairment testing, and the results of our testing, are discussed in Note 8 to our consolidated financial statements in Part I, Item 1. Financial

Statements of this Quarterly Report on Form 10-Q. If these estimates, judgments and assumptions change in the future, including if the Auryxia asset group does not meet its current forecasted projections, additional impairment charges related to goodwill or our intangible asset could be recorded in the future and additional corresponding adjustments may need to be made to the estimated useful life of the developed product rights for Auryxia, which could materially impact our financial position, certain of our material agreements, and our future operating results.

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

We are currently subject to legal proceedings, including those described in Part II, Item 1 in this Quarterly Report on Form 10-Q, and additional claims may arise in the future. In addition, securities class action and derivative lawsuits and other legal proceedings are often brought against companies for any of the risks described in this Quarterly Report on Form 10-Q following a decline in the market price of their securities. There is an ongoing appeal of a putative class action lawsuit filed in federal court, a securities class action lawsuit filed in federal court and ongoing putative class action lawsuits in state court, each filed by purported Keryx stockholders challenging the disclosures made in connection with the Merger, including those that relate to vadadustat’s safety, approvability and commercial viability. In connection with any litigation or other legal proceedings, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. Monetary damages or any other adverse judgment would have a material adverse effect on our business and financial position. In addition, if other resolution or actions taken as a result of legal proceedings were to restrain our ability to operate or market our products and services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We could also suffer an adverse impact on our reputation, negative publicity and a diversion of management’s attention and resources, which could have a material adverse effect on our business.

Risks Related to our Common Stock

Our stock price has been and may continue to be volatile, which could result in substantial losses for holders or future purchasers of our common stock and lawsuits against us and our officers and directors.

Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated biopharmaceutical companies specifically have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Global Market has ranged from a low of $0.38 on May 6, 2022 to a high of $31.00 on June 20, 2014. The daily closing market price for our common stock has varied between a high price of $2.93 on March 9, 2022 and a low price of $0.72 on March 31, 2022 in the three-month period ending on March 31, 2022. During this time, the price of our common stock has ranged from an intra-day low of $0.67 per share to an intra-day high of $2.93 per share. From April 1, 2022 through the date of this Quarterly Report on Form 10-Q, the daily closing market price for our common stock has varied between a high price of $0.67 on April 1, 2022 and a low price of $0.38 on May 6, 2022. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, including, among others, developments related to and results of our research or clinical trials, developments related to our regulatory submissions and meetings with regulatory authorities, in particular as it relates to vadadustat, commercialization of Auryxia, vadadustat, if and as approved in the United States and foreign markets including Europe, and any other product candidates, announcements by us or our competitors of significant transactions or strategic collaborations, negative publicity around Auryxia or vadadustat, regulatory or legal developments in the United States and other countries, developments or disputes concerning our intellectual property, the recruitment or departure of key personnel including as a result of our recent reductions in workforce, actual or anticipated changes in estimates as to financial results, changes in the structure of healthcare payment systems, market conditions in the biopharmaceutical sector and other factors beyond our control. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it.

In addition, companies that have experienced volatility in the market price of their stock have frequently been the subject of securities class action and shareholder derivative litigation. See Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q for information concerning securities class action initiated against Keryx and certain current and former directors and officers of ours and Keryx’s. In addition, we could be the target of other such litigation in the future. Class action and shareholder derivative lawsuits, whether successful or not, could result in substantial costs, damage or settlement awards and a diversion of our management’s resources and attention from running our business, which could materially harm our reputation, financial condition and results of operations.

The issuance of additional shares of our common stock or the sale of shares of our common stock by any of our directors, officers or significant stockholders will dilute our stockholders’ ownership interest in Akebia and may cause the market price of our common stock to decline.

Most of our outstanding common stock can be traded without restriction at any time. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock.

As of March 31, 2022 and based on the amounts reported in the most recent filings made under Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, BlackRock, Inc., or BlackRock, beneficially owned approximately 7.7% of our outstanding shares of common stock, the Vanguard Group, or Vanguard, beneficially owned approximately 7.2% of our outstanding shares of common stock, and State Street Corporation, or State Street, beneficially owned approximately 6.4% of our outstanding shares of common stock. By selling a large number of shares of common stock, BlackRock, Vanguard, or State Street could cause the price of our common stock to decline.

In addition, in connection with the Vifor Second Amended Agreement, in February 2022, we entered into an investment agreement with Vifor Pharma, pursuant to which we sold an aggregate of 4,000,000 shares of our common stock to Vifor Pharma, representing 2.0% our outstanding common stock as of March 31, 2022. As of March 31, 2022, Vifor Pharma beneficially owns an aggregate of 4.1% of our outstanding common stock. These shares have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder, but if they are registered in the future, those shares would become freely tradable and, if a large portion of such shares are sold, could cause the price of our common stock to decline.

We have a significant number of shares that are subject to outstanding options and restricted stock units, and in the future we may issue additional options, restricted stock units, or other derivative securities convertible into our common stock. The exercise or vesting of any such options, restricted stock units, or other derivative securities, and the subsequent sale of the underlying common stock, could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Such sales of our common stock could result in higher than average trading volume and may cause the market price for our common stock to decline.

In addition, we currently have on file with the SEC a shelf registration statement, which allows us to offer and sell up to $300 million in registered securities, such as common stock, preferred stock, debt securities, warrants and units, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale, including a sales agreement prospectus that covers the offering, issuance and sale by us of up to a maximum aggregate offering price of up to $26 million of our common stock that may be issued and sold from time to time under a sales agreement with Jefferies LLC.

Sales of substantial amounts of shares of our common stock or other securities by our employees or our other stockholders or by us under our shelf registration statement, pursuant to at-the-market offerings or otherwise, could dilute our stockholders, lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Our executive officers, directors and principal stockholders maintain the ability to significantly influence all matters submitted to stockholders for approval.

As of March 31, 2022, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
On February 18, 2022, we and Vifor Pharma entered into an investment agreement, pursuant to which we sold an aggregate of 4,000,000 shares of our common stock, par value $0.00001 per share, or the Shares, to Vifor Pharma for a total of $20 million on February 22, 2022.

Vifor Pharma has agreed to a lock-up restriction to not sell or otherwise dispose of the Shares for a period of time following the effective date of the Second Investment Agreement as well as a customary standstill agreement. In addition, the Second Investment Agreement contains voting agreements made by Vifor Pharma with respect to the Shares. The Shares have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506 of the Securities Act.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
In connection with the reduction in workforce announced in April 2022 aimed at refocusing our strategic priorities around our commercial product, Auryxia, and our development portfolio, on May 5, 2022, we determined to implement a further reduction in workforce, consisting of several members of management. This action is another step in a cost savings plan to significantly reduce our expense profile in line with being a single commercial product company. This workforce reduction is expected to be substantially completed by the end of January 2023.

Affected employees will be offered separation benefits, including severance payments, healthcare coverage and related benefits. We expect to record a restructuring charge of approximately $4.5 million primarily related to contractual termination benefits including severance, non-cash stock-based compensation expense, healthcare and related benefits primarily in the second quarter of 2022. We may incur additional costs not currently contemplated due to events associated with, or resulting from, this workforce reduction. The charge that we expect to incur in connection with this workforce reduction is an estimate and subject to a number of assumptions, and actual results may differ materially.

On May 9, 2022, in connection with the workforce reduction described above, we also announced certain management transitions, including that we and Michel Dahan, our Chief Operating Officer, and Dell Faulkingham, our Chief Commercial Officer, have agreed that their employment with us will terminate effective January 23, 2023 and June 30, 2022, respectively, except in the case of Mr. Dahan in the event of certain specified events when his employment with us may terminate later, but in no event later than July 1, 2023. In connection with their departure, we will pay each of Mr. Dahan and Mr. Faulkingham the severance amounts to which they are each entitled pursuant to the terms of their previously disclosed executive severance agreements, in each case, subject to the execution of a release.

In connection with the reduction in workforce, the Board approved a retention program designed to retain the employees required to support the Company following the reduction in workforce. The retention program consists of cash payments and/or grants of restricted stock units and options to certain of our employees, including certain of our named executive officers. As part of the retention program, on May 5, 2022, we entered into letter agreements with the following named executive officers: John Butler, the Company’s Chief Executive Officer, Mr. Dahan, and Steven Burke, M.D., the Company’s Chief Medical Officer, which provide Messrs. Butler and Dahan, and Dr. Burke the opportunity to earn cash bonuses under our Cash Incentive Plan upon the achievement of certain milestones in the amounts of $775,000, $150,000 and $150,000, respectively.

Additionally, pursuant to their letter agreements, Mr. Dahan and Dr. Burke will each receive, on May 12, 2022, a restricted stock unit (“RSU”) grant for 200,000 shares of common stock and an option to purchase 200,000 shares of common stock. Mr. Dahan’s options and RSUs will vest in full upon achievement of a specified milestone, and Dr. Burke's options and RSUs will vest in full on the first anniversary of the grant date. The retention awards will accelerate in connection with a change in control of the Company.

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

4.1#
Investment Agreement between Akebia Therapeutics, Inc. and Vifor (International) Ltd., dated February 18, 2022 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 1, 2022).

10.1
First Amendment to One Marina Park Drive Office Lease, dated February 24, 2022, by and between Keryx Biopharmaceuticals, Inc. and CLPF One Marina Park Drive LLC (successor-in-interest to Fallon Cornerstone One MPD LLC) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 1, 2022).

10.2
Assignment and Assumption Agreement, dated February 24, 2022, by and between Keryx Biopharmaceuticals, Inc. and Akebia Therapeutics, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 1, 2022).

10.3†	Amended and Restated Cash Incentive Plan, effective January 19, 2022 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 1, 2022).

10.4#
Second Amended and Restated License Agreement, dated February 18, 2022, by and between Akebia Therapeutics, Inc. and Vifor (International) Ltd. (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 1, 2022).

10.5#
First Amendment and Waiver, dated February 18, 2022, by and among the Company, Biopharma Credit plc, BCPR Limited Partnership and Biopharma Credit Investments V (Master) LP (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 1, 2022).

10.6*	Form of Officer Retention Letter Agreement.

10.7*#	Form of Retention and Separation Agreement for Michel Dahan and Nicole R. Hadas.

10.8*	Separation Agreement with Dell Faulkingham, dated May 5, 2022.

10.9
Open Market Sale AgreementSM, dated April 7, 2022, by and between Akebia Therapeutics, Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (001-36352), filed on April 7, 2022).

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

AKEBIA THERAPEUTICS, INC.

Date: May 9, 2022	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2022	By:	/s/ David A. Spellman
David A. Spellman
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 9, 2022	By:	/s/ Violetta Cotreau
Violetta Cotreau
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)