Form 10-Q
period 2022-06-30
Akebia Therapeutics, Inc.
filed 2022-08-04
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

Outstanding at July 31, 2022
183,848,654

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
•our engaging in discussions with the U.S. Food and Drug Administration and next steps with respect to the development of vadadustat, if any, following our receipt of a complete response letter to our new drug application for vadadustat for the treatment of anemia due to chronic kidney disease in adult patients;
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
•the direct or indirect impacts of the COVID-19 pandemic on our business, operations and the markets and communities in which we and our partners, collaborators, vendors, and customers operate;
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
•If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
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
•The commercialization of RionaTM and VafseoTM in Japan and our current and potential future efforts with respect to the development and commercialization of our products and product candidates outside of the United States subject us to a variety of risks associated with international operations, which could materially adversely affect our business.
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
•We rely upon third parties to conduct all aspects of our product manufacturing and the loss of these manufacturers, their failure to supply us on a timely basis, or at all, or their failure to successfully carry out their contractual duties or comply with regulatory requirements, cGMP requirements, or guidance could cause delays in or disruptions to our supply chain and substantially harm our business.
•We rely upon third parties to conduct our clinical trials and certain of our preclinical studies. If they do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain or maintain marketing approval for Auryxia, vadadustat or any of our product candidates, and our business could be substantially harmed.
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

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$143,893	$149,800
Inventory	36,272	38,195
Accounts receivable, net	81,869	50,875
Prepaid expenses and other current assets	42,129	33,140
Total current assets	304,163	272,010
Property and equipment, net	6,035	6,754
Operating lease assets	31,494	33,852
Goodwill	55,053	55,053
Other intangible assets, net	90,106	108,127
Other assets	34,953	49,754
Total assets	$521,804	$525,550
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$24,944	$33,588
Accrued expenses and other current liabilities	91,284	104,456
Short-term deferred revenue	5,047	20,906
Current portion of refund liability to customer	14,247	—
Current portion of long-term debt	98,158	97,543
Total current liabilities	233,680	256,493
Deferred revenue, net of current portion	43,296	21,474
Operating lease liabilities, net of current portion	31,733	33,703
Derivative liability	1,110	1,820
Liability related to sale of future royalties, net	56,743	53,079
Refund liability to customer, net of current portion	26,053	—
Other non-current liabilities	66,889	82,525
Total liabilities	459,504	449,094
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock $0.00001 par value; 350,000,000 shares authorized at June 30, 2022 and December 31, 2021; 183,704,654 and 177,000,963 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2	1
Additional paid-in capital	1,555,788	1,536,800
Accumulated other comprehensive loss	6	6
Accumulated deficit	(1,493,496)	(1,460,351)
Total stockholders' equity	62,300	76,456
Total liabilities and stockholders' equity	$521,804	$525,550

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$43,703	$32,959	$85,151	$63,367
License, collaboration and other revenue	83,056	19,954	103,307	41,850
Total revenues	126,759	52,913	188,458	105,217
Cost of goods sold:
Product	9,589	43,484	31,923	69,079
Amortization of intangibles	9,011	9,011	18,021	18,021
Total cost of goods sold	18,600	52,495	49,944	87,100
Operating expenses:
Research and development	26,027	37,214	69,860	77,825
Selling, general and administrative	32,807	41,651	77,134	82,979
License expense	892	894	1,580	1,590
Restructuring	14,531	—	14,531	—
Total operating expenses	74,257	79,759	163,105	162,394
Operating income (loss)	33,902	(79,341)	(24,591)	(144,277)
Other income (expense):
Interest expense	(5,037)	(4,962)	(10,099)	(9,768)
Other income	411	1,265	1,545	1,427
Net income (loss)	$29,276	$(83,038)	$(33,145)	$(152,618)
Net income (loss) per share - basic	$0.16	$(0.51)	$(0.18)	$(0.97)
Weighted-average number of common shares - basic	183,597,766	161,329,990	181,609,452	157,596,143
Net income (loss) per share - diluted	$0.15	$(0.51)	$(0.18)	$(0.97)
Weighted-average number of common shares - diluted	190,375,317	161,329,990	181,609,452	157,596,143
Comprehensive income (loss):
Net income (loss)	$29,276	$(83,038)	$(33,145)	$(152,618)
Other comprehensive loss - unrealized loss on debt securities	—	(3)	—	(7)
Total comprehensive income (loss)	$29,276	$(83,041)	$(33,145)	$(152,625)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock
	Number of Shares	$0.00001 Par Value	Additional Paid-In Capital	Unrealized Gain/(Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2020	148,074,085	$1	$1,425,115	$13	$(1,177,511)	$247,618
Issuance of common stock, net of issuance costs	9,228,017	1	29,497	—	—	29,498
Proceeds from sale of stock under employee stock purchase plan	154,276	—	367	—	—	367
Stock-based compensation expense	—	—	5,992	—	—	5,992
Restricted stock unit vesting	1,063,711	—	—	—	—	—
Unrealized loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(69,580)	(69,580)
Balance at March 31, 2021	158,520,089	$2	$1,460,971	$9	$(1,247,091)	$213,891
Issuance of common stock, net of issuance costs	10,446,160	—	37,266	—	—	37,266
Stock-based compensation expense	—	—	6,515	—	—	6,515
Restricted stock unit vesting	685,174	—	—	—	—	—
Unrealized loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(83,038)	(83,038)
Balance at June 30, 2021	169,651,423	$2	$1,504,752	$6	$(1,330,129)	$174,631

Balance at December 31, 2021	177,000,963	$1	$1,536,800	$6	$(1,460,351)	$76,456
Issuance of common stock, net of issuance costs	4,404,600	1	7,177	—	—	7,178
Proceeds from sale of stock under employee stock purchase plan	191,146	—	367	—	—	367
Stock-based compensation expense	—	—	4,536	—	—	4,536
Restricted stock unit vesting	1,789,326	—	—	—	—	—
Net loss	—	—	—	—	(62,421)	(62,421)
Balance at March 31, 2022	183,386,035	$2	$1,548,880	$6	$(1,522,772)	$26,116
Stock-based compensation expense	—	—	6,841	—	—	6,841
Exercise of options	142,440	—	67	—	—	67
Restricted stock unit vesting	176,179	—	—	—	—	—
Net income	—	—	—	—	29,276	29,276
Balance at June 30, 2022	183,704,654	$2	$1,555,788	$6	$(1,493,496)	$62,300

See accompanying notes to unaudited condensed consolidated financial statements

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
Operating activities:
Net loss	$(33,145)	$(152,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	833	1,012
Amortization of intangibles	18,021	18,021
Amortization of premium/discount on investments	—	(15)
Non-cash interest expense related to sale of future royalties	4,428	4,427
Non-cash royalty revenue related to sale of future royalties	(764)	(116)
Non-cash collaboration revenue	(9,550)	—
Non-cash interest expense	916	539
Non-cash operating lease expense	(1,198)	(965)
Fair value step-up of inventory sold or written off	—	21,575
Write-down of inventory	7,430	5,425
Change in excess inventory purchase commitments	(773)	21,338
Stock-based compensation	11,453	12,506
Change in fair value of derivative liability	(710)	(490)
Changes in operating assets and liabilities:
Accounts receivable	(30,994)	(8,152)
Inventory	1,159	(35,710)
Prepaid expenses and other current assets	561	3,301
Other long-term assets	9,347	4,149
Accounts payable	(8,807)	(1,120)
Accrued expense	(18,625)	(15,706)
Operating lease liabilities	1,205	804
Deferred revenue	5,963	(12,092)
Other non-current liabilities	(9,030)	—
Net cash used in operating activities	(52,280)	(133,887)
Investing activities:
Purchase of equipment	(114)	(59)
Proceeds from the maturities of available for sale securities	—	40,000
Net cash (used in) provided by investing activities	(114)	39,941
Financing activities:
Proceeds from sale of future royalties, net	—	44,783
Proceeds from refund liabilities to customers	40,000	—
Proceeds from the issuance of common stock, net of issuance costs	7,102	66,696
Proceeds from the sale of stock under employee stock purchase plan	367	367
Proceeds from the exercise of stock options	67	—
Net cash provided by financing activities	47,536	111,846
(Decrease) increase in cash, cash equivalents, and restricted cash	(4,858)	17,900
Cash, cash equivalents, and restricted cash at beginning of the period	151,839	231,132
Cash, cash equivalents, and restricted cash at end of the period	$146,981	$249,032
Non-cash financing activities
Unpaid offering costs	$—	$68

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

Vadadustat, the Company’s lead investigational product candidate, is an investigational oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor designed to mimic the physiologic effect of altitude on oxygen availability. On March 29, 2022, the Company received a complete response letter, or CRL, from the FDA. The CRL provided that the FDA had completed its review of the Company's new drug application, or NDA, for vadadustat for the treatment of anemia due to CKD in adult patients and had determined that it could not approve the NDA in its present form. The Company held an end of review conference with the FDA and are in the process of determining next steps for a potential U.S. approval for vadadustat as a treatment of anemia due to CKD in patients on dialysis. On May 12, 2022, the Company received notice from its former collaboration partner, Otsuka Pharmaceutical Co. Ltd., or Otsuka, that Otsuka had elected to terminate the Collaboration and License Agreement dated December 18, 2016, or the Otsuka U.S. Agreement, and the Collaboration and License Agreement dated April 25, 2017, or the Otsuka International Agreement. On June 30, 2022, the Company and Otsuka entered into a Termination and Settlement Agreement, or the Termination Agreement, pursuant to which, among other things, the Company and Otsuka agreed to terminate the Otsuka U.S. Agreement and the Otsuka International Agreement as of June 30, 2022 (see Note 4 for further details). In October 2021, Otsuka submitted a Marketing Authorization Application, or MAA, for vadadustat for the treatment of anemia due to CKD in adult patients with DD-CKD and NDD-CKD to the European Medicines Agency, or EMA. In connection with the Termination Agreement, in July 2022, Otsuka filed a request with the EMA to transfer the MAA for vadadustat to the Company. Vadadustat is approved in Japan as a treatment for anemia due to CKD in both DD-CKD and NDD-CKD patients under the trade name VafseoTM, and marketed and sold in Japan by Mitsubishi Tanabe Pharma Corporation, or MTPC.

In addition, the Company continues to explore additional development opportunities to expand its pipeline and portfolio of novel therapeutics.

Since inception, the Company has devoted most of its resources to research and development, including its preclinical and clinical development activities, commercializing Auryxia, and providing general and administrative support for these operations. The Company began recording revenue from the U.S. sales of Auryxia and revenue from sublicensing rights to Auryxia in Japan from the Company’s Japanese partners, Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd., collectively JT and Torii, in December 2018. Additionally, following regulatory approval of vadadustat in Japan, the Company began recognizing royalty revenues from MTPC from the sale of Vafseo in August 2020. In February 2021, the Company entered into a royalty interest acquisition agreement with HealthCare Royalty Partners IV, L.P., or HCR, or the Royalty Agreement, whereby the Company sold its right to receive royalties and sales milestones under its Collaboration Agreement with MTPC, or the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 6 for additional information). The Company has not generated a profit to date, and may never generate profits, from product sales. Vadadustat and the Company’s other potential product candidates are subject to long development cycles, and the Company may be unsuccessful in its efforts to develop, obtain marketing approval for or market vadadustat and its other potential product candidates. If the Company does not successfully commercialize Auryxia, vadadustat, if approved, or any other potential product candidate, it may be unable to achieve profitability.

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

As of June 30, 2022, the Company had cash and cash equivalents of approximately $143.9 million. The Company believes that its cash resources will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. However, the Company's operating plan includes assumptions pertaining to cost avoidance measures and the reduction of overhead costs that would result from the planned amendment of certain contractual arrangements, including with certain supply and collaboration partners, and the reduction of certain infrastructure costs. Therefore, because these cost avoidance initiatives and certain other elements of the Company's operating plan are outside of its control, including the planned amendment of certain contractual arrangements, including with supply and collaboration partners, and the reduction of certain infrastructure costs, there is uncertainty as to whether the Company's cash resources will be adequate to support its operations for a period through at least the next twelve months from the date of issuance of these financial statements.

In addition, on July 15, 2022, or the Effective Date, the Company entered into the Second Amendment and Waiver with BioPharma Credit PLC, or the Collateral Agent, BPCR Limited Partnership, as a Lender, and BioPharma Credit Investments V (Master) LP, as a Lender, or the Second Amendment and Waiver, which amends and waives certain provisions of the loan agreement entered on November 11, 2019, between the Company, with Keryx Biopharmaceuticals, Inc., or Keryx, as guarantor, and the Collateral Agent, as collateral agent and a lender, and BioPharma Credit Investments V (Master) LP as a lender, or the Loan Agreement, as amended by the First Amendment and Waiver among the Collateral Agent, the Lenders and the Company, dated February 18, 2022, or the First Amendment and Waiver. The Collateral Agent and the Lenders are collectively referred to as Pharmakon (see Note 11). Pursuant to the Second Amendment and Waiver, on the Effective Date, the Company made prepayments totaling $25.0 million together with a prepayment premium of $0.5 million plus all accrued and unpaid interest on such prepayments of principal to the Effective Date, and Pharmakon agreed to waive or modify certain covenants in the Loan Agreement (see Note 11). If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement, which the Company may not have the available cash resources to repay at such time. For example, pursuant to covenants in the Loan Agreement, the Company's Annual Reports on Form 10-K must not be subject to any qualification as a going concern. If any of the Company's future Annual Reports on Form 10-K is subject to any qualification related to going concern, it will result in an event of default under the Loan Agreement.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plans to alleviate the conditions that raise substantial doubt through cost avoidance measures, including amending certain contractual arrangements, and deprioritizing and cancelling certain infrastructure activities for the Company to continue as a going concern for a period of twelve months from the date the financial statements are issued. However, the Company has concluded that the likelihood that its plan to extend its cash runway from one or more of these approaches will be successful, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about its ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

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

In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other future period.

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

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K and are updated below as necessary.
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

3.Product Revenue and Reserves for Variable Consideration
To date, the Company’s only source of product revenue has been from the U.S. sales of Auryxia. Total net product revenue was $43.7 million and $33.0 million for the three months ended June 30, 2022 and 2021, respectively, and $85.2 million and $63.4 million for the six months ended June 30, 2022 and 2021, respectively. The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2022 and 2021 (in thousands):

	Chargebacks and Discounts	Rebates, Fees and other Deductions	Returns	Total
Balance at December 31, 2021	$1,278	$26,625	$475	$28,378
Current provisions related to sales in current year	4,928	42,566	2,871	50,365
Adjustments related to prior year sales	131	784	—	915
Credits/payments made	(5,236)	(43,803)	(2,804)	(51,843)
Balance at June 30, 2022	$1,101	$26,172	$542	$27,815

Balance at December 31, 2020	$802	$39,912	$649	$41,363
Current provisions related to sales in current year	6,084	69,163	3,616	78,863
Adjustments related to prior year sales	(6)	812	—	806
Credits/payments made	(5,588)	(63,795)	(3,715)	(73,098)
Balance at June 30, 2021	$1,292	$46,092	$550	$47,934

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

Accounts receivable, net related to product sales was approximately $24.8 million and $24.6 million as of June 30, 2022 and December 31, 2021, respectively.

4.License, Collaboration and Other Significant Agreements
During the three and six months ended June 30, 2022 and 2021, the Company recognized the following revenues from its license, collaboration and other significant agreements and had the following deferred revenue balances as of June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
License, Collaboration and Other Revenue:	(in thousands)		(in thousands)
MTPC Agreement	$434	$4,594	$8,398	$4,612
Otsuka U.S. Agreement	81,135	9,170	86,773	22,844
Otsuka International Agreement	—	4,700	5,503	11,672
Total Proportional Performance Revenue	$81,569	$18,464	$100,674	$39,128
JT and Torii	1,487	1,490	2,633	2,649
MTPC Other Revenue	—	—	—	73
Total License, Collaboration and Other Revenue	$83,056	$19,954	$103,307	$41,850

	June 30, 2022
	Short-Term	Long-Term	Total
Deferred Revenue:	(in thousands)
MTPC Agreement	$5,047	$—	$5,047
Vifor Pharma Agreement	—	43,296	43,296
Total	$5,047	$43,296	$48,343

The following table presents changes in the Company’s contract assets and liabilities during the six months ended June 30, 2022 and 2021 (in thousands):

Six Months Ended June 30, 2022	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$19,094	$92,146	$(54,614)	$56,626
Prepaid expenses and other current assets	$4,309	$9,550	$(4,309)	$9,550
Contract liabilities:
Deferred revenue	$42,380	$65,042	$(59,079)	$48,343
Accounts payable	$3,171	$—	$(3,171)	$—
Accrued expenses and other current liabilities	$—	$—	$—	$—

Six Months Ended June 30, 2021
Contract assets:
Accounts receivable(1)	$3,045	$18,884	$(19,112)	$2,817
Prepaid expenses and other current assets	$1,722	$211	$(5)	$1,928
Contract liabilities:
Deferred revenue	$40,559	$36,679	$(48,770)	$28,468
Accounts payable	$7,227	$—	$(7,227)	$—
Accrued expenses and other current liabilities	$10,000	$—	$—	$10,000

(1)Excludes accounts receivable from other services related to clinical and regulatory activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement as of June 30, 2022 and 2021 and December 31, 2021 and 2020. Also excludes accounts receivable related to amounts due to the Company from product sales which are included in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021.

During the three and six months ended June 30, 2022 and 2021, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Recognized in the Period:	2022	2021	2022	2021
Amounts included in deferred revenue at the beginning of the period	$15,503	$5,822	$22,105	$10,895
Performance obligations satisfied in previous periods	$—	$—	$—	$—

Mitsubishi Tanabe Pharma Corporation Collaboration Agreement
Summary of Agreement
On December 11, 2015, the Company and MTPC entered into the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to vadadustat in Japan and certain other Asian countries, collectively, the MTPC Territory. In addition, the Company will supply vadadustat for both clinical and commercial use in the MTPC Territory, subject to MTPC’s option to manufacture commercial drug product in the MTPC Territory. In February 2021, the Company entered into the Royalty Agreement with HCR, whereby the Company sold its right to receive royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 6 for additional information). A more detailed description of the MTPC Agreement and the Company's evaluation of this agreement under ASC 606 can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.
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
As of June 30, 2022, the transaction price was comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received, comprised of $10.0 million relating to the NDA filing in Japan and $15.0 million relating to regulatory approval of vadadustat in Japan, and (vi) $2.0 million in royalties from net sales of Vafseo. As of June 30, 2022, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. During the three and six months ended June 30, 2022, the Company recognized revenue from MTPC royalties totaling approximately $0.4 million and $0.7 million, respectively, and approximately $0.1 million during each of the three and six months ended June 30, 2021. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 6 for additional information). The revenue is classified as license, collaboration and other revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of June 30, 2022, the Company recorded $0.2 million in accounts receivable, no deferred revenue, and no contract assets. There were no asset or liability balances classified as long-term in the unaudited condensed consolidated balance sheet as of June 30, 2022.
Supply of Drug Product to MTPC
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

The Company recognized no revenue and $7.6 million in revenue under the MTPC Supply Agreement during the three and six months ended June 30, 2022, respectively, and $4.5 million during each of the three and six months ended June 30, 2021. As of June 30, 2022, the Company recorded $0.4 million in accounts receivable, $5.0 million in deferred revenue, $19.5 million in other current liabilities and no other non-current liabilities.
U.S. Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.
On December 18, 2016, the Company entered into the Otsuka U.S. Agreement. The collaboration was focused on the development and commercialization of vadadustat in the United States. The Company was responsible for leading the development of vadadustat, for which it submitted an NDA to the FDA in March 2021, and for which it received a CRL in March 2022.
Under the terms of the Otsuka U.S. Agreement, the Company granted to Otsuka a co-exclusive, non-sublicensable license under certain intellectual property controlled by the Company solely to perform medical affairs activities and to conduct non-promotional and commercialization activities related to vadadustat in the United States in accordance with the associated plans. The co-exclusive license related to activities that will be jointly conducted by the Company and Otsuka pursuant to the terms of the Otsuka U.S. Agreement. A more detailed description of this collaboration agreement and the Company's evaluation of this agreement under ASC 606 can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.

The Company identified three performance obligations in connection with its obligations under the Otsuka U.S. Agreement as follows: (i) License and Development Services Combined (License Performance Obligation); (ii) Rights to Future Intellectual Property (Future IP Performance Obligation) and (iii) Joint Committee Services (Committee Performance Obligation). The Company allocated the transaction price to each performance obligation based on the Company’s best estimate of the relative standalone selling price. The Company developed a best estimate of standalone selling price for the Committee Performance Obligation after considering the nature of the services to be performed and estimates of the associated effort and rates applicable to such services that would be expected to be realized under similar contracts. The Company developed a best estimate of standalone selling price for the Future IP Performance Obligation primarily based on the likelihood that additional intellectual property covered by the license conveyed would be developed during the term of the arrangement. The Company did not develop a best estimate of standalone selling price for the License Performance Obligation due to the following: (i) the best estimates of standalone selling price associated with the Future IP Performance Obligation was determined to be immaterial and (ii) the period of performance and pattern of recognition for the License Performance Obligation and the Committee Performance Obligation was determined to be similar.
The Company re-evaluated the transaction price in each reporting period and as uncertain events were resolved or other changes in circumstances occurred. The Company determined that under ASC 606, the contract was modified in the second quarter of 2019, when the Company elected to require Otsuka to increase the aggregate percentage of current global development costs it funds under the Otsuka U.S. Agreement and the Otsuka International Agreement, as defined below, from 52.5% to 80%, or the Otsuka Funding Option, and the Company became eligible to receive the amount from the Otsuka Funding Option. In connection with the modification, the Company adjusted the transaction price to include the amount from the Otsuka Funding Option as additional variable consideration. The Company constrained the variable consideration to an amount for which a significant revenue reversal is not probable.
Pursuant to the Otsuka U.S. Agreement, the Company received: (i) an up-front payment of $125.0 million, (ii) a cost share payment with respect to amounts incurred by the Company through December 31, 2016 of $33.8 million, and (iii) net cost share consideration with respect to amounts incurred by the Company under the global development plan of approximately $319.2 million with respect to amounts incurred by the Company subsequent to December 31, 2016.
On May 12, 2022, the Company received notice from Otsuka that it had elected to terminate the Otsuka U.S. Agreement and the Otsuka International Agreement. On June 30, 2022, the Company and Otsuka entered into the Termination Agreement, pursuant to which, among other things, the Company and Otsuka agreed to terminate, as of June 30, 2022, the Otsuka U.S. Agreement and the Otsuka International Agreement. In July 2022, the Company received a nonrefundable and non-creditable payment of $55.0 million in consideration for the covenants and agreements set forth in the Termination Agreement, including the settlement and release of all disputes and claims as provided therein. The Company determined that the Termination Agreement met the definition of a contract modification and was accounted for as a cumulative catch-up adjustment at the time of modification under ASC 606. During the three months ended June 30, 2022, the Company recognized $81.1 million of collaboration revenue from Otsuka in its condensed consolidated statement of operations and comprehensive income (loss). This is primarily comprised of the $55.0 million payment to be received pursuant to the Termination Agreement, $15.5 million related to previously deferred revenue as of the date of termination and $9.6 million of non-cash consideration related to Otsuka's obligations to complete certain agreed upon clinical activities related to the Phase 3b clinical trial of vadadustat Otsuka is conducting. During the six months ended June 30, 2022, the Company recognized $92.3 million of collaboration revenue from the Otsuka U.S. Agreement and the Otsuka International Agreement in its condensed consolidated statement of operations and comprehensive income (loss).
During the three and six months ended June 30, 2021, the Company recognized revenue totaling $9.2 million and $22.8 million, respectively, with respect to the Otsuka U.S. Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2022, there was no deferred revenue related to the Otsuka U.S. Agreement. Additionally, as of June 30, 2022, there was $55.0 million in accounts receivable and $9.6 million in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2021, there was approximately $2.0 million in contract liabilities (included in accounts payable) and $3.0 million in prepaid expenses and other current assets in the consolidated balance sheet.
International Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.
On April 25, 2017, the Company entered into the Otsuka International Agreement. The collaboration was focused on the development and commercialization of vadadustat in Europe, Russia, China, Canada, Australia, the Middle East and certain other territories, collectively, the Otsuka International Territory.
Under the terms of the Otsuka International Agreement, the Company granted to Otsuka an exclusive, sublicensable license under certain intellectual property controlled by the Company to develop and commercialize vadadustat and products containing or comprising vadadustat in the Otsuka International Territory. Additionally, under the terms of this agreement, the Company was responsible for leading the development of vadadustat. Otsuka had the sole responsibility, at its own cost, for the commercialization of vadadustat in the Otsuka International Territory, subject to the approval by the relevant regulatory authorities. A more detailed description of this collaboration agreement and the Company's evaluation of this agreement under ASC 606 can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.
The Company identified three performance obligations in connection with its obligations under the Otsuka International Agreement as follows: (i) License and Development Services Combined (License Performance Obligation); (ii) Rights to

Future Intellectual Property (Future IP Performance Obligation) and (iii) Joint Committee Services (Committee Performance Obligation). The Company allocated the transaction price to each performance obligation based on the Company’s best estimate of the relative standalone selling price. The Company developed a best estimate of standalone selling price for the Committee Performance Obligation after considering the nature of the services to be performed and estimates of the associated effort and rates applicable to such services that would be expected to be realized under similar contracts. The Company developed a best estimate of standalone selling price for the Future IP Performance Obligation primarily based on the likelihood that additional intellectual property covered by the license conveyed will be developed during the term of the arrangement. The Company did not develop a best estimate of standalone selling price for the License Performance Obligation due to the following: (i) the best estimates of standalone selling price associated with the Future IP Performance Obligation was determined to be immaterial and (ii) the period of performance and pattern of recognition for the License Performance Obligation and the Committee Performance Obligation was determined to be similar.
The Company re-evaluated the transaction price in each reporting period and as uncertain events were resolved or other changes in circumstances occurred. Pursuant to the Otsuka International Agreement, the Company received: (i) an up-front payment of $73.0 million, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017 of $0.2 million, and (iii) the net cost share consideration with respect to amounts incurred by the Company under the global development plan subsequent to March 31, 2017 of $216.7 million.
As discussed above, the Otsuka International Agreement was terminated on June 30, 2022 pursuant to the Termination Agreement. Refer to earlier in this Note 4 for further details of the recognition of this Termination Agreement in the Company's condensed consolidated statement of operations and comprehensive income (loss).
During the three and six months ended June 30, 2021, the Company recognized revenue totaling approximately $4.7 million and $11.7 million, respectively, with respect to the Otsuka International Agreement. The revenue is classified as collaboration revenue in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2022, there was no deferred revenue related to the Otsuka International Agreement. As of June 30, 2022, there were no accounts receivable and no prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet specific to the Otsuka International Agreement. As of December 31, 2021, there was approximately $0.9 million in contract liabilities (included in accounts payable) and $1.3 million in prepaid expenses and other current assets in the consolidated balance sheet.
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
Under the terms of the Janssen Agreement, the Company made an upfront payment of $1.0 million in cash to Janssen and issued a warrant, or the Warrant, to purchase 509,611 shares of the Company’s common stock, which expired on February 9, 2022. In addition, Janssen could be eligible to receive up to an aggregate of $16.5 million from the Company in specified development milestone payments on a product-by-product basis. Janssen could also be eligible to receive up to $215.0 million from the Company in specified commercial milestones as well as tiered, escalating royalties ranging from a low- to mid-single digit percentage of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory. A more detailed description of this collaboration agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K. On August 1, 2022, the Company notified Janssen that it was exercising its right to terminate the Janssen Agreement, and Janssen agreed to the termination which became effective on August 2, 2022.
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

In connection with entering into the Vifor Second Amended Agreement, on February 18, 2022, the Company and Vifor Pharma entered into an investment agreement, or the Second Investment Agreement, pursuant to which the Company sold an aggregate of 4,000,000 shares of its common stock, or the 2022 Shares, to Vifor Pharma for a total of $20 million on February 22, 2022. The amount representing the premium over the grant date fair value on the date of the transaction, $13.6 million, was determined by the Company to represent the consideration related to the Vifor Second Amended Agreement. Vifor Pharma has agreed to a lock-up restriction to not sell or otherwise dispose of the 2022 Shares for a period of time following the effective date of the Second Investment Agreement as well as a customary standstill agreement. In addition, the Second Investment Agreement contains voting agreements made by Vifor Pharma with respect to the 2022 Shares. The 2022 Shares have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder, as the transaction does not involve any public offering within the meaning of Section 4(a)(2) of the Securities Act.

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

The Company has identified one performance obligation in connection with its obligations under the Vifor Second Amended Agreement, which is the License Deliverable, or License Performance Obligation. The transaction price at inception was comprised of: (i) the up-front payment of $25.0 million, (ii) the premium paid by Vifor Pharma on the First Investment Agreement of $4.7 million, and (iii) the premium paid by Vifor Pharma on the Second Investment Agreement of $13.6 million. Pursuant to the terms of the Vifor Second Amended Agreement, these payments from Vifor Pharma are non-refundable and non-creditable against any other amount due to the Company. Also pursuant to the Vifor Second Amended Agreement, if the Centers for Medicare & Medicaid Services, or CMS, determines that vadadustat is excluded from the Transitional Drug Add-on Payment Adjustment, or TDAPA, the Company can terminate the Vifor Second Amended Agreement and will be required to repay the up-front payment and the premiums paid by Vifor Pharma in the First Investment Agreement and Second Investment Agreement, respectively. The Company considered whether the transaction price was constrained as required per the guidance in ASC 606-10-32-11. As part of its evaluation of the constraint, the Company considered numerous factors, including the CRL received from the FDA for vadadustat, the uncertainty associated with a potential future approval of vadadustat by the FDA, and if approval of vadadustat is received in the future, whether vadadustat would be included in certain reimbursement bundles by CMS, which are all outside of the Company’s control. Vifor Pharma also agreed that it will not sell or otherwise supply vadadustat until the FDA has granted regulatory approval for vadadustat in the DD-CKD Indication. The Company constrains the variable consideration to an amount for which a significant revenue reversal is not probable. Therefore, the Company determined that the entire transaction price at inception was constrained under ASC 606, and the Company has recorded the transaction price to deferred revenue as of June 30, 2022.

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

The Company has recorded the Working Capital Fund as a refund liability under ASC 606. The Company has determined that the refund liability itself does not represent an obligation to transfer goods or services to Vifor Pharma in the future. The Company has therefore determined that this refund liability is not a contract liability under ASC 606. The Company accounted for the refund liability as a debt arrangement with zero coupon interest. The Company imputed interest on the refund liability to the customer at a rate of 15.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield, and the expected repayment period of the Working Capital Fund. The Company recorded an initial discount on the refund liability to the customer and a corresponding deferred gain to the refund liability to customer on the condensed consolidated balance sheet as of the date the funds were received from Vifor Pharma, which was March 18, 2022. The discount on the note payable is being amortized to interest expense using the effective interest method over the expected term of the refund liability. The deferred gain is being amortized to interest income on a straight-line basis over the expected term of the refund liability. The amortization of the discount was $1.1 million and the amortization of the deferred gain was $0.8 million for the three and six months ended June 30, 2022. Of the $40.3 million total refund liability, net of deferred gain and discount, the Company classified $14.2 million as a short-term refund liability based on management's estimate of potential amounts that could be refundable within a one-year period as a result of anticipated changes to the Company's operating plan following the CRL.
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
License Agreement with Panion & BF Biotech, Inc.
As a result of the merger with Keryx, or the Merger, the Company had a license agreement, which was amended from time to time, with Panion & BF Biotech, Inc., or Panion, under which Keryx, the Company's wholly owned subsidiary, was the contracting party, or the Panion License Agreement, pursuant to which Keryx in-licensed the exclusive worldwide rights, excluding certain Asian-Pacific countries, or the Licensor Territory, for the development and commercialization of ferric citrate.
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
The Company recognized royalty payments due to Panion of approximately $3.5 million and $2.8 million during the three months ended June 30, 2022 and 2021, respectively, and $6.6 million and $5.3 million during the six months ended June 30, 2022 and 2021, respectively, relating to the Company’s sales of Auryxia in the United States and JT and Torii’s net sales of Riona in Japan, as the Company is required to pay a mid-single digit percentage of net sales of ferric citrate in the Company’s licensed territories to Panion under the terms of the Panion Amended License Agreement.

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
The Company recognized license revenue of $1.5 million during each of the three months ended June 30, 2022 and 2021 and $2.6 million during each of the six months ended June 30, 2022 and 2021 related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.

5.Restructuring

On April 4, 2022, the Board of Directors of the Company approved a reduction of the Company’s workforce by approximately 42% across all areas of the Company (47% inclusive of the closing of the majority of open positions) following the receipt of a CRL from the FDA to the Company’s NDA for vadadustat for the treatment of anemia due to CKD in adult patients. This workforce reduction was substantially completed as of June 30, 2022. On May 5, 2022, the Company implemented a further reduction in workforce consisting of several members of management. This workforce reduction is expected to be substantially complete by the end of January 2023. These actions reflect the Company’s determination to refocus its strategic priorities around its commercial product, Auryxia®, and its development portfolio, and are steps in a cost savings plan to significantly reduce the Company’s expense profile in line with being a single commercial product company.

The workforce reduction is expected to include total restructuring charges of approximately $14.8 million. During each of the three and six months ended June 30, 2022, the Company recognized $14.5 million of restructuring charges in the condensed consolidated statement of operations. These charges included $11.2 million of one-time termination benefits and contractual termination benefits for severance, healthcare, and related benefits and $3.3 million of non-cash share-based compensation expense. The charges were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits or ASC 420, Exit or Disposal Cost Obligations, depending on the employee. The Company will fully recognize the remaining $0.3 million in the third quarter of 2022.

Details of the restructuring liability activity for the Company's workforce reduction for the period ended June 30, 2022 are as follows:

June 30, 2022
(in thousands)
Balance at December 31, 2021	$—
Restructuring charges	14,531
Stock-based compensation expense	(3,303)
Severance payments and adjustments	(4,313)
Balance at June 30, 2022	$6,915

6.Liability Related to Sale of Future Royalties
On February 25, 2021, the Company entered into the Royalty Agreement with HCR, pursuant to which the Company sold to HCR its right to receive royalties and sales milestones for vadadustat in Japan and certain other Asian countries, such countries, collectively, the MTPC Territory, and such payments collectively the Royalty Interest Payments, in each case, payable to the Company under the MTPC Agreement, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. The Company received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement. The Company retains the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. Although the Company sold its right to receive royalties and sales milestones for vadadustat in the MTPC Territory as described above, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue. The Company recognized the proceeds received from HCR as a liability that is being amortized using the effective interest method over the life of the arrangement. At the transaction date, the Company recorded the net proceeds of $44.8 million as a liability. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future net royalty payments to be made to HCR over the term of the Royalty Agreement. The total threshold of net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. The Company imputes interest on the unamortized portion of the liability using the effective interest method. The annual effective interest rate as of June 30, 2022 was 15.1% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss. On a quarterly basis, the Company reassesses the effective interest rate and adjusts the rate prospectively as needed. A more detailed description of Royalty Agreement can be found in Note 5 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.

The following table shows the activity within the liability account for the six months ended June 30, 2022:

June 30, 2022
(in thousands)
Liability related to sale of future royalties, net beginning balance at December 31, 2021	$53,079
MTPC royalties payable	(764)
Non-cash interest expense recognized	4,428
Liability related to sale of future royalties, net — ending balance	$56,743

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

Assets measured or disclosed at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2022
Assets:
Cash and cash equivalents	$143,893	$—	$—	$143,893
	$143,893	$—	$—	$143,893
Liabilities:
Derivative liability	$—	$—	$1,110	$1,110
	$—	$—	$1,110	$1,110

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2021
Assets:
Cash and cash equivalents	$149,800	$—	$—	$149,800
	$149,800	$—	$—	$149,800
Liabilities:
Derivative liability	$—	$—	$1,820	$1,820
	$—	$—	$1,820	$1,820

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

The potential events of default assessed include failure to maintain, on an annual basis, a minimum liquidity threshold which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. The Company recorded a derivative liability related to the Company’s Loan Agreement with Pharmakon of $1.1 million and $1.8 million as of June 30, 2022 and December 31, 2021, respectively. The Company classified the derivative liability as a non-current liability on the unaudited condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021. The estimated fair value of the derivative liability on both June 30, 2022 and December 31, 2021 was determined using a scenario-based approach and discounted cash flow model that includes principal and interest payments under various scenarios involving clinical development success for vadadustat and various cash flow assumptions. The Company used a 0% probability of clinical development success due to receipt of a CRL from the FDA for vadadustat. Should the Company’s assessment of the probabilities around these scenarios change, including for changes in market conditions, there could be a change to the fair value of the derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2021	$1,820
Change in fair value of derivative liability, recorded as other income	(710)
Balance at March 31, 2022	$1,110
Change in fair value of derivative liability, recorded as other income	—
Balance at June 30, 2022	$1,110

The Company had no other assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2022 and December 31, 2021.

8.Inventory

The components of inventory are summarized as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Raw materials	$757	$1,763
Work in process	38,466	62,635
Finished goods	18,843	14,661
Total inventory	$58,066	$79,059

Long-term inventory, which primarily consists of raw materials and work in process, is included in other assets in the Company’s unaudited condensed consolidated balance sheets.

	June 30, 2022	December 31, 2021
	(in thousands)
Balance Sheet Classification:
Inventory	$36,272	$38,195
Other assets	21,794	40,864
Total inventory	$58,066	$79,059

Inventory amounts written down as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold totaled $2.1 million and $0.4 million during the three months ended June 30, 2022 and 2021, respectively, and $7.4 million and $5.4 million during the six months ended June 30, 2022 and 2021, respectively. The increase in inventory amounts written down for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was primarily due to higher write-downs to inventory reserves related to expired inventory. In addition, there were no related step-up charges during the six months ended June 30, 2022 and $8.7 million related step-up charges during the six months ended June 30, 2021. During the six months ended June 30, 2022, the Company recorded a $9.8 million reduction to the excess purchase commitment liability related to Auryxia inventory previously identified as excess, reflecting Auryxia inventory that was received during the period.

If future sales of Auryxia are lower than expected, the Company may be required to write-down the value of such inventories. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of goods sold in the unaudited condensed consolidated statement of operations.

9.Intangible Assets and Goodwill
Intangible Assets
The following table presents the Company’s intangible assets at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Gross Carrying Value	Accumulated Amortization	Total
Intangible assets:
Developed product rights for Auryxia	$213,603	$(123,497)	$90,106
Total	$213,603	$(123,497)	$90,106

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Total
Intangible assets:
Developed product rights for Auryxia	$213,603	$(105,476)	$108,127
Total	$213,603	$(105,476)	$108,127

The Company amortizes its definite-lived intangible assets using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life of six years. The Company recorded $9.0 million in amortization expense related to the developed product rights for Auryxia during each of the three months ended June 30, 2022 and 2021, and $18.0 million during each of the six months ended June 30, 2022 and 2021.

Goodwill
The Company's goodwill results from the acquisition of Keryx in December 2018. Goodwill was $55.1 million as of June 30, 2022 and December 31, 2021. The Company operates in one operating segment which the Company considers to be the only reporting unit. Goodwill is evaluated for impairment at the reporting unit level on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Events that could indicate impairment and trigger an interim impairment assessment include, but are not limited to, an adverse change in current economic or market conditions, including a significant prolonged decline in market capitalization, a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action by a regulator. During the six months ended June 30, 2022, the Company evaluated business factors, including the receipt of a CRL from the FDA for vadadustat, the Company's market capitalization as impacted by a recent decline in the Company's stock price, and the impact of the Otsuka Termination Agreement on the Company's future cash flows to determine if there were events or changes in circumstance to indicate that the fair value of the reporting unit was less than its carrying value. The Company performed qualitative interim impairment assessments of the Company's goodwill balance as of each of the three months ended March 31, 2022 and June 30, 2022. The Company determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value and, therefore, did not perform a further quantitative interim impairment test for any period.

The Company's qualitative assessments were based on the Company's estimates and assumptions, a number of which are dependent on external factors and actual results may differ materially from these estimates. In addition, the future occurrence of events including, but not limited to, an adverse change in current economic and market conditions, including a significant prolonged decline in market capitalization, a significant adverse change in legal factors, unexpected adverse business conditions and an adverse action or assessment by a regulator could indicate potential impairment and trigger an interim impairment assessment of goodwill, which could result in an impairment of goodwill. As a result of the significance of goodwill, the Company's results of operations and financial position in a future period could be negatively impacted should an impairment test be triggered that results in an impairment of goodwill.

10.Accrued Expenses

Accrued expenses as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Product revenue allowances	$26,171	$26,624
Accrued clinical	7,622	14,036
Amounts due to collaboration partners	20,797	22,654
Accrued payroll and related	6,883	15,863
Lease liability	4,422	4,802
Royalties	3,457	3,472
Professional fees	1,815	1,899
Accrued commercial manufacturing	3,420	3,843
Accrued restructuring	6,915	—
Accrued other	9,782	11,263
Total accrued expenses	$91,284	$104,456

11.Debt

Term Loans
On November 11, 2019, the Company, with Keryx as guarantor, entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to the Company in two tranches, subject to certain terms and conditions, or the Term Loans. BioPharma Credit PLC subsequently transferred its interest in the Term Loans, solely in its capacity as a lender, to its affiliate, BPCR Limited Partnership. The Collateral Agent and the lenders are collectively referred to as Pharmakon (see Note 1 to our condensed consolidated financial statements). The first tranche of $80.0 million, or Tranche A, was drawn on November 25, 2019, or the Tranche A Funding Date, and the second tranche of $20.0 million, or Tranche B, was drawn on December 10, 2020, or the Tranche B Funding Date. Each of the Tranche A Funding Date and the Tranche B Funding Date, a Funding Date.

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

The Loan Agreement contains customary representations, warranties, events of default and covenants of the Company and its subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. On February 18, 2022, the Loan Agreement was amended by the First Amendment and Waiver, which waived the provision under the Loan Agreement that required the Company to not be subject to any qualification as a going concern within the Company's 2021 Annual Report on Form 10-K. Pursuant to the First Amendment and Waiver, the Company's filings of Form 10-Q for fiscal quarters ending June 30, 2022 and September 30, 2022, and its future Annual Reports on Form 10-K, must not be subject to any qualification as to going concern, which requirement as to the Company's filings on Form 10-Q was waived in the Second Amendment and Waiver. If the Company does not satisfy the covenant as to going concern in any of these filings, the Company will be in default under the Loan Agreement. There is uncertainty as to whether or not the Company will meet its future annual debt covenants related to qualification as to going concern. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Therefore, as of June 30, 2022, the Company continued to classify the borrowings under the Loan Agreement as current. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of June 30, 2022 and December 31, 2021, the Company determined that no events of default had occurred.

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

The fair value of the derivative liability related to the Company’s Loan Agreement with Pharmakon was $1.1 million and $1.8 million as of June 30, 2022 and December 31, 2021, respectively. The Company classified the derivative liability as a non-current liability on the unaudited condensed consolidated balance sheet as of June 30, 2022.

The Company recognized interest expense related to the Loan Agreement of $2.7 million during each of the three months ended June 30, 2022 and 2021, and $5.4 million for each of the six months ended June 30, 2022 and 2021.

Second Amendment and Waiver to Loan Agreement with Pharmakon

On July 15, 2022, or the Effective Date, the Company and Pharmakon entered into the Second Amendment and Waiver, or the Second Amendment and Waiver, which amends and waives certain provisions of the Loan Agreement, as amended by the First Amendment and Waiver.

Pursuant to the Second Amendment and Waiver, on the Effective Date, the Company made a $5.0 million prepayment of the principal of the tranche A loan, or the Second Amendment Effective Date Tranche A Prepayment, and a $20.0 million prepayment of principal of the tranche B loan, or the Second Amendment Effective Date Tranche B Prepayment, in each case, together with any and all accrued and unpaid interest on such prepayments of principal to the Effective Date. In connection therewith, the Company also paid $0.5 million in prepayment premiums under the Loan Agreement. Subject to the payment in full of Second Amendment Effective Date Tranche A Prepayment and the Second Amendment Effective Date Tranche B Prepayment, Pharmakon agreed to, among other things, (1) increase the amount of the working capital facility established in connection with the Company’s Second Amended and Restated License Agreement with Vifor Pharma, which facility is part of the definition of Permitted Indebtedness (as such term is defined in the Loan Agreement) under the Loan Agreement, that the Company is permitted to repay to Vifor Pharma without causing an acceleration of the liabilities under the Loan Agreement, (2) waive the requirement that the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ending June 30, 2022 and September 30, 2022 not be subject to any qualification as to going concern, and (3) waive certain amounts payable under the Loan Agreement in connection with the Second Amendment Effective Date Tranche B Prepayment. Future principal payments pursuant to the contractual terms of the Loan Agreement, as amended by the Second Amendment and Waiver, are as follows (in thousands):

Principal
Payments
(in thousands)
2022	$33,000
2023	32,000
2024	35,000
2025	—
2026	—
Thereafter	—
Total before unamortized discount and issuance costs	100,000
Less: unamortized discount and issuance costs	(1,842)
Total term loans	$98,158

12.Stockholders’ Equity
Authorized and Outstanding Capital Stock
On June 5, 2020, the Company filed a Certificate of Amendment to its Ninth Amended and Restated Certificate of Incorporation, or its Charter, to increase the number of authorized shares of common stock from 175,000,000 to 350,000,000. As of June 30, 2022, the authorized capital stock of the Company included 350,000,000 shares of common stock, par value $0.00001 per share, of which 183,704,654 and 177,000,963 shares were issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which no shares were issued and outstanding as of June 30, 2022 and December 31, 2021.
At-the-Market Facility
On March 12, 2020, the Company filed a prospectus supplement relating to the Company's sales agreement with Cantor Fitzgerald & Co., or the Prior Sales Agreement, pursuant to which it was able to offer and sell up to $65.0 million of its common stock at current market prices from time to time. Through December 31, 2020, the Company sold 3,509,381 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $10.6 million. During the three months ended March 31, 2021, the Company sold 5,224,278 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $15.9 million.
On February 25, 2021, the Company filed a prospectus relating to the Prior Sales Agreement with its new shelf registration statement (which replaced the prior shelf registration statement and the sales agreement prospectus supplement), pursuant to which it was able to offer and sell up to $100.0 million of its common stock at current market prices from time to time. Through December 31, 2021, the Company sold 21,128,065 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $72.4 million. On March 1, 2022, the Company filed a prospectus relating to the Prior Sales Agreement, pursuant to which it was authorized to offer and sell up to $25.3 million of its common stock at current market prices from time to time. On March 16, 2022, the Company terminated the Prior Sales Agreement. During the three months ended March 31, 2022, the Company sold 404,600 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $0.8 million.

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
Equity Plans
The Company maintains one stock incentive plan, the 2014 Incentive Plan, or the 2014 Plan, as well as the 2014 Employee Stock Purchase Plan, or the 2014 ESPP. The 2014 Plan replaced the Company’s Amended and Restated 2008 Equity Incentive Plan, or the 2008 Plan, however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. On June 6, 2019, the Company’s stockholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or the ESPP. The Company also maintains an inducement award program that is separate from the Company's equity plans under which inducement awards may be granted consistent with

Nasdaq Listing Rule 5635(c)(4). During the six months ended June 30, 2022, the Company granted 297,000 options to purchase shares of the Company’s common stock to new hires as inducements material to such employees' entering into employment with the Company, of which 174,000 options remained outstanding as of June 30, 2022.
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

The Company grants annual service-based stock options to employees under the 2014 Plan. During the six months ended June 30, 2022, the Company issued 3,233,500 options to employees. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. During the six months ended June 30, 2022, the Company issued 140,700 options to directors under the 2014 Plan. Options granted by the Company generally vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options generally vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options generally expire 10 years after the date of grant.

The Company also grants performance-based stock options to employees under the 2014 Plan. The Company issued 400,000 performance-based stock options during the six months ended June 30, 2022. The performance-based stock options granted by the Company generally vest in connection with the achievement of specified commercial and regulatory milestones. The performance-based stock options also generally feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of options granted and recognized over time based on the probability of meeting such commercial and regulatory milestones.

The Company also grants annual service-based restricted stock units, or RSUs, to employees and directors under the 2014 Plan. The Company also occasionally issues RSUs not in connection with the annual grant process to employees and directors. During the six months ended June 30, 2022, the Company issued 5,212,308 RSUs to employees and 95,900 RSUs to directors under the 2014 Plan. Generally, RSUs granted by the Company vest in one of the following ways: (i) 100% of each RSU grant vests on the first anniversary of the grant date, (ii) one third of each RSU grant vests on the first, second and third anniversaries of the grant date, (iii) 50% of each RSU grant vests on the first anniversary and 25% of each RSU grant vests every six months after the one year anniversary of the grant date, or (iv) one third of each RSU grant vest on the first anniversary and eight quarterly installments beginning after the one year anniversary, subject, in each case, to the individual’s continued service through the applicable vesting date. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized on a straight-line basis over the vesting period.

The Company also grants performance-based restricted stock units, or PSUs, to employees under the 2014 Plan. The Company issued 400,000 PSUs during the six months ended June 30, 2022. The PSUs granted by the Company generally vest in connection with the achievement of specified commercial, regulatory and corporate milestones. The PSUs also generally feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized over time based on the probability of meeting such commercial, regulatory and corporate milestones.

The ESPP provides for the issuance of options to purchase shares of the Company’s common stock to participating employees at a discount to their fair market value. As noted above, the Company’s stockholders approved the ESPP, which amended and restated the Company’s 2014 ESPP, on June 6, 2019. As of June 30, 2022, the maximum aggregate number of shares of the Company’s common stock available for future issuance under the ESPP is 4,981,995. Under the ESPP, each offering period is six months, at the end of which employees who elect to purchase shares of the Company’s common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of eighty-five percent (85%) of the closing price of the Company’s common stock at the beginning or end of the offering period. The Company issued 191,146 shares under the ESPP during the six months ended June 30, 2022.

13.Commitments and Contingencies
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

The term of the Cambridge Lease with respect to the office space expires on September 11, 2026, with one five-year extension option available. The term of the Boston Lease office space expires on July 31, 2031, with an extension option for one additional five-year term available. The renewal options in these real estate leases were not included in the calculation of the operating lease assets and operating lease liabilities as the renewal is not reasonably certain. The term of the Cambridge Lease with respect to the lab space expires on January 31, 2025, with an extension option for one additional period through September 11, 2026. The renewal option in this real estate lease was included in the calculation of the operating lease assets and operating lease liabilities as the renewal is reasonably certain. The lease agreements do not contain residual value guarantees. Operating lease costs were $1.8 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively, and $3.6 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.8 million for each of the three months ended June 30, 2022 and 2021 and $3.7 million and $3.5 million for the six months ended June 30, 2022 and 2021, respectively.

In September 2019, Keryx entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc., or Foundation. The sublease is subject and subordinate to the Boston Lease between Keryx and the landlord. The term of the sublease commenced on October 16, 2019, upon receipt of the required consent from the landlord for the sublease agreement, and expires on February 27, 2023. Foundation is obligated to pay Keryx rent that approximates the rent due from Keryx to its landlord with respect to the Boston Lease. Sublease rental income is recorded to other income. Keryx continues to be obligated for all payment terms pursuant to the Boston Lease, and the Company will guaranty Keryx’s obligations under the sublease. Keryx recorded $0.4 million in sublease rental income from Foundation during each of the three months ended June 30, 2022 and 2021, respectively, and $0.9 million during each of the six months ended June 30, 2022 and 2021.

The Company has not entered into any material short-term leases or financing leases as of June 30, 2022.

The total security deposit in connection with the Cambridge Lease is $1.6 million as of June 30, 2022. Additionally, the Company recorded $1.4 million for the security deposit under the Boston Lease. Both the Cambridge Lease and the Boston Lease have their security deposits in the form of a letter of credit, all of which are included as restricted cash in other assets in the Company’s unaudited condensed consolidated balance sheets as of June 30, 2022.

As of June 30, 2022, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter are as follows:

	Operating Leases	Lease Payments to be Received from Sublease	Net Operating Lease Payments
	(in thousands)
Remaining 2022	$3,671	$915	$2,756
2023	6,954	307	6,647
2024	8,167	—	8,167
2025	8,293	—	8,293
2026	6,571	—	6,571
Thereafter	12,200	—	12,200
Total	$45,856	$1,222	$44,634

In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.65% to 7.25%, which were based on the remaining lease term at either the date of adoption of ASC 842 or the effective date of any subsequent lease term extensions. As of June 30, 2022, the remaining lease terms ranged from 4.20 years to 9.09 years. As of June 30, 2022, the following represents the difference between the remaining undiscounted minimum rental commitments under non-cancelable leases and the operating lease liabilities:

Operating Leases
(in thousands)
Undiscounted minimum rental commitments	$45,856
Present value adjustment using incremental borrowing rate	(9,359)
Operating lease liabilities	$36,497

Manufacturing Agreements
As a result of the Merger, the Company's contractual obligations include Keryx’s commercial supply agreements with BioVectra Inc., or BioVectra, and Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.

Pursuant to the Manufacture and Supply Agreement with BioVectra and the Product Manufacture and Supply and Facility Construction Agreement with BioVectra, the Company agreed to purchase minimum quantities of Auryxia drug substance annually at predetermined prices. On September 4, 2020, the Company and BioVectra entered into an Amended and Restated Product Manufacture and Supply and Facility Construction Agreement, which provided for reduced minimum quantity commitments and revised the predetermined prices. The price per kilogram decreases with an increase in quantity above the predetermined purchase quantity tiers. In addition, the Manufacture and Supply Agreement with BioVectra and the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement with BioVectra, require the Company to reimburse BioVectra for certain costs in connection with construction of a new facility for the manufacture and supply of Auryxia drug substance. These construction costs are recorded in other assets and amortized into drug substance as inventory is released to the Company from BioVectra. The term of the Manufacture and Supply Agreement with BioVectra expires on December 31, 2022. The term of the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement expires on December 31, 2026, after which it automatically renews for successive one-year terms unless either party gives notice of its intention to terminate within a specified time prior to the end of the then-current term. In addition, the Company and BioVectra each have the ability to terminate these agreements upon the occurrence of certain conditions. As of June 30, 2022, the Company is required to reimburse BioVectra for certain costs in connection with the construction of the new facility and to purchase minimum quantities of Auryxia drug substance annually for a total cost of approximately $82.4 million through the end of the contract term.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, as amended (the most recent amendment having been executed on February 11, 2021), or the Siegfried Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. The term of the Siegfried Agreement expires on December 31, 2022, subject to the Company's option to extend the term through December 31, 2023 by providing 12 months’ prior written notice to Siegfried. The Siegfried Agreement provides the Company and Siegfried with certain early termination rights. In the first quarter of 2022, the Company notified Siegfried that the Company has elected not to exercise the option to extend the term of the Siegfried Agreement through December 31, 2023. As of June 30, 2022, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $10.5 million through the year ending December 31, 2022.

The Company has executory contracts in the commercial supply agreements between Keryx and its contract manufacturers for Auryxia, which include future firm purchase commitments. These executory contracts were deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. The Company regularly reviews its estimate of the excess purchase commitment liability including a review of assumptions of expected future demand, estimates of anticipated expiry of inventory under firm purchase commitments that are estimated to expire before they could be sold as well as any modifications to supply agreements during each reporting period. The excess purchase commitment liability relating to these executory contracts was $66.9 million and $76.7 million as of June 30, 2022 and December 31, 2021, respectively. During the quarter ended June 30, 2022, the Company reviewed the detailed assumptions above and reduced the excess purchase commitment liability by $5.8 million for inventory received that had been previously identified as excess. During the quarter ended March 31, 2022, the Company recorded a $0.8 million reduction to the excess purchase commitments liability within cost of goods sold and reduced the excess purchase commitment liability by $3.2 million for inventory received that had previously been identified as excess.

On April 9, 2019, the Company entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement includes the terms and conditions under which Esteve will manufacture vadadustat drug substance for commercial use. Pursuant to the Esteve Agreement, the Company provides rolling forecasts to Esteve on a quarterly basis, or the Esteve Forecast. The Esteve Forecast reflects the Company’s needs for vadadustat drug substance produced by Esteve over a certain number of months, represented as a quantity of vadadustat drug substance per calendar quarter. The parties have agreed to a volume-based pricing structure under the Esteve Agreement. The Esteve Agreement has an initial term of four years, beginning April 9, 2019 and ending April 9, 2023. Pursuant to the Esteve Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from Esteve. As of June 30, 2022, the Company has committed to purchase $32.4 million of vadadustat drug substance from Esteve through the second quarter of 2023.

On March 11, 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement. The Patheon Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use. Pursuant to the Patheon Agreement, the Company provides Patheon a long-term forecast on an annual basis, as well as short-term forecasts on a quarterly basis, or the Patheon Forecast. The Patheon Forecast reflects the Company’s needs for commercial supply of vadadustat drug product produced by Patheon, represented as a quantity of drug product per calendar quarter. The parties have agreed to a volume-based pricing structure under the Patheon Agreement. The Patheon Agreement has an initial term beginning March 11, 2020 and ending June 30, 2023. Pursuant to the Patheon Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug product from Patheon. As of June 30, 2022, the Company had a minimum commitment with Patheon for $3.3 million through the fourth quarter of 2022.

On April 2, 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, as amended on April 15, 2021, or the WuXi STA DS Agreement. The WuXi STA DS Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat drug substance for commercial use. Pursuant to the WuXi STA DS Agreement, the Company provides rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA DS Forecast. The WuXi STA DS Forecast reflects the Company’s needs for vadadustat drug substance produced by WuXi STA over a certain number of quarters. The parties have agreed to a volume-based pricing structure under the WuXi STA DS Agreement. The WuXi STA DS Agreement has an initial term of four years, beginning April 2, 2020 and ending April 2, 2024. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from WuXi STA. As of June 30, 2022, the Company has committed to purchase $62.0 million of vadadustat drug substance from WuXi STA through the end of 2023.

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

Other Third-Party Contracts
Under the Company’s agreement with IQVIA to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of June 30, 2022 were approximately $4.6 million. Substantive performance for the committed work with IQVIA was completed in 2020 and close out activities will be performed throughout 2022. The Company also contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $175.7 million at June 30, 2022. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

Litigation and Related Matters
From time to time, the Company may become subject to legal proceedings and claims which arise in the ordinary course of its business. Consistent with ASC 450, Contingencies, the Company’s policy is to record a liability if a loss in a significant legal dispute is considered probable and an amount can be reasonably estimated. The Company provides disclosure when a loss in excess of any reserve is reasonably possible, and if estimable, the Company discloses the potential loss or range of possible loss. Significant judgment is required to assess the likelihood of various potential outcomes and the quantification of loss in those scenarios. The Company’s estimates change as litigation progresses and new information comes to light. Changes in Company estimates could have a material impact on the Company’s results and financial position. As of June 30, 2022, the Company does not have any significant legal disputes that require a loss liability to be recorded. The Company continually monitors the need for a loss liability for litigation and related matters.

14.Net Loss per Share

For purposes of the diluted net income (loss) per share calculation for the three and six months ended June 30, 2022, as well as the three and six months ended June 30, 2021, preferred stock, stock options, warrants, restricted stock and RSUs are considered to be common stock equivalents and have been excluded from the calculation of diluted net income (loss) per share, as their effect would be anti-dilutive for periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented in the unaudited condensed consolidated statement of operations and comprehensive loss, except for the three months ended June 30, 2022, as the Company had net income for the period. The shares in the table below were excluded from the calculation of diluted net income (loss) per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Warrant	—	509,611	—	509,611
Outstanding stock options	13,502,015	11,532,673	13,508,217	11,532,673
Unvested restricted stock units	—	5,574,476	6,771,349	5,574,476
Total	13,502,015	17,616,760	20,279,566	17,616,760

15.Subsequent Events

Second Amendment and Waiver to Loan Agreement with Pharmakon
On July 15, 2022, the Company and Pharmakon entered into the Second Amendment and Waiver, which amends and waives certain provisions of the Loan Agreement, as amended by the First Amendment and Waiver. Refer to Note 11 in this Quarterly Report on Form 10-Q for further details.

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

Business Overview
We are a biopharmaceutical company with the purpose of bettering the life of each person impacted by kidney disease. Since our initial public offering in 2014, we have built a business focused on developing and commercializing innovative renal therapeutics that we believe serves as a foundation for future growth. We established ourselves as a leader in the kidney community, and we remain committed to our purpose as we believe our current and future products have the ability to deliver value. Our current portfolio includes a commercial product and a late-stage investigational product candidate:
•Auryxia® (ferric citrate) is approved and marketed in the United States for two indications: (1) the control of serum phosphorus levels in adult patients with chronic kidney disease, or CKD, on dialysis, or DD-CKD, or the Hyperphosphatemia Indication, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or NDD-CKD, or the IDA Indication. Ferric citrate is also approved and marketed in Japan as an oral treatment the improvement of hyperphosphatemia in adult patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of patients with IDA under the trade name Riona (ferric citrate hydrate). Auryxia is our only product approved for sale in the United States and it generated approximately $43.7 million and $33.0 million in revenue from U.S. product sales during the three months ended June 30, 2022 and 2021, respectively.

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

On March 29, 2022, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA. The CRL provided that the FDA had completed its review of our new drug application, or NDA, for vadadustat for the treatment of anemia due to CKD in adult patients, and determined that it could not approve the NDA in its present form. We held an end of review conference with the FDA and are in the process of determining next steps for a potential U.S. approval for vadadustat as a treatment of anemia due to CKD in patients on dialysis. Also, on April 1, 2022, we were notified by the FDA that the FDA had placed a partial clinical hold on our clinical trials of vadadustat in pediatric patients with anemia due to CKD in the United States. In addition, in May 2022, the Paediatric Committee of the European Medicines Agency, or the EMA, recommended that we not initiate such clinical trials in the European Union until the safety issues identified by the FDA were addressed. As a result of the partial clinical hold and EMA’s recommendations, all activities in the United States and Europe for and related to our clinical trials of vadadustat in pediatric patients were suspended.

Our former collaboration partner, Otsuka Pharmaceutical Co. Ltd., or Otsuka, submitted a Marketing Authorization Application, or MAA, for vadadustat for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients to the European Medicines Agency, or EMA, in October 2021. On June 30, 2022, we and Otsuka entered into a Termination and Settlement Agreement, or the Termination Agreement, and pursuant to the Termination Agreement, we and Otsuka agreed to a schedule by which the parties will work to transfer the MAA held by Otsuka for vadadustat to us. As vadadustat did not meet the PRO2TECT program's primary safety endpoint, we are remaining cautious in our outlook for potential approval of vadadustat in NDD-CKD adult patients in Europe.

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

In August of 2022, we announced initial findings from an investigator-sponsored clinical study by The University of Texas Health Science Center at Houston, or UTHealth, in Houston, Texas, evaluating the use of vadadustat as a potential therapy to prevent and treat acute respiratory distress syndrome, or ARDS, in patients with COVID-19 and hypoxemia, or the VSTAT Study. The VSTAT Study was a phase 2, randomized, double-blind, placebo-controlled study conducted by UTHealth and partially funded by Akebia. UTHealth was awarded $5.1 million in funding from the U.S. Department of Defense for the study. The VSTAT Study enrolled 449 adult patients at 5 hospitals who were randomized 1:1 to vadadustat 900mg or placebo once per day orally for up to 14 days while hospitalized. The VSTAT Study measured the proportion of patients with either 6 (non-invasive ventilation or high flow oxygen devices), 7 (invasive mechanical ventilation or extracorporeal membrane oxygenation), or 8 (death) on the National Institute of Allergy and Infectious Disease Ordinal Scale, or NIAID-OS, at Day 14 (primary) and Day 7. While a smaller proportion of patients in the vadadustat group had a score of 6, 7, or 8 on the NIAID-OS than in the placebo group at Day 14, the trial failed to meet its primary superiority threshold of >95% probability. Those receiving vadadustat, however, did demonstrate 94% probability of conferring benefit on the NIAID-OS at Day 14. While the VSTAT Study missed the primary endpoint, we are encouraged by the data and, subject to regulatory discussions, believe the data support further development of vadadustat as a potential treatment for ARDS due to COVID-19 or other causes.

If we are successful in addressing the deficiencies noted in the CRL and in the event we receive FDA approval of vadadustat in the United States, we plan to commercialize vadadustat in the United States with our well-established, nephrology-focused commercial organization, which we may expand if vadadustat is approved. We granted MTPC exclusive rights to commercialize vadadustat in Japan, where MTPC commenced commercial sales of vadadustat under the trade name, VafseoTM, in August 2020, and in certain other countries in Asia, subject to marketing approvals. In addition, in February 2022, we entered into a Second Amended and Restated License Agreement, or the Vifor Second Amended Agreement, with Vifor (International) Ltd., or Vifor Pharma, which amended and restated the Amended and Restated License Agreement, dated April 8, 2019, or the Vifor First Amended Agreement. Pursuant to the Vifor Second Amended Agreement, we granted Vifor Pharma an exclusive license to sell vadadustat to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of group purchase organizations, and to certain non-retail specialty pharmacies in the United States, or the Territory. We refer to Fresenius Medical Care North America and its affiliates, these organizations and specialty pharmacies collectively as the "Supply Group". We currently retain rights to commercialize vadadustat for use in the non-dialysis dependent CKD market and to sell to dialysis organizations outside of the Supply Group. During the term of the Vifor Second Amended Agreement, Vifor Pharma is not permitted to sell any HIF product that competes with vadadustat in the Territory to the Supply Group.

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

Operating Overview
We have incurred net losses in each year since inception. Our net income was $29.3 million for the three months ended June 30, 2022 and our net loss was $83.0 million for the three months ended June 30, 2021. Our net losses were $33.1 million and $152.6 million for the six months ended June 30, 2022 and 2021, respectively. Substantially all of our net losses resulted from costs incurred in connection with the continued commercialization of Auryxia and development efforts relating to vadadustat, including conducting clinical trials of, and seeking regulatory approval for, vadadustat, providing general and administrative support for these operations and protecting our intellectual property.

Our ability to achieve profitability depends in part on our ability to manage our expenses. Following receipt of the CRL, in April 2022, we implemented a reduction of our workforce by approximately 42% across all areas of our company (47% inclusive of the closing of the majority of open positions). On May 5, 2022, we implemented a further reduction in workforce consisting of several members of management. These actions reflect our determination to refocus our strategic priorities around our commercial product, Auryxia®, and our development portfolio, and are steps in a cost savings plan to significantly reduce our expense profile in line with being a single commercial product company. The workforce reduction is expected to include net charges totaling approximately $14.8 million, including costs for one-time termination benefits and contractual termination benefits for severance, healthcare, and related benefits of $11.2 million and non-cash stock-based compensation expense of $3.3 million. During the three months ended June 30, 2022, we recognized $14.5 million of restructuring charges in the condensed consolidated statement of operations and comprehensive income (loss). Refer to Note 5 in this Quarterly Report on Form 10-Q for further details.

Even in light of the reduction in workforce, we expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition to any additional costs not currently contemplated due to the events associated with or resulting from the workforce reduction noted above, our ability to achieve profitability and our financial position will depend, in part, on the rate of our future expenditures, on our product revenue from Auryxia, collaboration revenue, our ability to successfully implement cost avoidance measures and reduce overhead costs and our ability to obtain additional funding. We expect to continue to incur significant expenses if and as we:

•continue our commercialization activities for Auryxia and vadadustat, if we are able to obtain marketing approval for vadadustat following receipt of the CRL from the FDA in March 2022, and any other product or product candidate, including those that may be in-licensed or acquired;

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

•maintain marketing approvals for Auryxia and vadadustat, if we are able to obtain marketing approval for vadadustat following receipt of the CRL from the FDA in March 2022, and any other product, including those that may be in-licensed or acquired;

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

•continue to repay, and pay any associated pre-payment penalties, if applicable, the senior secured term loans in an aggregate principal amount of $100.0 million, or the Term Loans, that were made available to us pursuant to the loan agreement that we entered into with funds managed by Pharmakon Advisors LP, in November 2019, which was amended in February 2022, and further amended in July 2022, or as amended, the Loan Agreement;

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

We have not generated, and may not generate, enough product revenue to realize net profits from product sales. We have no manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize contract research organizations, or CROs, to carry out our clinical development activities. If we obtain marketing approval for vadadustat, and as we continue to commercialize Auryxia, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect to finance future cash needs through product revenue, public or private equity or debt transactions, royalty transactions, strategic transactions, or a combination of these approaches. If we are unable to raise additional capital in sufficient amounts when needed or on attractive terms, we may not be able to pursue development and commercial activities related to Auryxia and vadadustat, if approved, or any additional products and product candidates, including those that may be in-licensed or acquired. Any of these events could significantly harm our business, financial condition and prospects.

From inception through June 30, 2022, we raised approximately $793.5 million of net proceeds from the sale of equity, including $519.8 million from various underwritten public offerings, $223.7 million from at-the-market offerings, or ATM offerings, pursuant to prior sales agreements with Cantor Fitzgerald & Co., and $70.0 million from the sale of 7,571,429 shares of common stock to Vifor Pharma. As of June 30, 2022, through our collaboration agreements with Otsuka and MTPC we received approximately $837.1 million in cost-share funding, and are not entitled to receive any additional cost-share funding. On June 30, 2022, we entered into the Termination Agreement with Otsuka, pursuant to which we received a nonrefundable and non-creditable payment of $55.0 million in consideration for the covenants and agreements set forth in the Termination Agreement. On November 11, 2019, we entered into the Loan Agreement with funds managed by Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans.

As of June 30, 2022, we had drawn down the full $100.0 million made available to us under the Loan Agreement. On July 15, 2022, or the Effective Date, we entered into the Second Amendment and Waiver with BioPharma Credit PLC, or the Collateral Agent, BPCR Limited Partnership, as a Lender, and BioPharma Credit Investments V (Master) LP, as a Lender, or the Second Amendment and Waiver, which amends and waives certain provisions of the Loan Agreement as amended by the First Amendment and Waiver between the Collateral Agent, the Lenders and us, dated February 18, 2022, or the First Amendment and Waiver. The Collateral Agent and the Lenders are collectively referred to as Pharmakon (see Note 11 to our condensed consolidated financial statements). Pursuant to Second Amendment and Waiver, we made prepayments totaling $25.0 million together with a prepayment premium of $0.5 million plus all accrued and unpaid interest on such prepayments of principal to the Effective Date, and Pharmakon agreed to waive or modify certain covenants in the Loan Agreement (see Note 11 to our condensed consolidated financial statements). In addition, on February 25, 2021, we received an upfront payment of $44.8 million (net of certain transaction expenses) in connection with our sale to HealthCare Royalty Partners IV, L.P., or HCR, of the right to receive all royalties and sales milestones payable to us under our collaboration agreement with MTPC, or the MTPC Agreement, subject to certain caps and other terms and conditions described elsewhere in this Quarterly Report on Form 10-Q. Finally, on February 18, 2022, we entered into a Second Amended and Restated License Agreement, or the Vifor Second Amended Agreement, with Vifor Pharma. Pursuant to the Vifor Second Amended Agreement, Vifor Pharma made an upfront payment to us of $25.0 million in lieu of the previously disclosed milestone payment of $25.0 million that Vifor Pharma was to pay to us following approval of vadadustat by the FDA. Also pursuant to the Vifor Second Amended Agreement, Vifor contributed $40 million to a working capital fund established to partially fund our costs of purchasing vadadustat from our contract manufacturers, or the Working Capital Fund, which amount of funding will fluctuate, and which funding we will repay to Vifor Pharma over time.

Impacts of COVID-19 Pandemic
The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and continues to affect our employees, patients, healthcare providers with whom we interact, customers, collaboration partners, CROs, contract manufacturing organizations, or CMOs, vendors, communities and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition continues to depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the COVID-19 pandemic, any resurgences or mutations of COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets where the healthcare providers with whom we interact, our partners, our CROs, our CMOs, and our other vendors operate.

We believe our revenue growth was negatively impacted in the first half of 2022 primarily as the kidney patient population that we serve continue to experience both high hospitalization and mortality rates due to COVID-19. While we are unable to quantify the impact of the COVID-19 pandemic on future revenues and revenue growth, COVID-19 continues to adversely and disproportionately impact our patient population; therefore, we expect COVID-19 to continue to have a negative impact on our revenue growth for the foreseeable future.

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

In addition, the direct and indirect impacts of the pandemic or the response efforts to the pandemic, including among others, competition for labor and resources and increases in labor, sourcing, manufacturing and shipping costs, may cause disruptions to, closures of, or other impacts on our CMOs and other vendors in our supply chain on which we rely for the supply of our products and product candidates. For example, areas of China have implemented lockdowns for COVID-19, which could impact the global supply chain. At this time, our third party contract manufacturers continue to operate at or near normal levels. However, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our contract manufacturers' ability to manufacture and deliver Auryxia and vadadustat (which is currently marketed under the trade name VafseoTM by MTPC in Japan), which may result in delays in, increased costs or disruptions to manufacturing and supply of our products and product candidates.

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

Financial Overview
Revenue
To date, our revenues have been derived from product revenue from commercial sales of Auryxia, collaboration revenues, which include license and milestone payments, royalty and cost-sharing revenue generated through collaboration and license agreements with partners for the development and commercialization of vadadustat, a nonrefundable, non-creditable termination fee pursuant to the terms of the Termination Agreement with Otsuka, and royalty revenue from sales of Riona in Japan. Cost-sharing revenue represents amounts reimbursed by our collaboration partners for expenses incurred by us for research and development activities and, potentially, co-promotion activities, under our collaboration agreements.

We expect our revenue to continue to be generated primarily from our commercial sales of Auryxia our collaboration with MTPC and any other collaborations into which we may enter, and royalty revenue from Japan Tobacco, Inc., and its subsidiary, Torii Pharmaceutical Co., Ltd., collectively JT and Torii, based on net sales of Riona in Japan. We will not recognize any future revenue pursuant to our collaboration with Otsuka.

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

As a result of the merger with Keryx Biopharmaceuticals, Inc., or Keryx, or the Merger, and the application of purchase accounting, costs of goods sold also includes both amortization expense and, if applicable, impairment charges associated with the fair value of the developed product rights for Auryxia as well as expense associated with the fair value inventory step-up. The fair value of the developed product rights for Auryxia is being amortized over its estimated useful life, which as of June 30, 2022 is estimated to be six years. The fair value inventory step-up as a result of the Merger was fully amortized as of the first quarter of 2021.

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

From inception through June 30, 2022, we have incurred $1.5 billion in research and development expenses. We expect to incur significant research and development expenditures for the foreseeable future as we continue the development of Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Vadadustat external costs	$11,760	$12,917	$28,913	$29,720
External costs for other programs	5,103	5,122	11,456	11,564
Total external research and development expenses	16,863	18,039	40,369	41,284

Headcount, consulting, facilities and other	9,164	19,175	29,491	36,541
Total research and development expenses	$26,027	$37,214	$69,860	$77,825

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

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended		Increase
	June 30, 2022	June 30, 2021	(Decrease)
	(in thousands)
Revenues:
Product revenue, net	$43,703	$32,959	$10,744
License, collaboration and other revenue	83,056	19,954	63,102
Total revenues	126,759	52,913	73,846
Cost of goods sold:
Product	9,589	43,484	(33,895)
Amortization of intangibles	9,011	9,011	—
Total cost of goods sold	18,600	52,495	(33,895)
Operating expenses:
Research and development	26,027	37,214	(11,187)
Selling, general and administrative	32,807	41,651	(8,844)
License expense	892	894	(2)
Restructuring	14,531	—	14,531
Total operating expenses	74,257	79,759	(5,502)
Operating income (loss)	33,902	(79,341)	113,243
Other expense, net	(4,626)	(3,697)	(929)
Net income (loss)	$29,276	$(83,038)	$112,314

Product Revenue, Net. Net product revenue is derived from sales of our only commercial product in the United States, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $43.7 million for the three months ended June 30, 2022, compared to $33.0 million for the three months ended June 30, 2021. The increase was primarily due to pricing and improved payer mix.

License, Collaboration and Other Revenue. License, collaboration and other revenue was $83.1 million for the three months ended June 30, 2022 compared to $20.0 million for the three months ended June 30, 2021. On June 30, 2022, we and Otsuka entered into the Termination Agreement, which, among other things, terminated the cost sharing arrangement under the Otsuka collaboration agreement for the United States, or the Otsuka U.S. Agreement, and the Otsuka collaboration agreement for certain territories outside the United States, or the Otsuka International Agreement. During the three months ended June 30, 2022, we recognized $55.0 million in collaboration revenue related to a payment to be received pursuant to the terms of the Termination Agreement with Otsuka, $15.5 million related to previously deferred revenue as of the date of termination and $9.6 million of non-cash consideration related to Otsuka's obligations to complete certain agreed upon clinical activities related to the Phase 3b clinical trial of vadadustat Otsuka is conducting, or the MODIFY Study, in accordance with the current study protocol, at its own cost and expense. Refer to Note 4 in this Quarterly Report on Form 10-Q for further details. We will not recognize any future revenue under the Otsuka U.S. Agreement or the Otsuka International Agreement. We recognized $18.5 million in collaboration revenue for the three months ended June 30, 2021 from our cost sharing arrangement under the Otsuka U.S. Agreement and the Otsuka International Agreement, as well as royalty revenue under our collaboration agreement with MTPC.

Cost of Goods Sold - Product. Cost of goods sold of $9.6 million for the three months ended June 30, 2022 consisted of costs associated with the manufacturing of Auryxia and supply of Vafseo to MTPC for commercial sale in Japan, and $2.1 million related to excess and obsolescence reserves associated with inventory.

Cost of goods sold of $43.5 million for the three months ended June 30, 2021 consisted of costs associated with the manufacturing of Auryxia and a $30.3 million non-cash charge related to an increase to the liability for excess purchase commitments. Refer to Note 13 to our condensed consolidated financial statements for further details on the excess purchase commitments liability.

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia, which is being amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of intangibles during each of the three months ended June 30, 2022 and 2021 was $9.0 million.

Research and Development Expenses. Research and development expenses were $26.0 million for the three months ended June 30, 2022, compared to $37.2 million for the three months ended June 30, 2021, a decrease of $11.2 million. The decrease was primarily due to the following:

(in millions)
Vadadustat development expenses	$(1.2)
Headcount, consulting, facilities and other	(10.0)
Total net decrease	$(11.2)

The decrease in research and development expense was primarily due to decreased headcount related costs as a result of the reduction in force and decreased consulting costs. Also during the three months ended June 30, 2021, we made an upfront payment of $3.0 million to Cyclerion Therapeutics, Inc. for an exclusive global license to develop and commercialize praliciguat, an investigational oral sGC, stimulator, which was recorded to research and development expense and did not reoccur during the three months ended June 30, 2022. Although we expect our research and development expenses to continue to decrease in the near term, we will continue to incur significant research and development expenses in future periods in support of ongoing or planned studies with respect to Auryxia and vadadustat and development of other potential product candidates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $32.8 million for the three months ended June 30, 2022, compared to $41.7 million for the three months ended June 30, 2021. The decrease of $8.8 million was primarily due to decreased headcount related costs as a result of the reduction in force and lower marketing expenses. For the remainder of 2022, we expect our selling, general and administrative expenses to continue to decrease from 2021 as we continue to reduce our expense profile in line with being a single commercial product company.

License Expenses. License expense related to royalties due to Panion relating to sales of Riona in Japan were $0.9 million for each of the three months ended June 30, 2022 and 2021.

Restructuring. Restructuring expenses were $14.5 million for the three months ended June 30, 2022 due to one-time termination benefits and contractual termination benefits for severance, healthcare, and non-cash stock-based compensation related to the reduction in force. There were no restructuring expenses for the three months ended June 30, 2021.

Other Expense, Net. Other expense, net, was $4.6 million for the three months ended June 30, 2022 compared to $3.7 million for the three months ended June 30, 2021. The increase of $0.9 million was primarily due to non-cash interest expense related to a refund liability to a customer and a non-recurring decrease in the fair value of our derivative liability related to the Loan Agreement with Pharmakon that occurred during the quarter ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended		Increase
	June 30, 2022	June 30, 2021	(Decrease)
	(In Thousands)
Revenues:
Product revenue, net	$85,151	$63,367	$21,784
License, collaboration and other revenue	103,307	$41,850	61,457
Total revenues	188,458	105,217	83,241
Cost of goods sold:
Product	31,923	$69,079	(37,156)
Amortization of intangibles	18,021	18,021	—
Total cost of goods sold	49,944	87,100	(37,156)
Operating expenses:
Research and development	69,860	77,825	(7,965)
Selling, general and administrative	77,134	82,979	(5,845)
License expense	1,580	1,590	(10)
Restructuring	14,531	—	14,531
Total operating expenses	163,105	162,394	711
Operating loss	(24,591)	(144,277)	119,686
Other expense, net	(8,554)	(8,341)	(213)
Net loss	(33,145)	(152,618)	119,473

Product Revenue, Net. Net product revenue is derived from sales of our only commercial product in the United States, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $85.2 million for the six months ended June 30, 2022, compared to net product revenue of $63.4 million for the six months ended June 30, 2021. The increase was primarily due to pricing and improved payor mix.

License, Collaboration and Other Revenue. License, collaboration and other revenue was $103.3 million for the six months ended June 30, 2022 compared to $41.9 million for the six months ended June 30, 2021. On June 30, 2022, we and Otsuka entered into the Termination Agreement, which, among other things, terminated the cost sharing arrangement under the Otsuka U.S. Agreement, and the Otsuka International Agreement. During the six months ended June 30, 2022, we recognized $55.0 million in collaboration revenue related to a payment to be received pursuant to the terms of the Termination Agreement with Otsuka, $15.5 million related to previously deferred revenue as of the date of termination and $9.6 million of non-cash consideration related to Otsuka's obligations to complete certain agreed upon clinical activities related to the MODIFY Study, in accordance with the current study protocol, at its own cost and expense. We also recognized $19.1 million in collaboration revenue for the six months ended June 30, 2022 from the Otsuka U.S. Agreement and the Otsuka International Agreement prior to the termination, as well as royalty revenue under the MTPC Agreement. We recognized $39.1 million in collaboration revenue for the six months ended June 30, 2021 from the Otsuka U.S. Agreement, the Otsuka International Agreement, and royalty revenue under our collaboration agreement with MTPC.

Cost of Goods Sold - Product. Cost of goods sold of $31.9 million for the six months ended June 30, 2022 consisted of costs associated with the manufacturing of Auryxia and supply of Vafseo to MTPC for commercial sale in Japan, and $7.4 million related to excess and obsolescence reserves associated with inventory partially offset by a $0.8 million reduction to the liability for excess purchase commitments. Refer to Note 13 to our condensed consolidated financial statements for further details on the excess purchase commitments liability.

Cost of goods sold of $69.1 million for the six months ended June 30, 2021 consisted primarily of costs associated with the manufacturing of Auryxia, $21.3 million in non-cash charges related to an increase to the liability for excess purchase commitments, $21.6 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting, and $5.4 million related to inventory reserves associated with a previously disclosed manufacturing quality issue related to Auryxia.

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia, which is being amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of intangibles during each of the six months ended June 30, 2022 and 2021 was $18.0 million.

Research and Development Expenses. Research and development expenses were $69.9 million for the six months ended June 30, 2022, compared to $77.8 million for the six months ended June 30, 2021, a decrease of $8.0 million. The decrease was primarily due to the following:

(in millions)
Vadadustat development expenses	$(1.0)
Headcount, consulting, facilities and other	(7.0)
Total net decrease	(8.0)

The decrease in research and development expense was primarily due to decreased headcount related costs as a result of the reduction in force and decreased consulting costs. Also during the six months ended June 30, 2021, we made an upfront payment of $3.0 million to Cyclerion Therapeutics, Inc. for an exclusive global license to develop and commercialize praliciguat, an investigational oral sGC, stimulator, which was recorded to research and development expense which did not reoccur during the six months ended June 30, 2022. Although we expect our research and development expenses to continue to decrease in the near term, we will continue to incur significant research and development expenses in future periods in support of ongoing or planned studies with respect to Auryxia and vadadustat and development of other potential product candidates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $77.1 million for the six months ended June 30, 2022, compared to $83.0 million for the six months ended June 30, 2021. The decrease of $5.8 million was primarily due to decreased headcount related costs as a result of the reduction in force and lower marketing expense following receipt of the CRL for vadadustat. For the remainder of 2022, we expect our selling, general and administrative expenses to continue to decrease from 2021 as we significantly reduce our expense profile in line with being a single commercial product company.

License Expenses. License expense related to royalties due to Panion relating to sales of Riona in Japan was $1.6 million for each of the six months ended June 30, 2022 and 2021.

Restructuring. Restructuring expenses were $14.5 million for the three months ended June 30, 2022 due to one-time termination benefits and contractual termination benefits for severance, healthcare, and non-cash stock-based compensation related to the reduction in force. There were no restructuring expenses for the three months ended June 30, 2021.

Other Expense, Net. Other expense, net, was $8.6 million for the six months ended June 30, 2022 compared to $8.3 million for the six months ended June 30, 2021. The increase in other expense compared to June 30, 2021 was primarily related to non-cash interest related to a refund liability to a customer.

Liquidity and Capital Resources
We have funded our operations principally through sales of our common stock, payments received from our collaboration partners, product sales, debt, a royalty transaction, and a refund liability to a customer. As of June 30, 2022, we had cash and cash equivalents of approximately $143.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. On April 7, 2022, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, as agent, for the offer and sale of common stock at current market prices in amounts to be determined from time to time. Also, on April 7, 2022, we filed a prospectus supplement relating to the Sales Agreement, pursuant to which we are able to offer and sell under the Sales Agreement up to $26.0 million of our common stock at current market prices from time to time. From the date of filing of the prospectus supplement through the date of the filing of this Quarterly Report on Form 10-Q, we have not sold any shares of our common stock under this program. As of June 30, 2022, through our collaboration agreements with Otsuka and MTPC we received approximately $837.1 million in cost-share funding, and are not entitled to receive any additional cost-share funding.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(52,280)	$(133,887)
Investing activities	(114)	39,941
Financing activities	47,536	111,846
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(4,858)	$17,900

Operating Activities. Net cash used in operating activities of $52.3 million for the six months ended June 30, 2022 was driven by the net operating loss for the period and changes in working capital at period end.

Net cash used in operating activities of $133.9 million for the six months ended June 30, 2021 was largely driven by the net operating loss for the period and changes in working capital at period end.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2022 was $0.1 million and was comprised of purchases of equipment.

Net cash provided by investing activities for the six months ended June 30, 2021 was $39.9 million and was comprised of proceeds from the sale of available for sale securities of $40.0 million, partially offset by immaterial purchases of equipment.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2022 was $47.5 million and consisted of net proceeds from refund liabilities to customers of $40.0 million, net proceeds from the issuance of common stock of $7.1 million, and proceeds from the sale of stock under our employee stock purchase plan.

Net cash provided by financing activities for the six months ended June 30, 2021 was $111.8 million and consisted of net proceeds from the sale of future royalties of $44.8 million, net proceeds from the public issuance of common stock in connection with our prior at-the-market sales agreement with Cantor Fitzgerald & Co. of $66.7 million, and proceeds from the sale of stock under our employee stock purchase plan.

Operating Capital Requirements
We have one product, Auryxia, approved for commercial sale in the United States, but have not generated, and may not generate, enough product revenue from the sale of Auryxia to realize net profits from product sales. We have incurred losses and cumulative negative cash flows from operations in each year since our inception in February 2007, and as of June 30, 2022, we had an accumulated deficit of $1.5 billion. We anticipate that we will continue to incur losses for the foreseeable future, and we expect to continue to incur additional research and development expenses related to vadadustat and our development pipeline, and research and development and selling, general and administrative expenses for our ongoing development and commercialization of Auryxia.

We expect our cash resources will be sufficient to fund our current operating plan through at least the next twelve months from the date of this filing. However, our operating plan includes assumptions pertaining to cost avoidance measures and the reduction of overhead costs that would result from the planned amendment of certain contractual arrangements, including with certain supply and collaboration partners and reduction of certain infrastructure costs. The outcome of certain of these measures are outside of our control, such as the planned amendment of certain contractual arrangements with supply partners. Since the end of the first quarter of 2022, we have made progress implementing some of the cost avoidance measures in order to continue to reduce our expense profile in line with being a single commercial product company and we have additional cost avoidance measures we plan to implement. During the second quarter of 2022, we implemented a reduction of our workforce by approximately 42% across all areas of our company following receipt of the CRL. This action reflects our determination to refocus our strategic priorities around our commercial product, Auryxia®, and our development portfolio, and is a step in a cost savings plan to significantly reduce our expense profile in line with being a single commercial product company (see Note 5 to our condensed consolidated financial statements). However, because certain other cost avoidance initiatives and certain other elements of our operating plan are outside of our control, there is uncertainty as to whether our cash resources will be adequate to support our operations for a period through at least the next twelve months from the date of issuance of these financial statements.

In addition, pursuant to the Second Amendment and Waiver, on the Effective Date, we made prepayments totaling $25.0 million together with a prepayment premium of $0.5 million plus all accrued and unpaid interest on such prepayments of principal to the Effective Date, and Pharmakon agreed to waive or modify certain covenants in the Loan Agreement (see Note 11 to our condensed consolidated financial statements). If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement, which we may not have the available cash resources to repay at such time. For example, pursuant to covenants in the Loan Agreement, our Annual Reports on Form 10-K must not be subject to any qualification as a going concern. If any of our future Annual Reports on Form 10-K is subject to any qualification related to going concern, it will result in an event of default under the Loan Agreement. Should we not be able to meet the annual covenants in the future, we would seek a waiver of this provision. However, there can be no assurances that we would be successful in obtaining such waiver.

We believe that the execution of the cost avoidance measures detailed previously, future decisions by the FDA or foreign regulatory agencies related to the potential regulatory approval of vadadustat, our ability to generate additional value from vadadustat through partnerships or other transactions could potentially further extend our cash runway for a period greater than twelve months. However, because these cost avoidance initiatives and certain other elements of our operating plan are outside of our control, they cannot be considered probable in the context of our going concern assessment. Therefore, there can be no assurance that our cash resources will fund our operating plan for the period anticipated by us. In addition, while future decisions by the FDA or foreign regulatory agencies related to the potential regulatory approval of vadadustat or our ability to generate additional value from vadadustat through partnerships or other transactions may potentially further extend our cash runway, such future decisions or transactions are not contemplated in our operating plan.

We expect to finance future cash needs through product revenue, strategic transactions, or a combination of these approaches. We plan to reduce our need for future financing through the planned amendment of certain contractual arrangements related to vadadustat supply, expense management, and savings from our previously announced workforce reduction. Assuming we are successful in those endeavors, we will require additional funding to fund our strategic growth beyond Auryxia or to pursue later stage development and commercial activities for any additional product or product candidates, including those that may be in-licensed or acquired. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by us or that additional funding will be available on terms acceptable to us, or at all.

Going Concern

Our operating plan includes assumptions pertaining to cost avoidance measures and the reduction of overhead costs that would result from the planned amendment of certain contractual arrangements with supply and collaboration partners, and reduction of certain infrastructure costs. However, because these cost avoidance initiatives and certain other elements of our operating plan are outside of our control, including the planned amendment of certain contractual arrangements and the reduction of certain infrastructure costs, there is uncertainty as to whether our cash resources will be adequate to support our operations for a period through at least the next twelve months from the date of issuance of these financial statements. The conditions above and the annual going concern covenant in our Loan Agreement raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the financial statements are issued.

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

Contractual Obligations
As of June 30, 2022, other than as disclosed in Note 13 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K.

Term Loans

On November 11, 2019, Akebia, with Keryx as guarantor, entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. BioPharma Credit PLC subsequently transferred its interest in the Term Loans, solely in its capacity as a lender, to its affiliate, BPCR Limited Partnership. The Collateral Agent and the lenders are collectively referred to as Pharmakon. The first tranche of $80.0 million, or Tranche A, was drawn on November 25, 2019, or the Tranche A Funding Date, and the second tranche of $20.0 million, or Tranche B, was drawn on December 10, 2020, or the Tranche B Funding Date. On July 15, 2022, pursuant to the Loan Agreement, as amended, we made prepayments totaling $25.0 million together with a prepayment premium of $0.5 million plus all accrued and unpaid interest on such prepayments of principal to the Effective Date, and Pharmakon agreed to waive or modify certain covenants in the Loan Agreement. A more detailed description of the term loans can be found in Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liability Related to Sale of Future Royalties
On February 25, 2021, we entered into a royalty interest acquisition agreement, or the Royalty Agreement, with HCR, pursuant to which we sold to HCR our right to receive royalties and sales milestones for vadadustat in the MTPC Territory, such payments collectively the Royalty Interest Payments, in each case, payable to us under the MTPC Agreement, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. After HCR receives Royalty Interest Payments equal to the Annual Cap in a given calendar year, we will receive 85% of the Royalty Interest Payments for the remainder of that year. After HCR receives Royalty Interest Payments equal to the Aggregate Cap, or we pay the Aggregate Cap to HCR (net of the Royalty Interest Payments already received by HCR), the Royalty Interest Payments will revert back to us, and HCR would have no further right to any Royalty Interest Payments. We received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement, and we are eligible to receive an additional $5.0 million in each year from 2021 through 2023 under the Royalty Agreement if specified annual sales milestones are achieved for vadadustat in the MTPC Territory, subject to the satisfaction of certain customary conditions. We retain the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. A more detailed description of the liability related to the sale of future royalties can be found in Note 6 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

During the six months ended June 30, 2022, we had the following material change to our critical accounting estimates as reported in our 2021 Annual Report on Form 10-K:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $143.9 million and $149.8 million, respectively, consisting primarily of money market mutual funds consisting of certificates of deposit and corporate debt securities. Interest rate sensitivity is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

In addition, we are exposed to market risk related to exchange rates. A portion of our revenues for the six months ended June 30, 2022 was received in royalty payments converted to U.S. dollars based on the net sales of Riona and VafseoTM in Japanese yen. Our exchange rate risk arises from such foreign currency net sales. As a result, we are exposed to movements in the exchange rates of the Japanese yen against the U.S. dollar.

For the royalty payments we received based on net sales of Riona and Vafseo in Japan for the six months ended June 30, 2022 a 5.0% appreciation or depreciation of the Japanese yen against the U.S. dollar would have increased or decreased, respectively, our revenues in the six months ended June 30, 2022 by approximately $0.1 million.

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

As of June 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our management concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective because our internal control over financial reporting was not adequate due to the material weakness described below.

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

As management continues to evaluate and work to improve its internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness described above will continue to exist. As such, management has concluded that the material weakness cannot be considered remediated as of June 30, 2022.

Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2022, we implemented certain internal controls in connection with our remediation efforts described above. There have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Legal Proceedings Relating to Vadadustat
Opposition Proceedings Against Akebia

In September 2018, Dr. Reddy’s Laboratories Limited filed an opposition to our issued Indian Patent No. 287720 in the Indian Patent Office.

Proceedings Filed by Akebia Against FibroGen, Inc.

Europe

We filed an opposition in the European Patent Office, or the EPO, against FibroGen, Inc.’s, or FibroGen’s, European Patent No. 1463823, or the ’823 EP Patent on December 5, 2013, and an oral proceeding took place March 8 and 9, 2016. Following the oral proceeding, the Opposition Division of EPO ruled that the patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. FibroGen has appealed that decision. Oral hearing for the appeal is scheduled for February 28 – March 1, 2023.

On May 13, 2015, May 20, 2015 and July 6, 2015, we filed oppositions to FibroGen’s European Patent Nos. 2322155, or the ’155 EP Patent, 1633333, or the ’333 EP Patent, and 2322153, or the ’153 EP Patent in the EPO, respectively, requesting the patents be revoked in their entirety. These method of use patents do not prevent persons from using the compound for other uses, including any previously known use of the compound. In particular, these patents do not claim methods of using any of our product candidates for purposes of inhibiting HIF-PH for the treatment of anemia due to chronic kidney disease, or CKD. While we do not believe these patents will prevent us from commercializing vadadustat for the treatment of anemia due to CKD, we filed these oppositions to provide us with maximum flexibility for developing vadadustat and our pipeline of investigational oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor compounds.

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

On April 3, 2019, we filed oppositions to FibroGen’s European Patent Nos. 2289531, or the ’531 EP Patent, and 2298301, or the ’301 EP Patent in the EPO, respectively, requesting the patents be revoked in their entirety. Oral proceedings for oppositions to the two patents were held on September 7-8 and 10, 2021. Following oral proceedings, the Opposition Division of the EPO maintained certain claims in amended form in the two patents. On January 26, 2022, we filed notice to appeal the Opposition Division’s decision for ’531 EP Patent. On July 8, 2022, FibroGen filed notice to appeal the Opposition Division’s decision for the ’301 EP Patent. These two patents will expire in December 2022, and we do not expect the Opposition Division’s decision on the two patents to have any effect on our commercialization of vadadustat in Europe.

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

In 2018, we and our collaboration partner in Japan, Mitsubishi Tanabe Pharma Corporation, or MTPC, jointly filed a Request for Trial before the JPO to challenge the validity of certain of FibroGen’s HIF-related patents in Japan: JP4845728, JP5474872 and JP5474741. On September 26, 2019, the JPO conducted an invalidation trial for JP5474872 and JP4845728. On November 11, 2019, the JPO conducted an invalidation trial for JP5474741. On April 1, 2022, the JPO issued a final decision for JP4845728, which invalidated all claims except claims directed to the medical use to treat anemia that does not respond to erythropoiesis. On May 18, 2022, the JPO issued a final decision for JP5474741 and JP5474872, which maintained the claims in amended form. In May 2022, MTPC filed revocation lawsuits for the three patents in the Intellectual Property High Court requesting cancellation of the JPO’s decisions. In July 2022, we filed a revocation lawsuit for JP4845728 in the Intellectual Property High court requesting cancellation of the JPO’s decision. We do not believe the JPO’s decisions will prevent our collaboration partner MTPC from continuing to commercialize vadadustat for the treatment of anemia due to CKD in Japan.

United Kingdom

On December 13, 2018, we filed Particulars of Claim in the Patents Court of the United Kingdom to challenge the validity of FibroGen’s six HIF-related patents in the UK: the ’823 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), the ’155 EP Patent (UK), European Patent (UK) No. 2,289,531, or the ’531 EP Patent (UK), and European Patent (UK) No. 2,298,301, or the ’301 EP Patent (UK). In May 2019, Astellas Pharma Inc., or Astellas, the exclusive licensee of FibroGen’s HIF-related patents, sued Akebia for patent infringement in the Patents Court of the UK. In September 2019, we filed an Amended Particulars of Claim to include FibroGen’s European Patent No. 1487472, or the ’472 EP Patent (UK). On February 28, 2020, the parties agreed to dismiss the ’472 EP Patent (UK) from the trial.

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

United States

On March 29, 2021, we filed a lawsuit against FibroGen and AstraZeneca AB in the United States District Court for the District of Delaware to seek a declaratory judgment of non-infringement and invalidity of FibroGen’s twelve HIF-related patents in the United States: U.S. Patent Nos. 8,318,703, 8,466,172, 8,614,204, 9,920,011, 8,629,131, 8,604,012, 8,609,646, 8,604,013, 10,626,090, 10,894,774, 10,882,827, and 10,927,081. On April 5, 2022, we voluntarily dismissed, without prejudice, our declaratory judgment complaint against FibroGen and AstraZeneca under Rule 41(a)(1)(A)(i) of the Federal Rules of Civil Procedure.

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

On April 2, 2019, the Delaware District Court granted Abraham Kiswani, a member of the putative class in both the Andreula and Corwin actions, and plaintiff John Andreula’s motion to consolidate the remaining two Merger Securities Actions pending in the Delaware District Court and consolidated the Corwin and Andreula cases under the caption In re Keryx Biopharmaceuticals, Inc., or the Consolidated Federal Action. The Delaware District Court also appointed Kiswani and plaintiff Andreula as lead plaintiffs for the Consolidated Federal Action. On June 3, 2019, the lead plaintiffs filed a consolidated amended complaint in the Consolidated Federal Action, or the Consolidated Complaint. The Consolidated Complaint generally alleged that the registration statement filed in connection with the Merger contained allegedly false and misleading statements or failed to disclose certain allegedly material information in violation of Section 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The alleged misstatements or omissions related to (i) certain financial projections for Keryx and Akebia and certain financial analyses performed by our advisors and (ii) any alleged negotiations that may have taken place regarding the conversion of certain convertible notes of Keryx in connection with the Merger. The Consolidated Complaint sought compensatory and/or rescissory damages, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 thereunder, and an award of lead plaintiffs’ costs, including reasonable allowance for attorneys’ fees and experts’ fees. The defendants in the Consolidated Federal Action moved to dismiss the Consolidated Complaint in its entirety and with prejudice on August 2, 2019. On April 15, 2020, the Delaware District Court granted the defendants’ motion and dismissed the Consolidated Complaint in its entirety. On July 2, 2020, lead plaintiffs filed a second consolidated amended complaint, or the Second Consolidated Complaint. The Second Consolidated Complaint (i) asserted the same claims under the Exchange Act as the Consolidated Complaint, (ii) named the same defendants as the Consolidated Complaint, (iii) sought the same relief as the Consolidated Complaint and (iv) as with the Consolidated Complaint, challenged as false or misleading alleged misstatements or omissions related to certain financial projections for Keryx and Akebia and certain financial analyses performed by our advisors. The defendants in the Consolidated Federal Action moved to dismiss the Second Consolidated Complaint in its entirety with prejudice on August 10, 2020. Briefing on defendants’ motion to dismiss was completed on September 28, 2020, and on April 1, 2021, the District Court granted Defendants’ motion in its entirety and dismissed the Second Consolidated Complaint with prejudice. The lead plaintiffs appealed, and briefing on the appeal was completed on October 7, 2021. The Third Circuit submitted the case on the briefs without oral argument on February 10, 2022. On July 21, 2022, the Third Circuit affirmed the District Court’s order of dismissal.

On July 15, 2021, a purported former Keryx stockholder filed a putative class action in the Supreme Court of the State of New York against Akebia, a current officer of Akebia (John P. Butler), a former officer of Akebia (Jason A. Amello), former directors of Akebia (Muneer A. Satter, Scott A. Canute, Michael D. Clayman, Maxine Gowen, Duane Nash, Ronald C. Renaud, Jr., and Michael S. Wyzga), a current director of Akebia (Cynthia Smith), a former director and officer of Keryx (Jodie P. Morrison), a former officer of Keryx (Scott A. Holmes) and former directors of Keryx (Michael Rogers, Kevin J. Cameron, Steven C. Gilman, Daniel P. Regan, Mark J. Enyedy, and Michael T. Heffernan, some of whom are current members of our Board of Directors). The action is captioned Loper v. Akebia Therapeutics, Inc., et al., or the Loper Action. The complaint in the Loper Action alleges that the registration statement filed in connection with the Merger contained allegedly false and misleading statements or failed to disclose certain allegedly material information in violation of Section 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended. It alleges, among other things, that Akebia failed to disclose heightened safety risks that allegedly threatened the prospects of the Phase 3 PRO2TECT clinical trial and the commercial viability of vadadustat. The complaint in the Loper Action seeks damages including interest thereon, an award of plaintiffs’ and the class’s costs and expenses, including counsel fees and expert fees, and rescission, disgorgement, or such other equitable or injunctive relief that the Court deems appropriate.

On August 16, 2021, another purported former Keryx stockholder filed a putative class action making substantially similar allegations and asserting the same claims as the Loper Action, also in the Supreme Court of the State of New York against Akebia and many of the same individual defendants named in the Loper Action. The action is captioned Panicho v. Akebia Therapeutics, Inc., et al., or the Panicho Action.

On September 13, 2021, the parties in the Loper Action and Panicho Action entered into a joint stipulation and proposed order, which provided for the consolidation of the two actions under the caption In re Akebia Therapeutics, Inc. Securities Litigation, or the Consolidated State Action. On October 27, 2021, plaintiffs filed a consolidated complaint in the Consolidated State Action. On January 10, 2022, defendants moved to dismiss the consolidated complaint in its entirety. Briefing on defendants’ motion to dismiss was completed on April 22, 2022. Oral argument is currently anticipated to be held before the end of 2022.

On March 14, 2022, a purported stockholder of Akebia filed a putative federal securities class action against Akebia as well as three present and former officers of Akebia in the U.S. District Court for the Eastern District of New York. The action is captioned Deputy v. Akebia Therapeutics, Inc., et al., No. 1:22-cv-01411, or the EDNY Action. The complaint in the EDNY Action alleges that defendants made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The alleged misstatements or omissions relate to heightened safety risks that allegedly threatened the prospects of the Phase 3 PRO2TECT clinical trial and the commercial viability of vadadustat. The complaint in the EDNY Action seeks damages including interest thereon, an award of plaintiffs’ and the class’s costs and expenses, including counsel fees and expert fees, or such other and further relief that the Court deems appropriate.

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

Investment in pharmaceutical product development and commercialization is highly speculative because it requires upfront capital expenditures and there is significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities and, following the merger, or the Merger, whereby Keryx Biopharmaceuticals, Inc., or Keryx, became a wholly owned subsidiary of ours, commercialization. We have financed our operations primarily through sales of equity securities, our strategic collaborations and, following the Merger, product revenues, a royalty monetization transaction and debt. Prior to the Merger, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We were profitable for the three months ended June 30, 2022, with net income of $29.3 million, however, we were not profitable for the six months ended June 30, 2022 and we have incurred net losses each year since our inception. As of June 30, 2022, we had an accumulated deficit of $1.5 billion. We cannot guarantee when, if ever, we will become profitable.

In March 2022, we received a CRL from the FDA regarding our NDA for vadadustat, our lead investigational product candidate, for the treatment of anemia associated with CKD. The FDA concluded that the data in the NDA do not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. We held an end of review conference with the FDA and are in the process of determining next steps. However, there can be no assurances that such conference or any future communications with the FDA will result in a clear path to approval of our NDA that is achievable in terms of clinical endpoints, time and cost. If we determine to pursue an additional clinical trial, there can be no assurances that the results of the trial will support a positive benefit-risk assessment. If we decide to appeal the issuance of the CRL, there can be no assurances that our request for appeal will be granted, or that, if granted, we will be successful in our appeal. As a result, the regulatory approval process for our NDA is highly uncertain. We may not obtain approval at all, and if we are able to obtain approval, the expense and time to do so could adversely impact our ability to successfully commercialize vadadustat or conduct our other business operations, and our financial condition could be materially harmed.

Our ability to generate product revenue and achieve profitability depends on the overall success of Auryxia(R), vadadustat, if approved, and any current or future product candidates, including those that may be in-licensed or acquired, which depends on several factors, including:

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
•addressing the issues identified in the CRL for vadadustat that we received from the FDA, including the results of the end of review conference and any future communications with the FDA;
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
•maintaining, protecting and expanding our portfolio of intellectual property rights, including patents and trade secrets; and
•the impact of the COVID-19 pandemic on the above factors, including the limitation of our sales professionals to meet in person with healthcare professionals as the result of travel restrictions or limitations on access for non-patients.

Our ability to achieve profitability also depends on our ability to manage our expenses. Following receipt of the CRL, in April and May 2022, we implemented a reduction of our workforce, by approximately 42% across all areas of the Company (47% inclusive of the closing of the majority of open positions), including several members of management. We recorded a restructuring charge of $14.5 million in the aggregate primarily related to contractual termination benefits including severance, non-cash stock-based compensation expense, healthcare and related benefits primarily in the quarter ended June 30, 2022. However, we may incur additional costs not currently contemplated due to events associated with or resulting from the workforce reduction. Additionally, the reduction in workforce could impact our operations, including our commercialization of Auryxia, which could affect our ability to generate revenue.

Even in light of the reduction in workforce, we expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition to any additional costs not currently contemplated due to events associated with or resulting from the workforce reduction noted above, our ability to achieve profitability and our financial position will depend, in part, on the rate of our future expenditures, on product revenue, collaboration revenue, and our ability to obtain additional funding. On June 30, 2022, we entered into a Termination and Settlement Agreement, or the Termination Agreement, with Otsuka Pharmaceutical Co. Ltd., or Otsuka, pursuant to which we agreed to the immediate termination of the December 18, 2016 collaboration and license agreement with Otsuka, or the Otsuka U.S. Agreement and the April 25, 2017 collaboration and license agreement with Otsuka, or the Otsuka International Agreement, in exchange for the payment of $55.0 million to us and the agreement between the parties with respect to the conduct of certain activities. Unless and until we are able to find a new partner for vadadustat in Europe and other countries previously licensed to Otsuka, we will incur additional expenses in connection with the development of vadadustat and will receive less collaboration and, if approved, product revenue than originally anticipated. In addition, we expect to continue to incur significant expenses if and as we:

•continue our commercialization activities for Auryxia and vadadustat, if we are able to obtain marketing approval for vadadustat following receipt of the CRL from the FDA in March 2022, and any other product or product candidate, including those that may be in-licensed or acquired;
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
•maintain marketing approvals for Auryxia and vadadustat, if we are able to obtain marketing approval for vadadustat following receipt of the CRL from the FDA in March 2022, and any other product, including those that may be in-licensed or acquired;
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
•continue to repay, and pay any associated pre-payment penalties, if applicable, the senior secured term loans in an aggregate principal amount of $100.0 million, or the Term Loans, that were made available to us pursuant to the Loan Agreement;
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

We will continue to incur substantial expenditures relating to continued commercialization and post-marketing requirements for Auryxia and vadadustat, if we are able to obtain marketing approval for vadadustat following receipt of the CRL from the FDA in March 2022, and any other products, including those that may be in-licensed or acquired, as well as costs relating to the research and development of any other product candidate, including those that may be in-licensed or acquired. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities, or if we otherwise believe it is necessary, to change our manufacturing processes or assays, to amend or replace our study protocols, to conduct any additional clinical trials, whether in order to obtain approval or as a post-approval study, including any additional clinical trial that we decide to conduct for vadadustat, to perform studies in addition to, different from or larger than those currently planned, if there are any delays in completing our clinical trials or if there are further delays in or issues with obtaining marketing approval for vadadustat in the United States, the European Union, or EU, or other jurisdictions. In addition, our ability to generate revenue would be negatively affected if the size of our addressable patient population is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we sought or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. Even though we generate product revenue from Auryxia and royalties from RionaTM and VafseoTM in Japan and may generate revenue and royalties from the sale of any products that may be approved in the future, including those that may be in-licensed or acquired, we may never generate revenue and royalties that are significant enough for us to become and remain profitable, and we will need to obtain additional funding to continue to fund our operating plan and achieve strategic growth.

We will require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed, or on acceptable terms, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

As of June 30, 2022, our cash and cash equivalents were $143.9 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia; engage with the FDA regarding our NDA for vadadustat in the U.S.; support the regulatory process with respect to vadadustat with the EMA and ACCESS Consortium; and develop and commercialize any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with research and development, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale. In addition, other unanticipated costs may arise. Because the outcomes of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete clinical development for any current or future product candidates, including vadadustat depending on what is required to address the issues identified in the CRL for vadadustat and if additional clinical trials are required in order to obtain marketing approval, or to complete post-marketing studies for Auryxia and vadadustat, if approved. Our future capital requirements depend on many factors, including:

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
•any difficulties or delays in conducting our clinical trials, or enrolling patients in our clinical trials, for Auryxia, vadadustat or any other product candidates;
•the outcome of our efforts to obtain marketing approval for vadadustat in the United States, Europe and in other jurisdictions and any other product candidates, including those that may be in-licensed or acquired, including any additional clinical trials or post-approval commitments imposed by regulatory authorities;
•the timing of, and the costs involved in obtaining, marketing approvals for vadadustat, including in the United States, Europe, China and certain other markets, and any other product candidate, including those that may be in-licensed or acquired, including to fund the preparation, filing and prosecution of regulatory submissions;
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

Furthermore, we expect to continue to incur costs associated with operating as a fully integrated, publicly traded biopharmaceutical company. Accordingly, we will need to obtain substantial additional funding to fund our operating plan beyond Auryxia and achieve strategic growth. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect our cash resources to fund our current operating plan through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. However, our operating plan includes assumptions pertaining to cost avoidance measures and the reduction of overhead costs that would result from the planned amendment of certain contractual arrangements, including with certain supply and collaboration partners, and the reduction of certain infrastructure costs. Because these cost avoidance initiatives and certain other elements of our operating plan are outside of our control, such as the planned amendment of certain contractual arrangements with certain supply and collaboration partners, and the reduction of certain infrastructure costs, there is uncertainty as to whether our cash resources will be adequate to support our operations for a period through at least the next twelve months from the date of issuance of these financial statements. In addition, if we fail to satisfy any of the covenants under our Loan Agreement with Pharmakon, including the covenant that our Annual Report on Form 10-K for the fiscal year ending December 31, 2022 not be qualified as to going concern, and the loan is accelerated, we may not have sufficient resources to fund our operating plan through the next twelve months. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by us or that additional funding will be available on terms acceptable to us, or at all.

Any additional fundraising efforts may divert our management’s attention away from their day-to-day activities, which may adversely affect our ability to develop and commercialize Auryxia and any other products or product candidates, including those that may be in-licensed or acquired, or to continue to seek regulatory approval for vadadustat. Also, additional funds may not be available to us in sufficient amounts or on acceptable terms or at all. If we are unable to raise additional capital in sufficient amounts when needed or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development and/or commercialization of Auryxia and any other products or product candidates, including those that may be in-licensed or acquired, or to take any actions with respect to vadadustat depending on future decisions with respect to vadadustat in the U.S. Any of these events could significantly harm our business, financial condition and prospects.

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

Pursuant to covenants in the Loan Agreement, as amended by the First Amendment and Waiver and the Second Amendment and Waiver, our Annual Reports on Form 10-K, must not be subject to any qualification as to going concern. If we do not satisfy the covenant as to going concern in any of the required filings, we will be in default under the Loan Agreement. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement, and we may not have the available cash resources to repay at such time. If we are required to repay additional amounts due under the Loan Agreement earlier than anticipated, it would have a material adverse effect on our business, results of operations and financial condition.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product and product candidates on unfavorable terms to us.

We expect to finance future cash needs through product revenue, royalty transactions, strategic transactions, public or private equity or debt transactions, or a combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, declare dividends, acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through royalty transactions, we may have to relinquish valuable rights to our portfolio and future revenue streams, and enter into agreements that would restrict our operations and strategic flexibility. If we raise additional funds through strategic transactions with third parties, we may have to do so at an earlier stage than otherwise would be desirable. In connection with any such strategic transactions, we may be required to relinquish valuable rights to our product and product candidates, future revenue streams or research programs or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may not be able to pursue planned development and commercialization activities and we may need to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On May 12, 2022, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market, referred to as the minimum bid price rule. In accordance with Nasdaq Listing Rules, we have an initial period of 180 calendar days, or until November 8, 2022, to regain compliance with the minimum bid price rule. If at any time before November 8, 2022 the bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, the Nasdaq Listing Qualifications Department staff will provide written notification to us that we are in compliance with the minimum bid price rule, unless the staff exercises its discretion to extend this 10-day period pursuant to the Nasdaq Listing Rules.

If we do not regain compliance with the minimum bid price rule by November 8, 2022, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the minimum bid price rule. To effect such a transfer, we would also need to pay an application fee to Nasdaq and would need to provide written notice to the Nasdaq Listing Qualifications Department staff of our intention to cure the deficiency during the additional compliance period.

If we do not regain compliance with the minimum bid price rule by the required date and we are not eligible for any additional compliance period at that time, the Nasdaq Listing Qualifications Department staff will provide us written notification that our common stock may be delisted. At that time, we may appeal the staff’s delisting determination to a Nasdaq Listing Qualifications Panel. We expect that our common stock would remain listed pending the panel’s decision. However, there can be no assurance that, even if we appeal the staff’s delisting determination to the Nasdaq Listing Qualifications Panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the minimum bid price rule, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the minimum bid price rule.

There are many factors that may adversely affect our minimum bid price, including those described throughout this section titled “Risk Factors.” Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the minimum bid price rule in the long term. Any potential delisting of our common stock from the Nasdaq Global Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from the Nasdaq Global Market would also make it more difficult for our stockholders to sell our common stock in the public market.

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

Because we have limited financial and managerial resources, especially as a result of the CRL for vadadustat that we received in March 2022 and the reduction in workforce that we implemented in April and May 2022, we focus on products, research programs and product candidates for specific indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications, or out license rights to product candidates, that later prove to have greater commercial potential. For example, as a result of receipt of the CRL and implementation of the reduction in workforce, we delayed certain research activities. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.

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

As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our portfolio, including through the merger, acquisition or in-license of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to the Merger and our existing and prior collaboration and license arrangements. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on favorable terms, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation and integration of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition. For example, on June 4, 2021, we entered into a license agreement, the Cyclerion Agreement, with Cyclerion Therapeutics Inc., or Cyclerion, pursuant to which Cyclerion granted us an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase, or sGC, stimulator. Although we have progressed pre-clinical studies for praliciguat, we may be unsuccessful in developing praliciguat. If any of the assumptions that we made in valuing the transaction, including the costs or timing of development of, or the potential benefits of, praliciguat, were incorrect, we may not recognize the anticipated benefits of the transaction and our business could be harmed.

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

We believe our revenue growth was negatively impacted by the COVID-19 pandemic in 2021 and the first two quarters of 2022 primarily as the CKD patient populations that we serve continue to experience both high hospitalization and mortality rates due to COVID-19. While we are unable to quantify the impact of the COVID-19 pandemic on future revenues and revenue growth, COVID-19 continues to adversely and disproportionately impact CKD patients; therefore, we expect COVID-19 to continue to have a negative impact on our revenue growth for the foreseeable future.

As a result of the COVID-19 pandemic, we adopted a flexible workplace policy allowing employees to work from home on a full or part-time basis, which may make it difficult for us to maintain our corporate culture and retain employees.

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

In addition, several healthcare facilities have previously restricted access for non-patients, including the members of our sales force. For example, DaVita, Inc., or DaVita, and Fresenius Medical Care, or Fresenius, which account for a vast majority of the dialysis population in the United States, have previously restricted access to their clinics. As a result, we continue to engage with some healthcare providers and other customers virtually, where possible. The restrictions on our customer-facing employees’ in-person interactions with healthcare providers have, and could continue to, negatively impact our access to healthcare providers and, ultimately, our sales, including with respect to vadadustat, if approved. Recently, such precautionary measures have been relaxed at certain healthcare facilities and, as a result, members of our sales force have resumed in person interactions with certain customers. Nevertheless, some restrictions remain, and more restrictions may be put in place again due to a resurgence in COVID-19 cases, including those involving new variants of COVID-19, which may be more contagious and more severe than prior strains of the virus. Given this uncertain environment and the disproportionate impact of the COVID-19 pandemic on CKD patients, we are actively monitoring the demand in the United States for Auryxia and will be for vadadustat, if approved, including the potential for further declines or changes in prescription trends and customer orders, which could have a material adverse effect on our business, results of operations, and financial condition.

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

We entered into the Loan Agreement with Pharmakon, pursuant to which the Term Loans were made available to us in two tranches. The first tranche of $80.0 million closed on November 25, 2019, and the second tranche of $20.0 million closed on December 10, 2020. See Note 11 to our condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our obligations under the Loan Agreement.

The Loan Agreement contains affirmative and negative covenants applicable to us and our subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold, which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia, which started in the fourth quarter of 2020. In addition, the Loan Agreement contains covenants that our Annual Reports on Form 10-K, must not be subject to any qualification as to going concern. Failure to maintain compliance with these or other covenants would result in an event of default under the Loan Agreement, which could result in enforcement action, including acceleration of amounts due under the Loan Agreement. Additionally, the liabilities under the Loan Agreement will be accelerated, subject to certain exceptions, if we are required to repay to Vifor Pharma all or a part of the working capital facility established in connection with the Second Amended and Restated License Agreement that we entered into with Vifor Pharma, in February 2022, or the Vifor Second Amended Agreement, as a result of certain terminations of the Vifor Second Amended Agreement or due to a reduction in the balance of the working capital facility by more than a prespecified amount.

Our obligation to repay the remaining principal on the Term Loans under the Loan Agreement become due and payable beginning in September 2022, and we do not believe that we will be entitled to extend the timing for repayment under the terms of the Loan Agreement. In the event there is an acceleration of our and certain of our subsidiaries’ liabilities under the Loan Agreement as a result of an event of default or otherwise, we may not have sufficient funds or may be unable to arrange for additional financing to repay the liabilities or to make any accelerated payments, and Pharmakon could seek to enforce security interests in the collateral securing the Loan Agreement and our guarantee of the Term Loans, which would have a material adverse effect on our business, financial condition and results of operations.

The Loan Agreement permits voluntary prepayment at any time in whole or in part, subject to prepayment premiums and make-whole premiums prior to certain dates. We made a voluntary prepayment of $25.0 million, including $0.5 million of prepayment penalties on July 15, 2022, pursuant to the Second Amendment and Waiver. This represented the repayment of $5.0 million of the first tranche and the full $20.0 million of the second tranche. Upon a change of control, mandatory prepayment provisions require us to prepay the principal amount outstanding, the applicable prepayment premium and make-whole premium and accrued and unpaid interest. In addition, our obligations in connection with the Loan Agreement could have additional significant adverse consequences, including, among other things:

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

If we obtain regulatory approval to market vadadustat in the U.S., we believe that we can leverage the current commercial foundation for vadadustat in the U.S., but if we are unable to do so successfully this would materially harm our business. Additionally, training a sales force to successfully sell and market a new commercial product is expensive and time-consuming and could delay any commercial launch of such product candidate. We may underestimate the size of the sales force required for a successful product launch and we may need to expand our sales force earlier and at a higher cost than we anticipated. In 2021 and early 2022, we incurred commercialization expenses for vadadustat that were premature or unnecessary as a result of the receipt of the CRL for vadadustat, and may in the future incur additional commercialization expenses prematurely or unnecessarily if we do not receive marketing approval in the timeframe we expect, or at all, we may have prematurely or unnecessarily incurred commercialization expenses.

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

Additionally, we may be required to enter into contracts with third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status and we may not be able to agree upon commercially reasonable terms with such third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, third party payors, PBMs and other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. Four distributors, Fresenius Medical Care Rx, McKesson Corporation, Cardinal Health, Inc. and Amerisource Bergen Drug Corporation, in the aggregate, accounted for a significant percentage of our gross accounts receivable as of June 30, 2022. If we are not able to maintain our arrangements with these key distributors on favorable terms, on a timely basis or at all, or if there is any adverse change in one or more of these distributors’ business practices or financial condition, it would adversely impact the market opportunity for Auryxia, our product revenues and operating results.

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

The development and commercialization of new drugs is highly competitive and subject to rapid and significant technological change. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the development and commercialization of Auryxia, vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired. Our objective is to continue to commercialize Auryxia and develop and commercialize new products with clinically proven efficacy, convenience, tolerability and/or safety. In many cases, any approved products that we commercialize will compete with existing, market-leading products.

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

In addition, in the United States, FibroGen filed an NDA for its product candidate, roxadustat, with the FDA, but the FDA issued a complete response letter indicating the FDA will not approve the NDA in its present form and requested that an additional clinical trial for roxadustat be conducted prior to resubmission of the NDA or additional response to the FDA's complete response letter. In Europe however, roxadustat is approved for the treatment of anemia in patients with CKD. Further, GSK filed an NDA for daprodustat, its product candidate for the treatment of anemia due to CKD, with the FDA in April 2022. If we obtain approval for vadadustat in the U.S., and roxadustat or daprodustat are also approved by the FDA, they will compete with vadadustat.

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

The commercialization of RionaTM and VafseoTM in Japan and our current and potential future efforts with respect to the development and commercialization of our products and product candidates outside of the United States subject us to a variety of risks associated with international operations, which could materially adversely affect our business.

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

Pursuant to the terms of the Termination Agreement with Otsuka, Otsuka has agreed to transfer to us the MAA for vadadustat in the EMA and ACCESS Consortium. In addition, we have conducted and in the future plan to conduct clinical trials outside of the United States for Auryxia, vadadustat and any other product or product candidate that may be in-licensed or acquired. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing Auryxia and vadadustat outside the United States, including, among others:

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
•compliance with laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, the UK Bribery Act or similar local regulation, the EU General Data Protection Regulation, or GDPR, and similar data protection laws, and tax, employment, immigration and labor laws;
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

We may be unable to successfully obtain approval of vadadustat or other product candidates, or to successfully complete clinical trials of Auryxia, vadadustat and other product candidates if the results of those trials and studies are not positive or are only modestly positive, or if there are concerns with the profile due to efficacy or safety. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, interim results of a clinical trial do not necessarily predict final results, and results of Phase 3 clinical trials for one indication may not be predictive of results of Phase 3 clinical trials for another indication. For example, we announced positive top-line results from INNO2VATE and vadadustat achieved the primary and key secondary efficacy endpoint in each of the two PRO2TECT studies, but the PRO2TECT program did not meet the primary major adverse cardiovascular event, or MACE, safety endpoint. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we may face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. In addition, in March 2022, we received a CRL for vadadustat indicating that the FDA had determined that it could not approve the NDA in its present form, thus delaying any potential approval of vadadustat. We held an end of review conference with the FDA and we are in the process of determining next steps. However, it is impossible to predict when or if vadadustat or any of our other product candidates will prove effective or safe in humans or will receive marketing approval or on what terms.

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

In addition, following receipt of the CRL, in April 2022, we were notified by the FDA that the FDA had placed a partial clinical hold on our clinical trials of vadadustat in pediatric patients with anemia due to chronic kidney disease in the United States. In addition, in May 2022, the Paediatric Committee of the European Medicines Agency recommended that we not initiate such clinical trials in the European Union until the safety issues identified by the FDA were addressed. As a result of the partial clinical hold and EMA’s recommendations, all activities in the United States and Europe for and related to our clinical trials of vadadustat in pediatric patients were suspended. Furthermore, we and our former collaboration partner, Otsuka, are currently conducting clinical trials to evaluate three times per week oral dosing of vadadustat for dialysis dependent patients with anemia due to chronic kidney disease. If foreign regulatory authorities, investigators or patients are worried about the safety of vadadustat as a result of the CRL or partial clinical hold or otherwise decide not to participate or continue in those trials, we may not be able to complete those studies in a timely basis, or at all.

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

With respect to the global PRO2TECT Phase 3 program, the incidence of treatment emergent adverse events during the ESA untreated patients study (Correction) in the vadadustat-treated patients was 90.9%, and 91.6% in darbepoetin alfa-treated patients. During the study, the most common treatment emergent adverse events reported in vadadustat/darbepoetin alfa-treated patients were end-stage renal disease (34.7%/ 35.2%), hypertension (17.7%/ 22.1.%), hyperkalemia (12.3.%/ 15.6%), urinary tract infection (12.9%/ 12.0%), diarrhea (13.9%/ 10.0%), peripheral oedema (12.5%/ 10.5%), fall (9.6%/ 10%) and nausea (10%/ 8.2%). Serious treatment emergent adverse events were 65.3% for vadadustat-treated patients and 64.5% for darbepoetin alfa-treated patients. The incidence of treatment emergent adverse events during the ESA-treated patients study (Conversion) in vadadustat treated patients was 89.1% and 87.7% in darbepoetin alfa-treated patients. During the study, the most common treatment emergent adverse events reported in vadadustat/darbepoetin alfa-treated patients were end-stage renal disease (27.5%/ 28.4%), hypertension (14.4%/ 14.8%), urinary tract infection (12.2%/ 14.5%), diarrhea (13.8.%/ 8.8.%), peripheral oedema (9.9%/ 10.1%) and pneumonia (10.0%/ 9.7%). Serious treatment emergent adverse events were 58.5% for vadadustat-treated patients and 56.6% for darbepoetin alfa-treated patients.

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

Pursuant to the Termination Agreement with Otsuka, subject to certain conditions, we have agreed with Otsuka to a schedule by which to transfer the marketing authorization application, or MAA, for vadadustat with the EMA from Otsuka to us. If such MAA transfer request is disapproved or not approved by the EMA within a specified timeframe, then Otsuka will have the right to withdraw such MAA. Upon receipt of approval from the EMA for the transfer of the MAA, Otsuka will assign and transfer to us such MAA, together with all other related regulatory submissions that are in the possession or control of Otsuka or any of its affiliates. Similarly, we have agreed with Otsuka to discuss a schedule by which the parties will work to transfer the MAA for vadadustat in each of the United Kingdom, Switzerland, and Australia. If we cannot agree with Otsuka on such schedule for work related to the transfer of such MAAs or if such MAA transfer requests are not approved by the relevant regulatory authorities within specified timeframes, then Otsuka will have the right to withdraw such MAAs. Upon approval by the relevant regulatory authority, Otsuka will assign and transfer to us each such MAA, together with all other related regulatory submissions that are in the possession or control of Otsuka or any of its affiliates submitted to or received from the relevant regulatory authorities in such jurisdiction.

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

In March 2022, we received a CRL from the FDA regarding our NDA for vadadustat for the treatment of anemia due to CKD. The FDA concluded that the data in the NDA do not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. We held an end of review conference with the FDA, and we are in the process of determining next steps. However, there can be no assurances that the conference will result in a clear path to approval of our NDA that is achievable in terms of clinical endpoints, time and cost. If we determine to pursue an additional clinical trial, there can be no assurances that the results of the trial will support a positive benefit-risk assessment. If we decide to appeal the issuance of the CRL, there can be no assurances that our appeal will be successful, or that, if successful, we will obtain approval for vadadustat on favorable terms, or at all. As a result, the regulatory approval process for our NDA is highly uncertain. We may not obtain approval at all, and if we are able to obtain approval, it may only be for patients with DD-CKD and, in any event, the expense and time to do so could adversely impact our ability to successfully commercialize vadadustat, and our financial condition could be materially harmed.

Further, vadadustat and any other product candidate may not receive marketing approval in the United States or the EU even if it is approved in other countries. For example, although vadadustat is approved in Japan for the treatment of anemia due to CKD in DD-CKD and NDD-CKD adult patients, such approval does not guarantee approval in the United States by the FDA or in the EU by the EMA for these indications or at all. In addition, while each regulatory authority makes their own assessment as to the safety and efficacy of a drug, FDA’s concern about the safety or efficacy of vadadustat or any other product candidate could impact the regulatory authority’s decision in another country.

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

In addition, the safety concerns associated with the current standard of care for the indications for which we are seeking marketing approval for vadadustat may affect the FDA’s, the EMA’s or other regulatory authorities’ review of the safety results of vadadustat. Additionally, these regulatory authorities may not agree with our assessment of adverse events. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that vadadustat will never obtain marketing approval in the United States or certain other jurisdictions or for some or all of the indications for which we seek approval. The FDA, the EMA or other regulatory authorities may delay, limit or deny approval of vadadustat for many reasons including, among others:

•we may not be able to demonstrate that vadadustat is safe and effective in treating adult patients with anemia due to CKD to the satisfaction of the relevant regulatory authority;
•the results of our clinical trials may only be modestly positive, or there may be concerns with the profile due to efficacy or safety;
•the results of our clinical trials may not meet the level of statistical or clinical significance required by the relevant regulatory authority for review and/or marketing approval;
•the relevant regulatory authority may disagree with our interpretation of data from our preclinical studies and clinical trials;
•the relevant regulatory authority may disagree with the number, design, size, conduct or implementation of our clinical trials;
•the relevant regulatory authority may not approve the formulation, labeling or specifications we request for vadadustat;
•the relevant regulatory authority may approve vadadustat or any other product candidate for use only in a small patient population or for fewer or more limited indications than we request;
•the relevant regulatory authority may require that we conduct additional clinical trials or repeat one or more clinical trials;
•the FDA or other relevant regulatory authority may require development of a REMS as a condition of approval or post-approval;
•the relevant regulatory authority may grant approval contingent on the performance of costly post-marketing clinical trials;
•the relevant regulatory authority's onsite inspections may be delayed due to the COVID-19 pandemic;
•we, or our CROs or other vendors, may fail to comply with GXP or fail to pass any regulatory inspections or audits;
•we or our third party manufacturers may fail to perform in accordance with the FDA’s or other relevant regulatory authority's cGMP requirements and guidance;
•the FDA may disagree with inclusion of data obtained from certain regions outside the United States to support the NDA for potential reasons such as differences in clinical practice from United States standards;
•the relevant regulatory authority could deem that our financial relationships with certain principal investigators constitute a conflict of interest, such that the data from those principal investigators may not be used to support our applications;
•as part of any future regulatory process, the FDA may ask an Advisory Committee to review portions of the NDA, the FDA may have difficulty scheduling an Advisory Committee meeting in a timely manner or, if convened, an FDA

Advisory Committee could recommend non-approval, conditions of approval or restrictions on approval, and the FDA may ultimately agree with the recommendations;
•the relevant regulatory authority’s review process and decision-making regarding vadadustat and any other product candidate may be impacted by the results of our and our competitors’ clinical trials and safety concerns of marketed products used to treat the same indications as the indications for which vadadustat and any other product candidate are being developed;
•the relevant regulatory authority may not approve the manufacturing processes or facilities of third party manufacturers with whom we contract; or
•the policies or regulations of the relevant regulatory authority may significantly change in a manner that renders our clinical data insufficient for approval or requires us to amend or submit new clinical protocols.

If we experience further delays in obtaining approval, or if we fail to obtain approval of vadadustat for some or all of the indications for which we have sought approval, the commercial prospects for vadadustat may be harmed and our ability to generate revenues will be materially impaired, which could have a material adverse effect on our business. For example, at the end of the review conference for vadadustat with the FDA, we focused solely on approval of vadadustat in adult dialysis patients with CKD.

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

Marketing approvals may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements or commitments for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or registries or observational studies. For example, in connection with the FDA approvals of Auryxia, we initially committed to the FDA to conduct certain post-approval pediatric studies of Auryxia under the Pediatric Research Equity Act of 2003, or PREA. With regard to the Hyperphosphatemia Indication for Auryxia, we committed to completing the post-approval pediatric study and submitting a final report to the FDA by December 31, 2019. With regard to our IDA Indication, we initially committed to completing the post-approval pediatric study and submitting a final report to the FDA by January 2023.With regard to the Hyperphosphatemia Indication, we did not complete and submit the post-marketing requirement pediatric clinical study report by December 31, 2019, and we received a notification of noncompliance with PREA. Our request to extend this deadline was denied, and the study is considered delayed. With regard to the IDA Indication, we did not meet a milestone relating to the post-approval pediatric study of Auryxia in a timely manner and received a notification from the FDA. Subsequently, the FDA agreed to extend the pediatric clinical study timelines for the IDA Indication. We subsequently communicated to the FDA that we would be delaying the start of the clinical trial to produce smaller size tablets. In response, the FDA issued a clinical hold until we manufacture the smaller tablets and provide the FDA with relevant information regarding the smaller sized product for review. The FDA lifted the clinical hold in June 2022, however, we are still in the process of manufacturing the smaller size tablets. If we are unable to complete these studies successfully, or have further delays in completing these studies, we will need to inform the FDA, have further discussions and, if the FDA finds that we failed to comply with pediatric study requirements, it could initiate proceedings to seize or enjoin the sale of Auryxia, which would have a material adverse impact on our ability to commercialize Auryxia and our ability to generate revenues from Auryxia.

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
•data privacy laws existing in the United States, the EU, the UK and other countries in which we operate, including the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, state privacy and data protection laws, such as the California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act of 2020, or CPRA, as well as state consumer protection laws, GDPR, any additional applicable EU member state data protection laws in force from time to time, the retained EU law version of the General Data Protection Regulation as saved into United Kingdom law by virtue of section 3 of the United Kingdom's European Union (Withdrawal) Act 2018, or the EU GDPR;
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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. In addition, under some relatively recent guidance from the FDA, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We intend to engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. Although we believe we have put in place a robust compliance program and processes designed to ensure that all such activities are performed in a legal and compliant manner, such program and processes may not be sufficient to deter or detect all violations.

In addition, if a company’s activities are determined to have violated the federal Anti-Kickback Statute, this can also give rise to liability under the federal False Claims Act and such violations can result in significant fines, criminal and civil remedies, and exclusion from Medicare and Medicaid. There is increased government focus on relationships between the pharmaceutical industry and physicians, pharmacies (especially specialty pharmacies), and other sources of referrals. Common industry activities, such as speaker programs, insurance assistance and support, relationships with foundations providing copayment assistance, and relationships with patient organizations and patients are receiving increased governmental attention. If any of our relationships or activities is determined to violate applicable federal and state anti-kickback laws, false claims laws, or other laws or regulations, the company and/or company executives, employees, and other representatives could be subject to significant fines and criminal sanctions, imprisonment, and potential exclusion from Medicare and Medicaid, and could harm our reputation or result in significant legal expenses and distraction of management.

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

In response to the COVID-19 pandemic, a number of companies in 2020 and 2021 announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Following a period of false starts, and temporary suspensions due to the omicron variant, the FDA announced on February 2, 2022 that it would resume domestic inspections beginning on February 7, 2022, and indicated that it would conduct foreign inspections beginning in April 2022 on a prioritized basis. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the United States may also impose similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Compliance with privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data when required, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, when required, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third party processors. The GDPR increases our obligations as a sponsor in clinical trials in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial patients and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and, as a result, increases the scrutiny that we should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data and permits EU member states to adopt further penalties for violations that are not subject to the administrative fines outlined in the GDPR.

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

Similar privacy and data security requirements are either in place or underway in the United States. There are a broad variety of data protection laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the CCPA, which went into effect on January 1, 2020, and the CPRA, which amends CCPA by expanding the scope and applicability, while also introducing new privacy protections, is creating similar risks and obligations as those created by GDPR. Because of this, we may need to engage in additional activities (e.g., data mapping) to identify the personal information we are collecting and the purposes for which such information is collected. In addition, we will need to ensure that our policies recognize the rights granted to consumers (as that phrase is broadly defined in the CCPA and can include business contact information). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with current and any future federal and state laws regarding privacy and security of personal information could expose us to fines and penalties. We also face a threat of potential consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

In addition, other legislative changes and regulatory have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031. However, pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and subsequent legislation, these Medicare sequester reductions were suspended and reduced through the end of June 2022 but with the full 2% cut resuming as of July 1, 2022. The American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, other legislative and regulatory changes have been proposed, but not yet adopted. For example, in July 2019, HHS proposed regulatory changes in kidney health policy and reimbursement. Any new legislative or regulatory changes may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for Auryxia or vadadustat, if approved, or the frequency with which Auryxia and vadadustat, if approved, is prescribed or used.

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

At the same time, the administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate. The American Rescue Plan Act of 2021, comprehensive COVID-19 relief legislation recently enacted under the current administration, includes a number of healthcare-related provisions, such as support to rural health care providers, increased tax subsidies for health insurance purchased through insurance exchange marketplaces, financial incentives to states to expand Medicaid programs and elimination of the Medicaid drug rebate cap effective in 2024. Congress continues to consider various legislative measures to limit the costs of prescription drugs, including authorizing Medicare to negotiate the prices of certain pharmaceuticals with manufacturers each year, capping beneficiary out-of-pocket Part D drug costs at $2,000 a year, and penalizing drug manufacturers for price hikes that outpace inflation.

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

We may not be able to maintain our collaborations for development and commercialization. For example, on May 13, 2022, Otsuka elected to terminate our collaboration agreements with them, and we subsequently negotiated the Termination Agreement with Otsuka. This termination by Otsuka may make it difficult for us to attract a new collaborator or adversely affect how we are perceived in scientific and financial communities. We plan to pursue a new partner to develop and commercialize vadadustat in the EMA and other territories previously licensed to Otsuka. If we are unsuccessful in entering into a new agreement in a timely manner, or at all, this termination may result in a need for additional capital and expansion of our internal capabilities to pursue further development or commercialization of the applicable products and product candidates, particularly the development and commercialization of vadadustat in the United States, Europe, China and certain other territories. Our current and any future collaborations may not be successful due to a number of important factors, including the following:

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

We will require substantial additional cash to fund the continued commercialization of Auryxia and the development and potential commercialization of any of our product candidates, including vadadustat, if approved, especially following the termination of our collaboration agreements with Otsuka. We may decide to enter into additional collaborations for the development and commercialization of vadadustat or Auryxia, both within and outside of the United States. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, divert management’s attention, or disrupt our business.

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

Pursuant to the Royalty Agreement with HCR, we sold to HCR our right to receive the Royalty Interest Payments payable to us under the MTPC Agreement, subject to the Annual Cap and the Aggregate Cap. After HCR receives Royalty Interest Payments equal to the Annual Cap in a given calendar year, we will receive 85% of the Royalty Interest Payments for the remainder of that year. After HCR receives Royalty Interest Payments equal to the Aggregate Cap, or we pay the Aggregate Cap to HCR (net of the Royalty Interest Payments already received by HCR), the Royalty Interest Payments will revert back to us, and HCR would have no further right to any Royalty Interest Payments. We received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement, and we are eligible to receive up to an additional $15.0 million under the Royalty Agreement if specified sales milestones are achieved for vadadustat in the territory covered by the MTPC Agreement, subject to the satisfaction of certain customary conditions.

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

We rely upon third parties to conduct all aspects of our product manufacturing and the loss of these manufacturers, their failure to supply us on a timely basis, or at all, or their failure to successfully carry out their contractual duties or comply with regulatory requirements, cGMP requirements, or guidance could cause delays in or disruptions to our supply chain and substantially harm our business.

We do not have any manufacturing facilities and do not expect to independently manufacture any product or product candidates. We currently rely, and expect to continue to rely, on third party manufacturers to produce all of our commercial, clinical and preclinical supply, including the vadadustat drug product that we supply to our collaboration partner, MTPC, for the Japanese market. Our reliance on third party manufacturers, who have control over the manufacturing process, increases the risk that we will not have or be able to maintain sufficient quantities of Auryxia and vadadustat or the ability to obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our and our partners' development or commercialization efforts.

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

•we are unsuccessful in maintaining our current supply arrangements for commercial quantities of Auryxia and vadadustat;
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

If the FDA, the EMA or other regulatory authorities do not approve the facilities being used to manufacture vadadustat, or if they withdraw any approval of the facilities being used to manufacture Auryxia or vadadustat, we may need to find alternative manufacturing facilities, which would significantly impact our ability to continue commercializing Auryxia or Vafseo in Japan, or develop, obtain marketing approval for or market vadadustat or our other product candidates, if approved.

Moreover, our failure or the failure of our third party manufacturers to comply with applicable regulations or guidance, or our failure to oversee or facilitate such compliance, could result in sanctions being imposed on us or our third party manufacturers, including, where applicable, clinical holds, fines, injunctions, civil penalties, delays in, suspension of or withdrawal of approvals, license revocation, seizures or recalls of Auryxia or Vafseo in Japan, operating restrictions, receipt of a Form 483 or warning letter, or criminal prosecutions, any of which could significantly and adversely affect the supply of Auryxia or vadadustat. For example, we previously conducted three limited, voluntary recalls of Auryxia. These and any other recalls or any supply, quality or manufacturing issues in the future and any related write-downs of inventory or other consequences could result in significant negative consequences, including reputational harm, loss of customer confidence, and a negative impact on our financials, any of which could have a material adverse effect on our business and results of operations, and may impact our ability to supply Auryxia, Vafseo in Japan or vadadustat for clinical and commercial use. Also, if our starting materials, drug substance or drug product are damaged or lost while in our or our third party manufacturers’ control, it may adversely impact our ability to supply Auryxia or vadadustat, and we may incur significant financial harm.

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

We rely upon third parties to conduct our clinical trials and certain of our preclinical studies. If they do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain or maintain marketing approval for Auryxia, vadadustat or any of our product candidates, and our business could be substantially harmed.

We do not have the ability to independently conduct certain preclinical studies and clinical trials. We are currently relying, and expect to continue to rely, upon third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our current and future preclinical studies and clinical trials. The third parties upon whom we rely may fail to perform effectively, or terminate their engagement with us, for a number of reasons, including the following:

•if they experience staffing difficulties;
•if we fail to communicate effectively or provide the appropriate level of oversight;
•if they undergo changes in priorities or corporate structure including as a result of a merger or acquisition or other transaction, or become financially distressed; or
•if they form relationships with other entities, some of which may be our competitors.

If the third parties upon whom we rely to conduct our trials fail to adhere to clinical trial protocols or to regulatory requirements, the quantity, quality or accuracy of the data obtained by the third parties may be compromised. We are exposed to risk of fraud or other misconduct by such third parties.

Any of these events could cause our preclinical studies and clinical trials, including post-approval clinical trials, to be extended, delayed, suspended, required to be repeated or terminated, or we may receive untitled warning letters or be the subject of an enforcement action, which could result in our failing to obtain and maintain marketing approval of vadadustat or any other product candidates on a timely basis, or at all, or fail to maintain marketing approval of Auryxia, or any other products, any of which would adversely affect our business operations. In addition, if the third parties upon whom we rely fail to perform effectively or terminate their engagement with us, we may need to enter into alternative arrangements, which could delay, perhaps significantly, the development and commercialization of vadadustat, if approved, or any other product candidates.

Even though we do not directly control the third parties upon whom we rely to conduct our preclinical studies and clinical trials and therefore cannot guarantee the satisfactory and timely performance of their obligations to us, we are nevertheless responsible for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal and regulatory requirements, including GXP requirements, and scientific standards, and our reliance on these third parties, including CROs, will not relieve us of our regulatory responsibilities. If we or any of our CROs, their subcontractors, or clinical or preclinical trial sites fail to comply with applicable GXP requirements, the clinical data generated in our trials may be deemed unreliable or insufficient, our clinical trials could be put on hold, and/or the FDA, the EMA or other regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical and preclinical trials must be conducted with drug product that meets certain specifications and is manufactured under applicable cGMP regulations. These requirements include, among other things, quality control, quality assurance, and the satisfactory maintenance of records and documentation.

We also rely upon third parties to store and distribute drug product for our clinical trials. For example, we use third parties to store product at various sites in the United States to distribute to our clinical trial sites. Any performance failure on the part of our storage or distributor partners could delay clinical development, marketing approval or commercialization, resulting in additional costs and depriving us of potential product revenue.

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

While our product candidates are in preclinical studies and clinical trials, we believe that the use of our product candidates in these preclinical studies and clinical trials in the United States falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e), which provides that it shall not be an act of infringement to make, use, offer to sell, or sell within the United States or import into the United States a patented invention solely for uses reasonably related to the development and submission of information to the FDA. There is an increased possibility of a patent infringement claim against us with respect to commercial products. Our portfolio includes one commercial product, Auryxia. We received a CRL from the FDA regarding our NDA for vadadustat in March 2022, and we subsequently held an end of review conference with the FDA, and, if in the future vadadustat is approved, vadadustat could be commercialized. We attempt to ensure that our products and product candidates and the methods we employ to manufacture them, as well as the methods for their use which we intend to promote, do not infringe other parties’ patents and other proprietary rights. There can be no assurance they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.

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

Furthermore, replacing executives, senior managers and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, obtain and/or maintain marketing approval of and commercialize Auryxia, vadadustat and other product candidates. Our future financial performance and our ability to develop, obtain and/or maintain marketing approval of and commercialize Auryxia and vadadustat and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to hire, train, integrate, and retain additional qualified personnel with sufficient experience. We may be unable to hire, train, retain or motivate these personnel on acceptable terms given the intense competition among numerous biopharmaceutical companies for similar personnel, particularly in our geographic region.

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

Following receipt of the CRL, in April and May 2022, we implemented a reduction in workforce by approximately 42% across all areas of our company (47% inclusive of the closing of the majority of open positions), including several members of management. The reduction in workforce reflects our determination to refocus our strategic priorities around our commercial product, Auryxia, and our development portfolio, and was the first step in a cost savings plan to significantly reduce our expense profile in line with being a single commercial product company. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. We recorded a restructuring charge of approximately $14.5 million in the aggregate primarily related to contractual termination benefits including severance, non-cash stock-based compensation expense, healthcare and related benefits primarily in the quarter ended June 30, 2022. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future.

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

In our day-to-day operations, we may encounter difficulties in managing the size of our operations as well as challenges associated with managing our business. We have strategic collaborations for the commercialization of Riona and the development and commercialization of vadadustat, which is now being marketed under the trade name VafseoTM by our collaboration partner, MTPC, in Japan. Additionally, in the United States, we have a strategic relationship with Vifor Pharma related to the commercialization of vadadustat, if approved. As our operations continue, we expect that we will need to manage our current relationships and enter into new relationships, especially in light of the termination of our collaboration agreements with Otsuka, with various strategic collaborators, consultants, vendors, suppliers and other third parties. These relationships are complex and create numerous risks as we deal with issues that arise.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to maintain or implement required new or improved controls, or difficulties encountered in implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any testing by our independent registered public accounting firm, which became required for us as of December 31, 2019, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. As of December 31, 2019, management and our independent registered public accounting firm concluded that our internal control over financial reporting relating to our inventory process was not effective because of a material weakness due to our failure to design and maintain effective controls over the completeness, accuracy and presentation and disclosure of inventory. Despite remediation efforts we undertook during fiscal 2020 and 2021 and continue to make, our management and independent registered public accounting firm concluded that, as of June 30, 2022, our internal control over financial reporting relating to our inventory process was not effective because we did not maintain effective controls related to the review of inventory reconciliations, the validation of the inventory costing, the periodic assessment of excess and obsolete inventory related reserves and verification that the existence of all inventories subject to physical inventory counts were correctly counted. Additionally, as revised and enhanced controls need to be in operation for a sufficient period of time and be tested to ensure that the controls are operating as designed, management has concluded that the material weakness cannot be considered remediated as of June 30, 2022. Although we have initiated remediation measures to address the material weakness, we cannot provide assurance that we will be able to correct this material weakness in a timely manner or that our remediation efforts will be adequate to allow us to conclude that our internal controls will be effective in the future. Even if this material weakness is remediated in the future, our internal control over financial reporting could in the future have additional material weaknesses, deficiencies or conditions that could require correction or remediation.

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

We conducted our global clinical trials for vadadustat, and may in the future conduct additional trials, in countries where corruption is prevalent, and violations of any of these laws by our personnel or by any of our vendors or agents, such as our CROs or CMOs, could have a material adverse impact on our clinical trials and our business and could result in criminal or civil fines and sanctions. We are subject to complex laws that govern our international business practices. These laws include the FCPA, which prohibits U.S. companies and their intermediaries, such as CROs or CMOs, from making improper payments to foreign government officials for the purpose of obtaining or keeping business or obtaining any kind of advantage for the company. The FCPA also requires companies to keep accurate books and records and maintain adequate accounting controls. A number of past and recent FCPA investigations by the Department of Justice and the SEC have focused on the life sciences sector.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. Some of the countries in which we have conducted clinical trials and in which we have CMOs have a history of corruption, which increases our risks of FCPA violations. In addition, the FCPA presents unique challenges in the pharmaceutical industry because in many countries’ hospitals are operated by the government, and doctors and other hospital employees are considered foreign government officials. Certain payments made by pharmaceutical companies, or on their behalf by CROs, to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Additionally, the UK Bribery Act applies to our global activities and prohibits bribery of private individuals as well as public officials. The UK Bribery Act prohibits both the offering and accepting of a bribe and imposes strict liability on companies for failing to prevent bribery, unless the company can show that it had “adequate procedures” in place to prevent bribery. There are also local anti-bribery and anti-corruption laws in countries where we have conducted clinical trials, and many of these also carry the risk of significant financial or criminal penalties.

We are also subject to trade control regulations and trade sanctions laws that restrict the movement of certain goods, currency, products, materials, services and technology to, and certain operations in, various countries or with certain persons. Our ability to transfer commercial and clinical product and other clinical trial supplies, and for our employees, independent contractors, principal investigators, CROs, CMOs, consultants and vendors ability to travel, between certain countries is subject to maintaining required licenses and complying with these laws and regulations.

Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. This could include violations of HIPAA, other U.S. federal and state laws, and requirements of non-U.S. jurisdictions, including the GDPR. We are also exposed to risks in connection with any insider trading violations by employees or others affiliated with us.

The internal controls, policies and procedures, and training and compliance programs we have implemented to deter prohibited practices may not be effective in preventing our employees, contractors, consultants, agents or other representatives from violating or circumventing such internal policies or violating applicable laws and regulations. The failure to comply with laws governing international business practices may impact any future clinical trials, result in substantial civil or criminal penalties for us and any such individuals, including imprisonment, suspension or debarment from government contracting, withdrawal of our products, if approved, from the market, or being delisted from The Nasdaq Global Market. In addition, we may incur significant costs in implementing sufficient systems, controls and processes to ensure compliance with the aforementioned laws. The laws and regulations referenced above may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements that could adversely affect our business.

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

As of June 30, 2022, we had approximately $145.2 million in the aggregate of goodwill and a definite lived intangible asset from the Merger. In accordance with generally accepted accounting principles, or GAAP, we are required annually, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill and our definite lived intangible assets when indicators of impairment are present. Events giving rise to impairment of goodwill or intangible assets are an inherent risk in the pharmaceutical industry and often cannot be predicted.

Conditions that could indicate impairment and necessitate such a review include, but are not limited to, Auryxia’s commercial performance, our inability to execute on our strategic initiatives, the deterioration of our market capitalization such that it is significantly below our net book value, a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action or assessment by a regulator. To the extent we conclude that goodwill and/or definite lived intangible assets have become impaired, we may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on our future operating results and financial position. For example, in the second quarter of 2020, in connection with a routine business review, we reduced our short-term and long-term Auryxia revenue forecast. This reduction was primarily driven by the impact of the September 2018 CMS decision that Auryxia would no longer be covered by Medicare for the treatment of the IDA Indication. While this decision does not impact CMS coverage for the use of Auryxia for the control of serum phosphorus levels in adult patients with CKD on dialysis, or the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use of Auryxia for the Hyperphosphatemia Indication. As a result, we recorded an impairment charge of $115.5 million during the three months ended June 30, 2020, which was entirely allocated to our only intangible asset, the developed product rights for Auryxia, and made a corresponding adjustment to the estimated useful life of the developed product rights for Auryxia, which we again adjusted during the three months ended December 31, 2020. The estimates, judgments and assumptions used in our impairment testing, and the results of our testing, are discussed in Note 9 to our consolidated financial statements in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q. If these estimates, judgments and assumptions change in the future, including if the Auryxia asset group does not meet its current forecasted projections, additional impairment charges related to goodwill or our intangible asset could be recorded in the future and additional corresponding adjustments may need to be made to the estimated useful life of the developed product rights for Auryxia, which could materially impact our financial position, certain of our material agreements, and our future operating results.

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

As a public company, we operate in a demanding regulatory environment, and we have and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and certain corporate governance practices. In particular, our compliance with Section 404 of the Sarbanes-Oxley Act has required and will continue to require that we incur substantial accounting-related expenses and expend significant management efforts. Our testing, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner. If we are not able to comply with the requirements of the Sarbanes-Oxley Act, we could be subject to sanctions or investigations by the SEC, the Nasdaq Global Market or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our securities. Furthermore, if we cannot provide reliable financial reports or prevent fraud, including as a result of remote working by our employees which has increased since the beginning of the COVID-19 pandemic, our business and results of operations would likely be materially and adversely affected.

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

We are currently subject to legal proceedings, including those described in Part II, Item 1 in this Quarterly Report on Form 10-Q, and additional claims may arise in the future. In addition, securities class action and derivative lawsuits and other legal proceedings are often brought against companies for any of the risks described in this Quarterly Report on Form 10-Q following a decline in the market price of their securities. There is a securities class action lawsuit filed in federal court and ongoing putative class action lawsuits in state court, each filed by purported Keryx stockholders challenging the disclosures made in connection with the Merger, including those that relate to vadadustat’s safety, approvability and commercial viability. In connection with any litigation or other legal proceedings, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. Monetary damages or any other adverse judgment would have a material adverse effect on our business and financial position. In addition, if other resolution or actions taken as a result of legal proceedings were to restrain our ability to operate or market our products and services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We could also suffer an adverse impact on our reputation, negative publicity and a diversion of management’s attention and resources, which could have a material adverse effect on our business.

Risks Related to our Common Stock

Our stock price has been and may continue to be volatile, which could result in substantial losses for holders or future purchasers of our common stock and lawsuits against us and our officers and directors.

Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated biopharmaceutical companies specifically have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Global Market has ranged from a low of $0.30 on May 24, 2022 to a high of $31.00 on June 20, 2014. The daily closing market price for our common stock has varied between a high price of $0.67 on April 1, 2022 and a low price of $0.32 on May 24, 2022 in the three-month period ending on June 30, 2022. During this time, the price of our common stock has ranged from an intra-day low of $0.30 per share to an intra-day high of $0.72 per share. From July 1, 2022 through the date of this Quarterly Report on Form 10-Q, the daily closing market price for our common stock has varied between a high price of $0.46 on July 8, 2022 and a low price of $0.37 on August 2, 2022. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, including, among others, developments related to and results of our research or clinical trials, developments related to our regulatory submissions and meetings with regulatory authorities, in particular as it relates to vadadustat, commercialization of Auryxia, vadadustat, if and as approved in the U.S. and foreign markets including Europe, and any other product candidates, announcements by us or our competitors of significant transactions or strategic collaborations, negative publicity around Auryxia or vadadustat, regulatory or legal developments in the United States and other countries, developments or disputes concerning our intellectual property, the recruitment or departure of key personnel including as a result of our recent reduction in workforce, actual or anticipated changes in estimates as to financial results, changes in the structure of healthcare payment systems, market conditions in the biopharmaceutical sector and other factors beyond our control. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it.

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

As of June 30, 2022 and based on the amounts reported in the most recent filings made under Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Vanguard Group, or Vanguard, beneficially owned just under 10.0% of our outstanding shares of common stock, State Street Corporation, or State Street, beneficially owned approximately 6.4% of our outstanding shares of common stock and Vifor Pharma beneficially owned approximately 4.1% of our outstanding shares of common stock. By selling a large number of shares of common stock, Vanguard or State Street could cause the price of our common stock to decline. The shares beneficially owned by Vifor Pharma have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder, but if they are registered in the future, those shares would become freely tradable and, if a large portion of such shares are sold, could cause the price of our common stock to decline.

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

As of June 30, 2022, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the quarter ended June 30, 2022, we did not have any sales of unregistered securities.

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

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on March 28, 2014).

10.1	Form of Officer Retention Letter Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on May 9, 2022).

10.2#
Form of Retention and Separation Agreement for Michel Dahan and Nicole R. Hadas (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on May 9, 2022).

10.3	Separation Agreement with Dell Faulkingham, dated May 5, 2022 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on May 9, 2022).

10.4
Open Market Sale AgreementSM, dated April 7, 2022, by and between Akebia Therapeutics, Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (001-36352), filed on April 7, 2022).

10.5*	Retention Agreement with David Spellman, dated June 22, 2022.

10.6*	Form of Officer Restricted Stock Unit Award Agreement under 2014 Incentive Plan (Retention Awards).

10.7*	Form of Officer Non-Statutory Stock Option Agreement under 2014 Incentive Plan (Retention Awards).

10.8*#	Termination and Settlement Agreement, dated June 30, 2022, by and between the Company and Otsuka Pharmaceutical Co. Ltd.

10.9*#	Second Amendment and Waiver, dated July 15, 2022, by and among the Company, Biopharma Credit plc, BCPR Limited Partnership and Biopharma Credit Investments V (Master) LP.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed, or submitted electronically, herewith
# Indicates portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: August 4, 2022	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ David A. Spellman
David A. Spellman
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 4, 2022	By:	/s/ Violetta Cotreau
Violetta Cotreau
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)