Form 10-Q
period 2022-09-30
Akebia Therapeutics, Inc.
filed 2022-11-03
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

Outstanding at October 31, 2022
183,962,083

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
•our expectations regarding our participation in a meeting with the U.S. Food and Drug Administration, or FDA, to discuss our Formal Dispute Resolution Request, or FDRR, with respect to the development of vadadustat, if any, following our receipt of a complete response letter to our new drug application for vadadustat for the treatment of anemia due to chronic kidney disease in adult patients, including the timing of a potential response to the FDRR from the FDA;
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
•Our independent registered public accounting firm included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K. Any future concerns relating to our ability to continue as a going concern would materially adversely affect us.
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
•Conducting clinical trials outside of the United States, as we have done historically and as we may decide to do in the future, presents additional risks and complexities and, if we decide to conduct a clinical trial outside of the United States in the future, we may not complete such trials successfully, in a timely manner, or at all, which could affect our ability to obtain regulatory approvals.
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

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$144,761	$149,800
Inventory	40,039	38,195
Accounts receivable, net	23,094	50,875
Prepaid expenses and other current assets	29,618	33,140
Total current assets	237,512	272,010
Property and equipment, net	5,622	6,754
Operating lease assets	30,337	33,852
Goodwill	55,053	55,053
Other intangible assets, net	81,095	108,127
Other assets	26,275	49,754
Total assets	$435,894	$525,550
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$19,708	$33,588
Accrued expenses and other current liabilities	87,364	104,456
Short-term deferred revenue	1,265	20,906
Current portion of refund liability to customer	13,681	—
Current portion of long-term debt	65,947	97,543
Total current liabilities	187,965	256,493
Deferred revenue, net of current portion	43,296	21,474
Operating lease liabilities, net of current portion	30,683	33,703
Derivative liability	760	1,820
Liability related to sale of future royalties, net	58,236	53,079
Refund liability to customer, net of current portion	26,788	—
Other non-current liabilities	74,313	82,525
Total liabilities	422,041	449,094
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock $0.00001 par value; 350,000,000 shares authorized at September 30, 2022 and December 31, 2021; 183,951,583 and 177,000,963 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2	1
Additional paid-in capital	1,559,206	1,536,800
Accumulated other comprehensive loss	6	6
Accumulated deficit	(1,545,361)	(1,460,351)
Total stockholders' equity	13,853	76,456
Total liabilities and stockholders' equity	$435,894	$525,550

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$42,239	$36,753	$127,390	$100,120
License, collaboration and other revenue	6,725	12,003	110,032	53,853
Total revenues	48,964	48,756	237,422	153,973
Cost of goods sold:
Product	28,936	6,933	60,859	76,012
Amortization of intangibles	9,011	9,011	27,032	27,032
Total cost of goods sold	37,947	15,944	87,891	103,044
Operating expenses:
Research and development	27,350	40,471	97,210	118,296
Selling, general and administrative	30,918	46,357	108,052	129,336
License expense	743	870	2,323	2,460
Restructuring	180	—	14,711	—
Total operating expenses	59,191	87,698	222,296	250,092
Operating loss	(48,174)	(54,886)	(72,765)	(199,163)
Other income (expense):
Interest expense	(3,952)	(5,085)	(14,051)	(14,853)
Other income	1,167	427	2,712	1,854
Loss on extinguishment of debt	(906)	—	(906)	—
Net loss	$(51,865)	$(59,544)	$(85,010)	$(212,162)
Net loss per share - basic and diluted	$(0.28)	$(0.34)	$(0.47)	$(1.30)
Weighted-average number of common shares - basic and diluted	183,882,446	173,782,151	182,375,443	163,050,769
Comprehensive loss:
Net loss	$(51,865)	$(59,544)	$(85,010)	$(212,162)
Other comprehensive loss - unrealized loss on debt securities	—	—	—	(7)
Total comprehensive loss	$(51,865)	$(59,544)	$(85,010)	$(212,169)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock
	Number of Shares	$0.00001 Par Value	Additional Paid-In Capital	Unrealized Gain/(Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2020	148,074,085	$1	$1,425,115	$13	$(1,177,511)	$247,618
Issuance of common stock, net of issuance costs	9,228,017	1	29,497	—	—	29,498
Proceeds from sale of stock under employee stock purchase plan	154,276	—	367	—	—	367
Stock-based compensation expense	—	—	5,992	—	—	5,992
Restricted stock unit vesting	1,063,711	—	—	—	—	—
Unrealized loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(69,580)	(69,580)
Balance at March 31, 2021	158,520,089	$2	$1,460,971	$9	$(1,247,091)	$213,891
Issuance of common stock, net of issuance costs	10,446,160	—	37,266	—	—	37,266
Stock-based compensation expense	—	—	6,515	—	—	6,515
Restricted stock unit vesting	685,174	—	—	—	—	—
Unrealized loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(83,038)	(83,038)
Balance at June 30, 2021	169,651,423	$2	$1,504,752	$6	$(1,330,129)	$174,631
Issuance of common stock, net of issuance costs	4,730,466	—	16,092	—	—	16,092
Proceeds from sale of stock under employee stock purchase plan	152,917	—	379	—	—	379
Share-based compensation expense	—	—	5,592	—	—	5,592
Restricted stock unit vesting	17,183	—	—	—	—	—
Net loss	—	—	—	—	(59,544)	(59,544)
Balance at September 30, 2021	174,551,989	$2	$1,526,815	$6	$(1,389,673)	$137,150

Balance at December 31, 2021	177,000,963	$1	$1,536,800	$6	$(1,460,351)	$76,456
Issuance of common stock, net of issuance costs	4,404,600	1	7,177	—	—	7,178
Proceeds from sale of stock under employee stock purchase plan	191,146	—	367	—	—	367
Stock-based compensation expense	—	—	4,536	—	—	4,536
Restricted stock unit vesting	1,789,326	—	—	—	—	—
Net loss	—	—	—	—	(62,421)	(62,421)
Balance at March 31, 2022	183,386,035	$2	$1,548,880	$6	$(1,522,772)	$26,116
Stock-based compensation expense	—	—	6,841	—	—	6,841
Exercise of options	142,440	—	67	—	—	67
Restricted stock unit vesting	176,179	—	—	—	—	—
Net income	—	—	—	—	29,276	29,276
Balance at June 30, 2022	183,704,654	$2	$1,555,788	$6	$(1,493,496)	$62,300
Share-based compensation expense	—	—	3,375	—	—	3,375
Proceeds from sale of stock under employee stock purchase plan	144,000	—	43	—	—	43
Restricted stock unit vesting	102,929	—	—	—	—	—
Net loss	—	—	—	—	(51,865)	(51,865)
Balance at September 30, 2022	183,951,583	$2	$1,559,206	$6	$(1,545,361)	$13,853

See accompanying notes to unaudited condensed consolidated financial statements

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Operating activities:
Net loss	$(85,010)	$(212,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,246	1,485
Amortization of intangibles	27,032	27,032
Amortization of premium/discount on investments	—	(15)
Non-cash interest expense related to sale of future royalties	6,352	6,779
Non-cash royalty revenue related to sale of future royalties	(1,195)	(425)
Non-cash collaboration revenue	(9,550)	—
Non-cash R&D expense	3,941	—
Non-cash interest expense	1,467	852
Non-cash operating lease expense	(1,818)	(1,415)
Non-cash loss on extinguishment of debt	406	—
Fair value step-up of inventory sold or written off	—	21,575
Write-down of inventory	10,002	7,126
Change in excess inventory purchase commitments	12,422	15,376
Stock-based compensation	14,808	18,099
Change in fair value of derivative liability	(1,060)	(490)
Changes in operating assets and liabilities:
Accounts receivable	27,781	(22,837)
Inventory	1,405	(35,282)
Prepaid expenses and other current assets	9,131	(25,020)
Other long-term assets	14,817	4,728
Accounts payable	(17,420)	(14,933)
Accrued expense	(22,364)	15,099
Operating lease liabilities	1,771	1,173
Deferred revenue	2,181	3,098
Other non-current liabilities	(14,820)	—
Net cash used in operating activities	(18,475)	(190,157)
Investing activities:
Purchase of equipment	(114)	(59)
Proceeds from the maturities of available for sale securities	—	40,000
Net cash (used in) provided by investing activities	(114)	39,941
Financing activities:
Proceeds from sale of future royalties, net	—	44,783
Proceeds from refund liabilities to customers	40,000	—
Proceeds from the issuance of common stock, net of issuance costs	7,122	82,799
Proceeds from the sale of stock under employee stock purchase plan	410	746
Proceeds from the exercise of stock options	67	—
Payments on debt	(33,000)	—
Net cash provided by financing activities	14,599	128,328
(Decrease) in cash, cash equivalents, and restricted cash	(3,990)	(21,888)
Cash, cash equivalents, and restricted cash at beginning of the period	151,839	231,132
Cash, cash equivalents, and restricted cash at end of the period	$147,849	$209,244
Non-cash financing activities
Unpaid offering costs	$—	$57

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

Vadadustat, the Company’s lead investigational product candidate, is an investigational oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor designed to mimic the physiologic effect of altitude on oxygen availability. On March 29, 2022, the Company received a complete response letter, or CRL, from the FDA. The CRL provided that the FDA had completed its review of the Company's new drug application, or NDA, for vadadustat for the treatment of anemia due to CKD in adult patients and had determined that it could not approve the NDA in its present form. In July 2022, the Company held an end of review meeting with the FDA to inform the Company's next steps with respect to the potential U.S. approval of vadadustat, if any, and in October 2022, the Company submitted a Formal Dispute Resolution Request, or FDRR, with the FDA. The FDRR focuses on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult patients on dialysis in light of safety concerns expressed by the FDA in the CRL related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. On May 12, 2022, the Company received notice from its former collaboration partner, Otsuka Pharmaceutical Co. Ltd., or Otsuka, that Otsuka had elected to terminate the Collaboration and License Agreement dated December 18, 2016, or the Otsuka U.S. Agreement, and the Collaboration and License Agreement dated April 25, 2017, or the Otsuka International Agreement. On June 30, 2022, the Company and Otsuka entered into a Termination and Settlement Agreement, or the Termination Agreement, pursuant to which, among other things, the Company and Otsuka agreed to terminate the Otsuka U.S. Agreement and the Otsuka International Agreement as of June 30, 2022 (see Note 4 for further details). In October 2021, Otsuka submitted a Marketing Authorization Application, or MAA, for vadadustat for the treatment of anemia due to CKD in adult patients with DD-CKD and NDD-CKD to the European Medicines Agency, or EMA. In connection with the Termination Agreement, Otsuka transferred the MAA for vadadustat with the EMA to the Company. Vadadustat is approved in Japan as a treatment for anemia due to CKD in both DD-CKD and NDD-CKD patients under the trade name VafseoTM, and marketed and sold in Japan by Mitsubishi Tanabe Pharma Corporation, or MTPC.

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

As of September 30, 2022, the Company had cash and cash equivalents of approximately $144.8 million. The Company believes that its cash resources will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. However, the Company's operating plan includes assumptions pertaining to cost avoidance measures and the reduction of overhead costs that would result from the planned amendment of contractual arrangements with certain supply and collaboration partners, and the reduction of operating expenses. Therefore, because these cost avoidance measures and certain other elements of the Company's operating plan are outside of its control, including the planned amendment of contractual arrangements with certain supply and collaboration partners, and the reduction of operating expenses, there is uncertainty as to whether the Company's cash resources will be adequate to support its operations for a period through at least the next twelve months from the date of issuance of these financial statements.

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

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plans to alleviate the conditions that raise substantial doubt through cost avoidance measures, including amending contractual arrangements with certain supply and collaboration partners, and reducing operating expenses, for the Company to continue as a going concern for a period of twelve months from the date the financial statements are issued. However, the Company has concluded that the likelihood that its plan to extend its cash runway from one or more of these approaches will be successful, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about its ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

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

In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any other future period.

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

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K and are updated below as necessary.
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

3.Product Revenue and Reserves for Variable Consideration
To date, the Company’s only source of product revenue has been from the U.S. sales of Auryxia. Total net product revenue was $42.2 million and $36.8 million for the three months ended September 30, 2022 and 2021, respectively, and $127.4 million and $100.1 million for the nine months ended September 30, 2022 and 2021, respectively. The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2022 and 2021 (in thousands):

	Chargebacks and Discounts	Rebates, Fees and other Deductions	Returns	Total
Balance at December 31, 2021	$1,278	$26,625	$475	$28,378
Current provisions related to sales in current year	8,592	64,322	3,692	76,606
Adjustments related to prior year sales	(248)	33	—	(215)
Credits/payments made	(8,194)	(65,611)	(3,669)	(77,474)
Balance at September 30, 2022	$1,428	$25,369	$498	$27,295

Balance at December 31, 2020	$802	$39,912	$649	$41,363
Current provisions related to sales in current year	8,911	105,432	4,866	119,209
Adjustments related to prior year sales	(1)	(1,590)	—	(1,591)
Credits/payments made	(8,593)	(99,518)	(4,979)	(113,090)
Balance at September 30, 2021	$1,119	$44,236	$536	$45,891

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

Accounts receivable, net related to product sales was approximately $24.0 million and $24.6 million as of September 30, 2022 and December 31, 2021, respectively.

4.License, Collaboration and Other Significant Agreements
During the three and nine months ended September 30, 2022 and 2021, the Company recognized the following revenues from its license, collaboration and other significant agreements and had the following deferred revenue balances as of September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
License, Collaboration and Other Revenue:	(in thousands)		(in thousands)
MTPC Agreement	$5,487	$2,555	$13,885	$7,167
Otsuka U.S. Agreement	—	6,144	86,773	28,988
Otsuka International Agreement	—	1,860	5,503	13,532
Total Proportional Performance Revenue	$5,487	$10,559	$106,161	$49,687
JT and Torii	1,238	1,444	3,871	4,093
MTPC Other Revenue	—	—	—	73
Total License, Collaboration and Other Revenue	$6,725	$12,003	$110,032	$53,853

	September 30, 2022
	Short-Term	Long-Term	Total
Deferred Revenue:	(in thousands)
MTPC Agreement	$1,265	$—	$1,265
Vifor Pharma Agreement	—	43,296	43,296
Total	$1,265	$43,296	$44,561

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended September 30, 2022 and 2021 (in thousands):

Nine Months Ended September 30, 2022	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$19,094	$92,612	$(109,836)	$1,870
Prepaid expenses and other current assets	$4,309	$9,550	$(8,250)	$5,609
Contract liabilities:
Deferred revenue	$42,380	$66,307	$(64,126)	$44,561
Accounts payable	$3,171	$—	$(3,171)	$—
Accrued expenses and other current liabilities	$—	$—	$—	$—

Nine Months Ended September 30, 2021
Contract assets:
Accounts receivable(1)	$3,045	$38,795	$(20,427)	$21,413
Prepaid expenses and other current assets	$1,722	$1,725	$(5)	$3,442
Contract liabilities:
Deferred revenue	$40,559	$65,890	$(62,792)	$43,657
Accounts payable	$7,227	$—	$(7,227)	$—
Accrued expenses and other current liabilities	$10,000	$—	$—	$10,000

(1)Excludes accounts receivable from other services related to clinical and regulatory activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement as of September 30, 2022 and 2021 and December 31, 2021 and 2020. Also excludes accounts receivable related to amounts due to the Company from product sales which are included in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021.

During the three and nine months ended September 30, 2022 and 2021, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Recognized in the Period:	2022	2021	2022	2021
Amounts included in deferred revenue at the beginning of the period	$5,047	$9,159	$29,574	$20,363
Performance obligations satisfied in previous periods	$—	$—	$—	$—

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
As of September 30, 2022, the transaction price was comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received, comprised of $10.0 million relating to the NDA filing in Japan and $15.0 million relating to regulatory approval of vadadustat in Japan, and (vi) $2.4 million in royalties from net sales of Vafseo. As of September 30, 2022, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. During the three and nine months ended September 30, 2022, the Company recognized revenue from MTPC royalties totaling approximately $0.4 million and $1.2 million, respectively, and approximately $0.3 million and $0.4 million during the three and nine months ended September 30, 2021, respectively. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 6 for additional information). The revenue is classified as license, collaboration and other revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022, the Company recorded $0.2 million in accounts receivable, no deferred revenue, and no contract assets. There were no asset or liability balances classified as long-term in the unaudited condensed consolidated balance sheet as of September 30, 2022.
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

The Company recognized $5.1 million in revenue and $12.7 million in revenue under the MTPC Supply Agreement during the three and nine months ended September 30, 2022, respectively, and $2.2 million and $6.7 million during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the Company recorded $0.2 million in accounts receivable, $1.3 million in deferred revenue and $18.6 million in other current liabilities.
U.S. Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.
On December 18, 2016, the Company entered into the Otsuka U.S. Agreement. The collaboration was focused on the development and commercialization of vadadustat in the United States. The Company was responsible for leading the development of vadadustat, for which it submitted an NDA to the FDA in March 2021, and for which it received the CRL in March 2022.
Under the terms of the Otsuka U.S. Agreement, the Company granted to Otsuka a co-exclusive, non-sublicensable license under certain intellectual property controlled by the Company solely to perform medical affairs activities and to conduct non-promotional and commercialization activities related to vadadustat in the United States in accordance with the associated plans. The co-exclusive license related to activities that would be jointly conducted by the Company and Otsuka pursuant to the terms of the Otsuka U.S. Agreement. A more detailed description of this collaboration agreement and the Company's evaluation of this agreement under ASC 606 can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.

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
The Company re-evaluated the transaction price in each reporting period and as uncertain events were resolved or other changes in circumstances occurred. The Company determined that under ASC 606, the contract was modified in the second quarter of 2019, when the Company elected to require Otsuka to increase the aggregate percentage of current global development costs it funds under the Otsuka U.S. Agreement and the Otsuka International Agreement from 52.5% to 80%, or the Otsuka Funding Option, and the Company became eligible to receive the amount from the Otsuka Funding Option. In connection with the modification, the Company adjusted the transaction price to include the amount from the Otsuka Funding Option as additional variable consideration. The Company constrained the variable consideration to an amount for which a significant revenue reversal is not probable.
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
During the three and nine months ended September 30, 2022, the Company recognized $0 and $92.3 million of collaboration revenue from the Otsuka U.S. Agreement and the Otsuka International Agreement combined in its condensed consolidated statement of operations and comprehensive loss. The collaboration revenue for the nine months ended September 30, 2022 is primarily comprised of the $55.0 million payment received pursuant to the Termination Agreement, $15.5 million related to previously deferred revenue as of the date of termination and $9.6 million of non-cash consideration related to Otsuka's obligations to complete certain agreed upon clinical activities related to the Phase 3b clinical trial of vadadustat Otsuka is conducting.
During the three and nine months ended September 30, 2021, the Company recognized collaboration revenue totaling $6.1 million and $29.0 million, respectively, with respect to the Otsuka U.S. Agreement. Additionally, as of September 30, 2022, there was $5.6 million in prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2021, there was approximately $2.0 million in contract liabilities (included in accounts payable) and $3.0 million in prepaid expenses and other current assets in the consolidated balance sheet.
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
As discussed above, the Otsuka International Agreement was terminated on June 30, 2022 pursuant to the Termination Agreement. Refer to earlier in this Note 4 for further details of the recognition of this Termination Agreement in the Company's condensed consolidated statement of operations and comprehensive loss.
During the three and nine months ended September 30, 2021, the Company recognized collaboration revenue totaling approximately $1.9 million and $13.5 million, respectively, with respect to the Otsuka International Agreement. As of December 31, 2021, there was approximately $0.9 million in contract liabilities (included in accounts payable) and $1.3 million in prepaid expenses and other current assets in the consolidated balance sheet.
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

Under the terms of the Cyclerion Agreement, the Company made an upfront payment of $3.0 million in cash to Cyclerion, which was paid and recorded to research and development expense in June 2021. Substantially all of the fair value of the assets acquired in conjunction with the Cyclerion Agreement was concentrated in the acquired license. As a result, the Company accounted for this transaction as an asset acquisition under ASU No. 2017-01, Business Combinations (Topic 805): Clarifying

the Definition of a Business. The upfront payment was charged to expense at acquisition, as it relates to a development stage compound with no alternative future use. In addition, Cyclerion is eligible to receive up to an aggregate of $222.0 million from the Company in specified development and regulatory milestone payments on a product-by-product basis. Cyclerion will also be eligible to receive specified commercial milestones as well as tiered royalties ranging from a low-single-digit- to mid-double-digit percentage of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory. A more detailed description of this agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.
Vifor Pharma License Agreement

Summary of License Agreement
On May 12, 2017, the Company entered into a License Agreement, or the Vifor Agreement, with Vifor (International) Ltd., or Vifor Pharma, pursuant to which the Company granted Vifor Pharma an exclusive license to sell vadadustat solely to Fresenius Kidney Care Group LLC, an affiliate of Fresenius Medical Care North America, or FMCNA, in the United States. On April 8, 2019, the Company and Vifor Pharma entered into an Amended and Restated License Agreement, or the Vifor First Amended Agreement, which amended and restated in full the Vifor Agreement. On February 18, 2022, the Company and Vifor Pharma entered into a Second Amended and Restated License Agreement, or the Vifor Second Amended Agreement, which amends and restates the Vifor First Amended Agreement.

Pursuant to the Vifor Second Amended Agreement, the Company granted Vifor Pharma an exclusive license to sell vadadustat to FMCNA and its affiliates, including Fresenius Kidney Care Group LLC, to certain third party dialysis organizations approved by the Company, to independent dialysis organizations that are members of certain group purchasing organizations, and to certain non-retail specialty pharmacies, or collectively, the Supply Group, in the United States, or the Territory. Pursuant to the Vifor Second Amended Agreement, Vifor Pharma agreed that it would not sell or otherwise supply vadadustat until the FDA has granted regulatory approval for vadadustat in the DD-CKD Indication in the Territory and until Vifor Pharma has entered a supply agreement with the applicable member of the Supply Group.

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

In connection with entering into the Vifor Second Amended Agreement, on February 18, 2022, the Company and Vifor Pharma entered into an investment agreement, or the Second Investment Agreement, pursuant to which the Company sold an aggregate of 4,000,000 shares of its common stock, or the 2022 Shares, to Vifor Pharma for a total of $20 million on February 22, 2022. The amount representing the premium over the grant date fair value on the date of the transaction, $13.6 million, was determined by the Company to represent the consideration related to the Vifor Second Amended Agreement. Vifor Pharma has agreed to a lock-up restriction to not sell or otherwise dispose of the 2022 Shares for a period of time following the effective date of the Second Investment Agreement as well as a customary standstill agreement. In addition, the Second Investment Agreement contains voting agreements made by Vifor Pharma with respect to the 2022 Shares. The 2022 Shares have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder, as the transaction did not involve any public offering within the meaning of Section 4(a)(2) of the Securities Act.

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

The Company has identified one performance obligation in connection with its obligations under the Vifor Second Amended Agreement, which is the License Deliverable, or License Performance Obligation. The transaction price at inception was comprised of: (i) the up-front payment of $25.0 million, (ii) the premium paid by Vifor Pharma on the First Investment Agreement of $4.7 million, and (iii) the premium paid by Vifor Pharma on the Second Investment Agreement of $13.6 million. Pursuant to the terms of the Vifor Second Amended Agreement, these payments from Vifor Pharma are non-refundable and non-creditable against any other amount due to the Company. Also pursuant to the Vifor Second Amended Agreement, if the Centers for Medicare & Medicaid Services, or CMS, determines that vadadustat is excluded from the Transitional Drug Add-on Payment Adjustment, or TDAPA, the Company can terminate the Vifor Second Amended Agreement and will be required to repay the up-front payment and the premiums paid by Vifor Pharma in the First Investment Agreement and Second Investment Agreement, respectively. The Company considered whether the transaction price was constrained as required per the guidance in ASC 606-10-32-11. As part of its evaluation of the constraint, the Company considered numerous factors, including the CRL received from the FDA for vadadustat, the uncertainty associated with a potential future approval of vadadustat by the FDA, and if approval of vadadustat is received in the future, whether vadadustat would be included in certain reimbursement bundles by CMS, which are all outside of the Company’s control. Vifor Pharma also agreed that it will not sell or otherwise supply vadadustat until the FDA has granted regulatory approval for vadadustat in the DD-CKD Indication. The Company constrains the variable consideration to an amount for which a significant revenue reversal is not probable. Therefore, the Company determined that the entire transaction price at inception was constrained under ASC 606, and the Company has recorded the transaction price to deferred revenue as of September 30, 2022.

Refund Liability to Customer

Pursuant to the Vifor Second Amended Agreement, Vifor Pharma contributed $40.0 million to a working capital fund established to partially fund the Company’s costs of purchasing vadadustat from its contract manufacturers, or the Working Capital Fund, which amount of funding will fluctuate, and which funding the Company will repay to Vifor over time. The $40 million initial contribution to the Working Capital Fund represents 50% of the amount of purchase orders that the Company has placed with its contract manufacturers for the supply of vadadustat for the Territory already delivered as of the effective date of the Vifor Second Amended Agreement, and to be delivered through the end of 2022. The amount of the Working Capital Fund will be reviewed at specified intervals and is adjusted based on a number of factors including outstanding supply commitments for vadadustat for the Territory and agreed upon vadadustat inventory levels held by the Company for the Territory. Upon termination or expiration of the Vifor Second Amended Agreement for any reason other than convenience by Vifor Pharma (including following receipt of the CRL for vadadustat), the Company will be required to refund the outstanding balance of the Working Capital Fund on the date of termination or expiration.

The Company has recorded the Working Capital Fund as a refund liability under ASC 606. The Company has determined that the refund liability itself does not represent an obligation to transfer goods or services to Vifor Pharma in the future. The Company has therefore determined that this refund liability is not a contract liability under ASC 606. The Company accounted for the refund liability as a debt arrangement with zero coupon interest. The Company imputed interest on the refund liability to the customer at a rate of 15.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield, and the expected repayment period of the Working Capital Fund. The Company recorded an initial discount on the refund liability to the customer and a corresponding deferred gain to the refund liability to customer on the condensed consolidated balance sheet as of the date the funds were received from Vifor Pharma, which was March 18, 2022. The discount on the note payable is being amortized to interest expense using the effective interest method over the expected term of the refund liability. The deferred gain is being amortized to interest income on a straight-line basis over the expected term of the refund liability. The amortization of the discount was $1.1 million and $2.3 million for the three and nine months ended September 30, 2022, respectively. The amortization of the deferred gain was $0.9 million and $1.8 million for the three and nine months ended September 30, 2022, respectively. Of the $40.5 million total refund liability, net of deferred gain and discount, the Company classified $13.7 million as a short-term refund liability based on management's estimate of potential amounts that could be refundable within a one-year period as a result of anticipated changes to the Company's operating plan following the CRL.
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
The Company recognized royalty payments due to Panion of approximately $2.9 million and $3.0 million during the three months ended September 30, 2022 and 2021, respectively, and $9.5 million and $8.3 million during the nine months ended September 30, 2022 and 2021, respectively, relating to the Company’s sales of Auryxia in the United States and JT and Torii’s net sales of Riona in Japan, as the Company is required to pay a mid-single digit percentage of net sales of ferric citrate in the Company’s licensed territories to Panion under the terms of the Panion Amended License Agreement.

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
The Company recognized license revenue of $1.2 million and $1.4 million during the three months ended September 30, 2022 and 2021, respectively, and $3.9 million and $4.1 million during the nine months ended September 30, 2022 and 2021, respectively, related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.

5.Restructuring

On April 4, 2022, the Board of Directors of the Company approved a reduction of the Company’s workforce by approximately 42% across all areas of the Company (47% inclusive of the closing of the majority of open positions) following the receipt of the CRL from the FDA to the Company’s NDA for vadadustat for the treatment of anemia due to CKD in adult patients. The workforce reduction was substantially completed as of June 30, 2022. On May 5, 2022, the Company implemented a further reduction in workforce consisting of several members of management. The workforce reduction is expected to be substantially complete by the end of May 2023. These actions reflect the Company’s determination to refocus its strategic priorities around its commercial product, Auryxia®, and its development portfolio, and are steps in a cost savings plan to significantly reduce the Company’s expense profile in line with being a single commercial product company.

The workforce reduction is expected to include total restructuring charges of approximately $14.7 million. During the three and nine months ended September 30, 2022, the Company recognized $0.2 million and $14.7 million, respectively, of restructuring charges in the condensed consolidated statement of operations. These charges included $11.4 million of one-time termination benefits and contractual termination benefits for severance, healthcare, and related benefits and $3.3 million of non-cash share-based compensation expense. The charges were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits or ASC 420, Exit or Disposal Cost Obligations, depending on the employee.

Details of the restructuring liability activity for the Company's workforce reduction for the period ended September 30, 2022 are as follows:

September 30, 2022
(in thousands)
Balance at December 31, 2021	$—
Restructuring charges	14,711
Stock-based compensation expense	(3,253)
Severance payments and adjustments	(7,220)
Balance at September 30, 2022	$4,238

6.Liability Related to Sale of Future Royalties
On February 25, 2021, the Company entered into the Royalty Agreement with HCR, pursuant to which the Company sold to HCR its right to receive royalties and sales milestones for vadadustat in Japan and certain other Asian countries, such countries, collectively, the MTPC Territory, and such payments collectively the Royalty Interest Payments, in each case, payable to the Company under the MTPC Agreement, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. The Company received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement. The Company retains the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. Although the Company sold its right to receive royalties and sales milestones for vadadustat in the MTPC Territory as described above, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue. The Company recognized the proceeds received from HCR as a liability that is being amortized using the effective interest method over the life of the arrangement. At the transaction date, the Company recorded the net proceeds of $44.8 million as a liability. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future net royalty payments to be made to HCR over the term of the Royalty Agreement. The total threshold of net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. The Company imputes interest on the unamortized portion of the liability using the effective interest method. The annual effective interest rate as of September 30, 2022 was 13.6% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss. On a quarterly basis, the Company reassesses the effective interest rate and adjusts the rate prospectively as needed. A more detailed description of Royalty Agreement can be found in Note 5 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.

The following table shows the activity within the liability account for the nine months ended September 30, 2022:

September 30, 2022
(in thousands)
Liability related to sale of future royalties, net beginning balance at December 31, 2021	$53,079
MTPC royalties payable	(1,195)
Non-cash interest expense recognized	6,352
Liability related to sale of future royalties, net — ending balance	$58,236

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

Assets measured or disclosed at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2022
Assets:
Cash and cash equivalents	$144,761	$—	$—	$144,761
	$144,761	$—	$—	$144,761
Liabilities:
Derivative liability	$—	$—	$760	$760
	$—	$—	$760	$760

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2021
Assets:
Cash and cash equivalents	$149,800	$—	$—	$149,800
	$149,800	$—	$—	$149,800
Liabilities:
Derivative liability	$—	$—	$1,820	$1,820
	$—	$—	$1,820	$1,820

The Company’s Loan Agreement with Pharmakon (see Note 11) contains certain provisions that change the underlying cash flows of the debt instrument, including a potential extension to the interest-only period dependent on both (i) no event of default having occurred and continuing and (ii) the Company achieving certain regulatory and revenue conditions. One of the regulatory conditions was approval of vadadustat by August 2022, however, in March 2022, the Company received the CRL from the FDA stating that the FDA had determined that it could not approve the NDA for vadadustat in its present form. Therefore, the Company is no longer eligible for the interest-only extension period and this no longer changes the underlying cash flows of the debt instrument. The Company also assessed the acceleration of the obligations under the Loan Agreement under certain events of default. In addition, under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. In accordance with ASC 815, the Company concluded that these features are not clearly and closely related to the host instrument, and represent a single compound derivative that is required to be re-measured at fair value on a quarterly basis.

The potential events of default assessed include failure to maintain, on an annual basis, a minimum liquidity threshold which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. The Company recorded a derivative liability related to the Company’s Loan Agreement with Pharmakon of $0.8 million and $1.8 million as of September 30, 2022 and December 31, 2021, respectively. The Company classified the derivative liability as a non-current liability on the unaudited condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021. The estimated fair value of the derivative liability on both September 30, 2022 and December 31, 2021 was determined using a scenario-based approach and discounted cash flow model that includes principal and interest payments under various scenarios involving clinical development success for vadadustat and various cash flow assumptions. The Company used a 0% probability of clinical development success due to receipt of the CRL from the FDA for vadadustat. Should the Company’s assessment of the probabilities around these scenarios change, including for changes in market conditions, there could be a change to the fair value of the derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2021	$1,820
Change in fair value of derivative liability, recorded as other income	(710)
Balance at March 31, 2022	$1,110
Change in fair value of derivative liability, recorded as other income	—
Balance at June 30, 2022	$1,110
Change in fair value of derivative liability, recorded as other income	(350)
Balance at September 30, 2022	$760

The Company had no other assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2022 and December 31, 2021.

8.Inventory

The components of inventory are summarized as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Raw materials	$397	$1,763
Work in process	32,855	62,635
Finished goods	18,970	14,661
Total inventory	$52,222	$79,059

Long-term inventory, which primarily consists of raw materials and work in process, is included in other assets in the Company’s unaudited condensed consolidated balance sheets.

	September 30, 2022	December 31, 2021
	(in thousands)
Balance Sheet Classification:
Inventory	$40,039	$38,195
Other assets	12,183	40,864
Total inventory	$52,222	$79,059

Inventory amounts written down as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold totaled $2.6 million and $1.7 million during the three months ended September 30, 2022 and 2021, respectively, and $10.0 million and $7.1 million during the nine months ended September 30, 2022 and 2021, respectively. The increase in inventory amounts written down for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was primarily due to higher write-downs to inventory reserves related to expired inventory. In addition, there were no related step-up charges during the nine months ended September 30, 2022 and $8.7 million related step-up charges during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company recorded $14.8 million of long-term inventory reserves and related reduction to the excess purchases commitment liability related to Auryxia inventory previously identified as excess, reflecting Auryxia inventory that was received during the period.

If future sales of Auryxia are lower than expected, the Company may be required to write-down the value of such inventories. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of goods sold in the unaudited condensed consolidated statement of operations.

9.Intangible Assets and Goodwill
Intangible Assets
The following table presents the Company’s intangible assets at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Total
Intangible assets:
Developed product rights for Auryxia	$213,603	$(132,508)	$81,095
Total	$213,603	$(132,508)	$81,095

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Total
Intangible assets:
Developed product rights for Auryxia	$213,603	$(105,476)	$108,127
Total	$213,603	$(105,476)	$108,127

The Company amortizes its definite-lived intangible assets using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life of six years. The Company recorded $9.0 million in amortization expense related to the developed product rights for Auryxia during each of the three months ended September 30, 2022 and 2021, and $27.0 million during each of the nine months ended September 30, 2022 and 2021.

Goodwill
The Company's goodwill results from the acquisition of Keryx in December 2018. Goodwill was $55.1 million as of September 30, 2022 and December 31, 2021. The Company operates in one operating segment which the Company considers to be the only reporting unit. Goodwill is evaluated for impairment at the reporting unit level on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Events that could indicate impairment and trigger an interim impairment assessment include, but are not limited to, an adverse change in current economic or market conditions, including a significant prolonged decline in market capitalization, a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action by a regulator. During the nine months ended September 30, 2022, the Company evaluated business factors, including the receipt of the CRL from the FDA for vadadustat, the Company's market capitalization as impacted by a recent decline in the Company's stock price, the impact of the Otsuka Termination Agreement on the Company's future cash flows, and the increase to the Company's excess purchase commitment liability to determine if there were events or changes in circumstance to indicate that the fair value of the reporting unit was less than its carrying value. The Company performed qualitative interim impairment assessments of the Company's goodwill balance as of each of the three months ended March 31, 2022, June 30, 2022, and September 30, 2022. The Company determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value and, therefore, did not perform a further quantitative interim impairment test for any period.

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

10.Accrued Expenses

Accrued expenses as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Product revenue allowances	$25,222	$26,624
Accrued clinical	8,652	14,036
Amounts due to collaboration partners	19,550	22,654
Accrued payroll and related	9,140	15,863
Lease liability	4,260	4,802
Royalties	2,916	3,472
Professional fees	1,725	1,899
Accrued commercial manufacturing	3,167	3,843
Accrued restructuring	4,238	—
Accrued other	8,494	11,263
Total accrued expenses	$87,364	$104,456

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

The Term Loans bear interest at a floating rate per annum equal to the three-month LIBOR rate plus 7.50%, subject to a 2.00% LIBOR floor and a 3.35% LIBOR cap, payable quarterly in arrears. The Term Loans will mature on the fifth anniversary of the Tranche A Funding Date, or the Maturity Date. The Company will repay the principal under the Term Loans in equal quarterly payments starting on the 33rd-month anniversary of the applicable Funding Date, or the Amortization Schedule. If certain conditions were met, it would have had the option to repay the principal in equal quarterly payments starting on the 48th-month anniversary of the applicable Funding Date. One of these conditions was approval of vadadustat; however, the Company received the CRL from the FDA in March 2022 stating that the FDA had determined that it could not approve the NDA in its present form. Therefore, the Company is no longer eligible for this option to delay repayment of the principal under the Loan Agreement. As of September 30, 2022, the Company made its first quarterly principal payment under the Term Loans of $8.0 million. Under certain circumstances, unless certain liquidity conditions are met, the Maturity Date may decrease by up to one year, and the Amortization Schedule may correspondingly commence up to one year earlier.

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

The Loan Agreement contains customary representations, warranties, events of default and covenants of the Company and its subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. On February 18, 2022, the Loan Agreement was amended by the First Amendment and Waiver, which waived the provision under the Loan Agreement that required the Company to not be subject to any qualification as a going concern within the Company's 2021 Annual Report on Form 10-K. Pursuant to the First Amendment and Waiver, the Company's filings of Form 10-Q for fiscal quarters ending June 30, 2022 and September 30, 2022, and its future Annual Reports on Form 10-K, must not be subject to any qualification as to going concern, which requirement as to the Company's filings on Form 10-Q was waived in the Second Amendment and Waiver. If the Company does not satisfy the covenant as to going concern in any of these filings, the Company will be in default under the Loan Agreement. There is uncertainty as to whether or not the Company will meet its future annual debt covenants related to qualification as to going concern. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Therefore, as of September 30, 2022, the Company continued to classify the borrowings under the Loan Agreement as current. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of September 30, 2022 and December 31, 2021, the Company determined that no events of default had occurred.

On July 15, 2022, or the Effective Date, the Company and Pharmakon entered into the Second Amendment and Waiver, or the Second Amendment and Waiver, which amended and waived certain provisions of the Loan Agreement, as amended by the First Amendment and Waiver.

Pursuant to the Second Amendment and Waiver, on the Effective Date, the Company made a $5.0 million prepayment of the principal of the tranche A loan, or the Second Amendment Effective Date Tranche A Prepayment, and a $20.0 million prepayment of principal of the tranche B loan, or the Second Amendment Effective Date Tranche B Prepayment, in each case, together with any and all accrued and unpaid interest on such prepayments of principal to the Effective Date. In connection therewith, the Company also paid $0.5 million in prepayment premiums under the Loan Agreement. During each of the three and nine months ended September 30, 2022, the Company recorded a debt extinguishment loss of $0.9 million. Subject to the payment in full of the Second Amendment Effective Date Tranche A Prepayment and the Second Amendment Effective Date Tranche B Prepayment, Pharmakon agreed to, among other things, (1) increase the amount of the working capital facility established in connection with the Company’s Second Amended and Restated License Agreement with Vifor Pharma, which facility is part of the definition of Permitted Indebtedness (as such term is defined in the Loan Agreement) under the Loan Agreement, that the Company is permitted to repay to Vifor Pharma without causing an acceleration of the liabilities under the Loan Agreement, (2) waive the requirement that the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ending June 30, 2022 and September 30, 2022 not be subject to any qualification as to going concern, and (3) waive certain amounts payable under the Loan Agreement in connection with the Second Amendment Effective Date Tranche B Prepayment. Future principal payments pursuant to the contractual terms of the Loan Agreement, as amended by the Second Amendment and Waiver, are as follows (in thousands):

Principal
Payments
(in thousands)
2022	$—
2023	32,000
2024	35,000
Total before unamortized discount and issuance costs	67,000
Less: unamortized discount and issuance costs	(1,053)
Total term loans	$65,947

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

The fair value of the derivative liability related to the Company’s Loan Agreement with Pharmakon was $0.8 million and $1.8 million as of September 30, 2022 and December 31, 2021, respectively. The Company classified the derivative liability as a non-current liability on the unaudited condensed consolidated balance sheet as of September 30, 2022.

The Company recognized interest expense related to the Loan Agreement of $2.1 million and $2.7 million during the three months ended September 30, 2022 and 2021, respectively, and $7.5 million and $8.1 million for the nine months ended September 30, 2022 and 2021, respectively.

12.Stockholders’ Equity
Authorized and Outstanding Capital Stock
On June 5, 2020, the Company filed a Certificate of Amendment to its Ninth Amended and Restated Certificate of Incorporation, or its Charter, to increase the number of authorized shares of common stock from 175,000,000 to 350,000,000. As of September 30, 2022, the authorized capital stock of the Company included 350,000,000 shares of common stock, par value $0.00001 per share, of which 183,951,583 and 177,000,963 shares were issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which no shares were issued and outstanding as of September 30, 2022 and December 31, 2021.
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
Equity Plans
The Company maintains one stock incentive plan, the 2014 Incentive Plan, or the 2014 Plan, as well as the 2014 Employee Stock Purchase Plan, or the 2014 ESPP. The 2014 Plan replaced the Company’s Amended and Restated 2008 Equity Incentive Plan, or the 2008 Plan, however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. On June 6, 2019, the Company’s stockholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or the ESPP. The Company also maintains an inducement award program that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the nine months ended September 30, 2022, the Company granted 400,000 options to purchase shares of the Company’s common stock to new hires as inducements material to such employees' entering into employment with the Company, of which 266,000 options remained outstanding as of September 30, 2022.

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

The Company grants annual service-based stock options to employees under the 2014 Plan. During the nine months ended September 30, 2022, the Company issued 3,233,500 options to employees under the 2014 Plan. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. During the nine months ended September 30, 2022, the Company issued 140,700 options to directors under the 2014 Plan. Options granted by the Company generally vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options generally vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options generally expire 10 years after the date of grant.

The Company also grants performance-based stock options to employees under the 2014 Plan. The Company issued 400,000 performance-based stock options under the 2014 Plan during the nine months ended September 30, 2022. The performance-based stock options granted by the Company generally vest in connection with the achievement of specified commercial and regulatory milestones. The performance-based stock options also generally feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of options granted and recognized over time based on the probability of meeting such commercial and regulatory milestones.

The Company also grants annual service-based restricted stock units, or RSUs, to employees and directors under the 2014 Plan. The Company also occasionally issues RSUs not in connection with the annual grant process to employees and directors. During the nine months ended September 30, 2022, the Company issued 5,216,908 RSUs to employees and 95,900 RSUs to directors under the 2014 Plan. Generally, RSUs granted by the Company vest in one of the following ways: (i) 100% of each RSU grant vests on the first anniversary of the grant date, (ii) one third of each RSU grant vests on the first, second and third anniversaries of the grant date, (iii) 50% of each RSU grant vests on the first anniversary and 25% of each RSU grant vests every six months after the one year anniversary of the grant date, or (iv) one third of each RSU grant vests on the first anniversary and the remaining two thirds vests in eight substantially equal quarterly installments beginning after the one year anniversary, subject, in each case, to the individual’s continued service through the applicable vesting date. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized on a straight-line basis over the vesting period.

The Company also grants performance-based restricted stock units, or PSUs, to employees under the 2014 Plan. The Company issued 400,000 PSUs during the nine months ended September 30, 2022. The PSUs granted by the Company generally vest in connection with the achievement of specified commercial, regulatory and corporate milestones. The PSUs also generally feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized over time based on the probability of meeting such commercial, regulatory and corporate milestones.
The ESPP provides for the issuance of options to purchase shares of the Company’s common stock to participating employees at a discount to their fair market value. As noted above, the Company’s stockholders approved the ESPP, which amended and restated the Company’s 2014 ESPP, on June 6, 2019. As of September 30, 2022, the maximum aggregate number of shares of the Company’s common stock available for future issuance under the ESPP is 4,837,995. Under the ESPP, each offering period is six months, at the end of which employees who elect to purchase shares of the Company’s common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of eighty-five percent (85%) of the closing price of the Company’s common stock at the beginning or end of the offering period. The Company issued 335,146 shares under the ESPP during the nine months ended September 30, 2022.

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

The term of the Cambridge Lease with respect to the office space expires on September 11, 2026, with one five-year extension option available. The term of the Boston Lease office space expires on July 31, 2031, with an extension option for one additional five-year term available. The renewal options in these real estate leases were not included in the calculation of the operating lease assets and operating lease liabilities as the renewal is not reasonably certain. The term of the Cambridge Lease with respect to the lab space expires on January 31, 2025, with an extension option for one additional period through September 11, 2026. The renewal option in this real estate lease was included in the calculation of the operating lease assets and operating lease liabilities as the renewal is reasonably certain. The lease agreements do not contain residual value guarantees. Operating lease costs were $1.8 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively, and $5.4 million and $5.0 million for the nine months ended September 30, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.8 million for each of the three months ended September 30, 2022 and 2021 and $5.5 million and $5.3 million for the nine months ended September 30, 2022 and 2021, respectively.

In September 2019, Keryx entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc., or Foundation. The sublease is subject and subordinate to the Boston Lease between Keryx and the landlord. The term of the sublease commenced on October 16, 2019, upon receipt of the required consent from the landlord for the sublease agreement, and expires on February 27, 2023. Foundation is obligated to pay Keryx rent that approximates the rent due from Keryx to its landlord with respect to the Boston Lease. Sublease rental income is recorded to other income. Keryx continues to be obligated for all payment terms pursuant to the Boston Lease, and the Company will guaranty Keryx’s obligations under the sublease. Keryx recorded $0.5 million and $0.4 million in sublease rental income from Foundation during the three months ended September 30, 2022 and 2021, respectively, and $1.4 million and $1.3 million during the nine months ended September 30, 2022 and 2021, respectively.

The Company has not entered into any material short-term leases or financing leases as of September 30, 2022.

The total security deposit in connection with the Cambridge Lease is $1.6 million as of September 30, 2022. Additionally, the Company recorded $1.4 million for the security deposit under the Boston Lease. Both the Cambridge Lease and the Boston Lease have their security deposits in the form of a letter of credit, all of which are included as restricted cash in other assets in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2022.

As of September 30, 2022, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter are as follows:

	Operating Leases	Lease Payments to be Received from Sublease	Net Operating Lease Payments
	(in thousands)
Remaining 2022	$1,837	$461	$1,376
2023	6,954	307	6,647
2024	8,167	—	8,167
2025	8,293	—	8,293
2026	6,571	—	6,571
Thereafter	12,200	—	12,200
Total	$44,022	$768	$43,254

In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.65% to 7.25%, which were based on the remaining lease term at either the date of adoption of ASC 842 or the effective date of any subsequent lease term extensions. As of September 30, 2022, the remaining lease terms ranged from 3.95 years to 8.84 years. As of September 30, 2022, the following represents the difference between the remaining undiscounted minimum rental commitments under non-cancelable leases and the operating lease liabilities:

Operating Leases
(in thousands)
Undiscounted minimum rental commitments	$44,022
Present value adjustment using incremental borrowing rate	(8,733)
Operating lease liabilities	$35,289

Manufacturing Agreements
As a result of the Merger, the Company's contractual obligations include Keryx’s commercial supply agreements with BioVectra Inc., or BioVectra, and Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.

Pursuant to the Manufacture and Supply Agreement with BioVectra and the Product Manufacture and Supply and Facility Construction Agreement with BioVectra, the Company agreed to purchase minimum quantities of Auryxia drug substance annually at predetermined prices. On September 4, 2020, the Company and BioVectra entered into an Amended and Restated Product Manufacture and Supply and Facility Construction Agreement, which provided for reduced minimum quantity commitments and revised the predetermined prices. The price per kilogram decreases with an increase in quantity above the predetermined purchase quantity tiers. In addition, the Manufacture and Supply Agreement with BioVectra and the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement with BioVectra, require the Company to reimburse BioVectra for certain costs in connection with construction of a new facility for the manufacture and supply of Auryxia drug substance. These construction costs are recorded in other assets and amortized into drug substance as inventory is released to the Company from BioVectra. The term of the Manufacture and Supply Agreement with BioVectra expires on December 31, 2022. The term of the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement expires on December 31, 2026, after which it automatically renews for successive one-year terms unless either party gives notice of its intention to terminate within a specified time prior to the end of the then-current term. In addition, the Company and BioVectra each have the ability to terminate these agreements upon the occurrence of certain conditions. As of September 30, 2022, the Company is required to reimburse BioVectra for certain costs in connection with the construction of the new facility and to purchase minimum quantities of Auryxia drug substance annually for a total cost of approximately $74.8 million through the end of the contract term.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, as amended (the most recent amendment having been executed on February 11, 2021), or the Siegfried Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The price per kilogram will decrease with an increase in quantity above the minimum purchase quantity. The term of the Siegfried Agreement expires on December 31, 2022, subject to the Company's option to extend the term through December 31, 2023 by providing 12 months’ prior written notice to Siegfried. The Siegfried Agreement provides the Company and Siegfried with certain early termination rights. In the first quarter of 2022, the Company notified Siegfried that the Company had elected not to exercise the option to extend the term of the Siegfried Agreement through December 31, 2023. As of September 30, 2022, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $9.9 million through the year ending December 31, 2022.

Certain of the Company's commercial supply agreements are executory contracts between Keryx and its contract manufacturers for Auryxia, which include future firm purchase commitments. These executory contracts were deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. The Company regularly reviews its estimate of the excess purchase commitment liability including a review of assumptions of expected future demand, estimates of anticipated expiry of inventory under firm purchase commitments that are estimated to expire before they could be sold as well as any modifications to supply agreements during each reporting period. The excess purchase commitment liability relating to these executory contracts was $74.3 million and $76.7 million as of September 30, 2022 and December 31, 2021, respectively. During the quarter ended September 30, 2022, the Company increased the excess purchase commitment liability and recorded a $13.2 million charge to cost of goods sold as a result of a routine long-term forecast update and continued declines in the binder market and a reduction in its contractual purchase commitment with a supplier. During the quarter ended September 30, 2022, the Company also reduced the excess purchase commitment liability by $5.8 million for inventory received that had previously been identified as excess. The Company considered whether the increase in the excess purchase commitment liability was a potential indicator of impairment of the Auryxia asset group as of September 30, 2022. As part of its assessment, the Company reviewed the Auryxia net sales and estimated future cash flows included in its forecast and concluded that the increase in excess purchase commitment liability was not an indicator of impairment of the Auryxia asset group as of September 30, 2022. During the quarter ended June 30, 2022, the Company reduced the excess purchase commitment liability by $5.8 million for inventory received that had been previously identified as excess. During the quarter ended March 31, 2022, the Company recorded a $0.8 million reduction to the excess purchase commitments liability within cost of goods sold and reduced the excess purchase commitment liability by $3.2 million for inventory received that had previously been identified as excess.

On April 9, 2019, the Company entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement includes the terms and conditions under which Esteve will manufacture vadadustat drug substance for commercial use. Pursuant to the Esteve Agreement, the Company provides rolling forecasts to Esteve on a quarterly basis, or the Esteve Forecast. The Esteve Forecast reflects the Company’s needs for vadadustat drug substance produced by Esteve over a certain number of months, represented as a quantity of vadadustat drug substance per calendar quarter. The parties have agreed to a volume-based pricing structure under the Esteve Agreement. The Esteve Agreement has an initial term of four years, beginning April 9, 2019 and ending April 9, 2023. Pursuant to the Esteve Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from Esteve. As of September 30, 2022, the Company has committed to purchase $26.9 million of vadadustat drug substance from Esteve through the second quarter of 2023.

On March 11, 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement. The Patheon Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use. Pursuant to the Patheon Agreement, the Company provides Patheon a long-term forecast on an annual basis, as well as short-term forecasts on a quarterly basis, or the Patheon Forecast. The Patheon Forecast reflects the Company’s needs for commercial supply of vadadustat drug product produced by Patheon, represented as a quantity of drug product per calendar quarter. The parties have agreed to a volume-based pricing structure under the Patheon Agreement. The Patheon Agreement has an initial term, which began on March 11, 2020 and ends on June 30, 2023. Pursuant to the Patheon Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug product from Patheon. As of September 30, 2022, the Company had a minimum commitment with Patheon for $3.2 million through the fourth quarter of 2022.

On April 2, 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, as amended on April 15, 2021, or the WuXi STA DS Agreement. The WuXi STA DS Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat drug substance for commercial use. Pursuant to the WuXi STA DS Agreement, the Company provides rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA DS Forecast. The WuXi STA DS Forecast reflects the Company’s needs for vadadustat drug substance produced by WuXi STA over a certain number of quarters. The parties have agreed to a volume-based pricing structure under the WuXi STA DS Agreement. The WuXi STA DS Agreement has an initial term of four years, beginning April 2, 2020 and ending April 2, 2024. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from WuXi STA. As of September 30, 2022, the Company has committed to purchase $19.2 million of vadadustat drug substance from WuXi STA through the end of 2023.

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

Other Third-Party Contracts
Under the Company’s agreement with IQVIA to provide contract research organization services for the PRO2TECT and INNO2VATE programs, the total remaining contract costs as of September 30, 2022 were approximately $4.6 million. Substantive performance for the committed work with IQVIA was completed in 2020 and close out activities will be performed throughout 2022. The Company also contracts with various other organizations to conduct research and development activities with remaining contract costs to the Company of approximately $176.3 million at September 30, 2022. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

Litigation and Related Matters
From time to time, the Company may become subject to legal proceedings and claims which arise in the ordinary course of its business. Consistent with ASC 450, Contingencies, the Company’s policy is to record a liability if a loss in a significant legal dispute is considered probable and an amount can be reasonably estimated. The Company provides disclosure when a loss in excess of any reserve is reasonably possible, and if estimable, the Company discloses the potential loss or range of possible loss. Significant judgment is required to assess the likelihood of various potential outcomes and the quantification of loss in those scenarios. The Company’s estimates change as litigation progresses and new information comes to light. Changes in Company estimates could have a material impact on the Company’s results and financial position. As of September 30, 2022, the Company does not have any significant legal disputes that require a loss liability to be recorded. The Company continually monitors the need for a loss liability for litigation and related matters.

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

	As of September 30,
	2022	2021
Warrant	—	509,611
Outstanding stock options	11,844,609	11,593,539
Unvested restricted stock units	6,971,930	5,378,916
Total	18,816,539	17,482,066

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

Business Overview
We are a biopharmaceutical company with the purpose of bettering the life of each person impacted by kidney disease. Since our initial public offering in 2014, we have built a business focused on developing and commercializing innovative renal therapeutics that we believe serves as a foundation for future growth. We established ourselves as a leader in the kidney community, and we remain committed to our purpose as we believe our current and future products have the ability to deliver value. Our current portfolio includes a commercial product and a late-stage investigational product candidate:
•Auryxia® (ferric citrate) is approved and marketed in the United States for two indications: (1) the control of serum phosphorus levels in adult patients with chronic kidney disease, or CKD, on dialysis, or DD-CKD, or the Hyperphosphatemia Indication, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or NDD-CKD, or the IDA Indication. Ferric citrate is also approved and marketed in Japan as an oral treatment the improvement of hyperphosphatemia in adult patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of patients with IDA under the trade name Riona (ferric citrate hydrate). Auryxia is our only product approved for sale in the United States and it generated approximately $42.2 million and $36.8 million in revenue from U.S. product sales during the three months ended September 30, 2022 and 2021, respectively.

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

On March 29, 2022, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA. The CRL provided that the FDA had completed its review of our new drug application, or NDA, for vadadustat for the treatment of anemia due to CKD in adult patients, and determined that it could not approve the NDA in its present form. In July 2022, we held an end of review meeting with the FDA to inform the Company's next steps with respect to the potential U.S. approval of vadadustat, if any, and in October 2022, we submitted a Formal Dispute Resolution Request, or FDRR, to the FDA. The FDRR focuses on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult patients on dialysis in light of safety concerns expressed by the FDA in the CRL related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. Based on the typical FDRR process, we expect to receive a response to the FDRR from the FDA by the end of 2022. Also, on April 1, 2022, we were notified by the FDA that the FDA had placed a partial clinical hold on our clinical trials of vadadustat in pediatric patients with anemia due to CKD in the United States. In addition, in May 2022, the Paediatric Committee of the European Medicines Agency, or the EMA, recommended that we not initiate such clinical trials in the European Union until the safety issues identified by the FDA in the CRL were addressed. As a result of the partial clinical hold and the EMA’s recommendations, all activities in the United States and Europe for and related to our clinical trials of vadadustat in pediatric patients were suspended.

Our former collaboration partner, Otsuka Pharmaceutical Co. Ltd., or Otsuka, submitted a Marketing Authorization Application, or MAA, for vadadustat for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients to the EMA, in October 2021, and in each of the United Kingdom, Switzerland, and Australia in the first quarter of 2022. On June 30, 2022, we and Otsuka entered into a Termination and Settlement Agreement, or the Termination Agreement, and pursuant to the Termination Agreement, Otsuka has transferred the MAAs for vadadustat with the EMA, and in the United Kingdom, Switzerland and Australia to us. Based on the current review timeline, we expect a decision on the MAA from EMA in the first quarter of 2023. As vadadustat did not meet the PRO2TECT program's primary safety endpoint, we are remaining cautious in our outlook for potential approval of vadadustat in NDD-CKD adult patients in Europe, the United Kingdom, Switzerland and Australia.

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

In August of 2022, we announced initial findings from an investigator-sponsored clinical study by The University of Texas Health Science Center at Houston, or UTHealth, in Houston, Texas, evaluating the use of vadadustat as a potential therapy to prevent and treat acute respiratory distress syndrome, or ARDS, in patients with COVID-19 and hypoxemia, or the VSTAT Study. The VSTAT Study was a phase 2, randomized, double-blind, placebo-controlled study conducted by UTHealth and partially funded by Akebia. UTHealth was awarded $5.1 million in funding from the U.S. Department of Defense for the study. The VSTAT Study enrolled 449 adult patients at 5 hospitals who were randomized 1:1 to vadadustat 900mg or placebo once per day orally for up to 14 days while hospitalized. The VSTAT Study measured the proportion of patients with either 6 (non-invasive ventilation or high flow oxygen devices), 7 (invasive mechanical ventilation or extracorporeal membrane oxygenation), or 8 (death) on the National Institute of Allergy and Infectious Disease Ordinal Scale, or NIAID-OS, at Day 14 (primary) and Day 7. While a smaller proportion of patients in the vadadustat group had a score of 6, 7, or 8 on the NIAID-OS than in the placebo group at Day 14, the trial failed to meet its primary superiority threshold of >95% probability. Those receiving vadadustat, however, did demonstrate 94% probability of conferring benefit on the NIAID-OS at Day 14. While the VSTAT Study missed the primary endpoint, we are encouraged by the data and believe the data supports further development of vadadustat as a potential treatment for ARDS due to COVID-19 or other causes.

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

In addition, we continue to explore additional development opportunities to expand our pipeline and portfolio of novel therapeutics through both internal research and external innovation. Our development pipeline includes several earlier stage opportunities, including praliciguat, an investigational oral soluble guanylate cyclase, or sGC, stimulator, that we licensed from Cyclerion Therapeutics, Inc., or Cyclerion, in June 2021. One indication of interest is the treatment of focal segmental glomerulosclerosis, which is highly complementary of our strategy to identify and develop novel therapeutics for people impacted by kidney diseases.

Operating Overview
We have incurred net losses in each year since inception. Our net losses were $51.9 million and $59.5 million for the three months ended September 30, 2022 and 2021, respectively. Our net losses were $85.0 million and $212.2 million for the nine months ended September 30, 2022 and 2021, respectively. Substantially all of our net losses resulted from costs incurred in connection with the continued commercialization of Auryxia and development efforts relating to vadadustat, including conducting clinical trials of, and seeking regulatory approval for, vadadustat, providing general and administrative support for these operations and protecting our intellectual property.

Our ability to achieve profitability depends in part on our ability to manage our expenses. Following receipt of the CRL, in April 2022 and May 2022, we implemented a reduction of our workforce by approximately 42% across all areas of our company including several members of management (47% inclusive of the closing of the majority of open positions). These actions reflect our determination to refocus our strategic priorities around our commercial product, Auryxia®, and our development portfolio, and are steps in a cost savings plan to significantly reduce our expense profile in line with being a single commercial product company. The workforce reduction included net charges totaling approximately $14.7 million, including costs for one-time termination benefits and contractual termination benefits for severance, healthcare, and related benefits of $11.4 million and non-cash stock-based compensation expense of $3.3 million. During the three and nine months ended September 30, 2022, we recognized $0.2 million and 14.7 million, respectively, of restructuring charges in the condensed consolidated statement of operations and comprehensive loss. Refer to Note 5 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details.

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

•address the issues identified in the CRL for vadadustat that we received from the FDA and, in the event our FDRR is accepted by the FDA, pursue our appeal of the CRL for vadadustat with the FDA;

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

•continue to repay, and pay any associated pre-payment penalties, if applicable, the senior secured term loans in an aggregate principal amount of $67.0 million, or the Term Loans, that were made available to us pursuant to the loan agreement that we entered into with funds managed by Pharmakon Advisors LP, in November 2019, which was amended in February 2022, and further amended in July 2022, or as amended, the Loan Agreement;

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

From inception through September 30, 2022, we raised approximately $793.5 million of net proceeds from the sale of equity, including $519.8 million from various underwritten public offerings, $223.7 million from at-the-market offerings, or ATM offerings, pursuant to prior sales agreements with Cantor Fitzgerald & Co., and $70.0 million from the sale of 7,571,429 shares of common stock to Vifor Pharma. As of September 30, 2022, through our collaboration agreement with MTPC and our prior collaboration agreements with Otsuka we received approximately $837.1 million in cost-share funding, and are not entitled to receive any additional cost-share funding. On June 30, 2022, we entered into the Termination Agreement with Otsuka, pursuant to which we received a nonrefundable and non-creditable payment of $55.0 million in consideration for the covenants and agreements set forth in the Termination Agreement.

On November 11, 2019, we entered into the Loan Agreement with funds managed by Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. As of September 30, 2022, we had drawn down the full $100.0 million made available to us under the Loan Agreement. On July 15, 2022, or the Effective Date, we entered into the Second Amendment and Waiver with BioPharma Credit PLC, or the Collateral Agent, BPCR Limited Partnership, as a Lender, and BioPharma Credit Investments V (Master) LP, as a Lender, or the Second Amendment and Waiver, which amends and waives certain provisions of the Loan Agreement as amended by the First Amendment and Waiver between the Collateral Agent, the Lenders and us, dated February 18, 2022, or the First Amendment and Waiver. The Collateral Agent and the Lenders are collectively referred to as Pharmakon (see Note 11 to our condensed consolidated financial statements). Pursuant to the Second Amendment and Waiver, we made prepayments totaling $25.0 million together with a prepayment premium of $0.5 million plus all accrued and unpaid interest on such prepayments of principal to the Effective Date, and Pharmakon agreed to waive or modify certain covenants in the Loan Agreement (see Note 11 to our condensed consolidated financial statements). In addition, on February 25, 2021, we received an upfront payment of $44.8 million (net of certain transaction expenses) in connection with our sale to HealthCare Royalty Partners IV, L.P., or HCR, of the right to receive all royalties and sales milestones payable to us under our collaboration agreement with MTPC, or the MTPC Agreement, subject to certain caps and other terms and conditions described elsewhere in this Quarterly Report on Form 10-Q. Finally, on February 18, 2022, we entered into a Second Amended and Restated License Agreement, or the Vifor Second Amended Agreement, with Vifor Pharma. Pursuant to the Vifor Second Amended Agreement, Vifor Pharma made an upfront payment to us of $25.0 million in lieu of the previously disclosed milestone payment of $25.0 million that Vifor Pharma was to pay to us following approval of vadadustat by the FDA. Also pursuant to the Vifor Second Amended Agreement, Vifor contributed $40 million to a working capital fund established to partially fund our costs of purchasing vadadustat from our contract manufacturers, or the Working Capital Fund, which amount of funding will fluctuate, and which funding we will repay to Vifor Pharma over time.

Impacts of COVID-19 Pandemic
The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and continues to affect our employees, patients, healthcare providers with whom we interact, customers, collaboration partners, CROs, contract manufacturing organizations, or CMOs, vendors, communities and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition continues to depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the COVID-19 pandemic, any resurgences or variants of COVID-19, the actions taken to contain it or treat its impact and the economic and other impacts on local, regional, national and international markets where the healthcare providers with whom we interact, our partners, our CROs, our CMOs, and our other vendors operate.

We believe our revenue growth was negatively impacted by the COVID-19 pandemic in 2021 and the first three quarters of 2022 primarily as the CKD patient populations that we serve experienced both high hospitalization and mortality rates due to COVID-19, and the pandemic had an adverse impact on the phosphate binder market in which Auryxia competes. Labor shortages and costs have adversely impacted dialysis providers. These impacts have refocused clinical efforts in addressing bone and mineral disorders like hyperphosphatemia to more acute operational issues to ensure patients receive dialysis treatments and still some patients have been rescheduled or missed treatments due to labor shortages. We believe, this and potentially other factors, has led to the reduction in the phosphate binder market, which has not experienced growth since early 2020. While we are unable to quantify the impact of the COVID-19 pandemic on future revenues and revenue growth, the COVID-19 pandemic and the ongoing impacts from the COVID-19 pandemic continue to adversely and disproportionately impact CKD patients and the phosphate binder market; therefore, we expect the COVID-19 pandemic and the ongoing impacts from the pandemic to continue to have a negative impact on our revenue growth for the foreseeable future.

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

In addition, several healthcare facilities have previously restricted access for non-patients, including the members of our sales force. For example, DaVita, Inc., or DaVita, and Fresenius Medical Care, or Fresenius, which account for a vast majority of the dialysis population in the United States, have previously restricted access to their clinics. As a result, we continue to engage with some healthcare providers and other customers virtually, where possible. The restrictions on our customer-facing employees' in-person interactions with healthcare providers have, and could continue to, negatively impact our access to healthcare providers and, ultimately, our sales, including with respect to vadadustat, if approved. Recently, such precautionary measures have been relaxed at certain healthcare facilities and, as a result, members of our sales force have resumed in person interactions with certain customers. Nevertheless, some restrictions remain, and more restrictions may be put in place again due to a resurgence in COVID-19 cases, including those involving new variants of COVID-19 which may be more contagious and more severe than prior strains of the virus. Given this uncertain environment and the disproportionate impact of the COVID-19 pandemic on CKD patients, we are actively monitoring the demand in the United States for Auryxia and will be for vadadustat, if approved, including the potential for further declines or changes in prescription trends and customer orders, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, the direct and indirect impacts of the pandemic or the response efforts to the pandemic, including among others, competition for labor and resources and increases in labor, sourcing, manufacturing and shipping costs, may cause disruptions to, closures of, or other impacts on our CMOs and other vendors in our supply chain on which we rely for the supply of our products and product candidates. For example, areas of China have recently continued to implement lockdowns for COVID-19, which could impact the global supply chain. At this time, our third party contract manufacturers continue to operate at or near normal levels. However, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our contract manufacturers' ability to manufacture and deliver Auryxia and vadadustat (if approved in the United States and EMA and which is currently marketed under the trade name VafseoTM by MTPC in Japan), which may result in increased costs and delays, or disruptions to the manufacturing and supply of our products.

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

We expect our revenue to continue to be generated primarily from our commercial sales of Auryxia, our collaboration with MTPC and any other collaborations into which we may enter, and royalty revenue from Japan Tobacco, Inc., and its subsidiary, Torii Pharmaceutical Co., Ltd., collectively JT and Torii, based on net sales of Riona in Japan. We will not recognize any future revenue pursuant to our collaboration with Otsuka.

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

As a result of the merger with Keryx Biopharmaceuticals, Inc., or Keryx, or the Merger, and the application of purchase accounting, costs of goods sold also includes both amortization expense and, if applicable, impairment charges associated with the fair value of the developed product rights for Auryxia as well as expense associated with the fair value inventory step-up. The fair value of the developed product rights for Auryxia is being amortized over its estimated useful life, which as of

September 30, 2022 is estimated to be six years. The fair value inventory step-up as a result of the Merger was fully amortized as of the first quarter of 2021.

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
•costs associated with preclinical, clinical and regulatory activities; and
•costs associated with pre-launch inventory build for vadadustat in the United States and Europe, for which we received the CRL from the FDA in the United States in March 2022.

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

From inception through September 30, 2022, we have incurred $1.5 billion in research and development expenses. We expect to incur significant research and development expenditures for the foreseeable future as we continue the development of Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Vadadustat external costs	$13,840	$14,339	$42,752	$44,059
External costs for other programs	3,823	7,425	15,279	18,989
Total external research and development expenses	17,663	21,764	58,031	63,048

Headcount, consulting, facilities and other	9,687	18,707	39,179	55,248
Total research and development expenses	$27,350	$40,471	$97,210	$118,296

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

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended		Increase
	September 30, 2022	September 30, 2021	(Decrease)
	(in thousands)
Revenues:
Product revenue, net	$42,239	$36,753	$5,486
License, collaboration and other revenue	6,725	12,003	(5,278)
Total revenues	48,964	48,756	208
Cost of goods sold:
Product	28,936	6,933	22,003
Amortization of intangibles	9,011	9,011	—
Total cost of goods sold	37,947	15,944	22,003
Operating expenses:
Research and development	27,350	40,471	(13,121)
Selling, general and administrative	30,918	46,357	(15,439)
License expense	743	870	(127)
Restructuring	180	—	180
Total operating expenses	59,191	87,698	(28,507)
Operating loss	(48,174)	(54,886)	6,712
Other expense, net	(2,785)	(4,658)	1,873
Loss on extinguishment of debt	(906)	—	(906)
Net loss	$(51,865)	$(59,544)	$7,679

Product Revenue, Net. Net product revenue is derived from sales of our only commercial product in the United States, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $42.2 million for the three months ended September 30, 2022, compared to $36.8 million for the three months ended September 30, 2021. The increase was primarily due to pricing and improved payer mix.

License, Collaboration and Other Revenue. License, collaboration and other revenue was $6.7 million for the three months ended September 30, 2022 compared to $12.0 million for the three months ended September 30, 2021. The decrease is primarily due to a reduction in revenue from the Otsuka collaboration agreement because on June 30, 2022, we and Otsuka entered into the Termination Agreement, which, among other things, terminated the cost sharing arrangement under the Otsuka collaboration agreement for the United States, or the Otsuka U.S. Agreement, and the Otsuka collaboration agreement for certain territories outside the United States, or the Otsuka International Agreement. Refer to Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details. We will not recognize any future revenue under the Otsuka U.S. Agreement or the Otsuka International Agreement.

Cost of Goods Sold - Product. Cost of goods sold of $28.9 million for the three months ended September 30, 2022 consisted of costs associated with the manufacturing of Auryxia and supply of Vafseo to MTPC for commercial sale in Japan, $2.6 million related to excess and obsolescence reserves associated with inventory, and a $13.2 million non-cash charge related to an increase to the liability for excess purchase commitments. Refer to Note 13 to our condensed consolidated financial statements for further details on the excess purchase commitments liability.

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

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia, which is being amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of intangibles during each of the three months ended September 30, 2022 and 2021 was $9.0 million.

Research and Development Expenses. Research and development expenses were $27.4 million for the three months ended September 30, 2022, compared to $40.5 million for the three months ended September 30, 2021, a decrease of $13.1 million. The decrease was primarily due to the following:

(in millions)
Vadadustat development expenses	$(0.5)
Headcount, consulting, facilities and other	(12.6)
Total net decrease	$(13.1)

The decrease in research and development expense was primarily due to decreased headcount related costs as a result of the reduction in force and decreased consulting costs. Although we expect our research and development expenses to continue to decrease for the remainder of 2022, compared to 2021, we will continue to incur significant research and development expenses in future periods in support of ongoing or planned studies with respect to Auryxia and vadadustat and development of other potential product candidates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $30.9 million for the three months ended September 30, 2022, compared to $46.4 million for the three months ended September 30, 2021. The decrease of $15.4 million was primarily due to decreased headcount related costs as a result of the reduction in force, lower one-time legal costs, and lower marketing expenses. For the remainder of 2022, we expect our selling, general and administrative expenses to continue to decrease from 2021 as we continue to reduce our expense profile in line with being a single commercial product company.

License Expenses. License expense related to royalties due to Panion relating to sales of Riona in Japan were $0.7 million for the three months ended September 30, 2022 compared to $0.9 million for the three months ended September 30, 2021.

Restructuring. Restructuring expenses were $0.2 million for the three months ended September 30, 2022 due to one-time termination benefits for severance, healthcare, and related benefits related to the reduction in force. There were no restructuring expenses for the three months ended September 30, 2021.

Other Expense, Net. Other expense, net, was $2.8 million for the three months ended September 30, 2022 compared to $4.7 million for the three months ended September 30, 2021. The decrease of $1.9 million was primarily due to a decrease in interest expense as a result of principal prepayments totaling $25.0 million made on the Term Loans pursuant to the Second Amendment and Waiver in the three months ended September 30, 2022, reducing our outstanding balance on the Term Loans. The decrease was also related to a decrease in the fair value of our derivative liability related to the Loan Agreement with Pharmakon during the three months ended September 30, 2022.

Loss on Extinguishment of Debt. During the three months ended September 30, 2022, the Company recorded a debt extinguishment loss of $0.9 million related to the principal prepayments made on the Term Loans pursuant to the Second Amendment and Waiver.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended		Increase
	September 30, 2022	September 30, 2021	(Decrease)
	(in thousands)
Revenues:
Product revenue, net	$127,390	$100,120	$27,270
License, collaboration and other revenue	110,032	$53,853	56,179
Total revenues	237,422	153,973	83,449
Cost of goods sold:
Product	60,859	$76,012	(15,153)
Amortization of intangibles	27,032	27,032	—
Total cost of goods sold	87,891	103,044	(15,153)
Operating expenses:
Research and development	97,210	118,296	(21,086)
Selling, general and administrative	108,052	129,336	(21,284)
License expense	2,323	2,460	(137)
Restructuring	14,711	—	14,711
Total operating expenses	222,296	250,092	(27,796)
Operating loss	(72,765)	(199,163)	126,398
Other expense, net	(11,339)	(12,999)	1,660
Loss on extinguishment of debt	(906)	—	(906)
Net loss	(85,010)	(212,162)	127,152

Product Revenue, Net. Net product revenue is derived from sales of our only commercial product in the United States, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $127.4 million for the nine months ended September 30, 2022, compared to net product revenue of $100.1 million for the nine months ended September 30, 2021. The increase was primarily due to pricing and improved payor mix.

License, Collaboration and Other Revenue. License, collaboration and other revenue was $110.0 million for the nine months ended September 30, 2022, compared to $53.9 million for the nine months ended September 30, 2021. On June 30, 2022, we and Otsuka entered into the Termination Agreement, which, among other things, terminated the cost sharing arrangement under the Otsuka U.S. Agreement, and the Otsuka International Agreement. During the nine months ended September 30, 2022, we recognized $55.0 million in collaboration revenue related to a payment received pursuant to the terms of the Termination Agreement with Otsuka, $15.5 million related to previously deferred revenue as of the date of termination and $9.6 million of non-cash consideration related to Otsuka's obligations to complete certain agreed upon clinical activities related to the MODIFY Study, in accordance with the current study protocol, at its own cost and expense. We also recognized $19.1 million in collaboration revenue for the nine months ended September 30, 2022 from the Otsuka U.S. Agreement and the Otsuka International Agreement prior to the termination, as well as royalty revenue under the MTPC Agreement, and revenue under the MTPC Supply Agreement. We recognized $49.7 million in collaboration revenue for the nine months ended September 30, 2021 from the Otsuka U.S. Agreement, the Otsuka International Agreement, royalty revenue under our collaboration agreement with MTPC, and revenue under the MTPC Supply Agreement.

Cost of Goods Sold - Product. Cost of goods sold of $60.9 million for the nine months ended September 30, 2022 consisted of costs associated with the manufacturing of Auryxia and supply of Vafseo to MTPC for commercial sale in Japan, $10.0 million related to excess and obsolescence reserves associated with inventory, and a $12.4 million increase to the liability for excess purchase commitments. Refer to Note 13 to our condensed consolidated financial statements for further details on the excess purchase commitments liability.

Cost of goods sold of $76.0 million for the nine months ended September 30, 2021 consisted primarily of costs associated with the manufacturing of Auryxia, $15.4 million in non-cash charges related to an increase to the liability for excess purchase commitments, $21.6 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting, and $7.1 million related to inventory reserves associated with a previously disclosed manufacturing quality issue related to Auryxia.

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia, which is being amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of intangibles during each of the nine months ended September 30, 2022 and 2021 was $27.0 million.

Research and Development Expenses. Research and development expenses were $97.2 million for the nine months ended September 30, 2022, compared to $118.3 million for the nine months ended September 30, 2021, a decrease of $21.1 million. The decrease was primarily due to the following:

(in millions)
Vadadustat development expenses	$(1.3)
Headcount, consulting, facilities and other	(19.8)
Total net decrease	(21.1)

The decrease in research and development expense was primarily due to decreased headcount related costs as a result of the reduction in force, decreased consulting costs, and decreased regulatory fees. Also during the nine months ended September 30, 2021, we made an upfront payment of $3.0 million to Cyclerion for an exclusive global license to develop and commercialize praliciguat, an investigational oral sGC, stimulator, which was recorded to research and development expense which did not reoccur during the nine months ended September 30, 2022. Although we expect our research and development expenses for the remainder of 2022 to continue to decrease compared to 2021, we will continue to incur significant research and development expenses in future periods in support of ongoing or planned studies with respect to Auryxia and vadadustat and development of other potential product candidates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $108.1 million for the nine months ended September 30, 2022, compared to $129.3 million for the nine months ended September 30, 2021. The decrease of $21.3 million was primarily due to decreased headcount related costs as a result of the reduction in force, decreased one-time legal costs, and lower marketing expense following receipt of the CRL for vadadustat. For the remainder of 2022, we expect our selling, general and administrative expenses to continue to decrease from 2021 as we significantly reduce our expense profile in line with being a single commercial product company.

License Expenses. License expense related to royalties due to Panion relating to sales of Riona in Japan was $2.3 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Restructuring. Restructuring expenses were $14.7 million for the nine months ended September 30, 2022 due to one-time termination benefits and contractual termination benefits for severance, healthcare, and non-cash stock-based compensation related to the reduction in force. There were no restructuring expenses for the nine months ended September 30, 2021.

Other Expense, Net. Other expense, net, was $11.3 million for the nine months ended September 30, 2022 compared to $13.0 million for the nine months ended September 30, 2021. The decrease in other expense compared to September 30, 2021 was primarily due to a decrease in interest expense as a result of principal prepayments totaling $25.0 million made on the Term Loans pursuant to the Second Amendment and Waiver in the nine months ended September 30, 2022, reducing our outstanding balance on the Term Loans. The decrease was also related to a decrease in the fair value of our derivative liability related to the Loan Agreement with Pharmakon during the nine months ended September 30, 2022.

Loss on Extinguishment of Debt. During the three months ended September 30, 2022, the Company recorded a debt extinguishment loss of $0.9 million related to the principal prepayments made on the Term Loans pursuant to the Second Amendment and Waiver.

Liquidity and Capital Resources
We have funded our operations principally through sales of our common stock, payments received from our collaboration partners, product sales, debt, a royalty transaction, and a refund liability to a customer. As of September 30, 2022, we had cash and cash equivalents of approximately $144.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. On April 7, 2022, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, as agent, for the offer and sale of common stock at current market prices in amounts to be determined from time to time. Also, on April 7, 2022, we filed a prospectus supplement relating to the Sales Agreement, pursuant to which we are able to offer and sell under the Sales Agreement up to $26.0 million of our common stock at current market prices from time to time. From the date of filing of the prospectus supplement through the date of the filing of this Quarterly Report on Form 10-Q, we have not sold any shares of our common stock under this program. As of September 30, 2022, through our collaboration agreements with Otsuka and MTPC we received approximately $837.1 million in cost-share funding, and are not entitled to receive any additional cost-share funding.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(18,475)	$(190,157)
Investing activities	(114)	39,941
Financing activities	14,599	128,328
Net (decrease) in cash, cash equivalents, and restricted cash	$(3,990)	$(21,888)

Operating Activities. Net cash used in operating activities of $18.5 million for the nine months ended September 30, 2022 was driven by the net operating loss for the period and changes in working capital at period end.

Net cash used in operating activities of $190.2 million for the nine months ended September 30, 2021 was largely driven by the net operating loss for the period and changes in working capital at period end.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2022 was $0.1 million and was comprised of purchases of equipment.

Net cash provided by investing activities for the nine months ended September 30, 2021 was $39.9 million and was primarily comprised of proceeds from the sale of available for sale securities of $40.0 million.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2022 was $14.6 million and consisted of net proceeds from refund liabilities to customers of $40.0 million, net proceeds from the issuance of common stock of $7.1 million, and proceeds from the sale of stock under our employee stock purchase plan, partially offset by principal payments of debt of $33.0 million.

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

Operating Capital Requirements
We have one product, Auryxia, approved for commercial sale in the United States, but have not generated, and may not generate, enough product revenue from the sale of Auryxia to realize net profits from product sales. We have incurred losses and cumulative negative cash flows from operations in each year since our inception in February 2007, and as of September 30, 2022, we had an accumulated deficit of $1.5 billion. We anticipate that we will continue to incur losses for the foreseeable future, and we expect to continue to incur additional research and development expenses related to vadadustat and our development pipeline, and research and development and selling, general and administrative expenses for our ongoing development and commercialization of Auryxia.

We expect our cash resources will be sufficient to fund our current operating plan through at least the next twelve months from the date of this filing. However, our operating plan includes assumptions pertaining to cost avoidance measures and the reduction of overhead costs that would result from the planned amendment of contractual arrangements with certain supply and collaboration partners and reduction of operating expenses. The outcome of certain of these cost avoidance measures are outside of our control, such as the planned amendment of contractual arrangements with certain supply partners. During 2022, we implemented some of the cost avoidance measures, and we have additional cost avoidance measures we plan to implement. For example, during the third quarter of 2022, we reduced future contractual commitments with certain supply partners, and we continue to work with our supply partners to further reduce costs. In addition, during the second quarter of 2022, we reduced our workforce by approximately 42% across all areas of our company following receipt of the CRL. These actions reflect our determination to refocus our strategic priorities around our commercial product, Auryxia® and our development portfolio, and is a step in a cost savings plan to significantly reduce our expense profile in line with being a single commercial product company (see Note 5 to our condensed consolidated financial statements). However, because certain of the other cost avoidance measures and certain other elements of our operating plan are outside of our control, there is uncertainty as to whether our cash resources will be adequate to support our operations for a period through at least the next twelve months from the date of issuance of these financial statements.

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

We believe that the execution of the cost avoidance measures detailed previously, future decisions by the FDA or foreign regulatory agencies related to the potential regulatory approval of vadadustat, and our ability to generate additional value from vadadustat, if approved through partnerships or other transactions could potentially further extend our cash runway for a period greater than twelve months. However, these future decisions or transactions are not contemplated in our operating plan. In addition, because the cost avoidance measures and certain other elements of our operating plan are outside of our control, they cannot be considered probable in the context of our going concern assessment. Therefore, there can be no assurance that our cash resources will fund our operating plan for the period anticipated by us.

We expect to finance future cash needs through product revenue, strategic transactions, or a combination of these approaches. We plan to reduce our need for future financing through the planned amendment of contractual arrangements with certain supply and collaboration partners, expense management, and cost avoidance measures in line with being a single commercial product company. Assuming we are successful in those endeavors, we will require additional funding to fund our strategic growth beyond Auryxia or to pursue later stage development and commercial activities for any additional product or product candidates, including those that may be in-licensed or acquired. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by us or that additional funding will be available on terms acceptable to us, or at all.

Going Concern

Our operating plan includes assumptions pertaining to cost avoidance measures and the reduction of overhead costs that would result from the planned amendment of contractual arrangements with certain supply and collaboration partners, and reduction of operating expenses. However, because these cost avoidance measures and certain other elements of our operating plan are outside of our control, including the planned amendment of certain contractual arrangements and the reduction of operating expenses, there is uncertainty as to whether our cash resources will be adequate to support our operations for a period through at least the next twelve months from the date of issuance of these financial statements. The conditions above and the annual going concern covenant in our Loan Agreement raise substantial doubt regarding our ability to continue as a going concern for a period of twelve months after the date the financial statements are issued.

Management’s plans to alleviate the conditions that raise substantial doubt include cost avoidance measures, including amending contractual arrangements with certain supply and collaboration partners, and reducing operating expenses, for us to continue as a going concern for a period of twelve months from the date the financial statements are issued. However, we have concluded that the likelihood that our plan to extend our cash runway from one or more of these approaches will be successful, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

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

Contractual Obligations
As of September 30, 2022, other than as disclosed in Note 13 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report on Form 10-K.

Term Loans
On November 11, 2019, Akebia, with Keryx as guarantor, entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. BioPharma Credit PLC subsequently transferred its interest in the Term Loans, solely in its capacity as a lender, to its affiliate, BPCR Limited Partnership. The Collateral Agent and the lenders are collectively referred to as Pharmakon. The first tranche of $80.0 million, or Tranche A, was drawn on November 25, 2019, or the Tranche A Funding Date, and the second tranche of $20.0 million, or Tranche B, was drawn on December 10, 2020, or the Tranche B Funding Date. As of September 30, 2022, we made our first quarterly principal payment under the Term Loans of $8.0 million. In addition, on July 15, 2022, pursuant to the Loan Agreement, as amended, we made prepayments totaling $25.0 million together with a prepayment premium of $0.5 million plus all accrued and unpaid interest on such prepayments of principal to the Effective Date, and Pharmakon agreed to waive or modify certain covenants in the Loan Agreement. A more detailed description of the Term Loans can be found in Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Refund Liability to Customer

On February 18, 2022, pursuant to the Vifor Second Amended Agreement, Vifor Pharma contributed $40.0 million to the Working Capital Fund, established to partially fund our costs of purchasing vadadustat from its contract manufacturers, which amount of funding will fluctuate, and which funding we will repay to Vifor over time. The $40.0 million initial contribution to the Working Capital Fund represents 50% of the amount of purchase orders that the Company has placed with its contract manufacturers for the supply of vadadustat for the United States, or the Territory, already delivered as of the effective date of the Vifor Second Amended Agreement, and to be delivered through the end of 2022.

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

During the nine months ended September 30, 2022, we had the following material change to our critical accounting estimates as reported in our 2021 Annual Report on Form 10-K:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $144.8 million and $149.8 million, respectively, consisting primarily of money market mutual funds consisting of certificates of deposit and corporate debt securities. Interest rate sensitivity is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

In addition, we are exposed to market risk related to exchange rates. A portion of our revenues for the nine months ended September 30, 2022 was received in royalty payments converted to U.S. dollars based on the net sales of Riona and VafseoTM in Japanese yen. Our exchange rate risk arises from such foreign currency net sales. As a result, we are exposed to movements in the exchange rates of the Japanese yen against the U.S. dollar.

For the royalty payments we received based on net sales of Riona and Vafseo in Japan for the nine months ended September 30, 2022 a 5.0% appreciation or depreciation of the Japanese yen against the U.S. dollar would have increased or decreased, respectively, our revenues in the nine months ended September 30, 2022 by approximately $0.2 million.

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

As of September 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation, our management concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective because our internal control over financial reporting was not adequate due to the material weakness described below.

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

As management continues to evaluate and work to improve its internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness described above will continue to exist. As such, management has concluded that the material weakness cannot be considered remediated as of September 30, 2022.

Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2022, we implemented certain internal controls in connection with our remediation efforts described above. There have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Legal Proceedings Relating to Vadadustat
Opposition Proceedings Against Akebia

In September 2018, Dr. Reddy’s Laboratories Limited filed an opposition to our issued Indian Patent No. 287720 in the Indian Patent Office.

On July 26, 2022, Sandoz AG filed an opposition against our issued European Patent No. 3277270 in the European Patent Office.

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

In 2018, we and our collaboration partner in Japan, Mitsubishi Tanabe Pharma Corporation, or MTPC, jointly filed a Request for Trial before the JPO to challenge the validity of certain of FibroGen’s HIF-related patents in Japan: JP4845728, JP5474872 and JP5474741. On September 26, 2019, the JPO conducted an invalidation trial for JP5474872 and JP4845728. On November 11, 2019, the JPO conducted an invalidation trial for JP5474741. On April 1, 2022, the JPO issued a final decision for JP4845728, which invalidated all claims except claims directed to the medical use to treat anemia that does not respond to erythropoiesis. On May 18, 2022, the JPO issued a final decision for JP5474741 and JP5474872, which maintained the claims in amended form. In May 2022, MTPC filed revocation lawsuits for the three patents in the Intellectual Property High Court requesting cancellation of the JPO’s decisions. In July 2022, we filed a revocation lawsuit for JP4845728 in the Intellectual Property High Court requesting cancellation of the JPO’s decision. In August 2022, we filed revocation lawsuits for JP5474741 and JP5474872 in the Intellectual Property High Court requesting cancellation of the JPO’s decisions. In September 2022, FibroGen filed a revocation lawsuit for JP4845728 in the Intellectual Property High Court requesting cancellation of the JPO’s decision on the claims that were invalidated. We do not believe the JPO’s decisions will prevent our collaboration partner MTPC from continuing to commercialize vadadustat for the treatment of anemia due to CKD in Japan.

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

A trial was conducted in March 2020. On April 20, 2020, the Patents Court of the UK issued a judgment in favor of Akebia, which invalidated all the claims at issue in each of the ’823 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), the ’155 EP Patent (UK) and the ’301 EP Patent (UK). The ’531 EP Patent (UK) was amended to a single claim to recite one specific compound; this claim was held to be valid but not infringed by vadadustat. On June 11, 2020, FibroGen and Astellas appealed the Patents Court’s judgment on the invalidity of the ’823 EP Patent (UK), the ’301 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), and the ’155 EP Patent (UK) in the Court of Appeal (Civil Division). On June 8, 2021 - June 10, 2021, the United Kingdom Court of Appeal held a three-day hearing for the appeal. On August 24, 2021, the Court of Appeal issued a judgment, which reversed the Patents Court’s judgment on the invalidity of the ’823 EP Patent (UK) and maintained certain claims of the ’823 EP Patent (UK) and the ’301 EP Patent (UK) in amended form, and which affirmed the Patents Court’s judgment on the invalidity of the ’333 EP Patent (UK), the ’155 EP Patent (UK), and the ’153 EP Patent (UK). Akebia sought permission to appeal to the UK Supreme Court, which was granted on October 3, 2022. We do not expect the UK Court of Appeal’s judgment to have any effect on our commercialization of vadadustat in the UK.

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

On September 13, 2021, the parties in the Loper Action and Panicho Action entered into a joint stipulation and proposed order, which provided for the consolidation of the two actions under the caption In re Akebia Therapeutics, Inc. Securities Litigation, or the Consolidated State Action. On October 27, 2021, plaintiffs filed a consolidated complaint in the Consolidated State Action. On January 10, 2022, defendants moved to dismiss the consolidated complaint in its entirety. Briefing on defendants’ motion to dismiss was completed on April 22, 2022. Oral argument was held on October 7, 2022, and the Court dismissed the complaint without prejudice on October 17, 2022, giving plaintiffs thirty days to amend their complaint. The Court further ordered that, in the event plaintiffs do not file an amended complaint within thirty days of the dismissal, the dismissal shall be deemed to be with prejudice.

On March 14, 2022, a purported stockholder of Akebia filed a putative federal securities class action against Akebia as well as three present and former officers of Akebia in the U.S. District Court for the Eastern District of New York. The action was captioned Deputy v. Akebia Therapeutics, Inc., et al., No. 1:22-cv-01411, or the EDNY Action. The complaint in the EDNY Action alleged that defendants made materially false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The alleged misstatements or omissions related to heightened safety risks that allegedly threatened the prospects of the Phase 3 PRO2TECT clinical trial and the commercial viability of vadadustat. The complaint in the EDNY Action sought damages including interest thereon, an award of plaintiffs’ and the class’s costs and expenses, including counsel fees and expert fees, or such other and further relief that the Court deems appropriate. Plaintiffs Abraham Kiswani and Joseph Gorski were appointed co-lead plaintiffs on June 28, 2022, and on July 22, 2022, a stipulated scheduling order was entered allowing co-lead plaintiffs to file an amended complaint on or before August 29, 2022. On August 29, 2022, co-lead plaintiffs filed a stipulation of voluntary dismissal, and the Court entered an order dismissing the co-lead plaintiffs from the action on August 30, 2022. The original named plaintiff filed a stipulation of voluntary dismissal on September 7, 2022, and the court formally terminated the case on September 8, 2022.

We deny any allegations of wrongdoing and intend to continue vigorously defending against the one active stockholder lawsuit described in this Legal Proceedings section, the Consolidated State Action. There is no assurance, however, that we will be successful in the defense of this action, or any associated appeals, or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible losses at this time. A resolution of the Consolidated State Action in a manner adverse to us, however, could have a material effect on our financial position and results of operations in the period in which the action is resolved.

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

Investment in pharmaceutical product development and commercialization is highly speculative because it requires upfront capital expenditures and there is significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities and, following the merger, or the Merger, whereby Keryx Biopharmaceuticals, Inc., or Keryx, became a wholly owned subsidiary of ours, commercialization. We have financed our operations primarily through sales of equity securities, our strategic collaborations and, following the Merger, product revenues, a royalty monetization transaction and debt. Prior to the Merger, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable, and we have incurred net losses each year since our inception, including a net loss of $51.9 million for the three months ended September 30, 2022, and a net loss of $85.0 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $1.5 billion. We cannot guarantee when, if ever, we will become profitable.

In March 2022, we received a complete response letter, or CRL, from the FDA regarding our NDA for vadadustat, our lead investigational product candidate, for the treatment of anemia associated with CKD. The FDA concluded that the data in the NDA do not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. In July 2022, we held an end of review meeting with the FDA to inform the Company's next steps with respect to the potential U.S. approval of vadadustat, if any, and in October 2022, we submitted a Formal Dispute Resolution Request, or FDRR, to the FDA. The FDRR focuses on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult patients on dialysis in light of safety concerns expressed by the FDA in the CRL related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. There can be no assurances that our FDRR will be accepted by the FDA, or that, if accepted, we will be successful in our appeal and obtain approval for vadadustat in a timely manner, on favorable terms, or at all. As a result, the regulatory approval process for vadadustat in the U.S. is highly uncertain. We may not obtain approval at all, and if we are able to obtain approval, the expense and time to do so could adversely impact our ability to successfully commercialize vadadustat or conduct our other business operations, and our financial condition could be materially harmed.

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
•addressing the issues identified in the CRL for vadadustat that we received from the FDA, including the results of the end of review meeting and, in the event our FDRR is accepted by the FDA, the outcome of our appeal;
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
•maintaining, protecting and expanding our portfolio of intellectual property rights, including patents and trade secrets; and

•the impact of the COVID-19 pandemic on the above factors, including the disproportionate impact of the COVID-19 pandemic on CKD patients, the adverse impact on the phosphate binder market in which we compete, and the limitation of our sales professionals to meet in person with healthcare professionals as the result of travel restrictions or limitations on access for non-patients.

Our ability to achieve profitability also depends on our ability to manage our expenses. Following receipt of the CRL, in April and May 2022, we implemented a reduction of our workforce, by approximately 42% across all areas of the Company (47% inclusive of the closing of the majority of open positions), including several members of management. We recorded a restructuring charge of $14.7 million in the aggregate primarily related to contractual termination benefits including severance, non-cash stock-based compensation expense, healthcare and related benefits in the nine months ended September 30, 2022. However, we may incur additional costs not currently contemplated due to events associated with or resulting from the workforce reduction. Additionally, the reduction in workforce could impact our operations, including our commercialization of Auryxia, which could affect our ability to generate revenue.

Even in light of the reduction in workforce, we expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition to any additional costs not currently contemplated due to events associated with or resulting from the workforce reduction noted above, our ability to achieve profitability and our financial position will depend, in part, on the rate of our future expenditures, on product revenue, collaboration revenue, and our ability to obtain additional funding. On June 30, 2022, we entered into a Termination and Settlement Agreement, or the Termination Agreement, with Otsuka Pharmaceutical Co. Ltd., or Otsuka, pursuant to which we agreed to the immediate termination of the December 18, 2016 collaboration and license agreement with Otsuka, or the Otsuka U.S. Agreement, and the April 25, 2017 collaboration and license agreement with Otsuka, or the Otsuka International Agreement, in exchange for the payment of $55.0 million to us and the agreement between the parties with respect to the conduct of certain activities. Unless and until we are able to find a new partner for vadadustat in Europe and other countries previously licensed to Otsuka, we will incur additional expenses in connection with the development of vadadustat and will receive less collaboration revenue and, if approved, product revenue than originally anticipated. In addition, we expect to continue to incur significant expenses if and as we:

•continue our commercialization activities for Auryxia and vadadustat, if we are able to obtain marketing approval for vadadustat following receipt of the CRL from the FDA in March 2022, and any other product or product candidate, including those that may be in-licensed or acquired;
•address the issues identified in the CRL for vadadustat that we received from the FDA and pursue our appeal of the CRL for vadadustat with the FDA, in the event our FDRR is accepted;
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
•continue to repay, and pay any associated pre-payment penalties, if applicable, the senior secured term loans in an aggregate principal amount of $67.0 million, or the Term Loans, that were made available to us pursuant to the Loan Agreement;
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

As of September 30, 2022, our cash and cash equivalents were $144.8 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia; in the event our FDRR is accepted by the FDA, pursue our appeal for vadadustat in the U.S. with the FDA; support the regulatory process with respect to vadadustat with the EMA and ACCESS Consortium; and develop and commercialize any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with research and development, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale. In addition, other unanticipated costs may arise. Because the outcomes of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete clinical development for any current or future product candidates, including vadadustat depending on what is required to address the issues identified in the CRL for vadadustat, including the outcome of our appeal and if additional clinical trials are required in order to obtain marketing approval, or to complete post-marketing studies for Auryxia and vadadustat, if approved. Our future capital requirements depend on many factors, including:

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

We expect our cash resources to fund our current operating plan through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. However, our operating plan includes assumptions pertaining to cost avoidance measures and the reduction of overhead costs that would result from the planned amendment of contractual arrangements with certain supply and collaboration partners, and the reduction of operating expenses. If we are not able to execute any of the planned amendments of contractual arrangements with certain supply and collaboration partners, or to reduce our operating expenses, our cash resources may be inadequate to support our operations for a period through at least the next twelve months from the date of issuance of these financial statements. In addition, if we fail to satisfy any of the covenants under our Loan Agreement with Pharmakon, including the covenant that our Annual Report on Form 10-K for the fiscal year ending December 31, 2022 not be qualified as to going concern, and the loan is accelerated, we may not have sufficient resources to fund our operating plan through the next twelve months. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by us or that additional funding will be available on terms acceptable to us, or at all.

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

We believe that our cash resources will be sufficient to fund our current operating plan through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. However, there were conditions or events, considered in the aggregate, that raised substantial doubt about our ability to continue as a going concern within twelve months after the date the financial statements for December 31, 2021 were issued and certain elements of our operating plan were outside of our control at that time and continue to be outside of our control. In addition, as of the date of the financial statements included in this Quarterly Report on Form 10-Q, our operating plan includes assumptions pertaining to cost avoidance measures and the reduction of overhead costs that would result from the planned amendment of contractual arrangements with certain supply and collaboration partners, and the reduction of operating expenses. Because these cost avoidance measures and certain other elements of our operating plan are outside of our control, there is uncertainty as to whether our cash resources will be adequate to support our operations for a period through at least the next twelve months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date these financial statements are issued. In the event we are not able to continue as a going concern, our business would be materially impacted. See Note 1 to our consolidated financial statements appearing elsewhere in our 2021 Annual Report on Form 10-K and Note 1 to this Quarterly Report on Form 10-Q, as applicable, for additional information on our assessments. Future concerns relating to our ability to continue as a going concern, could have a material adverse affect on us.

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

To date, we have not regained compliance with the minimum bid price rule. However, we have applied to transfer the listing of our common stock to the Nasdaq Capital Market. If the application is approved, then we may be eligible for an additional 180 day compliance period. However, there can be no assurance that we will satisfy the continued listing requirement for the market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and as such, we may not be eligible for the additional 180 day compliance period. If we are successful in transferring the listing of our common stock to the Nasdaq Capital Market and at any time during any additional compliance period the bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, the Nasdaq Listing Qualifications Department staff will provide written notification to us that we are in compliance with the minimum bid price rule, unless the staff exercises its discretion to extend this 10-day period pursuant to the Nasdaq Listing Rules.

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

Although we continue to focus a substantial amount of our efforts on the commercialization of Auryxia and in the event our FDRR is accepted by the FDA, to pursue our appeal for vadadustat in the U.S. with the FDA, including through the appeal process, a key element of our long-term growth strategy is to develop additional product candidates and acquire, in-license, develop and/or market additional products and product candidates.

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

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and continues to affect our employees, patients, healthcare providers with whom we interact, customers, collaboration partners, contract research organizations, or CROs, our contract manufacturing organizations, or CMOs, vendors, communities and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition continues to depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the COVID-19 pandemic, any resurgences or variants of COVID-19, the actions taken to contain it or treat its impact and the economic and other impacts on local, regional, national and international markets where the healthcare providers with whom we interact, our partners, our CROs, our CMOs, and our other vendors operate.

We believe our revenue growth was negatively impacted by the COVID-19 pandemic in 2021 and the first three quarters of 2022 primarily as the CKD patient populations that we serve experienced both high hospitalization and mortality rates due to COVID-19, and the pandemic had an adverse impact on the phosphate binder market in which Auryxia competes. Labor shortages and costs have adversely impacted dialysis providers. These impacts have refocused clinical efforts in addressing bone and mineral disorders like hyperphosphatemia to more acute operational issues to ensure patients receive dialysis treatments and still some patients have been rescheduled or missed treatments due to labor shortages. We believe, this and potentially other factors, has led to the reduction in the phosphate binder market, which has not experienced growth since early 2020. While we are unable to quantify the impact of the COVID-19 pandemic on future revenues and revenue growth, the COVID-19 pandemic and the ongoing impacts from the COVID-19 pandemic continue to adversely and disproportionately impact CKD patients and the phosphate binder market; therefore, we expect the COVID-19 pandemic and the ongoing impacts from the pandemic to continue to have a negative impact on our revenue growth for the foreseeable future.

As a result of the COVID-19 pandemic, we adopted a flexible workplace policy allowing employees to work from home on a full or part-time basis, which may make it difficult for us to maintain our corporate culture or retain employees. Moreover, our future success substantially depends on the management skills of our executives and certain other key employees. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy, and we may not be successful in finding and integrating suitable successors in the event any of our key employees leave or are unavailable. This could have an adverse effect on our business, results of operations and cash flows.

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

In addition, the direct and indirect impacts of the pandemic or the response efforts to the pandemic, including, among others, competition for labor and resources and increases in labor, sourcing, manufacturing and shipping costs, may cause disruptions to, closures of or other impacts on our CMOs and other vendors in our supply chain on which we rely for the supply of our products and product candidates. For example, areas of China have recently continued to implement lockdowns for COVID-19, which could impact the global supply chain. At this time, our CMOs continue to operate at or near normal levels. However, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our contract manufacturers’ ability to manufacture and deliver Auryxia and vadadustat (if approved in the United States or EMA and which is currently marketed under the trade name VafseoTM by MTPC in Japan), which may result in increased costs and delays, or disruptions to the manufacturing and supply of our products. These impacts could have a negative effect on our inventory reserves, which could result in an increase in inventory write-offs due to expiry.

Outside of the impacts to our clinical trials as a result of the CRL, the pandemic has resulted in closures of and may continue to impact clinical trial sites on which we rely and will rely on in the future for the completion of certain clinical trials. COVID-19 pandemic precautions have caused moderate delays in enrolling new clinical trials and may cause delays in enrolling future clinical trials. Further, the pandemic has impacted and is likely to continue to impact the business of the FDA, the EMA and other government authorities, which potentially could result in delays in meetings, reviews, inspections and approvals relating to our product and product candidates. Any decision by the FDA, EMA or other governmental authorities to delay meeting with us or our collaboration partners or delay scheduling inspections in light of the COVID-19 pandemic could have a material adverse effect on clinical trials of our product candidates or on our efforts to obtain marketing approvals for vadadustat, which could increase our operating expenses and have a material adverse effect on our financial results, including the timing and amount of future regulatory milestones we could receive from our collaboration partners.

If we or any of the third parties with whom we engage, including our collaboration partners, or any of our customers were to experience further shutdowns, delays or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned, and our revenue expectations, could be materially and negatively impacted, which could have a material adverse effect on our business and our financial results.

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

The global impact of the COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the situation closely. In particular, areas we are monitoring include possible COVID-related changes in our commercial revenue payor mix, overall product sales, and reserves and allowances, as well as negative trends that could potentially have a further significant impact on product demand and, ultimately, product revenue, or could cause goodwill, intangible assets, and other assets to be impaired. This uncertain pandemic environment has presented new risks to our business. While we are working to mitigate the impacts on our business, we are mindful that many of these risks and the impact to the larger healthcare market are outside of our control. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and the magnitude of which cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19, and the effectiveness of vaccines against virus variants.

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

Our business and our ability to generate product revenue largely depend on our, and our collaborators’, ability to successfully commercialize Auryxia. Our ability to generate revenue depends on our ability to execute on our commercialization plans, and the size of the market for, and the level of market acceptance of, Auryxia and any other product or product candidate, including those that may be in-licensed or acquired. If the size of any market for which a product or product candidate is approved decreases or is smaller than we anticipate, our revenue and results of operations could be materially adversely affected. For example, the phosphate binder market declined since 2020, which we believe was partially a result of the COVID-19 pandemic. If the phosphate market does not recover or continues to decline, our revenue from Auyxia could be materially adversely affected.

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

We devote significant effort, in particular, to recruiting individuals with experience in the sales and marketing of pharmaceutical products. Competition for personnel with these skills is significant and retaining qualified personnel with experience in our industry is difficult. Further, the continuing or recurring restrictions placed on recruiting, training and retention as a result of the COVID-19 pandemic and our recent reduction in workforce may further exacerbate these conditions and interfere with our ability to find and retain qualified personnel. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. At the same time, we may face high turnover, requiring us to expend time and resources to source, train and integrate new employees.

There are risks involved with maintaining our own sales and marketing capabilities, including the following:
•potential inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•potential inability of sales personnel to obtain access to physicians, including because of restrictions due to the COVID-19 pandemic;
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

Obtaining coverage and reimbursement approval for a product from a governmental authority, PBM or a third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. In the United States, there are multiple governmental authorities, PBMs and third-party payors with varying coverage and reimbursement levels for pharmaceutical products, and the timing of commencement of reimbursement by a governmental payor can be dependent on the assignment of codes via the Healthcare Common Procedural Coding System, which codes are assigned on a quarterly basis. Within Medicare, for oral drugs dispensed by pharmacies and also administered in facilities, coverage and reimbursement may vary depending on the setting. CMS, local Medicare administrative contractors, Medicare Part D plans and/or PBMs operating on behalf of Medicare Part D plans, may have some responsibility for determining the medical necessity of such drugs, and therefore coverage, for different patients. Different reimbursement methodologies may apply, and CMS may have some discretion in interpreting their application in certain settings.

As an oral drug, Auryxia is covered by Medicare under Part D. However, in September 2018, CMS decided that Auryxia would no longer be covered by Medicare for the treatment of iron deficiency anemia, or IDA, in adult patients with NDD-CKD, or the CMS Decision. While this decision does not impact CMS coverage for the control of serum phosphorus levels in adult patients with DD-CKD, or the Hyperphosphatemia Indication, it requires Part D plan sponsors to impose prior authorization or other steps to ensure that Auryxia is reimbursed only for the Hyperphosphatemia Indication. While we believe that the vast majority of the Medicare prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Medicare with prior authorization, the CMS Decision has had and will continue to have an adverse impact on the sales and future growth of Auryxia for the Hyperphosphatemia Indication and the IDA Indication. For example, in the second quarter of 2020, we reduced our short-term and long-term Auryxia revenue forecast, primarily driven by the compounding impact of the CMS Decision. As a result, we recorded an impairment charge of $115.5 million to the Auryxia intangible asset associated with the developed product rights for Auryxia during the three months ended June 30, 2020.

Medicaid reimbursement of drugs varies by state. Private third-party payor reimbursement policies also vary and may or may not be consistent with Medicare reimbursement methodologies. Manufacturers of outpatient prescription drugs may be required to provide discounts or rebates under government healthcare programs or to certain third-party payors in order to obtain coverage of such products.

Additionally, we may be required to enter into contracts with third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status and we may not be able to agree upon commercially reasonable terms with such third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, third party payors, PBMs and other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. Four distributors, Fresenius Medical Care Rx, McKesson Corporation, Cardinal Health, Inc. and Amerisource Bergen Drug Corporation, in the aggregate, accounted for a significant percentage of our gross accounts receivable as of September 30, 2022. If we are not able to maintain our arrangements with these key distributors on favorable terms, on a timely basis or at all, or if there is any adverse change in one or more of these distributors’ business practices or financial condition, it would adversely impact the market opportunity for Auryxia, our product revenues and operating results.

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

Further, if vadadustat is approved in the United States and included in the fixed reimbursement model for a bundle of dialysis services, or the bundle, we would be required to enter into contracts to supply vadadustat to specific dialysis providers, instead of through distributors, which we believe could be challenging. The dialysis market is unique and is dominated by two providers: DaVita and Fresenius, which account for a vast majority of the dialysis population in the United States. Under the Vifor Second Amended Agreement, we granted Vifor Pharma an exclusive license to sell vadadustat to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of group purchase organizations, and to certain non-retail specialty pharmacies in the United States. We refer to Fresenius Medical Care North America and its affiliates, these organizations and specialty pharmacies collectively as the “Supply Group". See Note 4 to our consolidated financial statements in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the Vifor Second Amended Agreement. If vadadustat is approved and we are not able to maintain the Vifor Second Amended Agreement or enter into a supply agreement with DaVita or other dialysis clinics, our business may be materially harmed.

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

Pursuant to the terms of the Termination Agreement with Otsuka, Otsuka has transferred to us the marketing authorization application, or MAA, for vadadustat with the EMA, and in the United Kingdom, Switzerland and Australia. In addition, we have conducted and in the future plan to conduct clinical trials outside of the United States for Auryxia, vadadustat and any other product or product candidate that may be in-licensed or acquired. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing Auryxia and vadadustat outside the United States, including, among others:

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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad, including as a result of the COVID-19 pandemic; and
•business interruptions resulting from geopolitical actions, including war and terrorism, global pandemics, or natural disasters including earthquakes, typhoons, floods and fires.

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

We may be unable to successfully obtain approval of vadadustat or other product candidates, or to successfully complete clinical trials of Auryxia, vadadustat and other product candidates if the results of those trials and studies are not positive or are only modestly positive, or if there are concerns with the profile due to efficacy or safety. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, interim results of a clinical trial do not necessarily predict final results, and results of Phase 3 clinical trials for one indication may not be predictive of results of Phase 3 clinical trials for another indication. For example, we announced positive top-line results from INNO2VATE and vadadustat achieved the primary and key secondary efficacy endpoint in each of the two PRO2TECT studies, but the PRO2TECT program did not meet the primary major adverse cardiovascular event, or MACE, safety endpoint. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we may face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. In addition, in March 2022, we received the CRL for vadadustat indicating that the FDA had determined that it could not approve the NDA in its present form, thus delaying any potential approval of vadadustat. In July 2022, we held an end of review meeting with the FDA to inform the Company's next steps with respect to the potential U.S. approval of vadadustat, if any, and in October 2022, we submitted the FDRR to the FDA. However, it is impossible to predict when or if vadadustat or any of our other product candidates will prove effective or safe in humans or will receive marketing approval or on what terms.

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

The COVID-19 pandemic resulted in temporary closures of, and may continue to impact, clinical trial sites on which we rely and will rely for the completion of certain clinical trials and may delay enrollment of certain planned and ongoing clinical trials. In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and has thereafter updated it, to address and facilitate the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of the pandemic.

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

Identifying and qualifying patients to participate in clinical trials is critical to our success. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our clinical trials. Patients may be unwilling to participate in our clinical trials because of concerns about adverse events observed with the product candidate under study, the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations. In addition, in the case of clinical trials of any product candidate, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug. Furthermore, the COVID-19 pandemic resulted in temporary closures of, and may continue to impact, clinical trial sites on which we rely for the conduct of certain clinical trials and COVID-19 pandemic precautions have caused moderate delays in enrolling new clinical trials and may cause delays in enrolling other new clinical trials.

In addition, following receipt of the CRL, in April 2022, we were notified by the FDA that the FDA had placed a partial clinical hold on our clinical trials of vadadustat in pediatric patients with anemia due to chronic kidney disease in the United States. In addition, in May 2022, the Paediatric Committee of the EMA recommended that we not initiate such clinical trials in the European Union until the safety issues identified by the FDA were addressed. As a result of the partial clinical hold and EMA’s recommendations, all activities in the United States and Europe for and related to our clinical trials of vadadustat in pediatric patients were suspended. Furthermore, we are currently conducting clinical trials to evaluate three times per week oral dosing of vadadustat for dialysis dependent patients with anemia due to chronic kidney disease. If the FDA, investigators or patients are worried about the safety of vadadustat as a result of the CRL or partial clinical hold or otherwise decide not to participate or continue in those trials, we may not be able to complete those studies in a timely basis, or at all.

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

Conducting clinical trials outside of the United States, as we have done historically and as we may decide to do in the future, presents additional risks and complexities and, if we decide to conduct a clinical trial outside of the United States in the future, we may not complete such trials successfully, in a timely manner, or at all, which could affect our ability to obtain regulatory approvals.

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

If we or our collaboration partners have difficulty conducting future clinical trials in jurisdictions outside the United States as planned, we may need to delay, limit or terminate such clinical trials, any of which could have an adverse effect on our business.

Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired, may cause undesirable side effects or have other properties that may delay or prevent marketing approval or limit their commercial potential.

Undesirable effects caused by, or other undesirable properties of, Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired, or competing commercial products or product candidates in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials, could result in a more restrictive label or the delay, denial or withdrawal of marketing approval by the FDA or other regulatory authorities, and could lead to potential product liability claims. In addition, results of our clinical trials could reveal a high frequency of undesirable effects or unexpected characteristics. For example, in March 2022, we received the CRL from the FDA for our NDA for vadadustat in which the FDA concluded that the data in the NDA do not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. The FDA expressed safety concerns noting failure to meet non-inferiority in MACE in the non-dialysis patient population, the increased risk of thromboembolic events, driven by vascular access thrombosis in dialysis patients, and the risk of drug-induced liver injury. In July 2022, we held an end of review meeting with the FDA to inform the Company's next steps with respect to the potential U.S. approval of vadadustat, if any, and in October 2022, we submitted the FDRR to the FDA. The FDRR focuses on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult patients on dialysis in light of safety concerns expressed by the FDA in the CRL related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. There can be no assurances that our FDRR will be accepted by the FDA, or that, if accepted, we will be successful in our appeal. If we are unable to overcome these concerns, vadadustat may not be approved by the FDA on favorable terms, or at all, and our financial condition could be materially harmed.

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

For example, during the conduct of our Phase 3 program our team and hepatic experts analyzed hepatic cases (unblinded to treatment) and, following the completion of our global Phase 3 clinical program for vadadustat, there was a review of hepatic safety across the vadadustat clinical program, which included eight completed Phase 2 and 3 studies in NDD-CKD patients, 10 completed Phase 1, 2, and 3 studies, and two then-ongoing Phase 3b studies in DD-CKD patients, and 18 completed studies in healthy subjects (17 Phase 1 and one Phase 3). This review consisted of a blinded re-assessment of hepatic events conducted by a separate panel of hepatic experts. While hepatocellular injury attributed to vadadustat was reported in less than 1% of patients, there was one case of severe hepatocellular injury with jaundice, and we cannot guarantee that similar events will not happen in the future. Additionally, the FDA expressed safety concerns related to the risk of drug-induced liver injury in the CRL that it issued in March 2022.

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

In March 2022, we received the CRL from the FDA regarding our NDA for vadadustat for the treatment of anemia due to CKD. The FDA concluded that the data in the NDA do not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. In July 2022, we held an end of review meeting with the FDA to inform the Company's next steps with respect to the potential U.S. approval of vadadustat, if any, and in October 2022, we submitted a Formal Dispute Resolution Request, or FDRR, to the FDA. The FDRR focuses on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult patients on dialysis in light of safety concerns expressed by the FDA in the CRL related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. There can be no assurances that our FDRR will be accepted by the FDA, or that, if accepted, we will be successful in our appeal and obtain approval for vadadustat in a timely manner, on favorable terms, or at all. As a result, the regulatory approval process for vadadustat in the U.S. is highly uncertain. We may not obtain approval at all, and if we are able to obtain approval, it may only be for patients with DD-CKD and, in any event, the expense and time to do so could adversely impact our ability to successfully commercialize vadadustat, and our financial condition could be materially harmed.

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

If we experience further delays in obtaining approval, or if we fail to obtain approval of vadadustat for some or all of the indications for which we have sought approval, the commercial prospects for vadadustat may be harmed and our ability to generate revenues will be materially impaired, which could have a material adverse effect on our business. For example, the FDRR we submitted to the FDA in October 2022 focuses on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult patients on dialysis.

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

Marketing approvals may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements or commitments for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or registries or observational studies. For example, in connection with the FDA approvals of Auryxia, we initially committed to the FDA to conduct certain post-approval pediatric studies of Auryxia under the Pediatric Research Equity Act of 2003, or PREA. With regard to the Hyperphosphatemia Indication for Auryxia, we committed to completing the post-approval pediatric study and submitting a final report to the FDA by December 31, 2019. However, we did not complete the study and therefore did not submit the post-marketing requirement pediatric clinical study report by December 31, 2019. Consequently, we received a notification of noncompliance with PREA. Our request to extend this deadline was denied, and the study is considered delayed although we have initiated sites in the study and are recruiting for one patient cohort. Recruitment of the other patients is pending receipt of further data regarding the manufacturing of the smaller size tablets and the FDA’s concurrence before proceeding with the use of such formulation. With regard to our IDA Indication, we initially committed to completing the post-approval pediatric study and submitting a final report to the FDA by January 2023. We did not meet a milestone relating to this post-approval pediatric study of Auryxia in a timely manner and received a notification from the FDA. Subsequently, the FDA agreed to extend the pediatric clinical study timelines for the IDA Indication. We subsequently communicated to the FDA that we would be delaying the start of the clinical trial in the IDA Indication while we work to produce smaller size tablets. In response, the FDA issued a partial clinical hold until we manufacture the smaller tablets and provide the FDA with relevant information regarding the smaller sized tablets for review. The FDA lifted the partial clinical hold in June 2022, however, we have not commenced start up of this study pending resolution of the manufacturing of the smaller size tablets. If we are unable to complete these studies successfully, or have further delays in completing these studies, we will need to inform the FDA, have further discussions and, if the FDA finds that we failed to comply with pediatric study requirements, in violation of applicable law, it could institute enforcement proceedings to seize or enjoin the sale of Auryxia or seek civil penalties, which would have a material adverse impact on our ability to commercialize Auryxia and our ability to generate revenues from Auryxia.

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

For example, we previously had three limited, voluntary recalls of Auryxia. These and any other recalls or any supply, quality or manufacturing issues in the future could result in significant negative consequences, including reputational harm, loss of customer confidence, and a negative impact on our financials, any of which could have a material adverse effect on our business and results of operations, and may impact our ability to supply Auryxia, VafseoTM, in Japan or vadadustat for commercial (if approved) and clinical use.

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

At the same time, the administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate. The American Rescue Plan Act of 2021, comprehensive COVID-19 pandemic relief legislation recently enacted under the current administration, includes a number of healthcare-related provisions, such as support to rural health care providers, increased tax subsidies for health insurance purchased through insurance exchange marketplaces, financial incentives to states to expand Medicaid programs and elimination of the Medicaid drug rebate cap effective in 2024.

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

More recently, with passage of the Inflation Reduction Act in August 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that, effective October 1, 2022, if pharmaceutical companies raise commercial prices faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

We sublicensed the rights to commercialize Riona to JT and Torii in Japan. We also entered into a collaboration agreement with MTPC to develop and commercialize vadadustat in Japan and certain other Asian countries. In addition, we entered into the Vifor Second Amended Agreement pursuant to which we granted Vifor Pharma an exclusive license to sell vadadustat to the Supply Group in the United States. We may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our and our partners' commercialization efforts with respect to Auryxia, Riona, Vafseo and our and our partners' development and, if approved, commercialization efforts with respect to vadadustat and any other product candidates. We may not be able to maintain our collaborations for development and commercialization. For example, on May 13, 2022, Otsuka elected to terminate our collaboration agreements with them, and we subsequently negotiated the Termination Agreement with Otsuka. This termination by Otsuka may make it difficult for us to attract a new collaborator or adversely affect how we are perceived in scientific and financial communities. We plan to pursue a new partner to develop and commercialize vadadustat in Europe and other territories previously licensed to Otsuka. If we are unsuccessful in entering into such agreements or arrangements in a timely manner, or at all, it may result in a need for additional capital and expansion of our internal capabilities to pursue further development or commercialization of the applicable products and product candidates, particularly the development and commercialization of vadadustat in the United States, Europe, China and certain other territories.

In addition, our current and any future collaborations may not be successful due to a number of important factors, including the following:

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

We will require substantial additional cash to fund the continued commercialization of Auryxia and the development and potential commercialization of any of our product candidates, including vadadustat, if approved, especially following the termination of our collaboration agreements with Otsuka. We may decide to enter into additional collaborations for the development and commercialization of vadadustat or Auryxia, both within and outside of the United States. For example, we plan to pursue a new partner to develop and commercialize vadadustat in Europe and other territories previously licensed to Otsuka. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, divert management’s attention, or disrupt our business.

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

If we are unable to enter into additional collaborations in a timely manner, or at all, we may have to delay or curtail the commercialization of Auryxia or vadadustat, if and where approved, reduce or delay its development program or other of our other development programs, or increase our expenditures and undertake additional development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop or commercialize Auryxia or vadadustat, if approved.

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

We currently have two suppliers of Auryxia drug substance, Siegfried Evionnaz SA (two approved sites) and BioVectra Inc. (one approved site), and one supplier of Auryxia drug product, Patheon Inc., or Patheon (three approved sites, two of which are active). However, our supply agreement with Siegfried Evionnaz SA expires on December 31, 2022, at which time we will only have one supplier for Auryxia drug substance. We have entered into supply agreements with Esteve Química, S.A. and STA Pharmaceutical Hong Kong Limited, a subsidiary of Wuxi AppTec, or STA, for the commercial manufacture of vadadustat drug substance and Patheon Inc. and STA for the commercial manufacture of vadadustat drug product. If any of the following occurs, we may not have sufficient quantities of Auryxia and/or vadadustat to support our clinical trials, development, commercialization, or obtaining and maintaining marketing approvals, which could materially and adversely impact our business and results of operations:

•we are unsuccessful in maintaining our current supply arrangements for commercial quantities of Auryxia and vadadustat;
•our commercial supply arrangements for Auryxia or vadadustat are terminated;
•any of our third party manufacturers are unable to fulfill the terms of their agreements with us, including with respect to quality and quantity, or are unable or unwilling to continue to manufacture on the manufacturing lines included in our regulatory filings; or
•any of our third party manufacturers breach our supply agreements, do not comply with quality or regulatory requirements and guidance, including cGMP or are subject to regulatory review or ceases their operations for any reason.

If any of our third party manufacturers cannot or do not perform as agreed or expected, including as a result of the COVID-19 pandemic, if they misappropriate our proprietary information, if they terminate their engagements with us, if we terminate our engagements with them, or if there is a significant disagreement, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into agreements with other third party manufacturers, which we may not be able to do in a timely manner or on favorable or reasonable terms, if at all. For example, one of our manufacturers has notified us that it will be discontinuing operations at one site at a future date. In some cases, there may be a limited number of qualified replacement manufacturers, or the technical skills or equipment required to manufacture a product or product candidate may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party, or a feasible alternative may not exist. These factors would increase our reliance on our current manufacturers or require us to obtain necessary regulatory approvals and licenses in order to have another third party manufacture Auryxia or vadadustat. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the qualification of a new manufacturer and validation of manufacturing processes would negatively affect our ability to supply clinical trials, obtain and maintain marketing approval, or commercialize or satisfy patient demand for Auryxia and vadadustat, where approved, in a timely manner within budget or at all.

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

Moreover, issues that may arise in any scale-up and technology transfer and continued commercial scale manufacture of our products may lead to significant delays in our development, marketing approval and commercial timelines and negatively impact our financial performance. For example, a production-related issue resulted in an interruption in the supply of Auryxia in the third and fourth quarters of 2016. This supply interruption negatively impacted Keryx’s revenues in 2016. This supply interruption was resolved, and we have taken and continue to take actions designed to prevent future interruptions in the supply of Auryxia. However, we recently experienced issues in manufacturing Auryxia, and if we continue to experience manufacturing issues or our actions to prevent future interruptions are not successful, we may experience additional supply issues. Any future supply interruptions, whether quality or quantity based, for Auryxia or vadadustat, if and where approved, would negatively and materially impact our reputation and financial condition.

There are a limited number of manufacturers that are capable of manufacturing Auryxia and vadadustat for us and complying with cGMP regulations and guidance and other stringent regulatory requirements and guidance enforced by the FDA, EMA, PMDA and other regulatory authorities. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation, which occur in addition to our own quality assurance releases. The facilities and processes used by our third party manufacturers to manufacture Auryxia may be inspected by the FDA and other regulatory authorities at any time, and the facilities and processes used by our third party manufacturers to manufacture vadadustat will be inspected by the FDA, the EMA and other regulatory authorities prior to or after we submit our marketing applications. Although we have general visibility into the manufacturing processes of our third party manufacturers, we do not ultimately control such manufacturing processes of, and have little control over, our third party manufacturers, including, without limitation, their compliance with cGMP requirements and guidance for the manufacture of certain starting materials, drug substance and finished drug product. Similarly, although we review final production, we have little control over the ability of our third party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Our third party manufacturers may experience problems with their manufacturing and distribution operations and processes, including, for example, quality issues, such as product specification and stability failures, procedural deviations, improper equipment installation or operation, utility failures, contamination, natural disasters and public health epidemics. We may also encounter difficulties relating to our own quality processes and procedures, including regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. If our third party manufacturers cannot successfully manufacture material that conforms to our specifications and regulatory requirements and guidance, or if we or our third party manufacturers experience manufacturing, operations and/or quality issues, including an inability or unwillingness to continue manufacturing our products at all, in accordance with agreed-upon processes or on currently validated manufacturing lines, we may not be able to supply patient demand or maintain marketing approval for Auryxia, secure and maintain marketing approval for vadadustat, and we might be required to expend additional resources to obtain material from other manufacturers. If any of these events occur, our reputation and financial condition would be negatively and materially impacted.

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

An ANDA that references an NDA product with NCE exclusivity may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of exclusivity for an NDA, particularly a

505(b)(2) NDA or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application (for example, for new indications, dosages, or strengths of an existing drug). This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. The three-year exclusivity period, unlike five-year exclusivity, does not prevent the submission of a competing ANDA or 505(b)(2) NDA. Instead, it only prevents the FDA from granting final approval to such a product until expiration of the exclusivity period. Five-year and three-year exclusivity will not delay the submission (in the case of five-year exclusivity) or the approval (in the case of three-year exclusivity) of a full NDA submitted under section 505(b)(1) of the FDCA; however, an applicant submitting a full NDA would be required to conduct all of its own studies needed to independently support a finding of safety and effectiveness for the proposed product, or have a full right of reference to all studies not conducted by the applicant.

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

While our product candidates are in preclinical studies and clinical trials, we believe that the use of our product candidates in these preclinical studies and clinical trials in the United States falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e), which provides that it shall not be an act of infringement to make, use, offer to sell, or sell within the United States or import into the United States a patented invention solely for uses reasonably related to the development and submission of information to the FDA. There is an increased possibility of a patent infringement claim against us with respect to commercial products. Our portfolio includes one commercial product, Auryxia. We received the CRL from the FDA regarding our NDA for vadadustat in March 2022, and, if in the future vadadustat is approved, vadadustat could be commercialized. We attempt to ensure that our products and product candidates and the methods we employ to manufacture them, as well as the methods for their use which we intend to promote, do not infringe other parties’ patents and other proprietary rights. There can be no assurance they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.

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

Following receipt of the CRL, in April and May 2022, we implemented a reduction in workforce by approximately 42% across all areas of our company (47% inclusive of the closing of the majority of open positions), including several members of management. The reduction in workforce reflects our determination to refocus our strategic priorities around our commercial product, Auryxia, and our development portfolio, and was the first step in a cost savings plan to significantly reduce our expense profile in line with being a single commercial product company. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. We recorded a restructuring charge of approximately $14.7 million in the aggregate primarily related to contractual termination benefits including severance, non-cash stock-based compensation expense, healthcare and related benefits in the nine months ended September 30, 2022. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our cost savings plan may be disruptive to our operations, including our commercialization of Auryxia, which could affect our ability to generate product revenue. In addition, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reduction could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully commercializing Auryxia and from successfully developing and commercializing our product candidates in the future, including vadadustat, if approved. If we are ultimately successful in obtaining approval of vadadustat in the United States, we will need to hire additional employees to support the commercialization of vadadustat in the United States, and if we are unsuccessful or delayed in doing so, the potential launch of vadadustat could be delayed.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to maintain or implement required new or improved controls, or difficulties encountered in implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any testing by our independent registered public accounting firm, which became required for us as of December 31, 2019, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. As of December 31, 2019, management and our independent registered public accounting firm concluded that our internal control over financial reporting relating to our inventory process was not effective because of a material weakness due to our failure to design and maintain effective controls over the completeness, accuracy and presentation and disclosure of inventory. Despite remediation efforts we undertook during fiscal 2020 and 2021 and continue to make, our management and independent registered public accounting firm concluded that, as of September 30, 2022, our internal control over financial reporting relating to our inventory process was not effective because we did not maintain effective controls related to the review of inventory reconciliations, the validation of the inventory costing, the periodic assessment of excess and obsolete inventory related reserves and verification that the existence of all inventories subject to physical inventory counts were correctly counted. Additionally, as revised and enhanced controls need to be in operation for a sufficient period of time and be tested to ensure that the controls are operating as designed, management has concluded that the material weakness cannot be considered remediated as of September 30, 2022. Although we have initiated remediation measures to address the material weakness, we cannot provide assurance that we will be able to correct this material weakness in a timely manner or that our remediation efforts will be adequate to allow us to conclude that our internal controls will be effective in the future. Even if this material weakness is remediated in the future, our internal control over financial reporting could in the future have additional material weaknesses, deficiencies or conditions that could require correction or remediation.

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

We, our collaborators, contractors and other third parties rely significantly upon information technology, and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively. In addition, we and our collaborators, contractors and other third parties rely on information technology networks and systems, including the Internet, to process, transmit and store clinical trial data, patient information, and other electronic information, and manage or support a variety of business processes, including operational and financial transactions and records, personal identifying information, payroll data and workforce scheduling information. We purchase most of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of company and customer information.

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

As of September 30, 2022, we had approximately $136.1 million in the aggregate of goodwill and a definite lived intangible asset from the Merger. In accordance with generally accepted accounting principles, or GAAP, we are required annually, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill and our definite lived intangible assets when indicators of impairment are present. Events giving rise to impairment of goodwill or intangible assets are an inherent risk in the pharmaceutical industry and often cannot be predicted.

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

We are currently subject to legal proceedings, including those described in Part II, Item 1 in this Quarterly Report on Form 10-Q, and additional claims may arise in the future. In addition, securities class action and derivative lawsuits and other legal proceedings are often brought against companies for any of the risks described in this Quarterly Report on Form 10-Q following a decline in the market price of their securities. For example, we were party to a putative class action lawsuit in state court filed by purported Keryx stockholders challenging the disclosures made in connection with the Merger, including those that relate to vadadustat’s safety, approvability and commercial viability. Oral argument was held on October 7, 2022, and the Court dismissed the complaint without prejudice on October 17, 2022, giving plaintiffs thirty days to amend their complaint. The Court further ordered that, in the event plaintiffs do not file an amended complaint within thirty days of the dismissal, the dismissal shall be deemed to be with prejudice. In connection with any litigation or other legal proceedings, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. Monetary damages or any other adverse judgment would have a material adverse effect on our business and financial position. In addition, if other resolution or actions taken as a result of legal proceedings were to restrain our ability to operate or market our products and services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We could also suffer an adverse impact on our reputation, negative publicity and a diversion of management’s attention and resources, which could have a material adverse effect on our business.

Risks Related to our Common Stock

Our stock price has been and may continue to be volatile, which could result in substantial losses for holders or future purchasers of our common stock and lawsuits against us and our officers and directors.

Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated biopharmaceutical companies specifically have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Global Market has ranged from a low of $0.24 on October 24, 2022 to a high of $31.00 on June 20, 2014. The daily closing market price for our common stock varied between a high price of $0.46 on July 6, 2022 and a low price of $0.30 on September 29, 2022 in the three-month period ending on September 30, 2022. During that time, the price of our common stock ranged from an intra-day low of $0.30 per share to an intra-day high of $0.50 per share. From October 1, 2022 through the date of this Quarterly Report on Form 10-Q, the daily closing market price for our common stock has varied between a high price of $0.33 on October 6, 2022 and a low price of $0.25 on October 24, 2022. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, including, among others, developments related to and results of our research or clinical trials, developments related to our regulatory submissions and meetings with regulatory authorities, in particular as it relates to vadadustat, commercialization of Auryxia, vadadustat, if and as approved in the U.S. and foreign markets including Europe, and any other product candidates, announcements by us or our competitors of significant transactions or strategic collaborations, negative publicity around Auryxia or vadadustat, regulatory or legal developments in the United States and other countries, developments or disputes concerning our intellectual property, the recruitment or departure of key personnel including as a result of our recent reduction in workforce, actual or anticipated changes in estimates as to financial results, changes in the structure of healthcare payment systems, market conditions in the biopharmaceutical sector and other factors beyond our control. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it.

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

As of September 30, 2022 and based on the amounts reported in the most recent filings made under Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Vanguard Group, or Vanguard, beneficially owned just under 10.0% of our outstanding shares of common stock, State Street Corporation, or State Street, beneficially owned approximately 6.4% of our outstanding shares of common stock and Vifor Pharma beneficially owned approximately 4.1% of our outstanding shares of common stock. By selling a large number of shares of common stock, Vanguard or State Street could cause the price of our common stock to decline. The shares beneficially owned by Vifor Pharma have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder, but if they are registered in the future, those shares would become freely tradable and, if a large portion of such shares are sold, could cause the price of our common stock to decline.

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

As of September 30, 2022, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the quarter ended September 30, 2022, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
As previously disclosed, on May 9, 2022, in connection with our workforce reduction, we announced certain management transitions, including that we and Michel Dahan, our Chief Operating Officer, agreed that his employment with us would terminate effective January 23, 2023, except in the event of certain specified events when his employment with us would terminate later, but in no event later than July 1, 2023. On November 2, 2022, we and Mr. Dahan agreed to extend the effective date of his termination to May 5, 2023, and, in the event of certain specified events, the effective date of his termination may extend to October 20, 2023.

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

10.1#
Second Amendment and Waiver, dated July 15, 2022, by and among the Company, Biopharma Credit plc, BCPR Limited Partnership and Biopharma Credit Investments V (Master) LP (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 4, 2022).

10.2*#	Form of Amendment to Retention and Separation Agreement for Michel Dahan and Nicole R. Hadas.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed, or submitted electronically, herewith
# Indicates portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: November 3, 2022	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ David A. Spellman
David A. Spellman
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 3, 2022	By:	/s/ Violetta Cotreau
Violetta Cotreau
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)