Form 10-K
period 2022-12-31
Akebia Therapeutics, Inc.
filed 2023-03-10
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _to_

Commission File Number 001-36352

AKEBIA THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8756903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
245 First Street, Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (617) 871-2098

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	AKBA	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐ Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock on The Nasdaq Global Market on June 30, 2022, was $64,134,957.
The number of shares of registrant’s Common Stock outstanding as of February 28, 2023 was 184,248,045.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2023 Annual Meeting of Stockholders within 120 days after the end of the registrant’s fiscal year ended December 31, 2022. Portions of the proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•our expectations with respect to the development of vadadustat, if any, following our receipt of a complete response letter to our new drug application for vadadustat for the treatment of anemia due to chronic kidney disease in adult patients, including the timing of a potential response to the Formal Dispute Resolution Request from the U.S. Food and Drug Administration;
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
•our expectations, projections and estimates regarding our capital requirements, need for additional capital, financing our future cash needs, costs, expenses, revenues, capital resources, cash flows, financial performance, profitability, tax obligations, liquidity, growth, contractual obligations, the period of time our cash resources and collaboration funding will fund our current operating plan, estimates with respect to our ability to operate as a going concern, our internal control over financial reporting and disclosure controls and procedures, and any future deficiencies or material weaknesses in our internal controls and procedures;
•the direct or indirect impacts of the COVID-19 pandemic on our business, operations and the markets and communities in which we and our partners, collaborators, vendors, and customers operate;
•our manufacturing, supply and quality matters and any recalls, write-downs, impairments or other related consequences or potential consequences;
•estimates, beliefs and judgments related to the valuation of intangible assets, goodwill, debt and other assets and liabilities, including our impairment analysis and our methodology and assumptions regarding fair value measurements;
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
•our workforce reductions, future charges expected to be incurred in connection therewith and estimated reductions in net cash required for operating activities in connection therewith; and
•the timing, outcome and impact of current and any future legal proceedings.
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
In this Annual Report on Form 10-K, unless otherwise stated or the context otherwise requires, references to “Akebia,” “we,” “us,” “our,” “the Company,” and similar references refer to Akebia Therapeutics, Inc. and, where appropriate, its subsidiaries, including Keryx Biopharmaceuticals, Inc., or Keryx.
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
•We rely upon third parties to conduct all aspects of our product manufacturing, and in many instances only have a single supplier, and the loss of these manufacturers, their failure to supply us on a timely basis, or at all, or their failure to successfully carry out their contractual duties or comply with regulatory requirements, cGMP requirements, or guidance could cause delays in or disruptions to our supply chain and substantially harm our business.
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
•Litigation and administrative proceedings, including third party claims of intellectual property infringement and opposition/invalidation proceedings against third party patents, may be costly and time consuming and may delay or harm our drug discovery, development and commercialization efforts.
•We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.
•If we fail to attract, retain and motivate senior management and qualified personnel, we may be unable to successfully develop, obtain and/or maintain marketing approval of and commercialize vadadustat or commercialize Auryxia.
•Our cost savings plan and the associated workforce reductions implemented in April, May and November 2022 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
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

PART I

Item 1. Business
Overview
We are a fully integrated biopharmaceutical company committed to addressing patients’ unmet needs. Since our initial public offering in 2014, we have built a business focused on developing and commercializing innovative therapeutics that we believe serves as a foundation for future growth. Our purpose is to better the life of each person impacted by kidney disease, and we have established ourselves as a leader in the kidney community. We believe our demonstrated ability to deliver value broadly to the kidney community has enabled us to build a sustainable company. While our current focus centers on people living with kidney disease, we believe our continued commitment to our products and pipeline assets, focusing on all patients who can realize a meaningful benefit from our medicines, will result in delivering value for shareholders.

Our current portfolio includes:

•Auryxia® (ferric citrate), a medicine approved and marketed in the United States for two indications: (1) the control of serum phosphorus levels in adult patients with dialysis dependent chronic kidney disease, or DD-CKD, or the Hyperphosphatemia Indication, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with non-dialysis-dependent chronic kidney disease, or NDD-CKD. The product is also available in Japan and Taiwan.
•Vafseo™ (vadadustat), an oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor, is approved in Japan for the treatment of anemia due to chronic kidney disease, or CKD, in adult patients. Vadadustat is under regulatory review for the treatment of anemia due to CKD in Europe, where it has received a positive opinion from the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, in adult patients on dialysis. Vadadustat is also under regulatory review for the treatment of anemia due to CKD in Australia, Korea, Taiwan and other countries. We continue to pursue a path to potentially gain approval for vadadustat in the U.S. Further, we have several lifecycle management and indication expansion opportunities currently under evaluation or in development for vadadustat.
•HIF-PH inhibitors in preclinical development. The discovery of hypoxia-inducible factor, or HIF, laid the foundation to explore the central role of oxygen sensing in many diseases. As we have seen through the development of vadadustat as a treatment for anemia due to CKD, when stabilized, HIF triggers wide-ranging adaptive, protective responses during hypoxic or ischemic conditions. Our clinical team and research scientists are eager to further develop HIF-PH inhibitors for various indications including acute kidney injury, or AKI, and retinopathy of prematurity, or ROP.

We continue to explore additional commercial and development opportunities to expand our pipeline and portfolio of novel therapeutics through both internal research and external innovation to leverage our fully integrated team.

Auryxia

Today we market Auryxia in the United States with our well-established, nephrology-focused commercial organization. Auryxia is a non-calcium, non-chewable, orally administered tablet that was approved for marketing by the U.S. Food and Drug Administration, or FDA, in September 2014 as a phosphate binder for the Hyperphosphatemia Indication and was commercially launched in the United States shortly thereafter. In November 2017, Auryxia received marketing approval from the FDA for a second indication, the treatment of iron deficiency anemia, and was commercially launched for this indication in the United States shortly thereafter. Our Japanese sublicensee, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize ferric citrate hydrate as Riona® in Japan. Averoa SAS, or Averoa, has an exclusive license to develop and commercialize ferric citrate in the European Economic Area, or EEA, Turkey, Switzerland and the United Kingdom.

In 2022, Auryxia product revenue increased approximately 24.5% over 2021 due to the company’s focus on implementing a new contracting strategy in late 2021. Since 2018, Auryxia product revenue has grown at a compounded annual growth rate of approximately 17% due to market share gains and improved net price per pill, despite a 13% decline in total prescriptions for phosphate binders in the United States since 2018.
Vadadustat

We are seeking regulatory approval in the European Union and the United States for vadadustat as an oral treatment of anemia in adult DD-CKD patients. We and Mitsubishi Tanabe Pharma Corporation, or MTPC, are also seeking regulatory approval for vadadustat as a treatment for anemia in adult DD-CKD and NDD-CKD patients in the United Kingdom, Switzerland and Australia, and Korea and Taiwan, respectively.

Vadadustat is currently pending an European Commission, or EC, approval decision. On February 23, 2023, the CHMP of the EMA adopted a positive opinion recommending the EC approve Vafseo™ for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. We anticipate that the EC will grant marketing authorization for Vafseo in May 2023, which would be applicable to all 27 European Union member states and Iceland, Norway and Liechtenstein. Following the termination of our U.S. and international collaboration agreements with Otsuka in June 2022, we regained full rights to vadadustat in Europe, Australia, China, Canada, Latin America, the Middle East and Russia. As we do not have a commercial presence in Europe, we are seeking a partner in Europe and will support the partner’s launch of vadadustat, if approved. We are seeking to identify and secure a partner that can effectively facilitate treatment of as many people as would benefit from vadadustat, if approved, thus maximizing the value of the asset.

We submitted a New Drug Application, or NDA, to the FDA for vadadustat in March of 2021. On March 29, 2022, the FDA issued a complete response letter, or CRL, to our NDA for vadadustat. The FDA concluded that the data in the NDA do not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. The FDA expressed safety concerns noting failure to meet non-inferiority in MACE in the non-dialysis patient population, the increased risk of thromboembolic events, driven by vascular access thrombosis in dialysis patients, and the risk of drug-induced liver injury. We believe there are compelling data supporting a positive benefit-risk profile for the use of vadadustat broadly in patients with CKD, including non-dialysis patients though we have always remained cautious about receiving a broad label for vadadustat that would extend to non-dialysis patients with anemia due to CKD. As such, we began the process to dispute the FDA ruling, and in October 2022, we submitted a Formal Dispute Resolution Request, or FDRR, with the FDA regarding the CRL, specifically related to DD-CKD adult patients. The appeal focused on the favorable balance of the benefits and risks of vadadustat for the treatment of adult DD-CKD patients in light of safety concerns expressed by the FDA in the CRL related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. In February 2023, we received a second interim response from the FDA to our FDRR, which is still under consideration by the FDA at the time of this filing.

Following the termination of our collaboration agreement with Otsuka Pharmaceutical Co. Ltd., or Otsuka, we own full rights to vadadustat in the U.S., subject to our licensing agreement with Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor. If we obtain FDA approval of vadadustat for DD-CKD adult patients, we plan to commercialize vadadustat in the United States with CSL Vifor.

Leveraging our learnings from the research and development of vadadustat, and a breadth of scientific expertise on the HIF pathway, we believe there is potential to leverage HIFs to treat other hypoxic conditions and to explore the use of HIFs in acute settings. We believe this potential applies to vadadustat as well as other preclinical assets we are internally developing.

Regarding broader uses of vadadustat, in July 2020 we partially funded an investigator-sponsored clinical study conducted by The University of Texas Health Science Center at Houston, or UTHealth, in Houston, Texas, evaluating the use of vadadustat as a potential therapy to prevent and treat acute respiratory distress syndrome, or ARDS, in adult patients who have been hospitalized due to COVID-19 and hypoxemia (O2 saturation ≤94%). The study was a phase 2, randomized, double-blind, placebo-controlled trial that measured the proportion of patients who had scores of 6, 7, or 8 on the National Institute of Allergy and Infectious Disease Ordinal Scale, or NIAID-OS, at Day 7 and Day 14, with Day 14 being the primary endpoint. While the study missed the primary endpoint, the data, detailed in the Clinical Development Program section, were encouraging. For reference, subjects receiving vadadustat demonstrated 94% probability for conferring benefit on the NIAID-OS at Day 14, slightly below the primary superiority threshold of >95% probability. We believe vadadustat has the potential to prevent the worsening of ARDS more broadly since the mechanism underlying the benefits are not specific to COVID-19, and we will further explore vadadustat in an acute care setting.
Strategy
Our strategic focus and business operations are driven by our commitment to patients. We understand the unmet needs of kidney patients and others impacted by chronic and debilitating illness. Our strategy is to execute initiatives aligned with our three pillars to maximize value while advancing innovation to address patients’ unmet needs.

•Maximize the Value of Auryxia: We continue to use our nephrology-focused commercial organization to increase awareness, demand for and adoption of Auryxia for its approved indications with key stakeholders including nephrologists, third-party payors, dialysis organizations and patients.

•Support Vadadustat Globally: We believe vadadustat as a treatment for anemia due to CKD represents a significant opportunity to drive shareholder value. We own full rights to vadadustat in Europe, China, Latin America and certain other territories and U.S. rights subject to our license agreement with CSL Vifor. We received a positive opinion from the CHMP for vadadustat for adult DD-CKD patients, and anticipate that the EC will grant marketing authorization for Vafseo in May 2023. In addition, we are engaged with regulatory bodies in the United Kingdom, Switzerland and Australia, which are part of the ACCESS Consortium, that could lead to approval of vadadustat in these countries. We continue to pursue a path for potential approval for vadadustat as a treatment for anemia in adult DD-CKD patients in the U.S. and remain actively engaged in a process to dispute the CRL issued for vadadustat. We believe in the benefits vadadustat can deliver to patients, if approved.

•Invest in Pipeline and Explore Strategic Growth: We aim to thoughtfully invest in our pipeline by developing internal assets and exploring other strategic growth opportunities.

◦Advance vadadustat clinical development for additional therapeutic indications: We intend to advance development of vadadustat for the treatment of ARDS. We intend to work with UTHealth on an adequate, well-controlled study in a broad patient population, beyond COVID related ARDS.

◦Continue to drive our internal pipeline and portfolio of novel therapeutics. We aim to continue to add to our pipeline and portfolio of novel therapeutics through internal research, discovery and development. We plan to continue to develop early-stage assets and explore opportunities that align with our strategic vision. As a leader in HIF biology, we have invested resources to build out a preclinical portfolio of several potential development candidates which may enter the clinic in the next few years. Areas of interest for pursuit of clinical development include AKI, ARDS and ROP.

◦Explore opportunities for growth: As a fully integrated biopharmaceutical company, we have an established commercial organization and expertise in research and development. We believe there may be opportunities to leverage our assets through strategic transactions, including establishing mutually beneficial relationships with other companies that are looking to advance assets potentially through regulatory processes or commercial launch.

We strive to execute our strategy from a strong financial position. We plan to continue to invest in prioritized drug research and development activities, funded by revenue from Auryxia and existing cash on hand. To do so, we are focused on maximizing Auryxia net product revenue, prioritizing the highest value development opportunities, and aggressively reducing discretionary spending.

Our management team has extensive experience in developing and commercializing innovation medications, a deep understanding of the renal space and biological pathways involved in kidney disease including HIF biology and iron metabolism, and broad business development expertise. We believe we are well positioned to execute on our strategy.
Background on Kidney Disease
Kidney disease is an area of major unmet need globally, driving massive healthcare costs and with a generally poor prognosis: eventually many patients will progress to a stage where they are dependent on dialysis, with high morbidity and a significant increase in mortality rate.
Kidney disease can be caused by a number of distinct and concomitant factors, including cardiometabolic disorders (primarily diabetes and hypertension), genetic diseases, autoimmune disorders, and aging. Given the prevalence and growth rates of these various underlying conditions, kidney disease prevalence is expected to continue to increase globally. In the United States, CKD significantly impacts the U.S. healthcare system, potentially affecting about 37 million patients and costing Medicare nearly $120 billion annually for treating Medicare beneficiaries with CKD of end-stage renal disease, or ESRD, or end-stage kidney disease, or ESKD, according to the Centers for Disease Control and Prevention. The U.S. Department of Health and Human Services has recognized this national pandemic and partnered with ASN to found the KidneyX Innovation Accelerator, a public-private partnership to improve the lives of the 850 million people worldwide currently affected by kidney diseases by accelerating innovation in the prevention, diagnosis and treatment of kidney diseases.

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
The prevalence and incidence of CKD is increasing in all segments of the United States population. Risk factors for the development of CKD include concomitant diseases such as hypertension, diabetes mellitus and cardiovascular disease, lifestyle factors such as tobacco use and inactivity, family history, aging and prenatal factors such as maternal diabetes mellitus, low birth weight and small-for-gestational-age status. The progression of CKD towards renal failure is complicated by multiple conditions which further deteriorate kidney function and the general health of patients if left untreated. Typically the prevalence of these conditions increases as CKD progresses. For instance, patients with CKD often experience high phosphorus and develop hyperphosphatemia, which can result in symptoms including nausea and muscle or bone pain. Additionally, anemia, characterized by low hemoglobin levels, is typically associated with a worsening quality of life, increased hospitalizations and increased mortality.
Anemia, or low hemoglobin/red blood count, in patients with CKD most commonly arises from two etiologies:
1.Anemia due to CKD: results from inadequate levels of EPO, a protein hormone synthesized by specialized cells in the kidney that stimulates red blood cell, or RBC, production in the bone marrow. As renal function declines, the body progressively loses the ability to produce endogenous EPO; and
2.IDA: results from low levels of iron due to abnormal iron absorption and utilization in patients with CKD.
Auryxia
Auryxia is a non-calcium, non-chewable, orally-administered tablet marketed in the United States, Japan and Taiwan for the Hyperphosphatemia Indication, and the treatment of IDA in adult NDD-CKD patients.
Market Opportunity – Hyperphosphatemia and Iron Deficiency Anemia
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
Phosphate binders are the only interventions marketed for the treatment of hyperphosphatemia. According to the U.S. Renal Data System, or USRDS, 2022 Annual Data Report, there were nearly 558,000 patients in the United States on dialysis in 2020, of which approximately 80% were treated with a phosphate binder. Phosphate binders need to be taken with meals and snacks, and it is not uncommon for DD-CKD patients to be prescribed as many as 12 or more phosphate binder pills per day, among other medications. Patients taking phosphate binders also experience gastrointestinal tolerability issues. As a result of the pill burden and tolerability issues associated phosphate binders, prescribed phosphate binders are often intolerable for many patients, leading to lack of treatment adherence and compliance.
In addition, in 2020 approximately 44% of patients treated with a phosphate binder were treated solely with a calcium-based binder, which can lead to side effects such as increased cardiovascular risk, hypercalcemia and gastrointestinal-related adverse events. Due to the risks associated with calcium-based binders, in 2017 Kidney Disease: Improving Global Outcomes, or KDIGO, recommended that clinicians limit the use of calcium-based binders.
Sevelamer and lanthanum-based phosphate binders are other alternatives. Lanthanum is a rare earth element and is minimally absorbed in the gastrointestinal tract. Lower level tissue deposition, particularly in bone and liver, has been observed in animals, however, the long-term, potentially harmful, effects due to the accumulation of lanthanum in these tissues have not been clearly determined. Alternatively, sucroferric oxyhydroxide, sold under the brand name Velphoro, is a non-calcium, iron-based phosphate binder that is a chewable tablet used for the control of serum phosphorus levels.
Aluminum-type phosphate binders were widely used in the past. However, the systemic absorption of aluminum from these agents and the potential toxicity associated with their use no longer make this type of binder a viable long-term treatment option.
In addition, other agents are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) and Unicycive’s Renazorb (lanthanum dioxycarbonate) or could otherwise enter the market, including Ardelyx, Inc.’s tenapanor (which is approved in the United States for the treatment of adults with irritable bowel syndrome with constipation, and for which the FDA granted an appeal in the fourth quarter of 2022 that will allow Ardelyx to resubmit a new drug application in 2023 with respect to the control of serum phosphorus in adult patients with CKD on dialysis), that may impact the market for Auryxia.
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
We estimate that there are more than 500,000 adult patients in the United States with NDD-CKD diagnosed with IDA and managed by a nephrologist. Currently, there are two forms of iron therapy used to treat IDA: oral iron supplements and iron delivered via intravenous infusion, or IV iron. Oral iron is currently the first-line iron replacement therapy for most physicians; however, oral iron supplements are poorly absorbed by many patients, which may adversely impact their effectiveness, and are associated with certain side effects, such as constipation, diarrhea and cramping, that may adversely affect patient compliance. IV iron is viewed as an effective treatment; however, like other intravenous medicines, it is logistically difficult to administer in an office setting, where NDD-CKD patients are more often treated.
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
In recognition of the evolution of chronic kidney care to value-based reimbursement and care delivery, in late 2022 we shifted our commercial model to align to customer objectives. The team of key account managers are focused on high value individual prescribers that represent approximately 70% of Auryxia prescribing and 40% of the overall binder market potential. The team also focuses on large group practices that are part of the Comprehensive Kidney Care Contracting, or CKCC. These entities are focused on delivering coordinated, cost-effective care for advanced CKD patients, including those receiving dialysis. This customer group requires different clinical and economic rationale for supporting product use in protocols and formularies. Therefore, we have aligned key account managers to these high-volume, value-based care organizations. We believe this model will be more aligned to our customers’ needs and recognition of our product’s value proposition.
JT, and its subsidiary, Torii, market Riona in Japan. We receive tiered double-digit royalties from JT and Torii based on their sales in Japan.
Vadadustat

Market Opportunity
Anemia is common in patients with CKD, and its prevalence increases with disease progression. Anemia due to CKD results from inadequate EPO levels, which negatively affect RBC production. Left untreated, anemia accelerates overall deterioration of patient health with increased morbidity and mortality. Based on third party prevalence data and company estimates, approximately 5.7 million people in the United States with CKD suffer from anemia. According to the USRDS 2022 Annual Data Report, there were nearly 558,000 patients in the United States on dialysis in 2020, of which 86% were on in-center hemodialysis and the remainder on home dialysis, which includes both peritoneal dialysis and home hemodialysis.
The current standard of care for anemia due to CKD is treatment by injectable recombinant human erythropoiesis-stimulating agents, or ESAs, such as Epogen® (epoetin alfa), Aranesp® (darbepoetin alfa) and Mircera® (methoxy polyethylene glycol-epoetin beta), or blood transfusion. Based on publicly available information on ESA sales and market data compiled by a third-party vendor, global sales of injectable ESAs for all uses were estimated to be approximately $10 billion in 2022. The vast majority of these sales are believed to have been for the treatment of anemia due to CKD. In Europe, within the EU5, which refers to the five largest markets in Europe or France, Germany, Italy, Spain, and England, more than 200,000 dialysis patients are diagnosed with anemia due to CKD and are treated with ESAs.
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
We believe there is a significant opportunity for vadadustat to address limitations of injectable ESAs and become a new oral option for the treatment of anemia due to CKD in DD-CKD adult patients, if approved. In addition to clinical data from our Phase 3 INNO2VATE program that showed vadadustat was non-inferior to darbepoetin alfa with respect to hematological efficacy (change in hemoglobin concentration) and cardiovascular safety (MACE) in DD-CKD adult patients, we believe the potential opportunity for vadadustat within the DD-CKD market is supported by a number of factors including vadadustat's convenient oral dosing and unique dialysis market dynamics. Further, in February 2023 the FDA approved daprodustat, an oral HIF-PH inhibitor marketed as Jesduvroq by GlaxoSmithKline plc, or GSK, as a once-a-day treatment of anemia due to CKD in adult patients who have been receiving dialysis for at least four months.
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
Given the concentration of dialysis clinics in large networks, with DaVita, Inc., or DaVita, and Fresenius Kidney Care Group accounting for a vast majority of the dialysis population in the United States, treatment is usually driven by medical protocols that are implemented across the entire network of clinics. These protocols are informed by very large data sets and when updated, result in rapid change applicable to large segments of the patient population. This is particularly true of medications covered under the ESRD Prospective Payment System, or PPS, in Medicare, or the ESRD Bundle, a payment structure with a flat base rate per dialysis session adjusted for individual patient and facility characteristics. Dialysis-related drugs are included in the ESRD Bundle if they fall into functional categories such as anemia management and bone and mineral metabolism, except that oral-only drugs are exempted from inclusion until 2025. In a final ESRD PPS rule published in November 2018, CMS confirmed that it will expand the Transitional Drug Add-on Payment Adjustment, or TDAPA, to all new dialysis drugs approved by the FDA after January 1, 2020. The TDAPA will provide separate payment for new drugs for two years based on the drug’s Average Sales Price, or ASP, that will be in addition to the base rate in order to facilitate the adoption of innovative therapies. Although there are several details that need further clarification, and the precise timing of when we could receive codes to allow for reimbursement under TDAPA is not known, the codes are assigned on a quarterly basis, and the rule provides support for our assumption that new anemia treatments, including those in the HIF-PH inhibitor class, will be included in the ESRD Bundle and will be eligible for separate payment initially under TDAPA.
Commercialization

We are supporting MTPC's commercialization of vadadustat in Japan and are preparing for a potential commercial launch of vadadustat in the United States, if approved. Our intention is to secure a partner to commercialize vadadustat in the EU and certain other countries.
If we obtain FDA approval of vadadustat for DD-CKD adult patients, we plan to commercialize vadadustat in the United States. In February 2022, we entered into a Second Amended and Restated License Agreement, or the Vifor Second Amended Agreement, with CSL Vifor. Pursuant to the Vifor Second Amended Agreement, we granted CSL Vifor an exclusive license to sell vadadustat to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of group purchase organizations, and to certain non-retail specialty pharmacies in the United States, or the Territory. We refer to Fresenius Medical Care North America and its affiliates, these organizations and specialty pharmacies collectively as the “Supply Group.” During the term of the Vifor Second Amended Agreement, CSL Vifor is not permitted to sell any HIF product that competes with vadadustat in the Territory to the Supply Group. We plan to commercialize vadadustat directly with organizations outside the Supply Group.
Clinical Development Program
Below is a summary of the clinical development work undertaken for vadadustat.
Vadadustat Global Phase 3 Clinical Program in Anemia Due To CKD
We conducted a global Phase 3 clinical development program for vadadustat, which included two programs, INNO2VATE and PRO2TECT. INNO2VATE evaluated vadadustat in adult DD-CKD patients with anemia due to CKD in two studies, and PRO2TECT evaluated vadadustat in adult NDD-CKD patients with anemia due to CKD in two studies. Combined, we enrolled approximately 7,500 patients in these studies and evaluated a once daily oral dosing of vadadustat against an injectable ESA active comparator, darbepoetin alfa.
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

We are also conducting additional studies of vadadustat evaluating a modified approach to once-daily and three-times weekly dosing, including assessment of a vadadustat starting dose based on an individual’s pre-conversion ESA dose prior to study entry and higher titration doses of vadadustat (up to 1200 mg). We expect to share topline data from these studies at an appropriate medical conference or in a peer-reviewed journal.
Hepatic Safety Profile of Vadadustat in Clinical Studies
During the conduct of our Phase 3 program our team and hepatic experts analyzed hepatic cases (unblinded to treatment) and, following the completion of our global Phase 3 clinical program for vadadustat, there was a review of hepatic safety across the vadadustat clinical program, which included eight completed Phase 2 and 3 studies in NDD-CKD patients, 10 completed Phase 1, 2, and 3 studies, and two then-ongoing Phase 3b studies in DD-CKD patients, and 18 completed studies in healthy subjects (17 Phase 1 and one Phase 3). This review consisted of a blinded re-assessment of hepatic events conducted by a separate panel of hepatic experts. While hepatocellular injury attributed to vadadustat was reported in less than 1% of patients, there was one case of severe hepatocellular injury with jaundice, and we cannot guarantee that similar events will not happen in the future. Additionally, the FDA expressed safety concerns related to the risk of drug-induced liver injury in the CRL that it issued in March 2022.
Acute Respiratory Distress Syndrome
We have supported an investigator-sponsored study evaluating vadadustat for the prevention and treatment of ARDS in clinical trial subjects with COVID-19 and intend to develop vadadustat for the treatment of ARDS.
Market Opportunity
Acute respiratory distress syndrome, or ARDS, is a life-threatening acute form of lung disease characterized by acute bilateral pulmonary edema, severe hypoxia. Despite improvement in treatment strategies, a third-party study indicated high hospital mortality rates for patients with ARDS admitted to participating ICUs. The mortality rate among patients with ARDS was: 34.9% with mild ARDS; 40.3% with moderate ARDS and 46.1% with severe ARDS.
Clinical Development Program
Vadadustat for the Prevention and Treatment of ARDS in Hospitalized Patients with Coronavirus Disease 2019, or the VSTAT trial, was an investigator-sponsored clinical trial by UTHealth in Houston, Texas, evaluating the use of vadadustat as a potential therapy to prevent and treat ARDS in adult patients who have been hospitalized due to COVID-19 and hypoxemia (O2 saturation ≤94%). The VSTAT trial was a randomized, double-blind, placebo-controlled study, and patients were dosed with vadadustat or a placebo starting within 24 hours of hospital admission and continuing for up to 14 days. In addition to funds provided by Akebia for the VSTAT trial, UTHealth was awarded $5.1 million in funding from the U.S. Department of Defense, or DOD, to expand this clinical trial at UTHealth’s facilities.
The VSTAT trial enrolled 449 adult subjects at five hospitals who were randomized 1:1 to vadadustat 900 mg or placebo once per day orally for up to 14 days while hospitalized. The VSTAT trial measured the proportion of subjects with either 6 (non-invasive ventilation or high flow oxygen devices), 7 (invasive mechanical ventilation or extracorporeal membrane oxygenation), or 8 (death) on the NIAID-OS at Day 7 and Day 14 (primary). While a smaller proportion of subjects in the vadadustat group had a score of 6, 7, or 8 on the NIAID-OS than in the placebo group at Day 14, the trial failed to meet its primary superiority threshold of >95% probability. Those receiving vadadustat, however, did demonstrate 94% probability of conferring benefit on the NIAID-OS at Day 14.
At Day 14, the proportions of subjects who had a 6, 7 or 8 on the NIAID-OS were 13.3% (9.6%, 17.7%; 2.5, 97.5 percentiles from Bayesian simulations) for vadadustat versus 16.9% (12.6%, 22.0%) for placebo with a relative risk of 0.79 and 94% probability that vadadustat was superior to placebo. In a pre-specified analysis at Day 7, the proportions of subjects who had a 6, 7 or 8 on the NIAID-OS were 25.4% (20.7%, 30.5%) for vadadustat versus 29.7% (24.5%, 35.3%) for placebo with a relative risk of 0.86 and 97% probability that vadadustat was superior to placebo.
The incidence of treatment emergent adverse events was 78.6% in the vadadustat group and 76.2% in the placebo group. The most common treatment emergent adverse events reported in vadadustat/placebo subjects were alanine aminotransferase increase (34.4%/28.7%), COVID-19 pneumonia (19.5%/27.4%), anemia (14.0%/17.0%), aspartate aminotransferase increase (14.0%/14.8%), hyponatremia (10.7%/15.7%), septic shock (11.6%/10.8%), hyperkalemia (10.2%/10.8%), and hypermagnesemia (7.0%/13.9%). The incidence of serious treatment emergent adverse events was 27.9% in the vadadustat group and 32.7% in the placebo group. The most common serious treatment emergent adverse events reported in vadadustat/placebo subjects were COVID-19 pneumonia (19.5%/27.4%) and septic shock (11.6%/10.8%).
While the VSTAT trial missed the primary endpoint, we are encouraged by the data and believe the data supports further development of vadadustat as a potential treatment for ARDS due to COVID-19 or other causes.
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
Vadadustat
We currently rely on a single source supplier for our drug substance and drug product for preclinical, clinical and commercial supply of vadadustat. We have entered into a supply agreement with STA Pharmaceutical Hong Kong Limited, or STA, for the manufacture of vadadustat drug substance for commercial use and for the manufacture of vadadustat drug product for commercial use. We plan to mitigate potential commercial supply risks for vadadustat, if any, through inventory management and we may enter redundant manufacturing arrangements for both drug substance and drug product if vadadustat is approved in the United States.
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
Auryxia
We currently rely on a single source supplier for our drug substance and drug product for preclinical, clinical and commercial supply of Auryxia. We have established CMO relationships for the supply of Auryxia to help ensure that we will have sufficient material for ongoing commercial sales and clinical trials. The drug substance for Auryxia is supplied by Siegfried Evionnaz SA, pursuant to a supply agreement, as amended, with pricing structured on a per-kilogram basis. Auryxia drug product is supplied by Patheon Manufacturing Services LLC (Thermo Fisher) pursuant to a Master Manufacturing Service Agreement with per-bottle pricing structured on a tiered basis, with the price reduced as the product volume increases. These agreements require that we satisfy certain minimum purchase requirements, but we are not obligated to use them as our sole suppliers. For more information about our manufacturing agreements for Auryxia, see Part II, Item 7. Management’s Discussion and Analysis and Note 15 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data.
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
License, Collaboration and Other Strategic Agreements
Vadadustat
U.S. and International Collaboration with Otsuka Pharmaceutical Co. Ltd.

On December 18, 2016, we entered into a collaboration and license agreement with Otsuka, or the Otsuka U.S. Agreement. The collaboration was focused on the development and commercialization of vadadustat in the United States. We were responsible for leading the development of vadadustat, for which we submitted an NDA to the FDA in March 2021, and for which we received the CRL in March 2022. On April 25, 2017, we entered into a collaboration and license agreement with Otsuka, or the Otsuka International Agreement, pursuant to which we granted Otsuka an exclusive license for the development and commercialization of vadadustat in certain territory outside the United States. The territory covered by the Otsuka International Agreement included the European Union, Russia, China, Australia, Canada, the Middle East and certain other countries, or the Otsuka International Territory, but excluded Latin America and previously licensed jurisdictions.
Under the terms of the Otsuka U.S. Agreement, Otsuka paid us an upfront payment of $125.0 million and additional funding of $353.0 million, based on the actual costs incurred, toward the vadadustat global Phase 3 development program. Under the terms of the Otsuka International Agreement, Otsuka paid us $289.9 million, comprised of $73.0 million that was paid upon execution of the Otsuka International Agreement and $216.9 million, based on actual costs incurred, of development funding.
On May 12, 2022, we received notice from Otsuka that it had elected to terminate the Otsuka U.S. Agreement and the Otsuka International Agreement (as defined below). On June 30, 2022, we and Otsuka entered into the Termination Agreement (as defined below), pursuant to which, among other things, we and Otsuka agreed to terminate, as of June 30, 2022, the Otsuka U.S. Agreement and the Otsuka International Agreement. In July 2022, we received a nonrefundable and non-creditable payment of $55.0 million in consideration for the covenants and agreements set forth in the Termination Agreement, including the settlement and release of all disputes and claims as provided therein. Also pursuant to the Termination Agreement, Otsuka has transferred the MAAs for vadadustat with the EMA, and in the United Kingdom, Switzerland and Australia to us.
Collaboration with Mitsubishi Tanabe Pharma Corporation
On December 11, 2015, we entered into a collaboration agreement with MTPC, or the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to vadadustat in Japan and certain other Asian countries, or the MTPC Territory, which was amended effective as of December 2, 2022. In addition, we will supply vadadustat to MTPC for both clinical and commercial use in the MTPC Territory, subject to MTPC’s option to manufacture commercial drug product in the MTPC Territory. On July 15, 2020, we entered into a supply agreement with MTPC for the commercial supply of vadadustat for use in Japan and certain other Asian countries, as contemplated by the MTPC Agreement, which was amended effective as of December 5, 2022.

We and MTPC agreed that, instead of including Japanese patients in our global Phase 3 program for vadadustat, MTPC would be the sponsor of a Phase 3 program for vadadustat in Japan. MTPC reported top-line data for the two Phase 3 pivotal trials and data from the two supportive Phase 3 studies in March 2019 and 52-week data for the two Phase 3 pivotal trials in November 2019. In June 2020, vadadustat was approved in Japan for the treatment of anemia due to CKD by the Ministry of Health, Labor and Welfare. In August 2020, MTPC launched vadadustat commercially in Japan under the trade name, VafseoTM, as a treatment of anemia due to CKD for adult patients on dialysis and not on dialysis. MTPC filed a new drug application for vadadustat for the treatment of anemia due to CKD in adult patients in Taiwan in January 2022 and in Korea in March 2022.

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

Under the terms of the MTPC Agreement, MTPC will make payments to us of up to approximately $225.0 million in the aggregate based on the achievement of certain development, regulatory and sales milestones, as well as tiered royalty payments ranging from 13% to 20% on annual net sales of vadadustat in the MTPC Territory, subject to reduction upon launch of a generic product on a country-by-country basis. MTPC was responsible for the costs of the Phase 3 program for vadadustat in Japan and other studies required in Japan and made no funding payments for our global Phase 3 program. Additionally, the development costs of approximately $20.5 million for our Phase 2 studies in Japan were reimbursed to us by MTPC. In February 2021, we entered into a royalty interest acquisition agreement with HealthCare Royalty Partners IV, L.P., or HCR, whereby we sold our right to receive royalties and sales milestones for vadadustat in Japan and certain other Asian countries in the MTPC territory under the MTPC Agreement. For more information on our royalty interest acquisition agreement with HCR, see Note 6 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

CSL Vifor License Agreement

On February 18, 2022, we entered into the Vifor Second Amended Agreement with CSL Vifor, which amended and restated the Vifor First Amended Agreement. Pursuant to the Vifor Second Amended Agreement, we granted CSL Vifor an exclusive license to sell vadadustat to the Supply Group in the Territory. We currently retain rights to commercialize vadadustat for use in the non-dialysis dependent CKD market and to sell to dialysis organizations outside of the Supply Group. During the term of the Vifor Second Amended Agreement, CSL Vifor is not permitted to sell any HIF product that competes with vadadustat in the Territory to the Supply Group.

Like the Vifor First Amended Agreement, the Vifor Second Amended Agreement is structured as a profit share arrangement between us and CSL Vifor in which we will receive approximately 66% of the profit, net of certain pre-specified costs. Under the Vifor First Amended Agreement, CSL Vifor made an upfront payment to us of $25 million in lieu of the previously disclosed milestone payment of $25 million that CSL Vifor was to pay to us following approval of vadadustat by the FDA. In addition, CSL Vifor made an equity investment in us, as further described below. We currently retain rights to commercialize vadadustat for use in the non-dialysis dependent CKD market and to sell to dialysis organizations outside of the Supply Group. As under the Vifor First Amended Agreement, during the term of the Vifor Second Amended Agreement, CSL Vifor is not permitted to sell any HIF product that competes with vadadustat in the Territory to the Supply Group.

As under the Vifor First Amended Agreement, the Vifor Second Amended Agreement provides that Akebia and CSL Vifor will enter into a commercial supply agreement for vadadustat pursuant to which we will supply all of CSL Vifor’s requirements for vadadustat in the Territory. Under the Vifor Second Amended Agreement, CSL Vifor contributed $40 million to a working capital facility established to partially fund our costs of purchasing vadadustat from our contract manufacturers, which amount of funding will fluctuate, and which funding we are required to repay to CSL Vifor over time.

Unless earlier terminated, the Vifor Second Amended Agreement will expire upon the later of the expiration of all patents that claim or cover vadadustat or the expiration of marketing or regulatory exclusivity for vadadustat in the Territory. CSL Vifor may terminate the Vifor Second Amended Agreement in its entirety upon 30 months’ prior written notice after the first anniversary of the receipt of regulatory approval, if approved, from the FDA for vadadustat for dialysis-dependent CKD patients. We may terminate the Vifor Second Amended Agreement in its entirety for convenience, following the earlier of a certain period of time elapsing or following certain specified regulatory events, and upon six months’ prior written notice. If we so terminate for convenience, subject to a specified exception, we will pay a termination fee to CSL Vifor. In addition, either party may, subject to a cure period, terminate the Vifor Second Amended Agreement in the event of the other party’s uncured material breach or bankruptcy. We may also terminate the Vifor Second Amended Agreement upon the occurrence of certain other events. The Vifor Second Amended Agreement also continues to include a standstill provision and customary representations and warranties.

Also in connection with entering into the Vifor Second Amended Agreement, on February 18, 2022, we and CSL Vifor entered into an Investment Agreement, or the Investment Agreement, pursuant to which we sold an aggregate of 4,000,000 shares of our common stock to CSL Vifor for a total of $20.0 million dollars.
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
Under the terms of the Janssen Agreement, we paid an upfront payment of $1.0 million in cash to Janssen and issued a warrant to purchase 509,611 shares of our common stock, which expired on February 9, 2022. On August 1, 2022, we notified Janssen that we were exercising our right to terminate the Janssen Agreement in its entirety, and Janssen agreed to the termination which became effective on August 2, 2022.
Cyclerion Therapeutics License Agreement

On June 4, 2021, we entered into the Cyclerion Agreement with Cyclerion Therapeutics, Inc., or Cyclerion, pursuant to which Cyclerion granted us an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase, or sGC, stimulator.

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
Auryxia
License Agreement with Panion & BF Biotech, Inc.
Prior to the merger, or the Merger, whereby Keryx Biopharmaceuticals, Inc., or Keryx, became our wholly owned subsidiary, Keryx entered into a license agreement, or the Panion License Agreement, which was amended from time to time, with Panion & BF Biotech, Inc., or Panion, under which Keryx in-licensed the exclusive worldwide rights, excluding certain Asian-Pacific countries, or the Licensor Territory, for the development and commercialization of ferric citrate.
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
During the year-ended December 31, 2022, Panion earned $13.8 million in royalty payments relating to the sales of Auryxia in the United States and JT and Torii net sales of Riona in Japan, as we are required to pay a mid-single digit percent of JT and Torii’s net sales of Riona in Japan to Panion under the terms of the Panion Amended License Agreement.
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
In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate hydrate, which launched in May 2014 and is being marketed in Japan by Torii under the brand name Riona, is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including NDD-CKD and DD-CKD. In July 2019, JT and Torii, reported positive top-line results from a pivotal Phase 3 comparative study evaluating Riona for the treatment of IDA in adult patients in Japan, which was approved in March 2021. In May 2020, JT and Torii filed an application for approval of IDA as an additional indication for Riona in Japan. Under the terms of the Revised Agreement with JT and Torii, we are eligible to receive royalty payments based on a tiered low double-digit percentage of net sales of Riona in Japan inclusive of amounts that we must pay to Panion on JT and Torii’s net sales of Riona under the Panion Amended License Agreement, subject to certain reductions upon expiration or termination of the Panion Amended License Agreement, and may also receive up to an additional $55.0 million upon the achievement of certain annual net sales milestones. We recorded $5.3 million in license revenue related to royalties earned on net sales of Riona in Japan during the twelve months ended December 31, 2022.
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
Our commercial success will depend in part on obtaining and maintaining patent protection of our current products as well as current and future product candidates, methods of their use and the methods used to develop and manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products depends on the extent to which we have rights under valid and enforceable patents that cover these activities. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our product candidates, discovery programs and processes. Even once patents successfully issue, third parties may challenge the validity, enforceability, inventorship, or scope thereof, which may result in such patents being narrowed, invalidated or held not infringed or unenforceable. For this and more comprehensive risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property” in Part I, Item 1A. Risk Factors.
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
We have ongoing opposition and invalidity proceedings relating to vadadustat. See Part I, Item 3. Legal Proceedings for further information relating to these matters.
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
Keryx’s patent rights include 14 issued U.S. patents listed in the Orange Book covering the composition of matter, method of treating hyperphosphatemia, and pharmaceutical compositions of Auryxia. The expected expiration dates for these patents are between 2024 and 2030 plus any additional patent term extensions that may be available.
Pursuant to the sublicense with our Japanese partner, Japan Tobacco Inc., or JT, and its subsidiary, Torii Pharmaceutical Co. Ltd., or Torii, we have exclusively sublicensed certain Japanese patent rights to JT and Torii. These sublicensed rights include several Japanese patents and pending patent applications with composition of matter claims, methods of synthesizing claims, and methods of use claims covering Riona, the trade name under which JT and Torii market ferric citrate in Japan. The expected expiration dates for these patents and pending patent applications are between 2025 and 2027. To date, to our knowledge, no contested proceedings or third-party claims have been lodged against any of these Japanese patents.
Pursuant to the sublicense with our European partner, Averoa, we have exclusively sublicensed certain European patent rights to Averoa. These sublicensed rights include several European patents and pending patent applications with composition of matter claims and methods of use claims covering ferric citrate. The expected expiration dates for these patents and pending patent applications are between 2024 and 2036. To date, to our knowledge, no contested proceedings or third-party claims have been lodged against any of these European patents.
We received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA by third parties requesting approval for generic versions of Auryxia tablets (210 mg ferric iron per tablet). In response we filed certain complaints for patent infringement against five third parties, and have entered into settlement and license agreements with each of the five ANDA filers. Each settlement agreement granted the defendants a license to market a generic version of Auryxia in the United States beginning on March 20, 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature.
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
The Hatch-Waxman Act
Orange Book Listing
In seeking approval for a drug through an NDA, sponsors are required to list with the FDA each patent whose claims cover the sponsor’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA sponsors are usually not required to conduct, or submit results of, nonclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.
The ANDA sponsor is required to make certain certifications to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the sponsor must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA sponsor may also elect to submit a Section viii statement, certifying that its proposed ANDA label does not contain or carve out any language regarding the patented method-of-use, rather than certify to a listed method-of-use patent.
If the sponsor does not challenge the listed patents, the ANDA will not be approved until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA sponsor has provided a Paragraph IV certification to the FDA, the sponsor must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months from receiving the Paragraph IV certification, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA sponsor. Also, the ANDA will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.
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
Patent Term Extension

After NDA approval, owners of relevant drug patents or their agents may apply for up to a five-year patent extension for delays caused by FDA regulatory review. The allowable patent term extension is calculated as half of the drug’s testing phase which is the time between Investigational New Drug application, or IND submission and NDA submission, and all of the review phase, which is the time between NDA submission and approval, up to a maximum of five years. The time can be shortened if the FDA determines that the sponsor did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years from the date of approval by virtue of the patent term extension.
We have filed applications under the patent term extension provisions of 35 U.S.C. § 156 for U.S. Patent Nos. 8,299,298, 8,093,423, 7,767,851 and 8,338,642 each of which covers Auryxia for delays caused by FDA regulatory review. If granted, we can utilize the patent term extension on one of these patents, however, we cannot assure you that we can obtain any extension of the term of these patents. Upon expiration of these patents, competitors who obtain the requisite regulatory approval may potentially offer products with the same composition and/or method of use as our product, so long as the competitors do not infringe any other patents that we may own or license.

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
In addition, certain jurisdictions outside of the U.S., including Japan, have provisions that provide for patent term extension. In October 2014, following the regulatory approval of Riona in Japan, the Japan Patent office granted the patent term extensions filed by our sublicensee, JT, for Japanese Patents Nos. 4964585 and 4173553. As a result of the extension of patent term, Japanese Patent No. 4173553 expired in November 2022 and Japanese Patent No. 4964585 will expire in November 2025.
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

Vadadustat
Drugs that may compete with vadadustat, if approved, include Epogen® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the United States and Europe, respectively, and Mircera® (methoxy PEG-epoetin beta), commercialized by CSL Vifor in the United States and Roche Holding Ltd. outside of the United States.
In addition, in the United States, the FDA approved Jesduvroq (daprodustat), an oral HIF-PHI from GSK for the once-a-day treatment of anemia due to CKD in adults who have been receiving dialysis for at least four months. FibroGen filed an NDA for its product candidate, roxadustat, with the FDA, but the FDA issued a complete response letter indicating the FDA will not approve the NDA in its present form. In Europe however, roxadustat is approved for the treatment of anemia in patients with CKD.
We and our partners may also face competition from potential new anemia therapies. There are several other HIF-PH inhibitor product candidates in various stages of development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by companies such as FibroGen Inc., or FibroGen, together with its collaboration partners, Astellas Pharma Inc. and AstraZeneca PLC, JT, GSK, and Bayer HealthCare AG, or Bayer.
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
In Japan, Vafseo, which is approved for patients with CKD, including both DD-CKD and NDD-CKD, competes with roxadustat, daprodustat and enarodustat. Roxadustat is approved for the treatment of anemia due to CKD, including DD-CKD and NDD-CKD patients. In addition, daprodustat, GSK’s product candidate, and enarodustat, JT’s product candidate, are approved in Japan for the treatment of anemia due to CKD. In addition, Bayer HealthCare AG has submitted a new drug application for its product candidate for the treatment of renal anemia in Japan. In China, FibroGen launched roxadustat for the treatment of anemia due to CKD in DD-CKD patients and for the treatment of anemia due to CKD in NDD-CKD patients.
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
Auryxia
Hyperphosphatemia Competition
Auryxia is competing in the hyperphosphatemia market in the United States with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Sanofi, PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of the phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) and Unicycive’s RENAZORB™ (lanthanum dioxycarbonate) or could otherwise enter the market, including Ardelyx, Inc.’s tenapanor (which is approved in the U.S. for the treatment of adults with irritable bowel syndrome with constipation, and which the FDA granted

Ardelyx’s appeal to the FDA’s CRL in December 2022 that will allow Ardelyx to resubmit a new drug application in 2023 with respect to the control of serum phosphorus in adult patients with CKD on dialysis), that may impact the market for Auryxia.
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
Our product candidates must be approved by the FDA for therapeutic indications before we or our partners are able to market them in the United States. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products is referred to as a sponsor. A sponsor seeking approval to market and distribute a new drug product in the United States must typically undertake the following:
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
Preclinical Tests
Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND and are generally referred to as IND-enabling studies. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.
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
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived by the FDA. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical trials. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data.

Reporting Clinical Trial Results

Under the Public Health Service Act, or PHSA, sponsors of certain clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s Final Rule on registration and reporting requirements for clinical trials became effective in 2017, and both NIH and the FDA have signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

Specifically, the PHSA grants the Secretary of the U.S. Department of Health and Human Services, or HHS, the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. The failure to submit clinical trial information to clinicaltrials.gov, as required, is also a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. In addition to civil monetary penalties, violations may also result in other regulatory action, such as injunction and/or criminal prosecution or disqualification from federal grants. Although the FDA has historically not enforced these reporting requirements due to HHS’s long delay in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.
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

There is no obligation for a sponsor to make its investigational products available for expanded access; however, as required by amendments to the FDCA included in the 21st Century Cures Act passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests with respect to product candidates in development to treat serious diseases or conditions, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study for a covered investigational product; or 15 days after the investigational product receives designation from the FDA as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. Progress reports detailing the results of the clinical trials conducted under the IND must be submitted at least annually to the FDA and, more frequently, if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The FDA, IRB or the sponsor or the data monitoring committee may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and has updated it periodically since that time to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19. On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidance, including the clinical trial guidance and updates thereto. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

Pediatric Studies

Under the Pediatric Research Equity Act, or PREA, applications and certain types of supplements to applications must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor must submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The sponsor and the

FDA must reach agreement on a final plan. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical trials, early phase clinical trials, and/or other clinical development programs.

For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors, and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. Pursuant to the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, the FDA must send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. FDASIA further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

Acceptance and Review of an NDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things are submitted to the FDA as part of an NDA requesting approval to market the product candidate for one or more indications. The fee required for the submission and review of an application under the Prescription Drug User Fee Act, or PDUFA, is substantial (for example, for fiscal year 2023 this application fee is approximately $3.2 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $393,000 per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. This is known as the filing decision. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File determination to the sponsor. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to certain performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for “priority review” products are meant to be reviewed within six months of filing. A product that has been designated as a breakthrough therapy may also be eligible for review within six months if supported by clinical data at the time of submission of the NDA. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing such as active pharmaceutical ingredients, finished drug product manufacturing, control testing laboratories, as well as packaging and labeling facilities. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.

Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. The sponsor of the NDA may also have their records, processes, procedures, training, and other aspects reviewed during an inspection. The FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain drug applications, including applications for drugs in a shortage or drugs for which approval is dependent on remediation of conditions identified in the inspection report.
In addition, as a condition of approval, the FDA may require a sponsor to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks.
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

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a CRL or an approval letter. To reach this determination, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA or BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks. In connection with this assessment, the FDA review team will assemble all individual reviews and other documents into an “action package,” which becomes the record for FDA review. The review team then issues a recommendation, and a senior FDA official makes a decision.

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review. Rather, for those seeking to challenge FDA’s CRL decision, the agency has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution.

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

In the United States, healthcare professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific conditions, for a manufacturer to engage in nonpromotional, truthful and non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. In addition, companies may also promote information that it consistent with the prescribing information and have the ability to proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug under some relatively recent guidance from the FDA. Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

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

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical trials which must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the sponsor to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the sponsor for approval of the application “were not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the sponsor. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) sponsor can establish that reliance on the FDA’s previous approval is scientifically appropriate, the sponsor may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) sponsor. Products approved under Section 505(b)(2) are often referred to as follow-on products.
Abbreviated New Drug Applications for Generic Drugs
In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, a sponsor must submit an abbreviated new drug application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.
Under the Hatch-Waxman Act, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a NCE. For the purposes of this provision, the FDA has consistently taken the position that an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, a generic or follow-on drug application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval.
The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the sponsor and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs or 505(b)(2) applications seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.
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
Hatch-Waxman Patent Certification and the 30-Month Stay
As part of the submission of an NDA or certain supplemental applications, NDA sponsors are required to list with the FDA each patent with claims that cover the sponsor’s product or an approved method of using the product. Upon approval of a new drug, each of the patents listed in the application for the drug is then published in the Orange Book. The FDA’s regulations governing patent listings were largely codified into law with enactment of the Orange Book Modernization Act in January 2021. When an ANDA sponsor files its application with the FDA, the sponsor is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book. Specifically, the ANDA sponsor must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. Moreover, to the extent that the Section 505(b)(2) NDA sponsor is relying on studies conducted for an already approved product, the sponsor also is required to certify to the FDA concerning any patents listed for the NDA-approved product in the Orange Book to the same extent that an ANDA sponsor would.

If the generic drug or follow-on drug sponsor does not challenge the innovator’s listed patents, FDA will not approve the ANDA or 505(b)(2) application until all the listed patents claiming the referenced product have expired. A certification that the new generic product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the ANDA sponsor has provided a Paragraph IV certification to the FDA, the sponsor must also send notice of the Paragraph IV certification to the NDA owner and patent holders once the ANDA has been accepted for filing by the FDA. The NDA owner and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earliest of 30 months after the receipt of the Paragraph IV notice, expiration of the patent or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) NDA application.
Pediatric Studies and Exclusivity
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, for drug products, provides for the attachment of an additional six months of marketing protection to the term of any existing patent or regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product is effective in the pediatric population studied, rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which an ANDA or 505(b)(2) sponsor submitted a Paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by the proposed product.
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

Federal and State Data Privacy Laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, the HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. While we are not a covered entity, as a business associate, we could be subject to penalties, including criminal penalties, and contractual damages if we knowingly obtain or further disclose PHI from a covered entity, such as a health care provider or clinical research site, and therefore we must ensure the proper authorizations are in place before we, or our vendors or business partners, obtain access to any PHI. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

At the state level, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers rights as it relates to their personal information, and allow for a new cause of action for data breaches. Additionally, starting on January 1, 2023, the California Privacy Rights Act, or CPRA, significantly modified the CCPA, including by expanding consumers’ rights, particularly with respect to certain sensitive personal information and creating new principles, such as data minimization, purpose limitation, and storage limitation. The CPRA also created a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and individually identifiable health information. These provisions may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in 2023. Other states will be considering these laws in the future, and Congress has also been debating a proposed federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products, if and once approved.

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
Clinical Trial Approval in the European Union
Before the new Clinical Trials Regulation, (EU) No 536/2014, or the Clinical Trials Regulation, came into application in January 2022, requirements for the conduct of clinical trials in the European Union including GCP were set forth in the Clinical Trials Directive 2001/20/EC, or the Clinical Trials Directive, and the GCP Directive 2005/28/EC, or the GCP Directive. Pursuant to the Clinical Trials Directive and the GCP Directive, as amended, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the EU member states. Under this system, approval must be obtained from the competent national authority of each EU member state in which a study is planned to be conducted. To this end, a clinical trial application, or CTA, is submitted to the local competent authority in each country, or Member State, where the clinical trial is being conducted, which must be supported by an investigational medicinal product dossier, or IMPD, and further supporting information prescribed by Clinical Trials Directive and the GCP Directive and other applicable guidance documents. These documents may be amended and/or updated by the European Commission at any time. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application in that country.

In April 2014, the Clinical Trials Regulation was adopted. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The Clinical Trials Regulation came into application on January 31, 2022, following confirmation of full functionality of the Clinical Trials Information System through an independent audit by the European Commission in mid-2020. The Clinical Trials Regulation came into application in all the EU Member States and repealed the previous Clinical Trials Directive. According to the transitional provisions, if a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation became applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

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

Pediatric Studies

Prior to obtaining a marketing authorization in the EU, sponsors have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No 1901/2006, which is referred to as the Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate because (a) the product is likely to be ineffective or unsafe in part or all of the pediatric population; (b) the disease or condition occurs only in adult population; or (c) the product does not represent a significant therapeutic benefit over existing treatments for pediatric population. Before a marketing authorization application can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

Marketing Authorization
To obtain marketing approval of a product under EU regulatory systems, a sponsor must submit a marketing authorization application, or MAA, either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.
Under the centralized procedure, the CHMP established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.
The decentralized procedure is available to sponsors who wish to market a product in various EU member states where such product has not received marketing approval in any EU member state before. The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state designated by the sponsor, known as the reference member state. Under this procedure, a sponsor submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment report and drafts of the related materials within 210 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials.

If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the European Commission, whose decision is binding on all member states.
A marketing authorization may be granted only to a sponsor established in the European Union. Once the marketing authorization is obtained in all member states of the European Union and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension. For orphan-designated medicinal products, the 10-year period of market exclusivity is extended to 12 years.
Conditional Approval

In particular circumstances, E.U. legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5) and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new clinical studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization, but sponsors can also request EMA to conduct an accelerated assessment, for instance in cases of unmet medical needs.

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
Regulatory Data Exclusivity in the European Union
In the European Union, innovative medicinal products authorized in the European Union on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies on data available in the marketing authorization dossier for another, previously approved, medicinal product) are entitled to eight years of data exclusivity. During this period, sponsors for authorization of generics of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to a total of ten years’ market exclusivity. During this ten-year period no generic of this medicinal product can be placed on the EU market. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a NCE so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
Pediatric Exclusivity

If a sponsor obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC, or alternatively a one year extension of the regulatory market exclusivity from ten to eleven years, as selected by the marketing authorization holder.
Brexit and the Regulatory Framework in the United Kingdom
The U.K.'s withdrawal from the EU took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law, the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU. Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. For example, the U.K. is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates, including vadadustat, in the U.K.

Access Consortium

In October 2020, the MHRA joined the Access Consortium along with the Australian Therapeutic Goods Administration of Australia, Health Canada, Health Sciences Authority of Singapore and Swissmedic. The consortium is a coalition of these regulatory authorities that work together to promote greater regulatory collaboration and alignment of regulatory requirements. The consortium’s goal is to maximize international co-operation between partners in the consortium, reduce duplication, and increase each agency’s capacity to ensure patients have timely access to high quality, safe and effective therapeutic products. The MHRA commenced work-sharing applications with Access partners on January 1, 2021. Access Consortium working group members have regular meetings to exchange information on regulatory issues and challenges faced by the participating regulatory agencies, including issues on clinical trials, marketing authorizations, product manufacturing site inspections, post-marketing surveillance, joint development of technical guidelines or regulatory standards, and collaboration on information platforms. The Access consortium has developed three authorization procedures: the New Active Substance and Biosimilar Work Sharing Initiatives and the Generic Medicine Work Sharing Initiative.
General Data Protection Regulation
Many countries outside of the United States maintain rigorous laws governing the privacy and security of personal information. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is subject to the European Union General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches and taking certain measures when engaging third-party processors.

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

Additionally, in October 2022, U.S. President Biden signed an executive order to implement a new EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The EU initiated the process to adopt the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.

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

Dialysis-related drugs are included in the ESRD prospective payment system (PPS) bundled payment and are grouped into functional categories such as anemia management and bone and mineral metabolism, except that oral-only drugs are exempted from inclusion until 2025. In a final ESRD PPS rule published in October 2019, CMS confirmed that it will expand the TDAPA to most new dialysis drugs approved by the FDA after January 1, 2020. The TDAPA provides separate payment for eligible new drugs for two years based on the drug’s Average Sales Price, or ASP, that will be in addition to the base rate in order to facilitate the adoption of innovative therapies. Although there are several details that need further clarification, including precise timing related to receiving codes to allow for reimbursement under TDAPA, which are assigned on a quarterly basis, the rule provides support for our assumption that new anemia treatments, including those in the HIF-PH inhibitor class, will be included in the ESRD PPS bundle and will be eligible for separate payment initially under TDAPA.
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
•the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to be made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government
•HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
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
•the PDMA and its implementation regulations, as well as the DSCSA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by third-party payors, including private insurers, and state gift ban and disclosure law requirements that differ from the federal Physician Payments Sunshine Act in terms of the nature and type of transfers of value that are reportable and the types of covered recipients.

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
In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 203. Pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, these Medicare sequester reductions were suspended and reduced through the end of June 2022 but the full 2% cut has resumed as of July 2022. Under current legislation, the actual reductions in Medicare payments may vary up to 4%.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage Inflation Reduction Act has been delayed by Congress to January 1, 2032.

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

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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
Employees and Human Capital Resources
As of December 31, 2022, we had 205 employees, all but one of whom were full-time. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.
Retention, growth, training and development of our employees are integral to our success. We offer competitive compensation (including base salary, incentive bonus, and long-term equity awards tied to the value of our stock price) as well as benefits packages designed to attract, motivate and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create value for our stockholders. Our compensation program is designed to differentiate us from our competition and incentivize achievement of corporate goals, individual performance and demonstrate our corporate values. In addition, we provide development and leadership opportunities to our employees to cultivate talent throughout the Company.

We are committed to our employees’ health, safety and well-being. In March 2020, in response to the COVID-19 pandemic, we adjusted our workplace policies to allow employees to work from home and in 2021 we remodeled our work paradigm to one that is flexible and designed to accommodate a range of work profiles from office based, to hybrid to fully remote, to field-based, allowing us to maximize productivity and performance. Recognizing the pandemic had an impact on well-being as well as the availability of support services, we launched Modern Health, a platform focused on services to support employees’ and their dependents in areas such as mental, physical, financial, social and professional health, making it easier for them to get personalized care faster.

We are also committed to diversity, equality and inclusion, and this is reflected in Akebia’s leadership. Two members of our Board of Directors, Cynthia Smith and LeAnne M. Zumwalt, are women, and women comprise approximately 45% of our senior management team. In addition, Ron Frieson has served on our Board of Directors since November 2021, increasing the diversity of our Board of Directors.

With the goal of ensuring every employee is included, supported, and treated equitably, we developed a team (IDEA – Inclusion, Diversity & Equity Alliance) to support and guide Akebia as a diverse, inclusive, and culturally intelligent workplace. Over the past two and a half years this team has worked with executive leadership to identify areas for growth and education and move forward several initiatives that will enable us to continue to build an inclusive workplace and a diverse workforce. We also provide access to LinkedIn Learning, an online learning platform that recommends expert-led courses for relevant skill development for all of our employees.

In addition, we support kidney patient communities where we live and work. In the United States, we have a patient services program, Akebia Cares, designed to provide one-on-one support to help communicate individual benefits and available resources for patients today facing financial obstacles that keep them from accessing important medications. In 2022, we provided over $5.3 million worth of Auryxia for free to approximately 14,000 patients needing assistance. We also support and work closely with multiple kidney patient advocacy organizations, including the National Kidney Foundation, the American Kidney Fund, the Renal Support Network, Dialysis Patient Citizens and American Association of Kidney Patients. We believe our involvement with these organizations shows our commitment to our purpose of bettering the life of each person impacted by kidney disease.
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

Investment in pharmaceutical product development and commercialization is highly speculative because it requires upfront capital expenditures and there is significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities and commercialization of Auryxia. We have financed our operations primarily through sales of equity securities, our strategic collaborations and product revenues, a royalty monetization transaction and debt. Prior to the merger, or the Merger, whereby Keryx Biopharmaceuticals, Inc., or Keryx, became our wholly owned subsidiary, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable, and we have incurred net losses each year since our inception, including a net loss of $92.6 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $1.6 billion. We cannot guarantee when, if ever, we will become profitable.

In March 2022, we received a complete response letter, or CRL, from the FDA regarding our NDA for vadadustat, our lead investigational product candidate, for the treatment of anemia associated with CKD. The FDA concluded that the data in the NDA do not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. In October 2022, we submitted a Formal Dispute Resolution Request, or FDRR, to the FDA. The FDRR focuses on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult patients on dialysis in light of safety concerns expressed by the FDA in the CRL for dialysis patients related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. In February 2023, we received a second interim response from the FDA to our FDRR, and there can be no assurances that we will be successful in our appeal and obtain approval for vadadustat in a timely manner, on favorable terms, or at all. As a result, the regulatory approval process for vadadustat in the U.S. is highly uncertain. We may not obtain approval at all, and if we are able to obtain approval, the expense and time to do so could adversely impact our ability to successfully commercialize vadadustat or conduct our other business operations, and our financial condition could be materially harmed.

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
•addressing the issues identified in the CRL for vadadustat that we received from the FDA and the outcome of our appeal;
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

Our ability to achieve profitability also depends on our ability to manage our expenses. Following receipt of the CRL, in April and May 2022, we implemented a reduction of our workforce, by approximately 42% across all areas of the Company (47% inclusive of the closing of the majority of open positions), including several members of management. In November 2022, we also implemented a reduction of our workforce, by approximately 14% consisting of individuals within our commercial organization as a result of our decision to shift to a strategic account management focused model for our commercial efforts. We recorded a restructuring charge of $15.9 million in the aggregate primarily related to contractual termination benefits including severance, non-cash stock-based compensation expense, healthcare and related benefits in the year ended December 31, 2022. However, we may incur additional costs not currently contemplated due to events associated with or resulting from the workforce reductions. Additionally, the reductions in workforce could impact our operations, including our commercialization of Auryxia, which could affect our ability to generate revenue.

We expect to continue to incur additional operating expenses, including additional research and development expenses to our pipeline, additional costs related to vadadustat, and research and development and selling, general and administrative expenses for ongoing development and commercialization of Auryxia, which could lead to operating losses for the foreseeable future. In addition to any additional costs not currently contemplated due to events associated with or resulting from the workforce reductions noted above, our ability to achieve profitability and our financial position will depend, in part, on the rate of our future expenditures, on product revenue, collaboration revenue, and our ability to obtain additional funding. On June 30, 2022, we entered into a Termination and Settlement Agreement, or the Termination Agreement, with Otsuka Pharmaceutical Co. Ltd., or Otsuka, pursuant to which we agreed to the immediate termination of the December 18, 2016 collaboration and license agreement with Otsuka, or the Otsuka U.S. Agreement, and the April 25, 2017 collaboration and license agreement with Otsuka, or the Otsuka International Agreement, in exchange for the payment of $55.0 million to us and the agreement between the parties with respect to the conduct of certain activities. Unless and until we are able to find a new partner for vadadustat in Europe and other countries previously licensed to Otsuka, we will incur additional expenses in connection with the development of vadadustat and will receive less collaboration revenue and, if approved, product revenue than originally anticipated. In addition, we expect to continue to incur significant expenses if and as we:

•continue our commercialization activities for Auryxia and vadadustat, if we are able to obtain marketing approval for vadadustat following receipt of the CRL from the FDA in March 2022, and any other product or product candidate, including those that may be in-licensed or acquired;
•address the issues identified in the CRL for vadadustat that we received from the FDA and pursue our appeal of the CRL for vadadustat with the FDA;
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

•continue to repay, and pay any associated pre-payment penalties, if applicable, the senior secured term loans in an aggregate principal amount of $67.0 million as of December 31, 2022, or the Term Loans, that were made available to us pursuant to the Loan Agreement;
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

We have and will continue to expend significant resources on our legal proceedings, as described below under Part I, Item 3. Legal Proceedings, or any other legal proceedings brought by or against us in the future.

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

Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities, or if we otherwise believe it is necessary, to change our manufacturing processes or assays, to amend or replace our study protocols, to conduct any additional clinical trials, whether in order to obtain approval or as a post-approval study, including any additional clinical trial that we decide to conduct for vadadustat, to perform studies in addition to, different from or larger than those currently planned, if there are any delays in completing our clinical trials or if there are further delays in or issues with obtaining marketing approval for vadadustat in the United States, the European Union, or EU, or other jurisdictions. In addition, our ability to generate revenue would be negatively affected if the size of our addressable patient population is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we sought or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. Even though we generate product revenue from Auryxia and royalties from RionaTM and VafseoTM in Japan and may generate revenue and royalties from the sale of any products that may be approved in the future, including those that may be in-licensed or acquired, we may never generate revenue and royalties that are significant enough for us to become and remain profitable, and we will need to obtain additional funding to continue to fund our operating plan beyond Auryxia and certain development activities, and achieve strategic growth.

We will require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed, or on acceptable terms, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

As of December 31, 2022, our cash and cash equivalents were $90.5 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia; pursue our appeal for vadadustat in the U.S. with the FDA; support the regulatory process with respect to vadadustat with the EMA and ACCESS Consortium; and develop and commercialize any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with research and development, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale. In addition, other unanticipated costs may arise. Because the outcomes of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete clinical development for any current or future product candidates, including vadadustat depending on what is required to address the issues identified in the CRL for vadadustat, including the outcome of our appeal and if additional clinical trials are required in order to obtain marketing approval, or to complete post-marketing studies for Auryxia and vadadustat, if approved. Our future capital requirements depend on many factors, including:

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
•the timing of, and the costs involved in obtaining, marketing approvals for vadadustat, including in the United States, Europe and certain other markets, and any other product candidate, including those that may be in-licensed or acquired, including to fund the preparation, filing and prosecution of regulatory submissions;
•the costs of maintaining marketing approvals for Auryxia or any other product, including those that may be in-licensed or acquired;
•the number of generic versions of Auryxia that enter the market following loss of exclusivity for Auryxia in March 2025, and the timing of, and the magnitude of, the impact on the price of Auryxia;
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
•our status as a publicly traded company on the Nasdaq Capital Market;
•our decisions with respect to personnel;
•our decisions with respect to infrastructure; and
•the extent to which we engage in transactions, including strategic, merger, collaboration, acquisition and licensing transactions, pursuant to which we could develop and market commercial products, or develop other product candidates and technologies.

We will need to obtain substantial additional funding to fund our operating plan beyond Auryxia and certain development activities, and achieve strategic growth. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect our cash resources to fund our current operating plan through at least the next twelve months from the filing of this Annual Report on Form 10-K. However, if our operating performance deteriorates significantly from the levels achieved in 2022, it could have an effect on our liquidity and our ability to continue as a going concern in the future. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves numerous risks and uncertainties, and actual results could vary as a result of a number of factors, many of which are outside our control. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. In addition, if we fail to satisfy any of the covenants under our Loan Agreement with Pharmakon, including the covenant that our Annual Report on Form 10-K for the fiscal year ending December 31, 2023 not be qualified as to going concern, and the loan is accelerated, we may not have sufficient resources to fund our operating plan through the next twelve months. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by us, or that additional funding will be available on terms acceptable to us, or at all.

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

On May 12, 2022, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market, referred to as the minimum bid price rule. In accordance with Nasdaq Listing Rules, we were provided an initial period of 180 calendar days, or until November 8, 2022, to regain compliance with the minimum bid price rule. We did not regain compliance with the minimum bid price rule by the initial compliance date.

On November 9, 2022, Nasdaq notified us that we were eligible for an additional 180 calendar day period, or until May 8, 2023, to regain compliance with the minimum bid price rule. Nasdaq’s determination was based on our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. On November 9, 2022, Nasdaq approved our transfer from the Nasdaq Global Market to the Nasdaq Capital Market, a continuous trading market that operates in substantially the same manner as the Nasdaq Global Market. The transfer became effective at the opening of business on November 11, 2022.

To date, we have not regained compliance with the minimum bid price rule. If, at any time during the additional compliance period the bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, the Nasdaq Listing Qualifications Department staff will provide written notification to us that we are in compliance with the minimum bid price rule, unless the staff exercises its discretion to extend this 10-day period pursuant to the Nasdaq Listing Rules.

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

On March 1, 2023, we filed a definitive proxy statement for a Special Meeting of Stockholders to be held on April 11, 2023 at which meeting we are seeking stockholder approval of a reverse stock split with the primary intent of increasing the price of our common stock to meet the price criteria for continued listing on Nasdaq. We intend to continue to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the minimum bid price rule, which could include seeking to effect a reverse stock split. However, there can be no assurance that our stockholders will approve a reverse stock split or that we will be able to regain compliance with the minimum bid price rule.

There are many factors that may adversely affect our minimum bid price, including those described throughout this section titled “Risk Factors.” Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the minimum bid price rule in the long term. Any potential delisting of our common stock from the Nasdaq Capital Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from the Nasdaq Capital Market would also make it more difficult for our stockholders to sell our common stock in the public market.

We may not be successful in our efforts to identify, acquire, in-license, discover, develop and commercialize additional products or product candidates or our decisions to prioritize the development of certain product candidates over others may not be successful, which could impair our ability to grow.

Although we continue to focus a substantial amount of our efforts on the commercialization of Auryxia and to pursue our appeal for vadadustat in the U.S. with the FDA and to seek regulatory approval for vadadustat in Europe and other territories, a key element of our long-term growth strategy is to develop additional product candidates and acquire, in-license, develop and/or market additional products and product candidates.

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

Because we have limited financial and managerial resources, especially as a result of the CRL for vadadustat that we received in March 2022 and the reductions in workforce that we implemented in 2022, we focus on products, research programs and product candidates for specific indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications, or out license rights to product candidates, that later prove to have greater commercial potential. For example, as a result of receipt of the CRL and implementation of the reductions in workforce, we delayed certain research activities. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities on a timely basis, or at all. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.

Because our internal research capabilities are limited, we may be dependent upon other pharmaceutical and biotechnology companies, academic scientists and institutions, and other researchers to sell or license product candidates, products or technology to us. The success of this strategy depends partly upon our ability to identify, select, and acquire promising product candidates and products. The process of identifying, selecting, negotiating and implementing a license or acquisition of a product candidate or an approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of a product candidate or an approved product. We have limited resources to identify and execute the acquisition or in-licensing of third party products, businesses, and technologies and integrate them into our current infrastructure.

Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA, the EMA, the Japanese Pharmaceuticals and Medical Devices Agency, or PMDA, or other regulatory authorities, or post-approval testing or other requirements if approved. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any of our products will be manufactured in a cost effective manner, achieve market acceptance or not require substantial post-marketing clinical trials.

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

As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our portfolio, including through the merger, acquisition or in-license of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to the Merger and our existing and prior collaboration and license arrangements. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on favorable terms, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation and integration of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition. For example, on June 4, 2021, we entered into a license agreement, the Cyclerion Agreement, with Cyclerion Therapeutics Inc., or Cyclerion, pursuant to which Cyclerion granted us an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase, or sGC, stimulator. Although we have progressed preclinical studies for praliciguat, we need to do additional work to manufacture product for clinical trials before we can initiate the trials, and when started, we may be unsuccessful in developing praliciguat. If any of the assumptions that we made in valuing the transaction, including the costs or timing of development of, or the potential benefits of, praliciguat, were incorrect, we may not recognize the anticipated benefits of the transaction and our business could be harmed.

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

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and continues to affect our patients, healthcare providers with whom we interact, customers, our contract manufacturing organizations, or CMOs, and other vendors. The full extent to which the COVID-19 pandemic and the lasting effects of the pandemic will directly or indirectly impact our business, results of operations and financial condition continues to depend on future developments that are highly uncertain and cannot be accurately predicted, including any resurgences or variants of COVID-19, the actions taken to contain it or treat its impact and the economic and other impacts on local, regional, national and international markets where the healthcare providers with whom we interact, our CMOs, and our other vendors operate. On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to

COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidance, including the clinical trial guidance and updates thereto. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

We believe our revenue growth was negatively impacted by the COVID-19 pandemic in 2021 and 2022 primarily as the CKD patient populations that we serve experienced both high hospitalization and mortality rates due to COVID-19, and the pandemic had an adverse impact on the phosphate binder market in which Auryxia competes. Labor shortages and costs have adversely impacted dialysis providers. These impacts have refocused clinical efforts in addressing bone and mineral disorders like hyperphosphatemia to more acute operational issues to ensure patients receive dialysis treatments and still some patients have been rescheduled or missed treatments due to labor shortages. We believe, this and potentially other factors, has led to the reduction in the phosphate binder market, which has not experienced growth since early 2020. While we are unable to quantify the impact of the COVID-19 pandemic on future revenues and revenue growth, the COVID-19 pandemic and the ongoing impacts from the COVID-19 pandemic continue to adversely and disproportionately impact CKD patients and the phosphate binder market; therefore, we expect the ongoing impacts from the pandemic to continue to have a negative impact on our revenue growth for the foreseeable future.

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

If we or any of the third parties with whom we engage, including our collaboration partners, vendors, or any of our customers were to experience further shutdowns, delays or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned, and our revenue expectations, could be materially and negatively impacted, which could have a material adverse effect on our business and our financial results.

While we are working to mitigate the impacts on our business, we are mindful that many of these risks and the impact to the larger healthcare market are outside of our control. The COVID-19 pandemic has, and may continue to, significantly impact the phosphate binder market in which we compete and economies and financial markets worldwide, which could result in adverse effects on our business and operations, impact our ability to raise additional funds and impact the volatility of our stock price and trading in our stock. Even after the COVID-19 pandemic has been contained or mitigated, we may continue to experience adverse impacts to our business as a result of the adverse impact on the patient population for Auryxia, the decline in the phosphate binder market and any economic recession or depression that has occurred or may occur in the future.

Risks Related to our Financial Arrangements

Our obligations in connection with the loan agreement with Pharmakon and requirements and restrictions in the loan agreement could adversely affect our financial condition and restrict our operations.

We entered into the Loan Agreement with Pharmakon, pursuant to which the Term Loans were made available to us in two tranches. The first tranche of $80.0 million closed on November 25, 2019, and the second tranche of $20.0 million closed on December 10, 2020. See Note 11 to our audited consolidated financial statements in Part II, Item 8. Financial Statements of this Annual Report on Form 10-K for additional information regarding our obligations under the Loan Agreement.

The Loan Agreement contains affirmative and negative covenants applicable to us and our subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold, which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia, which started in the fourth quarter of 2020. In addition, the Loan Agreement contains covenants that our Annual Reports on Form 10-K, must not be subject to any qualification as to going concern. Failure to maintain compliance with these or other covenants would result in an event of default under the Loan Agreement, which could result in enforcement action, including acceleration of amounts due under the Loan Agreement. Additionally, the liabilities under the Loan Agreement will be accelerated, subject to certain exceptions, if we are required to repay to CSL Vifor all or a part of the working capital facility established in connection with the Second Amended and Restated License Agreement that we entered into with CSL Vifor, in February 2022, or the Vifor Second Amended Agreement, as a result of certain terminations of the Vifor Second Amended Agreement or due to a reduction in the balance of the working capital facility by more than a prespecified amount.

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

Our business and our ability to generate product revenue largely depend on our, and our collaborators’, ability to successfully commercialize Auryxia. Our ability to generate revenue depends on our ability to execute on our commercialization plans, and the size of the market for, and the level of market acceptance of, Auryxia and any other product or product candidate, including those that may be in-licensed or acquired. If the size of any market for which a product or product candidate is approved decreases or is smaller than we anticipate, our revenue and results of operations could be materially adversely affected. For example, the phosphate binder market has declined since 2020, which we believe was partially a result of the COVID-19 pandemic. If the phosphate market does not recover or continues to decline, our revenue from Auryxia could be materially adversely affected.

Market acceptance is also critical to our ability to generate significant product revenue. Any product may achieve only limited market acceptance or none at all. If Auryxia, or any of our product candidates that is approved, is not accepted by the market to the extent that we expect or market acceptance decreases, we may not be able to generate significant product revenue and our business would be materially harmed. Market acceptance of Auryxia or any other approved product depends on a number of factors, including:

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

In order to market Auryxia and any other approved product, we intend to continue to invest in sales and marketing, which will require substantial effort and significant management and financial resources. We have built a commercial infrastructure and sales force in the United States for Auryxia, our only commercial product. However, following receipt of the CRL, in April and May 2022, we implemented a reduction of our workforce by approximately 42% across all areas of the Company (47% inclusive of the closing of the majority of open positions), including several members of management. In November 2022, we also implemented a reduction of our workforce, by approximately 14% consisting of individuals within our commercial organization as a result of our decision to shift to a strategic account management focused model for our commercial efforts. If the remaining sales and marketing team cannot successfully commercialize Auryxia, or if additional sales and marketing employees decide to leave as a result of the reduction in workforce or otherwise, it could have a material adverse effect on Auryxia revenue and our financial condition.

If we obtain regulatory approval to market vadadustat in the U.S., we believe that we can leverage the current commercial foundation for vadadustat in the U.S., but if we are unable to do so successfully this would materially harm our business. Additionally, training a sales force to successfully sell and market a new commercial product is expensive and time-consuming and could delay any commercial launch of such product candidate or distract the sales force from promoting Auryxia. We may underestimate the size of the sales force required for a successful product launch and we may need to expand our sales force earlier and at a higher cost than we anticipated. In 2021 and early 2022, we incurred commercialization expenses for vadadustat that were premature or unnecessary as a result of the receipt of the CRL for vadadustat, and may in the future incur additional commercialization expenses prematurely or unnecessarily if we do not receive marketing approval in the timeframe we expect, or at all.

We devote significant effort, in particular, to recruiting individuals with experience in the sales and marketing of pharmaceutical products. Competition for personnel with these skills is significant and retaining qualified personnel with experience in our industry is difficult. Further, our recent reductions in workforce may further exacerbate these conditions and interfere with our ability to find and retain qualified personnel. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. At the same time, we may face high turnover, requiring us to expend time and resources to source, train and integrate new employees.

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

Furthermore, if we are unable to maintain our arrangements with third parties with respect to sales and marketing, if we are unsuccessful in entering into additional arrangements with third parties to sell and market our products or we are unable to do so on terms that are favorable to us, or if such third parties are unable to carry out their obligations under such arrangements, it will be difficult to successfully commercialize our product and product candidates, including vadadustat, if approved. For example, if in connection with the Vifor Second Amended Agreement, we experience difficulties with CSL Vifor, or if CSL Vifor experiences difficulties with other parties to whom it expects to sell vadadustat, if approved, our ability to commercialize vadadustat, if approved, will be severely hindered and our business operations will be materially harmed.

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

Additionally, we may be required to enter into contracts with third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status and we may not be able to agree upon commercially reasonable terms with such third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, third party payors, PBMs and other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. Four distributors, Fresenius Medical Care Rx, McKesson Corporation, Cardinal Health, Inc. and Amerisource Bergen Drug Corporation, in the aggregate, accounted for a significant percentage of our gross revenue during 2022. If we are not able to maintain our arrangements with these key distributors on favorable terms, on a timely basis or at all, or if there is any adverse change in one or more of these distributors’ business practices or financial condition, it would adversely impact the market opportunity for Auryxia, our product revenues and operating results.

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

We currently believe it is likely that vadadustat, if approved, will be reimbursed using the Transitional Drug Add-on Payment Adjustment, or TDAPA, followed by inclusion in the bundled reimbursement model for Medicare beneficiaries. For those that obtain dialysis through commercial insurance during the 30-month coordination period or through Medicaid prior to Medicare becoming primary payer after 90 days, patients may access vadadustat through contracts we negotiate with third party payors for reimbursement of vadadustat, which would be subject to the risks and uncertainties described above. Additionally, applying for and obtaining reimbursement under the TDAPA is expected to take at least six months following approval, which will affect adoption, uptake and product revenue for vadadustat during that time, and if there are updates to the TDAPA rule that decrease the basis for reimbursement or eligibility criteria during the transition period or if the TDAPA is eliminated, then our profitability may be adversely affected. For example, the Medicare Payment Advisory Commission, or MedPAC, an independent legislative branch advisory body to Congress on issues related to the Medicare program, has recommended that TDAPA not be provided to newly approved drug products considered to fall within “functional categories” for which costs are already accounted for in the bundled reimbursement model, such as for anemia management drugs.

Further, if vadadustat is approved in the United States and included in the fixed reimbursement model for a bundle of dialysis services, or the bundle, we would be required to enter into contracts to supply vadadustat to specific dialysis providers, instead of through distributors, which we believe could be challenging. The dialysis market is unique and is dominated by two providers: DaVita and Fresenius, which account for a vast majority of the dialysis population in the United States. Under the Vifor Second Amended Agreement, we granted CSL Vifor an exclusive license to sell vadadustat to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of group purchase organizations, and to certain non-retail specialty pharmacies in the United States. We refer to Fresenius Medical Care North America and its affiliates, these organizations and specialty pharmacies collectively as the “Supply Group". See Note 4 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information regarding the Vifor Second Amended Agreement. If vadadustat is approved and we are not able to maintain the Vifor Second Amended Agreement or enter into a supply agreement with DaVita or other dialysis clinics, our business may be materially harmed.

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

Further, in many countries outside the United States, a drug must be approved for reimbursement before it can be marketed or sold in that country. In some cases, the prices that we intend to charge for our products are also subject to approval. Approval by the EMA or another regulatory authority does not ensure approval by reimbursement authorities in that jurisdiction, and approval by one reimbursement authority outside the United States does not ensure approval by any other reimbursement authorities. However, the failure to obtain reimbursement in one jurisdiction may negatively impact our ability to obtain reimbursement in another jurisdiction. We may not be able to obtain such reimbursement approvals on a timely basis, if at all, and favorable pricing in certain countries depends on a number of factors, some of which are outside of our control. In addition, if vadadustat is approved outside of the United States, we plan to rely on a partner to obtain approval by reimbursement authorities outside the United States. If we are unsuccessful or delayed in entering into an agreement with a new partner, the launch of vadadustat following approval outside the United States may be delayed, which could have an adverse effect on our results of operations.

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

Auryxia is competing in the hyperphosphatemia market in the United States with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Sanofi, PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of the phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) and Unicycive’s Renazorb (lanthanum dioxycarbonate) or could otherwise enter the market, including Ardelyx, Inc.’s tenapanor (which is approved in the United States for the treatment of adults with irritable bowel syndrome with constipation, and for which the FDA granted an appeal in the fourth quarter of 2022 that will allow Ardelyx to resubmit a new drug application in 2023 with respect to the control of serum phosphorus in adult patients with CKD on dialysis), that may impact the market for Auryxia.

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

Drugs that may compete with vadadustat include Epogen® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the United States and Europe, respectively, and Mircera® (methoxy PEG-epoetin beta), commercialized by CSL Vifor in the United States and Roche Holding Ltd. outside of the United States.

We and our partners may also face competition from potential new anemia therapies. There are several other hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor product candidates in various stages of development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by companies such as FibroGen Inc., or FibroGen, together with its collaboration partners, Astellas Pharma Inc. and AstraZeneca PLC, Japan Tobacco International, or JT, GlaxoSmithKline plc, or GSK, and Bayer HealthCare AG, or Bayer.

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

In addition, in the United States, FibroGen filed an NDA for its product candidate, roxadustat, with the FDA, but the FDA issued a complete response letter indicating the FDA will not approve the NDA in its present form and requested that an additional clinical trial for roxadustat be conducted prior to resubmission of the NDA or additional response to the FDA's complete response letter. In Europe however, roxadustat is approved for the treatment of anemia in patients with CKD. Further, in February 2023 the FDA approved daprodustat, an oral HIF-PH inhibitor marketed as Jesduvroq by GSK, as a once-a-day treatment of anemia due to CKD in adult patients who have been receiving dialysis for at least four months. If we obtain approval for vadadustat in the U.S., and roxadustat is also approved by the FDA, then both daprodustat and roxadustat will compete with vadadustat.

In Japan, Vafseo, which is approved for both the DD and NDD indications, competes with roxadustat, daprodustat and enarodustat. Roxadustat is approved for the treatment of anemia due to CKD in patients on dialysis, or DD-CKD, and patients not on dialysis, or NDD-CKD. In addition, daprodustat, GSK’s product, and enarodustat, JT’s product candidate, are approved in Japan for the treatment of anemia due to CKD. In addition. Bayer HealthCare AG has submitted an NDA for its product candidate for the treatment of renal anemia in Japan. In China, roxadustat has launched for the treatment of anemia of DD-CKD and for the treatment of anemia due to CKD in NDD-CKD patients.

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

Many of our potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining marketing approvals, recruiting patients and manufacturing pharmaceutical products. Large and established companies such as Amgen, Roche and GSK, among others, compete in the market for drug products to treat kidney disease. In particular, these companies have greater experience and expertise in conducting preclinical testing and clinical trials, obtaining marketing approvals, manufacturing such products on a broad scale and marketing approved products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we are developing obsolete.

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

Our Japanese sublicensee, JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona, the trade name for ferric citrate hydrate in Japan, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of adult patients with IDA in Japan. In Japan and certain other countries in Asia, we granted MTPC exclusive rights to commercialize vadadustat, which has been approved and is being marketed by MTPC in Japan under the trade name VafseoTM. We also granted Averoa SAS, or Averoa, an exclusive license to develop and commercialize ferric citrate in the EEA, Turkey, Switzerland and the United Kingdom.

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

The risk of failure in drug development is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical studies and clinical trials are expensive, difficult to design and implement, can take several years to complete, and their outcomes are inherently uncertain. Failure can occur at any time during the process. For example, we are currently conducting a clinical trial to evaluate three times per week oral dosing of vadadustat for dialysis dependent patients with anemia due to chronic kidney disease, or CKD. If we experience delays in the conduct of this clinical trial or the results are not positive, it could affect the market potential of vadadustat, if approved.

We may be unable to successfully complete clinical trials of Auryxia, vadadustat and other product candidates or to successfully obtain approval of vadadustat or other product candidates, if the results of those trials and studies are not positive or are only modestly positive, or if there are concerns with the profile due to efficacy or safety. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, interim results of a clinical trial do not necessarily predict final results, and results of Phase 3 clinical trials for one indication may not be predictive of results of Phase 3 clinical trials for another indication. For example, we announced positive top-line results from INNO2VATE and vadadustat achieved the primary and key secondary efficacy endpoint in each of the two PRO2TECT studies, but the PRO2TECT program did not meet the primary major adverse cardiovascular event, or MACE, safety endpoint. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we may face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. In addition, in March 2022, we received the CRL for vadadustat indicating that the FDA had determined that it could not approve the NDA in its present form, thus delaying any potential approval of vadadustat. In October 2022, we submitted the FDRR to the FDA and in February 2023, we received a second interim response from the FDA to our FDRR. However, it is impossible to predict when or if vadadustat or any of our other product candidates will prove effective or safe in humans or will receive marketing approval or on what terms. In February 2023, the Committee for Medicinal Products for Human Use, or CHMP, of the EMA adopted a positive opinion recommending the European Commission, or EC, to approve Vafseo™ (vadadustat), an oral HIF-PH inhibitor for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. However, before we can market and sell vadadustat in Europe, the EC must approve vadadustat, and there can be no assurances that we will receive such approval in a timely manner, or at all.

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

Identifying and qualifying patients to participate in clinical trials is critical to our success. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our clinical trials. Patients may be unwilling to participate in our clinical trials because of concerns about investigational research studies, the time and commitment needed to participate in a study, adverse events observed with the product candidate under study, the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations. In addition, in the case of clinical trials of any product candidate, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug. Additionally, it is often more difficult to enroll special or particular subpopulations of patients, such as pediatric or elderly patients, due to a number of factors including parental or other caregiver considerations, concerns and burdens. For example, we enrolled sites in a post-approval pediatric study for the Hypophosphatemia Indication of Auryxia in the second quarter of 2022, which began patient recruitment in the third quarter of 2022, but study sites have not yet enrolled any eligible pediatric patients despite efforts to do so. Furthermore, the COVID-19 pandemic resulted in temporary closures of, and may continue to impact, clinical trial sites on which we rely for the conduct of clinical trials and COVID-19 pandemic precautions and staffing shortages have caused moderate delays in enrolling new clinical trials and may cause delays in enrolling other new clinical trials.

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
•eligibility criteria for, and design of, the study in question, including study complexity;
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
•participation length and demands on patients and caregivers;
•site staffing shortages and turnover;
•clinical trial sites and investigators failing to perform effectively; and
•patient referral practices of physicians.

We may not be able to initiate or complete clinical trials in a timely manner, or at all, if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by regulatory agencies. If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which may delay approval, or result in failure to maintain or obtain approval, of our products or product candidates, which would have a material adverse effect on our business.

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

Data obtained from studies conducted in the United States may not be accepted by the EMA, the PMDA and other regulatory authorities outside of the United States. Also, certain jurisdictions require data from studies conducted in their country in order to obtain approval in that country. Further, when a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, and seeking and receiving informed consent from subjects. Thus, to the extent that we rely on data from foreign clinical studies that are not the subject of an IND but are used to support of an NDA, there is a risk that FDA may not review such data in connection with its review of the NDA.

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

Undesirable effects caused by, or other undesirable properties of, Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired, or competing commercial products or product candidates in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials, could result in a more restrictive label or the delay, denial or withdrawal of marketing approval by the FDA or other regulatory authorities, and could lead to potential product liability claims. In addition, results of our clinical trials could reveal a high frequency of undesirable effects or unexpected characteristics. For example, in March 2022, we received the CRL from the FDA for our NDA for vadadustat in which the FDA concluded that the data in the NDA do not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. The FDA expressed safety concerns noting failure to meet non-inferiority in MACE in the non-dialysis patient population, the increased risk of thromboembolic events, driven by vascular access thrombosis in dialysis patients, and the risk of drug-induced liver injury. In October 2022, we submitted the FDRR to the FDA. The FDRR focuses on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult patients on dialysis in light of safety concerns expressed by the FDA in the CRL for dialysis patients related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. In February 2023, we received a second interim response from the FDA to our FDRR, and there can be no assurances that we will be successful in our appeal. If we are unable to overcome these concerns, vadadustat may not be approved by the FDA on favorable terms, or at all, and our financial condition could be materially harmed. In February 2023, the CHMP of the EMA adopted a positive opinion recommending the EC to approve Vafseo™ for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. However, before we can market and sell vadadustat in Europe, the EC must approve vadadustat, and there can be no assurances that we will receive such approval in a timely manner, or at all.

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

Serious adverse events considered related to vadadustat, including those noted in the CRL, and any other product candidates could have material adverse consequences on the development and potential approval of vadadustat or our other product candidates and our business as a whole. Our understanding of adverse events in prior clinical trials of our product candidates may change as we gather more information, the FDA may not agree with our assessment of adverse events and additional unexpected adverse events may be observed in future clinical trials or in the market.

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

In addition, any post-marketing clinical trials conducted, if successful, may expand the patient populations treated with Auryxia, vadadustat or any other product we acquire or for which we receive marketing approval, within or outside of their current indications or patient populations, which could result in the identification of previously unknown undesirable effects, increased frequency or severity of known undesirable effects, or result in the identification of unexpected safety signals. In addition, as vadadustat, if approved, and any other products are commercialized, they will be used in significantly larger patient populations, in less rigorously controlled environments and, in some cases, by less experienced and less expert treating practitioners, than in clinical trials, which could result in increased or more serious adverse effects being reported. As a result, regulatory authorities, healthcare practitioners, third party payors or patients may perceive or conclude that the use of Auryxia, vadadustat, if approved, or any other products are associated with serious adverse effects, undermining our commercialization efforts.

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

In March 2022, we received the CRL from the FDA regarding our NDA for vadadustat for the treatment of anemia due to CKD. The FDA concluded that the data in the NDA do not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. In October 2022, we submitted a Formal Dispute Resolution Request, or FDRR, to the FDA. The FDRR focuses on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult patients on dialysis in light of safety concerns expressed by the FDA in the CRL for dialysis patients related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. In February 2023, we received a second interim response from the FDA to our FDRR, and there can be no assurances that we will be successful in our appeal and obtain approval for vadadustat in a timely manner, on favorable terms, or at all. As a result, the regulatory approval process for vadadustat in the U.S. is highly uncertain. We may not obtain approval at all, and if we are able to obtain approval, it may only be for patients with DD-CKD and, in any event, the expense and time to do so could adversely impact our ability to successfully commercialize vadadustat, and our financial condition could be materially harmed.

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
•the relevant regulatory authority's onsite inspections may be delayed due to the COVID-19 pandemic or otherwise;
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

For example, we previously had three limited, voluntary recalls of Auryxia. These and any other recalls or any supply, quality or manufacturing issues in the future could result in significant negative consequences, including reputational harm, loss of customer confidence, and a negative impact on our financials, any of which could have a material adverse effect on our business and results of operations, and may impact our ability to supply Auryxia, VafseoTM, in Japan or vadadustat, if approved, for commercial and clinical use.

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

In response to the COVID-19 pandemic, a number of companies in 2020 and 2021 announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Following a period of false starts, and temporary suspensions due to the omicron variant, the FDA announced on February 2, 2022 that it would resume domestic inspections beginning on February 7, 2022, and indicated that it would conduct foreign inspections beginning in April 2022 on a prioritized basis. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and/or any travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the United States may also impose similar restrictions or other policy measures in response to the COVID-19 pandemic or other travel restrictions. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Compliance with privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which took effect across all member states of the EEA, in May 2018. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data when required, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, when required, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third party processors. The GDPR increases our obligations as a sponsor in clinical trials in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial patients and investigators. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data and permits EU member states to adopt further penalties for violations that are not subject to the administrative fines outlined in the GDPR.

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and, as a result, increases the scrutiny that we should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. There is ongoing uncertainty about the transfer mechanisms that companies rely upon to enable the legal transfer of personal data from the EU to other countries. For example, in July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. As court decisions and regulatory guidance evolves, challenges remain with respect to GDPR compliance. Companies must continue to monitor the regulatory landscape and implement necessary changes, all of which may be costly and may put the company out of compliance while any changes are being implemented.

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

Similar privacy and data security requirements are either in place or underway in the United States. There are a broad variety of data protection laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the CCPA, which went into effect on January 1, 2020, and the CPRA, which amends CCPA by expanding the scope and applicability, while also introducing new privacy protections, is creating similar risks and obligations as those created by GDPR. The CPRA also creates a new agency that is specifically responsible for enforcing the new law. Because of this, we may need to engage in additional activities (e.g., data mapping) to identify the personal information we are collecting and the purposes for which such information is collected. In addition, we will need to ensure that our policies recognize the rights granted to consumers (as that phrase is broadly defined in the CCPA and can include business contact information). Other states have also passed privacy laws that are similar to the CCPA/CPRA, including Virginia, Colorado, Connecticut, and Utah. The laws in the various states vary in terms of their exact requirements, but they all provide regulators in these states with enforcement authority. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with current and any future federal and state laws regarding privacy and security of personal information could expose us to fines and penalties. We also face a threat of potential consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

Further, on July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

We sublicensed the rights to commercialize Riona to JT and Torii in Japan. We also entered into a collaboration agreement with MTPC to develop and commercialize vadadustat in Japan and certain other Asian countries. In addition, we entered into the Vifor Second Amended Agreement pursuant to which we granted CSL Vifor an exclusive license to sell vadadustat to the Supply Group in the United States. We also granted to Averoa an exclusive license to develop and commercialize ferric citrate in the EEA, Turkey, Switzerland and the United Kingdom. We may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our and our partners' commercialization efforts with respect to Auryxia, Riona, Vafseo and our and our partners' development and, if approved, commercialization efforts with respect to vadadustat and any other product candidates. We may not be able to maintain our collaborations for development and commercialization. For example, on May 13, 2022, Otsuka elected to terminate our collaboration agreements with them, and we subsequently negotiated the Termination Agreement with Otsuka. This termination by Otsuka may delay the approval or launch of vadadustat in Europe or other territories or adversely affect how we are perceived in scientific and financial communities. In addition, our current and any future collaborations may not be successful due to a number of important factors, including the following:

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

If any of these events occurs, the market potential of Auryxia, Riona, Vafseo or vadadustat, if and where approved, and any other products or product candidates, could be reduced, and our business could be materially harmed. Collaborations may also divert resources, including the attention of management and other employees, from other parts of our business, which could have an adverse effect on other parts of our business, and we cannot be certain that the benefits of the collaboration will outweigh the potential risks.

We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, or at all, we may have to alter our development and commercialization plans.

We will require substantial additional cash to fund the continued commercialization of Auryxia and the development and potential commercialization of any of our product candidates, including vadadustat, if approved, especially following the termination of our collaboration agreements with Otsuka. We may decide to enter into additional collaborations for the development and commercialization of vadadustat or Auryxia, both within and outside of the United States. For example, we plan to pursue a new partner to develop and commercialize vadadustat in Europe and other territories previously licensed to Otsuka. If we are unsuccessful in entering into a new agreement for the development and commercialization of vadadustat in Europe and other territories in a timely manner, or at all, it may result in a delay in the approval or launch of vadadustat in Europe or other territories, a need for additional capital and expansion of our internal capabilities to pursue further development or commercialization of the applicable products and product candidates, particularly the development and commercialization of vadadustat in Europe and other territories, and could have an adverse effect on our results of operations. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, divert management’s attention, or disrupt our business.

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

We rely upon third parties to conduct all aspects of our product manufacturing, and in many instances only have a single supplier, and the loss of these manufacturers, their failure to supply us on a timely basis, or at all, or their failure to successfully carry out their contractual duties or comply with regulatory requirements, cGMP requirements, or guidance could cause delays in or disruptions to our supply chain and substantially harm our business.

We do not have any manufacturing facilities and do not expect to independently manufacture any product or product candidates. We currently rely, and expect to continue to rely, on third party manufacturers to produce all of our commercial, clinical and preclinical supply. Our reliance on third party manufacturers, who have control over the manufacturing process, increases the risk that we will not have or be able to maintain sufficient quantities of Auryxia and vadadustat or the ability to obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our and our partners' development or commercialization efforts.

We currently rely on a single source supplier for each of Auryxia drug substance and drug product and vadadustat drug substance and drug product, and alternate sources of supply may not be readily available. If any of the following occurs, we may not have sufficient quantities of Auryxia and/or vadadustat to support our clinical trials, development, commercialization, or obtaining and maintaining marketing approvals, which could materially and adversely impact our business and results of operations:

•we are unsuccessful in maintaining our current supply arrangements for commercial quantities of Auryxia and vadadustat;
•we are unsuccessful in validating new sites;
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

If any of our third party manufacturers cannot or do not perform as agreed or expected, including as a result of catastrophic events, including pandemics, including the COVID-19 pandemic, terrorist attacks, wars or other armed conflicts, geopolitical tensions or natural disasters, if they misappropriate our proprietary information, if they terminate their engagements with us, if we terminate our engagements with them, or if there is a significant disagreement, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into agreements with other third party manufacturers, which we may not be able to do in a timely manner or on favorable or reasonable terms, if at all. For example, one of our manufacturers has notified us that it will be discontinuing operations at one site at a future date. In some cases, there may be a limited number of qualified replacement manufacturers, or the technical skills or equipment required to manufacture a product or product candidate may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party, or a feasible alternative may not exist. These factors would increase our reliance on our current manufacturers or require us to obtain necessary regulatory approvals and licenses in order to have another third party manufacture Auryxia or vadadustat. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays and costs associated with the qualification of a new manufacturer and validation of manufacturing processes would negatively affect our ability to supply clinical trials, obtain and maintain marketing approval, or commercialize or satisfy patient demand for Auryxia and vadadustat, where approved, in a timely manner, within budget, or at all.

In addition, the cost of obtaining Auryxia and vadadustat is subject to adjustment based on our third party manufacturers’ costs of obtaining raw materials and producing the product. We have limited control over the production costs of Auryxia and vadadustat, including the costs of raw materials, and have seen increases in the production costs of Auryxia and vadadustat, and any significant increase in the cost of obtaining our products could materially adversely affect our revenue for Auryxia and vadadustat, if approved.

Moreover, issues that may arise in any scale-up and technology transfer and continued commercial scale manufacture of our products may lead to significant delays in our development, marketing approval and commercial timelines and negatively impact our financial performance. For example, a production-related issue resulted in an interruption in the supply of Auryxia in the third and fourth quarters of 2016. This supply interruption negatively impacted Keryx’s revenues in 2016. This supply interruption was resolved, and we have taken and continue to take actions designed to prevent future interruptions in the supply of Auryxia. However, we recently experienced issues in manufacturing Auryxia, and if we continue to experience manufacturing issues or our actions to prevent future interruptions are not successful, we may experience additional supply issues. In addition, before we can manufacture product at a new site, we must validate the process at that site. If the process validation is unsuccessful, or takes longer than we anticipate, we may have to expend additional resources and could experience a supply interruption. Any future supply interruptions, whether quality or quantity based, for Auryxia or vadadustat, if and where approved, would negatively and materially impact our reputation and financial condition.

There are a limited number of manufacturers that are capable of manufacturing Auryxia and vadadustat for us and complying with cGMP regulations and guidance and other stringent regulatory requirements and guidance enforced by the FDA, EMA, PMDA and other regulatory authorities. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation, which occur in addition to our own quality assurance releases. The facilities and processes used by our third party manufacturers to manufacture Auryxia may be inspected by the FDA and other regulatory authorities at any time, and the facilities and processes used by our third party manufacturers to manufacture vadadustat will be inspected by the FDA, the EMA and other regulatory authorities prior to or after we submit our marketing applications. Although we have general visibility into the manufacturing processes of our third party manufacturers, we do not ultimately control such manufacturing processes of, and have little control over, our third party manufacturers, including, without limitation, their compliance with cGMP requirements and guidance for the manufacture of certain starting materials, drug substance and finished drug product. Similarly, although we review final production, we have little control over the ability of our third party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Our third party manufacturers may experience problems with their manufacturing and distribution operations and processes, including, for example, quality issues, such as product specification and stability failures, procedural deviations, improper equipment installation or operation, utility failures, contamination, natural disasters and public health epidemics. We may also encounter difficulties relating to our own quality processes and procedures, including regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. If our third party manufacturers cannot successfully manufacture material that conforms to our specifications and regulatory requirements and guidance, or if we or our third party manufacturers experience manufacturing, operations and/or quality issues, including an inability or unwillingness to continue manufacturing our products at all, in accordance with agreed-upon processes or on currently validated manufacturing lines, we may not be able to supply patient demand or maintain marketing approval for Auryxia, secure and maintain marketing approval for vadadustat, and we might be required to expend additional resources to obtain material from other manufacturers. If any of these events occur, our reputation and financial condition would be negatively and materially impacted. In addition, during the year ended December 31, 2022, we had higher write-downs to inventory reserves related to Auryxia drug substance that will not be forward processed into drug product. If we have additional write-downs to inventory reserves in the future, it could negatively impact our ability to supply Auryxia, and our financial condition could be harmed.

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

In addition to patent rights in the United States, we may seek non-patent exclusivity for vadadustat and other product candidates under other provisions of the FDCA such as new chemical entity, or NCE, exclusivity, or exclusivity for a new use or new formulation, but there is no guarantee that vadadustat or any other product candidates will receive such exclusivity. The FDCA provides a five-year period of non-patent exclusivity within the United States to the first sponsor to gain approval of an NDA for an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which consists of the molecule(s) or ion(s) responsible for the action of the drug substance (but not including those portions of the molecule that cause it to be a salt or ester or which are not bound to the molecule by covalent or similar bonds). During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the sponsor does not own or have a legal right of reference to all the data required for approval.

An ANDA that references an NDA product with NCE exclusivity may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of exclusivity for an NDA, particularly a 505(b)(2) NDA or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the sponsor are deemed by the FDA to be essential to the approval of the application (for example, for new indications, dosages, or strengths of an existing drug). This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. The three-year exclusivity period, unlike five-year exclusivity, does not prevent the submission of a competing ANDA or 505(b)(2) NDA. Instead, it only prevents the FDA from granting final approval to such a product until expiration of the exclusivity period. Five-year and three-year exclusivity will not delay the submission (in the case of five-year exclusivity) or the approval (in the case of three-year exclusivity) of a full NDA submitted under section 505(b)(1) of the FDCA; however, a sponsor submitting a full NDA would be required to conduct all of its own studies needed to independently support a finding of safety and effectiveness for the proposed product, or have a full right of reference to all studies not conducted by the sponsor.

In cases where NCE exclusivity has been granted to a new drug product, the 30-month stay triggered by such litigation is extended by the amount of time such that seven years and six months will elapse from the date of approval of the NDA for that product. Without NCE exclusivity, the 30-month stay on FDA final approval of an ANDA runs from the date on which the sponsor of the reference listed drug receives notice of a Paragraph IV certification from the ANDA sponsor.

In addition to NCE, in the United States, the FDA has the authority to grant additional regulatory exclusivity protection for approved drugs where the sponsor conducts specified testing in pediatric or adolescent populations. If granted, this pediatric exclusivity may provide an additional six months which are added to the term of any non-patent exclusivity that has been awarded as well as to the regulatory protection related to the term of a relevant patent, to the extent these protections have not already expired.

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

Although the composition and use of Auryxia is currently claimed by 15 issued patents that are listed in the FDA’s Orange Book, we cannot assure you that we will be successful in defending against third parties attempting to invalidate or design around our patents or asserting that our patents are invalid or otherwise unenforceable or not infringed, or in competing against third parties introducing generic equivalents of Auryxia or any of our potential future products. If our Orange Book-listed patents are successfully challenged by a third party and a generic version of Auryxia is approved and launched sooner than we anticipate, revenue from Auryxia could decline significantly, which would have a material adverse effect on our sales, results of operations and financial condition.

We previously received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA requesting approval for generic versions of Auryxia tablets (210 mg ferric iron per tablet). We filed complaints for patent infringement relating to such ANDAs, and subsequently entered into settlement and license agreements with all such ANDA filers that allow such ANDA filers to market a generic version of Auryxia in the United States beginning on March 20, 2025. It is possible that we may receive Paragraph IV certification notice letters from additional ANDA filers and may not ultimately be successful in an ANDA litigation. For example, in February 2023, we received another Paragraph IV certification notice letter regarding an ANDA submitted to the FDA. Generic competition for Auryxia or any of our potential future products could have a material adverse effect on our sales, results of operations and financial condition.

Litigation and administrative proceedings, including third party claims of intellectual property infringement and opposition/invalidation proceedings against third party patents, may be costly and time consuming and may delay or harm our drug discovery, development and commercialization efforts.

We may be forced to initiate litigation to enforce our contractual and intellectual property rights, or we may be sued by third parties asserting claims based on contract, tort or intellectual property infringement. Competitors may infringe our patents or misappropriate our trade secrets or confidential information. We may not be able to prevent infringement of our patents or misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States. In addition, third parties may have or may obtain patents in the future and claim that our products or other technologies infringe their patents. If we are required to defend against suits brought by third parties, or if we sue third parties to protect our rights, we may be required to pay substantial litigation costs, and our management’s attention may be diverted from operating our business. In addition, any legal action against our licensor, licensees or us that seeks damages or an injunction of commercial activities relating to Auryxia, vadadustat or any other product candidates or other technologies, including those that may be in-licensed or acquired, could subject us to monetary liability, a temporary or permanent injunction preventing the development, marketing and sale of such products or such technologies, and/or require our licensor, licensees or us to obtain a license to continue to develop, market or sell such products or other technologies. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. We cannot predict whether our licensor, licensees or we would prevail in any of these types of actions or that any required license would be made available on commercially acceptable terms, if at all.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. However, there may be patents of third parties of which we are currently unaware with claims to compounds, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Also, because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. The pharmaceutical and biotechnology industries are characterized by extensive litigation over patent and other intellectual property rights. We have in the past and may in the future become a party to, or be threatened with, future adversarial litigation or other proceedings regarding intellectual property rights with respect to our product and product candidates. As the pharmaceutical and biotechnology industries expand and more patents are issued, the risk increases that our drug candidates may give rise to claims of infringement of the patent rights of others.

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

Various administrative proceedings are also available for challenging patents, including interference, reexamination, inter partes review, and post-grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Competitors may initiate an administrative proceeding challenging our issued patents or pending patent applications, which can be expensive and time-consuming to defend. An adverse result in any current or future defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and held not infringed and could put our patent applications at risk of not issuing. In addition, an unfavorable outcome in any current or future proceeding in which we are challenging third party patents could require us to cease using the patented technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all. Even if we are successful, participation in interference or other administrative proceedings before the USPTO or a foreign patent office may result in substantial costs and distract our management and other employees.

We are currently involved in opposition and invalidation proceedings in the European Patent Office, Intellectual Property High Court of Japan, and the Patents Court of the UK. These proceedings may be ongoing for a number of years and may involve substantial expense and diversion of employee resources from our business. In addition, we may become involved in additional opposition proceedings or other legal or administrative proceedings in the future. For more information, see the other risk factors under “Risks Related to our Intellectual Property”.

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

Recruiting and retaining qualified personnel is critical to our success. We are also highly dependent on our executives, certain members of our senior management and certain members of our commercial organization. The loss of the services of our executives, senior managers or other employees could impede the achievement of our research, development, regulatory and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Specifically, following receipt of the CRL, in April and May 2022, we implemented a reduction of our workforce by approximately 42% across all areas of our company (47% inclusive of the closing of the majority of open positions), including several members of management. In November 2022, we also implemented a reduction of our workforce, by approximately 14% consisting of individuals within our commercial organization as a result of our decision to shift to a strategic account management focused model for our commercial efforts. In addition, uncertainty related to the timing and outcome of regulatory decisions, could increase attrition. Losing members of management and other key personnel subjects us to a number of risks, including the failure to coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the retention of historical knowledge.

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

Our cost savings plan and the associated workforce reductions implemented in April, May and November 2022 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

Following receipt of the CRL, in April and May 2022, we implemented a reduction in workforce by approximately 42% across all areas of our company (47% inclusive of the closing of the majority of open positions), including several members of management. In November 2022, we also implemented a reduction of our workforce, by approximately 14% consisting of individuals within our commercial organization. The reductions in workforce reflect our strategic pillars to drive Auryxia revenue while also continuing to decrease operating costs. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. We recorded a restructuring charge of approximately $15.9 million in the aggregate primarily related to contractual termination benefits including severance, non-cash stock-based compensation expense, healthcare and related benefits in the year ended December 31, 2022. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future, including as a result of the FDA's decision related to our appeal of the CRL for vadadustat. Furthermore, our cost savings plan may be disruptive to our operations, including our commercialization of Auryxia, which could affect our ability to generate product revenue. In addition, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully commercializing Auryxia and from successfully developing and commercializing our product candidates in the future, including vadadustat, if approved. If we are ultimately successful in obtaining approval of vadadustat in the United States, we will need to hire additional employees to support the commercialization of vadadustat in the United States, and if we are unsuccessful or delayed in doing so, the potential launch of vadadustat could be delayed.

We may encounter difficulties in managing our growth, including with respect to our employee base, and managing our operations successfully.

In our day-to-day operations, we may encounter difficulties in managing the size of our operations as well as challenges associated with managing our business. We have strategic collaborations for the commercialization of Riona and the development and commercialization of vadadustat, which is now being marketed under the trade name VafseoTM by our collaboration partner, MTPC, in Japan. Additionally, in the United States, we have a strategic relationship with CSL Vifor related to the commercialization of vadadustat, if approved. As our operations continue, we expect that we will need to manage our current relationships and enter into new relationships, especially in light of the termination of our collaboration agreements with Otsuka, with various strategic collaborators, consultants, vendors, suppliers and other third parties. These relationships are complex and create numerous risks as we deal with issues that arise.

Our future financial performance and our ability to commercialize Auryxia and vadadustat, if and where approved, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. This future growth will impose significant added responsibilities on the business and members of management. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, procedures and processes. We may not be able to implement these improvements in an efficient or timely manner and may discover deficiencies in existing systems, procedures and processes. Moreover, the systems, procedures and processes currently in place or to be implemented may not be adequate for any such growth. Any expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully managing and, as applicable, growing our company.

In addition, we may need to further adjust the size of our workforce as a result of changes to our expectations for our business, which can result in management being required to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth-related activities and related expenses. Further, we rely on independent third parties to provide certain services to us. We structure our relationships with these outside service providers in a manner that we believe results in an independent contractor relationship, not an employee relationship. If any of our service providers are later legally deemed to be employees, we could be subject to employment and tax withholding liabilities and other additional costs as well as other multiple damages and attorneys’ fees.

If we fail to develop or maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in us and the trading price of our common stock may decline.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If our internal control over financial reporting is not effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting could also restrict our future access to the capital markets.

A material weakness in internal control over financial reporting has in the past and could in the future lead to deficiencies in the preparation of financial statements. Deficiencies in the preparation of financial statements, could lead to litigation claims against us. The defense of any such claims may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation, even if resolved in our favor, could cause us to incur significant legal and other expenses. Such events could also affect our ability to raise capital to fund future business initiatives.

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

Our employees, independent contractors, principal investigators, CROs, CMOs, consultants and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading. In addition, laws and regulations governing any international operations we have or may have in the future may require us to develop and implement costly compliance programs.

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

We are seeking regulatory approval for vadadustat with the EMA and countries in the ACCESS Consortium, and we conducted our global clinical trials for vadadustat, and may in the future conduct additional trials, in countries where corruption is prevalent, and violations of any of these laws by our personnel or by any of our vendors or agents, such as our CROs or CMOs, could have a material adverse impact on our clinical trials and our business and could result in criminal or civil fines and sanctions. We are subject to complex laws that govern our international business practices. These laws include the FCPA, which prohibits U.S. companies and their intermediaries, such as CROs or CMOs, from making improper payments to foreign government officials for the purpose of obtaining or keeping business or obtaining any kind of advantage for the company. The FCPA also requires companies to keep accurate books and records and maintain adequate accounting controls. A number of past and recent FCPA investigations by the Department of Justice and the SEC have focused on the life sciences sector.

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

We are also subject to trade control regulations and trade sanction laws that restrict the movement of certain goods, currency, products, materials, services and technology to, and certain operations in, various countries or with certain persons. Our ability to transfer commercial and clinical product and other clinical trial supplies, and for our employees, independent contractors, principal investigators, CROs, CMOs, consultants and vendors ability to travel, between certain countries is subject to maintaining required licenses and complying with these laws and regulations.

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

The internal controls, policies and procedures, and training and compliance programs we have implemented to deter prohibited practices may not be effective in preventing our employees, contractors, consultants, agents or other representatives from violating or circumventing such internal policies or violating applicable laws and regulations. The failure to comply with laws governing international business practices may impact any future clinical trials, result in substantial civil or criminal penalties for us and any such individuals, including imprisonment, suspension or debarment from government contracting, withdrawal of our products, if approved, from the market, or being delisted from The Nasdaq Capital Market. In addition, we may incur significant costs in implementing sufficient systems, controls and processes to ensure compliance with the aforementioned laws. The laws and regulations referenced above may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements that could adversely affect our business.

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

As of December 31, 2022, we had approximately $127.1 million in the aggregate of goodwill and a definite lived intangible asset from the Merger. In accordance with generally accepted accounting principles, or GAAP, we are required annually, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill and our definite lived intangible assets when indicators of impairment are present. Events giving rise to impairment of goodwill or intangible assets are an inherent risk in the pharmaceutical industry and often cannot be predicted.

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

As a public company, we operate in a demanding regulatory environment, and we have and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and certain corporate governance practices. In particular, our compliance with Section 404 of the Sarbanes-Oxley Act has required and will continue to require that we incur substantial accounting-related expenses and expend significant management efforts. Our testing, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner. If we are not able to comply with the requirements of the Sarbanes-Oxley Act, we could be subject to sanctions or investigations by the SEC, the Nasdaq Capital Market or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our securities. Furthermore, if we cannot provide reliable financial reports or prevent fraud, including as a result of remote working by our employees, our business and results of operations would likely be materially and adversely affected.

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

We are currently subject to legal proceedings, including those described in Part I, Item 3. Legal Proceedings in this Annual Report on Form 10-K, and additional claims may arise in the future. In addition, securities class action and derivative lawsuits and other legal proceedings are often brought against companies for any of the risks described in this Annual Report on Form 10-K following a decline in the market price of their securities. For example, we were party to a putative class action lawsuit in state court filed by purported Keryx stockholders challenging the disclosures made in connection with the Merger, including those that relate to vadadustat’s safety, approvability and commercial viability. Oral argument was held on October 7, 2022, and the Court dismissed the complaint without prejudice on October 17, 2022, giving plaintiffs thirty days to amend their complaint. On November 16, 2022, plaintiffs filed an amended consolidated complaint, asserting the same claims and seeking the same relief as the consolidated complaint. On January 18, 2023, defendants moved to dismiss the amended consolidated complaint in its entirety. Briefing on defendants’ motion to dismiss is scheduled to be completed by April 5, 2023. In connection with any litigation or other legal proceedings, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. Monetary damages or any other adverse judgment would have a material adverse effect on our business and financial position. In addition, if other resolution or actions taken as a result of legal proceedings were to restrain our ability to operate or market our products and services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We could also suffer an adverse impact on our reputation, negative publicity and a diversion of management’s attention and resources, which could have a material adverse effect on our business.

Risks Related to our Common Stock

Our stock price has been and may continue to be volatile, which could result in substantial losses for holders or future purchasers of our common stock and lawsuits against us and our officers and directors.

Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated biopharmaceutical companies specifically have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Stock Market has ranged from a low of $0.24 on October 24, 2022 to a high of $31.00 on June 20, 2014. The daily closing market price for our common stock varied between a high price of $2.93 on March 9, 2022 and a low price of $0.25 on November 17, 2022 in the twelve-month period ending on December 31, 2022. During that time, the price of our common stock ranged from an intra-day low of $0.24 per share to an intra-day high of $2.93 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, including, among others, developments related to and results of our research or clinical trials, developments related to our regulatory submissions and meetings with regulatory authorities, in particular as it relates to vadadustat, commercialization of Auryxia, vadadustat, if and as approved in the U.S. and foreign markets including Europe, and any other product candidates, announcements by us or our competitors of significant transactions or strategic collaborations, negative publicity around Auryxia or vadadustat, regulatory or legal developments in the United States and other countries, developments or disputes concerning our intellectual property, the recruitment or departure of key personnel including as a result of our recent reduction in workforce, actual or anticipated changes in estimates as to financial results, changes in the structure of healthcare payment systems, market conditions in the biopharmaceutical sector and other factors beyond our control. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it.

In addition, companies that have experienced volatility in the market price of their stock have frequently been the subject of securities class action and shareholder derivative litigation. See Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K for information concerning securities class action initiated against Keryx and certain current and former directors and officers of ours and Keryx’s. In addition, we could be the target of other such litigation in the future. Class action and shareholder derivative lawsuits, whether successful or not, could result in substantial costs, damage or settlement awards and a diversion of our management’s resources and attention from running our business, which could materially harm our reputation, financial condition and results of operations.

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

As of December 31, 2022 and based on the amounts reported in the most recent filings made under Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Satter Management Co., L.P., or Satter, beneficially owned approximately 8.2% of our outstanding shares of common stock, the Vanguard Group, or Vanguard, beneficially owned approximately 6.1% of our outstanding shares of common stock, and CSL Vifor beneficially owned approximately 4.1% of our outstanding shares of common stock. By selling a large number of shares of common stock, Satter or Vanguard could cause the price of our common stock to decline. The shares beneficially owned by CSL Vifor have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder, but if they are registered in the future, those shares would become freely tradable and, if a large portion of such shares are sold, could cause the price of our common stock to decline.

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

As of December 31, 2022, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are located in Cambridge, Massachusetts. We currently lease approximately 65,167 square feet of office and lab space in Cambridge, Massachusetts, and 27,300 square feet of office space in Boston, Massachusetts. Excluding renewal options, the lease for our Cambridge, Massachusetts office space expires on September 11, 2026 and the lease for the Cambridge, Massachusetts lab space expires on January 31, 2025. In February 2022 we extended the term of the lease for our Boston, Massachusetts office space, such that the lease expires on July 31, 2031. In September 2019, we entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc., which expired on February 28, 2023. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms for our future growth.

Item 3. Legal Proceedings
Legal Proceedings Relating to Vadadustat

Opposition Proceedings Against Akebia

In September 2018, Dr. Reddy’s Laboratories Limited filed an opposition to our issued Indian Patent No. 287720 in the Indian Patent Office.

On July 26, 2022, Sandoz AG filed an opposition against our issued European Patent No. 3277270 in the European Patent Office.

On February 13, 2023, FibroGen, Inc., or FibroGen, filed an opposition against our issued European Patent No. 3357911 in the European Patent Office.

Proceedings Filed by Akebia Against FibroGen, Inc.

Europe

We filed an opposition in the European Patent Office, or the EPO, against FibroGen’s European Patent No. 1463823, or the ’823 EP Patent on December 5, 2013, and an oral proceeding took place March 8 and 9, 2016. Following the oral proceeding, the Opposition Division of EPO ruled that the patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. FibroGen appealed that decision. On February 27, 2023, FibroGen withdrew its appeal, and the patent remains revoked.

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

On April 3, 2019, we filed oppositions to FibroGen’s European Patent Nos. 2289531, or the ’531 EP Patent, and 2298301, or the ’301 EP Patent in the EPO, respectively, requesting the patents be revoked in their entirety. Oral proceedings for oppositions to the two patents were held on September 7-8 and 10, 2021. Following oral proceedings, the Opposition Division of the EPO maintained certain claims in amended form in the two patents. On January 26, 2022, we filed notice to appeal the Opposition Division’s decision for ’531 EP Patent. On July 8, 2022, FibroGen filed notice to appeal the Opposition Division’s decision for the ’301 EP Patent, which it withdrew on August 17, 2022. These two patents expired in December 2022, and we do not expect the Opposition Division’s decision on the two patents to have any effect on our commercialization of vadadustat in Europe.

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

A trial was conducted in March 2020. On April 20, 2020, the Patents Court of the UK issued a judgment in favor of Akebia, which invalidated all the claims at issue in each of the ’823 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), the ’155 EP Patent (UK) and the ’301 EP Patent (UK). The ’531 EP Patent (UK) was amended to a single claim to recite one specific compound; this claim was held to be valid but not infringed by vadadustat. On June 11, 2020, FibroGen and Astellas appealed the Patents Court’s judgment on the invalidity of the ’823 EP Patent (UK), the ’301 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), and the ’155 EP Patent (UK) in the Court of Appeal (Civil Division). On June 8, 2021 - June 10, 2021, the United Kingdom Court of Appeal held a three-day hearing for the appeal. On August 24, 2021, the Court of Appeal issued a judgment, which reversed the Patents Court’s judgment on the invalidity of the ’823 EP Patent (UK) and maintained certain claims of the ’823 EP Patent (UK) and the ’301 EP Patent (UK) in amended form, and which affirmed the Patents Court’s judgment on the invalidity of the ’333 EP Patent (UK), the ’155 EP Patent (UK), and the ’153 EP Patent (UK). Akebia sought permission to appeal to the UK Supreme Court, which was granted on October 3, 2022. Hearing for the appeal is scheduled for March 5-7, 2024. We do not expect the UK Court of Appeal’s judgment to have any effect on our commercialization of vadadustat in the UK because the patents expired in December 2022.

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

On September 13, 2021, the parties in the Loper Action and Panicho Action entered into a joint stipulation and proposed order, which provided for the consolidation of the two actions under the caption In re Akebia Therapeutics, Inc. Securities Litigation, or the Consolidated State Action. On October 27, 2021, plaintiffs filed a consolidated complaint in the Consolidated State Action. On January 10, 2022, defendants moved to dismiss the consolidated complaint in its entirety. Briefing on defendants’ motion to dismiss was completed on April 22, 2022. Oral argument was held on October 7, 2022, and the Court dismissed the complaint without prejudice on October 17, 2022, giving plaintiffs thirty days to amend their complaint. On November 16, 2022, plaintiffs filed an amended consolidated complaint, asserting the same claims and seeking the same relief as the consolidated complaint. On January 18, 2023, defendants moved to dismiss the amended consolidated complaint in its entirety, and the plaintiffs filed their opposition on March 6, 2023. Briefing on defendants’ motion to dismiss is scheduled to be completed by April 5, 2023.

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
Our common stock is traded on The Nasdaq Capital Market under the symbol “AKBA”.
Holders
At February 17, 2023, there were approximately 28 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Set forth below is a graph* comparing the total cumulative returns of Akebia Therapeutics, Inc., the Nasdaq** Composite Index and the Nasdaq Biotechnology Index. The graph assumes $100 was invested on December 31, 2017 in our common stock and each of the indices and that all dividends, if any, are reinvested. The performance shown represents past performance and should not be considered an indication of future performance.

     *Prepared by Zack's Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2023
**Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

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
Business Overview
We are a fully integrated biopharmaceutical company committed to addressing patients’ unmet needs. Since our initial public offering in 2014, we have built a business focused on developing and commercializing innovative therapeutics that we believe serves as a foundation for future growth. Our purpose is to better the life of each person impacted by kidney disease, and we have established ourselves as a leader in the kidney community. We believe our demonstrated ability to deliver value broadly to the kidney community has enabled us to build a sustainable company. While our current focus centers on people living with kidney disease, we believe our continued commitment to our products and pipeline assets, focusing on all patients who can realize a meaningful benefit from our medicines, will result in delivering value for shareholders.

Our current portfolio includes:

•Auryxia® (ferric citrate), a medicine approved and marketed in the United States for two indications: (1) the control of serum phosphorus levels in adult patients with dialysis dependent chronic kidney disease, or DD-CKD, or the

Hyperphosphatemia Indication, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with non-dialysis-dependent chronic kidney disease, or NDD-CKD. The product is also available in Japan and Taiwan.
•Vafseo™ (vadadustat), an oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor, is approved in Japan for the treatment of anemia due to chronic kidney disease, or CKD, in adult patients. Vadadustat is under regulatory review for the treatment of anemia due to CKD in Europe, where it has received a positive opinion from the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, in adult patients on dialysis. Vadadustat is also under regulatory review for the treatment of anemia due to CKD in Australia, Korea, Taiwan and other countries. We continue to pursue a path to potentially gain approval for vadadustat in the U.S. Further, we have several lifecycle management and indication expansion opportunities currently under evaluation or in development for vadadustat.
•HIF-PH inhibitors in preclinical development. The discovery of hypoxia-inducible factor, or HIF, laid the foundation to explore the central role of oxygen sensing in many diseases. As we have seen through the development of vadadustat as a treatment for anemia due to CKD, when stabilized, HIF triggers wide-ranging adaptive, protective responses during hypoxic or ischemic conditions. Our clinical team and research scientists are eager to further develop HIF-PH inhibitors for various indications including acute kidney injury, or AKI, and retinopathy of prematurity, or ROP.

We continue to explore additional commercial and development opportunities to expand our pipeline and portfolio of novel therapeutics through both internal research and external innovation to leverage our fully integrated team.

Auryxia

Today we market Auryxia in the United States with our well-established, nephrology-focused commercial organization. Auryxia is a non-calcium, non-chewable, orally administered tablet that was approved for marketing by the U.S. Food and Drug Administration, or FDA, in September 2014 as a phosphate binder for the Hyperphosphatemia Indication and was commercially launched in the United States shortly thereafter. In November 2017, Auryxia received marketing approval from the FDA for a second indication, the treatment of iron deficiency anemia, and was commercially launched for this indication in the United States shortly thereafter. Our Japanese sublicensee, Japan Tobacco, Inc., or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize ferric citrate hydrate as Riona® in Japan. Averoa SAS, or Averoa, has an exclusive license to develop and commercialize ferric citrate in the European Economic Area, or EEA, Turkey, Switzerland and the United Kingdom.

In 2022, Auryxia product revenue increased approximately 24.5% over 2021 due to the company’s focus on implementing a new contracting strategy in late 2021. Since 2018, Auryxia product revenue has grown at a compounded annual growth rate of approximately 17% due to market share gains and improved net price per pill, despite a 13% decline in total prescriptions for phosphate binders in the United States since 2018.
Vadadustat
We are seeking regulatory approval in the European Union and the United States for vadadustat as an oral treatment of anemia in adult DD-CKD patients. We and Mitsubishi Tanabe Pharma Corporation, or MTPC, are also seeking regulatory approval for vadadustat as a treatment for anemia in adult DD-CKD and NDD-CKD patients in the United Kingdom, Switzerland and Australia, and Korea and Taiwan, respectively.

Vadadustat is currently pending an European Commission, or EC, approval decision. On February 23, 2023, the CHMP of the EMA adopted a positive opinion recommending the EC approve Vafseo™ for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. We anticipate that the EC will issue a decision on the marketing authorization for Vafseo in May 2023, which would be applicable to all 27 European Union member states and Iceland, Norway and Liechtenstein. Following the termination of our U.S. and international collaboration agreements with Otsuka in June 2022, we regained full rights to vadadustat in Europe, Australia, China, Canada, Latin America, the Middle East and Russia. As we do not have a commercial presence in Europe, we are seeking a partner in Europe and will support the partner’s launch of vadadustat, if approved. We are seeking to identify and secure a partner that can effectively facilitate treatment of as many people as would benefit from vadadustat, if approved, thus maximizing the value of the asset.

We submitted a New Drug Application, or NDA, to the FDA for vadadustat in March of 2021. On March 29, 2022, the FDA issued a complete response letter, or CRL, to our NDA for vadadustat. The FDA concluded that the data in the NDA do not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. The FDA expressed safety concerns noting failure to meet non-inferiority in MACE in the non-dialysis patient population, the increased risk of thromboembolic events, driven by vascular access thrombosis in dialysis patients, and the risk of drug-induced liver injury. We believe there are compelling data supporting a positive benefit-risk profile for the use of vadadustat broadly in patients with CKD, including non-dialysis patients though we have always remained cautious about receiving a broad label for vadadustat that would extend to non-dialysis patients with anemia due to CKD. As such, we began the process to dispute the FDA ruling, and in October 2022, we submitted a Formal Dispute Resolution Request, or FDRR, with the FDA regarding the CRL, specifically related to DD-CKD adult patients. The appeal focused on the favorable balance of the benefits and risks of vadadustat for the treatment of adult DD-CKD patients in light of safety concerns expressed by the FDA in the CRL related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. In February 2023, we received a second interim response from the FDA to our FDRR, which is still under consideration by the FDA at the time of this filing.

Following the termination of our collaboration agreement with Otsuka Pharmaceutical Co. Ltd., or Otsuka, we own full rights to vadadustat in the U.S., subject to our licensing agreement with Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor. If we obtain FDA approval of vadadustat for DD-CKD adult patients, we plan to commercialize vadadustat in the United States with CSL Vifor.

Leveraging our learnings from the research and development of vadadustat, and a breadth of scientific expertise on the HIF pathway, we believe there is potential to leverage HIFs to treat other hypoxic conditions and to explore the use of HIFs in acute settings. We believe this potential applies to vadadustat as well as other preclinical assets we are internally developing.

Regarding broader uses of vadadustat, in July 2020 we partially funded an investigator-sponsored clinical study conducted by The University of Texas Health Science Center at Houston, or UTHealth, in Houston, Texas, evaluating the use of vadadustat as a potential therapy to prevent and treat acute respiratory distress syndrome, or ARDS, in adult patients who have been hospitalized due to COVID-19 and hypoxemia (O2 saturation ≤94%). The study was a phase 2, randomized, double-blind, placebo-controlled trial that measured the proportion of patients who had scores of 6, 7, or 8 on the National Institute of Allergy and Infectious Disease Ordinal Scale, or NIAID-OS, at Day 7 and Day 14, with Day 14 being the primary endpoint. While the study missed the primary endpoint, the data, detailed in the Clinical Development Program section, were encouraging. For reference, subjects receiving vadadustat demonstrated 94% probability for conferring benefit on the NIAID-OS at Day 14, slightly below the primary superiority threshold of >95% probability. We believe vadadustat has the potential to prevent the worsening of ARDS more broadly since the mechanism underlying the benefits are not specific to COVID-19, and we will further explore vadadustat in an acute care setting.
Operating Overview
We have incurred net losses in each year since inception. Our net losses were $92.6 million, $282.8 million and $383.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Substantially all of our net losses resulted from costs incurred in connection with the continued commercialization of Auryxia and development efforts relating to vadadustat, including conducting clinical trials of, and seeking regulatory approval for, vadadustat, providing general and administrative support for these operations and protecting our intellectual property.
Our ability to achieve profitability depends in part on our ability to manage our expenses. Following receipt of the CRL, in April 2022 and May 2022, we implemented a reduction of our workforce by approximately 42% across all areas of our company including several members of management (47% inclusive of the closing of the majority of open positions). These actions reflect our determination to refocus our strategic priorities around our commercial product, Auryxia®, and our development portfolio, and are steps in a cost savings plan to significantly reduce our expense profile. The workforce reduction included net charges totaling approximately $14.5 million, including costs for one-time termination benefits and contractual termination benefits for severance, healthcare, and related benefits of $11.3 million and non-cash stock-based compensation expense of $3.2 million. On November 7, 2022, we implemented a further reduction in workforce by approximately 14% consisting solely of individuals within the commercial organization as a result of our decision to shift to a strategic account management focused model for our commercial efforts. The workforce reduction included net charges totaling approximately $1.4 million, primarily related to one-time and contractual termination benefits including severance, non-cash stock-based compensation expense, healthcare and related benefits in the fourth quarter of 2022. During the year ended December 31, 2022, we recognized an aggregate of $15.9 million of restructuring charges in the consolidated statement of operations and comprehensive loss. See Note 5 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further details of the reductions in workforce.
We expect to continue to incur additional operating expenses, including additional research and development expenses to our pipeline, additional costs related to vadadustat, and research and development and selling, general and administrative expenses for ongoing development and commercialization of Auryxia, which could lead to operating losses for the foreseeable future. In addition to any additional costs not currently contemplated due to the events associated with or resulting from the workforce reductions noted above, our ability to achieve profitability and our financial position will depend, in part, on the rate of our future expenditures, on our product revenue from Auryxia, our collaboration revenue, our ability to successfully implement cost avoidance measures and reduce overhead costs and our ability to obtain additional funding. We expect to continue to incur significant expenses if and as we:
•continue our commercialization activities for Auryxia and vadadustat, if we are able to obtain marketing approval for vadadustat following receipt of the CRL from the FDA in March 2022, and any other product or product candidate, including those that may be in-licensed or acquired;
•address the issues identified in the CRL for vadadustat that we received from the FDA and pursue our appeal of the CRL for vadadustat with the FDA;
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
•continue to repay, and pay any associated pre-payment penalties, if applicable, the senior secured term loans in an aggregate principal amount of $67.0 million as of December 31, 2022, or the Term Loans, that were made available to us pursuant to the Loan Agreement;
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
From inception through December 31, 2022, we raised approximately $793.5 million of net proceeds from the sale of equity, including $519.8 million from various underwritten public offerings, $223.7 million from at-the-market offerings, or ATM offerings, pursuant to prior sales agreements with Cantor Fitzgerald & Co., and $70.0 million from the sale of 7,571,429 shares of common stock to CSL Vifor. As of December 31, 2022, through our collaboration agreement with MTPC and our prior collaboration agreements with Otsuka, we received approximately $837.1 million in cost-share funding, and are not entitled to receive any additional cost-share funding. On June 30, 2022, we entered into a Termination and Settlement Agreement, or the Termination Agreement, with Otsuka, pursuant to which we received a nonrefundable and non-creditable payment of $55.0 million in consideration for the covenants and agreements set forth in the Termination Agreement.
On November 11, 2019, we entered into a loan agreement, or the Loan Agreement, with funds managed by Pharmakon Advisors LP, or Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. On July 15, 2022, or the Effective Date, we entered into the Second Amendment and Waiver with BioPharma Credit PLC, or the Collateral Agent, BPCR Limited Partnership, as a Lender, and BioPharma Credit Investments V (Master) LP, as a Lender, or the Second Amendment and Waiver, which amends and waives certain provisions of the Loan Agreement as amended by the First Amendment and Waiver between the Collateral Agent, the Lenders and us, dated February 18, 2022. The Collateral Agent and the Lenders are collectively referred to as Pharmakon. Pursuant to the Second Amendment and Waiver, we made prepayments totaling $25.0 million together with a prepayment premium of $0.5 million plus all accrued and unpaid interest on such prepayments of principal to the Effective Date, and Pharmakon agreed to waive or modify certain covenants in the Loan Agreement. In addition, on February 25, 2021, we received an upfront payment of $44.8 million (net of certain transaction expenses) in connection with our sale to HealthCare Royalty Partners IV, L.P., or HCR, of the right to receive all royalties and sales milestones payable to us under our collaboration agreement with MTPC, or the MTPC Agreement, subject to certain caps and other terms and conditions described in Note 6 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Finally, on February 18, 2022, we entered into a Second Amended and Restated License Agreement, or the Vifor Second Amended Agreement, with CSL Vifor. Pursuant to the Vifor Second Amended Agreement, CSL Vifor made an upfront payment to us of $25.0 million in lieu of the previously disclosed milestone payment of $25.0 million that CSL Vifor was to pay to us following approval of vadadustat by the FDA. Also pursuant to the Vifor Second Amended Agreement, Vifor contributed $40 million to a working capital fund established to partially fund our costs of purchasing vadadustat from our contract manufacturers, or the Working Capital Fund, which amount of funding will fluctuate, and which funding we are required to repay to CSL Vifor over time.
Impacts of COVID-19 Pandemic
The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and continues to affect our patients, healthcare providers with whom we interact, customers, collaboration partners, CROs, contract manufacturing organizations, or CMOs, vendors, communities and business operations.

We believe our revenue growth was negatively impacted by the COVID-19 pandemic in 2021 and 2022 primarily as the CKD patient populations that we serve experienced both high hospitalization and mortality rates due to COVID-19, and the pandemic had an adverse impact on the phosphate binder market in which Auryxia competes. Labor shortages and costs have adversely impacted dialysis providers. These impacts have refocused clinical efforts in addressing bone and mineral disorders like hyperphosphatemia to more acute operational issues to ensure patients receive dialysis treatments and still some patients have been rescheduled or missed treatments due to labor shortages. We believe, this and potentially other factors, has led to the reduction in the phosphate binder market, which has not experienced growth since early 2020. While we are unable to quantify the impact of the COVID-19 pandemic on future revenues and revenue growth, the COVID-19 pandemic and the ongoing impacts from the COVID-19 pandemic continue to adversely and disproportionately impact CKD patients and the phosphate binder market; therefore, we expect the COVID-19 pandemic and the ongoing impacts from the pandemic to continue to have a negative impact on our revenue growth for the foreseeable future.

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

In addition, the direct and indirect impacts of the pandemic or the response efforts to the pandemic, including, among others, competition for labor and resources and increases in labor, sourcing, manufacturing and shipping costs, may cause disruptions to, closures of, or other impacts on our CMOs and other vendors in our supply chain on which we rely for the supply of our products and product candidates. For example, areas of China have recently continued to implement lockdowns for COVID-19, which could impact the global supply chain. At this time, our third party contract manufacturers continue to operate at or near normal levels. However, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our contract manufacturers' ability to manufacture and deliver Auryxia and vadadustat (if approved in the United States and EMA and which is currently marketed under the trade name VafseoTM by MTPC in Japan), which may result in increased costs and delays, or disruptions to the manufacturing and supply of our products and product candidates.

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
We expect our revenue to continue to be generated primarily from our commercial sales of Auryxia, our collaborations with MTPC and Japan Tobacco, Inc., and its subsidiary, Torii Pharmaceutical Co., Ltd., collectively JT and Torii, and any other collaborations into which we may enter. We will not recognize any future revenue pursuant to our former collaboration with Otsuka.
Cost of Goods Sold
Cost of goods sold includes direct costs to manufacture commercial drug substance and drug product for Auryxia, as well as indirect costs, including costs for packaging, shipping, insurance and quality assurance, idle capacity charges, write-offs for inventory that fails to meet specifications or is otherwise no longer suitable for commercial sale, changes in our excess purchase commitment liability, and royalties due to the licensor of Auryxia related to U.S. and Japan product sales recognized during the period. Cost of goods sold also includes costs to manufacture drug product provided to MTPC for commercial sale of Vafseo in Japan.
As a result of the Merger and the application of purchase accounting, costs of goods sold also includes both amortization expense and, if applicable, impairment charges associated with the fair value of the developed product rights for Auryxia as well as expense associated with the fair value inventory step-up. The fair value of the developed product rights for Auryxia is being amortized over its estimated useful life, which as of December 31, 2022 is estimated to be six years. The fair value inventory step-up as a result of the Merger was fully amortized as of the first quarter of 2021.
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
From inception through December 31, 2022, we have incurred $1.6 billion in research and development expenses. We expect to have significant research and development expenditures for the foreseeable future as we continue the development of Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired.
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
The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
	(in thousands)
Vadadustat external costs	$58,107	$48,506
External costs for other programs	21,228	25,907
Total external research and development expenses	79,335	74,413

Headcount, consulting, facilities and other	49,779	73,439
Total research and development expenses	$129,114	$147,852

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
Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	Year ended December 31,		Increase (Decrease)
	2022	2021
	(In Thousands)
Revenues:
Product revenue, net	$177,067	$142,216	$34,851
License, collaboration and other revenue	115,535	71,362	44,173
Total revenues	292,602	213,578	79,024
Cost of goods sold:
Product	48,754	117,352	(68,598)
Amortization of intangibles	36,042	36,042	—
Total cost of goods sold	84,796	153,394	(68,598)
Operating expenses:
Research and development	129,114	147,852	(18,738)
Selling, general and administrative	138,699	174,161	(35,462)
License expense	3,175	3,489	(314)
Restructuring	15,933	—	15,933
Total operating expenses	286,921	325,502	(38,581)
Operating loss	(79,115)	(265,318)	186,203
Other expense, net	(12,541)	(17,522)	4,981
Loss on extinguishment of debt	(906)	—	(906)
Net loss before income taxes	(92,562)	(282,840)	190,278
Benefit from income taxes	—	—	—
Net loss	$(92,562)	$(282,840)	$190,278

Product Revenue, Net. Net product revenue is derived from sales of our only commercial product in the United States, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $177.1 million for the year ended December 31, 2022, compared to net product revenue of $142.2 million for the year ended December 31, 2021. The increase was primarily due to pricing, improved payor mix, and a 2022 year-end inventory build by a customer that exceeded 2021, partially offset by a decline in volume during 2022.
License, Collaboration and Other Revenue. License, collaboration and other revenue was $115.5 million for the year ended December 31, 2022, compared to $71.4 million for the year ended December 31, 2021. On June 30, 2022, we and Otsuka entered into the Termination Agreement, which, among other things, terminated the cost sharing arrangement under the Otsuka collaboration agreement for the United States, or the Otsuka U.S. Agreement and the Otsuka collaboration agreement for certain territories outside of the United States, or the Otsuka International Agreement. During the year ended December 31, 2022, we recognized $55.0 million in collaboration revenue related to a payment received pursuant to the terms of the Termination Agreement with Otsuka, $15.5 million related to previously deferred revenue as of the date of termination and $9.6 million of non-cash consideration related to Otsuka's obligations to complete certain agreed upon clinical activities related to the Phase 3b clinical trial of vadadustat Otsuka is conducting, in accordance with the current study protocol, at its own cost and expense. We also recognized $19.1 million in collaboration revenue for the year ended December 31, 2022 from the Otsuka U.S. Agreement and the Otsuka International Agreement prior to the termination. We also recognized royalty revenue under the MTPC Agreement, and revenue under our supply agreement with MTPC, or the MTPC Supply Agreement, totaling $18.0 million. On December 16, 2022, we, MTPC, and Esteve Química, S.A., or Esteve, executed an Assignment of Supply Agreement, or the Assignment Agreement, pursuant to which the supply agreement between us and Esteve, or the Esteve Agreement, was assigned to MTPC. The Assignment Agreement transferred the rights and obligations of the Esteve Agreement to MTPC, including the obligations under certain purchase orders issued by us and accepted by Esteve. Therefore, we expect significantly less revenue in the future under the MTPC Supply Agreement. We recognized $65.5 million in collaboration revenue for the year ended December 31, 2021 from the Otsuka U.S. Agreement and the Otsuka International Agreement, royalty revenue earned under the MTPC Agreement, and revenue under our Supply Agreement with MTPC.
Cost of Goods Sold - Product. Cost of goods sold of $48.8 million for the year ended December 31, 2022 primarily consisted of costs associated with the manufacturing of Auryxia and supply of Vafseo to MTPC for commercial sale in Japan, $28.7 million in termination fees in connection with the BioVectra Termination Agreement in the fourth quarter of 2022, and $30.2 million primarily related to inventory reserves associated with drug substance that will not be forward processed into drug product. These costs were offset by a non-cash reduction of our excess purchase commitment liability of $67.6 million driven by the reduction in purchase commitments due to execution of the Termination Agreement with BioVectra. See Note 15 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further details of the BioVectra termination fees and decrease to the liability for excess purchase commitments.
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
Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia, which is being amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of intangibles during each of the years ended December 31, 2022 and 2021 was $36.0 million.
Research and Development Expenses. Research and development expenses were $129.1 million for the year ended December 31, 2022, compared to $147.9 million for the year ended December 31, 2021. The net decrease of $18.7 million was due to the following changes as compared to the year ended December 31, 2021:

(in millions)
Vadadustat external development expenses	$9.6
Headcount, consulting, facilities and other	(28.3)
Total net decrease	$(18.7)

The decrease in research and development expense was primarily due to decreased headcount related costs as a result of the April 2022 reduction in force, decreased consulting costs, and decreased outsourced contract services. Also during the year ended December 31, 2021, we made an upfront payment of $3.0 million to Cyclerion for an exclusive global license to develop and commercialize praliciguat, an investigational oral sGC stimulator, which was recorded to research and development expense which did not reoccur during the year ended December 31, 2022. Although we expect our research and development expenses to continue to decrease in the near term, we will continue to incur significant research and development expenses in future periods in support of ongoing or planned studies with respect to Auryxia and vadadustat and development of other product candidates.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $138.7 million for the year ended December 31, 2022, compared to $174.2 million for the year ended December 31, 2021. The decrease of $35.5 million was primarily due to decreased headcount related costs as a result of both the April 2022 and November 2022 reductions in force, decreased one-time legal costs, and lower marketing expenses following receipt of the CRL for vadadustat. We expect our selling, general and administrative expenses to continue to decrease as we reduce our expense profile.
License Expenses. License expense related to royalties due to Panion relating to sales of Riona in Japan were $3.2 million and $3.5 million for the years ended December 31, 2022 and 2021, respectively.
Restructuring. Restructuring expenses were $15.9 million for the year ended December 31, 2022 due to one-time termination benefits and contractual termination benefits for severance, healthcare, and non-cash stock-based compensation related to the April 2022 and November 2022 reductions in force. There were no restructuring expenses for the year ended December 31, 2021.
Other Expense, Net. Other expense, net, was $12.5 million for the year ended December 31, 2022, compared to $17.5 million for the year ended December 31, 2021. The decrease was primarily due to a decrease in interest expense as a result of principal prepayments totaling $25.0 million made on the Term Loans pursuant to the Second Amendment and Waiver in the year ended December 31, 2022, as well as an additional $8.0 million of quarterly principal payments made on the Term Loans pursuant to the Loan Agreement with Pharmakon, reducing our outstanding balance on the Term Loans. The decrease was also related to a decrease in the fair value of our derivative liability related to the Loan Agreement with Pharmakon during the year ended December 31, 2022.

Loss on Extinguishment of Debt. During the year ended December 31, 2022, we recorded a debt extinguishment loss of $0.9 million related to the principal prepayments made on the Term Loans pursuant to the Second Amendment and Waiver.

Comparison of the Years Ended December 31, 2021 and 2020
For discussion of our 2021 results and a comparison with 2020 results please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on March 1, 2022, or the 2021 Form 10-K.
Liquidity and Capital Resources
We have funded our operations principally through sales of our common stock, payments received from our collaboration partners, product sales, debt, a royalty transaction, and a refund liability to a customer. As of December 31, 2022, we had cash and cash equivalents of approximately $90.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. On April 7, 2022, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, as agent, for the offer and sale of common stock at current market prices in amounts to be determined from time to time. Also, on April 7, 2022, we filed a prospectus supplement relating to the Sales Agreement, pursuant to which we are able to offer and sell under the Sales Agreement up to $26.0 million of our common stock at current market prices from time to time. From the date of filing of the prospectus supplement through the date of the filing of this Annual Report on Form 10-K, we have not sold any shares of our common stock under this program. As of December 31, 2022, through our collaboration agreements with Otsuka and MTPC we received approximately $837.1 million in cost-share funding, and are not entitled to receive any additional cost-share funding.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year ended December 31,
	2022	2021	2020
	(In Thousands)
Net cash provided by (used in):
Operating activities	$(73,154)	$(252,965)	$(110,388)
Investing activities	(114)	39,941	(40,004)
Financing activities	14,598	133,731	231,720
Net (decrease) increase in cash, cash equivalents and restricted cash	$(58,670)	$(79,293)	$81,328

Operating Activities. Net cash used in operating activities during the year ended December 31, 2022 was $73.2 million as compared to $253.0 million for the year ended December 31, 2021. The decrease in cash used was primarily due to a lower net loss driven by increased revenue as well as decreased operating expenses. The decrease in cash used was also due to lower accounts receivable and decreased inventory purchases. This was partially offset by payments made related to the reductions in force as well as decreases in accounts payable and accrued expenses.

Net cash used in operating activities during the year ended December 31, 2021 of $253.0 million was largely driven by net payroll-related expenses, rebate payments and payments for inventory.
Investing Activities. Net cash used in investing activities during the year ended December 31, 2022 of $0.1 million was comprised of purchases of equipment.
Net cash provided by investing activities during the year ended December 31, 2021 of $39.9 million was comprised of proceeds from the maturities of available for sale securities of $40.0 million, partially offset by immaterial purchases of equipment.
Financing Activities. Net cash provided by financing activities for the year ended December 31, 2022 was $14.6 million and consisted of net proceeds from a refund liability to a customer of $40.0 million, net proceeds from the issuance of common stock of $7.1 million, and proceeds from the sale of stock under our employee stock purchase plan, partially offset by principal payments of debt of $33.0 million.

Net cash provided by financing activities for the year ended December 31, 2021 was $133.7 million and consisted of net proceeds from the sale of future royalties of $44.8 million, net proceeds from the public issuance of common stock in connection with our prior ATM sales agreement of $88.2 million, and proceeds from the exercise of stock options and from the sale of stock under our employee stock purchase plan.
A discussion of changes in our cash flow from the year ended December 31, 2020 to the year ended December 31, 2021 can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of the 2021 Form 10-K.
Operating Capital Requirements
We have one product, Auryxia, approved for commercial sale in the United States. While we expect to be able to generate positive cash flows from our existing operations, we have not generated, and may not generate, enough product revenue from the sale of Auryxia to realize net profits from product sales. We currently have exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that currently protect us from generic drug competition until March 2025. Following loss of exclusivity in the U.S., we may not be able realize enough product revenue from sales of Auryxia to realize net profits from product sales after March 2025. We have incurred losses and cumulative negative cash flows from operations in each year since our inception in February 2007, and as of December 31, 2022, we had an accumulated deficit of $1.6 billion. Our current operating plan anticipates continued increasing levels of cash flows from operations. We expect to continue to incur additional research and development expenses related to our pipeline, additional costs related to vadadustat, and research and development and selling, general and administrative expenses for our ongoing development and commercialization of Auryxia.

We expect our cash resources to fund our current operating plan for at least twelve months from the date of this filing. Our operating plan includes the effects of certain cost avoidance measures and the reduction of overhead costs that resulted from the amendment or termination of contractual arrangements with certain supply and collaboration partners and the reduction of operating expenses. During 2022, we implemented certain cost avoidance measures. For example, during the fourth quarter of 2022, we and BioVectra entered into a Termination Agreement, pursuant to which the parties agreed, among other things, to terminate, effective immediately, any and all existing agreements entered into between the parties in connection with the manufacture and supply, by BioVectra to us, of Auryxia drug substance, which eliminated future contractual commitments with this supply partner. We, MTPC, and Esteve also executed an Assignment Agreement, pursuant to which the Supply Agreement between us and Esteve was assigned to MTPC. The Assignment Agreement transferred our rights and obligations under the Supply Agreement to MTPC, specifically including the obligations under certain purchase orders issued by us and accepted by Esteve. In addition, in April, May and November of 2022, the Board of Directors approved reductions of our workforce by a combined total of approximately 56% consisting of individuals across our company. These actions reflect our determination to refocus our strategic priorities and drive revenue around our commercial product, Auryxia®, and our development portfolio, and are steps in a cost savings plan to significantly reduce our expense profile in line with being a single commercial product company (see Note 5 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K). We expect to finance future cash needs through product revenue, potential strategic transactions, public or private equity or debt transactions, expense management, or a combination of these approaches. We plan to reduce our need for future financing through product sales, expense management, and cost avoidance measures in line with being a single commercial product company.

We believe that the execution of further cost avoidance measures, future decisions by the FDA or foreign regulatory agencies related to the potential regulatory approval of vadadustat, and our ability to generate additional value from vadadustat, if approved, through partnerships or other strategic transactions could potentially further extend our cash runway for a period greater than twelve months. However, these future decisions and transactions are not contemplated in our operating plan and are outside of our control. Additionally, with Loss of Exclusivity, or LOE, in March of 2025, we believe the CMS decision to include phosphate binders in the dialysis bundle could potentially lead to higher sales of Auryxia after the LOE date than in other LOE scenarios, and plan to work with payors and providers to continue the use of Auryxia beyond LOE. Assuming we are successful in those endeavors, we will require additional funding to fund our strategic growth beyond Auryxia or to pursue later stage development and commercial activities for our product candidates and any additional product or product candidates, including those that may be in-licensed or acquired.

There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period of time anticipated by us, or that additional funding will be available on terms acceptable to us, or at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves numerous risks and uncertainties, and actual results could vary as a result of a number of factors, many of which are outside our control. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. If our operating performance deteriorates significantly from the levels achieved in 2022, it could have an effect on our liquidity and our ability to continue as a going concern in the future. Our future funding requirements, both near- and long-term, will depend on many factors including, but not limited to, those described under Part I, Item 1A. Risk Factors under the heading "Risks Related to our Financial Position, Need for Additional Capital and Growth Strategy."
Contractual Obligations and Commitments
Leases
We lease approximately 65,167 square feet of office and lab space in Cambridge, Massachusetts under a lease which was most recently amended in November 2020, collectively the Cambridge Lease. Under the Third Amendment to the Cambridge Lease, or the Third Amendment, executed in July 2016, total monthly lease payments under the initial base rent were approximately $242,000 and are subject to annual rent escalations. In addition to such annual rent escalations, base rent payments for a portion of said premises commenced on January 1, 2017 in the monthly amount of approximately $22,000. The Fourth Amendment to the Cambridge Lease, executed in May 2017, provided additional storage space to us and did not impact rent payments. In April 2018, we entered into a Fifth Amendment to the Cambridge Lease, or the Fifth Amendment, for an additional 19,805 square feet of office space on the 12th floor. Monthly lease payments for the existing 45,362 square feet of office and lab space, under the Third Amendment, remain unchanged. The new space leased by us was delivered in September 2018 and additional monthly lease payments of approximately $135,000 commenced in February 2019 and are subject to annual rent escalations, which commenced in September 2019. In November 2020, we entered into a Sixth Amendment to the Cambridge Lease, or the Sixth Amendment, to extend the term of the Cambridge Lease with respect to the lab space from November 30, 2021 to January 31, 2025. The Sixth Amendment includes two months of free rent starting in December 2020 and additional monthly lease payments of approximately $48,000 which commenced in December 2021, and is subject to annual rent escalations, which commenced in December 2022.

Additionally, as a result of the Merger, we have a lease for 27,300 square feet of office space in Boston, Massachusetts, or the Boston Lease. The total monthly lease payments under the Boston Lease are approximately $136,000 and are subject to annual rent escalations. On February 24, 2022, we entered into a First Amendment to Lease, or the First Lease Amendment, with CLPF One Marina Park Drive LLC (successor-in-interest to Fallon Cornerstone One MPD LLC), or the Landlord, amending the Boston Lease. Pursuant to the First Lease Amendment, we agreed to extend the term of the Boston Lease until July 31, 2031. The monthly lease payment pursuant to the First Amendment will be $200,122 commencing on August 1, 2023 and subject to annual rent escalation of approximately 2% commencing on August 1, 2024. The First Lease Amendment also includes a Landlord’s allowance for certain leasehold improvements to the Premises in an amount of up to $1,954,680, provided that such allowance must be used prior to August 1, 2024.
In September 2019, Keryx entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc., or Foundation. The sublease is subject and subordinate to the Boston Lease between Keryx and the landlord. The term of the sublease commenced on October 16, 2019, upon receipt of the required consent from the landlord for the sublease agreement, and expired on February 27, 2023. Keryx continues to be obligated for all payment terms pursuant to the Boston Lease, and we will guaranty Keryx’s obligations under the sublease.
Term Loans
On November 11, 2019, Akebia, with Keryx as guarantor, entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. BioPharma Credit PLC subsequently transferred its interest in the Term Loans, solely in its capacity as a lender, to its affiliate, BPCR Limited Partnership. The Collateral Agent and the lenders are collectively referred to as Pharmakon. The first tranche of $80.0 million, or Tranche A, was drawn on November 25, 2019, or the Tranche A Funding Date, and the second tranche of $20.0 million, or Tranche B, was drawn on December 10, 2020, or the Tranche B Funding Date. During the twelve months ended December 31, 2022, we made our first quarterly principal payment under the Term Loans of $8.0 million. In addition, on July 15, 2022, pursuant to the Loan Agreement, as amended, we made prepayments totaling $25.0 million together with a prepayment premium of $0.5 million plus all accrued and unpaid interest on such prepayments of principal to the Effective Date, and Pharmakon agreed to waive or modify certain covenants in the Loan Agreement. A more detailed description of the Term Loans can be found in Note 11 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Liability Related to Sale of Future Royalties
On February 25, 2021, we entered into a royalty interest acquisition agreement, or the Royalty Agreement, with HCR, pursuant to which we sold to HCR our right to receive royalties and sales milestones for vadadustat in the MTPC Territory, such payments collectively the Royalty Interest Payments, in each case, payable to us under the MTPC Agreement, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. After HCR receives Royalty Interest Payments equal to the Annual Cap in a given calendar year, we will receive 85% of the Royalty Interest Payments for the remainder of that year. After HCR receives Royalty Interest Payments equal to the Aggregate Cap, or we pay the Aggregate Cap to HCR (net of the Royalty Interest Payments already received by HCR), the Royalty Interest Payments will revert back to us, and HCR would have no further right to any Royalty Interest Payments. We received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement, and we are eligible to receive an additional $5.0 million in 2023 under the Royalty Agreement if specified annual sales milestones are achieved for vadadustat in the MTPC Territory, subject to the satisfaction of certain customary conditions. We retain the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. A more detailed description of the Royalty Agreement can be found in Note 6 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Refund Liability to Customer

On February 18, 2022, pursuant to the Vifor Second Amended Agreement, CSL Vifor contributed $40.0 million to the Working Capital Fund, established to partially fund our costs of purchasing vadadustat from our contract manufacturers, which amount of funding will fluctuate, and which funding we are required to repay to CSL Vifor over time. The $40.0 million initial contribution to the Working Capital Fund represented 50% of the amount of purchase orders that we had placed with our contract manufacturers for the supply of vadadustat for the United States, or the Territory, already delivered as of the effective date of the Vifor Second Amended Agreement, and to be delivered through the end of 2023.

We have recorded the Working Capital Fund as a refund liability under ASC 606, Revenue from Contracts with Customers. We accounted for the refund liability as a debt arrangement with zero coupon interest. We imputed interest on the refund liability to the customer at a rate of 15.0% per annum and recorded an initial discount on the refund liability to the customer and a related deferred gain as of the date the funds were received from CSL Vifor, which was March 18, 2022. The discount on the note payable is being amortized to interest expense using the effective interest method over the expected term of the refund liability. The deferred gain is being amortized to interest income on a straight-line basis over the expected term of the refund liability. A more detailed description of the Working Capital Fund can be found in Note 4 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Manufacturing Agreements
As a result of the Merger, our contractual obligations include Keryx’s commercial supply agreement with Siegfried Evionnaz SA, or Siegfried, and previously included a commercial supply agreement with BioVectra Inc., or BioVectra, to supply commercial drug substance for Auryxia.
On December 22, 2022, we entered into a Termination Agreement with BioVectra, pursuant to which we and BioVectra agreed, among other things, to terminate, effective immediately, any and all existing agreements entered into between us in connection with the manufacture and supply, by BioVectra to us, of Auryxia drug substance. Under the terms of the BioVectra Termination Agreement, we agreed to pay BioVectra a total of $32.5 million consisting of (i) an upfront payment of $17.5 million and (ii) six quarterly payments of $2.5 million commencing in April 2024. We made the initial payment of $17.5 million in December 2022. In addition, we and BioVectra have released one another from all existing and future claims and liabilities and agreed to return certain materials and documents. Furthermore, as it relates to all open purchase orders, BioVectra is relieved from any obligations to manufacture any product or perform services under any such open purchase orders, and we are relieved from any obligations to purchase any product under such open purchase orders. We are also relieved from any obligations to pay any outstanding purchase orders or invoices related to performance by BioVectra of services and all other obligations under our agreements with BioVectra.

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, as amended through December 31, 2022, or the Siegfried Agreement, we have agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The term of the Siegfried Agreement was to expire on December 31, 2022, but was automatically extended into 2023 as a result of Siegfried's updated production schedule for delivery of product originally scheduled for delivery in 2022. The Siegfried Agreement provides us and Siegfried with certain termination rights. As of December 31, 2022, we are required to purchase a minimum quantity of drug substance under the Siegfried Agreement for Auryxia annually at a total cost of approximately $8.4 million through the third quarter of 2023. As of the date of the filing of this Annual Report on Form 10-K, we have amended the Siegfried Agreement pursuant to which, we agreed to extend the term and purchase a minimum quantity of drug substance of Auryxia at a predetermined price as further described in Note 17 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

On April 9, 2019, we entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement included the terms and conditions under which Esteve would manufacture vadadustat drug substance for commercial use. On December 16, 2022, we, MTPC, and Esteve executed an assignment agreement, or the Assignment Agreement, pursuant to which the Esteve Agreement was assigned to MTPC. The Assignment Agreement transferred our rights and obligations under the Esteve Agreement to MTPC, including the obligations under certain purchase orders issued by us and accepted by Esteve. We will have no further obligation to take delivery of, or pay for, product delivered by Esteve under the Esteve Agreement or the transferred purchase orders.
On March 11, 2020, we entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement. The Patheon Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use. Pursuant to the Patheon Agreement, we provide Patheon a long-term forecast on an annual basis, as well as short-term forecasts on a quarterly basis, or the Patheon Forecast. The Patheon Forecast reflects our needs for commercial supply of vadadustat drug product produced by Patheon, represented as a quantity of drug product per calendar quarter. The parties have agreed to a volume-based pricing structure under the Patheon Agreement. The Patheon Agreement had an initial term beginning March 11, 2020 and ending June 30, 2023 and automatically renews for successive one-year terms unless either party gives the other party eighteen months' prior written notice. The current term of the Patheon Agreement ends June 30, 2025. Pursuant to the Patheon Agreement, we have agreed to purchase a certain percentage of the global demand for vadadustat drug product from Patheon. As of December 31, 2022, we had a minimum commitment with Patheon for $3.1 million through the third quarter of 2023.
On April 2, 2020, we entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, as amended on April 15, 2021, or the WuXi STA DS Agreement. The WuXi STA DS Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat drug substance for commercial use. Pursuant to the WuXi STA DS Agreement, we provide rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA DS Forecast. The WuXi STA DS Forecast reflects our needs for vadadustat drug substance produced by WuXi STA over a certain number of quarters. The parties have agreed to a volume-based pricing structure under the WuXi STA DS Agreement. The WuXi STA DS Agreement has an initial term of four years, beginning April 2, 2020 and ending April 2, 2024. Pursuant to the WuXi STA DS Agreement, we have agreed to purchase a certain percentage of the global demand for vadadustat drug substance from WuXi STA. As of December 31, 2022, we have committed to purchase $15.3 million of vadadustat drug substance from WuXi STA through the end of 2023.
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
Other Third Party Contracts

We contract with various organizations to conduct research and development activities with remaining contract costs to us of approximately $90.2 million as of December 31, 2022. The scope of the services under these research and development contracts can be modified and the contracts cancelled by us upon written notice, and therefore not included in the table of contractual obligations and commitments. In some instances, the contracts may be cancelled by the third party upon written notice.
Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, inventory, our excess purchase commitment liability, liabilities related to sale of future royalties, refund liabilities to customers, impairment of intangible assets, and income taxes. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.

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

For elements of our collaboration agreements that are accounted for pursuant to ASC 606, we must develop assumptions that require judgment to determine whether the individual promises should be accounted for as separate performance obligations or as a combined performance obligation, and to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in an out-license and collaboration arrangement, we recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. With regard to the Otsuka collaboration agreements, we recognized revenue related to amounts allocated to the identified performance obligation on a proportional performance basis as the underlying services are performed.

The preceding estimates and judgments materially affect our recognition of collaboration revenues. Changes in our estimates of forecasted development costs could impact proportional performance percentages and could have a material effect on collaboration revenue recorded in the period in which we determine that change occurs.
Refund Liability to Customer

We treat the refund liability to customer as a zero-coupon debt financing, which is recorded at net present value. We recorded an initial discount on the refund liability to the customer and a corresponding deferred gain to the refund liability to customer on the consolidated balance sheet as of the date the funds were received from CSL Vifor, which was March 18, 2022. The discount on the note payable is being amortized to interest expense using the effective interest method over the expected term of the refund liability. The deferred gain is being amortized to interest income on a straight-line basis over the expected term of the refund liability.

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
Intangible assets are initially recorded at fair value and stated net of accumulated amortization and impairments. We amortize our intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization for our intangible asset is recorded over its remaining estimated useful life, which as of December 31, 2022 is estimated to be six years.
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
Income Taxes
Income taxes are recorded in accordance with FASB Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. All deferred taxes as of December 31, 2022 and 2021 are classified as noncurrent within the income tax provision (see Note 13 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data).
Recent Accounting Pronouncements
For additional discussion of recent accounting pronouncements, please refer to New Accounting Pronouncements – Recently Adopted and New Accounting Pronouncements – Not Yet Adopted included within Note 2 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates. As of December 31, 2022 and 2021, we had cash and cash equivalents of $90.5 million and $149.8 million, respectively, consisting primarily of money market mutual funds consisting of certificates of deposit and corporate debt securities. Interest rate sensitivity is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.
In addition, we are exposed to market risk related to exchange rates. A substantial portion of our revenues for the year ended December 31, 2022 was received in U.S. dollars, including revenues we receive from royalty payments converted to U.S. dollars based on the net sales of Riona(R) and VafseoTM, in Japanese yen. Our exchange rate risk arises from such foreign currency net sales. As a result, we are exposed to movements in the exchange rates of the Japanese yen against the U.S. dollar.
For the royalty payments we received based on net sales of Riona and Vafseo in Japan during the year ended December 31, 2022, a 5.0% appreciation or depreciation of the Japanese yen against the U.S. dollar would have increased or decreased, respectively, our revenues in the year ended December 31, 2022 by approximately $0.4 million.
We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this foreign currency risk.

Item 8. Financial Statements and Supplementary Data
Akebia Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Akebia Therapeutics, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akebia Therapeutics, Inc. (the Company) as of December 31, 2022, and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2023, expressed an unqualified opinion thereon.
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

Revenue recognition - Payor Mix Impact on Measuring Variable Consideration, specifically payor rebates
Description of the Matter
As of December 31, 2022, the Company recorded accrued product revenue allowances of $29.0 million, which includes payor rebates. As discussed in Note 2 to the Company’s consolidated financial statements, the Company recognizes revenue from product sales at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. The Company contracts with various commercial payor organizations, primarily health insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products. The Company estimates the rebates for payors based upon (i) its contracts with the payors and (ii) information obtained from its customers and other third parties regarding the payor mix. The Company estimates these payor rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Auditing the measurement of the Company’s net product revenues was complex and judgmental due to the significant estimation required in determining the amount of consideration that will be collected net of estimates for payor rebates. In particular, the payor rebate is affected by assumptions in payor behavior such as changes in payor mix, payor collections and current customer contractual requirements.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process, including controls over the underlying assumptions and inputs used by management to estimate the payor rebates. Specifically, this included controls to assess the completeness and accuracy of the current and historical data used in calculating the estimate.

Our audit procedures to test the Company’s recognition of net product revenues and specifically the variable consideration component of payor rebates included, among others, assessing the methodology used to determine the estimate and testing the significant assumptions and the underlying data used by the Company in its analysis. This included testing the reasonableness of management’s estimates to other inputs into their calculations such as contract terms, product in the distribution channel, and actual invoices received. We assessed the historical accuracy of management’s estimates by comparing actual activity to previous estimates and performed analytical procedures to evaluate the completeness of the payor rebate reserves.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Boston, Massachusetts
March 10, 2023

AKEBIA THERAPEUTICS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$90,466	$149,800
Inventory	21,762	38,195
Accounts receivable, net	39,180	50,875
Prepaid expenses and other current assets	33,541	33,140
Total current assets	184,949	272,010
Property and equipment, net	5,214	6,754
Operating lease assets	29,158	33,852
Goodwill	55,053	55,053
Other intangible assets, net	72,084	108,127
Other assets	5,372	49,754
Total assets	$351,830	$525,550
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$18,021	$33,588
Accrued expenses and other current liabilities	70,997	104,456
Short-term deferred revenue	3,738	20,906
Current portion of long-term debt	32,000	97,543
Total current liabilities	124,756	256,493
Deferred revenue, net of current portion	43,296	21,474
Operating lease liabilities, net of current portion	28,961	33,703
Derivative liability	760	1,820
Long-term debt, net	34,078	—
Liability related to sale of future royalties, net	57,484	53,079
Refund liability to customer	40,992	—
Other non-current liabilities	12,161	82,525
Total liabilities	342,488	449,094
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized at December 31, 2022 and 2021; 0 shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock: $0.00001 par value; 350,000,000 shares authorized at December 31, 2022 and 2021, respectively; 184,135,714 and 177,000,963 shares issued and outstanding at December 31, 2022 and 2021, respectively	2	1
Additional paid-in capital	1,562,247	1,536,800
Accumulated other comprehensive gain	6	6
Accumulated deficit	(1,552,913)	(1,460,351)
Total stockholders' equity	9,342	76,456
Total liabilities and stockholders' equity	$351,830	$525,550

See accompanying notes to consolidated financial statements.

AKEBIA THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Product revenue, net	$177,067	$142,216	$128,901
License, collaboration and other revenue	115,535	71,362	166,406
Total revenues	292,602	213,578	295,307
Cost of goods sold:
Product	48,754	117,352	148,866
Amortization of intangibles	36,042	36,042	31,515
Impairment of intangible asset	—	—	115,527
Total cost of goods sold	84,796	153,394	295,908
Operating expenses:
Research and development	129,114	147,852	218,485
Selling, general and administrative	138,699	174,161	153,947
License expense	3,175	3,489	3,409
Restructuring	15,933	—	—
Total operating expenses	286,921	325,502	375,841
Operating loss	(79,115)	(265,318)	(376,442)
Other income (expense):
Interest income (expense)	(15,687)	(19,936)	(8,871)
Other income (expense)	3,146	2,414	1,856
Loss on extinguishment of debt	(906)	—	—
Net loss before income taxes	(92,562)	(282,840)	(383,457)
Benefit from income taxes	—	—	—
Net loss	$(92,562)	$(282,840)	$(383,457)
Net loss per share - basic and diluted	$(0.51)	$(1.70)	$(2.77)
Weighted-average number of common shares - basic and diluted	182,782,680	165,949,695	138,463,152
Comprehensive loss:
Net loss	$(92,562)	$(282,840)	$(383,457)
Other comprehensive (loss) gain - unrealized (loss) gain on securities	—	(7)	13
Total comprehensive loss	$(92,562)	$(282,847)	$(383,444)

See accompanying notes to consolidated financial statements.

Akebia Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Unrealized Gain/Loss	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	$0.00001 Par Value
Balance at December 31, 2019	121,674,568	$1	$1,188,810	$—	$(794,054)	$394,757
Issuance of common stock, net of issuance costs	24,133,348	—	209,519	—	—	209,519
Proceeds from sale of stock under employee stock purchase plan	235,658	—	1,100	—	—	1,100
Exercise of options	166,633	—	1,226	—	—	1,226
Share-based compensation expense	—	—	24,460	—	—	24,460
Restricted stock unit vesting	1,863,878	—	—	—	—	—
Unrealized gain	—	—	—	13	—	13
Net loss	—	—	—	—	(383,457)	(383,457)
Balance at December 31, 2020	148,074,085	$1	$1,425,115	$13	$(1,177,511)	$247,618
Issuance of common stock, net of issuance costs	26,352,343	—	88,204	—	—	88,204
Proceeds from sale of stock under employee stock purchase plan	307,193	—	746	—	—	746
Share-based compensation expense	—	—	22,735	—	—	22,735
Restricted stock unit vesting	2,267,342	—	—	—	—	—
Unrealized loss	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(282,840)	(282,840)
Balance at December 31, 2021	177,000,963	$1	$1,536,800	$6	$(1,460,351)	$76,456
Issuance of common stock, net of issuance costs	4,404,600	1	7,121	—	—	7,122
Proceeds from sale of stock under employee stock purchase plan	335,146	—	410	—	—	410
Share-based compensation expense	—	—	17,849	—	—	17,849
Restricted stock unit vesting	2,252,565	—	—	—	—	—
Exercise of options	142,440	—	67	—	—	67
Net loss	—	—	—	—	(92,562)	(92,562)
Balance at December 31, 2022	184,135,714	$2	$1,562,247	$6	$(1,552,913)	$9,342

See accompanying notes to consolidated financial statements.

Akebia Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(92,562)	$(282,840)	$(383,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,654	1,927	2,075
Amortization of intangibles	36,043	36,043	31,515
Intangible asset impairment charge	—	—	115,527
Non-cash interest expense related to sale of future royalties	6,182	9,117	—
Non-cash royalty revenue related to sale of future royalties	(1,777)	(821)	—
Amortization of premium/discount on investments	—	(15)	(47)
Non-cash collaboration revenue	(9,550)	—	—
Non-cash research and development expense	8,768	—	—
Non-cash interest expense	2,121	1,165	1,534
Non-cash operating lease expense	(2,417)	(1,842)	(2,037)
Non-cash loss on extinguishment of debt	406	—	—
Fair value step-up of inventory sold or written off	—	21,575	68,240
Write-down of inventory	30,242	15,618	20,072
Change in excess inventory purchase commitments	(67,618)	33,391	25,114
Stock-based compensation	17,849	22,735	24,460
Change in fair value of derivative liability	(1,060)	(600)	286
Changes in operating assets and liabilities:
Accounts receivable	11,695	(24,022)	12,011
Inventory	19,793	(25,847)	6,163
Prepaid expenses and other current assets	381	(18,658)	(8,119)
Operating lease assets	—	(13,888)	—
Other long-term assets	(5,623)	5,674	(2,779)
Accounts payable	1,501	(11,735)	3,678
Accrued expense	(38,227)	(24,680)	6,356
Operating lease liabilities	2,311	15,398	1,411
Deferred revenue	4,654	1,821	(32,391)
Other non-current liabilities	2,080	(12,481)	—
Net cash used in operating activities	(73,154)	(252,965)	(110,388)
Investing activities:
Purchase of property and equipment	(114)	(59)	(317)
Purchase of available for sale securities	—	—	(99,932)
Proceeds from the maturities of available for sale securities	—	40,000	60,245
Net cash provided by (used in) investing activities	(114)	39,941	(40,004)
Financing activities:
Proceeds from sale of future royalties, net	—	44,783	—
Proceeds from refund liabilities to customers	40,000	—	—
Proceeds from the issuance of common stock, net of issuance costs	7,121	88,202	209,419
Proceeds from the sale of stock under employee stock purchase plan	410	746	1,100
Proceeds from the exercise of stock options	67	—	1,226
Proceeds from the issuance of debt, net	—	—	19,975
Payments on debt	(33,000)	—	—
Net cash provided by financing activities	14,598	133,731	231,720
Increase (decrease) in cash, cash equivalents, and restricted cash	(58,670)	(79,293)	81,328
Cash, cash equivalents, and restricted cash at beginning of the period	151,839	231,132	149,804
Cash, cash equivalents, and restricted cash at end of the period	$93,169	$151,839	$231,132
Non-cash financing activities
Unpaid offering costs	$—	$2	$100
Cash paid for:
Interest	6,755	9,632	7,843
See accompanying notes to consolidated financial statements.

Akebia Therapeutics, Inc.
Notes to Consolidated Financial Statements
1. Nature of Organization and Operations
Akebia Therapeutics, Inc., referred to as Akebia or the Company, was incorporated in the State of Delaware in 2007. Akebia is a fully integrated biopharmaceutical company with the purpose of bettering the lives of people impacted by kidney disease. The Company has one commercial product, Auryxia® (ferric citrate), which is approved by the U.S. Food and Drug Administration, or FDA, and marketed for two indications in the United States: the control of serum phosphorus levels in adult patients with chronic kidney disease, or CKD, on dialysis, or DD-CKD, and the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or NDD-CKD. Ferric citrate is also approved and marketed in Japan as an oral treatment for IDA in adult patients for the improvement of hyperphosphatemia in such patients with DD-CKD and NDD-CKD under the trade name Riona (ferric citrate hydrate).

Vadadustat, the Company’s lead investigational product candidate, is an investigational oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor designed to mimic the physiologic effect of altitude on oxygen availability. On March 29, 2022, the Company received a complete response letter, or CRL, from the FDA. The CRL provided that the FDA had completed its review of the Company's new drug application, or NDA, for vadadustat for the treatment of anemia due to CKD in adult patients and had determined that it could not approve the NDA in its present form. In October 2022, the Company submitted a Formal Dispute Resolution Request, or FDRR, with the FDA. The FDRR focused on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult DD-CKD patients in light of safety concerns expressed by the FDA in the CRL for dialysis patients related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. In February 2023, we received a second interim response from the FDA to our FDRR. On May 12, 2022, the Company received notice from its former collaboration partner, Otsuka Pharmaceutical Co. Ltd., or Otsuka, that Otsuka had elected to terminate the Collaboration and License Agreement dated December 18, 2016, or the Otsuka U.S. Agreement, and the Collaboration and License Agreement dated April 25, 2017, or the Otsuka International Agreement. On June 30, 2022, the Company and Otsuka entered into a Termination and Settlement Agreement, or the Termination Agreement, pursuant to which, among other things, the Company and Otsuka agreed to terminate the Otsuka U.S. Agreement and the Otsuka International Agreement as of June 30, 2022 (see Note 4 for further details). In October 2021, Otsuka submitted a Marketing Authorization Application, or MAA, for vadadustat for the treatment of anemia due to CKD in adult patients with DD-CKD and NDD-CKD to the European Medicines Agency, or EMA. In connection with the Termination Agreement, Otsuka transferred the MAA for vadadustat with the EMA to the Company. Vadadustat is approved in Japan as a treatment for anemia due to CKD in both DD-CKD and NDD-CKD patients under the trade name VafseoTM, and marketed and sold in Japan by Mitsubishi Tanabe Pharma Corporation, or MTPC.

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

Going Concern

The Company’s management completed its going concern assessment in accordance with Accounting Standards Codification, or ASC, 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. Pursuant to the requirements of ASC 205-40, the Company’s management must evaluate whether there are conditions or events considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued.

The Company’s operating plan during 2022 included the planned completion of several operating changes that the Company implemented over the course of the year. These assumptions pertained to cost avoidance measures and the reduction of overhead costs that would result from the planned amendment of contractual arrangements with certain supply and collaboration partners, and the reduction of operating expenses, which were outside of the Company’s control. Over the course of 2022, and completing in the fourth quarter, the Company executed on certain of these cost avoidance measures and reduction of overhead costs from the amendment or termination of contractual arrangements with certain supply partners as well as the reduction of future operating expenses, which is consistent with the Company’s plan to fund operations with existing cash resources and cash from operations.

Examples of these reductions include the amendment, assignment and termination of certain supply agreements for both vadadustat and Auryxia. For example, on December 22, 2022, the Company and BioVectra Inc., or BioVectra, entered into a Termination Agreement, or the BioVectra Termination Agreement, pursuant to which the parties agreed, among other things, to terminate, effective immediately, any and all existing agreements entered into between the parties in connection with the manufacture and supply, by BioVectra to the Company, of Auryxia drug substance. Under the terms of the BioVectra Termination Agreement, the Company agreed to pay BioVectra a total of $32.5 million consisting of (i) an upfront payment of $17.5 million and (ii) six quarterly payments of $2.5 million commencing in April 2024, totaling $15.0 million. Pursuant to the BioVectra Termination Agreement, each of the Company and BioVectra have released one another from all existing and future claims and liabilities and the return of certain materials and documents. Furthermore, as it relates to all open purchase orders, BioVectra is relieved from any obligations to manufacture any product or perform services under any such open purchase orders, and the Company is relieved from any obligations to purchase any product under such open purchase orders. The Company is also relieved from any obligations to pay any outstanding invoices related to performance by BioVectra of services and all other obligations under the agreements.

Additionally, on December 16, 2022, the Company, Mitsubishi Tanabe Pharma Corporation, or MTPC, and Esteve Química, S.A., or Esteve, executed the Assignment Agreement, pursuant to which the Supply Agreement between the Company and Esteve was assigned to MTPC. The Assignment Agreement transferred the rights and obligations of the Supply Agreement to MTPC, specifically including the obligations under certain purchase orders issued by the Company and accepted by Esteve. As such, the transferred purchase orders will continue to have a binding effect on MTPC to take delivery of the product from Esteve in accordance with the terms of the Supply Agreement. The Company will have no further obligation to take delivery of or pay for product delivered by Esteve under the transferred purchase orders.

In relation to cost avoidance measures, in November 2022, the Board of Directors approved a reduction of the Company’s workforce by approximately 14% consisting solely of individuals within the commercial organization as a result of the Company’s decision to shift to a strategic account management focused model for its commercial efforts. This shift is due to multiple factors, including the maturity of Auryxia®, the continued impact of the COVID-19 pandemic on dialysis centers and the phosphate binder market and that, if the Company is successful in its appeal of the complete response letter for vadadustat with the U.S. Food and Drug Administration, the Company’s commercial focus for vadadustat will be limited to the dialysis patient population for the foreseeable future.

As of December 31, 2022, the Company had cash and cash equivalents of approximately $90.5 million. Based on its current operating plan, the Company believes that its cash resources will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the filing of the Company’s 2022 Annual Report on Form 10-K. If the Company’s operating performance deteriorates significantly from the levels achieved in 2022, it could have an effect on the Company’s liquidity and its ability to continue as a going concern in the future. The Company expects to finance future cash needs through product revenue, potential strategic transactions, public or private equity or debt transactions, operating expense management, or a combination of these approaches. Assuming the Company is successful in executing its operating plan, the Company will require additional funding to fund its strategic growth beyond Auryxia or to pursue later stage development and commercial activities for its product candidates and any additional product or product candidates, including those that may be in-licensed or acquired. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund our operating plan for the period anticipated by the Company, or that additional funding will be available on terms acceptable to the Company, or at all.
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
New Accounting Pronouncements – Recently Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.
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
Derivative Financial Instruments
The Company accounts for warrants and other derivative financial instruments as either equity or liabilities in accordance with ASC Topic 815, Derivatives and Hedging, or ASC 815, based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. The warrant, or the Warrant, to purchase shares of the Company's common stock issued by the Company in connection with the Janssen Pharmaceutica NV Research and License Agreement, or the Janssen Agreement, expired on February 9, 2022. The derivative liability recorded in connection with the Company’s Loan Agreement with Pharmakon is classified as a liability in the Company’s consolidated balance sheet (see Note 11).
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: prepaid and accrued research and development expense, operating lease assets and liabilities, derivative liabilities, refund liabilities to customers, other non-current liabilities, the excess purchase commitment liability, stock-based compensation expense, product and collaboration revenues including various rebates and reserves related to product sales, non-cash interest expense on the liability related to sale of future royalties, inventories, income taxes, intangible assets and goodwill.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available for sale securities with original maturities of three months or less at the time of purchase. Cash equivalents are reported at fair value. At December 31, 2022, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that sum to the total of the amounts reported in the consolidated statement of cash flows (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$90,466	$149,800	$228,698
Prepaid expenses and other current assets	—	—	395
Other assets	2,703	2,039	2,039
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$93,169	$151,839	$231,132
Accounts Receivable
The Company’s accounts receivable represent amounts due to the Company from product sales (see Note 3) and from its collaboration agreement with MTPC (see Note 4). Reimbursable costs that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. Accounts receivable arising from product sales primarily represent amounts due from wholesale distributors as well as certain specialty pharmacy providers, or collectively, Customers. The Company deducts trade allowances for prompt payment, among other discounts, from its accounts receivable based on its experience that the Company’s Customers will earn these discounts and fees.
The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed as well as historical payment patterns and existing economic factors. The Company believes that credit risks associated with its customers and collaboration partners are not significant. The Company did not have a material allowance for doubtful accounts as of December 31, 2022 and 2021.
Concentrations of Credit Risk and Off-Balance Sheet Risk
Cash, cash equivalents, and accounts receivable are the only financial instruments that potentially subject the Company to concentrations of credit risk. The Company maintains its cash and cash equivalents with high quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.
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
Gross revenues and accounts receivable from each of the Company’s Customers or collaboration partners who individually accounted for 10% or more of total gross revenues and/or 10% or more of total gross accounts receivable consisted of the following:

	Percent of Total Gross Revenues
	Years Ended December 31,
	2022	2021	2020
Fresenius Medical Care Rx	34%	33%	29%
Otsuka Pharmaceutical Co. Ltd.	20%	14%	29%
AmerisourceBergen Drug Corporation	15%	16%	12%
McKesson Corporation	—%	13%	11%
Cardinal Health, Inc.	—%	11%	—%

	Percent of Gross Accounts Receivable
	As of December 31,
	2022	2021
Fresenius Medical Care Rx	44%	16%
AmerisourceBergen Drug Corporation	16%	15%
Cardinal Health, Inc.	13%	10%
McKesson Corporation	10%	—%
Otsuka Pharmaceutical Co. Ltd.	—%	22%
MTPC	—%	20%
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
The following is the summary of property and equipment and related accumulated depreciation as of December 31, 2022 and 2021.

	Useful Life			December 31, 2022	December 31, 2021
				(in thousands)
Computer equipment and software	3			$1,010	$1,010
Furniture and fixtures	5	-	7	2,086	2,086
Equipment	7			2,750	2,750
Leasehold improvements	Shorter of the useful life or remaining lease term			8,687	8,573
				14,533	14,419
Less accumulated depreciation				(9,319)	(7,665)
Net property and equipment				$5,214	$6,754

Depreciation expense was approximately $1.7 million, $1.9 million and $2.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Liability Related to Sale of Future Royalties
The Company treats the liability related to sale of future royalties (see Note 6) as a debt financing, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability related to sale of future royalties and the debt amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. The Company will periodically assess the expected royalty payments. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. Non-cash royalty revenue is reflected as royalty revenue within license, collaboration and other revenue, and non-cash amortization of debt is reflected as interest expense in the consolidated statements of operations and comprehensive loss.
Refund Liability to Customer
The Company treats the refund liability to customer as a zero-coupon debt financing, which is recorded at net present value. The Company recorded an initial discount on the refund liability to the customer and a corresponding deferred gain to the refund liability to customer on the consolidated balance sheet as of the date the funds were received from CSL Vifor, which was March 18, 2022. The discount on the note payable is being amortized to interest expense using the effective interest method over the expected term of the refund liability. The deferred gain is being amortized to interest income on a straight-line basis over the expected term of the refund liability.
Restructuring
Restructuring charges principally consist of one-time termination benefits and contractual termination benefits for severance, healthcare, and related benefits as well as non-cash share-based compensation expense. The Company records restructuring charges based on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company accounts for on-going benefit arrangements, such as those documented by employment agreements, in accordance with Accounting Standards Codification 712, or ASC 712, Nonretirement Postemployment Benefits. Under ASC 712, liabilities for postemployment benefits are recorded at the time the obligations are probable of being incurred and can be reasonably estimated. The Company accounts for one-time employment benefit arrangements in accordance with ASC 420 Exit or Disposal Cost Obligations. When applicable, the Company records such costs into operating expense.
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

Revenue Recognition
The Company generates revenues primarily from sales of Auryxia, see Note 3, from its collaboration with MTPC and its prior collaboration agreements with Otsuka, see Note 4. The Company recognizes revenue in accordance with ASC 606, which applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps:
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
Trade Discounts and Allowances: The Company generally provides Customers with discounts that include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the consolidated statement of operations and comprehensive loss through December 31, 2022. The Company records a corresponding reduction to accounts receivable (if the trade discount and/or allowance will be credited to the Customer) or an increase to accrued expense (if the trade discount and/or allowance is payable to a Customer) on the consolidated balance sheets.

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
In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, the Company implements the five-step model noted above. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine whether the individual promises should be accounted for as separate performance obligations or as a combined performance obligation, and to determine the stand-alone selling price for each performance obligation identified in the contract. A deliverable represents a separate performance obligation if both of the following criteria are met: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. With regard to the MTPC and former Otsuka collaboration agreements, the Company recognizes revenue related to amounts allocated to the identified performance obligation on a proportional performance basis as the underlying services are performed.
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
Royalties
The Company will recognize sales-based royalties, including milestone payments based on the level of sales, at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company receives royalty payments from JT and Torii based on net sales of Riona and MTPC based on net sales of Vafseo in Japan.
Collaborative Arrangements
The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. The Company considers the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between the Company and its collaborative partners and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. Therefore, the Company recognized its allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the former Otsuka U.S. Agreement, as defined below in Note 4, as a component of the related expense in the period incurred. To the extent product revenue is generated from the collaboration, the Company recognizes its share of the net sales on a gross basis if the Company is deemed to be the principal in the transactions with customers, or on a net basis if the Company is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.
Intangible Assets
The Company maintains a definite-lived intangible asset related to developed product rights for Auryxia. Intangible assets are initially recorded at fair value and stated net of accumulated amortization and impairments. The Company amortizes its intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization for the Company’s intangible asset is recorded over its remaining estimated useful life, which as of December 31, 2022 is estimated to be six years.
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
Items measured at fair value on a recurring basis include derivative liabilities (see Note 7). The carrying amounts of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term maturities.
Items measured at fair value on a nonrecurring basis include property and equipment, intangible assets and goodwill. The Company remeasures the fair value of these assets upon the occurrence of certain events. There were no impairments to assets measured using Level 3 inputs during the years ended December 31, 2022 and 2021.
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
Advertising Expenses
The costs of advertising are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2022, 2021 and 2020, advertising expenses totaled $6.7 million, $8.2 million and $5.0 million, respectively, all related to Auryxia.
Income Taxes
Income taxes are recorded in accordance with FASB Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. All deferred taxes as of December 31, 2022 and 2021 are classified as noncurrent within the income tax provision (see Note 13).
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2022 and 2021, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Stock-Based Compensation
The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees and non-employees, including grants of stock options, restricted stock, restricted stock units, or RSUs, performance-based restricted stock units, or PSUs, and modifications to existing stock awards, to be recognized in the statements of operations and comprehensive loss based on their fair values. The Company’s stock-based awards are comprised of stock options, RSUs and PSUs. The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Company uses the market price at the time of grant to determine the fair value of restricted stock awards and performance-based restricted stock awards.
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
3. Product Revenue, Net

To date, the Company’s only source of product revenue has been from the U.S. sales of Auryxia. Total net product revenue was $177.1 million, $142.2 million, and $128.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. The following table summarizes activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2020, 2021, and 2022 (in thousands):

	Chargebacks and Discounts	Rebates, Fees and other Deductions	Returns	Total
Balance at December 31, 2019	$738	$30,552	$253	$31,543
Provisions related to sales in current year	10,559	149,472	7,238	167,269
Adjustments related to prior year sales	—	377	—	$377
Credits/payments made	(10,495)	(140,489)	(6,842)	$(157,826)
Balance at December 31, 2020	802	39,912	649	41,363
Current provisions related to sales in current year	11,759	133,297	5,852	150,908
Adjustments related to prior year sales	(1)	(1,790)	—	(1,791)
Credits/payments made	(11,282)	(144,794)	(6,026)	(162,102)
Balance at December 31, 2021	$1,278	$26,625	$475	$28,378
Current provisions related to sales in current year	11,398	89,686	5,131	106,215
Adjustments related to prior year sales	(9)	401	—	392
Credits/payments made	(11,191)	(87,722)	(4,719)	(103,632)
Balance at December 31, 2022	$1,476	$28,990	$887	$31,353

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

Accounts receivable, net related to product sales was approximately $36.2 million and $24.6 million as of December 31, 2022 and 2021, respectively.
4. License, Collaboration and Other Significant Agreements
During the years ended December 31, 2022, 2021 and 2020, the Company recognized the following revenues from its license, collaboration and other significant agreements and had the following deferred revenue balances as of December 31, 2022:

	For the Year Ended December 31,
	2022	2021	2020
License, Collaboration and Other Revenue:	(in thousands)
MTPC Agreement	$17,968	$12,438	$15,405
Otsuka U.S. Agreement	86,773	36,588	93,446
Otsuka International Agreement	5,503	16,449	45,451
Total Proportional Performance Revenue	$110,244	$65,475	$154,302
JT and Torii	5,291	5,814	5,681
MTPC Other Revenue	—	73	6,423
Total License, Collaboration and Other Revenue	$115,535	$71,362	$166,406

	December 31, 2022
	Short-Term	Long-Term	Total
Deferred Revenue:	(in thousands)
MTPC	$3,738	$—	$3,738
Vifor Agreement	—	43,296	43,296
Total	$3,738	$43,296	$47,034

The following table presents changes in the Company’s contract assets and liabilities during the years ended December 31, 2022 and 2021 (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Twelve Months Ended December 31, 2022
Contract assets:
Accounts receivable (1)	$19,094	$94,515	$(111,708)	$1,901
Prepaid expenses and other current assets	$4,309	$9,550	$(13,078)	$781
Contract liabilities:
Deferred revenue	$42,380	$70,044	$(65,390)	$47,034
Accounts payable	$3,171	$—	$(3,171)	$—
Twelve Months Ended December 31, 2021
Contract assets:
Accounts receivable (1)	$3,045	$64,676	$(48,627)	$19,094
Prepaid expenses and other current assets	$1,722	$2,592	$(5)	$4,309
Contract liabilities:
Deferred revenue	$40,559	$83,491	$(81,670)	$42,380
Accounts payable	$7,227	$3,171	$(7,227)	$3,171
Accrued expenses and other current liabilities	$10,000	$—	$(10,000)	$—

(1)Excludes accounts receivable from other services related to clinical and regulatory activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement as of December 31, 2022 and 2021. Also excludes accounts receivable related to amounts due to the Company from product sales which are included in the accompanying consolidated balance sheets as of December 31, 2022 and 2021.
During the years ended December 31, 2022, 2021 and 2020, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	For the Year Ended December 31,
Revenue Recognized in the Period from:	2022	2021	2020
Amounts included in deferred revenue at the beginning of the period	$29,574	$23,364	$36,032
Performance obligations satisfied in previous periods	$—	$81	$25,964

Mitsubishi Tanabe Pharma Corporation Collaboration Agreement
Summary of Agreement
On December 11, 2015, the Company and MTPC entered into a collaboration agreement, or the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to vadadustat in Japan and certain other Asian countries, collectively, the MTPC Territory, which was amended effective as of December 2, 2022. In addition, the Company supplies vadadustat to MTPC for both clinical and commercial use in the MTPC Territory.
The Company and MTPC agreed that, instead of including Japanese patients in the Company’s global Phase 3 program for vadadustat, MTPC would be the sponsor of a Phase 3 program for vadadustat in Japan. MTPC was responsible for the costs of the Phase 3 program in Japan and other studies required in Japan, and made no funding payments for the global Phase 3 program for vadadustat. In June 2020, vadadustat was approved in Japan for the treatment of anemia due to CKD, which triggered a $15.0 million regulatory milestone payment to the Company that was received in the third quarter of 2020. In August 2020, MTPC launched vadadustat commercially in Japan under the trade name VafseoTM as a treatment of anemia due to CKD for adult patients on dialysis and not on dialysis. MTPC filed a new drug application for vadadustat for the treatment of anemia due to CKD in adult patients in Taiwan in January 2022 and in Korea in March 2022.
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
In February 2021, the Company entered into a royalty interest acquisition agreement with HealthCare Royalty Partners IV, L.P., or the Royalty Agreement, whereby the Company sold its right to receive royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 6).
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
As of December 31, 2022, the transaction price was comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received, comprised of $10.0 million relating to the JNDA filing and $15.0 million relating to regulatory approval of vadadustat in Japan, and (vi) $3.0 million in royalties from net sales of Vafseo. As of December 31, 2022, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. Accordingly, the Company recognized the $15.0 million regulatory milestone relating to regulatory approval of vadadustat in Japan as revenue during the year ended December 31, 2020 and the $10.0 million regulatory milestone for the filing of the JNDA as revenue during the year ended December 31, 2019, as the regulatory milestones were both deemed probable of being achieved and the required performance obligations had been satisfied as of December 31, 2020 and 2019, respectively. The Company recognized $1.8 million, $0.8 million, and $0.4 million of revenue for royalties from the net sales of Vafseo during the years ended December 31, 2022, 2021, and 2020, respectively. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the MTPC Agreement, subject to certain caps and other conditions (see Note 6). The revenue is classified as collaboration revenue in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2022, there is $0.6 million in accounts receivable, no deferred revenue, and no contract assets. There were no asset or liability balances related to the MTPC Agreement classified as long-term in the consolidated balance sheet as of December 31, 2022.
Supply of Drug Product to MTPC
In March 2020, in connection with the MTPC Agreement, the Company and MTPC executed an amendment to the MTPC Agreement pursuant to which the Company agreed to supply MTPC with certain vadadustat process validation drug product for commercial use, and MTPC agreed to reimburse the Company for certain manufacturing-related expenses. In connection with this arrangement, the Company invoiced the upfront payment of $10.4 million, which it received during the three months ended June 30, 2020. The Company does not recognize revenue under this arrangement until risk of loss on the drug product passes to MTPC and delivery has occurred and MTPC has accepted the product. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $0 million, $0 million, and $6.2 million, respectively, in revenue for drug product that was delivered during the applicable period. As of December 31, 2022, the Company recorded no accounts receivable, no deferred revenue, no other current liabilities and no other non-current liabilities for drug product that is subject to return by MTPC.
On July 15, 2020, the Company and its collaboration partner MTPC entered into a supply agreement, or the MTPC Supply Agreement, which was amended effective as of December 5, 2022. The MTPC Supply Agreement includes the terms and conditions under which the Company supplies vadadustat drug product to MTPC for commercial use in Japan and certain other Asian countries, as contemplated by the MTPC Agreement.
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
On December 16, 2022, the Company, MTPC, and Esteve Química, S.A., or Esteve, executed an Assignment of Supply Agreement, or the Assignment Agreement, pursuant to which the Supply Agreement between the Company and Esteve (see Note 15), or the Esteve Agreement, was assigned to MTPC. The Assignment Agreement transferred the rights and obligations of the Esteve Agreement to MTPC, including the obligations under certain purchase orders issued by the Company and accepted by Esteve. As such, the transferred purchase orders will continue to have a binding effect on MTPC to take delivery of the product from Esteve in accordance with the terms of the Esteve Agreement. The Company will have no further obligation to take delivery of or pay for product delivered by Esteve under the transferred purchase orders.
During the years ended December 31, 2022, 2021, and 2020, the Company recognized $16.2 million, $11.6 million, and 0 million, respectively, of revenue under the MTPC Supply Agreement. As of December 31, 2022, the Company recorded $2.1 million in accounts receivable and $3.7 million in deferred revenues.
U.S. Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.
Summary of Agreement
On December 18, 2016, the Company entered into a collaboration and license agreement with Otsuka, or the Otsuka U.S. Agreement. The collaboration was focused on the development and commercialization of vadadustat in the United States. Under the terms of the Otsuka U.S. Agreement, the Company was responsible for leading the development of vadadustat, for which it submitted an NDA to the FDA in March 2021, and for which it received the CRL in March 2022. On May 12, 2022, the Company received notice from Otsuka that Otsuka had elected to terminate the Otsuka U.S. Agreement and the Otsuka International Agreement. On June 30, 2022, the Company and Otsuka entered into the Termination Agreement, pursuant to which, among other things, the Company and Otsuka agreed to terminate the Otsuka U.S. Agreement and the Otsuka International Agreement as of June 30, 2022.
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
Revenue Recognition
The Company evaluated the elements of the Otsuka U.S. Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, Otsuka, was a customer. The Company identified three performance obligations in connection with its obligations under the Otsuka U.S. Agreement as follows: (i) License and Development Services Combined (License Performance Obligation); (ii) Rights to Future Intellectual Property (Future IP Performance Obligation) and (iii) Joint Committee Services (Committee Performance Obligation). The Company allocated the transaction price to each performance obligation based on the Company’s best estimate of the relative standalone selling price. The Company developed a best estimate of standalone selling price for the Committee Performance Obligation after considering the nature of the services to be performed and estimates of the associated effort and rates applicable to such services that would be expected to be realized under similar contracts. The Company developed a best estimate of standalone selling price for the Future IP Performance Obligation primarily based on the likelihood that additional intellectual property covered by the license conveyed would be developed during the term of the arrangement. The Company did not develop a best estimate of standalone selling price for the License Performance Obligation due to the following: (i) the best estimates of standalone selling price associated with the Future IP Performance Obligation was determined to be immaterial and (ii) the period of performance and pattern of recognition for the License Performance Obligation and the Committee Performance Obligation was determined to be similar.
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
Pursuant to the Otsuka U.S. Agreement, the Company received: (i) the up-front payment of $125.0 million, (ii) the cost share payment with respect to amounts incurred by the Company through December 31, 2016 of $33.8 million, and (iii) the net cost share consideration received with respect to amounts incurred by the Company under the global development plan of approximately $319.2 million with respect to amounts incurred by the Company subsequent to December 31, 2016.

Pursuant to the Termination Agreement, in July 2022, the Company received a nonrefundable and non-creditable payment of $55.0 million in consideration for the covenants and agreements set forth in the Termination Agreement, including the settlement and release of all disputes and claims as provided therein. The Company determined that the Termination Agreement met the definition of a contract modification and was accounted for as a cumulative catch-up adjustment at the time of modification under ASC 606.
During the year ended December 31, 2022, the Company recognized $92.3 million of collaboration revenue from the Otsuka U.S. Agreement and the Otsuka International Agreement combined in its consolidated statement of operations and comprehensive loss. The collaboration revenue for the year ended December 31, 2022 is primarily comprised of the $55.0 million payment received pursuant to the Termination Agreement, $15.5 million related to previously deferred revenue as of the date of termination and $9.6 million of non-cash consideration related to Otsuka's obligations to complete certain agreed upon clinical activities related to the Phase 3b clinical trial of vadadustat Otsuka is conducting. During the years ended December 31, 2021 and 2020, the Company recognized collaboration revenue totaling approximately $36.6 million and $93.4 million, respectively, with respect to the Otsuka U.S. Agreement.
The Company determined that the medical affairs, commercialization and non-promotional activities elements of the Otsuka U.S. Agreement represented joint operating activities in which both parties were active participants and of which both parties were exposed to significant risks and rewards that were dependent on the success of the activities. Accordingly, the Company accounted for the joint medical affairs, commercialization and non-promotional activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the Company determined that in the context of the medical affairs, commercialization and non-promotional activities, Otsuka did not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, the activities conducted pursuant to the medical affairs, commercialization and non-promotional activities plans were accounted for as a component of the related expense in the period incurred. During the years ended December 31, 2022, 2021 and 2020, the Company incurred approximately $7.6 million, $17.5 million and $5.1 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement of which approximately $3.8 million, $8.6 million and $2.2 million were reimbursable by Otsuka and recorded as a reduction to research and development expense during each of the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, Otsuka incurred no costs related to the cost-sharing provisions of the Otsuka U.S. Agreement. During the years ended December 31, 2021 and 2020, Otsuka incurred $0.9 million and $2.1 million, respectively, of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement, of which approximately $0.4 million and $1.1 million were reimbursable by the Company and recorded as an increase to research and development expense during the years ended December 31, 2021 and 2020, respectively.
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
Revenue Recognition
The Company has accounted for the Otsuka International Agreement separately from the collaboration arrangement with Otsuka with respect to the U.S. due to the lack of interrelationship and interdependence of the elements and payment terms within each of the contracts as they related to the respective territories. Accordingly, the Company applied the guidance in ASC 606 solely in reference to the terms and conditions of the Otsuka International Agreement, while the Otsuka U.S. Agreement continued to be accounted for as a discrete agreement in its own right. The Company evaluated the Otsuka International Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, Otsuka, was a customer. The Company identified three performance obligations in connection with its obligations under the Otsuka International Agreement as follows: (i) License and Development Services Combined (License Performance Obligation); (ii) Rights to Future Intellectual Property (Future IP Performance Obligation) and (iii) Joint Committee Services (Committee Performance Obligation). The Company allocated the transaction price to each performance obligation based on the Company’s best estimate of the relative standalone selling price. The Company developed a best estimate of standalone selling price for the Committee Performance Obligation after considering the nature of the services to be performed and estimates of the associated effort and rates applicable to such services that would be expected to be realized under similar contracts. The Company developed a best estimate of standalone selling price for the Future IP Performance Obligation primarily based on the likelihood that additional intellectual property covered by the license conveyed will be developed during the term of the arrangement. The Company did not develop a best estimate of standalone selling price for the License Performance Obligation due to the following: (i) the best estimates of standalone selling price associated with the Future IP Performance Obligation was determined to be immaterial and (ii) the period of performance and pattern of recognition for the License Performance Obligation and the Committee Performance Obligation was determined to be similar.
The Company re-evaluated the transaction price in each reporting period and as uncertain events were resolved or other changes in circumstances occurred. Pursuant to the Otsuka International Agreement, the Company received: (i) the up-front payment of $73.0 million, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017 of $0.2 million, and (iii) the net cost share consideration received with respect to amounts incurred by the Company subsequent to March 31, 2017 of $216.7 million.
As discussed above, the Otsuka International Agreement was terminated on June 30, 2022 pursuant to the Termination Agreement. Refer to earlier in this Note 4 for further details of the recognition of this Termination Agreement in the Company's consolidated statement of operations and comprehensive loss.
During the years ended December 31, 2021 and 2020, the Company recognized revenue totaling approximately $16.4 million and $45.5 million, respectively, with respect to the Otsuka International Agreement. The revenue is classified as collaboration revenue in the accompanying consolidated statements of operations. As of December 31, 2021, there was approximately $0.9 million in contract liabilities (included in accounts payable) and $1.3 million in prepaid expenses and other current assets in the consolidated balance sheet.
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
Under the terms of the Janssen Agreement, the Company made an upfront payment of $1.0 million in cash to Janssen and issued a warrant to purchase 509,611 shares of the Company’s common stock, which expired on February 9, 2022. On August 1, 2022, the Company notified Janssen that it was exercising its right to terminate the Janssen Agreement in its entirety, and Janssen agreed to the termination which became effective on August 2, 2022.
Cyclerion Therapeutics License Agreement

Summary of Agreement

On June 4, 2021, the Company entered into a License Agreement, the Cyclerion Agreement, with Cyclerion Therapeutics Inc., or Cyclerion, pursuant to which Cyclerion granted the Company an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase stimulator.

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
CSL Vifor License Agreement
Summary of Agreement
On May 12, 2017, the Company entered into a License Agreement, or the Vifor Agreement, with Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor, pursuant to which the Company granted CSL Vifor an exclusive license to sell vadadustat solely to Fresenius Kidney Care Group LLC, an affiliate of Fresenius Medical Care North America, or FMCNA, in the United States. On April 8, 2019, the Company and CSL Vifor entered into an Amended and Restated License Agreement, or the Vifor First Amended Agreement, which amended and restated in full the Vifor Agreement. On February 18, 2022, the Company and CSL Vifor entered into a Second Amended and Restated License Agreement, or the Vifor Second Amended Agreement, which amends and restates the Vifor First Amended Agreement.
Pursuant to the Vifor Second Amended Agreement, the Company granted CSL Vifor an exclusive license to sell vadadustat to FMCNA and its affiliates, including Fresenius Kidney Care Group LLC, to certain third party dialysis organizations approved by the Company, to independent dialysis organizations that are members of certain group purchasing organizations, and to certain non-retail specialty pharmacies, or collectively, the Supply Group, in the United States, or the Territory. Pursuant to the Vifor Second Amended Agreement, CSL Vifor agreed that it would not sell or otherwise supply vadadustat until the FDA has granted regulatory approval for vadadustat for the treatment of anemia due to CKD in adult patients with DD-CKD in the Territory and until CSL Vifor has entered a supply agreement with the applicable member of the Supply Group.
Similar to the Vifor First Amended Agreement, the Vifor Second Amended Agreement is structured as a profit share arrangement between the Company and CSL Vifor in which the Company will receive approximately 66% of the profit, net of certain pre-specified costs. Under the Vifor Second Amended Agreement, in February 2022, CSL Vifor made an upfront payment to the Company of $25.0 million in lieu of the previously disclosed milestone payment of $25.0 million that CSL Vifor was to pay the Company following approval of vadadustat by the FDA, as established under the Vifor First Amended Agreement.
Unless earlier terminated, the Vifor Second Amended Agreement will expire upon the later of the expiration of all patents that claim or cover vadadustat or expiration of marketing or regulatory exclusivity for vadadustat in the Territory. CSL Vifor may terminate the Vifor Second Amended Agreement in its entirety upon 30 months' prior written notice after the first anniversary of the receipt of regulatory approval, if approved, from the FDA for vadadustat for dialysis-dependent CKD patients. The Company may terminate the Vifor Second Amended Agreement in its entirety for convenience, following the earlier of a certain period of time elapsing or following certain specified regulatory events, and upon six months’ prior written notice. If the Company so terminates for convenience, subject to specified exceptions, the Company will pay a termination fee to CSL Vifor. In addition, either party may, subject to a cure period, terminate the Vifor Second Amended Agreement in the event of the other party’s uncured material breach or bankruptcy.
Investment Agreement
In connection with the Vifor Agreement, in May 2017, the Company and CSL Vifor entered into an investment agreement, or the First Investment Agreement, pursuant to which the Company sold an aggregate of 3,571,429 shares of the Company’s common stock, or the 2017 Shares, to CSL Vifor at a price per share of $14.00 for a total of $50.0 million. The amount representing the premium over the closing stock price of $12.69 on the date of the transaction, totaling $4.7 million, was determined by the Company to represent consideration related to the Vifor Agreement.
CSL Vifor agreed to a lock-up restriction such that it agreed not to sell the 2017 Shares for a period of time following the effective date of the First Investment Agreement as well as a customary standstill agreement. The lock-up restriction in place as part of the First Investment Agreement has since expired. In addition, the First Investment Agreement contains voting agreements made by CSL Vifor with respect to the 2017 Shares. The 2017 Shares have not been registered pursuant to the

Securities Act of 1933, as amended, or the Securities Act, and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.
In connection with entering into the Vifor Second Amended Agreement, on February 18, 2022, the Company and CSL Vifor entered into an investment agreement, or the Second Investment Agreement, pursuant to which the Company sold an aggregate of 4,000,000 shares of its common stock, or the 2022 Shares, to CSL Vifor for a total of $20.0 million on February 22, 2022. The amount representing the premium over the grant date fair value on the date of the transaction, $13.6 million, was determined by the Company to represent the consideration related to the Vifor Second Amended Agreement. CSL Vifor has agreed to a lock-up restriction to not sell or otherwise dispose of the 2022 Shares for a period of time following the effective date of the Second Investment Agreement as well as a customary standstill agreement. In addition, the Second Investment Agreement contains voting agreements made by CSL Vifor with respect to the 2022 Shares. The 2022 Shares have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder, as the transaction did not involve any public offering within the meaning of Section 4(a)(2) of the Securities Act.
Revenue Recognition

The Company evaluated the elements of the Vifor Second Amended Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, CSL Vifor, is a customer. The Company’s arrangement with CSL Vifor contains one material promise under the contract at inception, which is the non-sublicensable, non-transferrable license under certain of the Company’s intellectual property to (i) sell vadadustat solely to the Supply Group, (ii) sell vadadustat to Designated Wholesalers solely for resale to members of the Supply Group, (iii) conduct medical affairs with respect to vadadustat in the Territory in the field during the term of the Vifor Second Amended Agreement and (iv) use the Akebia Trademark solely in connection with the sale of vadadustat (the License Deliverable).

The Company has identified one performance obligation in connection with its obligations under the Vifor Second Amended Agreement, which is the License Deliverable, or License Performance Obligation. The transaction price at inception was comprised of: (i) the up-front payment of $25.0 million, (ii) the premium paid by CSL Vifor on the First Investment Agreement of $4.7 million, and (iii) the premium paid by CSL Vifor on the Second Investment Agreement of $13.6 million. Pursuant to the terms of the Vifor Second Amended Agreement, these payments from CSL Vifor are non-refundable and non-creditable against any other amount due to the Company. Also pursuant to the Vifor Second Amended Agreement, if the Centers for Medicare & Medicaid Services, or CMS, determines that vadadustat is excluded from the Transitional Drug Add-on Payment Adjustment, or TDAPA, the Company can terminate the Vifor Second Amended Agreement and will be required to repay the up-front payment and the premiums paid by CSL Vifor in the First Investment Agreement and Second Investment Agreement, respectively. The Company considered whether the transaction price was constrained as required per the guidance in ASC 606-10-32-11. As part of its evaluation of the constraint, the Company considered numerous factors, including the CRL received from the FDA for vadadustat, the uncertainty associated with a potential future approval of vadadustat by the FDA, and if approval of vadadustat is received in the future, whether vadadustat would be included in certain reimbursement bundles by CMS, which are all outside of the Company’s control. CSL Vifor also agreed that it will not sell or otherwise supply vadadustat until the FDA has granted regulatory approval for vadadustat in the DD-CKD Indication. The Company constrains the variable consideration to an amount for which a significant revenue reversal is not probable. Therefore, the Company determined that the entire transaction price at inception was constrained under ASC 606, and the Company has recorded the transaction price to deferred revenue as of December 31, 2022.
Refund Liability to Customer

Pursuant to the Vifor Second Amended Agreement, CSL Vifor contributed $40.0 million to a working capital fund established to partially fund the Company’s costs of purchasing vadadustat from its contract manufacturers, or the Working Capital Fund, which amount of funding will fluctuate, and which funding the Company is required to repay to CSL Vifor over time. The $40 million initial contribution to the Working Capital Fund represented 50% of the amount of purchase orders that the Company had placed with its contract manufacturers for the supply of vadadustat for the Territory already delivered as of the effective date of the Vifor Second Amended Agreement, and to be delivered through the end of 2023. The amount of the Working Capital Fund will be reviewed at specified intervals and is adjusted based on a number of factors including outstanding supply commitments for vadadustat for the Territory and agreed upon vadadustat inventory levels held by the Company for the Territory. Upon termination or expiration of the Vifor Second Amended Agreement for any reason other than convenience by CSL Vifor (including following receipt of the CRL for vadadustat), the Company will be required to refund the outstanding balance of the Working Capital Fund on the date of termination or expiration.

The Company has recorded the Working Capital Fund as a refund liability under ASC 606. The Company has determined that the refund liability itself does not represent an obligation to transfer goods or services to CSL Vifor in the future. The Company has therefore determined that this refund liability is not a contract liability under ASC 606. The Company accounted for the refund liability as a debt arrangement with zero coupon interest. The Company imputed interest on the refund liability to the customer at a rate of 15.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield, and the expected repayment period of the Working Capital Fund. The Company recorded an initial discount on the refund liability to the customer and a corresponding deferred gain to the refund liability to customer on the consolidated balance sheet as of the date the funds were received from CSL Vifor, which was March 18, 2022. The discount on the note payable is being amortized to interest expense using the effective interest method over the expected term of the refund liability. The deferred gain is being amortized to interest income on a straight-line basis over the expected term of the refund liability. The amortization of the discount was $3.4 million for the year ended December 31, 2022. The amortization of the deferred gain was $2.4 million for the year ended December 31, 2022. The $41.0 million total refund liability is classified as a long-term refund liability based on management's estimate of potential amounts that could be refundable exceeding a one-year period.
Priority Review Voucher Letter Agreement
On February 14, 2020, the Company entered into a letter agreement, or the Letter Agreement, with CSL Vifor relating to CSL Vifor’s agreement with a third party to purchase a Priority Review Voucher, or the PRV, issued by the FDA, subject to satisfaction of customary closing conditions, or the PRV Purchase. Pursuant to the Letter Agreement, Akebia paid CSL Vifor $10.0 million in connection with the closing of the PRV Purchase. The $10.0 million payment to CSL Vifor was recorded to research and development expense in the consolidated statement of operations and as an operating cash outflow in the unaudited consolidated statement of cash flows during 2020. In March 2021, the Company submitted an NDA for the treatment of anemia due to CKD in both DD-CKD and NDD-CKD adult patients. The Company's NDA submission did not include a PRV.
On August 21, 2021, the Company and CSL Vifor executed an amendment to the Letter Agreement whereby the parties agreed that CSL Vifor would sell the PRV to a third party, and the Company and CSL Vifor would share the proceeds from the sale based on certain terms. In the fourth quarter of 2021, CSL Vifor sold the PRV to a third party, and CSL Vifor paid the Company $8.6 million in proceeds from the sale, which was recorded as contra research and development expense. These proceeds were subsequently paid to Otsuka as reimbursement for their contribution to the purchase of the PRV, as required under a separate letter agreement executed with Otsuka.
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
During the years ended December 31, 2022, 2021 and 2020, the Company incurred approximately $13.8 million, $11.8 million and $11.2 million, respectively, in royalty payments due to Panion relating to the Company’s sales of Auryxia in the United States and JT and Torii’s net sales of Riona in Japan.
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
The sublicense under the JT and Torii Sublicense Agreement terminates upon the expiration of all underlying patent rights. Also, JT and Torii may terminate the JT and Torii Sublicense Agreement with or without cause upon at least six months' prior written notice to the Company. Additionally, either party may terminate the JT and Torii Sublicense Agreement for cause upon 60 days’ prior written notice after the breach of any uncured material provision of the JT and Torii Sublicense Agreement, or after certain insolvency events.
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
During the years ended December 31, 2022, 2021 and 2020, the Company recognized $5.3 million, $5.8 million and $5.7 million, respectively, in license revenue related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.
License Agreement with Averoa SAS
Summary of Agreement
On December 22, 2022, the Company and Averoa SAS, or Averoa, entered into a license agreement, or the Averoa License Agreement, pursuant to which the Company granted to Averoa an exclusive license to develop and commercialize ferric citrate, or the Licensed Product, in the European Economic Area, Turkey, Switzerland and the United Kingdom, or the Territory.
Under the Averoa License Agreement, the Company is entitled to receive tiered, escalating royalties ranging from a mid-single digit percentage to a low double-digit percentage of Averoa's annual net sales in the Territory, including certain minimum royalty amounts in certain years, and subject to reduction in certain circumstances. The royalties will expire on a country-by-country basis upon the last to occur of (a) 10 years following the date of first commercial sale of the Licensed Product in such country; (b) expiration of the last valid claim of Company patent rights and joint patent rights in such country; and (c) the date of expiration of the data, regulatory, or marketing exclusivity period conferred by the applicable regulatory authority in such country with respect to the Licensed Product.
The Company and Averoa will establish a joint steering committee to oversee the development, manufacturing and commercialization of the Licensed Product in the Territory.
The Averoa License Agreement expires on the date of expiration of all royalty obligations due thereunder with respect to the Licensed Product on a country-by-country basis in the Territory, unless earlier terminated in accordance with the agreement. Either party may, subject to a cure period, terminate the Averoa License Agreement in the event of the other party’s uncured material breach. Averoa has the right to terminate the Averoa License Agreement for convenience upon 12 months’ prior written notice delivered on or after the date that is 12 months after the effective date. In addition, Averoa has the right to terminate the Averoa License Agreement upon 30 days’ notice if the EMA rejects Averoa’s marketing authorization application for the Licensed Product, and the parties in good faith agree that submitting a new marketing authorization application to the EMA will not result in approval. The Averoa License Agreement includes customary terms relating to, among others, indemnification, confidentiality, remedies, and representations and warranties.
The Averoa License Agreement provides that the Company and Averoa will enter into a supply agreement pursuant to which the Company will supply the Licensed Product to Averoa for commercial use in the Territory. The Company will have the right to terminate the supply agreement upon 24 months' notice, which may be provided on or after January 1, 2024. The Company did not receive any consideration under this agreement as of December 31, 2022.

5. Restructuring and Other Charges, Net
On April 4, 2022, the Board of Directors of the Company approved a reduction of the Company’s workforce by approximately 42% across all areas of the Company (47% inclusive of the closing of the majority of open positions) following the receipt of the CRL from the FDA to the Company’s NDA for vadadustat for the treatment of anemia due to CKD in adult patients. On May 5, 2022, the Company implemented a further reduction in workforce consisting of several members of management. These actions reflected the Company’s determination to refocus its strategic priorities around its commercial product, Auryxia®, and its development portfolio, and are steps in a cost savings plan to significantly reduce the Company’s expense profile.
The workforce reductions were completed as of December 31, 2022, and the Company has incurred all related charges. During the year ended December 31, 2022, the Company recognized $14.5 million of restructuring charges in the consolidated statement of operations. These charges included $11.3 million of one-time termination benefits and contractual termination benefits for severance, healthcare, and related benefits and $3.2 million of non-cash share-based compensation expense. The charges were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits or ASC 420, Exit or Disposal Cost Obligations, depending on the employee.
On November 7, 2022, the Board of Directors approved a reduction of the Company’s workforce by approximately 14% consisting solely of individuals within the commercial organization as a result of the Company’s decision to shift to a strategic account management focused model for its commercial efforts. This shift in approach supports the Company’s strategic pillars to drive Auryxia revenue while also continuing to decrease operating costs.
The workforce reduction was completed as of December 31, 2022, and the Company has incurred all related charges. During the year ended December 31, 2022, the Company recognized $1.4 million of restructuring charges in the consolidated statement of operations. These charges included one-time termination benefits and contractual termination benefits for severance, healthcare, and related benefits and non-cash share-based compensation expense. The charges were recorded pursuant to ASC 712, Compensation-Nonretirement Postemployment Benefits or ASC 420, Exit or Disposal Cost Obligations, depending on the employee.

Details of the restructuring liability activity for the Company's workforce reductions for the period ended December 31, 2022 as recorded in accrued expenses and other current liabilities and other non-current liabilities in the consolidated balance sheet on this Form 10-K are as follows:

December 31, 2022
(in thousands)
Balance at December 31, 2021	$—
Restructuring charges	15,933
Stock-based compensation expense	(3,197)
Severance payments and adjustments	(8,977)
Balance at December 31, 2022	$3,758

6. Liability Related to Sale of Future Royalties
On February 25, 2021, the Company entered into the Royalty Agreement with HealthCare Royalty Partners IV, L.P., or HCR, pursuant to which the Company sold to HCR its right to receive royalties and sales milestones for vadadustat in Japan and certain other Asian countries, such countries, collectively, the MTPC Territory, and such payments collectively the Royalty Interest Payments, in each case, payable to the Company under the MTPC Agreement, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. After HCR receives Royalty Interest Payments equal to the Annual Cap in a given calendar year, the Company will receive 85% of the Royalty Interest Payments for the remainder of that year. After HCR receives Royalty Interest Payments equal to the Aggregate Cap, or the Company pays the Aggregate Cap to HCR (net of the Royalty Interest Payments already received by HCR), the Royalty Interest Payments will revert back to the Company, and HCR would have no further right to any Royalty Interest Payments. The Company received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement, and the Company is eligible to receive an additional $5.0 million in each year from 2021 through 2023 under the Royalty Agreement if specified annual sales milestones are achieved for vadadustat in the MTPC Territory, subject to the satisfaction of certain customary conditions. The sales milestone for vadadustat in the MTPC Territory was not achieved for 2022 or 2021. The Company retains the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. The Royalty Agreement will terminate on the earlier of the date on which HCR has received (i) the last Royalty Interest Payment or (ii) payment by the Company of an amount equal to the Aggregate Cap minus the aggregate amount of all Royalty Interest Payments actually received by HCR.

Although the Company sold its right to receive royalties and sales milestones for vadadustat in the MTPC Territory as described above, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue. The Company recognized the proceeds received from HCR as a liability that is being amortized using the effective interest method over the life of the arrangement. At the transaction date, the Company recorded the net proceeds of $44.8 million as a liability. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future net royalty payments to be made to HCR over the term of the Royalty Agreement. The total threshold of net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. The Company imputes interest on the unamortized portion of the liability using the effective interest method. The annual effective interest rate as of December 31, 2022 was 0% which is reflected as interest expense in the consolidated statements of operations and comprehensive loss. Over the course of the Royalty Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in forecasted royalty revenue. There are a number of factors that could materially affect the amount and timing of royalty payments from MTPC, none of which are within the Company's control. On a quarterly basis, the Company reassesses the effective interest rate and adjusts the rate prospectively as needed.

The following table shows the activity within the liability account for the year ended December 31, 2022:

December 31, 2022
(in thousands)
Liability related to sale of future royalties, net — beginning balance	$53,079
MTPC royalties payable	(1,777)
Non-cash interest expense recognized	6,182
Liability related to sale of future royalties, net — ending balance	$57,484

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
Assets measured or disclosed at fair value on a recurring basis as of December 31, 2022 and 2021 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2022
Assets:
Cash and cash equivalents	$90,466	—	—	$90,466
	$90,466	$—	$—	$90,466

Liabilities:
Derivative liability	—	—	$760	$760
	$—	$—	$760	$760

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2021
Assets:
Cash and cash equivalents	$149,800	—	—	$149,800
	$149,800	$—	$—	$149,800

Liabilities:
Derivative liability	—	—	$1,820	$1,820
	$—	$—	$1,820	$1,820
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
The potential events of default include maintaining, on an annual basis, a minimum liquidity threshold which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. The Company recorded a derivative liability related to the Company’s Loan Agreement with Pharmakon of $0.8 million and $1.8 million as of December 31, 2022 and 2021, respectively. The Company classified the derivative liability as a non-current liability on the balance sheet at December 31, 2022 and 2021. The estimated fair value of the derivative liability on both December 31, 2022 and 2021 was determined using a scenario-based approach and discounted cash flow model that includes principal and interest payments under various scenarios involving clinical development success for vadadustat and various cash flow assumptions. The Company used a 0% probability of clinical development success due to receipt of the CRL from the FDA for vadadustat. Should the Company’s assessment of the probabilities around these scenarios change, including for changes in market conditions, there could be a change to the fair value of the derivative liability.
The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2021	$1,820
Change in fair value of derivative liability, recorded as other income	(1,060)
Balance at December 31, 2022	$760
The Company had no other assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2022 and 2021.
8. Inventory
The components of inventory are summarized as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Raw materials	$610	$1,763
Work in process	8,086	62,635
Finished goods	13,676	14,661
Total inventory	$22,372	$79,059

Long-term inventory, which primarily consists of raw materials and work in process, is included in other assets in the Company’s consolidated balance sheets.

	December 31, 2022	December 31, 2021
	(in thousands)
Balance Sheet Classification:
Inventory	$21,762	$38,195
Other assets	610	40,864
Total inventory	$22,372	$79,059

Inventory amounts written down as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold totaled $30.2 million, $15.6 million, and $20.1 million during the years ended December 31, 2022, 2021, and 2020, respectively. The increase in inventory amounts written down for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to higher write-downs to inventory reserves related to Auryxia drug substance that will not be forward processed into drug product. In addition, there were $0 million, $8.7 million, and $11.4 million in related step-up charges during the years ended December 31, 2022, 2021, and 2020, respectively.

If future sales of Auryxia are lower than expected, the Company may be required to write-down the value of such inventories. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of sales in the consolidated statement of operations.
9. Intangible Assets and Goodwill
Intangible Assets
The following table presents the Company’s intangible assets (in thousands):

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Total
Acquired intangible assets:
Developed product rights for Auryxia	$213,603	$(141,519)	$72,084
Total	$213,603	$(141,519)	$72,084

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Total
Acquired intangible assets:
Developed product rights for Auryxia	$213,603	$(105,476)	$108,127
Total	$213,603	$(105,476)	$108,127

The Company amortizes its definite-lived intangible assets using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life of six years. The Company recorded $36.0 million in amortization expense during the years ended December 31, 2022 and 2021, and $31.5 million in amortization expense during the year ended December 31, 2020 related to the developed product rights for Auryxia. Estimated future amortization expense for the intangible asset as of December 31, 2022 is as follows (in thousands):

Total
2023	$36,042
2024	36,042
$72,084
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
Goodwill
Goodwill was $55.1 million as of December 31, 2022 and 2021. The Company operates in one operating segment which the Company considers to be the only reporting unit. Goodwill is evaluated for impairment at the reporting unit level on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. Events that could indicate impairment and trigger an impairment assessment include, but are not limited to, an adverse change in current economic or market conditions, including a significant prolonged decline in market capitalization, a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action by a regulator. During the year ended December 31, 2022, the Company evaluated business factors, including the receipt of the CRL from the FDA for vadadustat, the Company's market capitalization as impacted by a recent decline in the Company's stock price, the impact of the Otsuka Termination Agreement on the Company's future cash flows, and the impact of the BioVectra Termination Agreement to the Company's excess purchase commitment liability to determine if there were events or changes in circumstance to indicate that the fair value of the reporting unit was less than its carrying value. The Company performed a qualitative impairment assessment of the Company's goodwill balance as the year ended December 31, 2022. The Company determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value and, therefore, did not perform a further quantitative impairment test.

The Company's qualitative assessments were based on the Company's estimates and assumptions, a number of which are dependent on external factors and actual results may differ materially from these estimates. In addition, the future occurrence of events including, but not limited to, an adverse change in current economic and market conditions, including a significant prolonged decline in market capitalization, a significant adverse change in legal factors, unexpected adverse business conditions and an adverse action or assessment by a regulator could indicate potential impairment and trigger an impairment assessment of goodwill, which could result in an impairment of goodwill. As a result of the significance of goodwill, the Company's results of operations and financial position in a future period could be negatively impacted should an impairment test be triggered that results in an impairment of goodwill.

There were no impairments of goodwill during the years ended December 31, 2021 and 2020.

10. Accrued Expenses
Accrued expenses are as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Product revenue allowances	$29,005	$26,624
Accrued clinical	5,755	14,036
Amounts due to collaboration partners	—	22,654
Accrued payroll and related	11,481	15,863
Lease liability	4,744	4,802
Royalties	3,804	3,472
Professional fees	1,734	1,899
Accrued commercial manufacturing	4,310	3,843
Accrued restructuring	2,751	—
Accrued other	7,413	11,263
Total accrued expenses	$70,997	$104,456

11. Debt
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
The Term Loans bear interest at a floating rate per annum equal to the three-month LIBOR rate plus 7.50%, subject to a 2.00% LIBOR floor and a 3.35% LIBOR cap, payable quarterly in arrears. The Term Loans will mature on the fifth anniversary of the Tranche A Funding Date, or the Maturity Date. The Company will repay the principal under the Term Loans in equal quarterly payments starting on the 33rd-month anniversary of the applicable Funding Date, or the Amortization Schedule. If certain conditions were met, it would have had the option to repay the principal in equal quarterly payments starting on the 48th-month anniversary of the applicable Funding Date. One of these conditions was approval of vadadustat; however, the Company received the CRL from the FDA in March 2022 stating that the FDA had determined that it could not approve the NDA in its present form. Therefore, the Company is no longer eligible for this option to delay repayment of the principal under the Loan Agreement. During the year ended December 31, 2022, the Company made its first quarterly principal payment under the Term

Loans of $8.0 million. Under certain circumstances, unless certain liquidity conditions are met, the Maturity Date may decrease by up to one year, and the Amortization Schedule may correspondingly commence up to one year earlier.
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
The Loan Agreement contains customary representations, warranties, events of default and covenants of the Company and its subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. On February 18, 2022, the Loan Agreement was amended pursuant to a First Amendment and Waiver, or the First Amendment and Waiver, which waived the provision under the Loan Agreement that required the Company to not be subject to any qualification as a going concern within the Company's 2021 Annual Report on Form 10-K. Pursuant to the First Amendment and Waiver, the Company’s filings of Form 10-Q for fiscal quarters ending June 30, 2022 and September 30, 2022, and its future Annual Reports on Form 10-K, must not be subject to any qualification as to going concern, which requirement as to the Company's filings on Form 10-Q was waived in the Second Amendment and Waiver. If the Company does not satisfy the covenant as to going concern, in any of these filings, the Company will be in default under the Loan Agreement. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of December 31, 2022, the Company determined that no events of default had occurred.
On July 15, 2022, or the Effective Date, the Company and Pharmakon entered into the Second Amendment and Waiver, or the Second Amendment and Waiver, which amended and waived certain provisions of the Loan Agreement, as amended by the First Amendment and Waiver.

Pursuant to the Second Amendment and Waiver, on the Effective Date, the Company made a $5.0 million prepayment of the principal of the Tranche A loan, or the Second Amendment Effective Date Tranche A Prepayment, and a $20.0 million prepayment of principal of the Tranche B loan, or the Second Amendment Effective Date Tranche B Prepayment, in each case, together with any and all accrued and unpaid interest on such prepayments of principal to the Effective Date. In connection therewith, the Company also paid $0.5 million in prepayment premiums under the Loan Agreement. During the year ended December 31, 2022, the Company recorded a debt extinguishment loss of $0.9 million. Subject to the payment in full of the Second Amendment Effective Date Tranche A Prepayment and the Second Amendment Effective Date Tranche B Prepayment, Pharmakon agreed to, among other things, (1) increase the amount of the working capital facility established in connection with the Company’s Second Amended and Restated License Agreement with CSL Vifor, which facility is part of the definition of Permitted Indebtedness (as such term is defined in the Loan Agreement) under the Loan Agreement, that the Company is permitted to repay to CSL Vifor without causing an acceleration of the liabilities under the Loan Agreement, (2) waive the requirement that the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ending June 30, 2022 and September 30, 2022 not be subject to any qualification as to going concern, and (3) waive certain amounts payable under the Loan Agreement in connection with the Second Amendment Effective Date Tranche B Prepayment. Future principal payments pursuant to the contractual terms of the Loan Agreement, as amended, as of December 31, 2022 are as follows (in thousands):

Principal
Payments
(in thousands)
2023	$32,000
2024	35,000
Total before unamortized discount and issuance costs	67,000
Less: unamortized discount and issuance costs	(922)
Total term loans	$66,078
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
The fair value of the derivative liability related to the Company’s Loan Agreement was $0.8 million and $1.8 million as of December 31, 2022 and 2021, respectively. The Company classified the derivative liability as a non-current liability on the balance sheet at December 31, 2022.
The Company recognized approximately $9.5 million, $10.9 million, and $8.9 million of interest expense related to the Loan Agreement during the years ended December 31, 2022, 2021, and 2020, respectively.
12. Stockholders’ Equity
Authorized and Outstanding Capital Stock
On June 5, 2020, the Company filed a Certificate of Amendment to its Ninth Amended and Restated Certificate of Incorporation, or its Charter, to increase the number of authorized shares of common stock from 175,000,000 to 350,000,000. As of December 31, 2022, the authorized capital stock of the Company included 350,000,000 shares of common stock, par value $0.00001 per share, of which 184,135,714 and 177,000,963 shares were issued and outstanding at December 31, 2022 and 2021, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which no shares were issued and outstanding at December 31, 2022 and 2021.
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

On February 25, 2021, the Company filed a prospectus relating to the sales agreement with its new shelf registration statement (which replaced the prior shelf registration statement), pursuant to which it was able to offer and sell up to $100.0 million of its common stock at current market prices from time to time. Through December 31, 2021, the Company sold 21,128,065 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $72.4 million. On March 1, 2022, the Company filed a prospectus relating to the Prior Sales Agreement, pursuant to which it was authorized to offer and sell up to $25.3 million of its common stock at current market prices from time to time. On March 16, 2022, the Company terminated the Prior Sales Agreement. During the three months ended March 31, 2022, the Company sold 404,600 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $0.8 million.

On April 7, 2022, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, as agent, for the offer and sale of common stock at current market prices in amounts to be determined from time to time. Also, on April 7, 2022, the Company filed a prospectus supplement relating to the Sales Agreement, pursuant to which it is able to offer and sell under the Sales Agreement up to $26.0 million of its common stock at current market prices from time to time. From the date of filing of the prospectus supplement through the date of the filing of this Annual Report on Form 10-K, the Company has not sold any shares of its common stock under this program.
Equity Plans
The Company maintains one stock incentive plan, the 2014 Incentive Plan, or the 2014 Plan, as well as the 2014 Employee Stock Purchase Plan, or the 2014 ESPP. The 2014 Plan replaced the Company’s Amended and Restated 2008 Equity Incentive Plan, or the 2008 Plan, however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. On June 6, 2019, the Company’s stockholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or the ESPP. In May 2016, the Company’s Board of Directors approved an inducement award program that was separate from the Company’s equity plans and which, consistent with Nasdaq Listing Rule 5635(c)(4), did not require stockholder approval, or the Inducement Award Program. During the year ended December 31, 2022, the Company granted 435,000 options to purchase shares of the Company’s common stock to new hires under the Inducement Award Program, of which 258,000 options to purchase shares of the Company's common stock remained outstanding at December 31, 2022.
The 2014 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, restricted stock units, or RSUs, performance awards and other awards convertible into or otherwise based on shares of the Company’s common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1 of each calendar year, by an amount equal to three percent (3%) of the number of the Company's shares outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31, or the 2014 Plan Evergreen Provision. The Company’s Board of Directors may act prior to January 1 of any year to provide that there will be no automatic increase in the number of Akebia Shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). On December 12, 2018, in connection with the consummation of the Merger, the Company assumed outstanding and unexercised options to purchase Keryx's stock, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, under the following Keryx equity plans, or the Keryx Equity Plans: the Keryx 1999 Share Option Plan, the Keryx 2004 Long-Term Incentive Plan, the Keryx 2007 Incentive Plan, the Keryx Amended and Restated 2013 Incentive Plan, and the Keryx 2018 Equity Incentive Plan, or the Keryx 2018 Plan. In addition, the number of Keryx shares available for issuance under the Keryx 2018 Plan, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, may be used for awards granted by the Company under its 2014 Plan, or the Assumed Shares, provided that the Company uses the Assumed Shares for individuals who were not employees or directors of the Company prior to the consummation of the Merger. During the year ended December 31, 2022, the Company granted 3,233,500 options to purchase Akebia Shares to employees under the 2014 Plan, 435,000 options to purchase Akebia Shares to employees under the Inducement Award Program, 5,219,908 Akebia RSUs to employees under the 2014 Plan, 800,000 performance stock units, or PSUs, to employees under the 2014 Plan, 140,700 options to purchase Akebia Shares to directors under the 2014 Plan, and 95,900 RSUs to directors under the 2014 Plan.
The ESPP provides for the issuance of shares of the Company’s common stock to participating employees at a discount to their fair market value. The maximum aggregate number of shares at December 31, 2022 of the Company’s common stock available for future issuance under the ESPP is 4,837,995. Under the ESPP, each offering period is six months, at the end of which employees may purchase shares of the Company’s common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of eighty-five percent (85%) of the closing price of the Company’s common stock at the beginning or end of the offering period.
Shares Reserved for Future Issuance
The Company has reserved for future issuance the following number of shares of common stock:

	December 31, 2022	December 31, 2021
Common stock options, RSUs and PSUs outstanding (1)	17,407,227	16,065,218
Shares available for issuance under Akebia equity plans (2)	5,498,984	4,675,734
Warrant to purchase common stock	—	509,611
Shares available for issuance under the ESPP	4,837,995	5,173,141
Total	27,744,206	26,423,704

(1)Includes awards granted under the 2014 Plan and the Inducement Award Program and awards issued in connection with the Merger.
(2)On January 1, 2023, January 1, 2022 and January 1, 2021, the shares reserved for future grants under the 2014 Plan increased by 6,046,288, 5,807,270 and 4,880,775 shares, respectively, pursuant to the 2014 Plan Evergreen Provision.
Stock-Based Compensation
Stock Options
Service-Based Stock Options
On February 28, 2022, as part of the Company’s annual grant of equity, the Company issued 2,833,500 stock options to employees. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. Options granted by the Company generally vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options generally vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options generally expire ten years after the date of grant. The Company recorded approximately $6.8 million, $8.9 million and $8.5 million of stock-based compensation expense related to stock options granted during the years ended December 31, 2022, 2021 and 2020, respectively.
The assumptions used in the Black-Scholes pricing model to estimate the grant date fair value of options granted under the 2014 Plan are as follows:

	Year ended December 31,
	2022			2021			2020
Risk-free interest rate	1.69%	-	4.17%	0.66%	-	1.37%	0.32%	-	1.38%
Dividend yield	—%			—%			—%
Volatility	79.77%	-	91.57%	77.81%	-	81.79%	69.56%	-	75.91%
Expected term (years)	5.51	-	6.25	5.51	-	6.25	5.51	-	6.25

The following table summarizes the Company’s stock option activity, excluding performance-based options, for the year ended December 31, 2022:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	11,398,215	$7.60		$267,830
Granted	3,809,200	$1.81
Exercised	(142,440)	$0.47		$44,905
Forfeited	(3,331,840)	$6.43		$3,813
Expired/cancelled	(407,045)	$9.52
Outstanding, December 31, 2022	11,326,090	$6.01	7.26	$112,709
Options exercisable, December 31, 2022	6,239,437	$8.37	6.08	$1,904
Vested and expected to vest, December 31, 2022	11,326,090	$6.01

The weighted-average grant date fair values of options granted in the years ended December 31, 2022, 2021, and 2020 were $1.27, $2.29, and $5.63 per share, respectively. There was an immaterial intrinsic value of options exercised during the year ended December 31, 2022 as the value of the options exercised in 2022 was immaterial. There was no intrinsic value of options exercised during the year ended December 31, 2021, as there were no options exercised in 2021. The total intrinsic value of options exercised during the year ended December 31, 2020 was $0.4 million. The fair value of options that vested during the years ended December 31, 2022, 2021, and 2020 were $8.4 million, $10.6 million, and $6.8 million, respectively. As of December 31, 2022, there was approximately $8.1 million of unrecognized compensation cost related to stock options outstanding under the Company’s 2014 Plan or made pursuant to the Inducement Award Program, which is expected to be recognized over a weighted average period of 2.04 years.

Performance-Based Stock Options
The Company also grants performance-based stock options to employees under the 2014 Plan. The performance-based stock options granted by the Company generally vest in connection with the achievement of specified commercial, regulatory, and corporate milestones. The expense recognized for these awards is based on the grant date fair value of the Company's common stock multiplied by the number of options granted and recognized over time based on the probability of meeting such commercial, regulatory and corporate milestones. The Company issued 400,000 and 99,558 performance-based options during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had 400,000 performance-based options outstanding compared to 99,558 performance-based options outstanding at December 31, 2021.
The following table summarizes the Company’s performance-based option activity for the year ended December 31, 2022:

	Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	99,558	$2.74		$—
Granted	400,000	$0.41		$1,120
Exercised	—	$—		$—
Forfeited/cancelled	(99,558)	$2.74
Outstanding, December 31, 2022	400,000	$0.41	9.4	$66,800

The Company did not record any stock-based compensation expense related to performance-based options during 2022, 2021 and 2020. There were no performance-based options that vested during fiscal year 2022, 2021 or 2020. As of December 31, 2022, there were no unrecognized compensation costs related to performance-based stock options under the Company’s 2014 Plan.
Restricted Stock Units
Service-Based Restricted Stock Units
On February 28, 2022, as part of the Company’s annual grant of equity, the Company issued 2,899,008 RSUs to employees. In addition, the Company also occasionally issues RSUs not in connection with the annual grant process to employees. Generally, RSUs granted by the Company vest in one of the following ways: (i) 100% of each RSU grant vests on the first anniversary of the grant date, (ii) one third of each RSU grant vests on the first, second and third anniversaries of the grant date, (iii) 50% of each RSU grant vests on the first anniversary and 25% of each RSU grant vests every six months after the one year anniversary of the grant date, or (iv) one third of each RSU grant vests on the first anniversary of the grant date and the remaining two-thirds vests in eight substantially equal quarterly installments beginning after the one year anniversary, subject, in each case, to the individual’s continued service through the applicable vesting date. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized on a straight-line basis over the vesting period. The Company recorded approximately $7.6 million, $12.9 million and $14.6 million of stock-based compensation expense related to employee RSUs in 2022, 2021 and 2020, respectively.

Performance-Based Restricted Stock Units
During the year ended December 31, 2022, the Company issued 400,000 performance-based restricted stock units, or PSUs, to the Company’s executives. The PSUs granted by the Company vest in connection with the achievement of specified commercial, regulatory, and corporate milestones. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized over time based on the probability of meeting such commercial, regulatory, and corporate milestones. The Company recorded approximately $0.1 million, $0.3 million and $0.5 million of stock-based compensation expense related to employee PSUs in 2022, 2021 and 2020, respectively.
The following table summarizes the Company’s RSU and PSU activity for the year ended December 31, 2022:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance, December 31, 2021	4,554,343	$5.17
Granted	5,715,808	$1.30
Vested	(2,252,565)	$5.01
Forfeited	(2,349,551)	$3.33
Unvested balance, December 31, 2022	5,668,035	$2.09
The total fair value of RSUs and PSUs that vested during 2022, 2021 and 2020 (measured on the date of vesting) was $11.2 million, $15.4 million, and $9.4 million, respectively. As of December 31, 2022, there was approximately $5.2 million of unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted average period of 1.44 years.
Employee Stock Purchase Plan

The first offering period under the ESPP opened on January 2, 2015. The Company issued 335,146 shares during the year ended December 31, 2022. The Company recorded approximately $0.1 million, $0.6 million and $0.8 million of stock-based compensation expense related to the ESPP during 2022, 2021 and 2020, respectively.
Compensation Expense Summary

The Company has classified its stock-based compensation expense related to share-based awards as follows:

	Years ended December 31,
	2022	2021	2020
	(in thousands)
Research and development	$3,683	$5,816	$6,113
Selling, general and administrative	10,969	16,919	18,347
Total	$14,652	$22,735	$24,460

Compensation expense by type of award:

	Years ended December 31,
	2022	2021	2020
	(in thousands)
Stock options	$6,839	$8,958	$8,517
Restricted stock units	7,566	12,927	14,639
Performance RSUs	100	294	464
Employee stock purchase plan	147	556	840
Total	$14,652	$22,735	$24,460

13. Income Taxes
The Company’s income tax provision was computed based on the federal statutory rate and the state statutory rates, net of the related federal benefit. There was no current or deferred income tax expense or benefit for the years ended December 31, 2022 and 2021 due to the Company’s net losses and increases in its valuation allowance against its deferred tax assets.

Our effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020
Federal tax at statutory rate	21.0%	21.0%	21.0%
State and local tax at statutory rate	2.4	3.0	3.0
Research and development tax credits	—	—	0.1
Change in valuation allowance	(19.2)	(22.7)	(21.5)
Other permanent differences	(1.0)	(1.0)	(0.4)
Stock Option Cancellations	(2.5)	—	—
Stock Option Shortfalls	(1.6)	—	—
Effect of rate changes	0.6	0.3	0.8
Provision to Return Adjustment	0.3	0.3	(1.5)
Prior Period Adjustment to State NOL DTA	—	—	(1.5)
Other	—	(0.9)	—
Effective tax rate	—%	—%	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Accordingly, the Company has recorded a valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company continues to maintain the underlying tax benefits to offset future taxable income and to monitor the need for a valuation allowance based on the profitability of its future operations. The valuation allowance increased by approximately $17.8 million and $64.2 million during the years ended December 31, 2022 and 2021, respectively. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Accrued expenses	$2,924	$3,306
Deferred revenue	1,250	9,725
Sale of Royalty	13,291	12,037
Stock based compensation	8,317	9,194
Research and development credits	4,827	5,034
Capitalized research and development costs	13,825	—
Other non-current liabilities	2,754	20,424
Net operating loss carryforward	288,147	286,908
ASC 842 lease liability	8,032	9,096
Inventory reserve	17,411	10,281
Refund liability	9,478	—
Other	13,159	10,483
Total deferred tax assets	383,415	376,488
Less valuation allowance	(359,926)	(342,122)
Total deferred tax assets, net of valuation allowance	23,489	34,366
Deferred tax liabilities:
Fixed assets	—	—
Intangible assets	(15,981)	(25,598)
Inventory	—	—
ASC 842 ROU asset	(7,426)	(8,486)
Other	(82)	(282)
Total deferred tax liabilities	(23,489)	(34,366)
Net deferred tax liability	$—	$—

At December 31, 2022 and 2021, the Company had approximately $0.1 million (after amortization of $1.8 million) and $0.3 million (after amortization of $1.7 million), respectively, of start-up expenses capitalized for income tax purposes with amortization available to offset future federal, state and local income tax.
As of December 31, 2022 and 2021, the Company had approximately $1,227.9 million and $1,223.3 million, respectively, of federal NOL carry-forwards which expire through 2037. Included in the $1,227.9 million of federal NOLs are losses of $645.9 million that will carry forward indefinitely as a result of the Tax Cuts and Jobs Act. Additionally, at December 31, 2022 and 2021, the Company had approximately $1,803.6 million and $1,792.1 million, respectively, of state NOL carry-forwards, which expire through 2042. The Company also has approximately $2.5 million of federal research and development tax credit carryforwards which expire through 2040 and $2.9 million of state research and development tax credit carryforwards which expire through 2036.
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
The Company files income tax returns in the U.S. federal and various state and local jurisdictions. For federal and state income tax purposes, the 2021, 2020 and 2019 tax years remain open for examination under the normal three-year statute of limitations.

The statute of limitations for income tax audits in the United States will commence upon utilization of net operating losses and will expire three years from the filing of the tax return the loss was utilized on.
There was no accrual for uncertain tax positions or for interest and penalties related to uncertain tax positions for 2022, 2021 and 2020. The Company does not believe that there will be a material change in its unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.
14. Employee Retirement Plan
In 2008, the Company established a retirement plan, or the Plan, authorized by Section 401(k) of the Internal Revenue Code. In accordance with the Plan, all employees who have attained the age of 21 are eligible to participate in the Plan as of the first Entry Date, as defined, following their date of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary and contributions in the amount of approximately $2.6 million, $1.8 million and $1.6 million were made during the years ended December 31, 2022, 2021 and 2020, respectively.
15. Commitments and Contingencies
Leases
The Company leases approximately 65,167 square feet of office and lab space in Cambridge, Massachusetts under a lease which was most recently amended in November 2020, collectively the Cambridge Lease. Under the Third Amendment to the Cambridge Lease, or the Third Amendment, executed in July 2016, total monthly lease payments under the initial base rent were approximately $242,000 and are subject to annual rent escalations. In addition to such annual rent escalations, base rent payments for a portion of said premises commenced on January 1, 2017 in the monthly amount of approximately $22,000. The Fourth Amendment to the Cambridge Lease, executed in May 2017, provided additional storage space to the Company and did not impact rent payments. In April 2018, the Company entered into a Fifth Amendment to the Cambridge Lease, or the Fifth Amendment, for an additional 19,805 square feet of office space on the 12th floor. Monthly lease payments for the existing 45,362 square feet of office and lab space, under the Third Amendment, remain unchanged. The new space leased by the Company was delivered in September 2018 and additional monthly lease payments of approximately $135,000 commenced in February 2019 and are subject to annual rent escalations, which commenced in September 2019. In November 2020, the Company entered into a Sixth Amendment to the Cambridge Lease, or the Sixth Amendment, to extend the term of the Cambridge Lease with respect to the lab space from November 30, 2021 to January 31, 2025. The Sixth Amendment includes two months of free rent starting in December 2020 and additional monthly lease payments of approximately $48,000, which commenced in December 2021, and is subject to annual rent escalations, which commenced in December 2022.
Additionally, the Company has a lease for 27,300 square feet of office space in Boston, Massachusetts, or the Boston Lease. The total monthly lease payments under the base rent are approximately $136,000 and are subject to annual rent escalations. In February 2022, the Company entered into the First Amendment to the Boston Lease, or the First Lease Amendment, to extend the term of the Boston Lease from February 2023 to July 2031. The First Lease Amendment includes five months of free rent starting in March 2023 and monthly lease payments of $200,122 commencing on August 1, 2023, with an annual rent escalation of approximately 2% commencing on August 1, 2024. The First Lease Amendment also includes a landlord's allowance for certain leasehold improvements to the premises in an amount of up to $1,954,680, provided that such allowance must be used prior to August 1, 2024.
The term of the Cambridge Lease with respect to the office space expires on September 11, 2026, with one five-year extension option available. The term of the Boston Lease office space expires on July 31, 2031, with an extension option for one additional five-year extension option available. The renewal options in these real estate leases were not included in the calculation of the operating lease assets and operating lease liabilities as the renewal is not reasonably certain. The term of the Cambridge Lease with respect to the lab space expires on January 31, 2025, with an extension option for one additional period through September 11, 2026. The renewal options in this real estate lease were included in the calculation of the operating lease assets and operating lease liabilities as the renewal is reasonably certain. The lease agreements do not contain residual value guarantees. Operating lease costs were $7.1 million, $6.7 million and $6.7 million for the years ended December 31, 2022, 2021and 2020, respectively. Cash paid for amounts included in the measurement of operating lease liabilities were $7.2 million, $7.1 million and $7.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
In September 2019, Keryx entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc., or Foundation. The sublease is subject and subordinate to the Boston Lease between Keryx and the landlord. The term of the sublease commenced on October 16, 2019, upon receipt of the required consent from the landlord for the sublease agreement, and expired on February 27, 2023. Foundation is obligated to pay Keryx rent that approximates the rent due from Keryx to its landlord with respect to the Boston Lease. Sublease rental income is recorded to other income. Keryx continues to be obligated for all payment terms pursuant to the Boston Lease, and the Company will guaranty Keryx’s obligations under the sublease. Keryx recorded $1.8 million in sublease rental income from Foundation during each of the years ended December 31, 2022, 2021 and 2020.
The Company has not entered into any material short-term leases or financing leases as of December 31, 2022.
The total security deposit in connection with the Cambridge Lease is $1.6 million as of December 31, 2022. Additionally, the Company recorded $1.1 million for the security deposit under the Boston Lease. Both the Cambridge Lease and the Boston Lease have their security deposits in the form of a letter of credit, all of which are included as restricted cash in prepaid expenses and other current assets in the Company’s consolidated balance sheet as of December 31, 2022.
As of December 31, 2022, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter are as follows:

	Operating Leases	Lease Payments to be Received from Sublease	Net Operating Lease Payments
	(in thousands)
2023	$6,950	$307	$6,643
2024	8,162	—	8,162
2025	8,289	—	8,289
2026	6,132	—	6,132
2027	2,570	—	2,570
Thereafter	9,631	—	9,631
Total	$41,734	$307	$41,427

In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.65% to 7.25%, which were based on the remaining lease term at either the date of adoption of ASC 842 or the effective date of any subsequent lease term extensions. As of December 31, 2022, the remaining lease terms ranged from 3.70 years to 8.59 years. As of December 31, 2022, the following represents the difference between the remaining undiscounted minimum rental commitments under non-cancelable leases and the operating lease liabilities:

Operating Leases
(in thousands)
Total
Undiscounted minimum rental commitments	$41,734
Present value adjustment using incremental borrowing rate	(8,030)
Operating lease liabilities	$33,704
Manufacturing Agreements
As a result of the Merger, the Company's contractual obligations include Keryx’s commercial supply agreements with BioVectra and Siegfried to supply commercial drug substance for Auryxia.
Pursuant to the Manufacture and Supply Agreement with BioVectra and the Product Manufacture and Supply and Facility Construction Agreement with BioVectra, the Company agreed to purchase minimum quantities of Auryxia drug substance annually at predetermined prices. On September 4, 2020, the Company and BioVectra entered into an Amended and Restated Product Manufacture and Supply and Facility Construction Agreement, which provided for reduced minimum quantity commitments and revised the predetermined prices. The price per kilogram decreased with an increase in quantity above the predetermined purchase quantity tiers. In addition, the Manufacture and Supply Agreement with BioVectra and the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement with BioVectra required the Company to reimburse BioVectra for certain costs in connection with construction of a new facility for the manufacture and supply of

Auryxia drug substance. These construction costs were recorded in other assets and amortized into drug substance as inventory was released to the Company from BioVectra.
On December 22, 2022, the Company and BioVectra entered into the BioVectra Termination Agreement, pursuant to which the parties agreed, among other things, to terminate, effective immediately, any and all existing agreements entered into between the parties in connection with the manufacture and supply, by BioVectra to the Company, of Auryxia drug substance. Under the terms of the BioVectra Termination Agreement, the Company agreed to pay BioVectra a total of $32.5 million consisting of (i) an upfront payment of $17.5 million and (ii) six quarterly payments of $2.5 million commencing in April 2024, totaling $15.0 million. The upfront payment of $17.5 million was made during the quarter ended December 31, 2022 and was recognized to cost of goods sold. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognized a liability and corresponding expense for the remaining termination fees based on estimated fair value as of December 22, 2022, or the BioVectra Effective Date. The Company imputed interest on the liability for the remaining termination fees at a rate of 17.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield, and expected repayment period of the remaining termination fees. The Company recorded an initial discount on the remaining termination fees on the consolidated balance sheet as of the BioVectra Effective Date. This resulted in the recording of a liability and corresponding charge to cost of goods sold of $11.2 million during the quarter ended December 31, 2022. The discount on the liability balance is being amortized to interest expense using the effective interest rate method over the term of the liability. In addition, each of the Company and BioVectra have released one another from all existing and future claims and liabilities and the return of certain materials and documents. Furthermore, as it relates to all open purchase orders, BioVectra is relieved from any obligations to manufacture any product or perform services under any such open purchase orders, and the Company is relieved from any obligations to purchase any product under such open purchase orders. The Company is also relieved from any obligations to pay any outstanding invoices related to performance by BioVectra of services and all other obligations under the agreements.

Pursuant to the Master Manufacturing Services and Supply Agreement between the Company and Siegfried, as amended through December 31, 2022, or the Siegfried Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The term of the Siegfried Agreement was to expire on December 31, 2022, but was automatically extended into 2023 as a result of Siegfried’s updated production schedule for delivery of product originally scheduled for delivery in 2022. The Siegfried Agreement provides the Company and Siegfried with certain termination rights. As of December 31, 2022, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $8.4 million through the third quarter of 2023. As of the date of the filing of this Annual Report on Form 10-K, the Company has amended the Siegfried Agreement pursuant to which, the Company agreed to extend the term and purchase a minimum quantity of drug substance of Auryxia at a predetermined price as further described in Note 17 to the Company's consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.
Certain of the Company's commercial supply agreements are executory contracts between Keryx and its contract manufacturers for Auryxia, which include future firm purchase commitments. These executory contracts were deemed to have an off-market element related to the amount of purchase commitments that exceed the current forecast. The Company regularly reviews its estimate of the excess purchase commitment liability including review of assumptions of expected future demand, estimates of anticipated expiry of inventory under firm purchase commitments that are estimated to expire before they could be sold as well as any modifications to supply agreements during each reporting period. The excess purchase commitment liability relating to these executory contracts was $0 million and $76.7 million as of December 31, 2022 and 2021, respectively. During the quarter ended December 31, 2022, the Company recorded a $74.3 million reduction to the excess purchase commitments liability within cost of goods sold driven by the reduction in purchase commitments due to execution of the BioVectra Termination Agreement.
On April 9, 2019, the Company entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement included the terms and conditions under which Esteve would manufacture vadadustat drug substance for commercial use. Pursuant to the Esteve Agreement, the Company provided rolling forecasts to Esteve on a quarterly basis, or the Esteve Forecast. The Esteve Forecast reflected the Company’s needs for vadadustat drug substance produced by Esteve over a certain number of months, represented as a quantity of vadadustat drug substance per calendar quarter. The parties agreed to a volume-based pricing structure under the Esteve Agreement. On December 16, 2022, the Company, MTPC, and Esteve executed the Assignment Agreement, pursuant to which the Supply Agreement between the Company and Esteve was assigned to MTPC. The Assignment Agreement transferred the rights and obligations of the Supply Agreement to MTPC, specifically including the obligations under certain purchase orders issued by the Company and accepted by Esteve. As such, the Company will have no further obligation to take delivery of or pay for product delivered by Esteve under the transferred purchase orders.
On March 11, 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement. The Patheon Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use. Pursuant to the Patheon Agreement, the Company provides Patheon a long-term forecast on an annual basis, as well as short-term forecasts on a quarterly basis, or the Patheon Forecast. The Patheon Forecast reflects the Company’s needs for commercial supply of vadadustat drug product produced by Patheon, represented as a quantity of drug product per calendar quarter. The parties have agreed to a volume-based pricing structure under the Patheon Agreement. The Patheon Agreement has an initial term beginning March 11, 2020 and ending June 30, 2023 and automatically renews for successive one-year terms unless either party gives the other party eighteen months' prior written notice. The current term of the Patheon Agreement ends June 30, 2025. Pursuant to the Patheon Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug product from Patheon. As of December 31, 2022, the Company had a minimum commitment with Patheon for $3.1 million through the third quarter of 2023.
On April 2, 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, or the WuXi STA DS Agreement. The WuXi STA DS Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat drug substance for commercial use. Pursuant to the WuXi STA DS Agreement, the Company provides rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA DS Forecast. The WuXi STA DS Forecast reflects the Company’s needs for vadadustat drug substance produced by WuXi STA over a certain number of quarters. The parties have agreed to a volume-based pricing structure under the WuXi STA DS Agreement. The WuXi STA DS Agreement has an initial term of four years, beginning April 2, 2020 and ending April 2, 2024. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from WuXi STA. As of December 31, 2022, the Company has committed to purchase $15.3 million of vadadustat drug substance from WuXi STA through the end of 2023.
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
Other Third Party Contracts
The Company contracts with various organizations to conduct research and development activities with remaining contract costs to the Company of approximately $90.2 million at December 31, 2022. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
Litigation and Related Matters
From time to time, the Company may become subject to legal proceedings and claims which arise in the ordinary course of its business. Consistent with ASC 450, Contingencies, the Company’s policy is to record a liability if a loss in a significant legal dispute is considered probable and an amount can be reasonably estimated. The Company provides disclosure when a loss in excess of any reserve is reasonably possible, and if estimable, the Company discloses the potential loss or range of possible loss. Significant judgment is required to assess the likelihood of various potential outcomes and the quantification of loss in those scenarios. The Company’s estimates change as litigation progresses and new information comes to light. Changes in Company estimates could have a material impact on the Company’s results and financial position. As of December 31, 2022, the Company does not have any significant legal disputes that require a loss liability to be recorded. The Company continually monitors the need for a loss liability for litigation and related matters.

16. Net Loss per Share
The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Year ended December 31,
	2022	2021	2020
Warrants	—	509,611	509,611
Outstanding stock options	11,326,090	11,398,215	9,386,517
Unvested restricted stock units	6,081,137	4,667,003	4,722,311
Total	17,407,227	16,574,829	14,618,439

17 Subsequent Events

On February 28, 2023, the Company and Siegfried entered into Amendment No. 5 to the Siegfried Agreement, or the Amendment. Pursuant to the Amendment, the Company has agreed to purchase a minimum quantity of drug substance for Auryxia at a predetermined price. As a result of the Amendment, the term of the Siegfried Agreement expires on December 31, 2024, subject to the Company's option to extend through December 31, 2026 by providing 12 months' prior written notice to Siegfried.

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
As of December 31, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described below that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
Remediation of Previously Identified Material Weakness
As disclosed in our 2021 Annual Report on Form 10-K, management identified a material weakness in our internal control over financial reporting relating to our inventory process. Management is committed to maintaining a strong internal control environment. In response to the material weakness identified, management, with the oversight of the Audit Committee of the Board of Directors, took comprehensive actions to remediate the material weakness in internal control over financial reporting relating to our inventory process, including; (i) designing and implementing more robust controls throughout 2022, including through increased training of individuals within the supply chain, manufacturing, quality and inventory processes, including review documentation requirements, (ii) designing controls to address the completeness and accuracy of key reports utilized in the execution of internal controls, (iii) implementing an inventory count policy and standard operating procedures to ensure consistency and accuracy of the inventory count process and adherence to these policies at facilities managed by third party logistics and contract manufacturing organizations, and (iv) continuing to engage an outside firm in 2022 to assist management with performing sufficient testing throughout the year to validate the operating effectiveness of certain controls over financial reporting. The remediation efforts addressed the material weakness and also enhanced our overall financial reporting control environment. As of December 31, 2022, we have determined that our previously reported material weakness has been remediated.
Changes in Internal Control over Financial Reporting
Except for the remediation efforts as noted in the preceding paragraphs, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2022, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Ernst & Young, LLP, the Company’s independent registered public accounting firm, has issued an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. This report is included below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Akebia Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Akebia Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Akebia Therapeutics, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 10, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
March 10, 2023
Item 9B. Other Information
We confirm that we do not hold any deposits or securities or maintain any accounts at Silicon Valley Bank.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10. Director, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.3#
Amendment No. 1 to Fourth Amended and Restated Investors’ Rights Agreement, dated June 28, 2017 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 12, 2018)

4.4#
Investment Agreement between Akebia Therapeutics, Inc. and Vifor (International) Ltd., dated May 12, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 8, 2017)

4.5!
Investment Agreement between Akebia Therapeutics, Inc. and Vifor (International) Ltd., dated February 18, 2022 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K (001-36352), filed on March 1, 2022)

4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K (001-36352), filed on February 25, 2021)

10.1†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 12, 2018)

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

Exhibit Number	Description of Exhibit
10.6
Fourth Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc., dated May 1, 2017 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 12, 2018)

10.7
Fifth Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc. dated April 9, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 8, 2018)

10.8
Sixth Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc. dated November 30, 2020 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K (001-36352), filed on February 25, 2021)

10.9
One Marina Park Drive Office Lease dated April 29, 2015, by and between Keryx Biopharmaceuticals, Inc. and Fallon Cornerstone One MPD LLC (incorporated by reference to Exhibit 10.29 to Keryx Biopharmaceuticals, Inc.’s Annual Report on Form 10-K (000-30929), filed on March 1, 2017)

10.10
First Amendment to One Marina Park Drive Office Lease, dated February 24, 2022, by and between Keryx Biopharmaceuticals, Inc. and CLPF One Marina Park Drive LLC (successor-in-interest to Fallon Cornerstone One MPD LLC) (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K (001-36352), filed on March 1, 2022)

10.11
Assignment and Assumption Agreement, dated February 24, 2022, by and between Keryx Biopharmaceuticals, Inc. and Akebia Therapeutics, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K (001-36352), filed on March 1, 2022)

10.12
Sublease, dated as of September 9, 2019, by and between Keryx Biopharmaceuticals, Inc. and Foundation Medicine, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on November 12, 2019)

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

10.19†	Non-Employee Director Compensation Program, effective January 26, 2021 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K (001-36352), filed on February 25, 2021)

10.20†	Form of Executive Severance Agreement for officers (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A (333-193969), filed on March 4, 2014)

10.21†	2014 Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1/A (333-193969), filed on March 4, 2014)

10.22†
Amendment No. 1 to the Akebia Therapeutics, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (333-229366), filed on January 25, 2019)

Exhibit Number	Description of Exhibit

10.23†
Amended and Restated 2014 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (001-36352), filed with the Securities and Exchange Commission on April 26, 2019)

10.24†	Amended and Restated Cash Incentive Plan, effective January 19, 2022 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K (001-36352), filed on March 1, 2022)

10.25†
Form of Officer Restricted Stock Unit Award Agreement under 2014 Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 12, 2018)

10.26†
Form of Officer Restricted Stock Unit Award Agreement under 2014 Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 26, 2019)

10.27†
Form of Officer Inducement Award Non-Statutory Stock Option Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (333-222728), filed on January 26, 2018)

10.28†
Form of Inducement Award Non-Statutory Stock Option Agreement for non-officers (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (333-222728), filed on January 26, 2018)

10.29†
Form of Officer Performance-Based Stock Option Award, under the Company's 2014 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on November 4, 2021)

10.30†
Form of Officer Performance-Based Stock Restricted Stock Unit Award, under the Company's 2014 Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on November 4, 2021)

10.31†
Form of Officer Restricted Stock Unit Award Agreement under 2014 Incentive Plan (Retention Awards) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 4, 2022)

10.32†
Form of Officer Non-Statutory Stock Option Agreement under 2014 Incentive Plan (Retention Awards) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 4, 2022)

10.33†!	Form of Officer Cash Bonus Letter Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on November 4, 2021)

10.34†	Keryx Biopharmaceuticals, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (001-30929), filed on March 21, 2003)

10.35†
Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Annex C to Keryx Biopharmaceuticals, Inc.’s Definitive Proxy Statement on Schedule 14A (000-30929), filed on April 29, 2004)

10.36†
Amendment to the Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan dated April 11, 2006 (incorporated by reference to Exhibit 10.1 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (000-30929), filed on August 9, 2006)

10.37†
Keryx Biopharmaceuticals, Inc. 2007 Incentive Plan, (incorporated by reference to Annex D to Keryx Biopharmaceuticals, Inc.’s Definitive Proxy Statement on Schedule 14A (000-30929), filed on April 30, 2007)

Exhibit Number	Description of Exhibit
10.38†
Keryx Biopharmaceuticals, Inc. Amended and Restated 2013 Incentive Plan (incorporated by reference to Exhibit 10.1 to Keryx Biopharmaceuticals, Inc.’s Current Report on Form 8-K (000-30929), filed on May 27, 2016)

10.39†
Keryx Biopharmaceuticals, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Keryx Biopharmaceuticals, Inc.’s Registration Statement on Form S-8 (333-226005), filed on June 29, 2018)

10.40†
Form of Indemnification Agreement between Keryx Biopharmaceuticals, Inc. and its directors and officers (incorporated by reference to Exhibit 10.1 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (000-30929), filed on November 9, 2016)

10.41†
Form of Employee Agreement (Confidentiality, Non-Competition, Non-Solicitation and Development Agreement) applicable to officers (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 26, 2019)

10.42†
Keryx Biopharmaceuticals, Inc. Fourth Amended and Restated Directors Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to Keryx Biopharmaceuticals, Inc.’s Current Report on Form 8-K (000-30929), filed on May 27, 2016)

10.43†
Keryx Biopharmaceuticals, Inc. Third Amended and Restated Directors Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (000-30929), filed on August 7, 2014)

10.44†
Keryx Biopharmaceuticals, Inc. Director Non-Statutory Stock Option Award Terms and Conditions under the Third Amended and Restated Directors Equity Compensation Plan (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 26, 2019)

10.45†	Form of Officer Retention Letter Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on May 9, 2022)

10.46†!
Form of Retention and Separation Agreement for Michel Dahan and Nicole R. Hadas (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on May 9, 2022)

10.47†!
Form of Amendment to Retention and Separation Agreement for Michel Dahan and Nicole R. Hadas (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on November 3, 2022)

10.48†	Separation Agreement with Dell Faulkingham, dated May 5, 2022 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on May 9, 2022)

10.49†	Retention Agreement with David Spellman, dated June 22, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 4, 2022)

10.50#
Master Services Agreement, between Akebia Therapeutics, Inc., and Quintiles, Inc., dated as of June 8, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 11, 2015)

10.51!
Collaboration Agreement between Akebia Therapeutics, Inc. and Mitsubishi Tanabe Pharma Corporation, dated December 11, 2015 (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K (001-36352), filed on March 1, 2022)

10.52#
Letter Agreement between Akebia Therapeutics, Inc. and Mitsubishi Tanabe Pharma Corporation, dated September 26, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on November 8, 2017)

10.53!*	Amendment No. 1 to Collaboration Agreement, dated December 2, 2022, by and between Akebia Therapeutics, Inc. and Mitsubishi Tanabe Pharma Corporation

Exhibit Number	Description of Exhibit
10.54#
Collaboration and License Agreement, between Akebia Therapeutics, Inc. and Otsuka Pharmaceutical Co. Ltd., dated December 18, 2016 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (001-36352) and filed on March 6, 2017)

10.55#
Collaboration and License Agreement between Akebia Therapeutics, Inc. and Otsuka Pharmaceutical Co. Ltd., dated April 25, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 8, 2017)

10.56!
Termination and Settlement Agreement, dated June 30, 2022, by and between the Company and Otsuka Pharmaceutical Co. Ltd (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 4, 2022)

10.57!
Second Amended and Restated License Agreement, dated February 18, 2022, by and between Akebia Therapeutics, Inc. and Vifor (International) Ltd. (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K (001-36352), filed on March 1, 2022)

10.58
Open Market Sale AgreementSM, dated April 7, 2022, by and between Akebia Therapeutics, Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (001-36352), filed on April 7, 2022)

10.59!
Second Amended and Restated License Agreement dated April 17, 2019, by and between Akebia Therapeutics, Inc. and Panion & BF Biotech, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 8, 2019)

10.60#
Amended and Restated Sub-License Agreement, dated June 8, 2009, as amended by the First Amendment thereto, dated June 12, 2013, by and between Keryx Biopharmaceuticals, Inc., Japan Tobacco, Inc. and Torii Pharmaceutical Co., Ltd (incorporated by reference to Exhibit 10.1 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (000-30929), filed on November 7, 2017)

10.61!
Master Manufacturing Services Agreement by and between Keryx Biopharmaceuticals, Inc. and Patheon Manufacturing Services LLC and certain of its affiliates, dated September 27, 2016, and related Product Agreement dated September 27, 2016, and related Product Agreement dated October 12, 2016 (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K (001-36352), filed on March 1, 2022)

10.62#
Product Agreement, dated August 29, 2017, by and between Keryx Biopharmaceuticals, Inc. and Patheon Inc. (an affiliate of Patheon Manufacturing Services LLC) related to the Master Manufacturing Services Agreement by and between Keryx Biopharmaceuticals, Inc. and Patheon Manufacturing Services LLC and certain of its affiliates dated November 12, 2016 (incorporated by reference to Exhibit 10.2 to Keryx Biopharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (000-30929), filed on November 7, 2017)

10.63#
Master Manufacturing Services and Supply Agreement, dated December 20, 2017, by and between Keryx Biopharmaceuticals, Inc. and Siegfried Evionnaz SA (incorporated by reference to Exhibit 10.13 to Keryx Biopharmaceuticals, Inc.’s Annual Report on Form 10-K (000-30929), filed on February 21, 2018)

10.64
Amendment No. 1 to Master Manufacturing Services and Supply Agreement, dated as of December 21, 2020, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K (001-36352), filed on February 25, 2021)

10.65
Amendment No. 2 to Master Manufacturing Services and Supply Agreement, dated as of January 29, 2021, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K (001-36352), filed on February 25, 2021)

10.66!
Amendment No. 3 to Master Manufacturing Services and Supply Agreement, dated as of February 11, 2021, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K (001-36352), filed on February 25, 2021)

10.67
Amendment No. 4 to Master Manufacturing Services and Supply Agreement, dated as of December 17, 2021, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K (001-36352), filed on March 1, 2022)

Exhibit Number	Description of Exhibit
10.68#
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

10.69#
Manufacture and Supply Agreement between Keryx Biopharmaceuticals, Inc. and BioVectra Inc., dated May 26, 2017 and Amendment to Manufacture and Supply Agreement between Keryx Biopharmaceuticals, Inc. and BioVectra Inc., dated December 11, 2017 (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 26, 2019)

10.70!*	Termination and Settlement Agreement, dated December 22, 2022, by and between Keryx Biopharmaceuticals, Inc. and BioVectra Inc.

10.71!
Loan Agreement, dated November 11, 2019, by and among the Company, Keryx Biopharmaceuticals, Inc., Biopharma Credit plc and Biopharma Credit Investments V (Master) LP (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K (001-36352), filed on March 12, 2020)

10.72!
First Amendment and Waiver, dated February 18, 2022, by and among the Company, Biopharma Credit plc, BCPR Limited Partnership and Biopharma Credit Investments V (Master) LP (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K (001-36352), filed on March 1, 2022)

10.73!
Second Amendment and Waiver, dated July 15, 2022, by and among the Company, Biopharma Credit plc, BCPR Limited Partnership and Biopharma Credit Investments V (Master) LP (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 4, 2022)

10.74!
Guaranty and Security Agreement, dated November 25, 2019, by and between the Company, Keryx Biopharmaceuticals, Inc. and Biopharma Credit plc (incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K (001-36352), filed on March 12, 2020)

10.75!
Supply Agreement, dated as of March 11, 2020, by and between Akebia Therapeutics, Inc. and Patheon, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on May 5, 2020)

10.76!
Supply Agreement, dated as of April 2, 2020, by and between Akebia Therapeutics, Inc. and STA Pharmaceutical Hong Kong Limited (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on August 10, 2020)

10.77!

Amendment #1 to the Supply Agreement, dated as of April 15, 2021, by and between Akebia Therapeutics, Inc, and STA Pharmaceutical Hong Kong Limited (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on August 5, 2021)

10.78!
Amended and Restated Product Manufacture and Supply and Facility Construction Agreement between BioVectra, Inc. and Keryx Biopharmaceuticals, Inc., dated September 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (001-36352), filed on September 11, 2020)

10.79!
Supply Agreement, dated February 10, 2021, by and between the Company and STA Pharmaceutical Hong Kong Limited (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on May 10, 2021)

10.80!

Royalty Interest Acquisition Agreement, dated February 25, 2021, by and between the Company and HealthCare Royalty Partners IV, L.P. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on May 10, 2021)

10.81!*	License Agreement, dated December 22, 2022, by and among Akebia Therapeutics, Inc., Keryx Biopharmaceuticals, Inc. and Averoa SAS

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K (001-36352), filed on February 25, 2021)

Exhibit Number	Description of Exhibit
23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

AKEBIA THERAPEUTICS, INC.

Date: March 10, 2023	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 10, 2023	By:	/s/ John P. Butler
John P. Butler
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2023	By:	/s/ David A. Spellman
David A. Spellman
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date: March 10, 2023	By:	/s/ Adrian Adams
Adrian Adams
Chairperson and Director

Date: March 10, 2023	By:	/s/ Ron Frieson
Ron Frieson
Director

Date: March 10, 2023	By:	/s/ Steven C. Gilman
Steven C. Gilman
Director

Date: March 10, 2023	By:	/s/ Michael Rogers
Michael Rogers
Director

Date: March 10, 2023	By:	/s/ Cynthia Smith
Cynthia Smith
Director

Date: March 10, 2023	By:	/s/ Myles Wolf
Myles Wolf
Director

Date: March 10, 2023	By:	/s/ LeAnne M. Zumwalt
LeAnne M. Zumwalt
Director