Form 10-Q
period 2023-03-31
Akebia Therapeutics, Inc.
filed 2023-05-08
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

Outstanding at April 30, 2023
185,928,121

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
•our expectations, projections and estimates regarding our capital requirements, need for additional capital, financing our future cash needs, costs, expenses, revenues, capital resources, cash flows, financial performance, profitability, tax obligations, liquidity, growth, contractual obligations, the period of time our cash resources will fund our current operating plan, estimates with respect to our ability to operate as a going concern, our internal control over financial reporting and disclosure controls and procedures, and any future deficiencies or material weaknesses in our internal controls and procedures;
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
•our plans with respect to commercializing and identifying a partner for Vafseo in Europe;
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
•The commercialization of RionaTM and VafseoTM in Japan, VafseoTM in Europe and our current and potential future efforts with respect to the development and commercialization of our products and product candidates outside of the United States subject us to a variety of risks associated with international operations, which could materially adversely affect our business.
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

Akebia Therapeutics, Inc.

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$56,953	$90,466
Inventory	20,604	21,762
Accounts receivable, net	17,781	39,180
Prepaid expenses and other current assets	25,381	33,541
Total current assets	120,719	184,949
Property and equipment, net	4,816	5,214
Operating lease assets	27,958	29,158
Goodwill	55,053	55,053
Other intangible assets, net	63,074	72,084
Other assets	5,238	5,372
Total assets	$276,858	$351,830
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,577	$18,021
Accrued expenses and other current liabilities	46,367	70,997
Short-term deferred revenue	—	3,738
Current portion of long-term debt	24,000	32,000
Total current liabilities	82,944	124,756
Deferred revenue, net of current portion	43,296	43,296
Operating lease liabilities, net of current portion	27,418	28,961
Derivative liability	760	760
Long-term debt, net	26,296	34,078
Liability related to sale of future royalties	57,059	57,484
Refund liability to customer	40,794	40,992
Other non-current liabilities	12,643	12,161
Total liabilities	291,210	342,488
Commitments and contingencies (Note 12)
Stockholders' (deficit) equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock $0.00001 par value; 350,000,000 shares authorized at March 31, 2023 and December 31, 2022; 185,835,946 and 184,135,714 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	1,564,770	1,562,247
Accumulated other comprehensive gain	6	6
Accumulated deficit	(1,579,130)	(1,552,913)
Total stockholders' (deficit) equity	(14,352)	9,342
Total liabilities and stockholders' (deficit) equity	$276,858	$351,830

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Product revenue, net	$34,828	$41,448
License, collaboration and other revenue	5,299	20,251
Total revenues	40,127	61,699
Cost of goods sold:
Product	10,473	22,333
Amortization of intangibles	9,011	9,011
Total cost of goods sold	19,484	31,344
Operating expenses:
Research and development	19,686	43,833
Selling, general and administrative	25,221	44,327
License expense	568	688
Restructuring	106	—
Total operating expenses	45,581	88,848
Operating loss	(24,938)	(58,493)
Other income (expense):
Interest expense	(1,561)	(5,062)
Other income	282	1,134
Net loss	$(26,217)	$(62,421)
Net loss per share - basic and diluted	$(0.14)	$(0.35)
Weighted-average number of common shares - basic and diluted	184,768,983	179,599,045
Comprehensive loss:
Net loss	$(26,217)	$(62,421)
Total comprehensive loss	$(26,217)	$(62,421)

See accompanying notes to unaudited condensed consolidated financial statements.

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(Unaudited)
(in thousands, except share data)

	Common Stock
	Number of Shares	$0.00001 Par Value	Additional Paid-In Capital	Unrealized Gain/(Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2021	177,000,963	$1	$1,536,800	$6	$(1,460,351)	$76,456
Issuance of common stock, net of issuance costs	4,404,600	1	7,177	—	—	7,178
Proceeds from sale of stock under employee stock purchase plan	191,146	—	367	—	—	367
Stock-based compensation expense	—	—	4,536	—	—	4,536
Restricted stock unit vesting	1,789,326	—	—	—	—	—
Net loss	—	—	—	—	(62,421)	(62,421)
Balance at March 31, 2022	183,386,035	$2	$1,548,880	$6	$(1,522,772)	$26,116

Balance at December 31, 2022	184,135,714	$2	$1,562,247	$6	$(1,552,913)	$9,342
Proceeds from sale of stock under employee stock purchase plan	103,500	—	34	—	—	34
Stock-based compensation expense	—	—	2,489	—	—	2,489
Restricted stock unit vesting	1,596,732	—	—	—	—	—
Net loss	—	—	—	—	(26,217)	(26,217)
Balance at March 31, 2023	185,835,946	$2	$1,564,770	$6	$(1,579,130)	$(14,352)

See accompanying notes to unaudited condensed consolidated financial statements

AKEBIA THERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating activities:
Net loss	$(26,217)	$(62,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	398	417
Amortization of intangibles	9,011	9,011
Non-cash interest expense related to sale of future royalties	—	2,345
Non-cash royalty revenue related to sale of future royalties	(425)	(329)
Non-cash R&D expense	782	—
Non-cash interest expense	502	246
Non-cash operating lease expense	(578)	(557)
Write-down of inventory	335	5,344
Change in excess inventory purchase commitments	—	(773)
Stock-based compensation	2,489	4,536
Change in fair value of derivative liability	—	(710)
Changes in operating assets and liabilities:
Accounts receivable	21,399	(13,707)
Inventory	7,347	(5,247)
Prepaid expenses and other current assets	7,378	9,019
Other long-term assets	(2,812)	3,297
Accounts payable	(9,013)	(7,358)
Accrued expense	(25,047)	4,426
Operating lease liabilities	651	616
Deferred revenue	(3,738)	33,416
Other non-current liabilities	—	(3,191)
Net cash used in operating activities	(17,538)	(21,620)
Investing activities:
Purchase of equipment	—	(114)
Net cash used in investing activities	—	(114)
Financing activities:
Proceeds from refund liabilities to customers	—	40,000
Proceeds from the issuance of common stock, net of issuance costs	—	7,178
Proceeds from the sale of stock under employee stock purchase plan	34	367
Payments on debt	(16,000)	—
Net cash (used in) provided by financing activities	(15,966)	47,545
(Decrease) increase in cash, cash equivalents, and restricted cash	(33,504)	25,811
Cash, cash equivalents, and restricted cash at beginning of the period	93,169	151,839
Cash, cash equivalents, and restricted cash at end of the period	$59,665	$177,650

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

Vadadustat, the Company’s lead investigational product candidate, is an investigational oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor designed to mimic the physiologic effect of altitude on oxygen availability. On March 29, 2022, the Company received a complete response letter, or CRL, from the FDA. The CRL provided that the FDA had completed its review of the Company's new drug application, or NDA, for vadadustat for the treatment of anemia due to CKD in adult patients and had determined that it could not approve the NDA in its present form. In October 2022, the Company submitted a Formal Dispute Resolution Request, or FDRR, with the FDA. The FDRR focused on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult DD-CKD patients in light of safety concerns expressed by the FDA in the CRL for dialysis patients related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. In February 2023, the Company received a second interim response from the FDA to the FDRR. In March 2023, the Company had a productive meeting with the FDA, who indicated that it was continuing internal consultation with experts to complete the review and render a decision. FDA has indicated that it has completed internal discussions, and the Company expects a response to the FDRR within the next thirty days. In October 2021, the Company's former collaboration partner, Otsuka Pharmaceutical Co. Ltd., or Otsuka, submitted a Marketing Authorization Application, or MAA, for vadadustat for the treatment of anemia due to CKD in adult patients with DD-CKD and NDD-CKD to the European Medicines Agency, or EMA. In connection with the Termination and Settlement Agreement with Otsuka dated June 30, 2022, or the Termination Agreement, Otsuka transferred the MAA for vadadustat with the EMA to the Company. In April 2023, the European Commission, or EC, approved the marketing authorization of vadadustat under the trade name Vafseo™ for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. Vadadustat is approved in Japan as a treatment for anemia due to CKD in both DD-CKD and NDD-CKD patients under the trade name VafseoTM, and marketed and sold in Japan by Mitsubishi Tanabe Pharma Corporation, or MTPC. Vadadustat is also approved in Korea as a treatment for anemia due to CKD in DD-CKD patients.

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

The Company’s management completed its going concern assessment in accordance with Accounting Standards Codification, or ASC, 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. As of March 31, 2023, the Company had cash and cash equivalents of approximately $57.0 million. Based on its current operating plan, the Company believes that its cash resources will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. If the Company’s operating performance deteriorates significantly from the levels expected in the Company’s operating plan, it could have an effect on the Company’s liquidity and its ability to continue as a going concern in the future. The Company expects to finance future cash needs through product revenue, potential strategic transactions, public or private equity or debt transactions, operating expense management, or a combination of these approaches. Assuming the Company is successful in executing its operating plan, the Company will require additional funding to fund its strategic growth beyond Auryxia or to pursue later stage development and commercial activities for its product candidates and any additional product or product candidates, including those that may be in-licensed or acquired. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund its operating plan for the period anticipated by the Company, or that additional funding will be available on terms acceptable to the Company, or at all.

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

In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or any other future period.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Management has determined that the Company operates in one segment, which is the business of developing and commercializing novel therapeutics for people with kidney disease. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission on March 10, 2023, or the 2022 Annual Report on Form 10-K.

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements for the three months ended March 31, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2022 Annual Report on Form 10-K and are updated below as necessary.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: prepaid and accrued research and development expense, operating lease assets and liabilities, derivative liabilities, refund liabilities to customers, other non-current liabilities, stock-based compensation expense, product and collaboration revenues including various rebates and reserves related to product sales, non-cash interest expense on the liability related to sale of future royalties, inventories, income taxes, intangible assets and goodwill.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

3.Product Revenue and Reserves for Variable Consideration

To date, the Company’s only source of product revenue has been from the U.S. sales of Auryxia. Total net product revenue was $34.8 million and $41.4 million for the three months ended March 31, 2023 and 2022, respectively. The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2023 and 2022 (in thousands):

	Chargebacks and Discounts	Rebates, Fees and other Deductions	Returns	Total
Balance at December 31, 2022	$1,476	$28,990	$887	$31,353
Current provisions related to sales in current year	1,608	16,965	1,578	20,151
Adjustments related to prior year sales	(482)	(1,266)	—	(1,748)
Credits/payments made	(1,997)	(22,321)	(1,631)	(25,949)
Balance at March 31, 2023	$605	$22,368	$834	$23,807

Balance at December 31, 2021	$1,278	$26,625	$475	$28,378
Current provisions related to sales in current year	2,711	21,324	1,359	25,394
Adjustments related to prior year sales	(132)	779	—	647
Credits/payments made	(2,465)	(22,491)	(1,293)	(26,249)
Balance at March 31, 2022	$1,392	$26,237	$541	$28,170

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

Accounts receivable, net related to product sales was approximately $17.3 million and $36.2 million as of March 31, 2023 and December 31, 2022, respectively.

4.License, Collaboration and Other Significant Agreements
During the three months ended March 31, 2023 and 2022, the Company recognized the following revenues from its license, collaboration and other significant agreements and had the following deferred revenue balances as of March 31, 2023:

	Three Months Ended March 31,
	2023	2022
License, Collaboration and Other Revenue:	(in thousands)
MTPC Agreement	$4,162	$7,962
Otsuka U.S. Agreement	—	5,638
Otsuka International Agreement	—	5,503
Total Proportional Performance Revenue	$4,162	$19,103
JT and Torii	1,137	1,148
Total License, Collaboration and Other Revenue	$5,299	$20,251

	March 31, 2023
	Short-Term	Long-Term	Total
Deferred Revenue:	(in thousands)
CSL Vifor Agreement	$—	$43,296	$43,296
Total	$—	$43,296	$43,296

The following table presents changes in the Company’s contract assets and liabilities during the three months ended March 31, 2023 and 2022 (in thousands):

Three Months Ended March 31, 2023	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$1,901	$417	$(1,901)	$417
Prepaid expenses and other current assets	$781	$—	$(781)	$—
Contract liabilities:
Deferred revenue	$47,034	$—	$(3,738)	$43,296

Three Months Ended March 31, 2022
Contract assets:
Accounts receivable(1)	$19,094	$19,542	$(14,320)	$24,316
Prepaid expenses and other current assets	$4,309	$—	$(339)	$3,970
Contract liabilities:
Deferred revenue	$42,380	$60,514	$(27,098)	$75,796
Accounts payable	$3,171	$—	$(2,852)	$319

(1)Excludes accounts receivable from other services related to clinical and regulatory activities performed by the Company on behalf of MTPC that are not included in the performance obligations identified under the MTPC Agreement as of March 31, 2023 and 2022 and December 31, 2022 and 2021. Also excludes accounts receivable related to amounts due to the Company from product sales which are included in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2023 and 2022.

During the three months ended March 31, 2023 and 2022, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended March 31,
Revenue Recognized in the Period:	2023	2022
Amounts included in deferred revenue at the beginning of the period	$3,738	$6,602
Performance obligations satisfied in previous periods	$—	$—

Mitsubishi Tanabe Pharma Corporation Collaboration Agreement
Summary of Agreement
On December 11, 2015, the Company and MTPC entered into the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to vadadustat in Japan and certain other Asian countries, collectively, the MTPC Territory, which was amended effective as of December 2, 2022. In addition, the Company supplies vadadustat to MTPC for both clinical and commercial use in the MTPC Territory. In February 2021, the Company entered into the Royalty Agreement with HCR, whereby the Company sold its right to receive royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 5 for additional information). A more detailed description of the MTPC Agreement and the Company's evaluation of this agreement under ASC 606 can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K.
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
As of March 31, 2023, the transaction price was comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received, comprised of $10.0 million relating to the NDA filing in Japan and $15.0 million relating to regulatory approval of vadadustat in Japan, and (vi) $3.4 million in royalties from net sales of Vafseo. As of March 31, 2023, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. During the three months ended March 31, 2023 and 2022, the Company recognized revenue from MTPC royalties totaling approximately $0.4 million and $0.3 million, respectively. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 5 for additional information). The revenue is classified as license, collaboration and other revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023, the Company recorded $0.2 million in accounts receivable, no deferred revenue, and no contract assets. There were no asset or liability balances classified as long-term in the unaudited condensed consolidated balance sheet as of March 31, 2023.
Supply of Drug Product to MTPC
On July 15, 2020, the Company and its collaboration partner MTPC entered into a supply agreement, or the MTPC Supply Agreement. The MTPC Supply Agreement includes the terms and conditions under which the Company will supply vadadustat drug product to MTPC for commercial use in Japan and certain other Asian countries, as contemplated by the MTPC Agreement. A more detailed description of this supply agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K.
On December 16, 2022, the Company, MTPC, and Esteve Química, S.A., or Esteve, executed an Assignment of Supply Agreement, or the Assignment Agreement, pursuant to which the Supply Agreement between the Company and Esteve (see Note 12), or the Esteve Agreement, was assigned to MTPC. The Assignment Agreement transferred the rights and obligations of the Company under the Esteve Agreement to MTPC, including the obligations under certain purchase orders issued by the Company and accepted by Esteve. As such, the transferred purchase orders will continue to have a binding effect on MTPC to take delivery of the product from Esteve in accordance with the terms of the Esteve Agreement. The Company will have no further obligation to take delivery of, or pay for, product delivered by Esteve under the transferred purchase orders.

The Company recognized $3.7 million and $7.6 million in revenue under the MTPC Supply Agreement during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company recorded no accounts receivable, no deferred revenue and no other current liabilities.
U.S. Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.
On December 18, 2016, the Company entered into a collaboration and license agreement with Otsuka, or the Otsuka U.S. Agreement. The collaboration was focused on the development and commercialization of vadadustat in the United States. The Company was responsible for leading the development of vadadustat, for which it submitted an NDA to the FDA in March 2021, and for which it received the CRL in March 2022. On May 12, 2022, the Company received notice from Otsuka that Otsuka had elected to terminate the Otsuka U.S. Agreement and the April 25, 2017 collaboration and license agreement with Otsuka, or the Otsuka International Agreement. On June 30, 2022, the Company and Otsuka entered into the Termination Agreement, pursuant to which, among other things, the Company and Otsuka agreed to terminate the Otsuka U.S. Agreement and the Otsuka International Agreement as of June 30, 2022.
A more detailed description of this collaboration agreement and the Company's evaluation of this agreement under ASC 606 can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K.
During the three months ended March 31, 2022, the Company recognized collaboration revenue totaling $5.6 million with respect to the Otsuka U.S. Agreement.

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
A more detailed description of this collaboration agreement and the Company's evaluation of this agreement under ASC 606 can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K.
During the three months ended March 31, 2022, the Company recognized collaboration revenue totaling approximately $5.5 million with respect to the Otsuka International Agreement.
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

Under the terms of the Cyclerion Agreement, the Company made an upfront payment of $3.0 million in cash to Cyclerion, which was paid and recorded to research and development expense in June 2021. Substantially all of the fair value of the assets acquired in conjunction with the Cyclerion Agreement was concentrated in the acquired license. As a result, the Company accounted for this transaction as an asset acquisition under ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The upfront payment was charged to expense at acquisition, as it relates to a development stage compound with no alternative future use. In addition, Cyclerion is eligible to receive up to an aggregate of $222.0 million from the Company in specified development and regulatory milestone payments on a product-by-product basis. Cyclerion will also be eligible to receive specified commercial milestones as well as tiered royalties ranging from a low-single-digit- to mid-double-digit percentage of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory. A more detailed description of this agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K.
CSL Vifor License Agreement

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

Similar to the Vifor First Amended Agreement, the Vifor Second Amended Agreement is structured as a profit share arrangement between the Company and CSL Vifor in which the Company will receive approximately 66% of the profit, net of certain pre-specified costs. Under the Vifor Second Amended Agreement, CSL Vifor made an upfront payment to the Company of $25.0 million in lieu of the previously disclosed milestone payment of $25.0 million that CSL Vifor was to pay the Company following approval of vadadustat by the FDA, as established under the Vifor First Amended Agreement.

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

In connection with entering into the Vifor Second Amended Agreement, on February 18, 2022, the Company and CSL Vifor entered into an investment agreement, or the Second Investment Agreement, pursuant to which the Company sold an aggregate of 4,000,000 shares of its common stock, or the 2022 Shares, to CSL Vifor for a total of $20 million on February 22, 2022. The amount representing the premium over the grant date fair value on the date of the transaction, $13.6 million, was determined by the Company to represent the consideration related to the Vifor Second Amended Agreement. CSL Vifor has agreed to a lock-up restriction to not sell or otherwise dispose of the 2022 Shares for a period of time following the effective date of the Second Investment Agreement as well as a customary standstill agreement. In addition, the Second Investment Agreement contains voting agreements made by CSL Vifor with respect to the 2022 Shares. The 2022 Shares have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder, as the transaction did not involve any public offering within the meaning of Section 4(a)(2) of the Securities Act. A more detailed description of the Vifor Second Amended Agreement and the Company's evaluation of this agreement under ASC 606 can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K.

Revenue Recognition
The Company identified one performance obligation in connection with its obligations under the Vifor Second Amended Agreement, which is the License Deliverable, or License Performance Obligation. The transaction price at inception was comprised of: (i) the up-front payment of $25.0 million, (ii) the premium paid by CSL Vifor on the First Investment Agreement of $4.7 million, and (iii) the premium paid by CSL Vifor on the Second Investment Agreement of $13.6 million. Pursuant to the terms of the Vifor Second Amended Agreement, these payments from CSL Vifor are non-refundable and non-creditable against any other amount due to the Company. Also pursuant to the Vifor Second Amended Agreement, if the Centers for Medicare & Medicaid Services, or CMS, determines that vadadustat is excluded from the Transitional Drug Add-on Payment Adjustment, or TDAPA, the Company can terminate the Vifor Second Amended Agreement and will be required to repay the up-front payment and the premiums paid by CSL Vifor in the First Investment Agreement and Second Investment Agreement, respectively. CSL Vifor also agreed that it will not sell or otherwise supply vadadustat until the FDA has granted regulatory approval for vadadustat for the treatment of anemia due to CKD in adult patients with DD-CKD . The Company constrains the variable consideration to an amount for which a significant revenue reversal is not probable. Therefore, the Company determined that the entire transaction price at inception was constrained under ASC 606, and the Company has recorded the transaction price to deferred revenue as of March 31, 2023.

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

The Company has recorded the Working Capital Fund as a refund liability under ASC 606. The Company has determined that the refund liability itself does not represent an obligation to transfer goods or services to CSL Vifor in the future. The Company has therefore determined that this refund liability is not a contract liability under ASC 606. The Company accounted for the refund liability as a debt arrangement with zero coupon interest. The Company imputed interest on the refund liability to the customer at a rate of 15.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield, and the expected repayment period of the Working Capital Fund. The Company recorded an initial discount on the refund liability to the customer and a corresponding deferred gain to the refund liability to customer on the condensed consolidated balance sheet as of the date the funds were received from CSL Vifor, which was March 18, 2022. The discount on the note payable is being amortized to interest expense using the effective interest method over the expected term of the refund liability. The deferred gain is being amortized to interest income on a straight-line basis over the expected term of the refund liability. The amortization of the discount was $0.8 million and immaterial for the three months ended March 31, 2023 and 2022, respectively. The amortization of the deferred gain was $1.0 million and immaterial for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the $40.8 million total refund liability is classified as a long-term refund liability based on management's estimate of potential amounts that could be refundable exceeding a one-year period.
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
On April 17, 2019, the Company and Panion entered into a second amended and restated license agreement, or the Panion Amended License Agreement, which amends and restates in full the Panion License Agreement, effective as of April 17, 2019. The Panion Amended License Agreement provides Keryx with an exclusive license under Panion-owned know-how and patents with the right to sublicense, develop, make, use, sell, offer for sale, import and export ferric citrate worldwide, excluding the Licensor Territory. The Panion Amended License Agreement also provides Panion with an exclusive license under the Keryx-owned patents, with the right to sublicense (with the Company’s written consent), develop, make, use, sell, offer for sale, import and export ferric citrate in certain countries in the Licensor Territory. Under the Panion Amended License Agreement, Panion is eligible to receive from the Company or any sublicensee royalty payments based on a mid-single digit percentage of sales of ferric citrate in the Company’s licensed territories. The Company is eligible to receive from Panion or any sublicensee royalty payments based on a mid-single digit percentage of net sales of ferric citrate in Panion’s licensed territories. A more detailed description of this license agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K.
The Company recognized royalty payments due to Panion of approximately $2.6 million and $2.5 million during the three months ended March 31, 2023 and 2022, respectively, relating to the Company’s sales of Auryxia in the United States and JT and Torii’s net sales of Riona in Japan, as the Company is required to pay a mid-single digit percentage of net sales of ferric citrate in the Company’s licensed territories to Panion under the terms of the Panion Amended License Agreement.
Sublicense Agreement with Japan Tobacco, Inc. and its subsidiary, Torii Pharmaceutical Co., Ltd.
The Company has an Amended and Restated Sublicense Agreement, which was amended in June 2013, with JT and Torii, or the JT and Torii Sublicense Agreement, under which Keryx, the Company’s wholly owned subsidiary, remains the contracting party. Under the JT and Torii Sublicense Agreement, JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate hydrate in Japan. JT and Torii are responsible for the future development and commercialization costs in Japan. A more detailed description of this sublicense agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K.
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
The Company recognized license revenue of $1.1 million during each of the three months ended March 31, 2023 and 2022 related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.
License Agreement with Averoa SAS
On December 22, 2022, the Company and Averoa SAS, or Averoa, entered into a license agreement, or the Averoa License Agreement, pursuant to which the Company granted to Averoa an exclusive license to develop and commercialize ferric citrate, or the Licensed Product, in the European Economic Area, Turkey, Switzerland and the United Kingdom, or the Averoa Territory.
Under the Averoa License Agreement, the Company is entitled to receive tiered, escalating royalties ranging from a mid-single digit percentage to a low double-digit percentage of Averoa's annual net sales in the Averoa Territory, including certain minimum royalty amounts in certain years, and subject to reduction in certain circumstances. The Company and Averoa will establish a joint steering committee to oversee the development, manufacturing and commercialization of the Licensed Product in the Averoa Territory. The Averoa License Agreement expires on the date of expiration of all royalty obligations due thereunder with respect to the Licensed Product on a country-by-country basis in the Averoa Territory, unless earlier terminated in accordance with the agreement.
The Averoa License Agreement provides that the Company and Averoa will enter into a supply agreement pursuant to which the Company will supply the Licensed Product to Averoa for commercial use in the Averoa Territory. The Company will have the right to terminate the supply agreement upon 24 months' notice, which may be provided on or after January 1, 2024. The Company did not receive any consideration under this agreement as of March 31, 2023. A more detailed description of this license agreement can be found in Note 4 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K.

5.Liability Related to Sale of Future Royalties
On February 25, 2021, the Company entered into the Royalty Agreement with HCR, pursuant to which the Company sold to HCR its right to receive royalties and sales milestones for vadadustat in Japan and certain other Asian countries, such countries, collectively, the MTPC Territory, and such payments collectively the Royalty Interest Payments, in each case, payable to the Company under the MTPC Agreement, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. The Company received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement. The Company retains the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. Although the Company sold its right to receive royalties and sales milestones for vadadustat in the MTPC Territory as described above, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue. The Company recognized the proceeds received from HCR as a liability that is being amortized using the effective interest method over the life of the arrangement. At the transaction date, the Company recorded the net proceeds of $44.8 million as a liability. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future net royalty payments to be made to HCR over the term of the Royalty Agreement. The total threshold of net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. The Company imputes interest on the unamortized portion of the liability using the effective interest method. The annual effective interest rate as of March 31, 2023 was 0% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss. On a quarterly basis, the Company reassesses the effective interest rate and adjusts the rate prospectively as needed. A more detailed description of Royalty Agreement can be found in Note 6 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K.

The following table shows the activity within the liability account for the three months ended March 31, 2023:

March 31, 2023
(in thousands)
Liability related to sale of future royalties, beginning balance at December 31, 2022	$57,484
MTPC royalties payable	(425)
Liability related to sale of future royalties, ending balance	$57,059

6.Fair Value of Financial Instruments

Based on the fair value hierarchy, the Company classifies its cash equivalents within Level 1 or Level 2. This is because the Company values its cash equivalents using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

Assets measured or disclosed at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2023
Assets:
Cash and cash equivalents	$56,953	$—	$—	$56,953
	$56,953	$—	$—	$56,953
Liabilities:
Derivative liability	$—	$—	$760	$760
	$—	$—	$760	$760

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2022
Assets:
Cash and cash equivalents	$90,466	$—	$—	$90,466
	$90,466	$—	$—	$90,466
Liabilities:
Derivative liability	$—	$—	$760	$760
	$—	$—	$760	$760

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

The potential events of default assessed include failure to maintain, on an annual basis, a minimum liquidity threshold which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. The Company recorded a derivative liability related to the Company’s Loan Agreement with Pharmakon of $0.8 million as of March 31, 2023 and December 31, 2022. The Company classified the derivative liability as a non-current liability on the unaudited condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022. The estimated fair value of the derivative liability on both March 31, 2023 and December 31, 2022 was determined using a scenario-based approach and discounted cash flow model that includes principal and interest payments under various scenarios involving clinical development success for vadadustat and various cash flow assumptions. The Company used a 0% probability of clinical development success due to receipt of the CRL from the FDA for vadadustat. Should the Company’s assessment of the probabilities around these scenarios change, including for changes in market conditions, there could be a change to the fair value of the derivative liability.

The following table provides a roll-forward of the fair value of the derivative liability (in thousands):

Balance at December 31, 2022	$760
Change in fair value of derivative liability, recorded as other income	—
Balance at March 31, 2023	$760

The Company had no other assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2023 and December 31, 2022.

7.Inventory

The components of inventory are summarized as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Raw materials	$503	$610
Work in process	8,100	8,086
Finished goods	12,504	13,676
Total inventory	$21,107	$22,372

Long-term inventory, which primarily consists of raw materials and work in process, is included in other assets in the Company’s unaudited condensed consolidated balance sheets.

	March 31, 2023	December 31, 2022
	(in thousands)
Balance Sheet Classification:
Inventory	$20,604	$21,762
Other assets	503	610
Total inventory	$21,107	$22,372

Inventory amounts written down as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold totaled $0.3 million and $5.3 million during the three months ended March 31, 2023 and 2022, respectively. The decrease in inventory amounts written down for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to lower write-downs to inventory reserves related to expired inventory. Inventory write-downs are recorded as a component of cost of goods sold in the unaudited condensed consolidated statement of operations.

8.Intangible Assets and Goodwill
Intangible Assets
The following table presents the Company’s intangible assets at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Gross Carrying Value	Accumulated Amortization	Total
Intangible assets:
Developed product rights for Auryxia	$213,603	$(150,529)	$63,074
Total	$213,603	$(150,529)	$63,074

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Total
Intangible assets:
Developed product rights for Auryxia	$213,603	$(141,519)	$72,084
Total	$213,603	$(141,519)	$72,084

The Company amortizes its definite-lived intangible assets using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life of six years. The Company recorded $9.0 million in amortization expense related to the developed product rights for Auryxia during each of the three months ended March 31, 2023 and 2022.

Goodwill
The Company's goodwill results from the acquisition of Keryx in December 2018. Goodwill was $55.1 million as of March 31, 2023 and December 31, 2022. The Company operates in one operating segment which the Company considers to be the only reporting unit. Goodwill is evaluated for impairment at the reporting unit level on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Events that could indicate impairment and trigger an interim impairment assessment include, but are not limited to, an adverse change in current economic or market conditions, including a significant prolonged decline in market capitalization, a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action by a regulator. During the three months ended March 31, 2023, the Company evaluated business factors, including the Company's market capitalization as impacted by the continued decline in the Company's stock price and the Company's negative carrying value as of March 31, 2023 to determine if there were events or changes in circumstance to indicate that the fair value of the reporting unit was less than its carrying value. The Company performed a qualitative interim impairment assessment of the Company's goodwill balance as of the three months ended March 31, 2023. The Company determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value and, therefore, did not perform a further quantitative interim impairment test for any period.

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

9.Accrued Expenses

Accrued expenses as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Product revenue allowances	$22,368	$29,005
Accrued clinical	1,148	5,755
Accrued payroll and related	5,717	11,481
Lease liability	5,160	4,744
Royalties	2,636	3,804
Professional fees	1,621	1,734
Accrued commercial manufacturing	1,299	4,310
Accrued restructuring	1,286	2,751
Accrued other	5,132	7,413
Total accrued expenses	$46,367	$70,997

10.Debt

Term Loans
On November 11, 2019, the Company, with Keryx as guarantor, entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to the Company in two tranches, subject to certain terms and conditions, or the Term Loans. BioPharma Credit PLC subsequently transferred its interest in the Term Loans, solely in its capacity as a lender, to its affiliate, BPCR Limited Partnership. The Collateral Agent and the lenders are collectively referred to as Pharmakon. The first tranche of $80.0 million, or Tranche A, was drawn on November 25, 2019, or the Tranche A Funding Date, and the second tranche of $20.0 million, or Tranche B, was drawn on December 10, 2020, or the Tranche B Funding Date. Each of the Tranche A Funding Date and the Tranche B Funding Date, a Funding Date. The Tranche A draw was $77.3 million, net of facility fee, other expenses incurred by Pharmakon and reimbursed by the Company, or Lender Expenses, and issuance costs. The Tranche B draw was $20.0 million, net of immaterial Lender Expenses and issuance costs.

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

The Term Loans bear interest at a floating rate per annum equal to the three-month LIBOR rate plus 7.50%, subject to a 2.00% LIBOR floor and a 3.35% LIBOR cap, payable quarterly in arrears. The Term Loans will mature on the fifth anniversary of the Tranche A Funding Date, or the Maturity Date. The Company is required to repay the principal under the Term Loans in equal quarterly payments starting on the 33rd-month anniversary of the applicable Funding Date, or the Amortization Schedule. During the three months ended March 31, 2023, the Company made two quarterly principal payments under the Term Loans totaling $16.0 million. Under certain circumstances, unless certain liquidity conditions are met, the Maturity Date may decrease by up to one year, and the Amortization Schedule may correspondingly commence up to one year earlier.

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

The Loan Agreement contains customary representations, warranties, events of default and covenants of the Company and its subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia which started in the fourth quarter of 2020. On February 18, 2022, the Loan Agreement was amended by the First Amendment and Waiver, which waived the provision under the Loan Agreement that required the Company to not be subject to any qualification as a going concern within the Company's 2021 Annual Report on

Form 10-K. Pursuant to the First Amendment and Waiver, the Company's filings of Form 10-Q for fiscal quarters ending June 30, 2022 and September 30, 2022, and its future Annual Reports on Form 10-K, must not be subject to any qualification as to going concern, which requirement as to the Company's filings on Form 10-Q was waived in the Second Amendment and Waiver. If the Company does not satisfy the covenant as to going concern in any of these filings, the Company will be in default under the Loan Agreement. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of March 31, 2023 and December 31, 2022, the Company determined that no events of default had occurred.

On July 15, 2022, or the Effective Date, the Company and Pharmakon entered into the Second Amendment and Waiver, or the Second Amendment and Waiver, which amended and waived certain provisions of the Loan Agreement, as amended by the First Amendment and Waiver.

Pursuant to the Second Amendment and Waiver, on the Effective Date, the Company made a $5.0 million prepayment of the principal of the tranche A loan, or the Second Amendment Effective Date Tranche A Prepayment, and a $20.0 million prepayment of principal of the tranche B loan, or the Second Amendment Effective Date Tranche B Prepayment, in each case, together with any and all accrued and unpaid interest on such prepayments of principal to the Effective Date. In connection therewith, the Company also paid $0.5 million in prepayment premiums under the Loan Agreement. During the three months ended September 30, 2022, the Company recorded a debt extinguishment loss of $0.9 million. A more detailed description of Second Amendment and Waiver can be found in Note 11 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K.

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

The fair value of the derivative liability related to the Company’s Loan Agreement with Pharmakon was $0.8 million as of March 31, 2023 and December 31, 2022. The Company classified the derivative liability as a non-current liability on the unaudited condensed consolidated balance sheet as of March 31, 2023.

The Company recognized interest expense related to the Loan Agreement of $1.8 million and $2.7 million during the three months ended March 31, 2023 and 2022, respectively.

11.Stockholders’ Equity
Authorized and Outstanding Capital Stock
On June 5, 2020, the Company filed a Certificate of Amendment to its Ninth Amended and Restated Certificate of Incorporation, or its Charter, to increase the number of authorized shares of common stock from 175,000,000 to 350,000,000. As of March 31, 2023, the authorized capital stock of the Company included 350,000,000 shares of common stock, par value $0.00001 per share, of which 185,835,946 and 184,135,714 shares were issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which no shares were issued and outstanding as of March 31, 2023 and December 31, 2022.
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
Equity Plans
The Company maintains one stock incentive plan, the 2014 Incentive Plan, or the 2014 Plan, as well as the 2014 Employee Stock Purchase Plan, or the 2014 ESPP. The 2014 Plan replaced the Company’s Amended and Restated 2008 Equity Incentive Plan, or the 2008 Plan, however, options or other awards granted under the 2008 Plan prior to the adoption of the 2014 Plan that have not been settled or forfeited remain outstanding and effective. On June 6, 2019, the Company’s stockholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or the ESPP. The Company also maintains an inducement award program that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the three months ended March 31, 2023, the Company granted 22,000 options to purchase shares of the Company’s common stock to new hires as inducements material to such employees' entering into employment with the Company, of which 22,000 options remained outstanding as of March 31, 2023.
The 2014 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, RSUs, performance awards and other awards convertible into or otherwise based on shares of the Company’s common stock. Dividend equivalents may also be provided in connection with an award under the 2014 Plan. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2014 Plan. The Company initially reserved 1,785,000 shares of its common stock for the issuance of awards under the 2014 Plan. The 2014 Plan provides that the number of shares reserved and available for issuance under the 2014 Plan will automatically increase annually on January 1 of each calendar year, by an amount equal to three percent (3%) of the number of the Company's outstanding shares on a fully diluted basis as of the close of business on the immediately preceding December 31, or the 2014 Plan Evergreen Provision. The Company’s Board of Directors may act prior to January 1 of any year to provide that there will be no automatic increase in the number of Akebia Shares available for grant under the 2014 Plan for that year (or that the increase will be less than the amount that would otherwise have automatically been made). On December 12, 2018, in connection with the consummation of the merger, or the Merger, whereby Keryx Biopharmaceuticals, Inc., or Keryx, became a wholly owned subsidiary of the Company, the Company assumed outstanding and unexercised options to purchase Keryx's stock, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, under the following Keryx equity plans, or the Keryx Equity Plans: the Keryx 1999 Share Option Plan, the Keryx 2004 Long-Term Incentive Plan, the Keryx 2007 Incentive Plan, the Keryx Amended and Restated 2013 Incentive Plan, and the Keryx 2018 Equity Incentive Plan, or the Keryx 2018 Plan. In addition, the number of Keryx Shares available for issuance under the Keryx 2018 Plan, as adjusted by the Exchange Multiplier pursuant to the terms of the Merger Agreement, may be used for awards granted by the Company under its 2014 Plan, or the Assumed Shares, provided that the Company uses the Assumed Shares for individuals who were not employees or directors of the Company prior to the consummation of the Merger.

The Company grants annual service-based stock options to employees and directors and SARs to certain executives under the 2014 Plan. During the three months ended March 31, 2023, the Company issued 2,489,500 options to employees under the 2014 Plan. During the three months ended March 31, 2023, the Company issued 635,313 SARs to one executive under the 2014 Plan. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. Options and SARs granted by the Company generally vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options and SARs generally vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options and SARs generally expire 10 years after the date of grant.

The Company also grants performance-based stock options to employees under the 2014 Plan. The Company issued no performance-based stock options under the 2014 Plan during the three months ended March 31, 2023. The performance-based stock options granted by the Company generally vest in connection with the achievement of specified commercial, regulatory and corporate milestones. The performance-based stock options also generally feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of options granted and recognized over time based on the probability of meeting such commercial, regulatory and corporate milestones.

The Company also grants annual service-based restricted stock units, or RSUs, to employees and directors under the 2014 Plan. The Company also occasionally issues RSUs not in connection with the annual grant process to employees and directors. During the three months ended March 31, 2023, the Company issued 2,459,675 RSUs to employees and no RSUs to directors under the 2014 Plan. Generally, RSUs granted by the Company vest in one of the following ways: (i) 100% of each RSU grant vests on the first anniversary of the grant date, (ii) one third of each RSU grant vests on the first, second and third anniversaries of the grant date, (iii) 50% of each RSU grant vests on the first anniversary and 25% of each RSU grant vests every six months after the one year anniversary of the grant date, or (iv) one third of each RSU grant vests on the first anniversary and the remaining two thirds vests in eight substantially equal quarterly installments beginning after the one year anniversary, subject, in each case, to the individual’s continued service through the applicable vesting date. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized on a straight-line basis over the vesting period.

The Company also grants performance-based restricted stock units, or PSUs, to employees under the 2014 Plan. The Company issued no PSUs during the three months ended March 31, 2023. The PSUs granted by the Company generally vest in connection with the achievement of specified commercial, regulatory and corporate milestones. The PSUs also generally feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized over time based on the probability of meeting such commercial, regulatory and corporate milestones.
The ESPP provides for the issuance of options to purchase shares of the Company’s common stock to participating employees at a discount to their fair market value. As noted above, the Company’s stockholders approved the ESPP, which amended and restated the Company’s 2014 ESPP, on June 6, 2019. As of March 31, 2023, the maximum aggregate number of shares of the Company’s common stock available for future issuance under the ESPP is 4,734,495. Under the ESPP, each offering period is six months, at the end of which employees who elect to purchase shares of the Company’s common stock through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of eighty-five percent (85%) of the closing price of the Company’s common stock at the beginning or end of the offering period. The Company issued 103,500 shares under the ESPP during the three months ended March 31, 2023.

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

The term of the Cambridge Lease with respect to the office space expires on September 11, 2026, with one five-year extension option available. The term of the Boston Lease office space expires on July 31, 2031, with an extension option for one additional five-year term available. The renewal options in these real estate leases were not included in the calculation of the operating lease assets and operating lease liabilities as the renewal is not reasonably certain. The term of the Cambridge Lease with respect to the lab space expires on January 31, 2025, with an extension option for one additional period through September 11, 2026. The renewal option in this real estate lease was included in the calculation of the operating lease assets and operating lease liabilities as the renewal is reasonably certain. The lease agreements do not contain residual value guarantees. Operating lease costs were $1.8 million for each of the three months ended March 31, 2023 and 2022. Cash paid for amounts included in the measurement of operating lease liabilities was $1.7 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively.

In September 2019, Keryx entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc., or Foundation. The sublease was subject and subordinate to the Boston Lease between Keryx and the landlord. The term of the sublease commenced on October 16, 2019, upon receipt of the required consent from the landlord for the sublease agreement, and expired on February 27, 2023. Foundation was obligated to pay Keryx rent that approximated the rent due from Keryx to its landlord with respect to the Boston Lease. Sublease rental income is recorded to other income. Keryx was obligated for all payment terms pursuant to the Boston Lease, and the Company guaranteed Keryx’s obligations under the sublease. Keryx recorded $0.3 million and $0.5 million in sublease rental income from Foundation during the three months ended March 31, 2023 and 2022, respectively.

The Company has not entered into any material short-term leases or financing leases as of March 31, 2023.

The total security deposit in connection with the Cambridge Lease is $1.6 million as of March 31, 2023. Additionally, the Company recorded $1.1 million for the security deposit under the Boston Lease. The Cambridge Lease and the Boston Lease have their security deposits in the form of a letter of credit, all of which are included as restricted cash in prepaid expenses and other current assets in the Company’s unaudited condensed consolidated balance sheets as of March 31, 2023.

As of March 31, 2023, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter are as follows:

Operating Lease Payments

Remaining 2023	$5,248
2024	8,162
2025	8,289
2026	6,132
2027	$2,570
Thereafter	$9,631
Total	$40,032

In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.65% to 7.25%, which were based on the remaining lease term at either the date of adoption of ASC 842 or the effective date of any subsequent lease term extensions. As of March 31, 2023, the remaining lease terms ranged from 3.45 years to 8.34 years. As of March 31, 2023, the following represents the difference between the remaining undiscounted minimum rental commitments under non-cancelable leases and the operating lease liabilities:

Operating Leases
(in thousands)
Undiscounted minimum rental commitments	$40,032
Present value adjustment using incremental borrowing rate	(7,452)
Operating lease liabilities	$32,580

Manufacturing Agreements
As a result of the Merger, the Company's contractual obligations include Keryx’s commercial supply agreements with BioVectra Inc., or BioVectra, and Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.
Pursuant to the Manufacture and Supply Agreement with BioVectra and the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement with BioVectra, the Company agreed to purchase minimum quantities of Auryxia drug substance annually at predetermined prices as well as reimburse BioVectra for certain costs in connection with construction of a new facility for the manufacture and supply of Auryxia drug substance.
On December 22, 2022, the Company and BioVectra entered into the BioVectra Termination Agreement, pursuant to which the parties agreed, among other things, to terminate, effective immediately, any and all existing agreements entered into between the parties in connection with the manufacture and supply, by BioVectra to the Company, of Auryxia drug substance. Under the terms of the BioVectra Termination Agreement, each of the Company and BioVectra have released one another from all existing and future claims and liabilities and the return of certain materials and documents. Furthermore, as it relates to all open purchase orders, BioVectra is relieved from any obligations to manufacture any product or perform services under any such open purchase orders, and the Company is relieved from any obligations to purchase any product under such open purchase orders. The Company is also relieved from any obligations to pay any outstanding invoices related to performance by BioVectra of services and all other obligations under the agreements. In addition, the Company agreed to pay BioVectra a total of $32.5 million consisting of (i) an upfront payment of $17.5 million and (ii) six quarterly payments of $2.5 million commencing in April 2024, totaling $15.0 million. The upfront payment of $17.5 million was made during the quarter ended December 31, 2022 and was recognized to cost of goods sold. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognized a liability and corresponding expense for the remaining termination fees based on estimated fair value as of December 22, 2022, or the BioVectra Effective Date. The Company imputed interest on the liability for the remaining termination fees at a rate of 17.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield, and expected repayment period of the remaining termination fees. The Company recorded an initial discount on the remaining termination fees on the consolidated balance sheet as of the BioVectra Effective Date. This resulted in the recording of a liability and corresponding charge to cost of goods sold of $11.2 million during the quarter ended December 31, 2022. The discount on the liability balance is being amortized to interest expense using the effective interest rate method over the term of the liability. The amortization of the discount was $0.5 million for the three months ended March 31, 2023.

Pursuant to the Master Manufacturing Services and Supply Agreement between the Company and Siegfried, as amended (the most recent amendment having been executed on February 28, 2023), or the Siegfried Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at a predetermined price. The term of the Siegfried Agreement expires on December 31, 2024, unless otherwise agreed by the parties and subject to the Company's option to extend the term through December 31, 2026 by providing 12 months’ prior written notice to Siegfried. The Siegfried Agreement provides the Company and Siegfried with certain early termination rights. As of March 31, 2023, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $23.9 million through the end of 2024.

On April 9, 2019, the Company entered into a Supply Agreement with Esteve Química, S.A., or Esteve, or the Esteve Agreement. The Esteve Agreement included the terms and conditions under which Esteve would manufacture vadadustat drug substance for commercial use. Pursuant to the Esteve Agreement, the Company provided rolling forecasts to Esteve on a quarterly basis, or the Esteve Forecast. The Esteve Forecast reflected the Company’s needs for vadadustat drug substance produced by Esteve over a certain number of months, represented as a quantity of vadadustat drug substance per calendar quarter. The parties agreed to a volume-based pricing structure under the Esteve Agreement. On December 16, 2022, the Company, MTPC, and Esteve executed the Assignment Agreement, pursuant to which the Supply Agreement between the Company and Esteve was assigned to MTPC. The Assignment Agreement transferred the rights and obligations of the Supply Agreement to MTPC, specifically including the obligations under certain purchase orders issued by the Company and accepted by Esteve. As such, the Company will have no further obligation to take delivery of or pay for product delivered by Esteve under the transferred Esteve Agreement and the purchase orders.
On March 11, 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement. The Patheon Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use. Pursuant to the Patheon Agreement, the Company provides Patheon a long-term forecast on an annual basis, as well as short-term forecasts on a quarterly basis, or the Patheon Forecast. The Patheon Forecast reflects the Company’s needs for commercial supply of vadadustat drug product produced by Patheon, represented as a quantity of drug product per calendar quarter. The parties have agreed to a volume-based pricing structure under the Patheon Agreement. The Patheon Agreement has an initial term beginning March 11, 2020 and ending June 30, 2023 and automatically renews for successive one-year terms unless either party gives the other party eighteen months' prior written notice. The current term of the Patheon Agreement ends June 30, 2025. Pursuant to the Patheon Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug product from Patheon. As of March 31, 2023, the Company had a minimum commitment with Patheon for $3.1 million through the third quarter of 2023.

On April 2, 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, as amended on April 15, 2021, or the WuXi STA DS Agreement. The WuXi STA DS Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat drug substance for commercial use. Pursuant to the WuXi STA DS Agreement, the Company provides rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA DS Forecast. The WuXi STA DS Forecast reflects the Company’s needs for vadadustat drug substance produced by WuXi STA over a certain number of quarters. The parties have agreed to a volume-based pricing structure under the WuXi STA DS Agreement. The WuXi STA DS Agreement has an initial term of four years, beginning April 2, 2020 and ending April 2, 2024. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from WuXi STA. As of March 31, 2023, the Company has committed to purchase $15.3 million of vadadustat drug substance from WuXi STA through the end of 2023.
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

Other Third-Party Contracts
The Company contracts with various organizations to conduct research and development activities with remaining contract costs to the Company of approximately $77.6 million at March 31, 2023. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

Litigation and Related Matters
From time to time, the Company may become subject to legal proceedings and claims which arise in the ordinary course of its business. Consistent with ASC 450, Contingencies, the Company’s policy is to record a liability if a loss in a significant legal dispute is considered probable and an amount can be reasonably estimated. The Company provides disclosure when a loss in excess of any reserve is reasonably possible, and if estimable, the Company discloses the potential loss or range of possible loss. Significant judgment is required to assess the likelihood of various potential outcomes and the quantification of loss in those scenarios. The Company’s estimates change as litigation progresses and new information comes to light. Changes in Company estimates could have a material impact on the Company’s results and financial position. As of March 31, 2023, the Company does not have any significant legal disputes that require a loss liability to be recorded. The Company continually monitors the need for a loss liability for litigation and related matters.

13.Net Loss per Share

For purposes of the diluted net loss per share calculation, preferred stock, stock options, restricted stock, RSUs and SARs are considered to be common stock equivalents and have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented in the unaudited condensed consolidated statement of operations and comprehensive loss. The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	As of March 31,
	2023	2022
Outstanding stock options and SARs	14,113,067	14,187,899
Unvested restricted stock units	6,460,421	5,782,635
Total	20,573,488	19,970,534

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission, or the SEC, on March 10, 2023, or the 2022 Annual Report on Form 10-K, including the audited consolidated financial statements and related notes therein. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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
•Vafseo™ (vadadustat), an oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor, is approved in Europe for the treatment of symptomatic anemia due to chronic kidney disease, or CKD, in adult patients on chronic maintenance dialysis. Vadadustat is also approved in Japan for the treatment of anemia due to CKD in adult patients on dialysis and not on dialysis. Additionally, vadadustat is approved in Korea as an anemia treatment for patients with CKD on hemodialysis. Vadadustat is also under regulatory review for the treatment of anemia due to CKD in Australia, Taiwan and other countries. We continue to pursue a path to potentially gain approval for vadadustat in the U.S. Further, we have several lifecycle management and indication expansion opportunities currently under evaluation or in development for vadadustat.
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
Vadadustat

We are seeking regulatory approval in the United States for vadadustat as an oral treatment of anemia in adult DD-CKD patients. We and Mitsubishi Tanabe Pharma Corporation, or MTPC, are also seeking regulatory approval for vadadustat as a treatment for anemia in adult DD-CKD and NDD-CKD patients in the United Kingdom, Switzerland and Australia, and Taiwan, respectively.

In April 2023, the European Commission, or EC, approved the marketing authorization of vadadustat under the trade name Vafseo™ for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis, which is applicable to all 27 European Union member states and Iceland, Norway and Liechtenstein. Following the termination of our U.S. and international collaboration agreements with Otsuka in June 2022, we regained full rights to vadadustat in Europe, Australia, China, Canada, Latin America, the Middle East and Russia. As we do not have a commercial presence in Europe, we are seeking a partner in Europe and will support the partner’s launch of vadadustat. We are seeking to identify and secure a partner that can effectively facilitate treatment of as many people as would benefit from vadadustat, thus maximizing the value of the asset.

We submitted a New Drug Application, or NDA, to the FDA for vadadustat in March of 2021. On March 29, 2022, the FDA issued a complete response letter, or CRL, to our NDA for vadadustat. The FDA concluded that the data in the NDA do not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. The FDA expressed safety concerns noting failure to meet non-inferiority in MACE in the non-dialysis patient population, the increased risk of thromboembolic events, driven by vascular access thrombosis in dialysis patients, and the risk of drug-induced liver injury. We believe there are compelling data supporting a positive benefit-risk profile for the use of vadadustat broadly in patients with CKD, including non-dialysis patients though we have always remained cautious about receiving a broad label for vadadustat that would extend to non-dialysis patients with anemia due to CKD. As such, we began the process to dispute the FDA ruling, and in October 2022, we submitted a Formal Dispute Resolution Request, or FDRR, with the FDA regarding the CRL, specifically related to DD-CKD adult patients. The appeal focused on the favorable balance of the benefits and risks of vadadustat for the treatment of adult DD-CKD patients in light of safety concerns expressed by the FDA in the CRL related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. In February 2023, we received a second interim response from the FDA to the FDRR. In March 2023, we had a productive meeting with the FDA, who indicated that it was continuing internal consultation with experts to complete the review and render a decision. The FDA has indicated that it has completed internal discussions, and we expect a response to the FDRR within the next thirty days.

Following the termination of our collaboration agreement with Otsuka Pharmaceutical Co. Ltd., or Otsuka, we own full rights to vadadustat in the U.S., subject to our licensing agreement with CSL Vifor. If we obtain FDA approval of vadadustat for DD-CKD adult patients, we plan to commercialize vadadustat in the United States with CSL Vifor.

Leveraging our learnings from the research and development of vadadustat, and a breadth of scientific expertise on the HIF pathway, we believe there is potential to leverage HIFs to treat other hypoxic conditions and to explore the use of HIFs in acute settings. We believe this potential applies to vadadustat as well as other preclinical assets we are internally developing.

Regarding broader uses of vadadustat, in July 2020 we partially funded an investigator-sponsored clinical trial conducted by The University of Texas Health Science Center at Houston, or UTHealth, in Houston, Texas, evaluating the use of vadadustat as a potential therapy to prevent and treat acute respiratory distress syndrome, or ARDS, in adult patients who have been hospitalized due to COVID-19 and hypoxemia (O2 saturation ≤94%). The study was a phase 2, randomized, double-blind, placebo-controlled trial that measured the proportion of patients who had scores of 6, 7, or 8 on the National Institute of Allergy and Infectious Disease Ordinal Scale, or NIAID-OS, at Day 7 and Day 14, with Day 14 being the primary endpoint. While the study missed the primary endpoint, the data, detailed in the Clinical Development Program section, were encouraging. For reference, subjects receiving vadadustat demonstrated 94% probability for conferring benefit on the NIAID-OS at Day 14, slightly below the primary superiority threshold of >95% probability. We believe vadadustat has the potential to prevent the worsening of ARDS more broadly since the mechanism underlying the benefits are not specific to COVID-19, and we will further explore vadadustat in an acute care setting.

Operating Overview
We have incurred net losses in each year since inception. Our net losses were $26.2 million and $62.4 million for the three months ended March 31, 2023 and 2022, respectively. Substantially all of our net losses resulted from costs incurred in connection with the continued commercialization of Auryxia and development efforts relating to vadadustat, including conducting clinical trials of, and seeking regulatory approval for, vadadustat, providing general and administrative support for these operations and protecting our intellectual property.

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
•continue to repay, and pay any associated pre-payment penalties, if applicable, the senior secured term loans in an aggregate principal amount of $51.0 million as of March 31, 2023, or the Term Loans, that were made available to us pursuant to the loan agreement that we entered into with funds managed by Pharmakon Advisors LP, or Pharmakon, in November 2019, or the Loan Agreement;
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
We have not generated, and may not generate, enough product revenue to realize net profits from product sales. We have no manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize contract research organizations, or CROs, to carry out our clinical development activities. If we obtain marketing approval for vadadustat, and as we continue to commercialize Auryxia, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect to finance future cash needs through product revenue, potential strategic transactions, public or private equity or debt transactions, or a combination of these approaches. If we are unable to raise additional capital in sufficient amounts when needed or on attractive terms, we may not be able to pursue development and commercial activities related to Auryxia and vadadustat, if approved, or any additional products and product candidates, including those that may be in-licensed or acquired. Any of these events could significantly harm our business, financial condition and prospects.

From inception through March 31, 2023, we raised approximately $793.5 million of net proceeds from the sale of equity, including $519.8 million from various underwritten public offerings, $223.7 million from at-the-market offerings, or ATM offerings, pursuant to prior sales agreements with Cantor Fitzgerald & Co., and $70.0 million from the sale of 7,571,429 shares of common stock to CSL Vifor. As of March 31, 2023, through our collaboration agreement with MTPC and our prior collaboration agreements with Otsuka we received approximately $837.1 million in cost-share funding, and are not entitled to receive any additional cost-share funding. On June 30, 2022, we entered into the Termination and Settlement Agreement, or the Termination Agreement, with Otsuka, pursuant to which we received a nonrefundable and non-creditable payment of $55.0 million in consideration for the covenants and agreements set forth in the Termination Agreement.
On November 11, 2019, we entered into the Loan Agreement pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. On July 15, 2022, or the Effective Date, we entered into the Second Amendment and Waiver with BioPharma Credit PLC, or the Collateral Agent, BPCR Limited Partnership, as a Lender, and BioPharma Credit Investments V (Master) LP, as a Lender, or the Second Amendment and Waiver, which amends and waives certain provisions of the Loan Agreement as amended by the First Amendment and Waiver between the Collateral Agent, the Lenders and us, dated February 18, 2022. The Collateral Agent and the Lenders are collectively referred to as Pharmakon. Pursuant to the Second Amendment and Waiver, we made prepayments totaling $25.0 million together with a prepayment premium of $0.5 million plus all accrued and unpaid interest on such prepayments of principal to the Effective Date, and Pharmakon agreed to waive or modify certain covenants in the Loan Agreement. In addition, on February 25, 2021, we received an upfront payment of $44.8 million (net of certain transaction expenses) in connection with our sale to HealthCare Royalty Partners IV, L.P., or HCR, of the right to receive all royalties and sales milestones payable to us under our collaboration agreement with MTPC, or the MTPC Agreement, subject to certain caps and other terms and conditions described elsewhere in this Quarterly Report on Form 10-Q. Finally, on February 18, 2022, we entered into a Second Amended and Restated License Agreement, or the Vifor Second Amended Agreement, with CSL Vifor. Pursuant to the Vifor Second Amended Agreement, CSL Vifor made an upfront payment to us of $25.0 million in lieu of the previously disclosed milestone payment of $25.0 million that CSL Vifor was to pay to us following approval of vadadustat by the FDA. Also pursuant to the Vifor Second Amended Agreement, Vifor contributed $40 million to a working capital fund established to partially fund our costs of purchasing vadadustat from our contract manufacturers, or the Working Capital Fund, which amount of funding will fluctuate, and which funding we are required to repay to CSL Vifor over time.

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
We expect our revenue to continue to be generated primarily from our commercial sales of Auryxia, our collaborations with MTPC and Japan Tobacco, Inc., and its subsidiary, Torii Pharmaceutical Co., Ltd., collectively JT and Torii, and any other collaborations into which we have entered or may enter. We will not recognize any future revenue pursuant to our former collaborations with Otsuka.

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
As a result of the merger whereby Keryx Biopharmaceuticals, Inc., or Keryx, became a wholly owned subsidiary of ours, and the application of purchase accounting, costs of goods sold also includes both amortization expense and, if applicable, impairment charges associated with the fair value of the developed product rights for Auryxia. The fair value of the developed product rights for Auryxia is being amortized over its estimated useful life, which as of March 31, 2023 is estimated to be six years.

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
•the cost of acquiring, developing and manufacturing clinical trial materials through CMOs;
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

From inception through March 31, 2023, we have incurred $1.6 billion in research and development expenses. We expect to incur significant research and development expenditures for the foreseeable future as we continue the development of Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Vadadustat external costs	$6,440	$17,153
External costs for other programs	2,475	6,353
Total external research and development expenses	8,915	23,506

Headcount, consulting, facilities and other	10,771	20,327
Total research and development expenses	$19,686	$43,833

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

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended		Increase
	March 31, 2023	March 31, 2022	(Decrease)
	(in thousands)
Revenues:
Product revenue, net	$34,828	$41,448	$(6,620)
License, collaboration and other revenue	5,299	20,251	(14,952)
Total revenues	40,127	61,699	(21,572)
Cost of goods sold:
Product	10,473	22,333	(11,860)
Amortization of intangibles	9,011	9,011	—
Total cost of goods sold	19,484	31,344	(11,860)
Operating expenses:
Research and development	19,686	43,833	(24,147)
Selling, general and administrative	25,221	44,327	(19,106)
License expense	568	688	(120)
Restructuring	106	—	106
Total operating expenses	45,581	88,848	(43,267)
Operating loss	(24,938)	(58,493)	33,555
Other expense, net	(1,279)	(3,928)	2,649
Net loss	$(26,217)	$(62,421)	$36,204

Product Revenue, Net. Net product revenue is derived from sales of our only commercial product in the United States, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $34.8 million for the three months ended March 31, 2023, compared to $41.4 million for the three months ended March 31, 2022. The decrease was primarily due to a reduction in inventory of Auryxia by certain customers as well as a decline in volume, partially offset by a higher net price per tablet.

License, Collaboration and Other Revenue. License, collaboration and other revenue was $5.3 million for the three months ended March 31, 2023, compared to $20.3 million for the three months ended March 31, 2022. The decrease was primarily due to a reduction in revenue from the Otsuka collaboration agreement because on June 30, 2022, we and Otsuka entered into the Termination Agreement, which, among other things, terminated the cost sharing arrangement under the Otsuka collaboration agreement for the United States, or the Otsuka U.S. Agreement, and the Otsuka collaboration agreement for certain territories outside the United States, or the Otsuka International Agreement. We will not recognize any future revenue under the Otsuka U.S. Agreement or the Otsuka International Agreement. Additionally, on December 16, 2022, we, MTPC, and Esteve Química, S.A., or Esteve, executed an Assignment of Supply Agreement, or the Assignment Agreement, pursuant to which the supply agreement between us and Esteve, or the Esteve Agreement, was assigned to MTPC. The Assignment Agreement transferred the rights and obligations of the Esteve Agreement to MTPC, including the obligations under certain purchase orders issued by us and accepted by Esteve. Therefore, we expect significantly less revenue in the future under our supply agreement with MTPC.

Cost of Goods Sold - Product. Cost of goods sold of $10.5 million for the three months ended March 31, 2023 consisted of costs associated with the manufacturing of Auryxia and supply of Vafseo to MTPC for commercial sale in Japan and $0.3 million related to excess and obsolescence reserves associated with inventory.

Cost of goods sold of $22.3 million for the three months ended March 31, 2022 consisted of costs associated with the manufacturing of Auryxia and supply of Vafseo to MTPC for commercial sale in Japan, and $5.3 million related to excess and obsolescence reserves associated with Auryxia partially offset by a $0.8 million reduction to the liability for excess purchase commitments.

Cost of Goods Sold - Amortization of Intangibles. Amortization of intangibles relates to the acquired developed product rights for Auryxia, which is being amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of intangibles during each of the three months ended March 31, 2023 and 2022 was $9.0 million.

Research and Development Expenses. Research and development expenses were $19.7 million for the three months ended March 31, 2023, compared to $43.8 million for the three months ended March 31, 2022, a decrease of $24.1 million. The decrease was primarily due to the following:

(in millions)
Vadadustat development expenses	$(10.7)
Headcount, consulting, facilities and other	(13.4)
Total net decrease	$(24.1)

The decrease in research and development expense was primarily due to decreased headcount related costs as a result of the April 2022 reduction in force, decreased outsourced contract services, and decreased clinical trial costs and development expenses related to vadadustat. Although we expect our research and development expenses to continue to decrease in the near term, we will continue to incur significant research and development expenses in future periods in support of ongoing or planned studies with respect to Auryxia and vadadustat and development of other potential product candidates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $25.2 million for the three months ended March 31, 2023, compared to $44.3 million for the three months ended March 31, 2022. The decrease of $19.1 million was primarily due to decreased headcount related costs as a result of the 2022 reductions in force and lower marketing expenses following receipt of the CRL for vadadustat.

License Expenses. License expense related to royalties due to Panion relating to sales of Riona in Japan were $0.6 million for the three months ended March 31, 2023, compared to $0.7 million for the three months ended March 31, 2022.

Restructuring. Restructuring expenses were $0.1 million for the three months ended March 31, 2023. There were no restructuring expenses for the three months ended March 31, 2022.

Other Expense, Net. Other expense, net, was $1.3 million for the three months ended March 31, 2023, compared to $3.9 million for the three months ended March 31, 2022. The decrease of $2.6 million was primarily due to a decrease in interest expense as a result of principal prepayments totaling $25.0 million made on the Term Loans pursuant to the Second Amendment and Waiver in the year ended December 31, 2022, as well as an additional $24.0 million of quarterly principal payments made on the Term Loans pursuant to the Loan Agreement with Pharmakon, reducing our outstanding balance on the Term Loans. The decrease was also related to a decrease in non-cash interest expense from our liability for the sale of future royalties due to a decrease in the effective interest rate on the liability for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Liquidity and Capital Resources
We have funded our operations principally through sales of our common stock, payments received from our collaboration partners, product sales, debt, a royalty transaction, and a refund liability to a customer. As of March 31, 2023, we had cash and cash equivalents of approximately $57.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. On April 7, 2022, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, as agent, for the offer and sale of common stock at current market prices in amounts to be determined from time to time. Also, on April 7, 2022, we filed a prospectus supplement relating to the Sales Agreement, pursuant to which we are able to offer and sell under the Sales Agreement up to $26.0 million of our common stock at current market prices from time to time. From the date of filing of the prospectus supplement through the date of the filing of this Quarterly Report on Form 10-Q, we have not sold any shares of our common stock under this program. As of March 31, 2023, through our collaboration agreements with Otsuka and MTPC we received approximately $837.1 million in cost-share funding, and are not entitled to receive any additional cost-share funding.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(17,538)	$(21,620)
Investing activities	—	(114)
Financing activities	(15,966)	47,545
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(33,504)	$25,811

Operating Activities. Net cash used in operating activities was $17.5 million for the three months ended March 31, 2023 as compared to $21.6 million for the three months ended March 31, 2022. The decrease in cash used was primarily a result of lower net loss driven by decreased operating expenses, including payroll related expenses, as well as lower payments for inventory and lower accounts receivable. This was partially offset by decreases in accounts payable and accrued expenses.

Investing Activities. No net cash was used in investing activities for the three months ended March 31, 2023. Net cash used in investing activities for the three months ended March 31, 2022 was $0.1 million and was primarily comprised of purchases of equipment.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2023 primarily consisted of principal payments of debt of $16.0 million.

Net cash provided by financing activities for the three months ended March 31, 2022 was $47.5 million and consisted of net proceeds from a refund liability to a customer of $40.0 million, net proceeds from the issuance of common stock of $7.2 million, and proceeds from the sale of stock under our employee stock purchase plan.

Operating Capital Requirements
We have one product, Auryxia, approved for commercial sale in the United States. While we expect to be able to generate positive cash flows from our existing operations, we have not generated, and may not generate, enough product revenue from the sale of Auryxia to realize net profits from product sales. We currently have exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that currently protect us from generic drug competition until March 2025. Following loss of exclusivity in the U.S., we may not be able realize enough product revenue from sales of Auryxia to realize net profits from product sales after March 2025. We have incurred losses and cumulative negative cash flows from operations in each year since our inception in February 2007, and as of March 31, 2023, we had an accumulated deficit of $1.6 billion. Our current operating plan anticipates continued increasing levels of cash flows from operations. We expect to continue to incur additional research and development expenses related to our pipeline, additional costs related to vadadustat, and research and development and selling, general and administrative expenses for our ongoing development and commercialization of Auryxia.

We expect our cash resources to fund our current operating plan for at least twelve months from the date of this filing. We expect to finance future cash needs through product revenue, potential strategic transactions, public or private equity or debt transactions, expense management, or a combination of these approaches. We plan to reduce our need for future financing through product sales, expense management, and cost avoidance measures in line with being a single commercial product company. We believe that the execution of further cost avoidance measures, future decisions by the FDA or foreign regulatory agencies related to the potential regulatory approval of vadadustat, and our ability to generate additional value from vadadustat, if approved, through partnerships or other strategic transactions could potentially further extend our cash runway for a period greater than twelve months. However, these future decisions and transactions are not contemplated in our operating plan and are outside of our control. Additionally, with loss of exclusivity, or LOE, for Auryxia in March of 2025, we believe the Centers for Medicare & Medicaid Services, or CMS, decision to include phosphate binders in the dialysis bundle could potentially lead to higher sales of Auryxia after the LOE date than in other LOE scenarios, and plan to work with payors and providers to continue the use of Auryxia beyond LOE. Assuming we are successful in those endeavors, we will require additional funding to fund our strategic growth beyond Auryxia or to pursue later stage development and commercial activities for our product candidates and any additional product or product candidates, including those that may be in-licensed or acquired.

There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period of time anticipated by us, or that additional funding will be available on terms acceptable to us, or at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves numerous risks and uncertainties, and actual results could vary as a result of a number of factors, many of which are outside our control. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. If our operating performance deteriorates significantly from the levels expected in our operating plan, it could have an effect on our liquidity and our ability to continue as a going concern in the future. Our future funding requirements, both near- and long-term, will depend on many factors including, but not limited to, those described under Part II, Item 1A. Risk Factors under the heading "Risks Related to our Financial Position, Need for Additional Capital and Growth Strategy."

Contractual Obligations
As of March 31, 2023, other than as disclosed in Note 10 and Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report on Form 10-K.

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

During the three months ended March 31, 2023, there were no material changes to our critical accounting estimates as reported in our 2022 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates. As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $57.0 million and $90.5 million, respectively, consisting primarily of money market mutual funds consisting of certificates of deposit and corporate debt securities. Interest rate sensitivity is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

In addition, we are exposed to market risk related to exchange rates. A portion of our revenues for the three months ended March 31, 2023 was received in royalty payments converted to U.S. dollars based on the net sales of Riona and VafseoTM in

Japanese yen. Our exchange rate risk arises from such foreign currency net sales. As a result, we are exposed to movements in the exchange rates of the Japanese yen against the U.S. dollar.

For the royalty payments we received based on net sales of Riona and Vafseo in Japan for the three months ended March 31, 2023, a 5.0% appreciation or depreciation of the Japanese yen against the U.S. dollar would have increased or decreased, respectively, our revenues in the three months ended March 31, 2023 by approximately $0.1 million.

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

As of March 31, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal Proceedings Relating to Auryxia

ANDA Litigation

In February 2023, Keryx Biopharmaceuticals, Inc., or Keryx, received a Paragraph IV certification notice letter regarding an Abbreviated New Drug Application, or ANDA, submitted to the U.S. Food and Drug Administration, or FDA by Zydus Worldwide DMCC, or Zydus, requesting approval for a generic version of Auryxia tablets (210 mg ferric iron per tablet). On March 24, 2023, Keryx and Panion & BF Biotech, Inc., or Panion, filed a complaint for patent infringement against Zydus, Zydus Pharmaceuticals (USA) Inc., and Zydus Lifesciences Limited in the Delaware District Court arising from Zydus’ ANDA filing with the FDA.

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

On September 13, 2021, the parties in the Loper Action and Panicho Action entered into a joint stipulation and proposed order, which provided for the consolidation of the two actions under the caption In re Akebia Therapeutics, Inc. Securities Litigation, or the Consolidated State Action. On October 27, 2021, plaintiffs filed a consolidated complaint in the Consolidated State Action. On January 10, 2022, defendants moved to dismiss the consolidated complaint in its entirety. Briefing on defendants’ motion to dismiss was completed on April 22, 2022. Oral argument was held on October 7, 2022, and the Court dismissed the complaint without prejudice on October 17, 2022, giving plaintiffs thirty days to amend their complaint. On November 16, 2022, plaintiffs filed an amended consolidated complaint, asserting the same claims and seeking the same relief as the consolidated complaint. On January 18, 2023, defendants moved to dismiss the amended consolidated complaint in its entirety. Briefing on defendants’ motion to dismiss the amended consolidated complaint was completed on April 5, 2023. Oral argument is currently scheduled to be held on June 21, 2023.

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

Investment in pharmaceutical product development and commercialization is highly speculative because it requires upfront capital expenditures and there is significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities, commercializing Auryxia, and providing general and administrative support for these operations. We have financed our operations primarily through sales of equity securities, our strategic collaborations and product revenues, a royalty monetization transaction and debt. Prior to the merger, or the Merger, whereby Keryx Biopharmaceuticals, Inc., or Keryx, became our wholly owned subsidiary, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable, and we have incurred net losses each year since our inception, including a net loss of $26.2 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $1.6 billion. We cannot guarantee when, if ever, we will become profitable.

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
•maintaining, protecting and expanding our portfolio of intellectual property rights, including patents and trade secrets; and
•the impact of the COVID-19 pandemic on the above factors, including the disproportionate impact of the COVID-19 pandemic on CKD patients, the adverse impact on the phosphate binder market in which we compete, and the limitation of our sales professionals to meet in person with healthcare professionals as the result of limitations on access for non-patients.

Our ability to achieve profitability also depends on our ability to manage our expenses. Following receipt of the CRL, in April and May 2022, we implemented a reduction of our workforce, by approximately 42% across all areas of the Company (47% inclusive of the closing of the majority of open positions), including several members of management. In November 2022, we also implemented a reduction of our workforce, by approximately 14% consisting of individuals within our commercial organization as a result of our decision to shift to a strategic account management focused model for our commercial efforts. We recorded a restructuring charge of approximately $15.9 million and $0.1 million in the year ended December 31, 2022 and the three months ended March 31, 2023, respectively, primarily related to contractual termination benefits including severance, non-cash stock-based compensation expense, healthcare and related benefits. However, we may incur additional costs not currently contemplated due to events associated with or resulting from the workforce reductions. Additionally, the reductions in workforce could impact our operations, including our commercialization of Auryxia, which could affect our ability to generate revenue.

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
•continue to repay, and pay any associated pre-payment penalties, if applicable, the senior secured term loans in an aggregate principal amount of $51.0 million as of March 31, 2023, or the Term Loans, that were made available to us pursuant to the Loan Agreement;
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

We have and will continue to expend significant resources on our legal proceedings, as described below under Part II, Item 1. Legal Proceedings, or any other legal proceedings brought by or against us in the future.

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

Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities, or if we otherwise believe it is necessary, to change our manufacturing processes or assays, to amend or replace our study protocols, to conduct any additional clinical trials, whether in order to obtain approval or as a post-approval study, including any additional clinical trial that we decide to conduct for vadadustat, to perform studies in addition to, different from or larger than those currently planned, if there are any delays in completing our clinical trials or if there are further delays in or issues with obtaining marketing approval for vadadustat in the United States or other jurisdictions. In addition, our ability to generate revenue would be negatively affected if the size of our addressable patient population is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we sought or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. Even though we generate product revenue from Auryxia and royalties from RionaTM and VafseoTM in Japan and may generate revenue and royalties from the sale of any products that may be approved in the future, including those that may be in-licensed or acquired, we may never generate revenue and royalties that are significant enough for us to become and remain profitable, and we will need to obtain additional funding to continue to fund our operating plan beyond Auryxia and certain development activities, and achieve strategic growth.

We will require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed, or on acceptable terms, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

As of March 31, 2023, our cash and cash equivalents were $57.0 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia; pursue our appeal for vadadustat in the U.S. with the FDA; support the regulatory process with respect to vadadustat with the ACCESS Consortium; and develop and commercialize any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with research and development, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale. In addition, other unanticipated costs may arise. Because the outcomes of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete clinical development for any current or future product candidates, including vadadustat depending on what is required to address the issues identified in the CRL for vadadustat, including the outcome of our appeal and if additional clinical trials are required in order to obtain marketing approval, or to complete post-marketing studies for Auryxia and vadadustat, if approved. Our future capital requirements depend on many factors, including:

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

•the outcome of our efforts to obtain marketing approval for vadadustat in the United States and in other jurisdictions and any other product candidates, including those that may be in-licensed or acquired, including any additional clinical trials or post-approval commitments imposed by regulatory authorities;
•the timing of, and the costs involved in obtaining, marketing approvals for vadadustat, including in the United States and certain other markets, and any other product candidate, including those that may be in-licensed or acquired, including to fund the preparation, filing and prosecution of regulatory submissions;
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

We expect our cash resources to fund our current operating plan through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. However, if our operating performance deteriorates significantly from the levels expected in our operating plan, it could have an effect on our liquidity and our ability to continue as a going concern in the future. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves numerous risks and uncertainties, and actual results could vary as a result of a number of factors, many of which are outside our control. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. In addition, if we fail to satisfy any of the covenants under our Loan Agreement with Pharmakon, including the covenant that our Annual Report on Form 10-K for the fiscal year ending December 31, 2023 not be qualified as to going concern, and the loan is accelerated, we may not have sufficient resources to fund our operating plan through the next twelve months. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by us, or that additional funding will be available on terms acceptable to us, or at all.

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

We expect to finance future cash needs through product revenue, potential strategic transactions, public or private equity or debt transactions, or a combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, declare dividends, acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic transactions, we may have to relinquish valuable rights to our portfolio and future revenue streams, and enter into agreements that would restrict our operations and strategic flexibility. If we raise additional funds through strategic transactions with third parties, we may have to do so at an earlier stage than otherwise would be desirable. In connection with any such strategic transactions, we may be required to relinquish valuable rights to our product and product candidates, future revenue streams or research programs or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may not be able to pursue planned development and commercialization activities and we may need to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We held a special meeting of stockholders on May 4, 2023, at which meeting our stockholders did not approve the reverse stock split that our Board had recommended, the primary intent of which was to increase the price of our common stock to meet the price criteria for continued listing on Nasdaq.

To date, we have not regained compliance with the minimum bid price rule, and we do not expect to regain compliance during the additional compliance period. If we do not regain compliance with the minimum bid price rule by the required date and we are not eligible for any additional compliance period at that time, the Nasdaq Listing Qualifications Department staff will provide us written notification that our common stock may be delisted. At that time, we plan to appeal the staff’s delisting determination to a Nasdaq Listing Qualifications Panel. We expect that our common stock would remain listed pending the panel’s decision. However, there can be no assurance that, even if we appeal the staff’s delisting determination to the Nasdaq Listing Qualifications Panel, such appeal would be successful. In addition, even if our appeal is successful, we will still need to regain compliance with the minimum bid price rule during the additional compliance period granted by the Nasdaq Listing Qualifications Panel, and there can be no assurance that we will be able to regain compliance with the minimum bid price rule during that time.

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

Although we continue to focus a substantial amount of our efforts on the commercialization of Auryxia and to pursue our appeal for vadadustat in the U.S. with the FDA and to seek regulatory approval for vadadustat in other territories, a key element of our long-term growth strategy is to develop additional product candidates and acquire, in-license, develop and/or market additional products and product candidates.

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

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and has affected, and may continue to affect, our business, patients, healthcare providers with whom we interact, customers, our contract manufacturing organizations, or CMOs, and other vendors. The full extent to which the COVID-19 pandemic and the lasting effects of the pandemic will directly or indirectly impact our business, results of operations and financial condition continues to depend on future developments that are highly uncertain and cannot be accurately predicted, including any resurgences or variants of COVID-19, the actions taken to contain it or treat its impact and the economic and other impacts on local, regional, national and international markets where the healthcare providers with whom we interact, our CMOs, and our other vendors operate. On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidance. Thereafter, on March 13, 2023, the FDA announced that it will end twenty-two COVID-19-related policies when the public health emergency ends on May 11, 2023 and allow twenty-two to continue for 180 days. The FDA plans to retain twenty-four COVID-19-related policies with appropriate changes and four whose duration is not tied to the end of the public health emergency. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

We believe our revenue growth was negatively impacted by the COVID-19 pandemic in 2021, 2022 and the first quarter of 2023 primarily as the CKD patient populations that we serve experienced both high hospitalization and mortality rates due to COVID-19, and the pandemic had an adverse impact on the phosphate binder market in which Auryxia competes. Labor shortages and costs have adversely impacted dialysis providers. These impacts have refocused clinical efforts in addressing bone and mineral disorders like hyperphosphatemia to more acute operational issues to ensure patients receive dialysis treatments and still some patients have been rescheduled or missed treatments due to labor shortages. We believe, this and potentially other factors, has led to the reduction in the phosphate binder market, which has not experienced growth since early 2020. While we are unable to quantify the impact of the COVID-19 pandemic on future revenues and revenue growth, the

COVID-19 pandemic and the ongoing impacts from the COVID-19 pandemic continue to adversely and disproportionately impact CKD patients and the phosphate binder market; therefore, we expect the ongoing impacts from the pandemic to continue to have a negative impact on our revenue growth for the foreseeable future.

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

The Loan Agreement contains affirmative and negative covenants applicable to us and our subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold and, on a quarterly basis, a minimum net sales threshold for Auryxia. In addition, the Loan Agreement contains covenants that our Annual Reports on Form 10-K, must not be subject to any qualification as to going concern. Failure to maintain compliance with these or other covenants would result in an event of default under the Loan Agreement, which could result in enforcement action, including acceleration of amounts due under the Loan Agreement. Additionally, the liabilities under the Loan Agreement will be accelerated, subject to certain exceptions, if we are required to repay to CSL Vifor all or more than a specified amount of the working capital facility established in connection with the Second Amended and Restated License Agreement that we entered into with CSL Vifor, in February 2022, or the Vifor Second Amended Agreement, as a result of certain terminations of the Vifor Second Amended Agreement or due to a reduction in the balance of the working capital facility by more than a prespecified amount.

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

In order to market Auryxia and any other approved product, we intend to continue to invest in sales and marketing, which will require substantial effort and significant management and financial resources. We have built a commercial infrastructure and sales force in the United States for Auryxia, our only commercial product. However, following receipt of the CRL, in April and May 2022, we implemented a reduction of our workforce by approximately 42% across all areas of the Company (47% inclusive of the closing of the majority of open positions), including several members of our sales and marketing team and management. In November 2022, we also implemented a reduction of our workforce, by approximately 14% consisting of individuals within our commercial organization as a result of our decision to shift to a strategic account management focused model for our commercial efforts. If the remaining sales and marketing team cannot successfully commercialize Auryxia, or if additional sales and marketing employees decide to leave as a result of the reduction in workforce or otherwise, it could have a material adverse effect on Auryxia revenue and our financial condition.

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

We devote significant effort, in particular, to recruiting individuals with experience in the sales and marketing of pharmaceutical products. Competition for personnel with these skills is significant and retaining qualified personnel with experience in our industry is difficult. Further, our reductions in workforce may further exacerbate these conditions and interfere with our ability to find and retain qualified personnel. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. At the same time, we may face high turnover, requiring us to expend time and resources to source, train and integrate new employees.

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

Additionally, we may be required to enter into contracts with third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status and we may not be able to agree upon commercially reasonable terms with such third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, third party payors, PBMs and other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. Four distributors, Fresenius Medical Care Rx, McKesson Corporation, Cardinal Health, Inc. and Amerisource Bergen Drug Corporation, in the aggregate, accounted for a significant percentage of our gross revenue during the three months ended March 31, 2023. If we are not able to maintain our arrangements with these key distributors on favorable terms, on a timely basis or at all, or if there is any adverse change in one or more of these distributors’ business practices or financial condition, it would adversely impact the market opportunity for Auryxia, our product revenues and operating results.

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

Auryxia is competing in the hyperphosphatemia market in the United States with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Sanofi, PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of the phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) and Unicycive’s Renazorb (lanthanum dioxycarbonate) or could otherwise enter the market, including Ardelyx, Inc.’s tenapanor (which is approved in the United States for the treatment of adults with irritable bowel syndrome with constipation, and for which Ardelyx resubmitted a new drug application to the FDA in April 2023 with respect to the control of serum phosphorus in adult patients with CKD on dialysis), that may impact the market for Auryxia.

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

Furthermore, Auryxia’s commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective, safer or offer greater patient convenience than Auryxia. Other companies have product candidates in various stages of preclinical or clinical development to treat diseases and complications of the diseases for which we are marketing Auryxia. In addition, we and Keryx’s licensors, Panion & BF Biotech, Inc., or Panion, and, as applicable, Dr. Hsu, entered into settlement agreements with all but one of the third parties who submitted Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA, pursuant to which we granted licenses to market a generic version of Auryxia in the United States beginning in March 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature, which may impact our business and results of operation.

Drugs that may compete with vadadustat include Epogen® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the United States and Europe, respectively, and Mircera® (methoxy PEG-epoetin beta), commercialized by CSL Vifor in the United States and Roche Holding Ltd. outside of the United States. Further, in February 2023 the FDA approved daprodustat, an oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor to be marketed as Jesduvroq by GlaxoSmithKline plc, or GSK, in the United States, as a once-a-day treatment of anemia due to CKD in adult patients who have been receiving dialysis for at least four months.

We and our partners may also face competition from potential new anemia therapies. There are several other HIF-PH inhibitor product candidates in various stages of development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by companies such as FibroGen Inc., or FibroGen, together with its collaboration partners, Astellas Pharma Inc. and AstraZeneca PLC, Japan Tobacco International, or JT, and Bayer HealthCare AG, or Bayer. For example, FibroGen filed an NDA for its product candidate, roxadustat, with the FDA, but the FDA issued a complete response letter indicating the FDA will not approve the NDA in its present form and requested that an additional clinical trial for roxadustat be conducted prior to resubmission of the NDA or additional response to the FDA's complete response letter. In Europe however, roxadustat is approved for the treatment of anemia in patients with CKD. If we obtain approval for vadadustat in the U.S., and roxadustat is also approved by the FDA, then roxadustat will compete with vadadustat.

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

In Japan, Vafseo, which is approved for both the DD and NDD indications, competes with roxadustat, daprodustat and enarodustat. Roxadustat is approved for the treatment of anemia due to CKD in patients on dialysis, or DD-CKD, and patients not on dialysis, or NDD-CKD. In addition, daprodustat, GSK’s product, and enarodustat, JT’s product, are approved in Japan for the treatment of anemia due to CKD. In addition. Bayer HealthCare AG has submitted an NDA for its product candidate for the treatment of renal anemia in Japan. In China, roxadustat is commercialized for the treatment of anemia of DD-CKD and for the treatment of anemia due to CKD in NDD-CKD patients.

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

The commercialization of RionaTM and VafseoTM in Japan, VafseoTM in Europe and our current and potential future efforts with respect to the development and commercialization of our products and product candidates outside of the United States subject us to a variety of risks associated with international operations, which could materially adversely affect our business.

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

Pursuant to the terms of the Termination Agreement with Otsuka, Otsuka has transferred to us the marketing authorization application, or MAA, for vadadustat with the EMA, and in the United Kingdom, Switzerland and Australia, and in April 2023, the European Commission, or EC, approved the marketing authorization of Vafseo™.. In addition, we have conducted and in the future plan to conduct clinical trials outside of the United States for Auryxia, vadadustat and any other product or product candidate that may be in-licensed or acquired. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing Auryxia and vadadustat outside the United States, including, among others:

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

We may be unable to successfully complete clinical trials of Auryxia, vadadustat and other product candidates or to successfully obtain approval of vadadustat or other product candidates, if the results of those trials and studies are not positive or are only modestly positive, or if there are concerns with the profile due to efficacy or safety. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, interim results of a clinical trial do not necessarily predict final results, and results of Phase 3 clinical trials for one indication may not be predictive of results of Phase 3 clinical trials for another indication. For example, we announced positive top-line results from INNO2VATE and vadadustat achieved the primary and key secondary efficacy endpoint in each of the two PRO2TECT studies, but the PRO2TECT program did not meet the primary major adverse cardiovascular event, or MACE, safety endpoint. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we may face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. In addition, in March 2022, we received the CRL for vadadustat indicating that the FDA had determined that it could not approve the NDA in its present form, thus delaying any potential approval of vadadustat. In October 2022, we submitted the FDRR to the FDA and in February 2023, we received a second interim response from the FDA to our FDRR. However, it is impossible to predict when or if vadadustat or any of our other product candidates will prove effective or safe in humans or will receive marketing approval or on what terms. In April 2023, the EC approved Vafseo™ (vadadustat), an oral HIF-PH inhibitor, for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. However, we do not have commercial operations in Europe. We plan to pursue a new partner to commercialize vadadustat in Europe and other territories previously licensed to Otsuka. If we are unsuccessful in entering into a new agreement for the commercialization of vadadustat in Europe in a timely manner, or at all, it may result in a delay in the launch of vadadustat in Europe, and could have an adverse effect on our results of operations.

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

•proximity and availability of clinical trial sites for prospective patients;
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

Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products.

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

Our ability to successfully initiate, enroll and complete a clinical trial in any country outside of the United States is subject to numerous additional risks unique to conducting business in jurisdictions outside the United States, including:

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

Data obtained from studies conducted in the United States may not be accepted by the EMA, the PMDA and other regulatory authorities outside of the United States. Also, certain jurisdictions require data from studies conducted in their country in order to obtain approval in that country. Further, when a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, and seeking and receiving informed consent from subjects. Thus, to the extent that we rely on data from foreign clinical trials that are not the subject of an IND but are used to support of an NDA, there is a risk that FDA may not review such data in connection with its review of the NDA.

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

With respect to the global PRO2TECT Phase 3 program, the incidence of treatment emergent adverse events during the erythropoiesis stimulating agent, or ESA, untreated patients study (Correction) in the vadadustat-treated patients was 90.9%, and 91.6% in darbepoetin alfa-treated patients. During the study, the most common treatment emergent adverse events reported in vadadustat/darbepoetin alfa-treated patients were end-stage renal disease (34.7%/ 35.2%), hypertension (17.7%/ 22.1.%), hyperkalemia (12.3.%/ 15.6%), urinary tract infection (12.9%/ 12.0%), diarrhea (13.9%/ 10.0%), peripheral oedema (12.5%/ 10.5%), fall (9.6%/ 10%) and nausea (10%/ 8.2%). Serious treatment emergent adverse events were 65.3% for vadadustat-treated patients and 64.5% for darbepoetin alfa-treated patients. The incidence of treatment emergent adverse events during the ESA-treated patients study (Conversion) in vadadustat treated patients was 89.1% and 87.7% in darbepoetin alfa-treated patients. During the study, the most common treatment emergent adverse events reported in vadadustat/darbepoetin alfa-treated patients were end-stage renal disease (27.5%/ 28.4%), hypertension (14.4%/ 14.8%), urinary tract infection (12.2%/ 14.5%), diarrhea (13.8.%/ 8.8.%), peripheral oedema (9.9%/ 10.1%) and pneumonia (10.0%/ 9.7%). Serious treatment emergent adverse events were 58.5% for vadadustat-treated patients and 56.6% for darbepoetin alfa-treated patients.

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

We are not permitted to market vadadustat in the United States until we receive approval from the FDA or in any other jurisdiction until the requisite approval from regulatory authorities in such jurisdiction is received. As a condition to receiving marketing approval for vadadustat, we may be required by the FDA or other regulatory authorities to conduct additional preclinical studies or clinical trials.

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

Further, vadadustat and any other product candidate may not receive marketing approval in the United States even if it is approved in other countries. For example, although vadadustat is approved in Japan for the treatment of anemia due to CKD in DD-CKD and NDD-CKD adult patients and in Europe for the treatment of aneumia due to CKD in DD-CKD patients, such approval does not guarantee approval in the United States by the FDA for these indications or at all. In addition, while each regulatory authority makes their own assessment as to the safety and efficacy of a drug, FDA’s concern about the safety or efficacy of vadadustat or any other product candidate could impact the regulatory authority’s decision in another country.

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

We could face heightened risks with respect to seeking marketing approval in the United Kingdom, or UK, as a result of the recent withdrawal of the UK from the EU, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK withdrew from the EU, effective December 31, 2020. On December 24, 2020, the UK and the EU entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement would prevent us from commercializing vadadustat or any other product candidate, including those that may be in-licensed or acquired, in the UK and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK for vadadustat or any other product candidate, which could significantly and materially harm our business. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) as the basis for regulating medicines.

In addition, the safety concerns associated with the current standard of care for the indications for which we are seeking marketing approval for vadadustat may affect the FDA’s or other regulatory authorities’ review of the safety results of vadadustat. Additionally, these regulatory authorities may not agree with our assessment of adverse events. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that vadadustat will never obtain marketing approval in the United States or certain other jurisdictions or for some or all of the indications for which we seek approval. The FDA or other regulatory authorities may delay, limit or deny approval of vadadustat for many reasons including, among others:

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

Finally, our ability to develop and market new drug products may be threatened by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. In reaching that decision, the district court made a number of findings that numerous representatives of the pharmaceutical and biotechnology industry believe will chill the development, approval and distribution of new drug products in the United States. Among other determinations, the district court substituted its scientific judgement for that of the FDA and it held that FDA must provide a special justification for any differences between an approved drug’s labeling and the conditions that existed in the drug’s clinical trials. Further, the district court read the jurisdictional requirements governing litigation in federal court so as to potentially allow virtually any party to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS. On April 13, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21,

2023, the US Supreme Court entered a stay pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit or the Supreme Court. Depending on the outcome of this litigation and the regulatory uncertainty it has engendered, our ability to develop new drug product candidates and to maintain approval of existing drug products and measures adopted under a REMS is at risk and could be delayed, undermined or subject to protracted litigation.

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

Marketing approvals may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements or commitments for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or registries or observational studies. For example, in connection with the FDA approvals of Auryxia, we initially committed to the FDA to conduct certain post-approval pediatric studies of Auryxia under the Pediatric Research Equity Act of 2003, or PREA. With regard to the Hyperphosphatemia Indication for Auryxia, we initially committed to completing the original post-approval pediatric study and submitting a final report to the FDA by December 31, 2019. However, we did not complete the study according to the original schedule and therefore did not submit the required final report by December 31, 2019. Consequently, we received a notification of noncompliance with PREA. However, we have since been released from the original post marketing requirement, or PMR, and a new PMR was issued. Therefore, this PMR trial is no longer considered delayed. Recruitment of the other patients is pending receipt of further data regarding the manufacturing of the smaller size tablets and the FDA’s concurrence before proceeding with the use of such formulation. With regard to our IDA Indication, we initially committed to completing the post-approval pediatric study and submitting a final report to the FDA by January 2023. We did not meet a milestone relating to this post-approval pediatric study of Auryxia in a timely manner and received a notification from the FDA. Subsequently, the FDA agreed to extend the pediatric clinical trial timelines for the IDA Indication. We subsequently communicated to the FDA that we would be delaying the start of the clinical trial in the IDA Indication while we work to produce smaller size tablets. In response, the FDA issued a partial clinical hold until we manufacture the smaller tablets and provide the FDA with relevant information regarding the smaller sized tablets for review. The FDA lifted the partial clinical hold in June 2022, however, we have not commenced start up of this study pending resolution of the manufacturing of the smaller size tablets. If we are unable to complete these studies successfully, or have further delays in completing these studies, we will need to inform the FDA, have further discussions and, if the FDA finds that we failed to comply with pediatric study requirements, in violation of applicable law, it could institute enforcement proceedings to seize or enjoin the sale of Auryxia or seek civil penalties, which would have a material adverse impact on our ability to commercialize Auryxia and our ability to generate revenues from Auryxia.

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

Disruptions may result also from continuation of the COVID-19 pandemic or any similar event that may occur in the future. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. The FDA has now indicated that it can and will conduct timely reviews of applications for medical in line with its user fee performance goals, including conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, in the event of a resurgence of the COVID-19 pandemic or a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may also experience delays in their regulatory activities.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the ACA. In addition, other legislative changes and regulatory have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031. However, pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and subsequent legislation, these Medicare sequester reductions were suspended and reduced through the end of June 2022, but the full 2% cut resumed as of July 1, 2022.

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

We sublicensed the rights to commercialize Riona to JT and Torii in Japan. We also entered into a collaboration agreement with MTPC to develop and commercialize vadadustat in Japan and certain other Asian countries. In addition, we entered into the Vifor Second Amended Agreement pursuant to which we granted CSL Vifor an exclusive license to sell vadadustat to the

Supply Group in the United States. We also granted to Averoa an exclusive license to develop and commercialize ferric citrate in the EEA, Turkey, Switzerland and the United Kingdom. We may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our and our partners' commercialization efforts with respect to Auryxia, Riona, Vafseo and our and our partners' development and, if approved, commercialization efforts with respect to vadadustat and any other product candidates. We may not be able to maintain our collaborations for development and commercialization. For example, on May 13, 2022, Otsuka elected to terminate our collaboration agreements with them, and we subsequently negotiated the Termination Agreement with Otsuka. This termination by Otsuka may delay the launch of vadadustat in Europe or the approval or launch of vadadustat in other territories or adversely affect how we are perceived in scientific and financial communities. In addition, our current and any future collaborations may not be successful due to a number of important factors, including the following:

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

We will require substantial additional cash to fund the continued commercialization of Auryxia and the development and potential commercialization of any of our product candidates, including vadadustat, if approved, especially following the termination of our collaboration agreements with Otsuka. We may decide to enter into additional collaborations for the development and commercialization of vadadustat or Auryxia, both within and outside of the United States. For example, we plan to pursue a new partner to develop and commercialize vadadustat in Europe and other territories previously licensed to Otsuka. If we are unsuccessful in entering into a new agreement for the development and commercialization of vadadustat in Europe and other territories in a timely manner, or at all, it may result in a delay in the launch of vadadustat in Europe or the approval or launch of vadadustat in other territories, a need for additional capital and expansion of our internal capabilities to pursue further development or commercialization of the applicable products and product candidates, particularly the development and commercialization of vadadustat in Europe and other territories, and could have an adverse effect on our results of operations. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, divert management’s attention, or disrupt our business.

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

Generally, the first to file a patent application is entitled to the patent if all other requirements of patentability are met. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Since publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, the laws enacted by the Leahy-Smith America Invents Act of 2011, which reformed certain patent laws in the United States, introduce procedures that permit competitors to challenge our patents in the USPTO after grant, including inter partes review and post grant review. Similar laws exist outside of the United States. The laws of the European Patent Convention, for example, provide for post-grant opposition procedures that permit competitors to challenge, or oppose, our European patents administratively at the European Patent Office, or EPO.

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

Although the composition and use of Auryxia is currently claimed by 14 issued patents that are listed in the FDA’s Orange Book, we cannot assure you that we will be successful in defending against third parties attempting to invalidate or design around our patents or asserting that our patents are invalid or otherwise unenforceable or not infringed, or in competing against third parties introducing generic equivalents of Auryxia or any of our potential future products. If our Orange Book-listed patents are successfully challenged by a third party and a generic version of Auryxia is approved and launched sooner than we anticipate, revenue from Auryxia could decline significantly, which would have a material adverse effect on our sales, results of operations and financial condition.

We previously received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA requesting approval for generic versions of Auryxia tablets (210 mg ferric iron per tablet). We filed complaints for patent infringement relating to such ANDAs, and subsequently entered into settlement and license agreements with all such ANDA filers that allow such ANDA filers to market a generic version of Auryxia in the United States beginning on March 20, 2025. It is possible that we may receive Paragraph IV certification notice letters from additional ANDA filers and may not ultimately be successful in an ANDA litigation. For example, we received another Paragraph IV certification notice letter regarding an ANDA submitted to the FDA in February 2023 and, in March 2023, we filed a complaint for patent infringement against the ANDA filer. Generic competition for Auryxia or any of our potential future products could have a material adverse effect on our sales, results of operations and financial condition.

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

FibroGen has filed patent applications in the United States and other countries directed to purportedly new methods of using previously known heterocyclic carboxamide compounds for purposes of treating or affecting specified conditions, and some of these applications have since issued as patents. We have, and may in the future, initiate opposition or other legal proceedings with respect to such patents. If we are not successful in such proceedings, FibroGen could try to claim that our products infringe their patent rights. For example, we filed oppositions in the EPO, against certain of Fibrogen's patents. A number of those patents were revoked during oppositions or have since expired, but one of the patents, European Patent No 1633333, or the ’333 EP Patent was maintained in restricted form. The remaining claims are directed to: treatment of anemia of chronic disease in subjects having a percent transferrin saturation of less than 20% (claim 1), treatment of anemia that is refractory to treatment with exogenously administered erythropoietin (claim 6), and treatment of iron deficiency (claim 15). We discussed the status of the opposition and/or invalidation proceedings against certain FibroGen patents in Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Following receipt of the CRL, in April and May 2022, we implemented a reduction in workforce by approximately 42% across all areas of our company (47% inclusive of the closing of the majority of open positions), including several members of management. In November 2022, we also implemented a reduction of our workforce, by approximately 14% consisting of individuals within our commercial organization. The reductions in workforce reflect our strategic pillars to drive Auryxia revenue while also continuing to decrease operating costs. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. We recorded a restructuring charge of approximately $15.9 million and $0.1 million in the year ended December 31, 2022 and the three months ended March 31, 2023, respectively, primarily related to contractual termination benefits including severance, non-cash stock-based compensation expense, healthcare and related benefits. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future, including as a result of the FDA's decision related to our appeal of the CRL for vadadustat. Furthermore, our cost savings plan may be disruptive to our operations, including our commercialization of Auryxia, which could affect our ability to generate product revenue. In addition, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully commercializing Auryxia and from successfully developing and commercializing our product candidates in the future, including vadadustat, if approved. If we are ultimately successful in obtaining approval of vadadustat in the United States, we will need to hire additional employees to support the commercialization of vadadustat in the United States, and if we are unsuccessful or delayed in doing so, the potential launch of vadadustat could be delayed.

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

We hold a marketing authorization for vadadustat from the EMA, we are seeking regulatory approval for vadadustat with countries in the ACCESS Consortium, and we conducted our global clinical trials for vadadustat, and may in the future conduct additional trials, in countries where corruption is prevalent, and violations of any of these laws by our personnel or by any of our vendors or agents, such as our CROs or CMOs, could have a material adverse impact on our clinical trials and our business and could result in criminal or civil fines and sanctions. We are subject to complex laws that govern our international business practices. These laws include the FCPA, which prohibits U.S. companies and their intermediaries, such as CROs or CMOs, from making improper payments to foreign government officials for the purpose of obtaining or keeping business or obtaining any kind of advantage for the company. The FCPA also requires companies to keep accurate books and records and maintain adequate accounting controls. A number of past and recent FCPA investigations by the Department of Justice and the SEC have focused on the life sciences sector.

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

As of March 31, 2023, we had approximately $118.1 million in the aggregate of goodwill and a definite lived intangible asset from the Merger. In accordance with generally accepted accounting principles, or GAAP, we are required annually, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill and our definite lived intangible assets when indicators of impairment are present. Events giving rise to impairment of goodwill or intangible assets are an inherent risk in the pharmaceutical industry and often cannot be predicted.

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

We are currently subject to legal proceedings, including those described in Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q, and additional claims may arise in the future. In addition, securities class action and derivative lawsuits and other legal proceedings are often brought against companies for any of the risks described in this Quarterly Report on Form 10-Q following a decline in the market price of their securities. For example, we were party to a putative class action lawsuit in state court filed by purported Keryx stockholders challenging the disclosures made in connection with the Merger, including those that relate to vadadustat’s safety, approvability and commercial viability. Oral argument was held on October 7, 2022, and the Court dismissed the complaint without prejudice on October 17, 2022, giving plaintiffs thirty days to amend their complaint. On November 16, 2022, plaintiffs filed an amended consolidated complaint, asserting the same claims and seeking the same relief as the consolidated complaint. On January 18, 2023, defendants moved to dismiss the amended consolidated complaint in its entirety. Briefing on defendants’ motion to dismiss the amended consolidated complaint was completed on April 5, 2023 and oral argument is currently scheduled to be held on June 21, 2023. In connection with any litigation or other legal proceedings, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. Monetary damages or any other adverse judgment would have a material adverse effect on our business and financial position. In addition, if other resolution or actions taken as a result of legal proceedings were to restrain our ability to operate or market our products and services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We could also suffer an adverse impact on our reputation, negative publicity and a diversion of management’s attention and resources, which could have a material adverse effect on our business.

Risks Related to our Common Stock

Our stock price has been and may continue to be volatile, which could result in substantial losses for holders or future purchasers of our common stock and lawsuits against us and our officers and directors.

Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated biopharmaceutical companies specifically have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Stock Market has ranged from a low of $0.24 on October 24, 2022 to a high of $31.00 on June 20, 2014. The daily closing market price for our common stock varied between a high price of $1.15 on February 8, 2023 and a low price of $0.56 on March 31, 2023 in the three-month period ended March 31, 2023. During that time, the price of our common stock ranged from an intra-day low of $0.54 per share to an intra-day high of $1.20 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, including, among others, developments related to and results of our research or clinical trials, developments related to our regulatory submissions and meetings with regulatory authorities, in particular as it relates to vadadustat, commercialization of Auryxia, vadadustat in Europe and, if and as approved in the U.S. and foreign markets, and any other product candidates, announcements by us or our competitors of significant transactions or strategic collaborations, negative publicity around Auryxia or vadadustat, regulatory or legal developments in the United States and other countries, developments or disputes concerning our intellectual property, the recruitment or departure of key personnel including as a result of our reductions in workforce, actual or anticipated changes in estimates as to financial results, changes in the structure of healthcare payment systems, market conditions in the biopharmaceutical sector, potential delisting from The Nasdaq Stock Market and other factors beyond our control. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it.

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

As of March 31, 2023 and based on the amounts reported in the most recent filings made under Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Muneer A. Satter, or Satter, beneficially owned approximately 8.1% of our outstanding shares of common stock, the Vanguard Group, or Vanguard, beneficially owned approximately 6.0% of our outstanding shares of common stock, and CSL Vifor beneficially owned approximately 4.1% of our outstanding shares of common stock. By selling a large number of shares of common stock, Satter or Vanguard could cause the price of our common stock to decline. The shares beneficially owned by CSL Vifor have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder, but if they are registered in the future, those shares would become freely tradable and, if a large portion of such shares are sold, could cause the price of our common stock to decline.

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

As of March 31, 2023, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the quarter ended March 31, 2023, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
As previously disclosed, on May 9, 2022, in connection with our workforce reduction, we entered into a retention and separation agreement with each of Michel Dahan, our Chief Operating Officer, and Nicole Hadas, our Chief Legal Officer. Pursuant to the retention and separation agreements as amended on November 2, 2022, each of Mr. Dahan and Ms. Hadas would separate from the Company effective as of May 5, 2023, or, in the event of certain specified events, the effective date of their separation would extend to October 20, 2023.

On May 3, 2023, the Compensation Committee of the Board of Directors of the Company approved amendments to Mr. Dahan’s and Ms. Hadas’s separation agreements to, among other things, extend the termination effective date for Mr. Dahan and Ms. Hadas. Specifically, the amendments extend the termination effective date for Mr. Dahan and Ms. Hadas to July 28, 2023 and, in the event of certain specified events, the effective date of each of their terminations may be extended up to January 26, 2024. The amendments also increase Mr. Dahan’s and Ms. Hadas’s opportunity to earn cash bonuses under our Cash Incentive Plan upon the achieve of certain milestones from $150,000 to $300,000 in the case of Mr. Dahan and from $150,000 to $250,000 in the case of Ms. Hadas. In addition, Mr. Dahan and Ms. Hadas will each receive, on May 12, 2023, an additional restricted stock unit, or RSU, grant for 200,000 shares of common stock and 100,000 shares of common stock, respectively. The RSUs will vest as to one third (1/3) of the shares on each of the first, second and third anniversaries of the grant date, subject to the executive officers’ continued service with the Company through each such date, and will accelerate in connection with a change in control of the Company.

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

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 28, 2023).

10.1*	Amended and Restated Non-Employee Director Compensation Program, effective April 27, 2023.

10.2*#	Amendment No. 5 to Master Manufacturing Services and Supply Agreement, dated February 28, 2023, by and between Keryx Biopharmaceuticals, Inc. and Siegfried Evionnaz SA.

10.3*†	Form of Stock Appreciation Rights Award Agreement for officers.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

AKEBIA THERAPEUTICS, INC.

Date: May 8, 2023	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2023	By:	/s/ David A. Spellman
David A. Spellman
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)