Form 10-K/A
period 2022-12-31
Akebia Therapeutics, Inc.
filed 2023-08-28
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐ Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock on The Nasdaq Global Market on June 30, 2022, was $64,134,957.
The number of shares of registrant’s Common Stock outstanding as of February 28, 2023 was 184,248,045.

Explanatory Note

Akebia Therapeutics, Inc. (the “Company") is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2023 (the “Original 10-K”), to amend and restate certain items in the Original 10-K as described below.

As previously disclosed, including in the Company's Form 12b-25 filed with the SEC on August 10, 2023, in the course of preparing its financial statements for the quarter ended June 30, 2023, the Company identified certain accounting errors relating to the completeness, accuracy and disclosure of reserves for returns of the Company’s product, Auryxia® (ferric citrate) at the time the Company acquired Keryx Biopharmaceuticals, Inc. ("Keryx") on December 12, 2018 and when calculating the product return reserves for subsequent annual and quarterly periods through March 31, 2023 (collectively, the "Product Return Reserve Errors”). This resulted in errors in the Company's consolidated financial statements previously filed by the Company with the SEC for each of the fiscal years ended December 31, 2022, 2021 and 2020. The Product Return Reserve Errors resulted in, among other things, errors to the following as of and for the years ended December 31, 2022, 2021 and 2020:
•an understatement of accrued expenses and other current liabilities by $5.1 million, $4.6 million and $2.0 million respectively;
•an understatement of other non-current liabilities by $3.1 million, $3.4 million and $4.0 million, respectively;
•an overstatement of revenue by $0.1 million, $1.9 million and $0.6 million, respectively;
•an understatement of accounts receivable by $1.1 million, $0.7 million and $0.7 million, respectively; and
•an understatement of goodwill by $2.6 million.

The Company evaluated the materiality of the impacts caused by the Product Return Reserve Errors and concluded they do not result in a material misstatement of the Company's previously issued consolidated financial statements for the fiscal years ended December 31, 2022, 2021 and 2020, but that correcting the errors in the quarter ended June 30, 2023 would be material to the quarter ended June 30, 2023. In addition to the Product Return Reserve Errors, the Company has corrected other immaterial misstatements in the revised consolidated financial statements for the years ended December 31, 2022, 2021 and 2020 and related quarterly periods, including an understatement of $1.4 million for an excess purchase commitment that also impacted goodwill recorded in connection with the Keryx acquisition.

Due to the discovery of the Product Return Reserve Errors, the Company re-evaluated the effectiveness of its internal control over financial reporting (“ICFR”) as of December 31, 2022, and the Company's management identified a material weakness in the Company's ICFR related to the completeness, accuracy and disclosure of reserves for Auryxia product returns. For a more detailed description of this material weakness, refer to Part II, Item 9A, “Controls and Procedures.” This Form 10-K/A therefore updates the Company's assessment of its ICFR and its disclosure controls and procedures to indicate that they were not effective as of December 31, 2022 because of this material weakness. The Company's independent registered public accounting firm, Ernst & Young LLP, has also restated its opinion on the Company's ICFR as of December 31, 2022.

This Form 10-K/A is being filed to also amend the following sections of the Original 10-K:

•The Cautionary Note Regarding Forward-Looking Statements;
•Part I, Item 1A. Risk Factors;
•Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations;
•Part II, Item 8. Financial Statements and Supplementary Data;
•Part II, Item 9A. Controls and Procedures; and
•Part IV, Item 15. Exhibits, Financial Statement Schedules.

Except as described in this Explanatory Note, this Form 10-K/A does not amend, update or change any other item or disclosure in the Original 10-K. In addition, the information contained in this Form 10-K/A does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified in this Explanatory Note. Significant developments with respect to those disclosures, as well as other changes in and risks to the Company's business, have occurred and are described in filings the Company has made with the SEC subsequent to filing the Original 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original 10-K, including the information contained under the heading “Risk Factors,” or otherwise identified as risks to the Company and its operations, in such filings.

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
•estimates, beliefs and judgments related to the valuation of intangible asset, goodwill, debt and other assets and liabilities, including our impairment analysis and our methodology and assumptions regarding fair value measurements;
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
•We have identified a material weakness in our internal control over financial reporting as of December 31, 2022 relating to our product return reserves that resulted in a revision of our financial statements for the years ended December 31, 2022, 2021 and 2020. If we are not able to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.
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

Investment in pharmaceutical product development and commercialization is highly speculative because it requires upfront capital expenditures and there is significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities and commercialization of Auryxia. We have financed our operations primarily through sales of equity securities, our strategic collaborations and product revenues, a royalty monetization transaction and debt. Prior to the merger, or the Merger, whereby Keryx Biopharmaceuticals, Inc., or Keryx, became our wholly owned subsidiary, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable, and we have incurred net losses each year since our inception, including a net loss of $94.2 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $1.6 billion. We cannot guarantee when, if ever, we will become profitable.

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

We have and will continue to expend significant resources on our legal proceedings, as described in Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or any other legal proceedings brought by or against us in the future.

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

We expect our cash resources to fund our current operating plan through at least the next twelve months from the filing of our 2022 Annual Report on Form 10-K on March 10, 2023. However, if our operating performance deteriorates significantly from the levels achieved in 2022, it could have an effect on our liquidity and our ability to continue as a going concern in the future. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves numerous risks and uncertainties, and actual results could vary as a result of a number of factors, many of which are outside our control. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. In addition, if we fail to satisfy any of the covenants under our Loan Agreement with Pharmakon, including the covenant that our Annual Report on Form 10-K for the fiscal year ending December 31, 2023 not be qualified as to going concern, and the loan is accelerated, we may not have sufficient resources to fund our operating plan through the next twelve months from the filing of our 2022 Annual Report on Form 10-K on March 10, 2023. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by us, or that additional funding will be available on terms acceptable to us, or at all.

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

We entered into the Loan Agreement with Pharmakon, pursuant to which the Term Loans were made available to us in two tranches. The first tranche of $80.0 million closed on November 25, 2019, and the second tranche of $20.0 million closed on December 10, 2020. See Note 12 to our audited consolidated financial statements in Part II, Item 8. Financial Statements of this Annual Report on Form 10-K/A for additional information regarding our obligations under the Loan Agreement.

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

As an oral drug, Auryxia is covered by Medicare under Part D. However, in September 2018, CMS decided that Auryxia would no longer be covered by Medicare for the treatment of iron deficiency anemia, or IDA, in adult patients with NDD-CKD, or the CMS Decision. While this decision does not impact CMS coverage for the control of serum phosphorus levels in adult patients with DD-CKD, or the Hyperphosphatemia Indication, it requires Part D plan sponsors to impose prior authorization or other steps to ensure that Auryxia is reimbursed only for the Hyperphosphatemia Indication. While we believe that the vast majority of the Medicare prescriptions written for Auryxia today are for the Hyperphosphatemia Indication and therefore will continue to be covered by Medicare with prior authorization, the CMS Decision has had and will continue to have an adverse impact on the sales and future growth of Auryxia for the Hyperphosphatemia Indication and the IDA Indication. For example, in the second quarter of 2020, we reduced our short-term and long-term Auryxia revenue forecast, primarily driven by the compounding impact of the CMS Decision. As a result, we recorded an impairment charge of $114.4 million to the Auryxia intangible asset associated with the developed product rights for Auryxia during the three months ended June 30, 2020.

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

Further, if vadadustat is approved in the United States and included in the fixed reimbursement model for a bundle of dialysis services, or the bundle, we would be required to enter into contracts to supply vadadustat to specific dialysis providers, instead of through distributors, which we believe could be challenging. The dialysis market is unique and is dominated by two providers: DaVita and Fresenius, which account for a vast majority of the dialysis population in the United States. Under the Vifor Second Amended Agreement, we granted CSL Vifor an exclusive license to sell vadadustat to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of group purchase organizations, and to certain non-retail specialty pharmacies in the United States. We refer to Fresenius Medical Care North America and its affiliates, these organizations and specialty pharmacies collectively as the “Supply Group". See Note 5 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K/A for additional information regarding the Vifor Second Amended Agreement. If vadadustat is approved and we are not able to maintain the Vifor Second Amended Agreement or enter into a supply agreement with DaVita or other dialysis clinics, our business may be materially harmed.

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

We do not own all of the rights to our product, Auryxia. We have licensed and sublicensed certain rights, patent and otherwise, to Auryxia from a third party, Panion & BF Biotech, Inc., or Panion, who in turn licenses certain rights to Auryxia from one of the inventors of Auryxia. The license agreement with Panion, or the Panion License Agreement, requires us to meet development milestones and imposes development and commercialization due diligence requirements on us. In addition, under the Panion License Agreement, we must pay royalties based on a mid-single digit percentage of net sales of product resulting from the licensed technologies, including Auryxia, and pay the patent filing, prosecution and maintenance costs related to the license. If we do not meet our obligations in a timely manner, or if we otherwise breach the terms of the Panion License Agreement, Panion could terminate the agreement, and we would lose the rights to Auryxia. For example, following announcement of the Merger, Panion notified Keryx in writing that Panion would terminate the Panion License Agreement on November 21, 2018 if Keryx did not cure the breach alleged by Panion, specifically, that Keryx failed to use commercially reasonable best efforts to commercialize Auryxia outside the United States. Keryx disagreed with Panion’s claims, and the parties entered discussions to resolve this dispute. On October 24, 2018, prior to the consummation of the Merger, we, Keryx and Panion entered into a letter agreement, or the Panion Letter Agreement, pursuant to which Panion agreed to rescind any and all prior termination threats or notices relating to the Panion License Agreement and waived its rights to terminate the license agreement based on any breach by us of our obligation to use commercially reasonable efforts to commercialize Auryxia outside the United States until the parties executed an amendment to the Panion License Agreement in accordance with the terms of the Panion Letter Agreement, following consummation of the Merger. On April 17, 2019, we and Panion entered into an amendment and restatement of the Panion License Agreement, or the Panion Amended License Agreement, which reflects certain revisions consistent with the terms of the Panion Letter Agreement. See Note 5 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K/A for additional information regarding the Panion Amended License Agreement. Even though we entered into the Panion Amended License Agreement, there are no assurances that Panion will not allege other breaches of the Panion Amended License Agreement or otherwise attempt to terminate the Panion Amended License Agreement in the future. In addition, if Panion breaches its agreement with the inventor from whom it licenses rights to Auryxia, Panion could lose its license, which could impair or delay our ability to develop and commercialize Auryxia.

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

FibroGen has filed patent applications in the United States and other countries directed to purportedly new methods of using previously known heterocyclic carboxamide compounds for purposes of treating or affecting specified conditions, and some of these applications have since issued as patents. To the extent any such patents issue or have been issued, we may initiate opposition or other legal proceedings with respect to such patents. We discuss the status of the opposition and/or invalidation proceedings against certain FibroGen patents in Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2022 relating to our product return reserves that resulted in a revision of our financial statements for the years ended December 31, 2022, 2021 and 2020. If we are not able to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to maintain or implement required new or improved controls, or difficulties encountered in implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any testing by our independent registered public accounting firm may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.
During the quarter ended June 30, 2023 we identified a material weakness in our internal control over financial reporting that existed as of December 31, 2022 and continues to be unremediated through the date of this filing. Specifically, we did not appropriately design the controls for accrual of product returns to capture the return lag based on our customer returns policy for Auryxia, or the Product Return Reserve Material Weakness. This resulted in, among other things, errors to the following as of and for the years ended December 31, 2022, 2021 and 2020:
•an understatement of accrued expenses and other current liabilities by $5.1 million, $4.6 million and $2.0 million, respectively;
•an understatement of other non-current liabilities by $3.1 million, $3.4 million and $4.0 million, respectively;
•an overstatement of revenue by $0.1 million, $1.9 million and $0.6 million, respectively;
•an understatement of accounts receivable by $1.1 million, $0.7 million and $0.7 million, respectively; and
•an understatement of goodwill by $2.6 million.

For further discussion of the material weakness, see Part II, Item 9A, “Controls and Procedures.”

We have taken certain steps and plan to take additional steps to remediate this material weakness, including (i) implementing and documenting a new methodology and new controls to help to ensure the completeness and accuracy of our product return reserves, (ii) engaging additional third party subject matter experts and accounting personnel with U.S. GAAP experience specific to product returns accounting and (iii) establishing effective monitoring and oversight controls to help to ensure the completeness and accuracy of our accrued product returns included in our financial statements and related disclosures. However, we cannot provide assurance that we will be able to correct this material weakness in a timely manner or that our remediation efforts will be adequate to allow us to conclude that our internal control over financial reporting will be effective in the future. Even if this material weakness is remediated in the future, we could identify additional material weaknesses or deficiencies in our internal control over financial reporting that could require correction or remediation. In addition, our conclusion that we have a material weakness could give rise to increased scrutiny, review, audit and investigation over our accounting controls and procedures, which could then lead to additional areas of deficiency or errors in our financial statements.

We will need to continue to dedicate internal resources, engage outside consultants and maintain a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to remediate the material weakness relating to our reserve for Auryxia product returns described above and any future control deficiencies or material weaknesses, and improve control processes as appropriate, validate through testing that controls are functioning as documented and maintain a continuous reporting and improvement process for internal control over financial reporting. If we are not able to correct material weaknesses or deficiencies in internal controls in a timely manner or otherwise comply with the requirements of Section 404 in a timely manner, our ability to record, process, summarize and report financial information accurately and within applicable time periods may be adversely affected, and we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities as well as stockholder litigation which, even if resolved in our favor, would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock and could also effect our ability to raise capital to fund future business initiatives.

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

As of December 31, 2022, we had approximately $131.1 million in the aggregate of goodwill and a definite lived intangible asset from the Merger. In accordance with generally accepted accounting principles, or GAAP, we are required annually, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill and our definite lived intangible asset when indicators of impairment are present. Events giving rise to impairment of goodwill or intangible asset are an inherent risk in the pharmaceutical industry and often cannot be predicted.

Conditions that could indicate impairment and necessitate such a review include, but are not limited to, Auryxia’s commercial performance, our inability to execute on our strategic initiatives, the deterioration of our market capitalization such that it is significantly below our net book value, a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action or assessment by a regulator. To the extent we conclude that goodwill and/or definite lived intangible asset have become impaired, we may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on our future operating results and financial position. For example, in the second quarter of 2020, in connection with a routine business review, we reduced our short-term and long-term Auryxia revenue forecast. This reduction was primarily driven by the impact of the September 2018 CMS decision that Auryxia would no longer be covered by Medicare for the treatment of the IDA Indication. While this decision does not impact CMS coverage for the use of Auryxia for the control of serum phosphorus levels in adult patients with CKD on dialysis, or the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use of Auryxia for the Hyperphosphatemia Indication. As a result, we recorded an impairment charge of $114.4 million during the three months ended June 30, 2020, which was entirely allocated to our only intangible asset, the developed product rights for Auryxia, and made a corresponding adjustment to the estimated useful life of the developed product rights for Auryxia, which we again adjusted during the three months ended December 31, 2020. The estimates, judgments and assumptions used in our impairment testing, and the results of our testing, are discussed in Note 10 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K/A. If these estimates, judgments and assumptions change in the future, including if the Auryxia asset group does not meet its current forecasted projections, additional impairment charges related to goodwill or our intangible asset could be recorded in the future and additional corresponding adjustments may need to be made to the estimated useful life of the developed product rights for Auryxia, which could materially impact our financial position, certain of our material agreements, and our future operating results.

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

We are currently subject to legal proceedings, including those described in Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and additional claims may arise in the future. In addition, securities class action and derivative lawsuits and other legal proceedings are often brought against companies for any of the risks described in this Annual Report on Form 10-K/A following a decline in the market price of their securities. For example, we were party to a putative class action lawsuit in state court filed by purported Keryx stockholders challenging the disclosures made in connection with the Merger, including those that relate to vadadustat’s safety, approvability and commercial viability. Oral argument was held on October 7, 2022, and the Court dismissed the complaint without prejudice on October 17, 2022, giving plaintiffs thirty days to amend their complaint. On November 16, 2022, plaintiffs filed an amended consolidated complaint, asserting the same claims and seeking the same relief as the consolidated complaint. On January 18, 2023, defendants moved to dismiss the amended consolidated complaint in its entirety. Briefing on defendants’ motion to dismiss is scheduled to be completed by April 5, 2023. In connection with any litigation or other legal proceedings, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. Monetary damages or any other adverse judgment would have a material adverse effect on our business and financial position. In addition, if other resolution or actions taken as a result of legal proceedings were to restrain our ability to operate or market our products and services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We could also suffer an adverse impact on our reputation, negative publicity and a diversion of management’s attention and resources, which could have a material adverse effect on our business.

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

In addition, companies that have experienced volatility in the market price of their stock have frequently been the subject of securities class action and shareholder derivative litigation. See Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for information concerning securities class action initiated against Keryx and certain current and former directors and officers of ours and Keryx’s. In addition, we could be the target of other such litigation in the future. Class action and shareholder derivative lawsuits, whether successful or not, could result in substantial costs, damage or settlement awards and a diversion of our management’s resources and attention from running our business, which could materially harm our reputation, financial condition and results of operations.

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

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K/A. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve significant risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K/A, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also refer to the section under the heading “Note Regarding Forward-Looking Statements.”
The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below gives effect to the revision of our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K/A to reflect the impact of errors in the periods impacted. For additional information and a detailed discussion of the revision, refer to Note 1, Revisions of Previously Issued Financial Statements, and Note 3, Summary of Significant Accounting Policies, included in the Notes to Financial Statements section of Part II, Item 8, “Financial Statements and Supplementary Data.”
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

In 2022, Auryxia product revenue increased approximately 26.1% over 2021 due to the company’s focus on implementing a new contracting strategy in late 2021. Since 2018, Auryxia product revenue has grown at a compounded annual growth rate of approximately 18% due to market share gains and improved net price per pill, despite a 13% decline in total prescriptions for phosphate binders in the United States since 2018.
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
Operating Overview
We have incurred net losses in each year since inception. Our net losses were $94.2 million, $282.0 million and $384.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Substantially all of our net losses resulted from costs incurred in connection with the continued commercialization of Auryxia and development efforts relating to vadadustat, including conducting clinical trials of, and seeking regulatory approval for, vadadustat, providing general and administrative support for these operations and protecting our intellectual property.
Our ability to achieve profitability depends in part on our ability to manage our expenses. Following receipt of the CRL, in April 2022 and May 2022, we implemented a reduction of our workforce by approximately 42% across all areas of our company including several members of management (47% inclusive of the closing of the majority of open positions). These actions reflect our determination to refocus our strategic priorities around our commercial product, Auryxia®, and our development portfolio, and are steps in a cost savings plan to significantly reduce our expense profile. The workforce reduction included net charges totaling approximately $14.5 million, including costs for one-time termination benefits and contractual termination benefits for severance, healthcare, and related benefits of $11.3 million and non-cash stock-based compensation expense of $3.2 million. On November 7, 2022, we implemented a further reduction in workforce by approximately 14% consisting solely of individuals within the commercial organization as a result of our decision to shift to a strategic account management focused model for our commercial efforts. The workforce reduction included net charges totaling approximately $1.4 million, primarily related to one-time and contractual termination benefits including severance, non-cash stock-based compensation expense, healthcare and related benefits in the fourth quarter of 2022. During the year ended December 31, 2022, we recognized an aggregate of $15.9 million of restructuring charges in the consolidated statement of operations and comprehensive loss. See Note 6 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K/A for further details of the reductions in workforce.
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
On November 11, 2019, we entered into a loan agreement, or the Loan Agreement, with funds managed by Pharmakon Advisors LP, or Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. On July 15, 2022, or the Effective Date, we entered into the Second Amendment and Waiver with BioPharma Credit PLC, or the Collateral Agent, BPCR Limited Partnership, as a Lender, and BioPharma Credit Investments V (Master) LP, as a Lender, or the Second Amendment and Waiver, which amends and waives certain provisions of the Loan Agreement as amended by the First Amendment and Waiver between the Collateral Agent, the Lenders and us, dated February 18, 2022. The Collateral Agent and the Lenders are collectively referred to as Pharmakon. Pursuant to the Second Amendment and Waiver, we made prepayments totaling $25.0 million together with a prepayment premium of $0.5 million plus all accrued and unpaid interest on such prepayments of principal to the Effective Date, and Pharmakon agreed to waive or modify certain covenants in the Loan Agreement. In addition, on February 25, 2021, we received an upfront payment of $44.8 million (net of certain transaction expenses) in connection with our sale to HealthCare Royalty Partners IV, L.P., or HCR, of the right to receive all royalties and sales milestones payable to us under our collaboration agreement with MTPC, or the MTPC Agreement, subject to certain caps and other terms and conditions described in Note 7 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K/A. Finally, on February 18, 2022, we entered into a Second Amended and Restated License Agreement, or the Vifor Second Amended Agreement, with CSL Vifor. Pursuant to the Vifor Second Amended Agreement, CSL Vifor made an upfront payment to us of $25.0 million in lieu of the previously disclosed milestone payment of $25.0 million that CSL Vifor was to pay to us following approval of vadadustat by the FDA. Also pursuant to the Vifor Second Amended Agreement, Vifor contributed $40 million to a working capital fund established to partially fund our costs of purchasing vadadustat from our contract manufacturers, or the Working Capital Fund, which amount of funding will fluctuate, and which funding we are required to repay to CSL Vifor over time.
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
We expect our revenue to continue to be generated primarily from our commercial sales of Auryxia, our collaborations with MTPC and Japan Tobacco, Inc., and its subsidiary, Torii Pharmaceutical Co., Ltd., collectively JT and Torii, and any other collaborations into which we may enter. We do not expect to recognize any material future revenue pursuant to our former collaboration with Otsuka.
Cost of Goods Sold
Cost of goods sold includes direct costs to manufacture commercial drug substance and drug product for Auryxia, as well as indirect costs, including costs for packaging, shipping, insurance and quality assurance, idle capacity charges, write-offs for inventory that fails to meet specifications or is otherwise no longer suitable for commercial sale, changes in our excess purchase commitment liability, and royalties due to the licensor of Auryxia related to U.S. and Japan product sales recognized during the period. In addition, cost of goods sold includes personnel-related costs, including salaries and bonuses, employee benefits, and stock-based compensation attributable to employees in a particular function and associated with our products. Cost of goods sold also includes costs to manufacture drug product provided to MTPC for commercial sale of Vafseo in Japan.
As a result of the Merger and the application of purchase accounting, cost of goods sold also includes both amortization expense and, if applicable, impairment charges associated with the fair value of the developed product rights for Auryxia as well as expense associated with the fair value inventory step-up. The fair value of the developed product rights for Auryxia is being amortized over its estimated useful life, which as of December 31, 2022 is estimated to be six years. The fair value inventory step-up as a result of the Merger was fully amortized as of the first quarter of 2021.
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
The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
	(in thousands)
Vadadustat external costs	$58,785	$48,506
External costs for other programs	21,422	25,907
Total external research and development expenses	80,207	74,413

Headcount, consulting, facilities and other	49,779	73,439
Total research and development expenses	$129,986	$147,852

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

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021

	Year ended December 31,		Increase (Decrease)
	2022	2021
	(In Thousands)
Revenues:
Product revenue, net	$176,949	$140,288	$36,661
License, collaboration and other revenue	115,535	71,362	44,173
Total revenues	292,484	211,650	80,834
Cost of goods sold:
Product	49,526	114,629	(65,103)
Amortization of intangible asset	36,042	36,042	—
Total cost of goods sold	85,568	150,671	(65,103)
Operating expenses:
Research and development	129,986	147,852	(17,866)
Selling, general and administrative	138,601	174,140	(35,539)
License expense	3,175	3,489	(314)
Restructuring	15,933	—	15,933
Total operating expenses	287,695	325,481	(37,786)
Operating loss	(80,779)	(264,502)	183,723
Other expense, net	(12,541)	(17,522)	4,981
Loss on extinguishment of debt	(906)	—	(906)
Net loss before income taxes	(94,226)	(282,024)	187,798
Benefit from income taxes	—	—	—
Net loss	$(94,226)	$(282,024)	$187,798

Product Revenue, Net. Net product revenue is derived from sales of our only commercial product in the United States, Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $176.9 million for the year ended December 31, 2022, compared to net product revenue of $140.3 million for the year ended December 31, 2021. The increase was primarily due to pricing, improved payor mix and a 2022 year-end inventory build by a customer that exceeded 2021, partially offset by a decline in volume during 2022.
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

Cost of Goods Sold - Product. Cost of goods sold of $49.5 million for the year ended December 31, 2022 primarily consisted of costs associated with the manufacturing of Auryxia and supply of Vafseo to MTPC for commercial sale in Japan, $28.7 million in termination fees in connection with the BioVectra Termination Agreement in the fourth quarter of 2022, and $30.2 million primarily related to inventory reserves associated with unusable drug substance. These costs were offset by a non-cash reduction of our excess purchase commitment liability of $65.9 million driven by the reduction in purchase commitments due to execution of the Termination Agreement with BioVectra. See Note 16 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K/A for further details of the BioVectra termination fees and decrease to the liability for excess purchase commitments.
Cost of goods sold of $114.6 million for the year ended December 31, 2021 primarily consisted of costs associated with the manufacturing of Auryxia and supply of Vafseo to MTPC for commercial sale in Japan, $30.3 million in non-cash charges related to our excess purchase commitment liability, $21.6 million in non-cash charges related to the fair-value inventory step-up from the application of purchase accounting, and $15.0 million primarily related to excess and obsolescence reserves associated with Auryxia as well as inventory reserves associated with a previously disclosed manufacturing quality issue related to Auryxia.
Cost of Goods Sold - Amortization of Intangible Asset. Amortization of the intangible asset relates to the acquired developed product rights for Auryxia, which is being amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of our intangible asset during each of the years ended December 31, 2022 and 2021 was $36.0 million.
Research and Development Expenses. Research and development expenses were $130.0 million for the year ended December 31, 2022, compared to $147.9 million for the year ended December 31, 2021. The net decrease of $17.9 million was due to the following changes as compared to the year ended December 31, 2021:

(in millions)
Vadadustat external development expenses	$5.8
Headcount, consulting, facilities and other	(23.7)
Total net decrease	$(17.9)

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
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $138.6 million for the year ended December 31, 2022, compared to $174.1 million for the year ended December 31, 2021. The decrease of $35.5 million was primarily due to decreased headcount related costs as a result of both the April 2022 and November 2022 reductions in force, decreased one-time legal costs, and lower marketing expenses following receipt of the CRL for vadadustat. We expect our selling, general and administrative expenses to continue to decrease as we reduce our expense profile.
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

Comparison of the Years Ended December 31, 2021 and 2020
For discussion of our 2021 results and a comparison with 2020 results please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on March 1, 2022, or the 2021 Form 10-K. We have not revised our results of operations for the years ended December 31, 2021 and 2020 as presented in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - 2021 as compared to 2020” section of our 2021 Form 10-K. The errors that we have corrected in the consolidated financial statements for the fiscal years ended December 31, 2021 and 2020 as disclosed in Note 1, “Revision of Previously Issued Financial Statements” did not have a material impact on management’s discussion contained in our 2021 Form 10-K.
Liquidity and Capital Resources
We have funded our operations principally through sales of our common stock, payments received from our collaboration partners, product sales, debt, a royalty transaction and a refund liability to a customer. As of December 31, 2022, we had cash and cash equivalents of approximately $90.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. On April 7, 2022, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, as agent, for the offer and sale of common stock at current market prices in amounts to be determined from time to time. Also, on April 7, 2022, we filed a prospectus supplement relating to the Sales Agreement, pursuant to which we are able to offer and sell under the Sales Agreement up to $26.0 million of our common stock at current market prices from time to time. From the date of filing of the prospectus supplement through the date of the filing of the Original 10-K, we have not sold any shares of our common stock under this program. As of December 31, 2022, through our collaboration agreements with Otsuka and MTPC we received approximately $837.1 million in cost-share funding, and are not entitled to receive any additional cost-share funding.
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

Operating Activities. Net cash used in operating activities during the year ended December 31, 2022 was $73.2 million as compared to $253.0 million for the year ended December 31, 2021. The decrease in cash used was primarily due to a lower net loss driven by increased revenue as well as decreased operating expenses. The decrease in cash used was also due to lower accounts receivable and decreased inventory purchases. This was partially offset by payments made related to the reductions in force as well as decreases in accounts payable and accrued expenses and other current liabilities.

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

We expect our cash resources to fund our current operating plan for at least twelve months from the date of filing of our 2022 Annual Report on Form 10-K on March 10, 2023. Our operating plan includes the effects of certain cost avoidance measures and the reduction of overhead costs that resulted from the amendment or termination of contractual arrangements with certain supply and collaboration partners and the reduction of operating expenses. During 2022, we implemented certain cost avoidance measures. For example, during the fourth quarter of 2022, we and BioVectra entered into a Termination Agreement, pursuant to which the parties agreed, among other things, to terminate, effective immediately, any and all existing agreements entered into between the parties in connection with the manufacture and supply, by BioVectra to us, of Auryxia drug substance, which eliminated future contractual commitments with this supply partner. We, MTPC, and Esteve also executed an Assignment Agreement, pursuant to which the Supply Agreement between us and Esteve was assigned to MTPC. The Assignment Agreement transferred our rights and obligations under the Supply Agreement to MTPC, specifically including the obligations under certain purchase orders issued by us and accepted by Esteve. In addition, in April, May and November of 2022, the Board of Directors approved reductions of our workforce by a combined total of approximately 56% consisting of individuals across our company. These actions reflect our determination to refocus our strategic priorities and drive revenue around our commercial product, Auryxia®, and our development portfolio, and are steps in a cost savings plan to significantly reduce our expense profile in line with being a single commercial product company (see Note 6 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K/A). We expect to finance future cash needs through product revenue, potential strategic transactions, public or private equity or debt transactions, expense management, or a combination of these approaches. We plan to reduce our need for future financing through product sales, expense management, and cost avoidance measures in line with being a single commercial product company.

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
Term Loans
On November 11, 2019, Akebia, with Keryx as guarantor, entered into a loan agreement, or the Loan Agreement, with BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. BioPharma Credit PLC subsequently transferred its interest in the Term Loans, solely in its capacity as a lender, to its affiliate, BPCR Limited Partnership. The Collateral Agent and the lenders are collectively referred to as Pharmakon. The first tranche of $80.0 million, or Tranche A, was drawn on November 25, 2019, or the Tranche A Funding Date, and the second tranche of $20.0 million, or Tranche B, was drawn on December 10, 2020, or the Tranche B Funding Date. During the twelve months ended December 31, 2022, we made our first quarterly principal payment under the Term Loans of $8.0 million. In addition, on July 15, 2022, pursuant to the Loan

Agreement, as amended, we made prepayments totaling $25.0 million together with a prepayment premium of $0.5 million plus all accrued and unpaid interest on such prepayments of principal to the Effective Date, and Pharmakon agreed to waive or modify certain covenants in the Loan Agreement. A more detailed description of the Term Loans can be found in Note 12 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K/A.
Liability Related to Sale of Future Royalties
On February 25, 2021, we entered into a royalty interest acquisition agreement, or the Royalty Agreement, with HCR, pursuant to which we sold to HCR our right to receive royalties and sales milestones for vadadustat in the MTPC Territory, such payments collectively the Royalty Interest Payments, in each case, payable to us under the MTPC Agreement, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. After HCR receives Royalty Interest Payments equal to the Annual Cap in a given calendar year, we will receive 85% of the Royalty Interest Payments for the remainder of that year. After HCR receives Royalty Interest Payments equal to the Aggregate Cap, or we pay the Aggregate Cap to HCR (net of the Royalty Interest Payments already received by HCR), the Royalty Interest Payments will revert back to us, and HCR would have no further right to any Royalty Interest Payments. We received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement, and we are eligible to receive an additional $5.0 million in 2023 under the Royalty Agreement if specified annual sales milestones are achieved for vadadustat in the MTPC Territory, subject to the satisfaction of certain customary conditions. We retain the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. A more detailed description of the Royalty Agreement can be found in Note 7 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K/A.
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

We have recorded the Working Capital Fund as a refund liability under ASC 606, Revenue from Contracts with Customers. We accounted for the refund liability as a debt arrangement with zero coupon interest. We imputed interest on the refund liability to the customer at a rate of 15.0% per annum and recorded an initial discount on the refund liability to the customer and a related deferred gain as of the date the funds were received from CSL Vifor, which was March 18, 2022. The discount on the note payable is being amortized to interest expense using the effective interest method over the expected term of the refund liability. The deferred gain is being amortized to interest income on a straight-line basis over the expected term of the refund liability. A more detailed description of the Working Capital Fund can be found in Note 5 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K/A.

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

Pursuant to the Siegfried Master Manufacturing Services and Supply Agreement, as amended through December 31, 2022, or the Siegfried Agreement, we have agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The term of the Siegfried Agreement was to expire on December 31, 2022, but was automatically extended into 2023 as a result of Siegfried's updated production schedule for delivery of product originally scheduled for delivery in 2022. The

Siegfried Agreement provides us and Siegfried with certain termination rights. As of December 31, 2022, we are required to purchase a minimum quantity of drug substance under the Siegfried Agreement for Auryxia annually at a total cost of approximately $8.4 million through the third quarter of 2023. As of the date of the filing of this Annual Report on Form 10-K/A, we have amended the Siegfried Agreement pursuant to which, we agreed to extend the term and purchase a minimum quantity of drug substance of Auryxia at a predetermined price as further described in Note 18 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K/A.
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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, inventory, our excess purchase commitment liability, liabilities related to sale of future royalties, refund liabilities to customers, impairment of intangible asset, and income taxes. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K/A, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Product Revenue, Net

We sell Auryxia in the United States, primarily to wholesale distributors as well as certain specialty pharmacy providers, collectively, Customers. These Customers resell our product to health care providers and patients. In addition to distribution agreements with Customers, we enter into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of our product.

We recognize revenue on product sales when the Customer obtains control of our product, which occurs at a point in time, typically upon delivery to the Customer. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less.

Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and are based on limited rights to return in accordance with our return policy as well as various incentives offered within contracts between us and our Customers, health care providers, payors and other indirect customers relating to sales of our products. These reserves are based on the amounts earned or to be claimed on the related sales. These reserves include:

•Trade Discounts and Allowances: Discounts include incentive fees that are explicitly stated in our contracts. In addition, we compensate (through trade discounts and allowances) our Customers for sales order management, data and distribution services.

•Product Returns: Consistent with industry practice, we generally offer Customers a limited right of return which allows for the product to be returned when the product expiry is within an allowable window, when the quantity delivered is different than the quantity ordered, the product is damaged in transit prior to receipt by the customer or is subject to a recall. This right of return generally lapses once the product is provided to a patient. We estimate the amount of our product sales that may be returned for credit by our Customers in our gross-to-net calculations. We estimated the accrual for product returns using a percentage of gross revenue based on historical return rates and evaluated and considered the estimated amount of inventory in the distribution channel, available industry data and our historical return and sale information.

•Provider Chargebacks and Discounts: Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. Reserves for chargebacks consist of credits that we expect to issue for units that remain in the distribution channel at each reporting period end that we expect will be sold to qualified healthcare providers, and chargebacks that Customers have claimed but for which we have not yet issued a credit. We review the methodology utilized in estimating the reserve for chargebacks in connection with analyzing our product return reserve each quarter and make revisions as considered necessary to reasonably estimate our potential future obligation.

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

Intangible Asset
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
We review intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, we perform a recoverability test by comparing the sum of the estimated undiscounted cash flows of the intangible asset group to its carrying value on the consolidated balance sheet. If the carrying value of the intangible asset group exceeds the undiscounted cash flows used in the recoverability test, we will write the carrying value of the intangible asset group down to the fair value in the period identified. We calculate the fair value of the intangible asset group as the present value of estimated future cash flows expected to be generated from the intangible asset group using a risk-adjusted discount rate. In determining estimated future cash flows associated with the intangible asset group, we use market participant assumptions pursuant to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). During the second quarter of 2020, we identified indicators of impairment related to the developed product rights for Auryxia and recorded an impairment charge of $114.4 million (see Note 10 contained in this Annual Report on Form 10-K/A for additional information).
Income Taxes
Income taxes are recorded in accordance with FASB Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. All deferred taxes as of December 31, 2022 and 2021 are classified as noncurrent within the income tax provision (see Note 14 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data).
Recent Accounting Pronouncements
For additional discussion of recent accounting pronouncements, please refer to New Accounting Pronouncements – Recently Adopted included within Note 3 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K/A.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2023, except for the effect of the material weakness described in the third paragraph of that report, as to which the date is August 28, 2023, expressed an adverse opinion thereon.

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
Critical Audit Matter

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
As of December 31, 2022, the Company recorded accrued product revenue allowances of $26.3 million, which includes payor rebates. As discussed in Note 2 to the Company’s consolidated financial statements, the Company recognizes revenue from product sales at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. The Company contracts with various commercial payor organizations, primarily health insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products. The Company estimates the rebates for payors based upon (i) its contracts with the payors and (ii) information obtained from its customers and other third parties regarding the payor mix. The Company estimates these payor rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

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
Boston, Massachusetts
March 10, 2023, except for Note 1, as to which the date is August 28, 2023

AKEBIA THERAPEUTICS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$90,466	$149,800
Inventories	21,568	36,628
Accounts receivable, net	40,284	51,581
Prepaid expenses and other current assets	32,864	33,140
Total current assets	185,182	271,149
Property and equipment, net	5,214	6,754
Operating lease assets	29,158	33,852
Goodwill	59,044	59,044
Other intangible asset, net	72,084	108,127
Other assets	5,372	50,421
Total assets	$356,054	$529,347
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$18,021	$33,588
Accrued expenses and other current liabilities	75,777	109,014
Short-term deferred revenue	3,738	20,906
Current portion of long-term debt	32,000	97,543
Total current liabilities	129,536	261,051
Deferred revenue, net of current portion	43,296	21,474
Operating lease liabilities, net of current portion	28,961	33,703
Derivative liability	760	1,820
Long-term debt, net	34,078	—
Liability related to sale of future royalties, net	57,484	53,079
Refund liability to customer	40,992	—
Other non-current liabilities	15,717	84,212
Total liabilities	350,824	455,339
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized at December 31, 2022 and 2021; 0 shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock: $0.00001 par value; 350,000,000 shares authorized at December 31, 2022 and 2021, respectively; 184,135,714 and 177,000,963 shares issued and outstanding at December 31, 2022 and 2021, respectively	2	1
Additional paid-in capital	1,562,247	1,536,800
Accumulated other comprehensive gain	6	6
Accumulated deficit	(1,557,025)	(1,462,799)
Total stockholders' equity	5,230	74,008
Total liabilities and stockholders' equity	$356,054	$529,347

See accompanying notes to consolidated financial statements.

AKEBIA THERAPEUTICS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Product revenue, net	$176,949	$140,288	$128,238
License, collaboration and other revenue	115,535	71,362	166,406
Total revenues	292,484	211,650	294,644
Cost of goods sold:
Product	49,526	114,629	149,435
Amortization of intangible asset	36,042	36,042	32,617
Impairment of intangible asset	—	—	114,425
Total cost of goods sold	85,568	150,671	296,477
Operating expenses:
Research and development	129,986	147,852	218,485
Selling, general and administrative	138,601	174,140	154,099
License expense	3,175	3,489	3,409
Restructuring	15,933	—	—
Total operating expenses	287,695	325,481	375,993
Operating loss	(80,779)	(264,502)	(377,826)
Other income (expense):
Interest income (expense)	(15,687)	(19,936)	(8,871)
Other income (expense)	3,146	2,414	1,856
Loss on extinguishment of debt	(906)	—	—
Net loss before income taxes	(94,226)	(282,024)	(384,841)
Benefit from income taxes	—	—	—
Net loss	$(94,226)	$(282,024)	$(384,841)
Net loss per share - basic and diluted	$(0.52)	$(1.70)	$(2.78)
Weighted-average number of common shares - basic and diluted	182,782,680	165,949,695	138,463,152
Comprehensive loss:
Net loss	$(94,226)	$(282,024)	$(384,841)
Other comprehensive (loss) gain - unrealized (loss) gain on securities	—	(7)	13
Total comprehensive loss	$(94,226)	$(282,031)	$(384,828)

See accompanying notes to consolidated financial statements.

Akebia Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Unrealized Gain/Loss	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	$0.00001 Par Value
Balance at December 31, 2019	121,674,568	$1	$1,188,810	$—	$(795,934)	$392,877
Issuance of common stock, net of issuance costs	24,133,348	—	209,519	—	—	209,519
Proceeds from sale of stock under employee stock purchase plan	235,658	—	1,100	—	—	1,100
Exercise of options	166,633	—	1,226	—	—	1,226
Stock-based compensation expense	—	—	24,460	—	—	24,460
Restricted stock unit vesting	1,863,878	—	—	—	—	—
Unrealized gain	—	—	—	13	—	13
Net loss	—	—	—	—	(384,841)	(384,841)
Balance at December 31, 2020	148,074,085	$1	$1,425,115	$13	$(1,180,775)	$244,354
Issuance of common stock, net of issuance costs	26,352,343	—	88,204	—	—	88,204
Proceeds from sale of stock under employee stock purchase plan	307,193	—	746	—	—	746
Stock-based compensation expense	—	—	22,735	—	—	22,735
Restricted stock unit vesting	2,267,342	—	—	—	—	—
Unrealized loss	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(282,024)	(282,024)
Balance at December 31, 2021	177,000,963	$1	$1,536,800	$6	$(1,462,799)	$74,008
Issuance of common stock, net of issuance costs	4,404,600	1	7,121	—	—	7,122
Proceeds from sale of stock under employee stock purchase plan	335,146	—	410	—	—	410
Stock-based compensation expense	—	—	17,849	—	—	17,849
Restricted stock unit vesting	2,252,565	—	—	—	—	—
Exercise of options	142,440	—	67	—	—	67
Net loss	—	—	—	—	(94,226)	(94,226)
Balance at December 31, 2022	184,135,714	$2	$1,562,247	$6	$(1,557,025)	$5,230

See accompanying notes to consolidated financial statements.

Akebia Therapeutics, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(94,226)	$(282,024)	$(384,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,654	1,927	2,075
Amortization of intangible asset	36,043	36,043	32,617
Intangible asset impairment charge	—	—	114,425
Non-cash interest expense related to sale of future royalties	6,182	9,117	—
Non-cash royalty revenue related to sale of future royalties	(1,777)	(821)	—
Amortization of premium/discount on investments	—	(15)	(47)
Non-cash collaboration revenue	(9,550)	—	—
Non-cash research and development expense	8,768	—	—
Non-cash interest expense	2,121	1,165	1,534
Non-cash operating lease expense	(2,417)	(1,842)	(2,037)
Non-cash loss on extinguishment of debt	406	—	—
Fair value step-up of inventory sold or written off	—	21,575	68,240
Write-down of inventories	30,242	15,049	20,641
Change in excess inventory purchase commitments	(65,946)	30,337	25,114
Stock-based compensation	17,849	22,735	24,460
Change in fair value of derivative liability	(1,060)	(600)	286
Changes in operating assets and liabilities:
Accounts receivable	11,297	(24,027)	11,669
Inventories	19,087	(24,947)	6,163
Prepaid expenses and other current assets	1,058	(18,658)	(8,119)
Operating lease assets	—	(13,888)	—
Other long-term assets	(5,623)	5,674	(2,779)
Accounts payable	1,501	(11,735)	3,678
Accrued expenses and other current liabilities	(38,005)	(22,080)	6,259
Operating lease liabilities	2,311	15,398	1,411
Deferred revenue	4,654	1,821	(32,391)
Other non-current liabilities	2,277	(13,169)	1,254
Net cash used in operating activities	(73,154)	(252,965)	(110,388)
Investing activities:
Purchase of property and equipment	(114)	(59)	(317)
Purchase of available for sale securities	—	—	(99,932)
Proceeds from the maturities of available for sale securities	—	40,000	60,245
Net cash provided by (used in) investing activities	(114)	39,941	(40,004)
Financing activities:
Proceeds from sale of future royalties, net	—	44,783	—
Proceeds from refund liabilities to customers	40,000	—	—
Proceeds from the issuance of common stock, net of issuance costs	7,121	88,202	209,419
Proceeds from the sale of stock under employee stock purchase plan	410	746	1,100
Proceeds from the exercise of stock options	67	—	1,226
Proceeds from the issuance of debt, net	—	—	19,975
Payments on debt	(33,000)	—	—
Net cash provided by financing activities	14,598	133,731	231,720
Increase (decrease) in cash, cash equivalents, and restricted cash	(58,670)	(79,293)	81,328
Cash, cash equivalents, and restricted cash at beginning of the period	151,839	231,132	149,804
Cash, cash equivalents, and restricted cash at end of the period	$93,169	$151,839	$231,132
Non-cash financing activities
Unpaid offering costs	$—	$2	$100
Cash paid for:
Interest	6,755	9,632	7,843
See accompanying notes to consolidated financial statements.

Akebia Therapeutics, Inc.
Notes to Consolidated Financial Statements
1. Revisions of Previously Issued Financial Statements

In the course of preparing the consolidated financial statements for the three and six months ended June 30, 2023, Akebia Therapeutics, Inc., referred to as Akebia or the Company, identified certain accounting errors relating to the recording and reporting of reserves for returns of the Company’s product, Auryxia® (ferric citrate) at the time the Company acquired Keryx Biopharmaceuticals, Inc. ("Keryx") on December 12, 2018 and when calculating the product return reserves for subsequent annual and quarterly periods through March 31, 2023 (collectively, the "Product Return Reserve Errors"). This resulted in errors in the Company's consolidated financial statements previously filed by the Company with the SEC for each of the fiscal years ended December 31, 2022, 2021 and 2020. Specifically, the Company utilized an incorrect methodology to calculate, record and report the Auryxia product return reserves at the time the Company acquired Keryx on December 12, 2018, which resulted in errors in the calculation of and understatement of goodwill of $2.6 million in each of the subsequent annual periods. The Company continued to utilize the incorrect methodology to calculate, record and report the product return reserves in the consolidated financial statements it issued with respect to its fiscal years ended December 31, 2022, 2021 and 2020, which resulted in the product return reserves and other product revenue allowances being understated by $8.2 million, $7.9 million and $6.0 million as of December 31, 2022, 2021 and 2020, respectively. A breakdown of the understatement of the product return reserves between current and long-term in the consolidated balance sheet are as follows:

	December 31,
(in thousands)	2020	2021	2022
Included in accrued expenses and other current liabilities:
Product return reserves and other product revenue allowances	$1,956	$4,557	$5,051
Included in other long-term liabilities:
Product return reserves	4,048	3,360	3,132
Total understatement of product return reserves and other product revenue allowances	$6,004	$7,917	$8,183

Further, as a result of the Product Return Reserve Errors, revenue was overstated by $0.1 million, $1.9 million and $0.6 million, and accounts receivable was understated by $1.1 million, $0.7 million and $0.7 million as of and for the years ended December 31, 2022, 2021 and 2020, respectively. The changes did not impact cash or ending cash balances in the Company’s consolidated balance sheets in the periods presented in this report or in previously issued annual and quarterly financial statements.

In addition to the Product Return Reserve Errors, the Company has corrected other immaterial misstatements in the revised consolidated financial statements for the years ended December 31, 2022, 2021 and 2020 and related quarterly periods, including an understatement of $1.4 million to goodwill in each of the years ended December 31, 2022, 2021 and 2020 related to an excess purchase commitment recorded in connection with the Keryx acquisition.

The Company assessed the materiality of the impact of the Product Return Reserve Errors both quantitatively and qualitatively and determined the impact to be immaterial to the consolidated financial statements for the years ended December 31, 2022, 2021 and 2020 as well as the quarterly interim periods. However, the Company concluded that the effect of correcting the Product Return Reserve Errors in the quarter ended June 30, 2023 would materially misstate the Company’s unaudited consolidated financial statements for the three and six months ended June 30, 2023 and, accordingly, determined that it was necessary to revise the consolidated financial statements it previously issued with respect to the fiscal years ended December 31, 2022, 2021 and 2020. The remainder of the Notes to the Company's consolidated financial statements have been updated and revised, as applicable, to reflect the impact of the corrections described in this Note 1.

The following tables reflect the impact of the revision for the Product Return Reserve Errors as well as other immaterial corrections on the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2022, 2021 and 2020:

FISCAL YEAR ENDED DECEMBER 31, 2022
(in thousands, except per share data)

	December 31, 2022
Consolidated Balance Sheet	As Previously Reported	Adjustment	As Revised
Inventories	$21,762	$(194)	$21,568
Accounts receivable, net	39,180	1,104	40,284
Prepaid expenses and other current assets	33,541	(677)	32,864
Total current assets	184,949	233	185,182
Goodwill	55,053	3,991	59,044
Total assets	$351,830	$4,224	$356,054
Accrued expenses and other current liabilities	$70,997	$4,780	$75,777
Total current liabilities	124,756	4,780	129,536
Other long-term liabilities	12,161	3,556	15,717
Total liabilities	342,488	8,336	350,824
Accumulated deficit	(1,552,913)	(4,112)	(1,557,025)
Total stockholder' equity	9,342	(4,112)	5,230
Total liabilities and stockholders' equity	$351,830	$4,224	$356,054

	Year Ended December 31, 2022
Consolidated Statements of Operations and Comprehensive Loss	As Previously Reported	Adjustment	As Revised
Product revenue, net	$177,067	$(118)	$176,949
Cost of goods sold, product	48,754	772	49,526
Research and development	129,114	872	129,986
Selling, general and administrative	138,699	(98)	138,601
Operating loss	(79,115)	(1,664)	(80,779)
Net loss	$(92,562)	(1,664)	(94,226)
Comprehensive loss	$(92,562)	(1,664)	(94,226)
Earnings per share - basic and diluted	$(0.51)	$0.01	$(0.52)

	December 31, 2022
Condensed Consolidated Statement of Stockholders' (Deficit) Equity	As Previously Reported	Adjustment	As Revised
Accumulated deficit	$(1,552,913)	$(4,112)	$(1,557,025)
Net loss	$(92,562)	$(1,664)	$(94,226)

	Year Ended December 31, 2022
Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Revised
Net loss	$(92,562)	$(1,664)	$(94,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in excess inventory purchase commitments	(67,618)	1,672	(65,946)
Changes in operating assets and liabilities:
Accounts receivable	11,695	(398)	11,297
Inventories	19,793	(706)	19,087
Prepaid expenses and other current assets	381	677	1,058
Accrued expenses and other current liabilities	(38,227)	222	(38,005)
Other non-current liabilities	2,080	197	2,277
Net cash used in operating activities	$(73,154)	$—	$(73,154)

FISCAL YEAR ENDED DECEMBER 31, 2021
(in thousands, except per share data)

	December 31, 2021
Consolidated Balance Sheet	As Previously Reported	Adjustment	As Revised
Inventories	$38,195	$(1,567)	$36,628
Accounts receivable, net	50,875	706	51,581
Total current assets	272,010	(861)	271,149
Goodwill	55,053	3,991	59,044
Other long-term assets, net	49,754	667	50,421
Total assets	$525,550	$3,797	$529,347
Accrued expenses and other current liabilities	$104,456	$4,558	$109,014
Total current liabilities	256,493	4,558	261,051
Other long-term liabilities	82,525	1,687	84,212
Total liabilities	449,094	6,245	455,339
Accumulated deficit	(1,460,351)	(2,448)	(1,462,799)
Total stockholder' equity	76,456	(2,448)	74,008
Total liabilities and stockholders' equity	$525,550	$3,797	$529,347

	For the Year Ended December 31, 2021
Consolidated Statements of Operations and Comprehensive Loss	As Previously Reported	Adjustment	As Revised
Product revenue, net	$142,216	$(1,928)	$140,288
Cost of goods sold, product	117,352	(2,723)	114,629
Selling, general and administrative	174,161	(21)	174,140
Operating loss	(265,318)	816	(264,502)
Net loss	$(282,840)	$816	$(282,024)
Comprehensive loss	$(282,847)	$816	$(282,031)
Earnings per share - basic and diluted	$(1.70)	$—	$(1.70)

	December 31, 2021
Condensed Consolidated Statement of Stockholders' (Deficit) Equity	As Previously Reported	Adjustment	As Revised
Accumulated deficit	$(1,460,351)	$(2,448)	$(1,462,799)
Net loss	$(282,840)	$816	$(282,024)

	For the Year Ended December 31, 2021
Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Revised
Net loss	$(282,840)	$816	$(282,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in excess inventory purchase commitments	33,391	(3,054)	30,337
Write-down of inventories	15,618	(569)	15,049
Changes in operating assets and liabilities:
Accounts receivable	(24,022)	(5)	(24,027)
Inventories	(25,847)	900	(24,947)
Accrued expenses and other current liabilities	(24,680)	2,600	(22,080)
Other non-current liabilities	(12,481)	(688)	(13,169)
Net cash used in operating activities	$(252,965)	$—	$(252,965)

FISCAL YEAR ENDED DECEMBER 31, 2020
(in thousands, except per share data)

	For the Year Ended December 31, 2020
Consolidated Statements of Operations and Comprehensive Loss	As Previously Reported	Adjustment	As Revised
Product revenue, net	$128,901	$(663)	$128,238
Cost of goods sold, product	148,866	569	149,435
Cost of goods sold, amortization of intangible asset	31,515	1,102	32,617
Cost of goods sold, impairment of intangible asset	115,527	(1,102)	114,425
Operating loss	(376,442)	(1,384)	(377,826)
Net loss	$(383,457)	$(1,384)	$(384,841)
Comprehensive loss	$(383,444)	$(1,384)	$(384,828)
Earnings per share - basic and diluted	$(2.77)	$(0.01)	$(2.78)

	December 31, 2020
Condensed Consolidated Statement of Stockholders' (Deficit) Equity	As Previously Reported	Adjustment	As Revised
Accumulated deficit	$(1,177,511)	$(3,264)	$(1,180,775)
Net loss	$(383,457)	$(1,384)	$(384,841)

	For the Year Ended December 31, 2020
Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Revised
Net loss	$(383,457)	$(1,384)	$(384,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	31,515	1,102	32,617
Intangible asset impairment charge	115,527	(1,102)	114,425
Write-down of inventories	20,072	569	20,641
Changes in operating assets and liabilities:
Accounts receivable	12,011	(342)	11,669
Accrued expenses and other current liabilities	6,356	(97)	6,259
Other non-current liabilities	—	1,254	1,254
Net cash used in operating activities	$(110,388)	$—	$(110,388)

	December 31, 2019
Condensed Consolidated Statement of Stockholders' (Deficit) Equity	As Previously Reported	Adjustment	As Revised
Accumulated deficit	(794,054)	(1,880)	(795,934)

The following tables reflect the impact of this revision on the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022:

QUARTER ENDED SEPTEMBER 30, 2022
(dollars in thousands, except per share amounts)

	September 30, 2022
Unaudited Condensed Consolidated Balance Sheet	As Previously Reported	Adjustment	As Revised
Inventories	$40,039	$5,203	$45,242
Accounts receivable, net	23,094	175	23,269
Prepaid expenses and other current assets	29,618	(678)	28,940
Total current assets	237,512	4,700	242,212
Goodwill	55,053	3,991	59,044
Other long-term assets, net	26,275	(334)	25,941
Total assets	$435,894	$8,357	$444,251
Accrued expenses and other current liabilities	$87,364	$5,164	$92,528
Total current liabilities	187,965	5,164	193,129
Other non-current liabilities	74,313	8,787	83,100
Total liabilities	422,041	13,951	435,992
Accumulated deficit	(1,545,361)	(5,594)	(1,550,955)
Total liabilities and stockholders' equity	$435,894	$8,357	$444,251

	Three Months Ended September 30, 2022
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income	As Previously Reported	Adjustment	As Revised
Product revenue, net	$42,239	$(250)	$41,989
Cost of goods sold, product	28,936	334	29,270
Research and development	27,350	678	28,028
Selling, general and administrative	30,918	969	31,887
Operating loss	(48,174)	(2,230)	(50,404)
Net loss	$(51,865)	$(2,230)	$(54,095)
Comprehensive loss	$(51,865)	$(2,230)	$(54,095)
Earnings per share - basic and diluted	$(0.28)	$(0.01)	$(0.29)

	Nine Months Ended September 30, 2022
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income	As Previously Reported	Adjustment	As Revised
Product revenue, net	$127,390	$(720)	$126,670
Cost of goods sold, product	60,859	1,106	61,965
Research and development	97,210	678	97,888
Selling, general and administrative	108,052	641	108,693
Operating loss	(72,765)	(3,146)	(75,911)
Net loss	$(85,010)	$(3,146)	$(88,156)
Comprehensive loss	$(85,010)	$(3,146)	$(88,156)
Earnings per share - basic and diluted	$(0.47)	$(0.01)	$(0.48)

	September 30, 2022
Unaudited Condensed Consolidated Statement of Stockholders' (Deficit) Equity	As Previously Reported	Adjustment	As Revised
Accumulated deficit	$(1,545,361)	$(5,594)	$(1,550,955)
Net loss	$(51,865)	$(2,230)	$(54,095)

	Nine Months Ended September 30, 2022
Unaudited Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Revised
Net loss	$(85,010)	$(3,146)	$(88,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in excess inventory purchase commitments	12,422	1,673	14,095
Changes in operating assets and liabilities:
Accounts receivable	27,781	531	28,312
Inventory	1,405	(6,770)	(5,365)
Prepaid expenses and other current assets	9,131	667	9,798
Other long-term assets	14,817	6,214	21,031
Accrued expenses and other current liabilities	(22,364)	831	(21,533)
Net cash used in operating activities	$(18,475)	$—	$(18,475)

The following tables reflect the impact of this revision on the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022:
QUARTER ENDED JUNE 30, 2022
(dollars in thousands, except per share amounts)

	June 30, 2022
Unaudited Condensed Consolidated Balance Sheet	As Previously Reported	Adjustment	As Revised
Inventories	$36,272	$3,954	$40,226
Accounts receivable, net	81,869	133	82,002
Total current assets	304,163	4,087	308,250
Goodwill	55,053	3,991	59,044
Total assets	$521,804	$8,078	$529,882
Accrued expenses and other current liabilities	$91,284	$3,721	$95,005
Total current liabilities	233,680	3,721	237,401
Other non-current liabilities	66,889	7,721	74,610
Total liabilities	459,504	11,442	470,946
Accumulated deficit	$(1,493,496)	$(3,363)	$(1,496,859)
Total liabilities and stockholders' equity	$521,804	$8,078	$529,882

Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income	Three Months Ended June 30, 2022
	As Previously Reported	Adjustment	As Revised
Product revenue, net	$43,703	$(394)	$43,309
Selling, general and administrative	32,807	(567)	32,240
Operating income	33,902	173	34,075
Net income	$29,276	$173	$29,449
Comprehensive Income	$29,276	$173	$29,449
Earnings per share - basic	$0.16	$—	$0.16
Earnings per share - diluted	$0.15	$—	$0.15

	Six Months Ended June 30, 2022
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income	As Previously Reported	Adjustment	As Revised
Product revenue, net	$85,151	$(470)	$84,681
Cost of goods sold, product	31,923	771	32,694
Selling, general and administrative	77,134	(328)	76,806
Operating loss	(24,591)	(913)	(25,504)
Net loss	$(33,145)	$(913)	$(34,058)
Comprehensive loss	$(33,145)	$(913)	$(34,058)
Net loss per share - basic and diluted	$(0.18)	$(0.01)	$(0.19)

	June 30, 2022
Unaudited Condensed Consolidated Statement of Stockholders' (Deficit) Equity	As Previously Reported	Adjustment	As Revised
Accumulated deficit	$(1,493,496)	$(3,363)	$(1,496,859)
Net income	$29,276	$173	$29,449

	Six Months Ended June 30, 2022
Unaudited Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Revised
Net loss	$(33,145)	$(913)	$(34,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in excess inventory purchase commitments	(773)	5,627	4,854
Changes in operating assets and liabilities:
Accounts receivable	(30,994)	573	(30,421)
Inventory	1,159	(5,521)	(4,362)
Other long-term assets	9,347	665	10,012
Accrued expenses and other current liabilities	(18,625)	(839)	(19,464)
Other non-current liabilities	(9,030)	408	(8,622)
Net cash used in operating activities	$(52,280)	$—	$(52,280)

The following tables reflect the impact of this revision on the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022:

QUARTER ENDED MARCH 31, 2022
(dollars in thousands, except per share amounts)

	March 31, 2022
Unaudited Condensed Consolidated Balance Sheet	As Previously Reported	Adjustment	As Revised
Inventories	$39,422	$1,676	$41,098
Accounts receivable, net	64,582	$776	65,358
Total current assets	302,687	2,452	305,139
Goodwill	55,053	3,991	59,044
Total assets	$535,356	$6,443	$541,799
Accrued expenses and other current liabilities	$109,660	$4,583	$114,243
Total current liabilities	253,914	4,583	258,497
Other non-current liabilities	77,743	5,398	83,141
Total liabilities	509,240	9,981	519,221
Accumulated deficit	(1,522,772)	(3,536)	(1,526,308)
Total liabilities and stockholders' equity	$535,356	$6,443	$541,799

	Three Months Ended March 31, 2022
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income	As Previously Reported	Adjustment	As Revised
Product revenue, net	$41,448	$(76)	$41,372
Cost of goods sold, product	22,333	772	23,105
Selling, general and administrative	44,327	239	44,566
Operating loss	(58,493)	(1,088)	(59,581)
Net loss	(62,421)	(1,088)	(63,509)
Comprehensive loss	(62,421)	(1,088)	(63,509)
Earnings per share - basic and diluted	$(0.35)	$—	$(0.35)

	March 31, 2022
Unaudited Condensed Consolidated Statement of Stockholders' (Deficit) Equity	As Previously Reported	Adjustment	As Revised
Accumulated deficit	$(1,522,772)	$(3,536)	$(1,526,308)
Net loss	$(62,421)	$(1,088)	$(63,509)

	Three Months Ended March 31, 2022
Unaudited Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Revised
Net loss	$(62,421)	$(1,088)	$(63,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in excess inventory purchase commitments	(773)	773	—
Changes in operating assets and liabilities:
Accounts receivable	(13,707)	(71)	(13,778)
Inventory	(5,247)	(3,243)	(8,490)
Other long-term assets	3,297	669	3,966
Accrued expenses and other current liabilities	4,426	2,960	7,386
Other non-current liabilities	(3,191)		(3,191)
Net cash used in operating activities	$(21,620)	$—	$(21,620)
2. Nature of Organization and Operations
The Company was incorporated in the State of Delaware in 2007. Akebia is a fully integrated biopharmaceutical company with the purpose of bettering the lives of people impacted by kidney disease. The Company has one commercial product, Auryxia® (ferric citrate), which is approved by the U.S. Food and Drug Administration, or FDA, and marketed for two indications in the United States: the control of serum phosphorus levels in adult patients with chronic kidney disease, or CKD, on dialysis, or DD-CKD, and the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or NDD-CKD. Ferric citrate is also approved and marketed in Japan as an oral treatment for IDA in adult patients for the improvement of hyperphosphatemia in such patients with DD-CKD and NDD-CKD under the trade name Riona (ferric citrate hydrate).

Vadadustat, the Company’s lead investigational product candidate, is an investigational oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor designed to mimic the physiologic effect of altitude on oxygen availability. On March 29, 2022, the Company received a complete response letter, or CRL, from the FDA. The CRL provided that the FDA had completed its review of the Company's new drug application, or NDA, for vadadustat for the treatment of anemia due to CKD in adult patients and had determined that it could not approve the NDA in its present form. In October 2022, the Company submitted a Formal Dispute Resolution Request, or FDRR, with the FDA. The FDRR focused on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult DD-CKD patients in light of safety concerns expressed by the FDA in the CRL for dialysis patients related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. In February 2023, we received a second interim response from the FDA to our FDRR. On May 12, 2022, the Company received notice from its former collaboration partner, Otsuka Pharmaceutical Co. Ltd., or Otsuka, that Otsuka had elected to terminate the Collaboration and License Agreement dated December 18, 2016, or the Otsuka U.S. Agreement, and the Collaboration and License Agreement dated April 25, 2017, or the Otsuka International Agreement. On June 30, 2022, the Company and Otsuka entered into a Termination and Settlement Agreement, or the Termination Agreement, pursuant to which, among other things, the Company and Otsuka agreed to terminate the Otsuka U.S. Agreement and the Otsuka International Agreement as of June 30, 2022 (see Note 5 for further details). In October 2021, Otsuka submitted a Marketing Authorization Application, or MAA, for vadadustat for the treatment of anemia due to CKD in adult patients with DD-CKD and NDD-CKD to the European Medicines Agency, or EMA. In connection with the Termination Agreement, Otsuka transferred the MAA for vadadustat with the EMA to the Company. Vadadustat is approved in Japan as a treatment for anemia due to CKD in both DD-CKD and NDD-CKD patients under the trade name VafseoTM, and marketed and sold in Japan by Mitsubishi Tanabe Pharma Corporation, or MTPC.

In addition, the Company continues to explore additional development opportunities to expand its pipeline and portfolio of novel therapeutics.

Since inception, the Company has devoted most of its resources to research and development, including its preclinical and clinical development activities, commercializing Auryxia, and providing general and administrative support for these operations. The Company began recording revenue from the U.S. sales of Auryxia and revenue from sublicensing rights to Auryxia in Japan from the Company’s Japanese partners, Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd., collectively JT and Torii, in December 2018. Additionally, following regulatory approval of vadadustat in Japan, the Company began recognizing royalty revenues from MTPC from the sale of Vafseo in August 2020. In February 2021, the Company entered into a royalty interest acquisition agreement with HealthCare Royalty Partners IV, L.P., or HCR, or the Royalty Agreement, whereby the Company sold its right to receive royalties and sales milestones under its Collaboration Agreement with MTPC, or the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 7 for additional information). The Company has not generated a profit to date, and may never generate profits, from product sales. Vadadustat and the Company’s other potential product candidates are subject to long development cycles, and the Company may be unsuccessful in its efforts to develop, obtain marketing approval for or market vadadustat and its other potential product candidates. If the Company does not successfully commercialize Auryxia, vadadustat, if approved, or any other potential product candidate, it may be unable to achieve profitability.

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

As of December 31, 2022, the Company had cash and cash equivalents of approximately $90.5 million. Based on its current operating plan, the Company believes that its cash resources will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the filing of the Company’s 2022 Annual Report on Form 10-K on March 10, 2023. If the Company’s operating performance deteriorates significantly from the levels achieved in 2022, it could have an effect on the Company’s liquidity and its ability to continue as a going concern in the future. The Company expects to finance future cash needs through product revenue, potential strategic transactions, public or private equity or debt transactions, operating expense management, or a combination of these approaches. Assuming the Company is successful in executing its operating plan, the Company will require additional funding to fund its strategic growth beyond Auryxia or to pursue later stage development and commercial activities for its product candidates and any additional product or product candidates, including those that may be in-licensed or acquired. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund our operating plan for the period anticipated by the Company, or that additional funding will be available on terms acceptable to the Company, or at all.
3. Summary of Significant Accounting Policies
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
Derivative Financial Instruments
The Company accounts for warrants and other derivative financial instruments as either equity or liabilities in accordance with ASC Topic 815, Derivatives and Hedging, or ASC 815, based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. The warrant, or the Warrant, to purchase shares of the Company's common stock issued by the Company in connection with the Janssen Pharmaceutica NV Research and License Agreement, or the Janssen Agreement, expired on February 9, 2022. The derivative liability recorded in connection with the Company’s Loan Agreement with Pharmakon is classified as a liability in the Company’s consolidated balance sheet (see Note 12).

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: prepaid and accrued research and development expense, operating lease assets and liabilities, derivative liabilities, refund and product return liabilities to customers, other non-current liabilities, the excess purchase commitment liability, stock-based compensation expense, product and collaboration revenues including various rebates and reserves related to product sales, non-cash interest expense on the liability related to sale of future royalties, inventories, income taxes, intangible assets and goodwill.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
Cash, Cash Equivalents and Restricted Cash
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that sum to the total of the amounts reported in the consolidated statement of cash flows (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$90,466	$149,800	$228,698
Prepaid expenses and other current assets	—	—	395
Other assets	2,703	2,039	2,039
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$93,169	$151,839	$231,132
Accounts Receivable
The Company’s accounts receivable represent amounts due to the Company from product sales (see Note 4) and from its collaboration agreement with MTPC (see Note 5). Reimbursable costs that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. Accounts receivable arising from product sales primarily represent amounts due from wholesale distributors as well as certain specialty pharmacy providers, or collectively, Customers. The Company deducts trade allowances for prompt payment, among other certain discounts or chargebacks, from its accounts receivable based on its experience that the Company’s Customers will earn these discounts and fees.
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
Concentrations of Credit Risk and Off-Balance Sheet Risk
Cash, cash equivalents and accounts receivable are the only financial instruments that potentially subject the Company to concentrations of credit risk. The Company maintains its cash and cash equivalents with high quality, accredited financial institutions and, accordingly, such funds are subject to minimal credit risk. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.
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
The following is the summary of property and equipment and related accumulated depreciation as of December 31, 2022 and 2021.

	Useful Life		December 31, 2022	December 31, 2021
			(in thousands)
Computer equipment and software	3		$1,010	$1,010
Furniture and fixtures	5	7	2,086	2,086
Equipment	7		2,750	2,750
Leasehold improvements	Shorter of the useful life or remaining lease term		8,687	8,573
			14,533	14,419
Less accumulated depreciation			(9,319)	(7,665)
Net property and equipment			$5,214	$6,754

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
The Company’s operating leases are reflected in prepaid expenses and other current assets, operating lease assets, accrued expenses and other current liabilities and operating lease liabilities, net of current portion in its consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
Liability Related to Sale of Future Royalties
The Company treats the liability related to sale of future royalties (see Note 7) as a debt financing, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability related to sale of future royalties and the debt amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. The Company will periodically assess the expected royalty payments. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. Non-cash royalty revenue is reflected as royalty revenue within license, collaboration and other revenue, and non-cash amortization of debt is reflected as interest expense in the consolidated statements of operations and comprehensive loss.
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

Revenue Recognition
The Company generates revenues primarily from sales of Auryxia, see Note 4, from its collaboration with MTPC and its prior collaboration agreements with Otsuka, see Note 5. The Company recognizes revenue in accordance with ASC 606, which applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps:
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
Reserves for Variable Consideration
Revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, product returns, chargebacks, rebates, co-pay assistance and other allowances offered within contracts between the Company and its Customers, health care providers, payors and other indirect customers relating to the Company’s sales of its products. These reserves are based on the amounts earned or estimated amounts expected to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount will be credited to the Customer, for example chargebacks) or as a current liability (if the amount is payable to a Customer or a party other than a Customer, for example rebates, product returns and co-pay assistance). When appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in ASC 606 for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.
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
Trade Discounts and Allowances: The Company generally provides Customers with discounts that include incentive fees that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue within the consolidated statement of operations and comprehensive loss through December 31, 2022. The Company records a corresponding reduction to accounts receivable (if the trade discount and/or allowance will be credited to the Customer) or an increase to accrued expenses and other current liabilities (if the trade discount and/or allowance is payable to a Customer) on the consolidated balance sheets.
Product Returns: Consistent with industry practice, the Company generally offers Customers a limited right of return which allows for the product to be returned when the product expiry is within an allowable window, when the quantity delivered is different than quantity ordered, the product is damaged in transit prior to receipt by the customer, or is subject to a recall. This right of return generally lapses once the product is provided to a patient. The Company estimates the amount of its product sales that may be returned for credit by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized and the establishment of a long-term liability which is included in other non-current liabilities in the consolidated balance sheets. Current estimates of product returns on prior year sales, net of product returns received, are included in accrued expenses and other current liabilities in the consolidated balance sheet. The Company currently estimates product return reserve using a percentage of gross revenue based on historical return rates, and look to the amount of estimated inventory in the distribution channel, available industry data and our own historical sales and return information.
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
Other Government Rebates: The Company is subject to discount obligations under state Medicaid programs and other government programs. The Company estimates its Medicaid and other government programs rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities on the consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period and are included in accrued expenses and other current assets on the consolidated balance sheet.
Other Incentives: Other incentives that the Company offers include voluntary patient assistance programs such as the Company’s co-pay assistance program, which are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on actual claims processed during a given period, as well as historical utilization data to estimate the amount the Company expects to receive associated with product that has been recognized as revenue, but remains in in the distribution channel at the end of each reporting period and are included in accrued expenses and other current assets on the consolidated balance sheet.
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
Collaborative Arrangements
The Company records the elements of its collaboration agreements that represent joint operating activities in accordance with ASC Topic 808, Collaborative Arrangements (ASC 808). Accordingly, the elements of the collaboration agreements that represent activities in which both parties are active participants and to which both parties are exposed to the significant risks and rewards that are dependent on the commercial success of the activities are recorded as collaborative arrangements. The Company considers the guidance in ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions, in determining the appropriate treatment for the transactions between the Company and its collaborative partners and the transactions between the Company and third parties. Generally, the classification of transactions under the collaborative arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants. Therefore, the Company recognized its allocation of the shared costs incurred with respect to the jointly conducted medical affairs and commercialization and non-promotional activities under the former Otsuka U.S. Agreement, as defined below in Note 5, as a component of the related expense in the period incurred. To the extent product revenue is generated from the collaboration, the Company recognizes its share of the net sales on a gross basis if the Company is deemed to be the principal in the transactions with customers, or on a net basis if the Company is instead deemed to be the agent in the transactions with customers, consistent with the guidance in ASC 606.
Intangible Asset
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
The Company reviews its intangible asset subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of the intangible asset group to its carrying value on the consolidated balance sheet. If the carrying value of the intangible asset group exceeds the undiscounted cash flows used in the recoverability test, the Company will write the carrying value of the intangible asset group down to the fair value in the period identified. The Company calculates the fair value of the intangible asset group as the present value of estimated future cash flows expected to be generated from the intangible asset group using a risk-adjusted discount rate. In determining estimated future cash flows associated with its intangible asset group, the Company uses market participant assumptions pursuant to ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). During the second quarter of 2020, the Company identified indicators of impairment related to the developed product rights for Auryxia and recorded an impairment charge of $114.4 million (see Note 10).
Goodwill

The Company allocates any excess purchase price over the fair value of the net tangible and intangible asset acquired in a business combination to goodwill. Goodwill is evaluated for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist.
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
Items measured at fair value on a recurring basis include derivative liabilities (see Note 8). The carrying amounts of prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities.
Items measured at fair value on a nonrecurring basis include property and equipment, intangible asset and goodwill. The Company remeasures the fair value of these assets upon the occurrence of certain events. There were no impairments to assets measured using Level 3 inputs during the years ended December 31, 2022 and 2021.
The Company’s other financial instruments mainly consists of debt (see Note 12). The carrying amount for the Company’s Loan Agreement with Pharmakon approximates fair value because the interest rate is variable and reflects current market rates.
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
Income Taxes
Income taxes are recorded in accordance with FASB Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. All deferred taxes as of December 31, 2022 and 2021 are classified as noncurrent within the income tax provision (see Note 14).
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
4. Product Revenue, Net
To date, the Company’s only source of product revenue has been from the U.S. sales of Auryxia. Total net product revenue was $176.9 million, $140.3 million, and $128.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The following table summarizes activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2020, 2021 and 2022 (in thousands):

	Chargebacks and Discounts	Rebates, Fees and other Deductions	Product Returns	Total
Balance at December 31, 2019	$634	$31,404	$7,498	$39,536
Provisions related to sales in current year	10,613	150,376	9,672	170,661
Adjustments related to prior year sales	—	377	(867)	$(490)
Credits/payments made	(10,495)	(140,489)	(6,691)	$(157,675)
Balance at December 31, 2020	752	41,668	9,612	52,032
Current provisions related to sales in current year	11,579	132,016	6,499	150,094
Adjustments related to prior year sales	(1)	(1,790)	—	(1,791)
Credits/payments made	(11,282)	(144,794)	(6,047)	(162,123)
Balance at December 31, 2021	$1,048	$27,100	$10,064	$38,212
Current provisions related to sales in current year	11,411	90,264	5,828	107,503
Adjustments related to prior year sales	(9)	401	—	392
Credits/payments made	(11,191)	(87,722)	(4,969)	(103,882)
Balance at December 31, 2022	$1,259	$30,043	$10,923	$42,225

Chargebacks, discounts and estimated product returns are recorded as a direct reduction of revenue on the consolidated statement of operations and comprehensive income (loss). Chargebacks are recorded as a reduction to accounts receivable on the consolidated balance sheets. Rebates, discounts, fees and other deductions as well as distribution-related fees and other sales-related deductions are recorded as a reduction in revenue on the consolidated statement of operations with a corresponding increase to accrued liabilities or accounts payable on the consolidated balance sheets. Estimated product returns for current product sales are recorded as other long-term liabilities in the unaudited condensed consolidated balance sheet.

Accounts receivable, net related to product sales was approximately $37.3 million and $25.3 million as of December 31, 2022 and 2021, respectively.
5. License, Collaboration and Other Significant Agreements
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
In February 2021, the Company entered into a royalty interest acquisition agreement with HealthCare Royalty Partners IV, L.P., or the Royalty Agreement, whereby the Company sold its right to receive royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 7).

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
As of December 31, 2022, the transaction price was comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received, comprised of $10.0 million relating to the JNDA filing and $15.0 million relating to regulatory approval of vadadustat in Japan, and (vi) $3.0 million in royalties from net sales of Vafseo. As of December 31, 2022, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. Accordingly, the Company recognized the $15.0 million regulatory milestone relating to regulatory approval of vadadustat in Japan as revenue during the year ended December 31, 2020 and the $10.0 million regulatory milestone for the filing of the JNDA as revenue during the year ended December 31, 2019, as the regulatory milestones were both deemed probable of being achieved and the required performance obligations had been satisfied as of December 31, 2020 and 2019, respectively. The Company recognized $1.8 million, $0.8 million, and $0.4 million of revenue for royalties from the net sales of Vafseo during the years ended December 31, 2022, 2021, and 2020, respectively. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the MTPC Agreement, subject to certain caps and other conditions (see Note 7). The revenue is classified as collaboration revenue in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2022, there is $0.6 million in accounts receivable, no deferred revenue, and no contract assets. There were no asset or liability balances related to the MTPC Agreement classified as long-term in the consolidated balance sheet as of December 31, 2022.

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
On December 16, 2022, the Company, MTPC, and Esteve Química, S.A., or Esteve, executed an Assignment of Supply Agreement, or the Assignment Agreement, pursuant to which the Supply Agreement between the Company and Esteve (see Note 16), or the Esteve Agreement, was assigned to MTPC. The Assignment Agreement transferred the rights and obligations of the Esteve Agreement to MTPC, including the obligations under certain purchase orders issued by the Company and accepted by Esteve. As such, the transferred purchase orders will continue to have a binding effect on MTPC to take delivery of the product from Esteve in accordance with the terms of the Esteve Agreement. The Company will have no further obligation to take delivery of or pay for product delivered by Esteve under the transferred purchase orders.
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
As discussed above, the Otsuka International Agreement was terminated on June 30, 2022 pursuant to the Termination Agreement. Refer to earlier in this Note 5 for further details of the recognition of this Termination Agreement in the Company's consolidated statement of operations and comprehensive loss.
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

6. Restructuring and Other Charges, Net
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

Details of the restructuring liability activity for the Company's workforce reductions for the period ended December 31, 2022 as recorded in accrued expenses and other current liabilities and other non-current liabilities in the consolidated balance sheet in this Annual Report on Form 10-K/A are as follows:

December 31, 2022
(in thousands)
Balance at December 31, 2021	$—
Restructuring charges	15,933
Stock-based compensation expense	(3,197)
Severance payments and adjustments	(8,977)
Balance at December 31, 2022	$3,758

7. Liability Related to Sale of Future Royalties
On February 25, 2021, the Company entered into the Royalty Agreement with HealthCare Royalty Partners IV, L.P., or HCR, pursuant to which the Company sold to HCR its right to receive royalties and sales milestones for vadadustat in Japan and certain other Asian countries, such countries, collectively, the MTPC Territory, and such payments collectively the Royalty Interest Payments, in each case, payable to the Company under the MTPC Agreement, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. After HCR receives Royalty Interest Payments equal to the Annual Cap in a given calendar year, the Company will receive 85% of the Royalty Interest Payments for the remainder of that year. After HCR receives Royalty Interest Payments equal to the Aggregate Cap, or the Company pays the Aggregate Cap to HCR (net of the Royalty Interest Payments already received by HCR), the Royalty Interest Payments will revert back to the Company, and HCR would have no further right to any Royalty Interest Payments. The Company received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement, and the Company is eligible to receive an additional $5.0 million in each year from 2021 through 2023 under the Royalty Agreement if specified annual sales milestones are achieved for vadadustat in the MTPC Territory, subject to the satisfaction of certain customary conditions. The sales milestone for vadadustat in the MTPC Territory was not achieved for 2022 or 2021. The Company retains the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. The Royalty Agreement will terminate on the earlier of the date on which HCR has received (i) the last Royalty Interest Payment or (ii) payment by the Company of an amount equal to the Aggregate Cap minus the aggregate amount of all Royalty Interest Payments actually received by HCR.

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
8. Fair Value of Financial Instruments
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
Assets measured or disclosed at fair value on a recurring basis as of December 31, 2022 and 2021 are summarized below:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2022
Assets:
Money market	$52,442	—	—	$52,442
	$52,442	$—	$—	$52,442

Liabilities:
Derivative liability	—	—	$760	$760
	$—	$—	$760	$760

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2021
Assets:
Money market	$42,918	—	—	$42,918
	$42,918	$—	$—	$42,918

Liabilities:
Derivative liability	—	—	$1,820	$1,820
	$—	$—	$1,820	$1,820
The Company’s Loan Agreement with Pharmakon (see Note 12) contains certain provisions that change the underlying cash flows of the debt instrument, including a potential extension to the interest-only period dependent on both (i) no event of default having occurred and continuing and (ii) the Company achieving certain regulatory and revenue conditions. One of the regulatory conditions was approval of vadadustat by August 2022, however, in March 2022, the Company received the CRL from the FDA stating that the FDA had determined that it could not approve the NDA for vadadustat in its present form. Therefore, the Company is no longer eligible for the interest-only extension period and this no longer changes the underlying cash flows of the debt instrument. The Company also assessed the acceleration of the obligations under the Loan Agreement under certain events of default. In addition, under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. In accordance with ASC 815, the Company concluded that these features are not clearly and closely related to the host instrument, and represent a single compound derivative that is required to be re-measured at fair value on a quarterly basis.
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
9. Inventories
The components of inventories are summarized as follows (in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$610	$1,763
Work-in-process	7,892	62,635
Finished goods	13,676	14,661
Total inventories	$22,178	$79,059

Long-term inventory, which primarily consists of raw materials and work-in-process, is included in other assets in the Company’s consolidated balance sheets. The following is a reconciliation of inventory reported in the consolidated balance sheet (in thousands):

Balance Sheet Classification:	December 31, 2022	December 31, 2021
Inventories	$21,568	$36,628
Other assets	610	42,431
Total inventories	$22,178	$79,059

Inventory amounts written down as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold totaled $30.2 million, $15.0 million, and $20.6 million during the years ended December 31, 2022, 2021, and 2020, respectively. The increase in inventory amounts written down for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to higher write-downs to inventory reserves related to Auryxia drug substance that will not be forward processed into drug product. In addition, there were $0 million, $8.7 million, and $11.4 million in related step-up charges during the years ended December 31, 2022, 2021, and 2020, respectively.

If future sales of Auryxia are lower than expected, the Company may be required to write-down the value of such inventories. Inventory write-downs and losses on purchase commitments are recorded as a component of cost of sales in the consolidated statement of operations.
10. Intangible Asset and Goodwill
Intangible Asset
The following table presents the Company’s intangible asset (in thousands):

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Total
Acquired intangible asset:
Developed product rights for Auryxia	$214,705	$(142,621)	$72,084
Total	$214,705	$(142,621)	$72,084

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Total
Acquired intangible asset:
Developed product rights for Auryxia	$214,705	$(106,578)	$108,127
Total	$214,705	$(106,578)	$108,127

The Company amortizes its definite-lived intangible asset using the straight-line method, which is considered the best estimate of economic benefit, over its estimated useful life of six years. The Company recorded $36.0 million in amortization expense during the years ended December 31, 2022 and 2021, and $32.6 million in amortization expense during the year ended December 31, 2020 related to the developed product rights for Auryxia. Estimated future amortization expense for the intangible asset as of December 31, 2022 is as follows (in thousands):

Year ending December 31,	Amortization Expense
2023	$36,042
2024	36,042
Total	$72,084
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

As a result of this analysis, the fair value of the Auryxia asset group was below its carrying value, and the Company recorded an impairment charge of $114.4 million during the three months ended June 30, 2020 and made a corresponding adjustment to the estimated useful life of the developed product rights for Auryxia from nine years to seven years. The impairment charge has been entirely allocated to the Company’s only intangible asset, the developed product rights for Auryxia, as all other long-lived assets had fair values that were either equal to or greater than their carrying value. Per ASC 360-10, the carrying amount of a long-lived asset of the group would not be reduced below its fair value. The Company believes its assumptions used to determine the fair value of the Auryxia asset group are reasonable. In the event the estimates and assumptions used in the valuation of the Auryxia asset group, including the forecasted projections, change in the future, additional impairment charges could be recorded in the future.

In the fourth quarter of 2020, as part of the Company's routine forecasting process, the Company reassessed and prospectively adjusted the estimated useful life of the developed product rights for Auryxia from seven years to six years. This was not deemed an impairment indicator as of December 31, 2020.
Goodwill
Goodwill was $59.0 million as of December 31, 2022 and 2021. The Company operates in one operating segment which the Company considers to be the only reporting unit. Goodwill is evaluated for impairment at the reporting unit level on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. Events that could indicate impairment and trigger an impairment assessment include, but are not limited to, an adverse change in current economic or market conditions, including a significant prolonged decline in market capitalization, a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action by a regulator. During the year ended December 31, 2022, the Company evaluated business factors, including the receipt of the CRL from the FDA for vadadustat, the Company's market capitalization as impacted by a recent decline in the Company's stock price, the impact of the Otsuka Termination Agreement on the Company's future cash flows, and the impact of the BioVectra Termination

Agreement to the Company's excess purchase commitment liability to determine if there were events or changes in circumstance to indicate that the fair value of the reporting unit was less than its carrying value. The Company performed a qualitative impairment assessment of the Company's goodwill balance as the year ended December 31, 2022. The Company determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value and, therefore, did not perform a further quantitative impairment test.

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

There were no impairments of goodwill during the years ended December 31, 2021 and 2020.
11. Accrued Expenses
Accrued expenses are as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Product revenue allowances	$26,268	$24,478
Product return reserves, current portion	7,789	6,704
Accrued clinical trial expenses	5,755	14,036
Amounts due to collaboration partners	—	22,654
Accrued payroll and related expenses	11,481	15,863
Lease liabilities	4,744	4,802
Royalties	3,804	3,472
Professional fees	1,886	1,899
Accrued commercial manufacturing	4,310	3,843
Accrued restructuring	2,751	—
Accrued other	6,989	11,263
Total accrued expenses	$75,777	$109,014

12. Debt
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

Years ending December 31,	Principal Payments
2023	$32,000
2024	35,000
Total before unamortized discount and issuance costs	67,000
Less: unamortized discount and issuance costs	(922)
Total term loans	$66,078
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

On April 7, 2022, the Company entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, as agent, for the offer and sale of common stock at current market prices in amounts to be determined from time to time. Also, on April 7, 2022, the Company filed a prospectus supplement relating to the Sales Agreement, pursuant to which it is able to offer and sell under the Sales Agreement up to $26.0 million of its common stock at current market prices from time to time. From the date of filing of the prospectus supplement through the date of the filing of the Company's Annual Report on Form 10-K filed on March 10, 2023, the Company has not sold any shares of its common stock under this program.
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
Compensation Expense Summary

The Company has classified its stock-based compensation expense related to share-based awards as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Research and development	$3,683	$5,816	$6,113
Selling, general and administrative	10,969	16,919	18,347
Total	$14,652	$22,735	$24,460

Compensation expense by type of award (in thousands):

	Years ended December 31,
	2022	2021	2020
Stock options	$6,839	$8,958	$8,517
Restricted stock units	7,566	12,927	14,639
Performance RSUs	100	294	464
Employee stock purchase plan	147	556	840
Total	$14,652	$22,735	$24,460

14. Income Taxes
The Company’s income tax provision was computed based on the federal statutory rate and the state statutory rates, net of the related federal benefit. There was no current or deferred income tax expense or benefit for the years ended December 31, 2022 and 2021 due to the Company’s net losses and increases in its valuation allowance against its deferred tax assets.

Our effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020
Federal tax at statutory rate	21.0%	21.0%	21.0%
State and local tax at statutory rate	2.5	3.0	3.1
Research and development tax credits	—	—	0.1
Change in valuation allowance	(19.3)	(22.7)	(21.5)
Other permanent differences	(1.0)	(1.0)	(0.4)
Stock option cancellations	(2.5)	—	—
Stock option shortfalls	(1.6)	—	—
Effect of rate changes	0.6	0.3	0.7
Provision to return adjustment	0.3	0.3	(1.5)
Prior period adjustment to State NOL DTA	—	—	(1.5)
Other	—	(0.9)	—
Effective tax rate	—%	—%	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Accordingly, the Company has recorded a valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company continues to maintain the underlying tax benefits to offset future taxable income and to monitor the need for a valuation allowance based on the profitability of its future operations. The valuation allowance increased by approximately $18.2 million and $64.2 million during the years ended December 31, 2022 and 2021, respectively. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Accrued expenses and other current liabilities	$2,924	$3,306
Deferred revenue	1,250	9,725
Sale of royalty	13,291	12,037
Stock-based compensation	8,317	9,194
Research and development credits	4,827	5,034
Capitalized research and development costs	13,825	—
Other non-current liabilities	2,754	20,424
Net operating loss carryforward	288,842	287,194
ASC 842 lease liability	8,032	9,096
Inventories reserve	17,411	10,281
Refund liability	9,478	—
Other	13,159	10,483
Total deferred tax assets	384,110	376,774
Less: valuation allowance	(360,621)	(342,408)
Total deferred tax assets, net of valuation allowance	23,489	34,366
Deferred tax liabilities:
Intangible asset	(15,981)	(25,598)
ASC 842 ROU asset	(7,426)	(8,486)
Other	(82)	(282)
Total deferred tax liabilities	(23,489)	(34,366)
Net deferred tax liability	$—	$—

At December 31, 2022 and 2021, the Company had approximately $0.1 million (after amortization of $1.8 million) and $0.3 million (after amortization of $1.7 million), respectively, of start-up expenses capitalized for income tax purposes with amortization available to offset future federal, state and local income tax.
As of December 31, 2022 and 2021, the Company had approximately $1,230.7 million and $1,224.5 million, respectively, of federal NOL carry-forwards which expire through 2037. Included in the $1,230.7 million of federal NOLs are losses of $648.7 million that will carry forward indefinitely as a result of the Tax Cuts and Jobs Act. Additionally, at December 31, 2022 and 2021, the Company had approximately $1,808.5 million and $1,794.2 million, respectively, of state NOL carry-forwards, which expire through 2042. The Company also has approximately $2.5 million of federal research and development tax credit carryforwards which expire through 2040 and $2.9 million of state research and development tax credit carryforwards which expire through 2036.
Under the provisions of the Internal Revenue Code ("IRC"), the net operating losses and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating losses and tax credit carryforwards may become subject to an annual limitation under Internal Revenue Code 382 and 383 if there is more than a 50% change in ownership of the stockholders that own 5% or more of the Company’s outstanding stock over a three-year period. The Company completed an evaluation of its ownership changes and concluded that an ownership change did occur on December 12, 2018 for both Akebia and Keryx in connection with the Merger. As a consequence of this ownership change, the Company’s NOLs and tax credit carryforwards allocable to the tax periods preceding the ownership change became subject to limitation under Section 382 of the IRC. The Company reduced its associated deferred tax assets by $44.9 million as a result of the limitation.
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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ending December 31, 2022 and 2021 are as follows (in thousands):

Balance at December 31, 2020	$2,352
Additions based on tax positions of current years	161
Balance at December 31, 2021	$2,513
Additions based on tax positions of current years	184
Balance at December 31, 2022	$2,697
The Company does not believe there will be a material change in its unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.
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
As of December 31, 2022, undiscounted minimum rental commitments under non-cancelable leases, for each of the next five years and total thereafter are as follows (in thousands):

Year ending December 31,	Operating Leases	Lease Payments to be Received from Sublease	Net Operating Lease Payments
2023	$6,950	$307	$6,643
2024	8,162	—	8,162
2025	8,289	—	8,289
2026	6,132	—	6,132
2027	2,570	—	2,570
Thereafter	9,631	—	9,631
Total	$41,734	$307	$41,427
 In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.65% to 7.25%, which were based on the remaining lease term at either the date of adoption of ASC 842 or the effective date of any subsequent lease term extensions. As of December 31, 2022, the remaining lease terms ranged from 3.70 years to 8.59 years. As of December 31, 2022, the following represents the difference between the remaining undiscounted minimum rental commitments under non-cancelable leases and the operating lease liabilities (in thousands):

Operating Leases
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

Pursuant to the Master Manufacturing Services and Supply Agreement between the Company and Siegfried, as amended through December 31, 2022, or the Siegfried Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at predetermined prices. The term of the Siegfried Agreement was to expire on December 31, 2022, but was automatically extended into 2023 as a result of Siegfried’s updated production schedule for delivery of product originally scheduled for delivery in 2022. The Siegfried Agreement provides the Company and Siegfried with certain termination rights. As of December 31, 2022, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $8.4 million through the third quarter of 2023. As of the date of the filing of th Annual Report on Form 10-K, filed on March 10, 2023, the Company has amended the Siegfried Agreement pursuant to which, the Company agreed to extend the term and purchase a minimum quantity of drug substance of Auryxia at a predetermined price as further described in Note 18 to the Company's consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.
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

18. Subsequent Events

On February 28, 2023, the Company and Siegfried entered into Amendment No. 5 to the Siegfried Agreement, or the Amendment. Pursuant to the Amendment, the Company has agreed to purchase a minimum quantity of drug substance for Auryxia at a predetermined price. In connection with the Amendment, the Company incurred a $0.7 million loss for the purchase and destruction of inventory manufactured in prior years. As a result of the Amendment, the term of the Siegfried Agreement expires on December 31, 2024, subject to the Company's option to extend through December 31, 2026 by providing 12 months' prior written notice to Siegfried.

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

As of December 31, 2022, our management, with the participation of our Chief Executive Officer and then current Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. At the time that the Original 10-K was filed on March 10, 2023, our management, including our Chief Executive Officer and then current Chief Financial Officer, concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level. Subsequent to that evaluation, our management, with the participation of our Chief Executive Officer and our current Chief Financial Officer, concluded our disclosure controls and procedures were not effective as of December 31, 2022 and through the date of this filing because of a material weakness in the design of our internal control over financial reporting related to Product Return Reserves which is described in more detail below.
Management’s Annual Report on Internal Control over Financial Reporting (as restated)
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
In Management's Annual Report on Internal Control Over Financial Reporting included in the Original 10-K, our management, including our Chief Executive Officer and then current Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2022. Our management, including our Chief Executive Officer and our current Chief Financial Officer, subsequently concluded that the material weakness described below existed as of December 31, 2022. As a result, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by COSO. Accordingly, management has restated its annual report on internal control over financial reporting.

Our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, specifically we did not appropriately design the controls for the accrual of product returns to capture the return lag based on our customer returns policy for Auryxia ("Product Return Reserve Material Weakness"). As discussed in the Explanatory Note to this Annual Report on Form 10-K/A and Note 1, Revisions to Previously Issued Financial Statements, to the Consolidated Financial Statements contained in Part II, Item 8, "Financial Statements and Supplementary Data," this control deficiency resulted in, among other things, errors to the following as of and for the years ended December 31, 2022, 2021 and 2020:
•an understatement of accrued expenses and other current liabilities by $5.1 million, $4.6 million and $2.0 million, respectively;
•an understatement of other non-current liabilities by $3.1 million, $3.4 million and $4.0 million, respectively;
•an overstatement of revenue by $0.1 million, $1.9 million and $0.6 million, respectively;
•an understatement of accounts receivable by $1.1 million, $0.7 million and $0.7 million, respectively; and
•an understatement of goodwill by $2.6 million.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

While we do not believe this control deficiency resulted in a material misstatement of our consolidated financial statements for the years ended December 31, 2022, 2021 and 2020, there is a reasonable possibility this control deficiency could have resulted in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. Therefore, management has concluded this control deficiency constitutes a material weakness.
Remediation Efforts of Product Return Reserve Material Weakness
Management has taken and plans to continue to take actions to remediate the deficiency in its internal control over financial reporting and implemented new processes, procedures and controls designed to address the underlying causes associated with the material weakness.
For example, we are in the process of: (i) implementing and documenting a new methodology and new controls to help to ensure the completeness and accuracy of our product return reserves, (ii) engaging additional third party subject matter experts and accounting personnel with U.S. GAAP experience specific to product returns accounting, and (iii) establishing effective monitoring and oversight controls to help to ensure the completeness and accuracy of our accrued product returns included in our financial statements and related disclosures.

As management continues to evaluate and work to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness described above will continue to exist.
Remediation of Previously Identified Inventory Material Weakness
As disclosed in our 2021 Annual Report on Form 10-K, management identified a material weakness in our internal control over financial reporting relating to our inventory process. Management is committed to maintaining a strong internal control environment. In response to the material weakness previously identified, management, with the oversight of the Audit Committee of the Board of Directors, took comprehensive actions to remediate the material weakness in internal control over financial reporting relating to our inventory process, including: (i) designing and implementing more robust controls throughout 2022, including through increased training of individuals within the supply chain, manufacturing, quality and inventory processes, including review documentation requirements, (ii) designing controls to address the completeness and accuracy of key reports utilized in the execution of internal controls, (iii) implementing an inventory count policy and standard operating procedures to ensure consistency and accuracy of the inventory count process and adherence to these policies at facilities managed by third party logistics and contract manufacturing organizations, and (iv) continuing to engage an outside firm in 2022 to assist management with performing sufficient testing throughout the year to validate the operating effectiveness of certain controls over financial reporting. As of December 31, 2022, we have determined that our previously reported material weakness has been remediated.
Changes in Internal Control over Financial Reporting
Except for the Product Return Reserve Material Weakness and the remediation efforts as noted in the preceding paragraphs, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2022, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Akebia Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Akebia Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Akebia Therapeutics, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

In our report dated March 10, 2023, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to the Company’s accrual of product returns to capture the return lag based on the Company’s customer returns policy and has further concluded that such deficiency represented a material weakness as of December 31, 2022. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2022. Accordingly, our present opinion on the effectiveness of December 31, 2022’s internal control over financial reporting as of December 31, 2022, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the design of the controls related to the accrual of product returns to capture the return lag based on the Company’s customer returns policy.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes. This material weakness was considered in determining the nature timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 10, 2023, except for the error correction discussed in Note 1 as to which the date is August 28, 2023, which expressed an unqualified opinion on those financial statements.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
March 10, 2023, except for the effect of the material weakness described in the third paragraph above, as to which the date is August 28, 2023

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

10.50#
Master Services Agreement, between Akebia Therapeutics, Inc., and Quintiles, Inc., dated as of June 8, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 11, 2015)

10.51!
Collaboration Agreement between Akebia Therapeutics, Inc. and Mitsubishi Tanabe Pharma Corporation, dated December 11, 2015 (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K (001-36352), filed on March 1, 2022)

10.52#
Letter Agreement between Akebia Therapeutics, Inc. and Mitsubishi Tanabe Pharma Corporation, dated September 26, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on November 8, 2017)

10.53!
Amendment No. 1 to Collaboration Agreement, dated December 2, 2022, by and between Akebia Therapeutics, Inc. and Mitsubishi Tanabe Pharma Corporation (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K (001-36352), filed on March 10, 2023)

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
10.68#
Exclusive Distribution Agreement between Keryx Biopharmaceuticals, Inc. and Cardinal Health 105, Inc., dated October 16, 2014 and First Amendment to Exclusive Distribution Agreement between Keryx Biopharmaceuticals, Inc. and Cardinal Health 105, Inc., dated April 14, 2015 (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 26, 2019)

10.69#
Manufacture and Supply Agreement between Keryx Biopharmaceuticals, Inc. and BioVectra Inc., dated May 26, 2017 and Amendment to Manufacture and Supply Agreement between Keryx Biopharmaceuticals, Inc. and BioVectra Inc., dated December 11, 2017 (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 26, 2019)

10.70!
Termination and Settlement Agreement, dated December 22, 2022, by and between Keryx Biopharmaceuticals, Inc. and BioVectra Inc. (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K (001-36352), filed on March 10, 2023)

10.71!
Loan Agreement, dated November 11, 2019, by and among the Company, Keryx Biopharmaceuticals, Inc., Biopharma Credit plc and Biopharma Credit Investments V (Master) LP (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K (001-36352), filed on March 12, 2020)

10.72!
First Amendment and Waiver, dated February 18, 2022, by and among the Company, Biopharma Credit plc, BPCR Limited Partnership and Biopharma Credit Investments V (Master) LP (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K (001-36352), filed on March 1, 2022)

10.73!
Second Amendment and Waiver, dated July 15, 2022, by and among the Company, Biopharma Credit plc, BPCR Limited Partnership and Biopharma Credit Investments V (Master) LP (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 4, 2022)

10.74!
Guaranty and Security Agreement, dated November 25, 2019, by and between the Company, Keryx Biopharmaceuticals, Inc. and Biopharma Credit plc (incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K (001-36352), filed on March 12, 2020)

10.75!
Supply Agreement, dated as of March 11, 2020, by and between Akebia Therapeutics, Inc. and Patheon, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on May 5, 2020)

10.76!
Supply Agreement, dated as of April 2, 2020, by and between Akebia Therapeutics, Inc. and STA Pharmaceutical Hong Kong Limited (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on August 10, 2020)

10.77!

Amendment #1 to the Supply Agreement, dated as of April 15, 2021, by and between Akebia Therapeutics, Inc, and STA Pharmaceutical Hong Kong Limited (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on August 5, 2021)

10.78!
Amended and Restated Product Manufacture and Supply and Facility Construction Agreement between BioVectra, Inc. and Keryx Biopharmaceuticals, Inc., dated September 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (001-36352), filed on September 11, 2020)

10.79!
Supply Agreement, dated February 10, 2021, by and between the Company and STA Pharmaceutical Hong Kong Limited (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on May 10, 2021)

10.80!

Royalty Interest Acquisition Agreement, dated February 25, 2021, by and between the Company and HealthCare Royalty Partners IV, L.P. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on May 10, 2021)

10.81!
License Agreement, dated December 22, 2022, by and among Akebia Therapeutics, Inc., Keryx Biopharmaceuticals, Inc. and Averoa SAS (incorporated by reference to Exhibit 10.81 to the Company's Annual Report on Form 10-K (001-36352), filed on March 10, 2023)

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

AKEBIA THERAPEUTICS, INC.

Date: August 28, 2023	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: August 28, 2023	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer (Principal Executive Officer)

Date: August 28, 2023	By:	/s/ Ellen E. Snow
Ellen E. Snow
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)