Form 10-Q
period 2023-06-30
Akebia Therapeutics, Inc.
filed 2023-08-28
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
n/a
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	AKBA	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 25, 2023 was 188,313,807.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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
•our expectations with respect to the development of vadadustat, if any, following our receipt of a complete response letter to and our End of Dispute Type A meeting with the U.S. Food and Drug Administration regarding our new drug application for vadadustat for the treatment of anemia due to chronic kidney disease in adult patients, including the timing of when we expect to resubmit the new drug application for vadadustat and when we expect the Prescription Drug User Fee Act date;
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
•the direct or indirect impacts of the recent COVID-19 pandemic on our business, operations and the markets and communities in which we and our partners, collaborators, vendors, and customers operate;
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
•our plans with respect to commercializing Vafseo® in Europe;
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

Any or all of these forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. These forward-looking statements involve risks and uncertainties, including those that are discussed below under the heading "Risk Factors Summary", and the risk factors identified further in Part II, Item 1A. "Risk Factors" included in this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q, that could cause our actual results, financial condition, performance or achievements to be materially different from those indicated in these forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason. Unless otherwise stated, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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
•The commercialization of Riona® and Vafseo in Japan, Vafseo in Europe and our current and potential future efforts with respect to the development and commercialization of our products and product candidates outside of the United States subject us to a variety of risks associated with international operations, which could materially adversely affect our business.
•Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and we will incur additional costs in connection with, and may experience delays in completing, or ultimately be unable to complete, the development of vadadustat and any other product candidates.
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
•We may encounter difficulties in managing our growth, including with respect to our employee base, and managing our partnerships and operations successfully.
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

Akebia Therapeutics, Inc.
Form 10-Q
For the Quarter Ended June 30, 2023

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, references to “Akebia,” “we,” “us,” “our,” “the Company,” and similar references refer to Akebia Therapeutics, Inc. and, where appropriate, its consolidated subsidiaries. On December 12, 2018, in connection with the consummation of the merger (Merger) with Keryx Biopharmaceuticals, Inc. (Keryx), Keryx became a wholly owned subsidiary of the Company.

AURYXIA®, AKEBIA Therapeutics®, Vafseo® and their associated logos are trademarks of Akebia and/or its affiliates. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, trademarks, trade names, and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other company.
Akebia Therapeutics, Inc. | Form 10-Q | Page 1

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$53,572	$90,466
Inventories	20,905	21,568
Accounts receivable, net	19,572	40,284
Prepaid expenses and other current assets	24,398	32,864
Total current assets	118,447	185,182
Property and equipment, net	4,419	5,214
Operating right-of-use assets	14,391	29,158
Intangible asset, net	54,063	72,084
Goodwill	59,044	59,044
Other long-term assets	3,348	5,372
Total assets	$253,712	$356,054
Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$11,776	$18,021
Accrued expenses and other current liabilities	56,408	75,777
Short-term deferred revenue	—	3,738
Current portion of long-term debt	24,000	32,000
Total current liabilities	92,184	129,536
Deferred revenue, net of current portion	43,296	43,296
Long-term operating lease liabilities	11,480	28,961
Embedded debt derivative	760	760
Long-term debt, net	18,486	34,078
Liability related to sale of future royalties	56,548	57,484
Refund liability to customer	40,623	40,992
Other long-term liabilities	17,142	15,717
Total liabilities	280,519	350,824
Commitments and contingencies (Note 13)
Stockholders' (deficit) equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock $0.00001 par value; 350,000,000 shares authorized at June 30, 2023 and December 31, 2022; 188,128,869 and 184,135,714 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	1,568,260	1,562,247
Accumulated other comprehensive income	6	6
Accumulated deficit	(1,595,075)	(1,557,025)
Total stockholders' (deficit) equity	(26,807)	5,230
Total liabilities and stockholders' (deficit) equity	$253,712	$356,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 2

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022
Revenues
Product revenue, net	$42,244	$43,309	$76,950	$84,681
License, collaboration and other revenue	14,132	83,056	19,431	103,307
Total revenues	56,376	126,365	96,381	187,988
Cost of goods sold
Product	8,273	9,589	19,452	32,694
Amortization of intangible asset	9,011	9,011	18,021	18,021
Total cost of goods sold	17,284	18,600	37,473	50,715
Operating expenses:
Research and development	20,197	26,027	39,883	69,860
Selling, general and administrative	27,036	32,240	52,090	76,806
License expense	949	892	1,517	1,580
Restructuring	(94)	14,531	12	14,531
Total operating expenses	48,088	73,690	93,502	162,777
Operating (loss) income	(8,996)	34,075	(34,594)	(25,504)
Other income (expense)
Interest expense	(1,642)	(5,037)	(3,204)	(10,099)
Other (expense) income	(10)	411	272	1,545
Loss on lease termination	(524)	—	(524)	—
Net (loss) income	$(11,172)	$29,449	$(38,050)	$(34,058)
Comprehensive (loss) income	$(11,172)	$29,449	$(38,050)	$(34,058)

Net (loss) income per share:
Basic	$(0.06)	$0.16	$(0.20)	$(0.19)
Diluted	$(0.06)	$0.15	$(0.20)	$(0.19)

Weighted average common shares outstanding:
Basic	186,817,431	183,597,766	185,798,865	181,609,452
Diluted	186,817,431	190,375,317	185,798,865	181,609,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Akebia Therapeutics, Inc. | Form 10-Q | Page 3

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(dollars in thousands)	Shares	Amount
Balance at December 31, 2021	177,000,963	$1	$1,536,800	$6	$(1,462,799)	$74,008
Issuance of common stock, net of issuance costs	4,404,600	1	7,177	—	—	7,178
Proceeds from sale of stock under employee stock purchase plan	191,146	—	367	—	—	367
Stock-based compensation expense	—	—	4,536	—	—	4,536
Restricted stock unit vesting	1,789,326	—	—	—	—	—
Net loss	—	—	—	—	(63,509)	(63,509)
Balance at March 31, 2022	183,386,035	$2	$1,548,880	$6	$(1,526,308)	$22,580
Stock-based compensation expense	—	—	6,841	—	—	6,841
Exercise of options	142,440	—	67	—	—	67
Restricted stock unit vesting	176,179	—	—	—	—	—
Net income	—	—	—	—	29,449	29,449
Balance at June 30, 2022	183,704,654	$2	$1,555,788	$6	$(1,496,859)	$58,937

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(dollars in thousands)	Shares	Amount
Balance at December 31, 2022	184,135,714	$2	$1,562,247	$6	$(1,557,025)	$5,230
Proceeds from sale of stock under employee stock purchase plan	103,500	—	34	—	—	34
Stock-based compensation expense	—	—	2,489	—	—	2,489
Restricted stock unit vesting	1,596,732	—	—	—	—	—
Net loss	—	—	—	—	(26,878)	(26,878)
Balance at March 31, 2023	185,835,946	$2	$1,564,770	$6	$(1,583,903)	$(19,125)
Stock-based compensation expense	—	—	3,490	—	—	3,490
Restricted stock unit vesting	2,292,923	—	—	—	—	—
Net loss	—	—	—	—	(11,172)	(11,172)
Balance at June 30, 2023	188,128,869	$2	$1,568,260	$6	$(1,595,075)	$(26,807)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 4

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Operating Activities:
Net loss	$(38,050)	$(34,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	795	833
Amortization of intangible asset	18,021	18,021
Non-cash interest expense related to sale of future royalties	—	4,428
Non-cash royalty revenue related to sale of future royalties	(936)	(764)
Non-cash collaboration revenue	—	(9,550)
Non-cash research and development expense	782	—
Non-cash interest expense	983	916
Non-cash operating lease expense	(955)	(1,198)
Non-cash write-off from termination of lease	(825)	—
Write-down of inventory	612	7,430
Change in excess inventory purchase commitments	—	4,854
Stock-based compensation expense	5,979	11,453
Change in fair value of embedded debt derivative	—	(710)
Changes in operating assets and liabilities:
Accounts receivable	20,712	(30,421)
Inventory	10,828	(4,362)
Prepaid expenses and other current assets	7,684	561
Other long-term assets	(5,876)	10,012
Accounts payable	(12,058)	(8,807)
Accrued expense and other current liabilities	(19,382)	(19,464)
Operating lease liabilities	1,034	1,205
Deferred revenue	(3,738)	5,963
Other long-term liabilities	481	(8,622)
Net cash used in operating activities	(13,909)	(52,280)
Investing Activities:
Purchases of equipment	—	(114)
Net cash used in investing activities	—	(114)
Financing Activities:
Proceeds from refund liabilities to customers	—	40,000
Proceeds from issuance of common stock, net of issuance costs	—	7,102
Proceeds from issuances of stock under employee stock purchase plan	34	367
Proceeds from the exercise of stock options	—	67
Repayments of term debt	(24,000)	—
Net cash (used in) provided by financing activities	(23,966)	47,536
Decrease in cash, cash equivalents and restricted cash	(37,875)	(4,858)
Cash, cash equivalents and restricted cash — beginning of period	93,169	151,839
Cash, cash equivalents and restricted cash — end of period	$55,294	$146,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 5

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.NATURE OF BUSINESS
Akebia Therapeutics, Inc., referred to as Akebia or the Company, was incorporated in the State of Delaware in 2007. Akebia is a fully integrated biopharmaceutical company with the purpose of bettering the lives of people impacted by kidney disease. The Company has one commercial product, Auryxia® (ferric citrate), which is approved by the U.S. Food and Drug Administration (FDA), and marketed for two indications in the United States: the control of serum phosphorus levels in adult patients with chronic kidney disease (CKD) on dialysis (DD-CKD), and the treatment of iron deficiency anemia (IDA) in adult patients with CKD not on dialysis (NDD-CKD). Ferric citrate is also approved and marketed in Japan as an oral treatment for IDA in adult patients for the improvement of hyperphosphatemia in such patients with DD-CKD and NDD-CKD under the trade name Riona (ferric citrate hydrate).

Vadadustat, the Company’s lead investigational product candidate, is an investigational oral hypoxia-inducible factor prolyl hydroxylase (HIF-PH), inhibitor designed to mimic the physiologic effect of altitude on oxygen availability. On March 29, 2022, the Company received a complete response letter (CRL) from the FDA. The CRL provided that the FDA had completed its review of the Company's new drug application (NDA) for vadadustat for the treatment of anemia due to CKD in adult patients and had determined that it could not approve the NDA in its present form. In October 2022, the Company submitted a Formal Dispute Resolution Request with the FDA and focused on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult DD-CKD patients in light of safety concerns expressed by the FDA in the CRL for dialysis patients related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. In May 2023, the Office of New Drugs (OND) denied the Company's appeal but provided a path forward for the Company to resubmit the NDA for vadadustat for the treatment of anemia due to CKD for dialysis dependent patients without the need for the Company to generate additional clinical data. In July 2023, the Company held an End of Dispute Type A meeting with the FDA to align on the contents of the NDA resubmission. The Company expects to resubmit the NDA by the end of the third quarter of 2023, with a potential Prescription Drug User Fee Act (PDUFA) date that the Company projects will be in March 2024.

In October 2021, the Company's former collaboration partner, Otsuka Pharmaceutical Co. Ltd. (Otsuka), submitted a Marketing Authorization Application (MAA) for vadadustat for the treatment of anemia due to CKD in adult patients with DD-CKD and NDD-CKD to the European Medicines Agency (EMA). In connection with the Termination and Settlement Agreement with Otsuka dated June 30, 2022 (Termination Agreement), Otsuka transferred the MAA for vadadustat with each of the EMA, the United Kingdom, Switzerland and Australia to the Company. In April 2023, the European Commission (EC) approved the marketing authorization of vadadustat under the trade name Vafseo for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. In May 2023, the United Kingdom (UK) Medicines and Healthcare products Regulatory Agency approved the marketing authorization of vadadustat under the trade name Vafseo for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. In June 2023, the Swiss Agency for Therapeutics Products approved the marketing authorization for vadadustat under the trade name Vafseo for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. Vadadustat is approved in Japan as a treatment for anemia due to CKD in both DD-CKD and NDD-CKD patients under the trade name Vafseo, and marketed and sold in Japan by Mitsubishi Tanabe Pharma Corporation (MTPC). Vadadustat is also approved in Korea as a treatment for anemia due to CKD in DD-CKD patients.

In addition, the Company continues to explore additional development opportunities to expand its pipeline and portfolio of novel therapeutics.

Since inception, the Company has devoted most of its resources to research and development, including its preclinical and clinical development activities, commercializing Auryxia, and providing general and administrative support for these operations. The Company began recording revenue from the U.S. sales of Auryxia and revenue from sublicensing rights to Auryxia in Japan from the Company’s Japanese partners, Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd. (collectively, JT and Torii), in December 2018. Additionally, following regulatory approval of vadadustat in Japan, the Company began recognizing royalty revenues from MTPC from the sale of Vafseo in August 2020. In February 2021, the Company entered into a royalty interest acquisition agreement with HealthCare Royalty Partners IV, L.P. (HCR) (Royalty Agreement), whereby the Company sold its right to receive royalties and sales milestones under its Collaboration Agreement with MTPC (MTPC Agreement), subject to certain caps and other terms and conditions (see Note 6 for additional information). The Company has not generated a profit to date, and may never generate profits, from product sales. Vadadustat and the Company’s other potential product candidates are subject to long development cycles, and the Company may be unsuccessful in its efforts to develop, obtain marketing approval for or market vadadustat and its other potential product candidates. If the Company does not successfully commercialize Auryxia, vadadustat, if approved, or any other potential product candidate, it may be unable to achieve profitability.
Akebia Therapeutics, Inc. | Form 10-Q | Page 6

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s management completed its going concern assessment in accordance with Accounting Standards Codification, or ASC, 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASC 205-40. As of June 30, 2023, the Company had cash and cash equivalents of approximately $53.6 million. Based on its current operating plan, the Company believes that its cash resources will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. If the Company’s operating performance deteriorates significantly from the levels expected in the Company’s operating plan, it would have an effect on the Company’s liquidity and its ability to continue as a going concern in the future. The Company expects to finance future cash needs through product revenue, potential strategic transactions, public or private equity or debt transactions, operating expense management, or a combination of these approaches. Assuming the Company is successful in executing its operating plan, the Company will require additional funding to fund its strategic growth beyond Auryxia or to pursue later stage development and commercial activities for its product candidates and any additional product or product candidates, including those that may be in-licensed or acquired. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund its operating plan for the period anticipated by the Company, or that additional funding will be available on terms acceptable to the Company, or at all.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022, and notes thereto, which are included in the Company's Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A that was filed with the Securities and Exchange Commission (SEC) on August 28, 2023 (2022 Annual Report on Form 10-K/A). Since the date of those financial statements, there have been no material changes to the Company's significant accounting policies.

In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or any other future period.
Basis of Presentation and Principals of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Certain monetary amounts, percentages, and other figures included elsewhere in these unaudited condensed consolidated financial statements have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.
Segment Information
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker as of June 30, 2023 was its President and Chief Executive Officer. Based on the criteria established by Accounting Standards Codification 280, Segment Reporting, the Company has one operating and reportable segment, which is the business of developing and commercializing novel therapeutics for people with kidney disease.
Revision of Previously Issued Financial Statements
In connection with the preparation of its consolidated financial statements as of and for the three and six months ended June 30, 2023, the Company identified immaterial prior period errors related to the identification, evaluation and accounting for product returns in its previously issued consolidated financial statements.
In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and as described further in Note 3, Revision of Previously Issued Financial Statements, the Company evaluated the errors and determined the related impacts were not material to its financial statements for the prior year periods when they occurred, but that correcting the errors in the current period would be
Akebia Therapeutics, Inc. | Form 10-Q | Page 7

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

significant to the Company's results of operations for the three and six months ended June 30, 2023. Accordingly, the Company has revised previously reported financial information for such immaterial errors. A summary of revisions to certain previously reported financial information presented herein for comparative purposes is included in Note 3, Revision of Previously Issued Financial Statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities as of and during the reported period. Management bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. In certain circumstances, management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to: prepaid and accrued research and development expense, right-of-use assets and liabilities, embedded debt derivative, refund liabilities to customers, other long-term liabilities, stock-based compensation expense, and certain judgments regarding product and collaboration revenues including various rebates, returns and reserves related to product sales, non-cash interest expense on the liability related to sale of future royalties, inventories, income taxes, intangible asset and goodwill.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period they become known.

Reconciliation of Cash, Cash Equivalents and Restricted Cash

In determining its cash, cash equivalents and restricted cash, the Company considers only those highly liquid investments, readily convertible to cash which as of June 30, 2023 primarily included funds invested in money market funds. The following table reconciles cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheet to the total amounts showing in the consolidated statement of cash flows:

(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$53,572	$90,466
Restricted cash included in other long-term assets	1,722	2,703
Total cash, cash equivalents and restricted cash	$55,294	$93,169
3.REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
As previously disclosed, including in the Company's Form 12b-25 filed with the SEC on August 10, 2023, in the course of preparing its financial statements for the quarter ended June 30, 2023, the Company identified certain accounting errors relating to the recording and reporting of reserves for returns of the Company’s product, Auryxia® (ferric citrate) at the time the Company acquired Keryx Biopharmaceuticals, Inc. ("Keryx") on December 12, 2018 and when calculating the product return reserves for subsequent annual and quarterly periods through March 31, 2023 (collectively, the "Product Return Reserve Errors"). This resulted in errors in the Company's consolidated financial statements previously filed by the Company with the SEC for each of the fiscal years ended December 31, 2022, 2021 and 2020. Specifically, the Company utilized an incorrect methodology to calculate, record and report the Auryxia product return reserves at the time the Company acquired Keryx on December 12, 2018, which resulted in errors in the calculation of and understatement of goodwill of $2.6 million in each of the subsequent annual periods. The Company continued to utilize the incorrect methodology to calculate, record and report the product return reserves in the consolidated financial statements it issued with respect to its fiscal years ended December 31, 2022, 2021 and 2020, which resulted in the product return reserves and other product revenue allowances being understated by $8.2 million, $7.9 million and $6.0 million as of December 31, 2022, 2021 and 2020, respectively. A breakdown of the understatement of the product return reserves between current and long-term in the consolidated balance sheet are as follows:

Akebia Therapeutics, Inc. | Form 10-Q | Page 8

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
(in thousands)	2020	2021	2022
Included in accrued expenses and other current liabilities:
Product return reserves and other product revenue allowances	$1,956	$4,557	$5,051
Included in other long-term liabilities:
Product return reserves	4,048	3,360	3,132
Total understatement of product return reserves and other product revenue allowances	$6,004	$7,917	$8,183

Further, as a result of the Product Return Reserve Errors, revenue was overstated by $0.1 million, $1.9 million and $0.6 million, and accounts receivable was understated by $1.1 million, $0.7 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The changes did not impact cash or ending cash balances in the Company’s consolidated balance sheets in the periods presented in this report or in previously issued annual and quarterly financial statements.
In addition to the Product Return Reserve Errors, the Company has corrected other immaterial misstatements in the revised consolidated financial statements for the years ended December 31, 2022, 2021 and 2020 and related quarterly periods, including a $1.4 million to goodwill in each of the years ended December 31, 2022, 2021 and 2020 related to an excess purchase commitment recorded in connection with the Keryx acquisition. The changes did not impact cash or ending cash balances in the Company’s consolidated balance sheets in the periods presented in this report or in previously issued annual and quarterly financial statements.
The Company assessed the materiality of the Product Return Reserve Errors, including the presentation on prior period consolidated financial statements in accordance with the SEC Staff Accounting Bulletin No. 99, Materiality, codified in ASC Topic 250, Accounting Changes and Error Corrections (ASC 250). Based on this assessment, the Company evaluated the materiality of the impacts caused by the Product Return Reserve Errors and concluded that they do not result in a material misstatement of the Company's previously issued consolidated financial statements but would materially misstate the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023. As a result, the Company determined that it was necessary to revise the consolidated financial statements it previously issued with respect to the fiscal years ended December 31, 2022, 2021 and 2020 and filed an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 with the SEC on August 28, 2023 to reflect the revisions.

The following tables reflect the impact of this revision on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 (dollars in thousands, except per share amounts):

	June 30, 2022
Condensed Consolidated Balance Sheet	As Previously Reported	Adjustment	As Revised
Inventories	$36,272	$3,954	$40,226
Accounts receivable, net	81,869	133	82,002
Total current assets	304,163	4,087	308,250
Goodwill	55,053	3,991	59,044
Total assets	$521,804	$8,078	$529,882
Accrued expenses and other current liabilities	$91,284	$3,721	$95,005
Total current liabilities	233,680	3,721	237,401
Other non-current liabilities	66,889	7,721	74,610
Total liabilities	459,504	11,442	470,946
Accumulated deficit	(1,493,496)	(3,363)	(1,496,859)
Total liabilities and stockholders' equity	$521,804	$8,078	$529,882

Akebia Therapeutics, Inc. | Form 10-Q | Page 9

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Operations and Comprehensive Income	Three Months Ended June 30, 2022
	As Previously Reported	Adjustment	As Revised
Product revenue, net	$43,703	$(394)	$43,309
Selling, general and administrative	32,807	(567)	32,240
Operating income	33,902	173	34,075
Net income	$29,276	$173	$29,449
Comprehensive income	$29,276	$173	$29,449
Earnings per share - basic	$0.16	$—	$0.16
Earnings per share - diluted	$0.15	$—	$0.15

	Six Months Ended June 30, 2022
Condensed Consolidated Statement of Operations and Comprehensive Income	As Previously Reported	Adjustment	As Revised
Product revenue, net	$85,151	$(470)	$84,681
Cost of goods sold, product	31,923	771	32,694
Selling, general and administrative	77,134	(328)	76,806
Operating loss	(24,591)	(913)	(25,504)
Net loss and comprehensive loss	(33,145)	(913)	(34,058)
Net loss per share - basic and diluted	$(0.18)	$(0.01)	$(0.19)

	June 30, 2022
Condensed Consolidated Statement of Stockholders' (Deficit) Equity	As Previously Reported	Adjustment	As Revised
Accumulated deficit	$(1,493,496)	$(3,363)	$(1,496,859)
Net income	$29,276	$173	$29,449

	Six Months Ended June 30, 2022
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Revised
Net loss	$(33,145)	$(913)	$(34,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in excess inventory purchase commitments	(773)	5,627	4,854
Changes in operating assets and liabilities:
Accounts receivable	(30,994)	573	(30,421)
Inventory	1,159	(5,521)	(4,362)
Other long-term assets	9,347	665	10,012
Accrued expenses and other current liabilities	(18,625)	(839)	(19,464)
Other non-current liabilities	(9,030)	408	(8,622)
Net cash used in operating activities	$(52,280)	$—	$(52,280)

Akebia Therapeutics, Inc. | Form 10-Q | Page 10

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the impact of this revision on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2023 and 2022 (dollars in thousands, except per share amounts):

	March 31, 2023
Condensed Consolidated Balance Sheet	As Previously Reported	Adjustment	As Revised
Inventories	$20,604	$(194)	$20,410
Accounts receivable, net	17,781	950	18,731
Prepaid expenses and other current assets	25,381	(678)	24,703
Total current assets	120,719	79	120,798
Goodwill	55,053	3,991	59,044
Total assets	$276,858	$4,070	$280,928
Accrued expenses and other current liabilities	$46,367	$4,712	$51,079
Total current liabilities	82,944	4,712	87,656
Other non-current liabilities	12,643	4,129	16,772
Total liabilities	291,210	8,841	300,051
Accumulated deficit	(1,579,130)	(4,773)	(1,583,903)
Total liabilities and stockholders' equity	$276,858	$4,070	$280,928

	Three Months Ended March 31, 2023
Condensed Consolidated Statement of Operations and Comprehensive Income	As Previously Reported	Adjustment	As Revised
Product revenue, net	$34,828	$(122)	$34,706
Cost of goods sold, product	10,473	705	11,178
Selling, general and administrative	25,221	(168)	25,053
Operating loss	(24,938)	(661)	(25,599)
Net loss	$(26,217)	$(661)	$(26,878)
Comprehensive loss	$(26,217)	$(661)	$(26,878)
Earnings per share - basic and diluted	$(0.14)	$(0.01)	$(0.15)

	March 31, 2023
Condensed Consolidated Statement of Stockholders' (Deficit) Equity	As Previously Reported	Adjustment	As Revised
Accumulated deficit	$(1,579,130)	$(4,773)	$(1,583,903)
Net loss	$(26,217)	$(661)	$(26,878)

	Three Months Ended March 31, 2023
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Revised
Net loss	$(26,217)	$(661)	$(26,878)
Changes in operating assets and liabilities:
Accounts receivable	21,399	154	21,553
Accrued expenses and other current liabilities	(25,047)	(68)	(25,115)
Other non-current liabilities	—	573	573
Net cash used in operating activities	$(17,538)	$(2)	$(17,540)

Akebia Therapeutics, Inc. | Form 10-Q | Page 11

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2022
Condensed Consolidated Balance Sheet	As Previously Reported	Adjustment	As Revised
Inventories	$39,422	$1,676	$41,098
Accounts receivable, net	64,582	776	65,358
Total current assets	302,687	2,452	305,139
Goodwill	55,053	3,991	59,044
Total assets	$535,356	$6,443	$541,799
Accrued expenses and other current liabilities	$109,660	$4,583	$114,243
Total current liabilities	253,914	4,583	258,497
Other non-current liabilities	77,743	5,398	83,141
Total liabilities	509,240	9,981	519,221
Accumulated deficit	(1,522,772)	(3,536)	(1,526,308)
Total liabilities and stockholders' equity	$535,356	$6,443	$541,799

	Three Months Ended March 31, 2022
Condensed Consolidated Statement of Operations and Comprehensive Income	As Previously Reported	Adjustment	As Revised
Product revenue, net	$41,448	$(76)	$41,372
Cost of goods sold, product	22,333	772	23,105
Selling, general and administrative	44,327	239	44,566
Operating loss	(58,493)	(1,088)	(59,581)
Net loss	$(62,421)	$(1,088)	$(63,509)
Comprehensive loss	$(62,421)	$(1,088)	$(63,509)
Earnings per share - basic and diluted	$(0.35)	$—	$(0.35)

	March 31, 2022
Condensed Consolidated Statement of Stockholders' (Deficit) Equity	As Previously Reported	Adjustment	As Revised
Accumulated deficit	$(1,522,772)	$(3,536)	$(1,526,308)
Net loss	$(62,421)	$(1,088)	$(63,509)

	Three Months Ended March 31, 2022
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Revised
Net loss	$(62,421)	$(1,088)	$(63,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in excess inventory purchase commitments	(773)	773	—
Changes in operating assets and liabilities:
Accounts receivable	(13,707)	(71)	(13,778)
Inventory	(5,247)	(3,243)	(8,490)
Other long-term assets	3,297	669	3,966
Accrued expenses and other current liabilities	4,426	2,960	7,386
Net cash used in operating activities	$(21,620)	$—	$(21,620)

Akebia Therapeutics, Inc. | Form 10-Q | Page 12

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
Condensed Consolidated Statement of Stockholders' (Deficit) Equity	As Previously Reported	Adjustment	As Revised
Accumulated deficit	$(1,460,351)	$(2,448)	$(1,462,799)
Net loss	$(282,840)	$816	$(282,024)

The consolidated balance sheet as of December 31, 2022 has been revised in this Quarterly Report on Form 10-Q.
4.PRODUCT REVENUE AND RESERVES FOR VARIABLE CONSIDERATION
To date, the Company’s only source of product revenue has been from the U.S. sales of Auryxia. Total net product revenue was $42.2 million and $43.3 million for the three months ended June 30, 2023 and 2022, respectively, and $77.0 million and $84.7 million for the six months ended June 30, 2023 and 2022, respectively. Product revenue allowance and reserve categories were as follows:

(in thousands)	Chargebacks and Discounts	Rebates, Fees and other Deductions	Product Returns	Total
Balance at December 31, 2022	$1,259	$30,043	$10,923	$42,225
Current provisions related to sales in current year	5,216	37,270	2,462	44,948
Adjustments related to prior year sales	(8)	(473)	—	(481)
Credits/payments made	(5,616)	(41,474)	(5,510)	(52,600)
Balance at June 30, 2023	$851	$25,366	$7,875	$34,092

(in thousands)	Chargebacks and Discounts	Rebates, Fees and other Deductions	Product Returns	Total
Balance at December 31, 2021	$1,047	$27,100	$10,065	$38,212
Current provisions related to sales in current year	4,965	42,562	2,735	50,262
Adjustments related to prior year sales	131	784	—	915
Credits/payments made	(5,236)	(43,803)	(2,968)	(52,007)
Balance at June 30, 2022	$907	$26,643	$9,832	$37,382

Chargebacks, discounts and estimated product returns are recorded as a reduction of revenue in the period the related product revenue is recognized in the unaudited condensed consolidated statement of operations and comprehensive income (loss). Chargebacks are recorded as a reduction to accounts receivable while discounts, rebates, fees and other deductions are recorded with a corresponding increase to accrued expenses and other current liabilities or accounts payable on the unaudited condensed consolidated balance sheets. Estimated product returns for the period related to product sales are recorded as other long-term liabilities in the unaudited condensed consolidated balance sheet.

Accounts receivable, net related to product sales, was approximately $18.2 million and $37.3 million as of June 30, 2023 and December 31, 2022, respectively.
Akebia Therapeutics, Inc. | Form 10-Q | Page 13

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.LICENSE, COLLABORATION AND OTHER REVENUE
The Company recognized the following revenues from its license, collaboration and other revenue agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
License, collaboration and other revenue:	2023	2022	2023	2022
MTPC Collaboration Agreement	$516	$434	$4,678	$8,398
Otsuka U.S. Agreement	2,225	81,135	2,225	86,773
Otsuka International Agreement	—	—	—	5,503
Total collaboration revenue	$2,741	$81,569	$6,903	$100,674
JT and Torii Sublicense Agreement	1,391	1,487	2,528	2,633
Medice License Agreement	10,000	—	10,000	—
Total license, collaboration and other revenue	$14,132	$83,056	$19,431	$103,307

The following table presents changes in the Company’s contract assets and liabilities (in thousands):

	Six Months Ended June 30, 2023
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$1,901	$943	$(2,319)	$525
Prepaid expenses and other current assets	$781	$—	$(781)	$—
Contract liability:
Deferred revenue	$47,034	$—	$(3,738)	$43,296

	Six Months Ended June 30, 2022
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$19,094	$92,146	$(54,614)	$56,626
Prepaid expenses and other current assets	$4,309	$9,550	$(4,309)	$9,550
Contract liabilities:
Deferred revenue	$42,380	$65,042	$(59,079)	$48,343
Accounts payable	$3,171	$—	$(3,171)	$—
 (1) Excludes accounts receivable related to amounts due to the Company from product sales of Auryxia which are included in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2023 and 2022.

The Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Recognized in the Period:	2023	2022	2023	2022
Deferred revenue — beginning of the period	$—	$15,503	$—	$22,105

During the three and six months ended June 30, 2023 and 2022, the Company recognized no revenue from performance obligations satisfied in previous periods.

MTPC Collaboration Agreement
On December 11, 2015, the Company and MTPC entered into the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to vadadustat in Japan and certain other Asian countries (collectively, the MTPC Territory), which was amended effective as of December 2, 2022. In addition, the Company supplies vadadustat to MTPC for both clinical and commercial use in the MTPC Territory. In February 2021, the Company entered into the Royalty Agreement
Akebia Therapeutics, Inc. | Form 10-Q | Page 5

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

with HCR, whereby the Company sold its right to receive royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 6 for additional information). See Note 5 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K/A for a more detailed description of the MTPC Agreement.
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
As of June 30, 2023, the transaction price was comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received, comprised of $10.0 million relating to the NDA filing in Japan and $15.0 million relating to regulatory approval of vadadustat in Japan, and (vi) $4.0 million in royalties from net sales of Vafseo. As of June 30, 2023, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. During the three and six months ended June 30, 2023, the Company recognized revenue from MTPC royalties totaling approximately $0.5 million and $0.9 million, respectively, and approximately $0.4 million and $0.7 million during the three and six months ended June 30, 2022, respectively. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 6 for additional information). The revenue is classified as license, collaboration and other revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of June 30, 2023, there were no accounts receivable, no deferred revenue, and no contract assets. There were no asset or liability balances classified as long-term in the unaudited condensed consolidated balance sheet as of June 30, 2023.
Supply of Drug Product to MTPC
On July 15, 2020, the Company and its collaboration partner MTPC entered into a supply agreement (MTPC Supply Agreement). The MTPC Supply Agreement includes the terms and conditions under which the Company will supply vadadustat drug product to MTPC for commercial use in Japan and certain other Asian countries, as contemplated by the MTPC Agreement. See Note 5 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K/A for a more detailed description of this supply agreement.
On December 16, 2022, the Company, MTPC, and Esteve Química, S.A. (Esteve) executed an Assignment of Supply Agreement (Esteve Assignment Agreement), pursuant to which the Supply Agreement between the Company and Esteve (Esteve Agreement) (see Note 13) was assigned to MTPC. The Esteve Assignment Agreement transferred the rights and obligations of the Company under the Esteve Agreement to MTPC, including the obligations under certain purchase orders issued by the Company and accepted by Esteve. As such, the transferred purchase orders will continue to have a binding effect on MTPC to take delivery of the product from Esteve in accordance with the terms of the Esteve Agreement. The Company will have no further obligation to take delivery of, or pay for, product delivered by Esteve under the transferred purchase orders.

The Company recognized no revenue and $3.7 million in revenue under the MTPC Supply Agreement during the three and six months ended June 30, 2023, respectively, and no revenue and $7.6 million during the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the Company recorded no accounts receivable, deferred revenue or other current liabilities.

Akebia Therapeutics, Inc. | Form 10-Q | Page 6

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cyclerion License Agreement
On June 4, 2021, the Company entered into a License Agreement (Cyclerion Agreement) with Cyclerion Therapeutics Inc. (Cyclerion), pursuant to which Cyclerion granted the Company an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate stimulator.

Under the terms of the Cyclerion Agreement, the Company made an upfront payment of $3.0 million in cash to Cyclerion, which was paid and recorded to research and development expense in June 2021. Substantially all of the fair value of the assets acquired in conjunction with the Cyclerion Agreement was concentrated in the acquired license. As a result, the Company accounted for this transaction as an asset acquisition under ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The upfront payment was charged to expense at acquisition, as it relates to a development stage compound with no alternative future use. In addition, Cyclerion is eligible to receive up to an aggregate of $222.0 million from the Company in specified development and regulatory milestone payments on a product-by-product basis. Cyclerion will also be eligible to receive specified commercial milestones as well as tiered royalties ranging from a low-single-digit- to mid-double-digit percentage of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory. A more detailed description of this agreement can be found in Note 5 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K/A.
CSL Vifor License Agreement

On May 12, 2017, the Company entered into a License Agreement (Vifor Agreement) with Vifor (International) Ltd. (now a part of CSL Limited) (CSL Vifor), pursuant to which the Company granted CSL Vifor an exclusive license to sell vadadustat solely to Fresenius Kidney Care Group LLC, an affiliate of Fresenius Medical Care North America (FMCNA) in the United States. On April 8, 2019, the Company and CSL Vifor entered into an Amended and Restated License Agreement (Vifor First Amended Agreement), which amended and restated in full the Vifor Agreement. On February 18, 2022, the Company and CSL Vifor entered into a Second Amended and Restated License Agreement (Vifor Second Amended Agreement), which amends and restates the Vifor First Amended Agreement.

Pursuant to the Vifor Second Amended Agreement, the Company granted CSL Vifor an exclusive license to sell vadadustat to FMCNA and its affiliates, including Fresenius Kidney Care Group LLC, to certain third party dialysis organizations approved by the Company, to independent dialysis organizations that are members of certain group purchasing organizations, and to certain non-retail specialty pharmacies (collectively, the Supply Group) in the United States (Vifor Territory). Pursuant to the Vifor Second Amended Agreement, CSL Vifor agreed that it would not sell or otherwise supply vadadustat until the FDA has granted regulatory approval for vadadustat for the treatment of anemia due to CKD in adult patients with DD-CKD in the Vifor Territory and until CSL Vifor has entered a supply agreement with the applicable member of the Supply Group.

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

Unless earlier terminated, the Vifor Second Amended Agreement will expire upon the later of the expiration of all patents that claim or cover vadadustat or expiration of marketing or regulatory exclusivity for vadadustat in the Vifor Territory. CSL Vifor may terminate the Vifor Second Amended Agreement in its entirety upon 30 months' prior written notice after the first anniversary of the receipt of regulatory approval, if approved from the FDA for vadadustat for dialysis-dependent CKD patients. The Company may terminate the Vifor Second Amended Agreement in its entirety for convenience, following the earlier of a certain period of time elapsing or following certain specified regulatory events, and upon six months’ prior written notice. If the Company so terminates for convenience, subject to specified exceptions, the Company will pay a termination fee to CSL Vifor. In addition, either party may, subject to a cure period, terminate the Vifor Second Amended Agreement in the event of the other party’s uncured material breach or bankruptcy.

Investment Agreement
In connection with the Vifor Agreement, in May 2017, the Company and CSL Vifor entered into an investment agreement (First Investment Agreement), pursuant to which the Company sold an aggregate of 3,571,429 shares of the Company’s common stock (2017 Shares) to CSL Vifor at a price per share of $14.00 for a total of $50.0 million. The amount representing the premium over the closing stock price of $12.69 on the date of the transaction, totaling $4.7 million, was determined by the Company to represent consideration related to the Vifor Agreement.
Akebia Therapeutics, Inc. | Form 10-Q | Page 7

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with entering into the Vifor Second Amended Agreement, on February 18, 2022, the Company and CSL Vifor entered into an investment agreement (Second Investment Agreement), pursuant to which the Company sold an aggregate of 4,000,000 shares of its common stock (2022 Shares) to CSL Vifor for a total of $20 million on February 22, 2022. The amount representing the premium over the grant date fair value on the date of the transaction, $13.6 million, was determined by the Company to represent the consideration related to the Vifor Second Amended Agreement. CSL Vifor has agreed to a lock-up restriction to not sell or otherwise dispose of the 2022 Shares for a period of time following the effective date of the Second Investment Agreement as well as a customary standstill agreement. In addition, the Second Investment Agreement contains voting agreements made by CSL Vifor with respect to the 2022 Shares. The 2022 Shares have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder, as the transaction did not involve any public offering within the meaning of Section 4(a)(2) of the Securities Act. See Note 5 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K/A for a more detailed description of the Vifor Second Amended Agreement.
Revenue Recognition
The Company identified one performance obligation in connection with its obligations under the Vifor Second Amended Agreement, the License Deliverable, or License Performance Obligation. The transaction price at inception was comprised of: (i) the up-front payment of $25.0 million, (ii) the premium paid by CSL Vifor on the First Investment Agreement of $4.7 million, and (iii) the premium paid by CSL Vifor on the Second Investment Agreement of $13.6 million. Pursuant to the terms of the Vifor Second Amended Agreement, these payments from CSL Vifor are non-refundable and non-creditable against any other amount due to the Company. Also pursuant to the Vifor Second Amended Agreement, if the Centers for Medicare & Medicaid Services (CMS) determines that vadadustat is excluded from the Transitional Drug Add-on Payment Adjustment (TDAPA), the Company can terminate the Vifor Second Amended Agreement and will be required to repay the up-front payment and the premiums paid by CSL Vifor in the First Investment Agreement and Second Investment Agreement, respectively. CSL Vifor also agreed that it will not sell or otherwise supply vadadustat until the FDA has granted regulatory approval for vadadustat for the treatment of anemia due to CKD in adult patients with DD-CKD. The Company constrains the variable consideration to an amount for which a significant revenue reversal is not probable. Therefore, the Company determined that the entire transaction price at inception was constrained under ASC 606, and the Company has recorded the transaction price of $43.3 million to long-term deferred revenue as of June 30, 2023.
Refund Liability to Customer
Pursuant to the Vifor Second Amended Agreement, CSL Vifor contributed $40.0 million to a working capital fund established to partially fund the Company’s costs of purchasing vadadustat from its contract manufacturers (Working Capital Fund), which amount of funding will fluctuate, and which funding the Company is required to repay to CSL Vifor over time. The $40 million initial contribution to the Working Capital Fund represents 50% of the amount of purchase orders that the Company has placed with its contract manufacturers for the supply of vadadustat for the Vifor Territory already delivered as of the effective date of the Vifor Second Amended Agreement, and to be delivered through the end of 2023. The amount of the Working Capital Fund will be reviewed at specified intervals and is adjusted based on a number of factors including outstanding supply commitments for vadadustat for the Vifor Territory and agreed upon vadadustat inventory levels held by the Company for the Vifor Territory. Upon termination or expiration of the Vifor Second Amended Agreement for any reason other than convenience by CSL Vifor (including following receipt of the CRL for vadadustat), the Company will be required to refund the outstanding balance of the Working Capital Fund on the date of termination or expiration.

The Company has recorded the Working Capital Fund as a refund liability under ASC 606. The Company has determined that the refund liability itself does not represent an obligation to transfer goods or services to CSL Vifor in the future. The Company has therefore determined that this refund liability is not a contract liability under ASC 606. The Company accounted for the refund liability as a debt arrangement with zero coupon interest. The Company imputed interest on the refund liability to the customer at a rate of 15.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield, and the expected repayment period of the Working Capital Fund. The Company recorded an initial discount on the refund liability to the customer and a corresponding deferred gain to the refund liability to customer on the condensed consolidated balance sheet as of the date the funds were received from CSL Vifor, which was March 18, 2022. The discount on the note payable is being amortized to interest expense using the effective interest method over the expected term of
Akebia Therapeutics, Inc. | Form 10-Q | Page 8

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the refund liability. The deferred gain is being amortized to interest income on a straight-line basis over the expected term of the refund liability. The amortization of the discount was $0.9 million and $1.7 million for the three and six months ended June 30, 2023, respectively, and $1.1 million for the three and six months ended June 30, 2022. The amortization of the deferred gain was $1.0 million and $2.0 million for the three and six months ended June 30, 2023, respectively, and $0.8 million for the three and six months ended June 30, 2022. As of June 30, 2023, the $40.6 million total refund liability is classified as a long-term refund liability based on management's estimate of potential amounts that could be refundable exceeding a one-year period.
Panion License Agreement
The Company had a license agreement, which was amended from time to time, with Panion & BF Biotech, Inc. (Panion), under which Keryx, the Company's wholly owned subsidiary, was the contracting party (Panion License Agreement), pursuant to which Keryx in-licensed the exclusive worldwide rights, excluding certain Asian-Pacific countries (Licensor Territory) for the development and commercialization of ferric citrate.
On April 17, 2019, the Company and Panion entered into a second amended and restated license agreement (Panion Amended License Agreement), which amends and restates in full the Panion License Agreement, effective as of April 17, 2019. The Panion Amended License Agreement provides Keryx with an exclusive license under Panion-owned know-how and patents with the right to sublicense, develop, make, use, sell, offer for sale, import and export ferric citrate worldwide, excluding the Licensor Territory. The Panion Amended License Agreement also provides Panion with an exclusive license under the Keryx-owned patents, with the right to sublicense (with the Company’s written consent), develop, make, use, sell, offer for sale, import and export ferric citrate in certain countries in the Licensor Territory. Under the Panion Amended License Agreement, Panion is eligible to receive from the Company or any sublicensee royalty payments based on a mid-single digit percentage of sales of ferric citrate in the Company’s licensed territories. The Company is eligible to receive from Panion or any sublicensee royalty payments based on a mid-single digit percentage of net sales of ferric citrate in Panion’s licensed territories. See Note 5 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K/A for a more detailed description of this license agreement.
The Company recognized royalty payments due to Panion of approximately $3.2 million and $6.0 million during the three and six months ended June 30, 2023, respectively, and $3.5 million and $6.6 million during the three and six months ended June 30, 2022, respectively, relating to the Company’s sales of Auryxia in the United States and JT and Torii’s net sales of Riona in Japan, as the Company is required to pay a mid-single digit percentage of net sales of ferric citrate in the Company’s licensed territories to Panion under the terms of the Panion Amended License Agreement.
JT and Torii Sublicense Agreement
The Company has an Amended and Restated Sublicense Agreement, which was amended in June 2013, with JT and Torii (JT and Torii Sublicense Agreement), under which Keryx, the Company’s wholly owned subsidiary, remains the contracting party. Under the JT and Torii Sublicense Agreement, JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate hydrate in Japan. JT and Torii are responsible for the future development and commercialization costs in Japan. See Note 5 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K/A for a more detailed description of this sublicense agreement.
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
The Company recognized license revenue of $1.4 million and $2.5 million during the three and six months ended June 30, 2023, respectively, and $1.5 million and $2.6 million during the three and six months ended June 30, 2022, respectively, related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.
Averoa License Agreement
On December 22, 2022, the Company and Averoa SAS (Averoa) entered into a license agreement (Averoa License Agreement), pursuant to which the Company granted to Averoa an exclusive license to develop and commercialize ferric citrate (Averoa Licensed Product), in the European Economic Area, Turkey, Switzerland and the United Kingdom (Averoa Territory).
Akebia Therapeutics, Inc. | Form 10-Q | Page 9

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the Averoa License Agreement, the Company is entitled to receive tiered, escalating royalties ranging from a mid-single digit percentage to a low double-digit percentage of Averoa's annual net sales in the Averoa Territory, including certain minimum royalty amounts in certain years, and subject to reduction in certain circumstances. The Company and Averoa will establish a joint steering committee to oversee the development, manufacturing and commercialization of the Averoa Licensed Product in the Averoa Territory. The Averoa License Agreement expires on the date of expiration of all royalty obligations due thereunder with respect to the Averoa Licensed Product on a country-by-country basis in the Averoa Territory, unless earlier terminated in accordance with the agreement.
The Averoa License Agreement provides that the Company and Averoa will enter into a supply agreement pursuant to which the Company will supply the Averoa Licensed Product to Averoa for commercial use in the Averoa Territory. The Company will have the right to terminate the supply agreement upon 24 months' notice, which may be provided on or after January 1, 2024. The Company did not receive any consideration under this agreement as of June 30, 2023. A more detailed description of this license agreement can be found in Note 5 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K/A.
Medice License Agreement
On May 24, 2023 (Medice Effective Date), the Company and MEDICE Arzneimittel Pütter GmbH & Co. KG (Medice) entered into a license agreement (Medice License Agreement), pursuant to which the Company granted to Medice an exclusive license to develop and commercialize vadadustat (Medice Licensed Product) for the treatment of anemia in adult patients with chronic kidney disease in the European Economic Area, the United Kingdom, Switzerland and Australia (Medice Territory).
Under the Medice License Agreement, the Company is entitled to receive the following payments:
(i)    an up-front payment of $10.0 million,
(ii)     commercial milestone payments up to an aggregate of $100.0 million, and
(iii)     tiered royalties ranging from 10% to 30% of Medice's annual net sales of the Medice Licensed Product in the Medice Territory, subject to reduction in certain circumstances.
The royalties will expire on a country-by-country basis upon the latest to occur of (a) the date of expiration of the last-to-expire valid claim of any Company, Medice, or joint patent that covers the Medice Licensed Product in such country in the Medice Territory, (b) the date of expiration of data or regulatory exclusivity for the Medice Licensed Product in such country in the Medice Territory, and (c) the date that is 12 years from first commercial sale of the Medice Licensed Product in such country in the Medice Territory.
Under the Medice License Agreement, the Company retains the right to develop the Medice Licensed Product for non-dialysis patients with anemia due to chronic kidney disease in the Medice Territory. If the Company develops the Medice Licensed Product for non-dialysis patients and such Medice Licensed Product receives marketing approval in the Medice Territory, Medice will commercialize the Medice Licensed Product for both indications in the Medice Territory. In this instance, the Company would receive 70% of the net product margin of any sales of the Medice Licensed Product in the non-dialysis patient population, unless Medice requests to share the cost of the development necessary to gain approval to market the Medice Licensed Product for non-dialysis patients in the Medice Territory and the parties agree on alternative financial terms. If the Company develops the licensed product for non-dialysis patients, the Company has determined that the activities under the Medice License Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, if the Company develops the Medice Licensed Product for non-dialysis patients the Company will account for the joint activities in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Additionally, the Company has determined that in the context of the development of the Medice Licensed Product for non-dialysis patients, Medice does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, the activities conducted pursuant to development activities for the Medice Licensed Product for non-dialysis patients will be accounted for as a component of the related expense in the period incurred.
The Company and Medice will establish a joint steering committee to oversee the development and commercialization of the Medice Licensed Product in the Medice Territory.
The Medice License Agreement expires on the date of expiration of all payment obligations due thereunder with respect to the Medice Licensed Product in the last country in the Medice Territory, unless earlier terminated in accordance with the terms of the Medice License Agreement. Either party may, subject to a cure period, terminate the Medice License Agreement in the event of the other party's uncured material breach. Medice has the right to terminate the Medice License Agreement in its
Akebia Therapeutics, Inc. | Form 10-Q | Page 10

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

entirety for convenience upon 12 months' prior written notice delivered on or after the date that is 12 months after the Medice Effective Date.
The Medice License Agreement includes customary terms relating to, among others, indemnification, confidentiality, remedies, and representations and warranties. The Medice License Agreement provides that the Company and Medice will enter into a supply agreement pursuant to which the Company will supply the Medice Licensed Product to Medice for commercial use in the Medice Territory.
Revenue Recognition
The Company evaluated the elements of the Medice License Agreement in accordance with the provisions of ASC 606 and concluded the contract counterparty, Medice, is a customer. The Company's arrangement with Medice contains one material promise under the contract at inception, which is the exclusive license under the Company's intellectual property to develop and commercialize the Medice Licensed Product in the Medice Territory during the term of the Medice License Agreement and use the Akebia Trademark solely in connection with the commercialization of the Medice Licensed Product (License Deliverable).
The Company identified one performance obligation in connection with its obligations under the Medice License Agreement, which is the License Deliverable (License Performance Obligation). The transaction price at inception was comprised of the up-front payment of $10.0 million, of which the Company received $8.6 million as of June 30, 2023. The remaining $1.4 million was withheld by the German Federal Tax Office and was recorded to other long-term assets on the condensed consolidated balance sheet as of June 30, 2023. The Company allocated the up-front payment of $10.0 million to the License Performance Obligation. Pursuant to the terms of the Medice License Agreement, this payment from Medice is non-refundable and non-creditable against any other amount due to the Company. In accordance with ASC 606, the Company will recognize sales-based royalties and milestone payments based on the level of sales, when the related sales occur as these amounts have been determined to relate to the license granted to Medice and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur.
The License Performance Obligation was satisfied as of the Medice Effective Date of the Medice License Agreement. As such, the Company recognized the $10.0 million up-front payment as License, collaboration, and other revenue in the condensed consolidated statement of operations and comprehensive income (loss) during the three and six months ended June 30, 2023.

Past Collaboration and License Agreements
U.S. Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.
On December 18, 2016, the Company entered into a collaboration and license agreement with Otsuka (Otsuka U.S. Agreement). The collaboration was focused on the development and commercialization of vadadustat in the United States. The Company was responsible for leading the development of vadadustat, for which it submitted an NDA to the FDA in March 2021, and for which it received the CRL in March 2022. On May 12, 2022, the Company received notice from Otsuka that Otsuka had elected to terminate the Otsuka U.S. Agreement and the April 25, 2017 collaboration and license agreement with Otsuka (Otsuka International Agreement).
On June 30, 2022, the Company and Otsuka entered into the Termination Agreement, pursuant to which, among other things, the Company and Otsuka agreed to terminate the Otsuka U.S. Agreement and the Otsuka International Agreement as of June 30, 2022.
During the three and six months ended June 30, 2022, the Company recognized collaboration revenue totaling $81.1 million and $86.8 million, respectively, with respect to the Otsuka U.S. Agreement. During the three months ended June 30, 2023, the Company recognized $2.2 million in collaboration revenue in connection with the Packaging Validation Transfer Agreement entered into with Otsuka on April 20, 2023. The Company evaluated the agreement under ASC 606 and concluded it was closely tied to the prior collaboration revenue agreements and under ASC606 recognized collaboration revenue in the current quarter. A more detailed description of the Otsuka U.S. Agreement can be found in Note 5 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K/A.
International Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.
On April 25, 2017, the Company entered into the Otsuka International Agreement. The collaboration was focused on the development and commercialization of vadadustat in Europe, Russia, China, Canada, Australia, the Middle East and certain other territories (collectively, the Otsuka International Territory). As discussed above, the Otsuka International Agreement was terminated on June 30, 2022 pursuant to the Termination Agreement.
Akebia Therapeutics, Inc. | Form 10-Q | Page 11

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended June 30, 2022, the Company recognized no collaboration revenue and $5.5 million with respect to the Otsuka International Agreement, respectively. A more detailed description of this collaboration agreement and the Company's evaluation of this agreement under ASC 606 can be found in Note 5 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K/A.
6.LIABILITY RELATED TO SALE OF FUTURE ROYALTIES
On February 25, 2021, the Company entered into the Royalty Agreement with HCR, pursuant to which the Company sold to HCR its right to receive royalties and sales milestones for vadadustat in Japan and certain other Asian countries, such countries collectively, the MTPC Territory, and such payments collectively the Royalty Interest Payments, in each case, payable to the Company under the MTPC Agreement, subject to an annual maximum “cap” of $13.0 million (Annual Cap) and an aggregate maximum “cap” of $150.0 million (Aggregate Cap). The Company received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement. The Company retains the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. Although the Company sold its right to receive royalties and sales milestones for vadadustat in the MTPC Territory as described above, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue. The Company recognized the proceeds received from HCR as a liability that is being amortized using the effective interest method over the life of the arrangement. At the transaction date, the Company recorded the net proceeds of $44.8 million as a liability. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future net royalty payments to be made to HCR over the term of the Royalty Agreement. The total threshold of net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. The Company imputes interest on the unamortized portion of the liability using the effective interest method. The annual effective interest rate as of June 30, 2023 was 0% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss. On a quarterly basis, the Company reassesses the effective interest rate and adjusts the rate prospectively as needed. A more detailed description of Royalty Agreement can be found in Note 7 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K/A.

The following table shows the activity within the liability account for the six months ended June 30, 2023 (in thousands):

Liability related to sale of future royalties, beginning balance at December 31, 2022	$57,484
MTPC royalties payable	(936)
Liability related to sale of future royalties, ending balance at June 30, 2023	$56,548
7.FAIR VALUE OF FINANCIAL INSTRUMENTS
The tables below present certain assets and liabilities measured at fair value categorized by the level of input used in the valuation of each asset and liability (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$17,929	$—	$—	$17,929
Long-term liability:
Embedded debt derivative	$—	$—	$760	$760

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$52,442	$—	$—	$52,442
Long-term liability:
Embedded debt derivative	$—	$—	$760	$760

Cash and cash equivalents —Money market funds included within cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Akebia Therapeutics, Inc. | Form 10-Q | Page 12

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Embedded debt derivative —As described in Note 11, the Company’s Loan Agreement with Pharmakon contains certain provisions that change the underlying cash flows of the debt instrument, including a potential extension to the interest-only period dependent on both (i) no event of default having occurred and continuing and (ii) the Company achieving certain regulatory and revenue conditions. The Company did not meet one of the regulatory conditions and therefore, the Company is no longer eligible for the interest-only extension period and this no longer changes the underlying cash flows of the debt instrument.

The Company concluded the acceleration of the obligations under the Loan Agreement under certain events of default, and under certain circumstances, the application of a default interest rate on all outstanding obligations during the occurrence and continuance of an event of default represent a single compound embedded debt derivative required to be bifurcated from the debt host instrument that is required to be re-measured at fair value on a quarterly basis.

The estimated fair value of the embedded debt derivative on both June 30, 2023 and December 31, 2022 was determined using a scenario-based approach and discounted cash flow model that includes principal and interest payments under various cash flow assumptions. Should the Company’s assessment of the probabilities around these scenarios change, including for changes in market conditions, there could be a change to the fair value of the embedded debt derivative. The determination of the fair value of the embedded debt derivative includes inputs not observable in the market and as such, represents Level 3 measurement. The methodology utilized requires inputs based on certain subjective assumptions, specifically, probabilities of acceleration of the obligations under the Loan Agreement by Pharmakon under certain events of default. The probabilities used in the valuation of the embedded debt derivative included a 95% probability that the obligations under the Loan Agreement will not be accelerated due to an event of default under the Loan Agreement.

The fair value of the embedded debt derivative related to the Company’s Loan Agreement with Pharmakon was $0.8 million as of June 30, 2023 and December 31, 2022.
8.INVENTORIES
Inventories related to our commercial product, Auryxia, consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Work-in-process	$8,571	$7,892
Finished goods	12,334	13,676
Inventories, current	$20,905	$21,568
Raw materials included in other long-term assets	229	610
Total inventories	$21,134	$22,178

Inventory written down as a result of excess, obsolescence, scrap or other reasons charged to cost of goods in the unaudited condensed consolidated statement of operations and comprehensive income (loss) totaled approximately $0.3 million and $2.1 million during the three months ended June 30, 2023 and 2022, respectively, and $0.6 million and $7.4 million during the six months ended June 30, 2023 and 2022, respectively.
In accordance with GAAP, to date, the Company recorded prepaid amounts related to vadadustat drug substance as prepaid manufacturing costs. As of June 30, 2023 and December 31, 2022, the Company has $15.6 million included in other current assets on the condensed consolidated balance sheet. Released batches are expensed as research and development expense. During the quarter ended June 30, 2023, vadadustat received marketing authorization in the European Commission (EC) under the trade name Vafseo. Future costs associated with converting the drug substance to finished goods will be capitalized as inventory on the condensed consolidated balance sheet of the Company.

Akebia Therapeutics, Inc. | Form 10-Q | Page 13

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.INTANGIBLE ASSET AND GOODWILL
Intangible Asset
Intangible asset, net of accumulated amortization, prior impairments and adjustments as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	Three Months Ended June 30, 2023			December 31, 2022
Intangible asset:	Gross Carrying Value	Accumulated Amortization	Net Book Value	Net Book Value	Estimated Useful Life
Developed product rights for Auryxia	$214,705	$(160,642)	$54,063	$72,084	6 years

The Company recorded $9.0 million in amortization expense for each of the three month periods ended June 30, 2023 and 2022, and $18.0 million for each of the six month periods ended June 30, 2023 and 2022.

Goodwill
On December 12, 2018, in connection with the consummation of the merger (Merger) of the Company and Keryx Biopharmaceuticals, Inc. (Keryx), Keryx became a wholly owned subsidiary of the Company, and the Company recorded goodwill representing the excess of the purchase price over the fair market value, at the date of the Merger, of the assets that were not individually identified and separately recognized as net assets. As of June 30, 2023 and December 31, 2022, the Company had goodwill of $59.0 million and no accumulated impairment losses related to goodwill. The Company's assessment included events that could indicate impairment and trigger an interim impairment assessment include, but are not limited to, an adverse change in current economic or market conditions, including a significant prolonged decline in market capitalization, a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action by a regulator.
10.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Product revenue allowances	$23,303	$26,268
Product return reserves, current portion	4,626	7,789
Clinical trial costs	754	5,755
Compensation and related benefits	6,582	11,481
Operating lease liabilities, current portion	4,757	4,744
Royalties	3,198	3,804
Professional fees	2,800	1,886
Accrued manufacturing costs	5,578	4,310
Restructuring costs	334	2,751
Other	4,476	6,989
Total accrued expenses and other current liabilities	$56,408	$75,777

Accrued manufacturing costs includes the costs associated with the Company's commercial product Auryxia and vadadustat for which the Company is seeking approval from the FDA to market in the U.S. and for which the Company recently signed a license agreement with Medice to market in Europe and other territories (see Note 5 for further details).
11.DEBT
Pharmakon Term Loans
On November 11, 2019, the Company, with Keryx as guarantor, entered into a loan agreement (Loan Agreement), with BioPharma Credit PLC as collateral agent and a lender (Collateral Agent), and BioPharma Credit Investments V (Master) LP as a lender. BioPharma Credit PLC subsequently transferred its interest in the loans, solely in its capacity as a lender, to its
Akebia Therapeutics, Inc. | Form 10-Q | Page 14

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

affiliate, BPCR Limited Partnership. The Collateral Agent and the lenders are collectively referred to as Pharmakon. The Loan Agreement, as amended, consists of a secured term loan facility in an aggregate amount of up to $100.0 million (Term Loans), which was made available under two tranches: (i) the first tranche of $80.0 million (Tranche A), and (ii) the second tranche of $20.0 million (Tranche B). On November 25, 2019, the Company drew $77.3 million on Tranche A, net of fees and expenses, incurred by Pharmakon and reimbursed by the Company, or Lender Expenses. On December 10, 2020, the Company drew $20.0 million on Tranche B, net of immaterial Lender Expenses and issuance costs.

Proceeds from the Term Loans may be used for general corporate purposes. The Company and Keryx entered into a Guaranty and Security Agreement with the Collateral Agent (Guaranty and Security Agreement) on the Tranche A Funding Date. Pursuant to the Guaranty and Security Agreement, the Company’s obligations under the Term Loans are unconditionally guaranteed by Keryx (Guarantee). Additionally, the obligations of the Company and Keryx under the Term Loans and the Guarantee are secured by a first priority lien on certain assets of the Company and Keryx, including Auryxia and certain related assets, cash and certain equity interests held by the Company and Keryx, collectively the Collateral.

The Term Loans bear interest through maturity at a variable rate, payable quarterly in arrears. Through June 30, 2023, this rate was based upon the three-month LIBOR rate plus 7.50%, subject to a 2.00% LIBOR floor and a 3.35% LIBOR cap. On June 30, 2023, the three-month LIBOR rate was above the 3.35% LIBOR cap, therefore, the Company's interest rate as of June 30, 2023 was 10.85%. On June 29, 2023, the Company and Pharmakon entered into the Third Amendment to the Loan Agreement, which replaced LIBOR with the Secured Overnight Financing Rate (SOFR), effective June 30, 2023. The three-month SOFR rate was also above the 3.35% SOFR cap and therefore, the Company's interest rate as of June 30, 2023 would still have been 10.85% should SOFR been utilized for the quarter ended June 30, 2023. On August 11, 2023, the Company received an extension from Pharmakon of the deadline in the Loan Agreement with respect to the Company's obligation to deliver quarterly financial statements for the period ended June 30, 2023 through August 28, 2023.

The Term Loans will mature on November 25, 2024 (Maturity Date). The Company is required to repay the principal under the Term Loans in equal quarterly payments starting on the 33rd-month anniversary of the applicable Funding Date (Amortization Schedule). During the three and six months ended June 30, 2023, the Company made quarterly principal payments under the Term Loans totaling $8.0 million and $24.0 million, respectively. Under certain circumstances, unless certain liquidity conditions are met, the Maturity Date may decrease by up to one year, and the Amortization Schedule may correspondingly commence up to one year earlier.

If the Company prepays the loan prior to the Maturity Date, it will be required to make a prepayment fee. The prepayment fee would be 1.00% on or after the third anniversary, but prior to the fourth anniversary, of the applicable Funding Date of Tranche A, and 0.50% on or after the fourth anniversary of the applicable Funding Date of Tranche A but prior to the Maturity Date, and a make-whole premium on or prior to the second anniversary of the applicable Funding Date in an amount equal to foregone interest through the second anniversary of the applicable Funding Date. A change of control, which includes a new entity or group owning a majority (greater than 50%) of the Company's voting stock, triggers a mandatory prepayment of the Term Loans.

The Loan Agreement contains customary representations, warranties, events of default and covenants of the Company and its subsidiaries, including maintaining, on an annual basis, a minimum liquidity threshold which started in 2021, and on a quarterly basis, a minimum net sales threshold for Auryxia for the trailing twelve-month period of $85.0 million which started in the fourth quarter of 2020. On February 18, 2022, the Loan Agreement was amended by the First Amendment and Waiver (First Amendment and Waiver), which waived the provision under the Loan Agreement that required the Company to not be subject to any qualification as a going concern within the Company's 2021 Annual Report on Form 10-K. Pursuant to the First Amendment and Waiver, the Company's filings of Form 10-Q for fiscal quarters ending June 30, 2022 and September 30, 2022, and its future Annual Reports on Form 10-K, must not be subject to any qualification as to going concern, which requirement as to the Company's filings on Form 10-Q was waived in the Second Amendment and Waiver. If the Company does not satisfy the covenant as to going concern in any of these filings, the Company will be in default under the Loan Agreement. If an event of default occurs and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of June 30, 2023 and December 31, 2022, the Company determined that no events of default had occurred.

Akebia Therapeutics, Inc. | Form 10-Q | Page 15

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 15, 2022 (Effective Date), the Company and Pharmakon entered into the Second Amendment and Waiver (Second Amendment and Waiver), which amended and waived certain provisions of the Loan Agreement, as amended by the First Amendment and Waiver. In addition, in connection with the Second Amendment and Waiver, on the Effective Date, the Company made a $5.0 million prepayment of the principal of the Tranche A loan, or the Second Amendment Effective Date Tranche A Prepayment, and a $20.0 million prepayment of principal of the Tranche B loan, or the Second Amendment Effective Date Tranche B Prepayment, in each case, together with any and all accrued and unpaid interest on such prepayments of principal to the Effective Date. In connection therewith, the Company also paid $0.5 million in prepayment fee under the Loan Agreement. During the three months ended September 30, 2022, the Company recorded a debt extinguishment loss of $0.9 million. See Note 12 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K/A for further details.

The Company assessed the terms and features of the Loan Agreement in order to identify any potential embedded features that would require bifurcation or any beneficial conversion feature. As part of this analysis, the Company assessed the economic characteristics and risks of the Loan Agreement, including put and call features. The terms and features assessed include a potential extension to the interest-only period dependent on both no event of default having occurred and continuing and the Company achieving certain regulatory and revenue conditions. The Company also assessed the acceleration of the obligations under the Loan Agreement under an event of default. In addition, under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. In accordance with ASC 815, the Company concluded that these features are not clearly and closely related to the host instrument, and represent a single compound embedded derivative that is required to be re-measured at fair value on a quarterly basis.

The fair value of the embedded debt derivative related to the Company’s Loan Agreement with Pharmakon was $0.8 million as of June 30, 2023 and December 31, 2022. The Company classified the embedded debt derivative as a long-term liability on the unaudited condensed consolidated balance sheet as of June 30, 2023.

The Company recognized interest expense related to the Loan Agreement of $1.6 million and $2.7 million during the three months ended June 30, 2023 and 2022, respectively, and $3.3 million and $5.4 million during the six months ended June 30, 2023 and 2022, respectively. Unamortized discount and issuance costs were $0.5 million as of June 30, 2023.
12.CAPITAL STOCK, STOCK-BASED COMPENSATION AND BENEFIT PLAN
Authorized and Outstanding Capital Stock
On June 5, 2020, the Company filed a Certificate of Amendment to its Ninth Amended and Restated Certificate of Incorporation, or its Charter, to increase the number of authorized shares of common stock from 175,000,000 to 350,000,000. As of June 30, 2023, the authorized capital stock of the Company included 350,000,000 shares of common stock, $0.00001 par value per share, of which 188,128,869 and 184,135,714 shares were issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; and 25,000,000 shares of undesignated preferred stock, $0.00001 par value per share, of which no shares were issued and outstanding as of June 30, 2023 and December 31, 2022.
At-the-Market Facility
On April 7, 2022, the Company entered into an Open Market Sale AgreementSM (Sales Agreement), with Jefferies LLC (Jefferies) as agent, for the offer and sale of common stock at current market prices in amounts to be determined from time to time. Also, on April 7, 2022, the Company filed a prospectus supplement relating to the Sales Agreement, pursuant to which it is able to offer and sell under the Sales Agreement up to $26.0 million of its common stock at current market prices from time to time. From the date of filing of the prospectus supplement through the date of the filing of this Quarterly Report on Form 10-Q, the Company has not sold any shares of its common stock under this program.
Terminated At-the-Market Facility
On March 12, 2020, the Company filed a prospectus supplement relating to the Company's sales agreement with Cantor Fitzgerald & Co. (Prior Sales Agreement) pursuant to which it was able to offer and sell up to $65.0 million of its common stock at current market prices from time to time.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 16

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company terminated the Prior Sales Agreement. During the three months ended March 31, 2022, the Company sold 404,600 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $0.8 million.

Stock-Based Compensation and Benefit Plans

The Company incurred stock-based compensation expenses of $3.5 million and $6.0 million for the three and six months ended June 30, 2023, respectively and $6.9 million and $11.5 million for the three and six months ended June 30, 2022, respectively.

Equity Incentive Plans

The following table contains information about our equity plans:

			June 30, 2023
Title of Plan	Group Eligible	Type of Award Granted (or to be Granted)	Awards Outstanding	Additional Awards Authorized for Grant
Keryx Equity Plans(1)(2)*	Employees, directors and consultants	Stock options and RSUs	287,100	—
Akebia Therapeutics, Inc. Amended and Restated 2008 Equity Incentive Plan (the 2008 Plan)(2)	Employees, directors and consultants	Stock options and RSUs	419	—
Akebia Therapeutics, Inc. 2014 Incentive Plan, as amended (2) (the 2014 Plan) (replaces 2008 Plan)	Employees, directors, consultants and advisors	Stock options, RSUs, SARs and performance awards	17,513,530	—
Akebia Therapeutics, Inc. 2023 Stock Incentive Plan (the 2023 Plan) (replaces 2014 Plan)	Employees, officers, directors, consultants and advisors	Stock options, SARs, restricted stock, unrestricted stock, RSUs, performance awards, other share-based awards and dividend equivalents	549,000	16,256,679
(1)     The Keryx Equity Plans consist of the Keryx Biopharmaceuticals, Inc. 1999 Share Option Plan, Keryx Biopharmaceuticals, Inc., as amended, the 2004 Long-Term Incentive Plan, as amended, the Keryx Biopharmaceuticals, Inc. 2007 Incentive Plan, the Keryx Biopharmaceuticals Inc. Amended and Restated 2013 Incentive Plan and the Keryx Biopharmaceuticals, Inc. 2018 Equity Incentive Plan.
(2)     Shares are no longer being issued under these plans.
Common Stock Options and SARs
During the six months ended June 30, 2023, the Company issued 2,564,500 options to employees under the 2014 Plan and 315,000 options to directors under the 2023 Plan. During the six months ended June 30, 2023, the Company issued 635,313 SARs to one executive under the 2014 Plan. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. Options and SARs granted by the Company generally vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options and SARs generally vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options and SARs generally expire 10 years after the date of grant.

The Company also maintains an inducement award program that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the six months ended June 30, 2023, the Company granted 75,000 options to purchase shares of the Company’s common stock to new hires as inducements material to such employees' entering into employment with the Company, of which 72,000 options remained outstanding as of June 30, 2023.

The Company grants annual service-based stock options to employees and directors and SARs to certain executives under the 2023 and 2014 Plans. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. During the six months ended June 30, 2023, the Company granted options not
Akebia Therapeutics, Inc. | Form 10-Q | Page 17

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in connection with the annual grant process with an aggregate grant date fair values of $0.1 million calculated using the Black-Scholes option-pricing model.

The fair value of stock options that vested during the six months ended June 30, 2023 was $4.1 million.

The combined stock option activity for the six months ended June 30, 2023, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	11,775,411	$5.82	7.26 years	—
Granted	3,514,813	$0.69	—	—
Exercised	—	—	—	—
Canceled and forfeited	(1,130,737)	$6.35	—	—
Outstanding at June 30, 2023	14,153,498	$4.50	7.33 years	$1,435,662
Exercisable at June 30, 2023	7,800,000	$6.64	6.01 years

Performance Awards

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

The Company also grants performance-based restricted stock units (PSUs) to employees under the 2023 Plan and the 2014 Plan. The PSUs granted by the Company generally vest in connection with the achievement of specified commercial, regulatory and corporate milestones. The PSUs also generally feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized over time based on the probability of meeting such commercial, regulatory and corporate milestones. The Company did not issue any performance-based stock options under the 2023 Plan or the 2014 Plan during the six months ended June 30, 2023.

Restricted Stock Units

Generally, restricted stock units (RSUs) granted by the Company vest in one of the following ways: (i) 100% of each RSU grant vests on the first anniversary of the grant date, (ii) one third of each RSU grant vests on the first, second and third anniversaries of the grant date, (iii) 50% of each RSU grant vests on the first anniversary and 25% of each RSU grant vests every six months after the one year anniversary of the grant date, or (iv) one third of each RSU grant vests on the first anniversary and the remaining two thirds vests in eight substantially equal quarterly installments beginning after the one year anniversary, subject, in each case, to the individual’s continued service through the applicable vesting date. The grant-date fair value of the RSUs is recognized as expense on a straight-line basis. The Company determines the fair value of the RSUs based on the closing price of the common stock on the date of the grants.

RSU activity is as follows:

	2014 Plan		2023 Plan
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2022	5,674,406	$2.10	—	—
Granted	2,759,675	$0.68	210,000	$1.20
Forfeited and canceled	(564,606)	$1.00	—	—
Outstanding as of June 30, 2023	7,869,475	$1.30	210,000	$1.20
Akebia Therapeutics, Inc. | Form 10-Q | Page 18

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023, there was $4.4 million of unrecognized compensation costs related to time-based RSUs which is expected to be recognized over a weighted-average period of 1.77 years.

Employee Stock Purchase Plan

On June 6, 2019, the Company's stockholders approved the Amended and Restated 2014 Employee Stock Purchase Plan (ESPP). Under the ESPP substantially all employees may voluntarily enroll to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering period. An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation, and an employee may not purchase more than $25,000 worth of stock during any calendar year. In addition, an employee may not purchase more than 1,500 shares in any offering period. As of June 30, 2023, a total of 4,734,495 shares of the Company’s common stock are available for future issuance under the ESPP. The Company issued 103,500 shares under the ESPP during the six months ended June 30, 2023.
Stock-Based Compensation Expense
The Black-Scholes option pricing model is used to estimate the fair value of the stock options. The weighted-average assumptions used in calculating the fair values the rights to acquire stock under the 2023 Plan and the 2014 Plan were as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
Stock Options	2023			2022			2023			2022
Risk-free interest rate	3.67%	-	3.99%	2.80%	-	3.01%	3.54%	-	3.99%	1.69%	-	3.01%
Expected volatility	102.31%	-	111.71%	87.99%	-	91.57%	100.97%	-	111.71%	79.77%	-	91.57%
Expected term (years)	5.51 years	-	6.25 years	5.51 years	-	6.25 years	5.51 years	-	6.25 years	5.51 years	-	6.25 years
Expected dividend yield	—%			—%			—%			—%
Fair value at grant date	$0.97			$0.31			$0.56			$1.21
The Company has classified stock-based compensation in its condensed consolidated statement of operations and comprehensive income (loss) and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$605	$905	$1,341	$2,094
Selling, general and administrative	2,685	2,709	4,220	6,056
Restructuring	$200	$3,303	$418	$3,303
Total stock-based compensation	$3,490	$6,917	$5,979	$11,453

Akebia Therapeutics, Inc. | Form 10-Q | Page 19

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.COMMITMENTS AND CONTINGENCIES
Cambridge Leases
The Company leases approximately 65,167 square feet of office and lab space in Cambridge, Massachusetts under a lease which was most recently amended in November 2020 (collectively, the Cambridge Lease). Under the Third Amendment to the Cambridge Lease (Third Amendment), executed in July 2016, total monthly lease payments under the initial base rent were approximately $0.2 million and are subject to annual rent escalations. In addition to such annual rent escalations, base rent payments for a portion of said premises commenced on January 1, 2017 in the monthly amount of approximately $22,000. The Fourth Amendment to the Cambridge Lease, executed in May 2017, provided additional storage space to the Company and did not impact rent payments. In April 2018, the Company entered into a Fifth Amendment to the Cambridge Lease (Fifth Amendment) for an additional 19,805 square feet of office space on the 12th floor. Monthly lease payments for the existing 45,362 square feet of office and lab space, under the Third Amendment, remain unchanged. The new space leased by the Company was delivered in September 2018 and additional monthly lease payments of approximately $0.1 million commenced in February 2019 and are subject to annual rent escalations, which commenced in September 2019. In November 2020, the Company entered into a Sixth Amendment to the Cambridge Lease (Sixth Amendment) to extend the term of the Cambridge Lease with respect to the lab space from November 30, 2021 to January 31, 2025. The Sixth Amendment includes two months of free rent starting in December 2020 and additional monthly lease payments of approximately $48,000, which commenced in December 2021, and is subject to annual rent escalations, which commenced in December 2022.

The term of the Cambridge Lease with respect to the office space expires on September 11, 2026, with one five-year extension option available. The renewal option in this real estate lease was not included in the calculation of the right-of-use asset and operating lease liability as the renewal is not reasonably certain. The term of the Cambridge Lease with respect to the lab space expires on January 31, 2025, with an extension option for one additional period through September 11, 2026. The renewal option in this real estate lease was included in the calculation of the right-of-use assets and operating lease liabilities as the renewal is reasonably certain. The lease agreements do not contain residual value guarantees. Operating lease costs were $1.4 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively, and $3.2 million and $3.6 million for the six months ended June 30, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.4 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively, and $3.1 million and $3.7 million for the six months ended June 30, 2023 and 2022, respectively. The security deposit in connection with the Cambridge Lease is $1.7 million in the form of a letter of credit, which is included as restricted cash in prepaid expenses and other current assets in the Company’s unaudited condensed consolidated balance sheets as of June 30, 2023.

The Company has not entered into any material short-term leases or financing leases as of June 30, 2023.

Former Boston Lease

Previously, the Company leased 27,924 square feet of office space in Boston, Massachusetts (Boston Lease). In February 2022, the Company entered into the First Amendment to the Boston Lease (First Lease Amendment) to extend the term of the Boston Lease from February 2023 to July 2031. The First Lease Amendment included five months of free rent starting in March 2023 and monthly lease payments of $0.2 million commencing on August 1, 2023, with an annual rent escalation of approximately 2% commencing on August 1, 2024. In May 2023, the Company entered into an Assignment and Assumption of Lease Agreement (Lease Assignment Agreement) with LG Chem Life Sciences Innovation Center, Inc. (LG Chem), pursuant to which the Company assigned all of its rights, title, and interest in, to, and under the Boston Lease to LG Chem, or the Assignment. As part of the Lease Assignment Agreement, the Company made a payment to LG Chem of $1.3 million (Lease Assignment Amount) and LG Chem assumed all of the rights and obligations of the Company under the Boston Lease. Subsequent to the Assignment, the Company has no further obligations for rent or other payments under the Boston Lease. In accordance with ASC 842, Leases, the Company wrote off the right-of-use asset and lease liability associated with the Boston Lease, and recognized the difference between the right-of-use asset and the lease liability offset by the Assignment Amount as a loss on lease termination in the condensed consolidated statement of operations and comprehensive income (loss) of $0.5 million during the three and six months ended June 30, 2023. Under the terms of the Lease Assignment Agreement the Company was entitled to, and received back, its security deposit of $1.0 million as of June 30, 2023, which had been recorded as restricted cash in prepaid expenses and other current assets in the Company's condensed consolidated balance sheet as of December 31, 2022.

In September 2019, the Company entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc.(Foundation). The sublease was subject and subordinate to the Boston Lease between the Company and the landlord. The term of the sublease commenced on October 16, 2019, upon receipt of the required consent from the landlord for the sublease
Akebia Therapeutics, Inc. | Form 10-Q | Page 20

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

agreement, and expired on February 27, 2023. Foundation was obligated to pay the Company rent that approximated the rent due from the Company to its landlord with respect to the Boston Lease. Sublease rental income is recorded to other income in the condensed consolidated statement of operations and other comprehensive income (loss). The Company was obligated for all payment terms pursuant to the Boston Lease, and the Company guaranteed the obligations under the sublease. The Company did not record any sublease rental income for the three months ended June 30, 2023 and recorded $0.3 million in sublease rental income from Foundation during the six months ended June 30, 2023. The Company recorded sublease rental income of $0.4 million and $0.9 million during the three and six months ended June 30, 2022, respectively.

Future Lease Commitments

Future commitments under non-cancelable lease agreements are as follows:

Years ending December 31,	Operating Lease Commitments
Remainder of 2023	$2,835
2024	5,740
2025	5,818
2026	3,613
Total lease commitments	$18,006
Less: present value adjustment	(1,769)
Current and long-term operating lease liabilities	$16,237

In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.65% to 6.94%, which were based on the remaining lease term at either the date of adoption of ASC 842 or the effective date of any subsequent lease term extensions. As of June 30, 2023, the remaining lease term for the Cambridge Lease was 3.20 years.

Manufacturing and Unconditional Purchase Commitment Agreements
The Company's contractual obligations include a commercial supply agreement with Siegfried Evionnaz SA (Siegfried) to supply commercial drug substance for Auryxia.
Pursuant to the Master Manufacturing Services and Supply Agreement between the Company and Siegfried, as amended (the most recent amendment having been executed on February 28, 2023) (Siegfried Agreement), the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at a predetermined price. The term of the Siegfried Agreement expires on December 31, 2024, unless otherwise agreed by the parties and subject to the Company's option to extend the term through December 31, 2026 by providing 12 months’ prior written notice to Siegfried. The Siegfried Agreement provides the Company and Siegfried with certain early termination rights. As of June 30, 2023, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $20.8 million through the end of 2024.

On April 9, 2019, the Company and Esteve entered into the Esteve Agreement, which included the terms and conditions under which Esteve would manufacture vadadustat drug substance for commercial use. Pursuant to the Esteve Agreement, the Company provided rolling forecasts to Esteve on a quarterly basis, or the Esteve Forecast. The Esteve Forecast reflected the Company’s needs for vadadustat drug substance produced by Esteve over a certain number of months, represented as a quantity of vadadustat drug substance per calendar quarter. The parties agreed to a volume-based pricing structure under the Esteve Agreement. On December 16, 2022, the Company, MTPC, and Esteve executed the Esteve Assignment Agreement, pursuant to which the Supply Agreement between the Company and Esteve was assigned to MTPC. The Esteve Assignment Agreement transferred the rights and obligations of the Supply Agreement to MTPC, specifically including the obligations under certain purchase orders issued by the Company and accepted by Esteve. As such, the Company will have no further obligation to take delivery of or pay for product delivered by Esteve under the transferred Esteve Agreement and the purchase orders.
On March 11, 2020, the Company entered into a Supply Agreement with Patheon Inc. (Patheon) or the Patheon Agreement. The Patheon Agreement includes the terms and conditions under which Patheon will manufacture vadadustat drug product for commercial use. Pursuant to the Patheon Agreement, the Company provides Patheon a long-term forecast on an annual basis, as well as short-term forecasts on a quarterly basis, or the Patheon Forecast. The Patheon Forecast reflects the Company’s needs for commercial supply of vadadustat drug product produced by Patheon, represented as a quantity of drug product per calendar quarter. The parties have agreed to a volume-based pricing structure under the Patheon Agreement. The Patheon Agreement has an initial term beginning March 11, 2020 and ending June 30, 2023 and automatically renews for successive one-year terms unless either party gives the other party eighteen months' prior written notice. The current term of the Patheon Agreement ends
Akebia Therapeutics, Inc. | Form 10-Q | Page 21

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025. Pursuant to the Patheon Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug product from Patheon. As of June 30, 2023, the Company had a minimum commitment with Patheon for $1.9 million through the third quarter of 2023.
On April 2, 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec (WuXi STA), as amended on April 15, 2021 (WuXi STA DS Agreement). The WuXi STA DS Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat drug substance for commercial use. Pursuant to the WuXi STA DS Agreement, the Company provides rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA DS Forecast. The WuXi STA DS Forecast reflects the Company’s needs for vadadustat drug substance produced by WuXi STA over a certain number of quarters. The parties have agreed to a volume-based pricing structure under the WuXi STA DS Agreement. The WuXi STA DS Agreement has an initial term of four years, beginning April 2, 2020 and ending April 2, 2024. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from WuXi STA. As of June 30, 2023, the Company has committed to purchase $15.3 million of vadadustat drug substance from WuXi STA through the end of 2023.
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
Former Manufacturing and Unconditional Purchase Commitments
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
On December 22, 2022, the Company and BioVectra entered into a termination agreement (BioVectra Termination Agreement), pursuant to which the parties agreed, among other things, to terminate, effective immediately, any and all existing agreements entered into between the parties in connection with the manufacture and supply, by BioVectra to the Company, of Auryxia drug substance. Under the terms of the BioVectra Termination Agreement, each of the Company and BioVectra have released one another from all existing and future claims and liabilities and the return of certain materials and documents. Furthermore, as it relates to all open purchase orders, BioVectra is relieved from any obligations to manufacture any product or perform services under any such open purchase orders, and the Company is relieved from any obligations to purchase any product under such open purchase orders. The Company is also relieved from any obligations to pay any outstanding invoices related to performance by BioVectra of services and all other obligations under the agreements. In addition, the Company agreed to pay BioVectra a total of $32.5 million consisting of (i) an upfront payment of $17.5 million and (ii) six quarterly payments of $2.5 million commencing in April 2024, totaling $15.0 million. The upfront payment of $17.5 million was made during the quarter ended December 31, 2022 and was recognized to cost of goods sold. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognized a liability and corresponding expense for the remaining termination fees based on estimated fair value as of December 22, 2022 (BioVectra Effective Date). The Company imputed interest on the liability for the remaining termination fees at a rate of 17.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield, and expected repayment period of the remaining termination fees. The Company recorded an initial discount on the remaining termination fees on the consolidated balance sheet as of the BioVectra Effective Date. This resulted in the recording of a liability and corresponding charge to cost of goods sold of $11.2 million during the quarter ended December 31, 2022. The discount on the liability balance is being amortized to interest expense using the effective interest rate method over the term of the liability. The amortization of the discount was $0.5 million and $0.9 million for the three and six months ended June 30, 2023, respectively.
Other Third-Party Contracts
The Company contracts with various organizations to conduct research and development activities with remaining contract costs to the Company of approximately $54.9 million at June 30, 2023. The scope of the services under these research and
Akebia Therapeutics, Inc. | Form 10-Q | Page 22

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.

Litigation and Related Matters
The Company is involved from time to time in various legal proceedings arising in the normal course of business. The Company provides disclosure when a loss in excess of any reserve is reasonably possible, and if estimable, the Company discloses the potential loss or range of possible loss. Significant judgment is required to assess the likelihood of various potential outcomes and the quantification of loss in those scenarios. Changes in the Company’s estimates could have a material impact and are recorded as litigation progresses and new information comes to light. Although the outcomes of potential legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations or cash flows.

Guarantees and Indemnifications

As permitted under Delaware law, the Company may indemnify its officers, directors and employees for certain events or occurrences that happen by reason of their relationship with, or position held at, the Company. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. The Company maintains director and officer liability insurance coverage that is intended to cover a portion of amounts that may be due with respect to indemnification after a deductible is met. Further, the Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. For the three and six months ended June 30, 2023 and 2022, the Company did not experience any losses related to these indemnification obligations, and no claims were outstanding as of June 30, 2023. The Company does not have any claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related accruals were recorded.

14.NET LOSS PER SHARE
Potentially dilutive securities, common stock options, RSUs and SARs have been excluded from the calculation of diluted net loss per share as their effects would be anti-dilutive. For periods in which the Company reports a net loss, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share were the same except for the three months ended June 30, 2022, as the Company had net income for that period. The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outstanding common stock options and SARs	13,753,498	13,502,015	13,753,498	13,508,217
Unvested RSUs	4,596,551	—	4,596,551	6,771,349
Total	18,350,049	13,502,015	18,350,049	20,279,566

15.SUBSEQUENT EVENTS

The Company has completed an evaluation of all subsequent events after the balance sheet date of June 30, 2023, through the filing date of this Quarterly Report on Form 10-Q with the SEC, to ensure that the condensed consolidated financial statements include appropriate disclose of events both recognized in the consolidated financial statements as of June 30, 2023, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure.
******

Akebia Therapeutics, Inc. | Form 10-Q | Page 23

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 as amended by Amendment No. 1 on Form 10-K/A filed with the U.S. Securities and Exchange Commission, or the SEC, on August 28, 2023, or the 2022 Annual Report on Form 10-K/A, including the audited consolidated financial statements and related notes therein. This discussion and analysis contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

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
Our current portfolio includes:

•Auryxia® (ferric citrate), a medicine approved and marketed in the United States, or U.S., for two indications: (1) the control of serum phosphorus levels in adult patients with dialysis dependent chronic kidney disease, or DD-CKD, or the Hyperphosphatemia Indication, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with non-dialysis-dependent chronic kidney disease, or NDD-CKD. The product is also available in Japan and Taiwan.
•Vafseo (vadadustat), an oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor, is approved in Europe, the United Kingdom, and Switzerland for the treatment of symptomatic anemia due to chronic kidney disease, or CKD, in adult patients on chronic maintenance dialysis. Vadadustat is also approved in Japan for the treatment of anemia due to CKD in adult patients on dialysis and not on dialysis. Additionally, vadadustat is approved in Korea as an anemia treatment for patients with CKD on hemodialysis. Vadadustat is also under regulatory review for the treatment of anemia due to CKD in Australia and Taiwan. We continue to pursue a path to potentially gain approval for vadadustat in the U.S. Further, we have several lifecycle management and indication expansion opportunities currently under evaluation or in development for vadadustat.
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

Auryxia

Today we market Auryxia in the U.S. with our well-established, nephrology-focused commercial organization. Auryxia is a non-calcium, non-chewable, orally administered tablet that was approved for marketing by the U.S. Food and Drug Administration, or FDA, in September 2014 as a phosphate binder for the Hyperphosphatemia Indication and was commercially launched in the U.S. shortly thereafter. In November 2017, Auryxia received marketing approval from the FDA for a second indication, the treatment of iron deficiency anemia, and was commercially launched for this indication in the U.S. shortly thereafter. Our Japanese sublicensee, Japan Tobacco, Inc., and its subsidiary, Torii Pharmaceutical Co., Ltd., collectively, JT and Torii, commercialize ferric citrate hydrate as Riona® in Japan. Averoa SAS, or Averoa, has an exclusive license to develop and commercialize ferric citrate in the European Economic Area, or EEA, Turkey, Switzerland and the United Kingdom.
Akebia Therapeutics, Inc. | Form 10-Q | Page 24

Vadadustat
We are seeking regulatory approval in the United States for vadadustat as an oral treatment of anemia in adult DD-CKD patients. We and Mitsubishi Tanabe Pharma Corporation, or MTPC, are also seeking regulatory approval for vadadustat as a treatment for anemia in adult DD-CKD and NDD-CKD patients in Taiwan.

In April 2023, the European Commission, or EC, approved the marketing authorization of vadadustat under the trade name Vafseo for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis, which is applicable to all 27 European Union member states and Iceland, Norway and Liechtenstein. In May 2023, the UK Medicines and Healthcare products Regulatory Agency approved the marketing authorization of vadadustat under the trade name Vafseo for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. In June 2023, the Swiss Agency for Therapeutic Products approved the marketing authorization of vadadustat under the trade name Vafseo for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. Following the termination of our U.S. and international collaboration agreements with Otsuka Pharmaceutical Co. Ltd., or Otsuka, in June 2022, we regained full rights to vadadustat in Europe, Australia, China, Canada, Latin America, the Middle East and Russia. In May 2023, we entered into a License Agreement, or the Medice License Agreement, with MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in patients with CKD in the EEA, the UK, Switzerland and Australia, or the Medice Territory.

We submitted a new drug application, or NDA, to the FDA for vadadustat in March of 2021. On March 29, 2022, the FDA issued a complete response letter, or CRL, to our NDA for vadadustat. The FDA concluded that the data in the NDA do not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. The FDA expressed safety concerns noting failure to meet non-inferiority in MACE in the non-dialysis patient population, the increased risk of thromboembolic events, driven by vascular access thrombosis in dialysis patients, and the risk of drug-induced liver injury. We believe there are compelling data supporting a positive benefit-risk profile for the use of vadadustat broadly in patients with CKD, including non-dialysis patients though we have always remained cautious about receiving a broad label for vadadustat that would extend to non-dialysis patients with anemia due to CKD. As such, we began the process to dispute the FDA ruling, and in October 2022, we submitted a Formal Dispute Resolution Request with the FDA regarding the CRL, specifically related to DD-CKD adult patients and focused on the favorable balance of the benefits and risks of vadadustat for the treatment of adult DD-CKD patients in light of safety concerns expressed by the FDA in the CRL related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. In May 2023, the Office of New Drugs, or OND, denied our appeal but provided a path forward for us to resubmit the NDA for vadadustat for the treatment of anemia due to CKD for dialysis dependent patients without the need for us to generate additional clinical data. In July 2023, we held an End of Dispute Type A meeting with the FDA to align on the contents of the NDA resubmission. We expect to resubmit the NDA by the end of the third quarter of 2023, with a potential Prescription Drug User Fee Act, or PDUFA, date that we project will be in March 2024.

Following the termination of our collaboration agreement with Otsuka we own full rights to vadadustat in the U.S., subject to our licensing agreement with CSL Vifor. If we obtain FDA approval of vadadustat for DD-CKD adult patients, we plan to commercialize vadadustat in the U.S. with CSL Vifor.

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

Akebia Therapeutics, Inc. | Form 10-Q | Page 25

Operating Segments
We operate our business in a single segment and as one reporting unit, which is how our chief operating decision maker (who is our president and chief executive officer) reviews financial performance and allocates resources.

Operating Overview
We have incurred net losses in each year since inception. Our net loss was $11.2 million for the three months ended June 30, 2023 and our net income was $29.4 million for the three months ended June 30, 2022. Our net losses were $38.1 million and $34.1 million for the six months ended June 30, 2023 and 2022, respectively. Substantially all of our net losses resulted from costs incurred in connection with the continued commercialization of Auryxia and development efforts relating to vadadustat, including conducting clinical trials of, and seeking regulatory approval for, vadadustat, providing general and administrative support for these operations and protecting our intellectual property.
We expect to continue to incur additional operating expenses, including additional research and development expenses to our pipeline, additional costs related to vadadustat, and research and development and selling, general and administrative expenses for ongoing development and commercialization of Auryxia, which could lead to operating losses for the foreseeable future. In addition to any additional costs not currently contemplated due to the events associated with or resulting from the workforce reductions noted above, our ability to achieve profitability and our financial position will depend, in part, on the rate of our future expenditures, on our net product revenue from Auryxia, our collaboration revenue, our ability to successfully implement cost avoidance measures and reduce overhead costs and our ability to obtain additional funding. We expect to continue to incur significant expenses if and as we:

•continue our commercialization activities for Auryxia and vadadustat, if we are able to obtain marketing approval for vadadustat following our anticipated NDA resubmission, and any other product or product candidate, including those that may be in-licensed or acquired;
•address the issues identified in the CRL for vadadustat that we received from the FDA and pursue our anticipated NDA resubmission for vadadustat with the FDA;
•conduct and enroll patients in any clinical trials, including post-marketing studies or any other clinical trials for Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired;
•seek marketing approvals for vadadustat and any other product candidate, including those that may be in-licensed or acquired;
•maintain marketing approvals for Auryxia and vadadustat, if we are able to obtain marketing approval for vadadustat following our anticipated NDA resubmission, and any other product, including those that may be in-licensed or acquired;
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
•continue to repay, and pay any associated pre-payment penalties, if applicable, the senior secured term loans in an aggregate principal amount of $43.0 million as of June 30, 2023, that were made available to us pursuant to the loan agreement that we entered into with funds managed by Pharmakon Advisors LP, or Pharmakon, in November 2019, or the Loan Agreement;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 26

We have not generated, and may not generate, enough net product revenue to realize net profits from product sales. We have no manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize contract research organizations, or CROs, to carry out our clinical development activities. If we obtain marketing approval for vadadustat, and as we continue to commercialize Auryxia, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect to finance future cash needs through product revenue, potential strategic transactions, public or private equity or debt transactions, or a combination of these approaches. If we are unable to raise additional capital in sufficient amounts when needed or on attractive terms, we may not be able to pursue development and commercial activities related to Auryxia and vadadustat, if approved, or any additional products and product candidates, including those that may be in-licensed or acquired. Any of these events could significantly harm our business, financial condition and prospects.

From inception through June 30, 2023, we raised approximately $793.5 million of net proceeds from the sale of equity, including $519.8 million from various underwritten public offerings, $223.7 million from at-the-market offerings, or ATM offerings, pursuant to prior sales agreements with Cantor Fitzgerald & Co., and $70.0 million from the sale of 7,571,429 shares of common stock to CSL Vifor. As of June 30, 2023, through our collaboration agreement with MTPC and our prior collaboration agreements with Otsuka we received approximately $837.1 million in cost-share funding, and are not entitled to receive any additional cost-share funding. On June 30, 2022, we entered into the Termination and Settlement Agreement, or the Termination Agreement, with Otsuka, pursuant to which we received a nonrefundable and non-creditable payment of $55.0 million in consideration for the covenants and agreements set forth in the Termination Agreement.
On November 11, 2019, we entered into the Loan Agreement pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. On July 15, 2022, or the Effective Date, we entered into the Second Amendment and Waiver with BioPharma Credit PLC, or the Collateral Agent, BPCR Limited Partnership, as a Lender, and BioPharma Credit Investments V (Master) LP, as a Lender, or the Second Amendment and Waiver, which amends and waives certain provisions of the Loan Agreement as amended by the First Amendment and Waiver between the Collateral Agent, the Lenders and us, dated February 18, 2022. The Collateral Agent and the Lenders are collectively referred to as Pharmakon. Pursuant to the Second Amendment and Waiver, we made prepayments totaling $25.0 million together with a prepayment premium of $0.5 million plus all accrued and unpaid interest on such prepayments of principal to the Effective Date, and Pharmakon agreed to waive or modify certain covenants in the Loan Agreement. In addition, on February 25, 2021, we received an upfront payment of $44.8 million (net of certain transaction expenses) in connection with our sale to HealthCare Royalty Partners IV, L.P., or HCR, of the right to receive all royalties and sales milestones payable to us under our collaboration agreement with MTPC, or the MTPC Agreement, subject to certain caps and other terms and conditions described elsewhere in this Quarterly Report on Form 10-Q. On February 18, 2022, we entered into a Second Amended and Restated License Agreement, or the Vifor Second Amended Agreement, with CSL Vifor. Pursuant to the Vifor Second Amended Agreement, CSL Vifor made an upfront payment to us of $25.0 million in lieu of the previously disclosed milestone payment of $25.0 million that CSL Vifor was to pay to us following approval of vadadustat by the FDA. Also pursuant to the Vifor Second Amended Agreement, Vifor contributed $40.0 million to a working capital fund established to partially fund our costs of purchasing vadadustat from our contract manufacturers, or the Working Capital Fund, which amount of funding may fluctuate, and which funding we are required to repay to CSL Vifor over time. Finally, on May 24, 2023, we entered into the Medice License Agreement pursuant to which Medice made an upfront payment to us of $10.0 million.

Akebia Therapeutics, Inc. | Form 10-Q | Page 27

Impacts of COVID-19 Pandemic
Certain changes that occurred during the recent COVID-19 pandemic, including remote work arrangements, closures, limited access to healthcare facilities and labor shortages impacted us and the broader healthcare industry. During the pandemic, the CKD patient population that we serve experienced both higher hospitalization and mortality rates due to COVID-19 which may or may not continue post-pandemic. Further, the pandemic had an adverse impact on the phosphate binder market in which Auryxia competes. Please see the section captioned “Part II. Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for additional information with respect to the risks faced by our business in light of the recent COVID-19 pandemic. While the pandemic has ended, we caution that there continues to be a possibility for potential future challenges associated with infections, staffing shortages or supply chain disruptions due to current or new variants of COVID-19 in certain jurisdictions. The impact of these challenges is currently unknown but could be significant, and we continue to take precautions so as not to disrupt our business.
Financial Highlights
Product and Collaboration Revenue
To date, our revenues have been derived from net product revenue from commercial sales of Auryxia, royalties from the sale of Auryxia in Japan and collaboration revenues. Collaboration revenue includes license and milestone payments, royalty and cost-sharing revenue generated through collaboration and license agreements with partners for the development and commercialization of vadadustat, a nonrefundable, non-creditable termination fee pursuant to the terms of the Termination Agreement with Otsuka, and royalty revenue from sales of Riona in Japan. Our net product revenue requires judgement and estimates of rebates and returns which can fluctuate from quarter-to-quarter and year-over-year. In addition, we evaluate at least annually and more frequently if needed, price increases of our commercial product Auryxia.
We expect our product revenue to continue to be generated primarily from our commercial sales of Auryxia. In addition, we expect to continue to generate revenue through our collaborations with Medice, MTPC and JT and Torii and any other collaborations into which we have entered or may enter. We will not recognize any future revenue pursuant to our former collaborations with Otsuka.

Cost of Goods Sold
Cost of goods sold includes costs closely correlated or directly related to the costs to manufacture commercial drug substance and drug product for Auryxia, as well as indirect costs. Direct and indirect costs, including costs for packaging, shipping, insurance and quality assurance, idle capacity charges, write-offs for inventory that fails to meet specifications or is otherwise no longer suitable for commercial sale, changes in our excess purchase commitment liability, and royalties due to the licensor of Auryxia related to U.S. and Japan product sales recognized during the period. Cost of goods sold also includes costs to manufacture drug product provided to MTPC for commercial sale of Vafseo in Japan and personnel-related costs, including salaries and bonuses, employee benefits, and stock-based compensation attributable to employees in a particular function and associated with our products.
On June 28, 2018, we entered into an Agreement and Plan of Merger with Keryx and Alpha Therapeutics Merger Sub, Inc., or Merger Sub, pursuant to which Merger Sub merged with and into Keryx, with Keryx becoming a wholly owned subsidiary of ours, or the Merger. On December 12, 2018, we completed the Merger. As part of the purchase price allocation, we identified developed product rights for Auryxia as the primary intangible asset which is being amortized to cost of goods sold over its estimated useful life, which as of June 30, 2023 is estimated to be six years.

Research and Development Expenses
Research and development expenses consist primarily of costs incurred for the development of vadadustat, which include:
•personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expense for employees engaged in research and development functions;
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

Akebia Therapeutics, Inc. | Form 10-Q | Page 28

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

From inception through June 30, 2023, we have incurred $1.6 billion in research and development expenses. We expect to incur significant research and development expenditures for the foreseeable future as we continue the development of Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired.

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

The following table summarizes our external research and development expenses by program, as well as expenses not allocated to programs, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Vadadustat external costs	$7,418	$11,760	$13,858	$28,913
Other programs external costs	3,423	5,087	5,897	11,440
Total external research and development expenses	10,841	16,847	19,755	40,353

Internal personnel, consulting, facilities and other costs	9,356	9,180	20,128	29,507
Total research and development expenses	$20,197	$26,027	$39,883	$69,860

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our commercial personnel, including our field sales force and other commercial support personnel, as well as personnel in executive and other administrative or non-research and development functions. Other selling, general and administrative expenses include facility-related costs, fees for directors, professional service fees (including legal, patent, accounting, audit, tax and consulting fees), insurance costs, general corporate expenses and allocated facilities-related expenses, including rent and maintenance.

Akebia Therapeutics, Inc. | Form 10-Q | Page 29

Recent Events
Medice License Agreement
On May 24, 2023, we entered into the Medice License Agreement pursuant to which we granted Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in patients with CKD in the Medice Territory. We retain the rights to develop and commercialize in the Medice Territory for all other indications. During the quarter ended June 30, 2023 we received an upfront payment of $10.0 million. In the future we may receive commercial milestone payments up to an aggregate of $100 million, and tiered royalties ranging from 10% to 30% of Medice’s annual net sales of vadadustat in the Medice Territory, subject to reduction in certain circumstances. See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Boston Lease Assignment

Previously, we leased 27,924 square feet of office space in Boston, Massachusetts, or the Boston Lease. On May 26, 2023, we entered into an Assignment and Assumption of Lease Agreement, or the Lease Assignment Agreement, with LG Chem Life Sciences Innovation Center, Inc., or LG Chem, pursuant to which we assigned all of our rights, title, and interest in, to, and under the Boston Lease to LG Chem, or the Lease Assignment. As part of the Lease Assignment Agreement, we made a payment to LG Chem of $1.3 million, or the Lease Assignment Amount, and LG Chem assumed all of our rights and obligations under the Boston Lease. Subsequent to the Lease Assignment, we have no further obligations for rent or other payments under the Boston Lease. See Note 13 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Impact of Inflation

We are experiencing rising costs for certain inflation-sensitive operating expenses such as labor and certain service providers that are heavily dependent on labor. We do not believe these impacts were material to net loss during the six months ended June 30, 2023 or will be going forward. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability, and results of operations in future periods.

Restructuring/Reduction in Workforce

Our ability to achieve profitability depends in part on our ability to manage our operating expenses. Following receipt of the CRL, in the second quarter of 2022, we implemented a restructuring and reduction of our workforce by approximately 42% across all areas of our company including several members of management. On November 7, 2022, we implemented a further reduction in workforce by approximately 14% consisting solely of individuals within the commercial organization as a result of our decision to shift to a strategic account management focused model for our commercial efforts. These actions reflect our determination to refocus our strategic priorities around our commercial product, Auryxia®, and our development portfolio, and were steps in a broader cost savings plan to significantly reduce our operating expense profile. We continue to decrease our operating expenses by seeking to operate more efficiently and curtail non-headcount related expense growth and expect to keep 2023 headcount relatively flat with current levels.

Akebia Therapeutics, Inc. | Form 10-Q | Page 30

Results of Operations
The tables and discussion below present the results for the periods indicated and the three months ended June 30, 2022 have been updated to reflect the impact of errors revised in prior periods and as described in more detail in Note 3 in the Notes to the Condensed Consolidated Financial Statements found in Part I, Item 1 of this Quarterly Report on Form 10-Q:

Comparison of the Three Months Ended June 30, 2023 and 2022
(dollars in thousands)

	Three Months Ended		Change
	June 30, 2023	June 30, 2022	$	%
Revenues
Product revenue, net	$42,244	$43,309	$(1,065)	(2)%
License, collaboration and other revenue	14,132	83,056	(68,924)	(83)%
Total revenues	56,376	126,365	(69,989)	(55)%
Cost of goods sold
Product	8,273	9,589	(1,316)	(14)%
Amortization of intangible asset	9,011	9,011	—	—%
Total cost of goods sold	17,284	18,600	(1,316)	(7)%
Operating expenses
Research and development	20,197	26,027	(5,830)	(22)%
Selling, general and administrative	27,036	32,240	(5,204)	(16)%
License expense	949	892	57	6%
Restructuring	(94)	14,531	(14,625)	*
Total operating expenses	48,088	73,690	(25,602)	(35)%
Operating (loss) income	(8,996)	34,075	(43,071)	(126)%
Other expense, net	(1,652)	(4,626)	2,974	(64)%
Loss on lease termination	(524)	—	(524)	*
Net (loss) income	$(11,172)	$29,449	$(40,621)	(138)%
*Percentage change not meaningful.

Product Revenue, Net—Net product revenue is derived from sales of our only commercial product in the U.S., Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $42.2 million for the three months ended June 30, 2023, compared to $43.3 million for the three months ended June 30, 2022. The decrease was primarily due to the impact of shifting payor mix and a volume decrease partially caused by contracting dynamics and a decline in the phosphate binder market. The decline was partially offset by higher revenues resulting from a price increase in January 2023

License, Collaboration and Other Revenue—License, collaboration and other revenue was $14.1 million for the three months ended June 30, 2023, compared to $83.1 million for the three months ended June 30, 2022. The decrease was primarily due to a reduction in revenue from the Otsuka collaboration agreement that was terminated on June 30, 2022. The Termination Agreement, among other things, terminated the cost sharing arrangement under the Otsuka collaboration agreement for the U.S. the Otsuka U.S. Agreement, and the Otsuka collaboration agreement for certain territories outside the U.S., or the Otsuka International Agreement. During the three months ended June 30, 2022, we recognized $55.0 million in collaboration revenue related to a payment to be received pursuant to the terms of the Termination Agreement with Otsuka, $15.5 million related to previously deferred revenue as of the date of termination and $9.6 million of non-cash consideration related to Otsuka's obligations to complete certain agreed upon clinical activities related to the Phase 3b clinical trial of vadadustat that Otsuka was conducting, or the MODIFY Study, in accordance with the current study protocol, at its own cost and expense. During the three months ended June 30, 2023, we recognized $2.2 million in collaboration revenue in connection with the Packaging Validation Transfer Agreement we entered into with Otsuka on April 20, 2023. However, we do not expect to recognize any future revenue under the Otsuka U.S. Agreement or the Otsuka International Agreement. This decrease was partially offset by the $10.0 million upfront payment recognized in connection with the Medice License Agreement during the three months ended June 30, 2023.

Cost of Goods Sold - Product—Cost of goods sold was $8.3 million for the three months ended June 30, 2023 compared to $9.6 million for the three months ended June 30, 2022. The decrease of $1.3 million is primarily due to a decrease in inventory
Akebia Therapeutics, Inc. | Form 10-Q | Page 31

write-downs as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold during the three months ended June 30, 2023.

Cost of Goods Sold - Amortization of Intangible Asset—Amortization of intangible asset relates to the acquired developed product rights for Auryxia, which is being amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of intangible asset during each of the three months ended June 30, 2023 and 2022 was $9.0 million.

Research and Development Expenses—Research and development expenses were $20.2 million for the three months ended June 30, 2023, compared to $26.0 million for the three months ended June 30, 2022, a decrease of $5.8 million. The decrease was primarily due to a reduction in spending on vadadustat development, including decreased clinical trial costs as well as decreased outsourced contract services. Although we expect our research and development expenses to continue to decrease in the near term, we will continue to incur significant research and development expenses in future periods in support of ongoing or planned studies with respect to Auryxia and vadadustat and development of other potential product candidates.

Selling, General and Administrative Expenses—Selling, general and administrative expenses were $27.0 million for the three months ended June 30, 2023, compared to $32.2 million for the three months ended June 30, 2022. The decrease of $5.2 million was primarily due to decreased headcount related costs as a result of the April and November 2022 reductions in force, reduced Auryxia marketing and promotional expenses and reduced professional service expenses.

License Expenses—License expense related to royalties due to Panion relating to sales of Riona in Japan were $0.9 million for each of the three months ended June 30, 2023 and 2022.

Restructuring—Restructuring expenses were $14.5 million for the three months ended June 30, 2022 that were incurred in connection with our reductions of our workforce in the second quarter 2022 by approximately 42% across all areas of our company including several members of management.

Other Expense, Net—Other expense, net, was $1.7 million for the three months ended June 30, 2023, compared to $4.6 million for the three months ended June 30, 2022. The decrease of $3.0 million was primarily due to a decrease in interest expense as a result of reducing our outstanding principal balance on the Pharmakon Term Loans by $57.0 million since the period ended June 30, 2022. This decrease was offset by nearly a 135 basis point increase in the interest rate as a result of the current rising interest rate macroeconomic environment. In addition, our non-cash interest expense from our liability for the sale of future royalties decreased due to a drop in the effective interest rate on the liability for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Loss on Lease Termination—Loss on lease termination was $0.5 million for the three months ended June 30, 2023. On May 26, 2023, we entered into the Lease Assignment Agreement with LG Chem, pursuant to which we assigned all of our rights, title, and interest in, to, and under the Boston Lease to LG Chem. In accordance with ASC 842, Leases, we wrote off the right-of-use asset and lease liability associated with the Boston Lease, and recognized the difference between the right-of-use asset and the lease liability offset by the payment we made to LG Chem of $1.3 million, or the Lease Assignment Amount, as a loss on lease termination in the condensed consolidated statement of operations and comprehensive income (loss) of $0.5 million during the three months ended June 30, 2023.

Akebia Therapeutics, Inc. | Form 10-Q | Page 32

The tables and discussion below present the results for the periods indicated and the six months ended June 30, 2022 have been updated to reflect the impact of errors revised in prior periods and as described in more detail in Note 3 in the Notes to the Condensed Consolidated Financial Statements found in Part I, Item 1 of this Quarterly Report on Form 10-Q:
Comparison of the Six Months Ended June 30, 2023 and 2022
(dollars in thousands)

	Six Months Ended		Change
	June 30, 2023	June 30, 2022	$	%
Revenues
Product revenue, net	$76,950	$84,681	$(7,731)	(9)%
License, collaboration and other revenue	19,431	$103,307	(83,876)	(81)%
Total revenues	96,381	187,988	(91,607)	(49)%
Cost of goods sold
Product	19,452	$32,694	(13,242)	(41)%
Amortization of intangible asset	18,021	18,021	—	—%
Total cost of goods sold	37,473	50,715	(13,242)	(26)%
Operating expenses
Research and development	39,883	69,860	(29,977)	(43)%
Selling, general and administrative	52,090	76,806	(24,716)	(32)%
License expense	1,517	1,580	(63)	(4)%
Restructuring	12	14,531	(14,519)	*
Total operating expenses	93,502	162,777	(69,275)	(43)%
Operating loss	(34,594)	(25,504)	(9,090)	36%
Other expense, net	(2,932)	(8,554)	5,622	(66)%
Loss on lease termination	(524)	—	(524)	*
Net loss	$(38,050)	$(34,058)	$(3,992)	12%
*Percentage change not meaningful.

Product Revenue, Net—Net product revenue is derived from sales of our only commercial product in the U.S., Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $77.0 million for the six months ended June 30, 2023, compared to net product revenue of $84.7 million for the six months ended June 30, 2022. The decrease was primarily due to a decline in volume and impact of shifting payor mix partially caused by contracting dynamics and a decline in the phosphate binder market. In addition, the decline was partially offset by higher revenues resulting from a price increase in January 2023.

License, Collaboration and Other Revenue—License, collaboration and other revenue was $19.4 million for the six months ended June 30, 2023 compared to $103.3 million for the six months ended June 30, 2022. The decrease was primarily due to a reduction in revenue from the Otsuka collaboration agreement that we terminated on June 30, 2022 pursuant to the Termination Agreement which, among other things, terminated the cost sharing arrangement under the Otsuka collaboration agreement for the Otsuka U.S. Agreement, and the Otsuka International Agreement. During the six months ended June 30, 2022, we recognized $55.0 million in collaboration revenue related to a payment to be received pursuant to the terms of the Termination Agreement with Otsuka, $15.5 million related to previously deferred revenue as of the date of termination and $9.6 million of non-cash consideration related to Otsuka's obligations to complete certain agreed upon clinical activities related to the MODIFY Study in accordance with the current study protocol, at its own cost and expense. We also recognized $19.1 million in collaboration revenue for the six months ended June 30, 2022 from the Otsuka U.S. Agreement and the Otsuka International Agreement prior to the termination, as well as royalty revenue under the MTPC Agreement. We recognized $2.2 million in collaboration revenue in connection with the Packaging Validation Transfer Agreement during the six months ended June 30, 2023. However, we do not expect to recognize any future revenue under the Otsuka U.S. Agreement, the Otsuka International Agreement or the Packaging Validation Transfer Agreement.

Additionally, on December 16, 2022, we, MTPC, and Esteve Química, S.A., or Esteve, executed an Assignment of Supply Agreement, or the Esteve Assignment Agreement, pursuant to which the supply agreement between us and Esteve, or the Esteve Agreement, was assigned to MTPC. The Esteve Assignment Agreement transferred the rights and obligations of the
Akebia Therapeutics, Inc. | Form 10-Q | Page 33

Esteve Agreement to MTPC, including the obligations under certain purchase orders issued by us and accepted by Esteve. Therefore, we expect significantly less revenue in the future under our supply agreement with MTPC. This decrease was partially offset by the $10.0 million upfront payment received as part of the Medice License Agreement signed during the three months ended June 30, 2023.

Cost of Goods Sold - Product. Cost of goods sold was $19.5 million for the six months ended June 30, 2023, compared to $32.7 million for the six months ended June 30, 2022. The decrease of $13.2 million is primarily due to a decrease in inventory write-downs as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold during the six months ended June 30, 2023, as well as a decrease in sales volume.

Cost of Goods Sold - Amortization of Intangible Asset—Amortization of intangible asset relates to the acquired developed product rights for Auryxia, which is being amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of intangible asset during each of the six months ended June 30, 2023 and 2022 was $18.0 million.

Research and Development Expenses—Research and development expenses were $39.9 million for the six months ended June 30, 2023, compared to $69.9 million for the six months ended June 30, 2022, a decrease of $30.0 million. The decrease was primarily due to a reduction of vadadustat development expenses of approximately $20.6 million.

In addition, research and development expense declined by approximately $9.4 million due to the reduced headcount related costs as a result of the 2022 reduction in force, decreased outsourced consulting and contract services, and decreased clinical trial costs and development expenses related to vadadustat. Although we expect our research and development expenses to continue to decrease in the near term, we will continue to incur significant research and development expenses in future periods in support of ongoing or planned studies with respect to Auryxia and vadadustat and development of other potential product candidates.

Selling, General and Administrative Expenses—Selling, general and administrative expenses were $52.1 million for the six months ended June 30, 2023, compared to $76.8 million for the six months ended June 30, 2022.The decrease of $24.7 million was primarily due to decreased headcount related costs as a result of the 2022 reductions in force and lower marketing and promotional expenses.

License Expenses—License expense related to royalties due to Panion relating to sales of Riona in Japan was $1.5 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively.

Restructuring—Restructuring expenses were $14.5 million for the six months ended June 30, 2022 that were incurred in connection with our reduction of our workforce in the second quarter 2022 by approximately 42% across all areas of our company including several members of management.

Other Expense, Net—Other expense, net, was $2.9 million for the six months ended June 30, 2023 compared to $8.6 million for the six months ended June 30, 2022. The decrease of $5.6 million was primarily due to a decrease in interest expense as a result of reducing our outstanding principal balance on the Pharmakon Term Loans by $57.0 million since the period ended June 30, 2022. This decrease was offset by nearly 135 basis point increase in the interest rate as a result of the current rising interest rate macroeconomic environment. In addition, our non-cash interest expense from our liability for the sale of future royalties decreased due to a drop in the effective interest rate on the liability for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Loss on Lease Termination—On May 26, 2023 we incurred a loss on lease termination of $0.5 million in connection with the Lease Assignment Agreement, with LG Chem pursuant to which we assigned all of our rights, title, and interest in, to, and under the Boston Lease to LG Chem. In accordance with ASC 842, Leases, we wrote off the right-of-use asset and lease liability associated with the Boston Lease, and recognized the difference between the right-of-use asset and the least liability offset by the Lease Assignment Amount as a loss on lease termination in the condensed consolidated statement of operations and comprehensive income (loss) of $0.5 million during the six months ended June 30, 2023.

Liquidity and Capital Resources
Historical Cash Flows

We have incurred recurring losses from inception and anticipate net losses and negative operating cash flows for the near future. For the six months ended June 30, 2023 and 2022, we incurred net operating losses of $38.1 million and $34.1 million, respectively.
Akebia Therapeutics, Inc. | Form 10-Q | Page 34

As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $1,595.1 million and $1,557.0 million, respectively.

Our primary uses of capital are, and we expect will continue to be for the near future, funding operating activities, principal payments on our debt and funding our vadadustat inventory on hand which is included in research and development expense on the condensed consolidated statement of operations and comprehensive income (loss). Our cash flows may fluctuate and are difficult to forecast and will depend on many factors.

Cash and Cash Equivalents

As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $53.6 million and $90.5 million, respectively.

Sources of Liquidity

Term Loans

As of June 30, 2023, we had outstanding debt of $42.5 million, net of debt issuance costs. See Note 11, Debt, in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information. As of June 30, 2023, we were in compliance with these covenants. On August 11, 2023, we received an extension from Pharmakon of the deadline in the Loan Agreement with respect to our obligation to deliver quarterly financial statements for the period ended June 30, 2023 through August 28, 2023.

At-the-Market Offering

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

Cost-Share Funding

As of June 30, 2023, through our former and current collaboration agreements with Otsuka and MTPC, respectively, we received approximately $837.1 million in cost-share funding, and are not entitled to receive any additional cost-share funding.

Contractual Obligations, Commitments and Contingencies Other than Debt

We are party to contractual obligations involving commitments to make payments to third parties in the future. Certain contractual obligations are reflected on our condensed consolidated balance sheet as of June 30, 2023, while others are considered future obligations. Our material cash requirements as of June 30, 2023, include the following contractual obligations and commitments arising in the normal course of business, including leases, purchases commitments, and purchase obligations described in more detail below.
As of June 30, 2023, other than as disclosed in Note 11, Debt, and Note 13, Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this From 10-Q, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report on Form 10-K/A.
Off-Balance Sheet Arrangements

Letter of Credit

As of June 30, 2023, in connection with our leased properties in Cambridge, MA, we had $1.7 million in a letter of credit outstanding.

Akebia Therapeutics, Inc. | Form 10-Q | Page 35

Director and Officer Indemnification
We have entered into indemnification agreements with our directors and certain officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated financial statements.

Cash Flows
The following table provides a summary of cash flow data for each applicable period:

	Six Months Ended
NET CASH PROVIDED BY/(USED IN) (in thousands):	June 30, 2023	June 30, 2022
Operating activities	$(13,909)	$(52,280)
Investing activities	—	(114)
Financing activities	(23,966)	47,536
Decrease in cash, cash equivalents and restricted cash	$(37,875)	$(4,858)
Cash, cash equivalents and restricted cash — beginning of period	93,169	151,839
Cash, cash equivalents and restricted cash — end of period	$55,294	$146,981

Operating Activities

Net cash used in operating activities was $13.9 million for the six months ended June 30, 2023. Net cash used in operating activities consists of a net loss of $38.1 million, adjusted for non-cash items such as amortization of our intangible asset of $18.0 million, stock-based compensation expense of $6.0 million and the effect of changes in working capital. In addition, we had a one time expense related to the termination of our Boston Lease of $0.8 million.

Net cash used in operating activities was $52.3 million for the six months ended June 30, 2022. Net cash used in operating activities consists of a net loss of $34.1 million, adjusted for non-cash items such as amortization of intangible asset of $18.0 million, stock-based compensation expense of $11.5 million, non-cash collaboration revenue decrease of $9.6 million, non-cash interest and royalty revenue related to the sale of future royalties and the effect of changes in working capital.

Investing Activities

No net cash was used in investing activities for the six months ended June 30, 2023.

Net cash used in investing activities for the three months ended June 30, 2022 was $0.1 million and was primarily comprised of purchases of equipment.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 primarily consisted of principal payments of debt of $24.0 million. On June 29, 2023, we entered into the Third Amendment to the Loan Agreement with Pharmakon, which replaced LIBOR with the Secured Overnight Financing Rate, or SOFR, effective June 30, 2023. As of and for the six months ended June 30, 2023, the effect of switching from LIBOR to SOFR would not have been material to our consolidated financial statements.

Net cash provided by financing activities for the three months ended June 30, 2022 was $47.5 million and consisted of net proceeds from a refund liability to a customer of $40.0 million, net proceeds from the issuance of common stock of $7.1 million, and proceeds from the sale of stock under our employee stock purchase plan.

Operating Capital Requirements
We have funded our operations principally through sales of our common stock, including through our employee stock purchase plan, payments received from our collaboration and licensing partners, product sales, a working capital payment from Vifor, debt and a royalty transaction. We have one product, Auryxia, approved for commercial sale in the United State, and we have not generated, and may not generate, enough product revenue from the sale of Auryxia to realize net profits from product sales. We currently have exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that currently protect us from generic drug competition until March 2025. Following loss of exclusivity in the U.S., we may not be
Akebia Therapeutics, Inc. | Form 10-Q | Page 36

able realize enough product revenue from sales of Auryxia to realize net profits from product sales after March 2025. We have incurred losses and cumulative negative cash flows from operations in each year since our inception in February 2007, and as of June 30, 2023, we had an accumulated deficit of $1.6 billion.

Our current operating plan anticipates continued increasing levels of cash flows from operations. We also expect to continue to incur additional research and development expenses related to our pipeline, additional costs related to vadadustat, and research and development and selling, general and administrative expenses for our ongoing development and commercialization of Auryxia. The revenue from sales of our only commercial product Auryxia at the present time is not sufficient to cover our long-term operating costs. Our ability to achieve sufficient revenue to cover our long-term operating costs is highly dependent upon us obtaining market approval for vadadustat in the U.S.

We expect our cash resources to fund our current operating plan for at least twelve months from the date of this filing. We expect to finance future cash needs through product revenue, potential strategic transactions, public or private equity or debt transactions, expense management, or a combination of these approaches. We plan to reduce our need for future financing through product sales, expense management, and cost avoidance measures in line with being a single commercial product company. We believe our expense management, future decisions by the FDA or foreign regulatory agencies related to the potential regulatory approval of vadadustat, and our ability to generate additional value from vadadustat, if approved, could potentially further extend our cash runway for a period greater than twelve months. However, these future decisions and transactions are not contemplated in our operating plan and are outside of our control. Additionally, with loss of exclusivity, or LOE, for Auryxia in March of 2025, we believe the Centers for Medicare & Medicaid Services, or CMS, decision to include phosphate binders in the dialysis bundle could potentially lead to higher sales of Auryxia after the LOE date than in other LOE scenarios, and plan to work with payors and providers to continue the use of Auryxia beyond LOE. Assuming we are successful in those endeavors, we will require additional funding to fund our strategic growth beyond Auryxia or to pursue later stage development and commercial activities for our product candidates and any additional product or product candidates, including those that may be in-licensed or acquired.
There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period of time anticipated by us, or that additional funding will be available on terms acceptable to us, or at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves numerous risks and uncertainties, and actual results could vary as a result of a number of factors, many of which are outside our control. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. If our operating performance deteriorates significantly from the levels expected in our operating plan, it would have an effect on our liquidity and our ability to continue as a going concern in the future. Our future funding requirements, both near- and long-term, will depend on many factors including, but not limited to, those described under Part II, Item 1A. Risk Factors under the heading "Risks Related to our Financial Position, Need for Additional Capital and Growth Strategy."

Critical Accounting Estimates and Significant Judgments
Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, inventory, our excess purchase commitment liability, liabilities related to sale of future royalties, refund liabilities to customers, impairment of intangible asset, stock-based compensation expense and income taxes. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.

During the six months ended June 30, 2023, there were no material changes to our methodologies used for our critical accounting estimates as reported in our 2022 Annual Report on Form 10-K/A.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, please see Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates. As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $53.6 million and $90.5 million, respectively, consisting primarily of money market mutual funds.
Akebia Therapeutics, Inc. | Form 10-Q | Page 37

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

In addition, we are exposed to market risk related to exchange rates. A portion of our revenues for the six months ended June 30, 2023 was received in royalty payments converted to U.S. dollars based on the net sales of Riona and Vafseo in Japanese yen. Our exchange rate risk arises from such foreign currency net sales. As a result, we are exposed to movements in the exchange rates of the Japanese yen against the U.S. dollar.

For the royalty payments we received based on net sales of Riona and Vafseo in Japan for the six months ended June 30, 2023, a 5.0% appreciation or depreciation of the Japanese yen against the U.S. dollar would have increased or decreased, respectively, our revenues in the six months ended June 30, 2023 by approximately $0.2 million.

We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this foreign currency risk.

Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective as of June 30, 2023 due to the material weakness in internal control over financial reporting described below.

As previously disclosed in the Company's 2022 Annual Report on Form 10-K/A, in connection with the preparation of its financial statements for the quarter ended June 30, 2023, the Company's management identified a material weakness in its internal control over financial reporting. Specifically, the Company did not appropriately design the controls for the accrual of product returns to capture the return lag based on the Company's customer returns policy for Auryxia, or Product Return Reserve Material Weakness. While this control deficiency did not result in a material misstatement of the Company's consolidated financial statements, there is a reasonable possibility this control deficiency could have resulted in a material misstatement of the Company's annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Therefore, management concluded this control deficiency constitutes a material weakness.
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

Changes in Internal Control over Financial Reporting
Except for the material weakness as noted in the preceding paragraphs, there have been no changes in the Company's internal control over financial reporting during the three months ended June 30, 2023, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act,
Akebia Therapeutics, Inc. | Form 10-Q | Page 38

that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Legal Proceedings Relating to Vadadustat

Opposition Proceedings Against Akebia

In September 2018, Dr. Reddy’s Laboratories Limited filed an opposition to our issued Indian Patent No. 287720 in the Indian Patent Office.

On July 26, 2022, Sandoz AG filed an opposition against our issued European Patent No. 3277270 in the European Patent Office. An oral hearing is scheduled for February 6, 2024.

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

Akebia Therapeutics, Inc. | Form 10-Q | Page 39

Legal Proceedings Relating to Auryxia
ANDA Litigation
In February 2023, Keryx Biopharmaceuticals, Inc., or Keryx, received a Paragraph IV certification notice letter regarding an Abbreviated New Drug Application, or ANDA, submitted to the U.S. Food and Drug Administration, or FDA, by Zydus Worldwide DMCC requesting approval for a generic version of Auryxia tablets (210 mg ferric iron per tablet). On March 24, 2023, Keryx and Panion & BF Biotech, Inc., or Panion, filed a complaint for patent infringement against Zydus Worldwide DMCC, Zydus Pharmaceuticals (USA) Inc., and Zydus Lifesciences Limited, or collectively Zydus, in the Delaware District Court arising from Zydus’ ANDA filing with the FDA. On May 30, 2023, Keryx and Panion entered into a settlement and license agreement with Zydus, which resolved the patent litigation brought by Keryx and Panion. Such settlement and license agreement, consistent with Keryx’s prior ANDA settlements, granted Zydus a license to market a generic version of Auryxia in the United States beginning on March 20, 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature. Additionally, in accordance with the settlement and license agreement, the parties terminated all ongoing litigation among Keryx, Panion, and Zydus regarding Auryxia patents pending in the Delaware District Court. The settlement and license agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice. On June 5, 2023, the Delaware District Court entered a stipulation and order of dismissal filed by the parties to terminate the action against Zydus.

Stockholder Litigation Relating to the Merger

On June 28, 2018, we entered into an Agreement and Plan of Merger with Keryx and Alpha Therapeutics Merger Sub, Inc., or the Merger Sub, pursuant to which the Merger Sub merged with and into Keryx, with Keryx becoming a wholly owned subsidiary of ours, or the Merger. On December 12, 2018, we completed the Merger.

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

On September 13, 2021, the parties in the Loper Action and Panicho Action entered into a joint stipulation and proposed order, which provided for the consolidation of the two actions under the caption In re Akebia Therapeutics, Inc. Securities Litigation, or the Consolidated State Action. On October 27, 2021, plaintiffs filed a consolidated complaint in the Consolidated State Action. On January 10, 2022, defendants moved to dismiss the consolidated complaint in its entirety. Briefing on defendants’ motion to dismiss was completed on April 22, 2022. Oral argument was held on October 7, 2022, and the Court dismissed the complaint without prejudice on October 17, 2022, giving plaintiffs thirty days to amend their complaint. On November 16, 2022, plaintiffs filed an amended consolidated complaint, asserting the same claims and seeking the same relief as the consolidated complaint. On January 18, 2023, defendants moved to dismiss the amended consolidated complaint in its entirety. Briefing on defendants’ motion to dismiss the amended consolidated complaint was completed on April 5, 2023. Oral argument is currently scheduled to be held on October 18, 2023.

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 40

Item 1A. Risk Factors.
We face a variety of risks and uncertainties in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also become important factors that affect our business, reputation, results of operations, financial condition and stock price which can be materially and adversely affected. If any of the following risks occurs, our business, financial condition, financial statements, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to our Financial Position, Need for Additional Capital and Growth Strategy

We have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses and cannot guarantee when, if ever, we will become profitable or attain positive cash flows.

Investment in pharmaceutical product development and commercialization is highly speculative because it requires upfront capital expenditures and there is significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities, commercializing Auryxia, and providing general and administrative support for these operations. We have financed our operations primarily through sales of equity securities, our strategic collaborations and product revenues, a royalty monetization transaction and debt. Prior to our merger, or the Merger, with Keryx Biopharmaceuticals, Inc., or Keryx, whereby Keryx became our wholly owned subsidiary, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable, and we have incurred net losses each year since our inception, including a net loss of $11.2 million for the three months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $1.6 billion. We cannot guarantee when, if ever, we will become profitable.

In March 2022, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, regarding our new drug application, or NDA, for vadadustat, our lead investigational product candidate, for the treatment of anemia associated with CKD. The FDA concluded that the data in the NDA do not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. In October 2022, we submitted a Formal Dispute Resolution Request, or FDRR, to the FDA and focused on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult patients on dialysis in light of safety concerns expressed by the FDA in the CRL for dialysis patients related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. In May 2023, the Office of New Drugs, or OND, denied our appeal but provided a path forward for us to resubmit the NDA for vadadustat for the treatment of anemia due to CKD for dialysis dependent patients without the need for us to generate additional clinical data. In July 2023, we held an End of Dispute Type A meeting with the FDA to align on the contents of the NDA resubmission. We expect to resubmit the NDA by the end of the third quarter of 2023, with a potential Prescription Drug User Fee Act, or PDUFA, date that we project will be in March 2024. There can be no assurances that we will be successful in our anticipated NDA resubmission and obtain approval for vadadustat in a timely manner, on favorable terms, or at all. As a result, the regulatory approval process for vadadustat in the U.S. is highly uncertain. We may not obtain approval at all, and if we are able to obtain approval, the expense and time to do so could adversely impact our ability to successfully commercialize vadadustat or conduct our other business operations, and our financial condition could be materially harmed.

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
•addressing the issues identified in the CRL for vadadustat that we received from the FDA and the outcome of our anticipated NDA resubmission;
•the timing and scope of marketing approvals for vadadustat, if approved, and any other product candidate, if approved, including those that may be in-licensed or acquired;
•maintaining marketing approvals for Auryxia, vadadustat, if approved, and any other product, including those that may be in-licensed or acquired;
Akebia Therapeutics, Inc. | Form 10-Q | Page 41

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
•the effectiveness of our collaborators' and our sales, marketing, manufacturing and distribution strategies and operations;
•competing effectively with any products for the same or similar indications as our products;
•maintaining, protecting and expanding our portfolio of intellectual property rights, including patents and trade secrets; and
•the impact of the recent COVID-19 pandemic on the above factors, including the disproportionate impact of the recent COVID-19 pandemic on CKD patients, the adverse impact on the phosphate binder market in which we compete, and the limitation of our sales professionals to meet in person with healthcare professionals as the result of limitations on access for non-patients.

Our revenue also depends on our partners’ ability to successfully market and sell vadadustat and Auryxia in the territories in which they have licensed our products. For example, in May 2023, we entered into a license agreement with MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in patients with chronic kidney disease in the European Economic Area, the United Kingdom, Switzerland and Australia, or Medice Territory. If Medice’s launch of vadadustat in the Medice Territory is delayed or their sales are lower than anticipated, we may not receive the revenue that we expect from Medice on the timing anticipated, or at all.

Our ability to achieve profitability also depends on our ability to manage our expenses. Following receipt of the CRL, in April and May 2022, we implemented a reduction of our workforce, by approximately 42% across all areas of the Company (47% inclusive of the closing of the majority of open positions), including several members of management. In November 2022, we also implemented a reduction of our workforce, by approximately 14% consisting of individuals within our commercial organization as a result of our decision to shift to a strategic account management focused model for our commercial efforts. We recorded a restructuring charge of approximately $15.9 million in the year ended December 31, 2022 primarily related to contractual termination benefits including severance, non-cash stock-based compensation expense, healthcare and related benefits. The reductions in workforce could impact our operations, including our commercialization of Auryxia, which could affect our ability to generate revenue. Additionally, we may incur additional costs not currently contemplated due to events associated with or resulting from the workforce reductions or other operating expenses, including additional costs related to vadadustat and selling, general and administrative expenses.

We expect to continue to incur additional operating expenses, including additional research and development expenses to our pipeline, additional costs related to vadadustat, and research and development and selling, general and administrative expenses for ongoing development and commercialization of Auryxia, which could lead to operating losses for the foreseeable future. In addition to any additional costs not currently contemplated due to events associated with or resulting from the workforce reductions noted above, our ability to achieve profitability and our financial position will depend, in part, on the rate of our future expenditures, on product revenue, collaboration revenue, and our ability to obtain additional funding. In addition, we expect to continue to incur significant expenses if and as we:

•continue our commercialization activities for Auryxia and vadadustat, if we are able to obtain marketing approval for vadadustat following our anticipated NDA resubmission, and any other product or product candidate, including those that may be in-licensed or acquired;
•address the issues identified in the CRL for vadadustat that we received from the FDA and pursue our anticipated NDA resubmission for vadadustat with the FDA;
•conduct and enroll patients in any clinical trials, including post-marketing studies or any other clinical trials for Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired;
•seek marketing approvals for vadadustat and any other product candidate, including those that may be in-licensed or acquired;
Akebia Therapeutics, Inc. | Form 10-Q | Page 42

•maintain marketing approvals for Auryxia and vadadustat, if we are able to obtain marketing approval for vadadustat following our anticipated NDA resubmission, and any other product, including those that may be in-licensed or acquired;
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
•continue to repay, and pay any associated pre-payment penalties, if applicable, the senior secured term loans in an aggregate principal amount of $43.0 million as of June 30, 2023, that were made available to us pursuant to the Loan Agreement;
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

We will continue to incur substantial expenditures relating to continued commercialization and post-marketing requirements for Auryxia and vadadustat, if we are able to obtain marketing approval for vadadustat following our anticipated NDA resubmission, and any other products, including those that may be in-licensed or acquired, as well as costs relating to the research and development of any other product candidate, including those that may be in-licensed or acquired. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities, or if we otherwise believe it is necessary, to change our manufacturing processes or assays, to amend or replace our study protocols, to conduct any additional clinical trials, whether in order to obtain approval or as a post-approval study, including any additional clinical trial that we decide to conduct for vadadustat, to perform studies in addition to, different from or larger than those currently planned, if there are any delays in completing our clinical trials or if there are further delays in or issues with obtaining marketing approval for vadadustat in the United States or other jurisdictions. In addition, our ability to generate revenue would be negatively affected if the size of our addressable patient population is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we sought or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. Even though we generate product revenue from Auryxia and royalties from Riona and Vafseo in Japan and may generate revenue and royalties from the sale of any products that may be approved in the future, including those that may be in-licensed or acquired, we may never generate revenue and royalties that are significant enough for us to become and remain profitable, and we will need to obtain additional funding to continue to fund our operating plan beyond Auryxia and certain development activities, and achieve strategic growth.

We will require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed, or on acceptable terms, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

As of June 30, 2023, our cash and cash equivalents were $53.6 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia; pursue our anticipated NDA resubmission for vadadustat in the U.S. with the FDA; support the regulatory process with respect to vadadustat in Australia; and develop and commercialize any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with research and development, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale. In addition, other unanticipated costs may arise. Because the outcomes of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to
Akebia Therapeutics, Inc. | Form 10-Q | Page 43

successfully complete clinical development for any current or future product candidates, including vadadustat depending on what is required to address the issues identified in the CRL for vadadustat, including the outcome of our anticipated NDA resubmission, or to complete post-marketing studies for Auryxia and vadadustat, if approved. Our future capital requirements depend on many factors, including:

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

We will need to obtain substantial additional funding to fund our operating plan beyond Auryxia and certain development activities, and achieve strategic growth. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. We failed to timely file our Quarterly Report on Form 10-Q for the three months ended June 30, 2023, or the Second Quarter 10-Q. When we file our Annual Report on Form 10-K for the year ending December 31, 2023, or the 2023 Form 10-K, such filing will serve as an update of our current Registration Statement on Form S-3, or the Current Form S-3, for purposes of Section 10(a)(3) of the Securities Act and Rule 401(b) promulgated under the Securities Act. Because of our failure to timely file the Second Quarter 10-Q, we will not be eligible to file or use a Registration Statement on Form S-3, including the Current Form S-3, after we file our 2023 Form 10-K. At such time, if we have not already done so, we will be required to cease the at-the-market offering contemplated by the April 7, 2022 prospectus supplement and accompanying prospectus (to the extent such at-the-market offering has not already been terminated) and in no event later than March 31, 2024. This may make it more difficult for us to conduct a public offering of our securities.

We expect our cash resources to fund our current operating plan through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. However, if our operating performance deteriorates significantly from the levels expected in our operating plan, it would have an effect on our liquidity and our ability to continue as a going concern in the future. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves numerous risks and uncertainties, and actual results could vary as a result of a number of factors, many of which are outside our control. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. In addition, if we fail to satisfy any of the covenants under our Loan Agreement with Pharmakon, including the covenant that our Annual Report on Form 10-K for the fiscal year ending December 31, 2023 not be qualified as to going concern, and the loan is accelerated, we may not have sufficient resources to fund our operating plan through the next twelve months. There can be no assurance that the
Akebia Therapeutics, Inc. | Form 10-Q | Page 44

current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by us, or that additional funding will be available on terms acceptable to us, or at all.

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

We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share and timely filing of all periodic financial reports, or risk delisting, which would have a material adverse effect on our business. In the event we are delisted from Nasdaq, the only established trading market for our common stock would be eliminated, and we would be forced to list our shares on the OTC Markets or another quotation medium, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor would likely find it more difficult to trade or obtain accurate price quotations for our shares. Delisting would likely also reduce the visibility, liquidity, and value of our common stock, reduce institutional investor interest in our company, and may increase the volatility of our common stock. Delisting could also cause a loss of confidence of potential industry partners, lenders, and employees, which could further harm our business and our future prospects.

On May 9, 2023, we received a letter from Nasdaq stating that the Company had not regained compliance with the minimum bid price rule during the compliance period and was subject to delisting. We timely requested an appeal hearing which stayed delisting pending the decision of a Nasdaq Hearings Panel, or the Panel. On May 22, 2023, we received a letter from the Office of General Counsel of Nasdaq informing us that Nasdaq confirmed that we had regained compliance with the $1.00 per share minimum bid price requirement. Following this notice, the scheduled hearing before the Panel on June 22, 2023 was cancelled and our securities continue to be listed and traded on The Nasdaq Capital Market.

On August 11, 2023, we received a notification letter from Nasdaq informing us that since we had not yet filed our Second Quarter 10-Q, we are not in compliance with Nasdaq's listing rule requiring timely filing of all required periodic financial reports with the U.S. Securities and Exchange Commission, or the SEC. The Nasdaq notification letter specifies that we have 60 calendar days, or until October 10, 2023, to submit a plan to regain compliance with this rule. If Nasdaq accepts our plan, Nasdaq can grant an exception of up to 180 calendar days from the Second Quarter 10-Q's due date, or until February 5, 2024, to regain compliance. Our common stock will continue to trade on The Nasdaq Capital Market pending Nasdaq’s review of our plan to regain compliance.

Although the minimum bid price deficiency matter is now closed, and we expect to regain compliance with the Nasdaq periodic report filing requirement upon filing of this Quarterly Report on Form 10-Q, there can be no assurance that we will be able to continue to comply with the Nasdaq continued listing requirements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 45

We may not be successful in our efforts to identify, acquire, in-license, discover, develop and commercialize additional products or product candidates or our decisions to prioritize the development of certain product candidates over others may not be successful, which could impair our ability to grow.

Although we continue to focus a substantial amount of our efforts on the commercialization of Auryxia and to pursue our anticipated NDA resubmission for vadadustat in the U.S. with the FDA and to seek regulatory approval for vadadustat in other territories, a key element of our long-term growth strategy is to develop additional product candidates and acquire, in-license, develop and/or market additional products and product candidates.

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

Akebia Therapeutics, Inc. | Form 10-Q | Page 46

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

The recent COVID-19 pandemic has presented a substantial public health and economic challenge around the world and has affected, and may continue to affect, our business, patients, healthcare providers with whom we interact, customers, our contract manufacturing organizations, or CMOs, and other vendors. The full extent to which the recent COVID-19 pandemic and the lasting effects of the pandemic will directly or indirectly impact our business, results of operations and financial condition continues to depend on future developments that are highly uncertain and cannot be accurately predicted, including any resurgences or variants of COVID-19, the actions taken to contain it or treat its impact and the economic and other impacts on local, regional, national and international markets where the healthcare providers with whom we interact, our CMOs, and our other vendors operate. The public health emergency declarations related to COVID-19 ended on May 11, 2023. The FDA ended twenty-two COVID-19-related policies on May 11, 2023 and allowed twenty-two to continue for 180 days. The FDA plans to retain twenty-four COVID-19-related policies with appropriate changes and four whose duration is not tied to the end of the public health emergency. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.
Akebia Therapeutics, Inc. | Form 10-Q | Page 47

We believe our revenue growth was negatively impacted by the recent COVID-19 pandemic in 2021, 2022 and the first half of 2023 primarily as the CKD patient populations that we serve experienced both high hospitalization and mortality rates due to COVID-19, and the pandemic had an adverse impact on the phosphate binder market in which Auryxia competes. Labor shortages and costs have adversely impacted dialysis providers. These impacts have refocused clinical efforts in addressing bone and mineral disorders like hyperphosphatemia to more acute operational issues to ensure patients receive dialysis treatments and still some patients have been rescheduled or missed treatments due to labor shortages. We believe, this and potentially other factors, led to the reduction in the phosphate binder market, which has not experienced growth since early 2020. While we are unable to quantify the impact of the recent COVID-19 pandemic on future revenues and revenue growth, the recent COVID-19 pandemic and the ongoing impacts from the recent COVID-19 pandemic continue to adversely and disproportionately impact CKD patients and the phosphate binder market; therefore, we expect the impacts from the pandemic to continue to have a negative impact on our revenue growth for the foreseeable future.

In addition, several healthcare facilities have previously restricted access for non-patients, including the members of our sales force. For example, DaVita, Inc., or DaVita, which accounts for a significant portion of the dialysis population in the U.S., has previously restricted access to its clinics. As a result, we continue to engage with some healthcare providers and other customers virtually, where possible. The restrictions on our customer-facing employees’ in-person interactions with healthcare providers have, and could continue to, negatively impact our access to healthcare providers and, ultimately, our sales, including with respect to vadadustat, if approved. Recently, such precautionary measures have been relaxed at certain healthcare facilities and, as a result, members of our sales force have resumed in person interactions with certain customers. Nevertheless, some restrictions remain, and more restrictions may be put in place again due to a resurgence in COVID-19 cases, including those involving new variants of COVID-19, which may be more contagious and more severe than prior strains of the virus. Given this uncertain environment and the disproportionate impact of the recent COVID-19 pandemic on CKD patients, we are actively monitoring the demand in the United States for Auryxia and will be for vadadustat, if approved, including the potential for further declines or changes in prescription trends and customer orders, which could have a material adverse effect on our business, results of operations, and financial condition.

In addition, the direct and indirect impacts of the pandemic or the response efforts to the pandemic, including, among others, competition for labor and resources and increases in labor, sourcing, manufacturing and shipping costs, may cause disruptions to, closures of or other impacts on our CMOs and other vendors in our supply chain on which we rely for the supply of our products and product candidates. For example, areas of China have recently continued to implement lockdowns for COVID-19, which could impact the global supply chain. At this time, our CMOs continue to operate at or near normal levels. However, it is possible that the recent COVID-19 pandemic and response efforts may have an impact in the future on our contract manufacturers’ ability to manufacture and deliver Auryxia and vadadustat (if approved in the United States and which is currently marketed under the trade name Vafseo by MTPC in Japan and approved in Europe), which may result in increased costs and delays, or disruptions to the manufacturing and supply of our products. These impacts could have a negative effect on our inventory reserves, which could result in an increase in inventory write-offs due to expiry.

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

While we are working to mitigate the impacts on our business, we are mindful that many of these risks and the impact to the larger healthcare market are outside of our control. The recent COVID-19 pandemic has, and may continue to, significantly impact the phosphate binder market in which we compete and economies and financial markets worldwide, which could result in adverse effects on our business and operations, impact our ability to raise additional funds and impact the volatility of our stock price and trading in our stock. Even now that the COVID-19 pandemic has been largely contained, we may continue to experience adverse impacts to our business as a result of the adverse impact on the patient population for Auryxia, the decline in the phosphate binder market and any economic recession or depression that has occurred or may occur in the future.

Risks Related to our Financial Arrangements

Our obligations in connection with the loan agreement with Pharmakon and requirements and restrictions in the loan agreement could adversely affect our financial condition and restrict our operations.

We entered into the Loan Agreement with Pharmakon, pursuant to which the Term Loans were made available to us in two tranches. The first tranche of $80.0 million closed on November 25, 2019, and the second tranche of $20.0 million closed on December 10, 2020. See Note 11, Debt, to our condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our obligations under the Loan Agreement.

Akebia Therapeutics, Inc. | Form 10-Q | Page 48

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

On February 25, 2021, we entered into a royalty interest acquisition agreement, or the Royalty Agreement, with HealthCare Royalty Partners IV, L.P., or HCR, pursuant to which we sold to HCR our right to receive royalties and sales milestones for vadadustat, collectively the Royalty Interest Payments, in each case, payable to us under our Collaboration Agreement dated December 11, 2015, or the MTPC Agreement, with Mitsubishi Tanabe Pharma Corporation, or MTPC, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. Under the Royalty Agreement, we are required to comply with various covenants, including obligations to take certain actions, such as actions with respect to the Royalty Interest Payments, the MTPC Agreement, our agreement with MTPC for the commercial supply of vadadustat drug product, and our intellectual property. In addition, the Royalty Agreement includes customary events of default upon the occurrence of enumerated events, including failure to perform certain covenants and the occurrence of insolvency events. In the event we violate certain covenants and other provisions, we may not receive sales milestones from HCR even if the applicable sales thresholds are met. Upon the occurrence of an event of default, HCR would have the ability to exercise all available remedies in law and equity, which could have a material adverse effect on our financial condition.

Risks Related to Commercialization

Our business is substantially dependent on the commercial success of Auryxia. If we are unable to continue to successfully commercialize Auryxia, our results or operations and financial condition will be materially harmed.

Our business and our ability to generate product revenue largely depend on our, and our collaborators’, ability to successfully commercialize Auryxia. Our ability to generate revenue depends on our ability to execute on our commercialization plans, and
Akebia Therapeutics, Inc. | Form 10-Q | Page 49

the size of the market for, and the level of market acceptance of, Auryxia and any other product or product candidate, including those that may be in-licensed or acquired. If the size of any market for which a product or product candidate is approved decreases or is smaller than we anticipate, our revenue and results of operations could be materially adversely affected. For example, the phosphate binder market has declined since 2020, which we believe was partially a result of the recent COVID-19 pandemic. In addition, dialysis organizations continue to experience business continuity challenges that arise due to labor constraints and staffing shortages, facility closures and a decline in new patients, all of which could impact the phosphate binder market. If the phosphate binder market does not recover or continues to decline, our revenue from Auryxia could be materially adversely affected.

Market acceptance is also critical to our ability to generate significant product revenue. Any product may achieve only limited market acceptance or none at all. If Auryxia, or any of our future products, is not accepted by the market to the extent that we expect or market acceptance decreases, we may not be able to generate significant product revenue and our business would be materially harmed. Market acceptance of Auryxia or any other approved product depends on a number of factors, including:

•the availability of adequate coverage and reimbursement by, and the availability of discounts, rebates and price concessions from third party payors, pharmacy benefit managers, or PBMs, and governmental authorities;
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
•the claims we and our partners are able to make regarding the safety and efficacy of the product;
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
•the effectiveness of our and our partners’ sales, marketing, manufacturing and distribution strategies and operations; and
•the restrictions on the use of the product together with other medications, if any.

In addition, our ability to generate net product revenue depends on our ability to control the expenses associated with commercializing a product, including internal expenses, manufacturing costs, rebates, product returns and other adjustments. We do not have control over many of the expenses required to commercialize our products, and if we experience increased expenses, our net product revenue may decrease and/or we may incur additional expenses. In addition, our net product revenue requires judgement and includes estimates for rebates and product returns, which can fluctuate from quarter-to-quarter and year-over-year. If our net product revenue is lower than anticipated, our business could be harmed.

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

Akebia Therapeutics, Inc. | Form 10-Q | Page 50

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 51

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

Additionally, we may be required to enter into contracts with third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status and we may not be able to agree upon commercially reasonable terms with such third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, third party payors, PBMs and other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. Four distributors, Fresenius Medical Care Rx, McKesson Corporation, Cardinal Health, Inc. and Amerisource Bergen Drug Corporation, in the aggregate, accounted for a significant percentage of our gross revenue during the three months ended June 30, 2023. If we are not able to maintain our arrangements with these key distributors on favorable terms, on a timely basis or at all, or if there is any adverse change in one or more of these distributors’ business practices or financial condition, it would adversely impact the market opportunity for Auryxia, our product revenues and operating results.

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

Further, if vadadustat is approved in the United States and included in the fixed reimbursement model for a bundle of dialysis services, or the bundle, we would be required to enter into contracts to supply vadadustat to specific dialysis providers, instead of through distributors, which we believe could be challenging. The dialysis market is unique and is dominated by two providers: DaVita and Fresenius Medical Care, which account for a vast majority of the dialysis population in the United States. Under the Vifor Second Amended Agreement, we granted CSL Vifor an exclusive license to sell vadadustat to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of group purchase organizations, and to certain non-retail specialty pharmacies in the United States. We refer to Fresenius Medical Care North America and its affiliates, these organizations and specialty pharmacies collectively as the “Supply Group". See Note 5 to our consolidated
Akebia Therapeutics, Inc. | Form 10-Q | Page 52

financial statements in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the Vifor Second Amended Agreement. If vadadustat is approved and we are not able to maintain the Vifor Second Amended Agreement or enter into a supply agreement with DaVita or other dialysis clinics, our business may be materially harmed.

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

In addition, we may be unable to sell Auryxia or vadadustat, if approved, to dialysis providers on a profitable basis if CMS significantly reduces the level of reimbursement for dialysis services and providers choose to use alternative therapies or look to re-negotiate their contracts with us. Our profitability may also be affected if our costs of production increase faster than increases in reimbursement levels. Adequate coverage and reimbursement of our products by government and private insurance plans are central to patient and provider acceptance of any products for which we receive marketing approval. Existing competitive products may enter into sole source agreements with dialysis providers that impact the ability for new product innovations and new competitors may face price pressure based on existing contracts with dialysis providers.

Further, in many countries outside the United States, a drug must be approved for reimbursement before it can be marketed or sold in that country. In some cases, the prices that we intend to charge for our products are also subject to approval. Approval by the EMA or another regulatory authority does not ensure approval by reimbursement authorities in that jurisdiction, and approval by one reimbursement authority outside the United States does not ensure approval by any other reimbursement authorities. However, the failure to obtain reimbursement in one jurisdiction may negatively impact our ability to obtain reimbursement in another jurisdiction. We or our partners may not be able to obtain such reimbursement approvals on a timely basis, if at all, and favorable pricing in certain countries depends on a number of factors, some of which are outside of our control. In addition, we plan to rely on a partner to obtain approval by reimbursement authorities outside the United States. In May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in patients with chronic kidney disease in the Medice Territory. If Medice is not able to obtain favorable pricing in the Medice Territory, or if such approvals are delayed, it will effect Medice’s sales of vadadustat in the Medice Territory, which could have an adverse effect on our results of operations.

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

Auryxia is competing in the hyperphosphatemia market in the United States with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Sanofi, PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of the phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) and Unicycive’s RenazorbTM (lanthanum dioxycarbonate) or could otherwise enter the market, including Ardelyx, Inc.’s tenapanor (which is approved in the United States for the treatment of adults with irritable bowel syndrome with constipation, and for which Ardelyx resubmitted a new drug application to the FDA in April 2023 with respect to the control of serum phosphorus in adult patients with CKD on dialysis), that may impact the market for Auryxia.

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 53

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 54

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

The commercialization of Riona and Vafseo in Japan, Vafseo in Europe and our current and potential future efforts with respect to the development and commercialization of our products and product candidates outside of the United States subject us to a variety of risks associated with international operations, which could materially adversely affect our business.

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

In 2023, the marketing authorization for vadadustat was approved by the EMA, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, and the Swiss Agency for Therapeutic Products, or Swissmedic. In May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in patients with chronic kidney disease in the Medice Territory, and we will transfer the marketing authorizations for the Medice Territory to Medice. In addition, we have conducted and in the future plan to conduct clinical trials outside of the United States for Auryxia, vadadustat and any other product or product candidate that may be in-licensed or acquired. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing Auryxia and vadadustat outside the United States, including, among others:

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

Risks Related to Product Development

Akebia Therapeutics, Inc. | Form 10-Q | Page 55

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and we will incur additional costs in connection with, and may experience delays in completing, or ultimately be unable to complete, the development of vadadustat and any other product candidates.

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

We may be unable to successfully complete clinical trials of Auryxia, vadadustat and other product candidates or to successfully obtain approval of vadadustat or other product candidates, if the results of those trials and studies are not positive or are only modestly positive, or if there are concerns with the profile due to efficacy or safety. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, interim results of a clinical trial do not necessarily predict final results, and results of Phase 3 clinical trials for one indication may not be predictive of results of Phase 3 clinical trials for another indication. For example, we announced positive top-line results from INNO2VATE and vadadustat achieved the primary and key secondary efficacy endpoint in each of the two PRO2TECT studies, but the PRO2TECT program did not meet the primary major adverse cardiovascular event, or MACE, safety endpoint. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we may face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. In addition, in March 2022, we received the CRL for vadadustat indicating that the FDA had determined that it could not approve the NDA in its present form, thus delaying any potential approval of vadadustat. In October 2022, we submitted the FDRR to the FDA. In May 2023, the OND denied our appeal but provided a path forward for us to resubmit the NDA for vadadustat for the treatment of anemia due to CKD for dialysis dependent patients without the need for us to generate additional clinical data. In July 2023, we held an End of Dispute Type A meeting with the FDA to align on the contents of the NDA resubmission. We expect to resubmit the NDA by the end of the third quarter of 2023, with a potential PDUFA date that we project will be in March 2024. However, it is impossible to predict when or if vadadustat or any of our other product candidates will prove effective or safe in humans or will receive marketing approval or on what terms. If we are unsuccessful in obtaining approval for vadadustat in the U.S. or other territories, it would have an adverse effect on our results of operations.

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 56

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

Identifying and qualifying patients to participate in clinical trials is critical to our success. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our clinical trials. Patients may be unwilling to participate in our clinical trials because of concerns about investigational research studies, the time and commitment needed to participate in a study, adverse events observed with the product candidate under study, the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations. In addition, in the case of clinical trials of any product candidate, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug. Additionally, it is often more difficult to enroll special or particular subpopulations of patients, such as pediatric or elderly patients, due to a number of factors including parental or other caregiver considerations, concerns and burdens. For example, we enrolled sites in
Akebia Therapeutics, Inc. | Form 10-Q | Page 57

a post-approval pediatric study for the Hypophosphatemia Indication of Auryxia in the second quarter of 2022, which began patient recruitment in the third quarter of 2022, but enrollment of eligible pediatric patients in study sites continues to be very slow despite efforts to do so. Furthermore, the recent COVID-19 pandemic resulted in temporary closures of, and may continue to impact, clinical trial sites on which we rely for the conduct of clinical trials and recent COVID-19 pandemic precautions and staffing shortages have caused moderate delays in enrolling new clinical trials and may cause delays in enrolling other new clinical trials.

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

Akebia Therapeutics, Inc. | Form 10-Q | Page 58

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

Undesirable effects caused by, or other undesirable properties of, Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired, or competing commercial products or product candidates in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials, could result in a more restrictive label or the delay, denial or withdrawal of marketing approval by the FDA or other regulatory authorities, and could lead to potential product liability claims. In addition, results of our clinical trials could reveal a high frequency of undesirable effects or unexpected characteristics. For example, in March 2022, we received the CRL from the FDA for our NDA for vadadustat in which the FDA concluded that the data in the NDA do not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. The FDA expressed safety concerns noting failure to meet non-inferiority in MACE in the non-dialysis patient population, the increased risk of thromboembolic events, driven by vascular access thrombosis in dialysis patients, and the risk of drug-induced liver injury. In October 2022, we submitted the FDRR to the FDA and focused on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult patients on dialysis in light of safety concerns expressed by the FDA in the CRL for dialysis patients related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. In May 2023, the OND denied our appeal but provided a path forward for us to resubmit the NDA for vadadustat for the treatment of anemia due to CKD for dialysis dependent patients without the need for us to generate additional clinical data. In July 2023, we held an End of Dispute Type A meeting with the FDA to align on the contents of the NDA resubmission. We expect to resubmit the NDA by the end of the third quarter of 2023, with a potential PDUFA date that we project will be in March 2024. There can be no assurances that we will be successful in our anticipated NDA resubmission. If we are unable to overcome these concerns, vadadustat may not be approved by the FDA on favorable terms, or at all, and our financial condition could be materially harmed.

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 59

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 60

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

In March 2022, we received the CRL from the FDA regarding our NDA for vadadustat for the treatment of anemia due to CKD. The FDA concluded that the data in the NDA do not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. In October 2022, we submitted the FDRR to the FDA and focused on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult patients on dialysis in light of safety concerns expressed by the FDA in the CRL for dialysis patients related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. In May 2023, the OND denied our appeal but provided a path forward for us to resubmit the NDA for vadadustat for the treatment of anemia due to CKD for dialysis dependent patients without the need for us to generate additional clinical data. In July 2023, we held an End of Dispute Type A meeting with the FDA to align on the contents of the NDA resubmission. We expect to resubmit the NDA by the end of the third quarter of 2023, with a potential PDUFA date that we project will be in March 2024. There can be no assurances that we will be successful in our anticipated NDA resubmission and obtain approval for vadadustat in a timely manner, on favorable terms, or at all. As a result, the regulatory approval process for vadadustat in the U.S. is highly uncertain. We may not obtain approval at all, and if we are able to obtain approval, it will only be for patients with DD-CKD and, in any event, the expense and time to do so could adversely impact our ability to successfully commercialize vadadustat, and our financial condition could be materially harmed.

Further, vadadustat and any other product candidate may not receive marketing approval in the United States even if it is approved in other countries. For example, although vadadustat is approved in Japan for the treatment of anemia due to CKD in DD-CKD and NDD-CKD adult patients and in Europe for the treatment of anemia due to CKD in DD-CKD patients, such approval does not guarantee approval in the United States by the FDA for these indications or at all. In addition, while each regulatory authority makes their own assessment as to the safety and efficacy of a drug, FDA’s concern about the safety or efficacy of vadadustat or any other product candidate could impact the regulatory authority’s decision in another country.

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 61

EU was contingent on, among other things, our commencing marketing of Fexeric within three years; although we successfully negotiated an extension to December 23, 2019, we did not commence marketing Fexeric by such date and therefore the Fexeric approval in the EU has ceased to be valid.

We could face heightened risks with respect to seeking marketing approval in the United Kingdom, or UK, as a result of the recent withdrawal of the UK from the EU, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK withdrew from the EU, effective December 31, 2020. On December 24, 2020, the UK and the EU entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement would prevent us from commercializing vadadustat or any other product candidate, including those that may be in-licensed or acquired, in the UK and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK for vadadustat or any other product candidate, which could significantly and materially harm our business. As of January 1, 2021, the MHRA became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) as the basis for regulating medicines.

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
•the relevant regulatory authority's onsite inspections may be delayed due to the recent COVID-19 pandemic or otherwise;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 62

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

If we experience further delays in obtaining approval, or if we fail to obtain approval of vadadustat for some or all of the indications for which we have sought approval, the commercial prospects for vadadustat may be harmed and our ability to generate revenues will be materially impaired, which could have a material adverse effect on our business. For example, the FDRR we submitted to the FDA in October 2022 focused on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult patients on dialysis.

Finally, our ability to develop and market new drug products may be threatened by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. In reaching that decision, the district court made a number of findings that numerous representatives of the pharmaceutical and biotechnology industry believe will chill the development, approval and distribution of new drug products in the United States. Among other determinations, the district court substituted its scientific judgement for that of the FDA and it held that FDA must provide a special justification for any differences between an approved drug’s labeling and the conditions that existed in the drug’s clinical trials. Further, the district court read the jurisdictional requirements governing litigation in federal court so as to potentially allow virtually any party to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS. On April 13, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit or the Supreme Court. That court held oral arguments in the case on May 17, 2023 and a decision is expected soon. Depending on the outcome of this litigation and the regulatory uncertainty it has engendered, our ability to develop new drug product candidates and to maintain approval of existing drug products and measures adopted under a REMS is at risk and could be delayed, undermined or subject to protracted litigation.

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

Marketing approvals may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements or commitments for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or registries or observational studies. For example, in connection with the FDA approvals of Auryxia, we initially committed to the FDA to conduct certain post-approval pediatric studies of Auryxia under the Pediatric Research Equity Act of 2003, or PREA. With regard to the Hyperphosphatemia Indication for Auryxia, we initially committed to completing the original post-approval pediatric study and submitting a final report to the FDA by December 31, 2019. However, we did not complete the study according to the original schedule and therefore did not submit the required final report by December 31, 2019. Consequently, we received a notification of noncompliance with PREA. However, we have since been released from the original post marketing requirement, or PMR, and a new PMR was issued that provided that the final report is due in April 2024. Therefore, this PMR trial is no longer considered delayed and is open and actively enrolling patients. In June 2023 we requested an extension of time for the submission of the final report and such request was denied by the FDA in August 2023. Therefore, the final report for this PMR trial is still due in April 2024, and we are unlikely to complete the trial by that time. With regard to our IDA Indication, we initially committed to completing the post-approval pediatric study and submitting a final report to the FDA by January 2023. We did not meet a milestone relating to this post-approval pediatric study of Auryxia in a timely manner and received a notification from the FDA. Subsequently, the FDA agreed to extend the pediatric clinical trial timelines for the IDA Indication. We subsequently communicated to the FDA that we would be delaying the start of the clinical trial in the IDA Indication while we work to produce smaller size tablets. In response, the FDA issued a partial clinical hold until we manufacture the smaller tablets and provide the FDA with relevant information regarding the smaller sized tablets for review. The FDA lifted the partial clinical hold in June 2022, however, we have not commenced start up of this study pending resolution of the manufacturing of the smaller size tablets. If we are unable to complete these studies successfully by the applicable deadline, or have further delays in completing these studies, we will need to inform the FDA, have further discussions and, if the FDA finds that we failed to comply with pediatric study requirements, in violation of applicable law, it could institute enforcement proceedings to seize or
Akebia Therapeutics, Inc. | Form 10-Q | Page 63

enjoin the sale of Auryxia or seek civil penalties, which would have a material adverse impact on our ability to commercialize Auryxia and our ability to generate revenues from Auryxia.

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

For example, we previously had three limited, voluntary recalls of Auryxia. These and any other recalls or any supply, quality or manufacturing issues in the future could result in significant negative consequences, including reputational harm, loss of customer confidence, and a negative impact on our financials, any of which could have a material adverse effect on our business and results of operations, and may impact our ability to supply Auryxia in Japan, Vafseo in Japan and Europe or vadadustat, if approved in other countries, for commercial and clinical use.

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 64

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
•data privacy laws existing in the United States, the EU, the UK and other countries in which we operate, including the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, state privacy and data protection laws, such as the California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act of 2020, or CPRA, as well as other state consumer protection laws, GDPR, any additional applicable EU member state data protection laws in force from time to time, the retained EU law version of the General Data Protection Regulation as saved into United Kingdom law by virtue of section 3 of the United Kingdom's European Union (Withdrawal) Act 2018, or the EU GDPR;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 65

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

Akebia Therapeutics, Inc. | Form 10-Q | Page 66

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

Disruptions may still result also from the recent COVID-19 pandemic or any similar event that may occur in the future. During the recent COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. The FDA has now indicated that it can and will conduct timely reviews of applications for medical in line with its user fee performance goals, including conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, in the event of a resurgence of the recent COVID-19 pandemic or a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to the recent COVID-19 pandemic or a similar public health emergency and may also experience delays in their regulatory activities.

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 67

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the EC adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business internationally.

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

Similar privacy and data security requirements are either in place or underway in the United States. There are a broad variety of data protection laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns. The Federal Trade Commission, or the FTC, and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. For example, the FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the Federal Trade Commission Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.

New laws also are being considered at both the state and federal levels. For example, the CCPA, which went into effect on January 1, 2020, and the CPRA, which amends CCPA by expanding the scope and applicability, while also introducing new
Akebia Therapeutics, Inc. | Form 10-Q | Page 68

privacy protections, is creating similar risks and obligations as those created by GDPR. In November 2020, California voters passed a ballot initiative for the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also creates a new agency that is specifically responsible for enforcing the new law. Because of this, we may need to engage in additional activities (e.g., data mapping) to identify the personal information we are collecting and the purposes for which such information is collected. In addition, we will need to ensure that our policies recognize the rights granted to consumers (as that phrase is broadly defined in the CCPA and can include business contact information).

In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New York and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of vadadustat, or any other product candidate, restrict or regulate post-approval activities and affect our ability to profitably sell Auryxia and vadadustat, if approved. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any FDA approved product, such as Auryxia or vadadustat, if approved, or any reimbursement that physicians receive for administering any approved product.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the ACA. In addition, other legislative and regulatory changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031. However, pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and subsequent legislation, these Medicare sequester reductions were suspended and reduced through the end of June 2022, but the full 2% cut resumed as of July 1, 2022.

The American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, other legislative and regulatory changes have been proposed, but not yet adopted. For example, in July
Akebia Therapeutics, Inc. | Form 10-Q | Page 69

2019, the U.S. Department of Health and Human Services, or HHS, proposed regulatory changes in kidney health policy and reimbursement. Any new legislative or regulatory changes may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for Auryxia or vadadustat, if approved, or the frequency with which Auryxia and vadadustat, if approved, is prescribed or used.

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

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. We consider many factors when we implement a price increase for a product, including historical and potential future inflation rates. However, there are many variables that are outside of our control and if we increase the price of Auryxia or vadadustat, if approved, faster than the pace of inflation, we would be subject to additional rebates under Medicare, which could have a material adverse effect on our product revenues.

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

Akebia Therapeutics, Inc. | Form 10-Q | Page 70

On June 6, 2023, Merck & Co. Inc., or Merck, filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the United States Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, and the Pharmaceutical Research and Manufacturers of America also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. On July 11, 2023, Merck moved for summary judgment in its action and, the next day, the U.S. Chamber of Commerce moved for preliminary injunctive relief seeking to stop implementation of the drug pricing provisions of the IRA. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

Akebia Therapeutics, Inc. | Form 10-Q | Page 71

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

We sublicensed the rights to commercialize Riona to JT and Torii in Japan. We also entered into a collaboration agreement with MTPC to develop and commercialize vadadustat in Japan and certain other Asian countries. In addition, we entered into the Vifor Second Amended Agreement pursuant to which we granted CSL Vifor an exclusive license to sell vadadustat to the Supply Group in the United States. We also granted to Averoa an exclusive license to develop and commercialize ferric citrate in the EEA, Turkey, Switzerland and the United Kingdom. Furthermore, in May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in patients with chronic kidney disease in the Medice Territory. We may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our and our partners' commercialization efforts with respect to Auryxia, Riona, Vafseo and our and our partners' development and, if approved, commercialization efforts with respect to vadadustat and any other product candidates. We may not be able to maintain our collaborations for development and commercialization. For example, on May 13, 2022, Otsuka Pharmaceutical Co. Ltd., or Otsuka, elected to terminate our collaboration agreements with them, and we subsequently negotiated a Termination and Settlement Agreement with Otsuka. This termination by Otsuka may delay the launch of vadadustat in Europe or other territories previously licensed to Otsuka or adversely affect how we are perceived in scientific and financial communities. For example, in August 2023, Medice informed us that their launch of Vafseo in certain countries in the Medice Territory was going to be later than previously anticipated due to the activities required to enable the launch. In addition, our current and any future collaborations may not be successful due to a number of important factors, including the following:

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
•inefficiencies or structural changes in internal operations or processes of our collaborators may lead to increased expenses associated with commercializing a product, including manufacturing costs, rebates, returns and other adjustments which would negatively impact net product revenue;
•a significant change in the senior management team, a change in the financial condition or a change in the business operations, including a change in control or internal corporate restructuring, of any of our collaborators, could result in
Akebia Therapeutics, Inc. | Form 10-Q | Page 72

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

We will require substantial additional cash to fund the continued commercialization of Auryxia and the development and potential commercialization of any of our product candidates, including vadadustat, if approved. We may decide to enter into additional collaborations for the development and commercialization of Auryxia or our product candidates, including vadadustat, both within and outside of the United States. For example, in May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in patients with chronic kidney disease in the Medice Territory. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, divert management’s attention, or disrupt our business.

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

If we are unable to enter into additional collaborations in a timely manner, or at all, we may have to delay or curtail the commercialization of Auryxia or the development and potential commercialization of any of our product candidates, including vadadustat, if approved, reduce or delay our development programs, or increase our expenditures and undertake additional development or commercialization activities at our own expense. For example, following the termination of our collaboration agreements with Otsuka in 2022, we incurred additional expenses in connection with the development of vadadustat in Europe and other countries. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop or commercialize Auryxia or our other product candidates, including vadadustat, if approved.

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 73

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
•any of our third party manufacturers are unable to fulfill the terms of their agreements with us due to technical issues, natural disasters or other reasons, including with respect to quality and quantity, or are unable or unwilling to continue to manufacture on the manufacturing lines included in our regulatory filings; or
•any of our third party manufacturers breach our supply agreements, do not comply with quality or regulatory requirements and guidance, including cGMP or are subject to regulatory review or ceases their operations for any reason.

If any of our third party manufacturers cannot or do not perform as agreed or expected, including as a result of catastrophic events, including pandemics, including the recent COVID-19 pandemic, terrorist attacks, wars or other armed conflicts, geopolitical tensions or natural disasters, if they misappropriate our proprietary information, if they terminate their engagements with us, if we terminate our engagements with them, or if there is a significant disagreement, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into agreements with other third party manufacturers, which we may not be able to do in a timely manner or on favorable or reasonable terms, if at all. If any of these events occur, especially with respect to one of our sole source suppliers, we may not have sufficient quantities of product for the commercialization of Auryxia and/or vadadustat, if approved, or may experience delays in the development of our products or product candidates, which could materially and adversely impact our business and results of operation. For example, one of our manufacturers has notified us that it will be discontinuing operations at one site at a future date. In some cases, there may be a limited number of qualified replacement manufacturers, or the technical skills or equipment required to manufacture a product or product candidate may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party, or a feasible alternative may not exist. These factors would increase our reliance on our current manufacturers or require us to obtain necessary regulatory approvals and licenses in order to have another third party manufacture Auryxia or vadadustat. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays and costs associated with the qualification of a new manufacturer and validation of manufacturing processes would negatively affect our ability to supply clinical trials, obtain and maintain marketing approval, or commercialize or satisfy patient demand for Auryxia and vadadustat, where approved, in a timely manner, within budget, or at all.
Akebia Therapeutics, Inc. | Form 10-Q | Page 74

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

Moreover, our failure or the failure of our third party manufacturers to comply with applicable regulations or guidance, or our failure to oversee or facilitate such compliance, could result in sanctions being imposed on us or our third party manufacturers, including, where applicable, clinical holds, fines, injunctions, civil penalties, delays in, suspension of or withdrawal of approvals, license revocation, seizures or recalls of Auryxia or Vafseo in Japan, operating restrictions, receipt of a Form 483 or warning letter, or criminal prosecutions, any of which could significantly and adversely affect the supply of Auryxia or vadadustat. For example, we previously conducted three limited, voluntary recalls of Auryxia. These and any other recalls or any supply, quality or manufacturing issues in the future and any related write-downs of inventory or other consequences could result in significant negative consequences, including reputational harm, loss of customer confidence, and a negative impact on our financials, any of which could have a material adverse effect on our business and results of operations, and may impact our ability to supply Auryxia, Vafseo in Japan or Europe or vadadustat, if approved in other countries, for clinical and commercial use. Also, if our starting materials, drug substance or drug product are damaged or lost while in our or our third party
Akebia Therapeutics, Inc. | Form 10-Q | Page 75

manufacturers’ control, it may adversely impact our ability to supply Auryxia or vadadustat, and we may incur significant financial harm.

In addition, Auryxia and vadadustat may compete with other products and product candidates for access to third party manufacturing facilities. A third party manufacturer may also encounter delays or operational issues brought on by sudden internal resource constraints, labor disputes, shifting priorities or shifting regulatory protocols. Certain of these third party manufacturing facilities may be contractually prohibited from manufacturing Auryxia or vadadustat due to exclusivity provisions in agreements with our competitors. Any of the foregoing could negatively impact our third party manufacturers' ability to meet our demand, which could adversely impact our ability to supply Auryxia or vadadustat, and we may incur significant financial harm.

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

Akebia Therapeutics, Inc. | Form 10-Q | Page 76

If the licensor of certain intellectual property relating to Auryxia terminates, modifies or threatens to terminate existing contracts or relationships with us, our business may be materially harmed.

We do not own all of the rights to our product, Auryxia. We have licensed and sublicensed certain rights, patent and otherwise, to Auryxia from a third party, Panion & BF Biotech, Inc., or Panion, who in turn licenses certain rights to Auryxia from one of the inventors of Auryxia. The license agreement with Panion, or the Panion License Agreement, requires us to meet development milestones and imposes development and commercialization due diligence requirements on us. In addition, under the Panion License Agreement, we must pay royalties based on a mid-single digit percentage of net sales of product resulting from the licensed technologies, including Auryxia, and pay the patent filing, prosecution and maintenance costs related to the license. If we do not meet our obligations in a timely manner, or if we otherwise breach the terms of the Panion License Agreement, Panion could terminate the agreement, and we would lose the rights to Auryxia. For example, following announcement of the Merger, Panion notified Keryx in writing that Panion would terminate the Panion License Agreement on November 21, 2018 if Keryx did not cure the breach alleged by Panion, specifically, that Keryx failed to use commercially reasonable best efforts to commercialize Auryxia outside the United States. Keryx disagreed with Panion’s claims, and the parties entered discussions to resolve this dispute. On October 24, 2018, prior to the consummation of the Merger, we, Keryx and Panion entered into a letter agreement, or the Panion Letter Agreement, pursuant to which Panion agreed to rescind any and all prior termination threats or notices relating to the Panion License Agreement and waived its rights to terminate the license agreement based on any breach by us of our obligation to use commercially reasonable efforts to commercialize Auryxia outside the United States until the parties executed an amendment to the Panion License Agreement in accordance with the terms of the Panion Letter Agreement, following consummation of the Merger. On April 17, 2019, we and Panion entered into an amendment and restatement of the Panion License Agreement, or the Panion Amended License Agreement, which reflects certain revisions consistent with the terms of the Panion Letter Agreement. See Note 5 to our consolidated financial statements in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the Panion Amended License Agreement. Even though we entered into the Panion Amended License Agreement, there are no assurances that Panion will not allege other breaches of the Panion Amended License Agreement or otherwise attempt to terminate the Panion Amended License Agreement in the future. In addition, if Panion breaches its agreement with the inventor from whom it licenses rights to Auryxia, Panion could lose its license, which could impair or delay our ability to develop and commercialize Auryxia.

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 77

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 78

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 79

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 80

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

FibroGen has filed patent applications in the United States and other countries directed to purportedly new methods of using previously known heterocyclic carboxamide compounds for purposes of treating or affecting specified conditions, and some of these applications have since issued as patents. We have, and may in the future, initiate opposition or other legal proceedings with respect to such patents. If we are not successful in such proceedings, FibroGen could try to claim that our products infringe their patent rights. For example, we filed oppositions in the EPO, against certain of FibroGen's patents. A number of those patents were revoked during oppositions or have since expired, but one of the patents, European Patent No 1633333, or the ’333 EP Patent was maintained in restricted form. The remaining claims are directed to: treatment of anemia of chronic disease in subjects having a percent transferrin saturation of less than 20% (claim 1), treatment of anemia that is refractory to treatment with exogenously administered erythropoietin (claim 6), and treatment of iron deficiency (claim 15). We discussed the status of the opposition and/or invalidation proceedings against certain FibroGen patents in Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 10, 2023.

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 81

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 82

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

Following receipt of the CRL, in April and May 2022, we implemented a reduction in workforce by approximately 42% across all areas of our Company (47% inclusive of the closing of the majority of open positions), including several members of management. In November 2022, we also implemented a reduction of our workforce, by approximately 14% consisting of individuals within our commercial organization. The reductions in workforce reflect our strategic pillars to drive Auryxia revenue while also continuing to decrease operating costs. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. We recorded a restructuring charge of approximately $15.9 million in the year ended December 31, 2022 primarily related to contractual termination benefits including severance, non-cash stock-based compensation expense, healthcare and related benefits. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future, including as a result of the FDA's decision related to our anticipated NDA resubmission for vadadustat. Furthermore, our cost savings plan may be disruptive to our operations, including our commercialization of Auryxia, which could affect our ability to generate product revenue. In addition, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully commercializing Auryxia and from successfully developing and commercializing our product candidates in the future, including vadadustat, if approved. If we are ultimately successful in obtaining approval of vadadustat in the United States, we will need to hire additional employees to support the commercialization of vadadustat in the United States, and if we are unsuccessful or delayed in doing so, the potential launch of vadadustat could be delayed.

We may encounter difficulties in managing our growth, including with respect to our employee base, and managing our partnerships and operations successfully.

In our day-to-day operations, we may encounter difficulties in managing the size of our operations as well as challenges associated with managing our business. We have strategic collaborations for the commercialization of Riona and the development and commercialization of vadadustat, which is now being or will be marketed under the trade name Vafseo by our collaboration partner, MTPC, in Japan and our collaboration partner, Medice, in the Medice Territory. Additionally, in the United States, we have a strategic relationship with CSL Vifor related to the commercialization of vadadustat, if approved. As our operations continue, we expect that we will need to manage our current relationships and enter into new relationships with
Akebia Therapeutics, Inc. | Form 10-Q | Page 83

various strategic collaborators, consultants, vendors, suppliers and other third parties. These relationships are complex and create numerous risks as we deal with issues that arise.

For example, we supply or have agreed to supply, as applicable, Auryxia in Europe, Vafseo in Japan and Europe and vadadustat in the United States, if approved, for commercial and clinical use to MTPC, Medice, Averoa and CLS Vifor, which will require us to successfully manage our limited financial and managerial resources. In addition, we may not be able to obtain the raw materials or product that we need, or the cost of the raw materials or product may be higher than expected. If we are unable to successfully manage our supply obligations, our ability to commercialize our products or supply such products to our partners could have a material adverse effect on our relationships with our partners and our results of operations.

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

During the quarter ended June 30, 2023 we identified a material weakness in our internal control over financial reporting that existed as of December 31, 2022 and continues to be unremediated through the date of this filing. Specifically, we did not appropriately design the controls for accrual of product returns to capture the return lag based on our customer returns policy for Auryxia, or the Product Return Reserve Material Weakness. This resulted in, among other things, errors to the following as of and for the years ended December 31, 2022, 2021 and 2020:

•an understatement of accrued expenses and other current liabilities by$5.1 million, $4.6 million and $2.0 million, respectively;
•an understatement of other non-current liabilities by $3.1 million, $3.4 million and $4.0 million, respectively;
•an overstatement of revenue by $0.1 million, $1.9 million and $0.6 million, respectively;
•an understatement of accounts receivable by $1.1 million, $0.7 million and $0.7 million, respectively; and
•an understatement of goodwill by $2.6 million.

For further discussion of the material weakness, see Part I, Item 4, “Controls and Procedures.”

We have taken certain steps and plan to take additional steps to remediate this material weakness, including (i) implementing and documenting a new methodology and new controls to help to ensure the completeness and accuracy of our product return reserves, (ii) engaging additional third party subject matter experts and accounting personnel with U.S. GAAP experience
Akebia Therapeutics, Inc. | Form 10-Q | Page 84

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

Akebia Therapeutics, Inc. | Form 10-Q | Page 85

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

We hold a marketing authorization for vadadustat from the EMA, the MHRA and Swissmedic, we are seeking regulatory approval for vadadustat with countries in the ACCESS Consortium, and we conducted our global clinical trials for vadadustat, and may in the future conduct additional trials, in countries where corruption is prevalent, and violations of any of these laws by
Akebia Therapeutics, Inc. | Form 10-Q | Page 86

our personnel or by any of our vendors or agents, such as our CROs or CMOs, could have a material adverse impact on our clinical trials and our business and could result in criminal or civil fines and sanctions. We are subject to complex laws that govern our international business practices. These laws include the FCPA, which prohibits U.S. companies and their intermediaries, such as CROs or CMOs, from making improper payments to foreign government officials for the purpose of obtaining or keeping business or obtaining any kind of advantage for the company. The FCPA also requires companies to keep accurate books and records and maintain adequate accounting controls. A number of past and recent FCPA investigations by the Department of Justice and the SEC have focused on the life sciences sector.

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

Our financial statements include goodwill and an intangible asset as a result of the Merger. The intangible asset has become impaired and could become further impaired in the future under certain conditions. In addition, goodwill could become impaired in the future under certain conditions. Any potential future impairment of goodwill or intangible asset may significantly impact our results of operations and financial condition.

Akebia Therapeutics, Inc. | Form 10-Q | Page 87

As of June 30, 2023, we had approximately $113.1 million in the aggregate of goodwill and a definite lived intangible asset from the Merger. In accordance with generally accepted accounting principles, or GAAP, we are required annually, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill and our definite lived intangible asset when indicators of impairment are present. Events giving rise to impairment of goodwill or intangible asset are an inherent risk in the pharmaceutical industry and often cannot be predicted.

Conditions that could indicate impairment and necessitate such a review include, but are not limited to, Auryxia’s commercial performance, our inability to execute on our strategic initiatives, the deterioration of our market capitalization such that it is significantly below our net book value, a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action or assessment by a regulator. To the extent we conclude that goodwill and/or definite lived intangible asset have become impaired, we may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on our future operating results and financial position. For example, in the second quarter of 2020, in connection with a routine business review, we reduced our short-term and long-term Auryxia revenue forecast. This reduction was primarily driven by the impact of the September 2018 CMS decision that Auryxia would no longer be covered by Medicare for the treatment of the IDA Indication. While this decision does not impact CMS coverage for the use of Auryxia for the control of serum phosphorus levels in adult patients with CKD on dialysis, or the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use of Auryxia for the Hyperphosphatemia Indication. As a result, we recorded an impairment charge of $114.4 million during the three months ended June 30, 2020, which was entirely allocated to our only intangible asset, the developed product rights for Auryxia, and made a corresponding adjustment to the estimated useful life of the developed product rights for Auryxia, which we again adjusted during the three months ended December 31, 2020. The estimates, judgments and assumptions used in our impairment testing, and the results of our testing, are discussed in Note 9, Intangible Assets and Goodwill, to our consolidated financial statements in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q. If these estimates, judgments and assumptions change in the future, including if the Auryxia asset group does not meet its current forecasted projections, additional impairment charges related to goodwill or our intangible asset could be recorded in the future and additional corresponding adjustments may need to be made to the estimated useful life of the developed product rights for Auryxia, which could materially impact our financial position, certain of our material agreements, and our future operating results.

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 88

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

Our Ninth Amended and Restated Certificate of Incorporation, as amended, or Charter, and our Second Amended and Restated Bylaws, or Bylaws, as amended to date, contain provisions that eliminate, to the maximum extent permitted by the General Corporation Law of the State of Delaware, or DGCL, the personal liability of our directors and executive officers for monetary damages for breach of their fiduciary duties as a director or officer. Our Charter and our Bylaws also provide that we will indemnify our directors and executive officers and may indemnify our employees and other agents to the fullest extent permitted by the DGCL.

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

Akebia Therapeutics, Inc. | Form 10-Q | Page 89

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

We are currently subject to legal proceedings, including those described in Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q, and additional claims may arise in the future. In addition, securities class action and derivative lawsuits and other legal proceedings are often brought against companies for any of the risks described in this Quarterly Report on Form 10-Q following a decline in the market price of their securities. For example, we were party to a putative class action lawsuit in state court filed by purported Keryx stockholders challenging the disclosures made in connection with the Merger, including those that relate to vadadustat’s safety, approvability and commercial viability. Oral argument was held on October 7, 2022, and the Court dismissed the complaint without prejudice on October 17, 2022, giving plaintiffs thirty days to amend their complaint. On November 16, 2022, plaintiffs filed an amended consolidated complaint, asserting the same claims and seeking the same relief as the consolidated complaint. On January 18, 2023, defendants moved to dismiss the amended consolidated complaint in its entirety. Briefing on defendants’ motion to dismiss the amended consolidated complaint was completed on April 5, 2023 and oral argument is currently scheduled to be held on October 18, 2023. In connection with any litigation or other legal proceedings, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. Monetary damages or any other adverse judgment would have a material adverse effect on our business and financial position. In addition, if other resolution or actions taken as a result of legal proceedings were to restrain our ability to operate or market our products and services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We could also suffer an adverse impact on our reputation, negative publicity and a diversion of management’s attention and resources, which could have a material adverse effect on our business.
Akebia Therapeutics, Inc. | Form 10-Q | Page 90

Risks Related to our Common Stock

Our stock price has been and may continue to be volatile, which could result in substantial losses for holders or future purchasers of our common stock and lawsuits against us and our officers and directors.

Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated biopharmaceutical companies specifically have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Stock Market has ranged from a low of $0.24 on October 24, 2022 to a high of $31.00 on June 20, 2014. The daily closing market price for our common stock varied between a high price of $1.43 on May 24, 2023 and a low price of $0.51 on April 5, 2023 in the three-month period ended June 30, 2023. During that time, the price of our common stock ranged from an intra-day low of $0.49 per share to an intra-day high of $1.63 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, including, among others, developments related to and results of our research or clinical trials, developments related to our regulatory submissions and meetings with regulatory authorities, in particular as it relates to vadadustat, commercialization of Auryxia, vadadustat in Europe and, if and as approved in the U.S. and other foreign markets, and any other product candidates, announcements by us or our competitors of significant transactions or strategic collaborations, negative publicity around Auryxia or vadadustat, regulatory or legal developments in the United States and other countries, developments or disputes concerning our intellectual property, the recruitment or departure of key personnel including as a result of our reductions in workforce, actual or anticipated changes in estimates as to financial results, changes in the structure of healthcare payment systems, market conditions in the biopharmaceutical sector, potential delisting from The Nasdaq Stock Market and other factors beyond our control. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it.

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

As of June 30, 2023 and based on the amounts reported in the most recent filings made under Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Muneer A. Satter, or Satter, beneficially owned approximately 8% of our outstanding shares of common stock, the Vanguard Group, or Vanguard, beneficially owned approximately 6% of our outstanding shares of common stock, and CSL Vifor beneficially owned approximately 4% of our outstanding shares of common stock. By selling a large number of shares of common stock, Satter or Vanguard could cause the price of our common stock to decline. The shares beneficially owned by CSL Vifor have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder, but if they are registered in the future, those shares would become freely tradable and, if a large portion of such shares are sold, could cause the price of our common stock to decline.

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 91

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

As of June 30, 2023, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 92

paying cash dividends and future debt agreements may preclude us from paying cash dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the quarter ended June 30, 2023, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1—Director and Officer Trading Arrangements

From time to time, the Company's directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (Exchange Act)) engage in open-market transactions with respect to Company securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.

Transactions in Company securities by directors and officers are required to be made in accordance with the Company’s insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in the Company’s securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.

None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Immaterial Correction of Prior Period Financial Statements

As discussed in Note 3 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, the Company identified certain accounting errors relating to the recording and reporting of reserves for returns of the Company’s commercial product, Auryxia® (ferric citrate) at the time the Company acquired Keryx Biopharmaceuticals, Inc. on December 12, 2018 and when calculating the product return reserves for subsequent annual and quarterly periods through March 31, 2023. The Company determined that the errors were not material to any prior annual or interim period; however, the Company determined that the effect of correcting the errors in the quarter ended June 30, 2023, would materially misstate the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023. As a results, the Company has revised the historical consolidated financial statements it previously issued with respect to the fiscal years ended December 31, 2022, 2021 and 2020 and interim periods.

Akebia Therapeutics, Inc. | Form 10-Q | Page 93

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

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 28, 2023).

10.1*#	License Agreement, dated May 24, 2023, by and between the Company and MEDICE Arzneimittel Pütter GmbH & Co. KG

10.2*#	Third Amendment to Loan Agreement, dated as of June 30, 2023, by and among the Company, Biopharma Credit plc, BPCR Limited Partnership and Biopharma Credit Investments V (Master) LP

10.3*#	Packaging Validation Transfer Agreement, dated April 20, 2023, by and between the Company and Otsuka Pharmaceutical Co. Ltd.

10.4*†#	Form of May 2023 Amendment to Retention and Separation Agreement for Michel Dahan and Nicole R. Hadas

10.5*†#	July 2023 Amendment to Retention and Separation Agreement for Michel Dahan

10.6*†#	July 2023 Amendment to Retention and Separation Agreement for Nicole R. Hadas

10.7*†	Separation Agreement with David Spellman, dated June 9, 2023 and Amendment to Separation Agreement dated July 6, 2023.

10.8*†	Second Amended and Restated Non-Employee Director Compensation Program, effective June 6, 2023.

10.9*†	Akebia Therapeutics, Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-272453) filed on June 6, 2023)

10.10*†	Form of Non-Employee Director Stock Option Agreement under 2023 Stock Incentive Plan.

10.11*†	Form of Officer Stock Option Agreement under 2023 Stock Incentive Plan.

10.12*†	Form of Non-Employee Director Restricted Stock Unit Agreement under 2023 Stock Incentive Plan.

10.13*†	Form of Officer Restricted Stock Unit Agreement under 2023 Stock Incentive Plan.

10.14*†	Form of Officer Inducement Award Stock Option Agreement under 2023 Stock Incentive Plan.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Akebia Therapeutics, Inc. | Form 10-Q | Page 94

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed, or submitted electronically, herewith
# Indicates portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K
† Indicates management contract or compensatory plan.
Akebia Therapeutics, Inc. | Form 10-Q | Page 95

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

Akebia Therapeutics, Inc. | Form 10-Q | Page 96