Form 10-Q
period 2023-09-30
Akebia Therapeutics, Inc.
filed 2023-11-08
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Not Applicable
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 6, 2023 was 188,389,415.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that are being made pursuant to the provisions of the U.S. Private Securities Litigation Reform Act of 1995 with the intention of obtaining the benefits of the “safe harbor” provisions of that Act. All statements contained in this Quarterly Report on Form 10‑Q other than statements of historical fact are forward-looking statements. These forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “build,” “can,” “contemplate,” “continue,” “could,” “should,” “designed,” “estimate,” “project,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “strategy,” “seek,” “target,” “will,” “would,” and other words and terms of similar meaning, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, statements about:
•the potential therapeutic benefits, safety profile and effectiveness of vadadustat;
•delivering value broadly to the kidney community, as well as others who may benefit from our medicines, will result in delivering value for stockholders;
•our pipeline and portfolio, including its potential, and our related research and development activities;
•the timing of or likelihood of regulatory filings and approvals, including with respect to labeling or other restrictions, such as the anticipated timing of a response by the FDA to our resubmission of our new drug application for vadadustat following our receipt of a complete response letter from the FDA, and potential indications for vadadustat;
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
•our and our collaborators’ strategy, plans and expectations with respect to the development, manufacturing, supply, commercialization, launch, marketing and sale of Auryxia, Vafseo® and vadadustat, if approved, and the associated timing thereof;
•our collaborator's plans with respect to commercializing Vafseo® in Europe;
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
•our facilities, lease commitments and future availability of facilities;
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

RISK FACTORS SUMMARY
Investing in our common stock involves numerous risks, including the risks summarized below and described in further detail in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. These risks include, but are not limited to, the following:
•We have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses and cannot guarantee when, if ever, we will become profitable or attain positive cash flows.
•We may require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed, or on acceptable terms, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
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
•We may engage in strategic transactions to acquire assets, businesses, or rights to products, product candidates or technologies or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.
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
•Our business is substantially dependent on the commercial success of Auryxia and vadadustat, if approved. If we are unable to continue to successfully commercialize Auryxia, our results of operations and financial condition will be materially harmed.
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
•The commercialization of Riona® and Vafseo in Japan, Vafseo in Europe and other territories where it is approved, and our current and potential future efforts with respect to the development and commercialization of our products and product candidates outside of the United States subject us to a variety of risks associated with international operations, which could materially adversely affect our business.
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
•We may not be able to obtain marketing approval for vadadustat or any other product candidate, or we may experience significant delays in doing so, any of which would materially harm our business.
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

Akebia Therapeutics, Inc.
Form 10-Q
For the Quarter Ended September 30, 2023

In this Quarterly Report on Form 10-Q, unless otherwise stated or the context otherwise requires, references to “Akebia,” “we,” “us,” “our,” “the Company,” "our Company" and similar references refer to Akebia Therapeutics, Inc. and, where appropriate, its consolidated subsidiaries. On December 12, 2018, in connection with the consummation of the merger (Merger) with Keryx Biopharmaceuticals, Inc. (Keryx), Keryx became a wholly owned subsidiary of the Company.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 1

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$46,529	$90,466
Inventories	18,442	21,568
Accounts receivable, net	22,592	40,284
Prepaid expenses and other current assets	22,039	32,864
Total current assets	109,602	185,182
Property and equipment, net	4,023	5,214
Operating right-of-use assets	13,414	29,158
Intangible asset, net	45,053	72,084
Goodwill	59,044	59,044
Other long-term assets	3,862	5,372
Total assets	$234,998	$356,054
Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$9,038	$18,021
Accrued expenses and other current liabilities	62,664	75,777
Short-term deferred revenue	—	3,738
Current portion of long-term debt	8,000	32,000
Total current liabilities	79,702	129,536
Deferred revenue, net of current portion	43,296	43,296
Long-term operating lease liabilities	10,227	28,961
Embedded debt derivative	760	760
Long-term debt, net	34,613	34,078
Liability related to sale of future royalties	56,061	57,484
Refund liability to customer	40,346	40,992
Other long-term liabilities	9,415	15,717
Total liabilities	274,420	350,824
Commitments and contingencies (Note 12)
Stockholders' (deficit) equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock $0.00001 par value; 350,000,000 shares authorized at September 30, 2023 and December 31, 2022; 188,313,807 and 184,135,714 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	1,570,134	1,562,247
Accumulated other comprehensive income	6	6
Accumulated deficit	(1,609,564)	(1,557,025)
Total stockholders' (deficit) equity	(39,422)	5,230
Total liabilities and stockholders' (deficit) equity	$234,998	$356,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 2

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022
Revenues
Product revenue, net	$40,118	$41,989	$117,068	$126,670
License, collaboration and other revenue	1,928	6,725	21,359	110,032
Total revenues	42,046	48,714	138,427	236,702
Cost of goods sold
Product	8,998	29,270	28,452	61,965
Amortization of intangible asset	9,011	9,011	27,032	27,032
Total cost of goods sold	18,009	38,281	55,484	88,997
Operating expenses:
Research and development	13,330	28,028	53,214	97,888
Selling, general and administrative	22,710	31,887	74,797	108,693
License expense	864	743	2,381	2,323
Restructuring	169	180	181	14,711
Total operating expenses	37,073	60,838	130,573	223,615
Loss from operations	(13,036)	(50,405)	(47,630)	(75,910)
Other income (expense)
Interest expense	(1,410)	(3,952)	(4,614)	(14,051)
Other (expense) income	(43)	1,167	229	2,712
Loss on extinguishment of debt	—	(906)	—	(906)
Loss on termination of lease	—	—	(524)	—
Net loss	$(14,489)	$(54,096)	$(52,539)	$(88,155)
Comprehensive loss	$(14,489)	$(54,096)	$(52,539)	$(88,155)

Net loss per share:
Basic and diluted	$(0.08)	$(0.29)	$(0.28)	$(0.48)

Weighted average common shares outstanding:
Basic and diluted	188,306,350	183,882,446	186,643,878	182,375,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Akebia Therapeutics, Inc. | Form 10-Q | Page 3

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(dollars in thousands)	Shares	Amount
Balance at December 31, 2021	177,000,963	$1	$1,536,800	$6	$(1,462,799)	$74,008
Issuance of common stock, net of issuance costs	4,404,600	1	7,177	—	—	7,178
Proceeds from sale of stock under employee stock purchase plan	191,146	—	367	—	—	367
Stock-based compensation expense	—	—	4,536	—	—	4,536
Restricted stock unit vesting	1,789,326	—	—	—	—	—
Net loss	—	—	—	—	(63,509)	(63,509)
Balance at March 31, 2022	183,386,035	$2	$1,548,880	$6	$(1,526,308)	$22,580
Stock-based compensation expense	—	—	6,841	—	—	6,841
Exercise of options	142,440	—	67	—	—	67
Restricted stock unit vesting	176,179	—	—	—	—	—
Net income	—	—	—	—	29,449	29,449
Balance at June 30, 2022	183,704,654	$2	$1,555,788	$6	$(1,496,859)	$58,937
Proceeds from sale of stock under employee stock purchase plan	144,000	—	43	—	—	43
Share-based compensation expense	—	—	3,375	—	—	3,375
Restricted stock unit vesting	102,929	—	—	—	—	—
Net loss	—	—	—	—	(54,096)	(54,096)
Balance at September 30, 2022	183,951,583	$2	$1,559,206	$6	$(1,550,955)	$8,259

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(dollars in thousands)	Shares	Amount
Balance at December 31, 2022	184,135,714	$2	$1,562,247	$6	$(1,557,025)	$5,230
Proceeds from sale of stock under employee stock purchase plan	103,500	—	34	—	—	34
Stock-based compensation expense	—	—	2,489	—	—	2,489
Restricted stock unit vesting	1,596,732	—	—	—	—	—
Net loss	—	—	—	—	(26,878)	(26,878)
Balance at March 31, 2023	185,835,946	$2	$1,564,770	$6	$(1,583,903)	$(19,125)
Stock-based compensation expense	—	—	3,490	—	—	3,490
Restricted stock unit vesting	2,292,923	—	—	—	—	—
Net loss	—	—	—	—	(11,172)	(11,172)
Balance at June 30, 2023	188,128,869	$2	$1,568,260	$6	$(1,595,075)	$(26,807)
Proceeds from sale of stock under employee stock purchase plan	96,694	—	50	—	—	50
Stock-based compensation expense	—	—	1,824	—	—	1,824
Restricted stock unit vesting	88,244	—	—	—	—	—
Net loss	—	—	—	—	(14,489)	(14,489)
Balance at September 30, 2023	188,313,807	$2	$1,570,134	$6	$(1,609,564)	$(39,422)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 4

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Operating Activities:
Net loss	$(52,539)	$(88,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,191	1,246
Amortization of intangible asset	27,032	27,032
Non-cash interest expense related to sale of future royalties	—	6,352
Non-cash royalty revenue related to sale of future royalties	(1,423)	(1,195)
Non-cash collaboration revenue	—	(9,550)
Non-cash research and development expense	782	3,941
Non-cash interest expense	1,318	1,467
Non-cash operating lease expense	(1,221)	(1,818)
Non-cash write-off from termination of lease	(825)	—
Non-cash loss on extinguishment of debt	—	406
Write-down of inventory	1,327	10,002
Change in excess inventory purchase commitments	—	14,095
Stock-based compensation expense	7,803	14,808
Change in fair value of embedded debt derivative	—	(1,060)
Changes in operating assets and liabilities:
Accounts receivable	17,692	28,312
Inventory	9,238	(5,365)
Prepaid expenses and other current assets	10,043	9,798
Other long-term assets	(8,175)	21,031
Accounts payable	(9,747)	(17,420)
Accrued expense and other current liabilities	(13,735)	(21,534)
Operating lease liabilities	1,128	1,771
Deferred revenue	(3,738)	2,181
Other long-term liabilities	(7,227)	(14,820)
Net cash used in operating activities	(21,076)	(18,475)
Investing Activities:
Purchases of equipment	—	(114)
Net cash used in investing activities	—	(114)
Financing Activities:
Proceeds from refund liabilities to customers	—	40,000
Proceeds from issuance of common stock, net of issuance costs	—	7,122
Proceeds from issuances of stock under employee stock purchase plan	84	410
Proceeds from the exercise of stock options	—	67
Repayments of term debt	(24,000)	(33,000)
Net cash (used in) provided by financing activities	(23,916)	14,599
Decrease in cash, cash equivalents and restricted cash	(44,992)	(3,990)
Cash, cash equivalents and restricted cash — beginning of period	93,169	151,839
Cash, cash equivalents and restricted cash — end of period	$48,177	$147,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 5

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.NATURE OF BUSINESS
Organization
Akebia Therapeutics, Inc., and it's subsidiaries, referred to as Akebia or the Company, was incorporated in the State of Delaware in 2007. Akebia is a fully integrated biopharmaceutical company with the purpose of bettering the lives of people impacted by kidney disease. The Company has one commercial product, Auryxia® (ferric citrate), which is approved by the U.S. Food and Drug Administration, or FDA, and marketed for two indications in the United States: the control of serum phosphorus levels in adult patients with chronic kidney disease, or CKD, on dialysis, or DD-CKD, and the treatment of iron deficiency anemia, or IDA, in adult patients with CKD not on dialysis, or NDD-CKD. Ferric citrate is also approved and marketed in Japan as an oral treatment for IDA in adult patients for the improvement of hyperphosphatemia in such patients with DD-CKD and NDD-CKD under the trade name Riona (ferric citrate hydrate).
Vadadustat, the Company’s lead investigational product candidate, is an investigational oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor designed to mimic the physiologic effect of altitude on oxygen availability. On March 29, 2022, the Company received a complete response letter, or CRL, from the FDA, which provided that it could not approve the new drug application, or NDA, for vadadustat for the treatment of anemia due to CKD in adult patients in its present form. In October 2022, the Company submitted a Formal Dispute Resolution Request with the FDA and in May 2023, the Office of New Drugs, or OND, denied the Company's appeal but provided a path forward for the Company to resubmit the NDA for vadadustat for the treatment of anemia due to CKD for dialysis dependent patients without the need for the Company to generate additional clinical data. In September 2023, the Company completed its resubmission to its NDA for vadadustat for the treatment of anemia due to CKD for dialysis dependent patients. In October 2023, the FDA acknowledged that the resubmission was complete, classified it as a Class 2 response and set a user fee goal date, or PDUFA date, of March 27, 2024.
In April 2023, the European Commission, or EC, approved the marketing authorization of vadadustat under the trade name Vafseo for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. The marketing authorization of vadadustat under the trade name Vafseo for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis was subsequently approved in May 2023 in the United Kingdom, or UK, by the Medicines and Healthcare products Regulatory Agency, in June 2023 in Switzerland by the Swiss Agency for Therapeutics Products, in March 2023 in Korea by the Ministry of Food and Drug Safety (under trade name Vadanem) and in September 2023 in Australia and Taiwan by the Therapeutic Goods Administration, or TGA, and Taiwan Food and Drug Administration, respectively. In May 2023, the Company entered into a License Agreement, or the Medice License Agreement, with MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, pursuant to which the Company granted Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in patients with CKD in the European Economic Area, the UK, Switzerland and Australia, or the Medice Territory. Vadadustat is also approved in Japan as a treatment for anemia due to CKD in both DD-CKD and NDD-CKD patients under the trade name Vafseo, and marketed and sold in Japan by Mitsubishi Tanabe Pharma Corporation, or MTPC.
Additionally, following regulatory approval of vadadustat in Japan, the Company began recognizing royalty revenues from MTPC from the sale of Vafseo in August 2020. In February 2021, the Company entered into a royalty interest acquisition agreement with HealthCare Royalty Partners IV, L.P., or HCR, or Royalty Agreement, whereby the Company sold its right to receive royalties and sales milestones under its Collaboration Agreement with MTPC, or MTPC Agreement, subject to certain caps and other terms and conditions (see Note 4 for additional information). The Company has not generated a profit to date, and may never generate profits, from product sales. Vadadustat and the Company’s other potential product candidates are subject to long development cycles, and the Company may be unsuccessful in its efforts to develop, obtain marketing approval for or market vadadustat and its other potential product candidates.
Going Concern
Since inception, the Company has devoted most of its resources to research and development, including its preclinical and clinical development activities, commercializing Auryxia and providing general and administrative support for these operations. The Company began recording revenue from the U.S. sales of Auryxia in 2014 and revenue from sublicensing rights to Auryxia in Japan from the Company’s Japanese partners, Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd., collectively, JT and Torii, in December 2018. In addition, the Company continues to explore additional development opportunities to expand its pipeline and portfolio of novel therapeutics. If the Company does not successfully commercialize vadadustat, if approved, or any other potential product candidate, it may be unable to achieve profitability.
As of September 30, 2023, the Company had cash and cash equivalents of approximately $46.5 million. Based on its current operating plan, the Company believes its cash resources and the cash the Company expects to generate from product, royalty and license revenues will be sufficient to fund its current operating plan for at least twelve months from the filing of this Quarterly Report on Form 10-Q. However, if the Company’s operating performance deteriorates significantly from the levels expected in the Company’s operating plan, or if vadadustat is not approved in the U.S., it would affect the Company’s liquidity and its ability to continue as a going concern in the future. The Company expects to finance future cash needs through
Akebia Therapeutics, Inc. | Form 10-Q | Page 6

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

product revenue and royalty and license revenue and, if the Company believes its resources are insufficient to satisfy its liquidity requirements, the Company may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions or a combination of these approaches. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund its operating plan for the period of time anticipated by the Company, or that additional funding will be available on terms acceptable to the Company, or at all.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022, and notes thereto, which are included in the Company's Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A that was filed with the Securities and Exchange Commission, or SEC, on August 28, 2023, or 2022 Annual Report on Form 10-K/A. Since the date of those financial statements, there have been no material changes to the Company's significant accounting policies.
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or any other future period.
Basis of Presentation and Principals of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., or GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements herein.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities as of and during the reported period. On an ongoing basis, management evaluates its estimates. Management bases its estimates and assumptions on historical experience when available and on various factors, including expected business and operational changes, sensitivity and volatility associated with the assumption that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of the assets and liabilities that are not readily apparent from other sources. In certain circumstances, management must apply significant judgment in this process. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management selects an amount that falls within that range of reasonable estimates. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period they become known.
Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to: accrued expenses, right-of-use assets and liabilities, embedded debt derivative, refund liabilities to customers, other long-term liabilities, stock-based compensation expense and certain judgments regarding product and collaboration revenues. including various rebates, returns and reserves related to product sales, non-cash interest expense on the liability related to sale of future royalties, inventories, income taxes, intangible asset and goodwill.
Reconciliation of Cash, Cash Equivalents and Restricted Cash
In determining its cash, cash equivalents and restricted cash, the Company considers only those highly liquid investments, readily convertible to cash which as of September 30, 2023 primarily included funds invested in money market funds. The following table reconciles cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheet to the total amounts showing in the consolidated statement of cash flows:
Akebia Therapeutics, Inc. | Form 10-Q | Page 7

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$46,529	$90,466
Restricted cash included in other long-term assets	1,648	2,703
Total cash, cash equivalents and restricted cash	$48,177	$93,169
3.PRODUCT REVENUE AND RESERVES FOR VARIABLE CONSIDERATION
To date, the Company’s only source of product revenue has been from the U.S. sales of Auryxia. Total net product revenue was $40.1 million and $42.0 million for the three months ended September 30, 2023 and 2022, respectively, and $117.1 million and $126.7 million for the nine months ended September 30, 2023 and 2022, respectively. Product revenue allowance and reserve categories were as follows:

(in thousands)	Chargebacks and Discounts	Rebates, Fees and other Deductions	Product Returns	Total
Balance at December 31, 2022	$1,259	$25,947	$10,896	$38,102
Current provisions related to sales in current year	7,485	58,824	3,513	69,822
Adjustments related to prior year sales	92	(1,924)	(56)	(1,888)
Credits/payments made	(7,993)	(59,318)	(9,736)	(77,047)
Balance at September 30, 2023	$843	$23,529	$4,617	$28,989

(in thousands)	Chargebacks and Discounts	Rebates, Fees and other Deductions	Product Returns	Total
Balance at December 31, 2021	$1,047	$24,173	$10,038	$35,258
Current provisions related to sales in current year	8,544	63,938	4,056	76,538
Adjustments related to prior year sales	(248)	33	(194)	(409)
Credits/payments made	(8,194)	(65,611)	(3,669)	(77,474)
Balance at September 30, 2022	$1,149	$22,533	$10,231	$33,913
Chargebacks, discounts and estimated product returns are recorded as a reduction of revenue in the period the related product revenue is recognized in the unaudited condensed consolidated statement of operations and comprehensive loss. Chargebacks are recorded as a reduction to accounts receivable while discounts, rebates, fees and other deductions are recorded with a corresponding increase to accrued expenses and other current liabilities or accounts payable on the unaudited condensed consolidated balance sheets. Estimated product returns for the period related to product sales are recorded as other long-term liabilities in the unaudited condensed consolidated balance sheet.
Accounts receivable, net related to product sales, was approximately $21.3 million and $37.3 million as of September 30, 2023 and December 31, 2022, respectively.
4.LICENSE, COLLABORATION AND OTHER REVENUE
The Company recognized the following revenues from its license, collaboration and other revenue agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
License, collaboration and other revenue:	2023	2022	2023	2022
MTPC Collaboration Agreement	$487	$5,487	$5,165	$13,885
Otsuka U.S. Agreement	—	—	2,225	86,773
Otsuka International Agreement	—	—	—	5,503
Total collaboration revenue	$487	$5,487	$7,390	$106,161
JT and Torii Sublicense Agreement	1,441	1,238	3,969	3,871
Medice License Agreement	—	—	10,000	—
Total license, collaboration and other revenue	$1,928	$6,725	$21,359	$110,032
Akebia Therapeutics, Inc. | Form 10-Q | Page 8

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present changes in the Company’s contract assets and liabilities (in thousands):

	Nine Months Ended September 30, 2023
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$1,901	$1,426	$(2,847)	$480
Prepaid expenses and other current assets	$781	$—	$(781)	$—
Contract liability:
Deferred revenue	$47,034	$—	$(3,738)	$43,296

	Nine Months Ended September 30, 2022
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$19,094	$92,612	$(109,836)	$1,870
Prepaid expenses and other current assets	$4,309	$9,550	$(8,250)	$5,609
Contract liabilities:
Deferred revenue	$42,380	$66,307	$(64,126)	$44,561
Accounts payable	$3,171	$—	$(3,171)	$—
 (1) Excludes accounts receivable related to amounts due to the Company from product sales of Auryxia which are included in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2023 and 2022.
The Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Recognized in the Period:	2023	2022	2023	2022
Deferred revenue — beginning of the period	$—	$5,047	$—	$29,574
During the three and nine months ended September 30, 2023 and 2022, the Company recognized no revenue from performance obligations satisfied in previous periods.
MTPC Collaboration Agreement
On December 11, 2015, the Company and MTPC entered into the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to vadadustat in Japan and certain other Asian countries, collectively, the MTPC Territory, which was amended effective as of December 2, 2022. In addition, the Company supplies vadadustat to MTPC for both clinical and commercial use in the MTPC Territory. In February 2021, the Company entered into the Royalty Agreement with HCR, whereby the Company sold its right to receive royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions. See Note 5 for additional information and Note 5 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K/A for a more detailed description of the MTPC Agreement.
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
The transaction price was comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received, comprised of $10.0 million relating to the NDA filing
Akebia Therapeutics, Inc. | Form 10-Q | Page 5

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in Japan and $15.0 million relating to regulatory approval of vadadustat in Japan, and (vi) $4.4 million in royalties from net sales of Vafseo. As of September 30, 2023, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. During the three and nine months ended September 30, 2023, the Company recognized revenue from MTPC royalties totaling approximately $0.5 million and $1.4 million, respectively, and approximately $0.4 million and $1.2 million during the three and nine months ended September 30, 2022, respectively. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 5 for additional information). The revenue is classified as license, collaboration and other revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2023, there were no accounts receivable, contract assets, payables or deferred revenue recorded in connection with the MTPC Agreement.
Supply of Drug Product to MTPC
On July 15, 2020, the Company and MTPC entered into a supply agreement, or MTPC Supply Agreement, under which the Company supplies vadadustat drug product to MTPC for commercial use in Japan and certain other Asian countries, as contemplated by the MTPC Agreement. See Note 5 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K/A for a more detailed description of this supply agreement.
On December 16, 2022, the Company, MTPC and Esteve Química, S.A., or Esteve, executed an Assignment of Supply Agreement, or Esteve Assignment Agreement, pursuant to which the Supply Agreement between the Company and Esteve, or Esteve Agreement (see Note 12) was assigned to MTPC. The Esteve Assignment Agreement transferred the rights and obligations of the Company under the Esteve Agreement to MTPC, including the obligations under certain purchase orders issued by the Company and accepted by Esteve that will continue to have a binding effect on MTPC to take delivery of the product from Esteve in accordance with the terms of the Esteve Agreement. The Company has no further obligation to take delivery of, or pay for, product delivered by Esteve.
The Company recognized no revenue and $3.7 million in revenue under the MTPC Supply Agreement during the three and nine months ended September 30, 2023, respectively, and $5.1 million and $12.7 million in revenue during the three and nine months ended September 30, 2022, respectively. Due to the Esteve Agreement, the Company no longer records accounts receivable, deferred revenue or other current liabilities relating to the MTPC Supply Agreement.
Cyclerion License Agreement
On June 4, 2021, the Company entered into a License Agreement, or Cyclerion Agreement, with Cyclerion Therapeutics Inc., or Cyclerion, pursuant to which Cyclerion granted the Company an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate stimulator.
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
CSL Vifor License Agreement
On May 12, 2017, the Company entered into a License Agreement, as amended and restated on February 18, 2022, or the Vifor Agreement, with Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor, which grants CSL Vifor an exclusive license to sell vadadustat to Fresenius Kidney Care Group LLC, an affiliate of Fresenius Medical Care North America, or FMCNA, and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by the Company, to independent dialysis organizations that are members of certain group purchasing organizations and certain non-retail specialty pharmacies, collectively, the Supply Group, in the United States, or Vifor Territory. CSL Vifor has agreed not to sell or otherwise supply vadadustat until the FDA has granted regulatory approval for vadadustat for the treatment of
Akebia Therapeutics, Inc. | Form 10-Q | Page 6

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

anemia due to CKD in adult patients with DD-CKD in the Vifor Territory and until CSL Vifor has entered a supply agreement with the applicable member of the Supply Group.
The Vifor Agreement is structured as a profit share arrangement between the Company and CSL Vifor in which the Company will receive approximately 66% of the profits, net of certain pre-specified costs. In addition, CSL Vifor made an upfront payment to the Company of $25.0 million in February 2022 in connection with the amendment and restatement of the Vifor Agreement, which was recorded as long-term deferred revenue in the accompanying unaudited condensed consolidated balance sheet.
Unless earlier terminated, the Vifor Agreement will expire upon the later of the expiration of all patents that claim or cover vadadustat or expiration of marketing or regulatory exclusivity for vadadustat in the Vifor Territory. CSL Vifor may terminate the Vifor Agreement in its entirety upon 30 months' prior written notice after the first anniversary of the receipt of regulatory approval, if approved from the FDA for vadadustat for dialysis-dependent CKD patients. The Company may terminate the Vifor Agreement in its entirety for convenience, following the earlier of a certain period of time elapsing or following certain specified regulatory events and upon six months’ prior written notice. If the Company so terminates for convenience, subject to specified exceptions, the Company will pay a termination fee to CSL Vifor. In addition, either party may, subject to a cure period, terminate the Vifor Agreement in the event of the other party’s uncured material breach or bankruptcy.
Investment Agreement
In connection with the Vifor Agreement, in May 2017, the Company and CSL Vifor entered into an investment agreement, or First Investment Agreement, pursuant to which the Company sold an aggregate of 3,571,429 shares of the Company’s common stock, or 2017 Shares, to CSL Vifor at a price per share of $14.00 for a total of $50.0 million.
On February 18, 2022, in connection with the amendment and restatement, the Company and CSL Vifor entered into an investment agreement, or Second Investment Agreement, pursuant to which the Company sold an aggregate of 4,000,000 shares of its common stock, or 2022 Shares, to CSL Vifor at a price per share of $5.00 for a total of $20 million on February 22, 2022.
The amounts representing the premium over the closing stock price and the amount paid of $4.7 million under the First Investment Amendment and $13.6 million under the Second Investment Amendment were determined by the Company to represent consideration related to the Vifor Agreement and recorded as long-term deferred revenue in long-term liabilities on the unaudited condensed consolidated financial statements.
CSL Vifor agreed to a lock-up restriction not to sell the 2017 Shares or the 2022 Shares for a period of time following the effective date of the First Investment Agreement and Second Investment Agreement, respectively, which restriction with respect to the 2017 Shares has expired. The First Investment Agreement and the Second Investment Agreement each contain a customary standstill agreement.
In addition, the First Investment Agreement and Second Investment Agreement contain voting agreements made by CSL Vifor with respect to the 2017 Shares and 2022 Shares, respectively. The 2017 Shares and 2022 Shares have not been registered pursuant to the Securities Act of 1933, as amended, or the Securities Act, and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder as the transaction did not involve any public offering within the meaning of Section 4(a)(2) of the Securities Act. See Note 5 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K/A for a more detailed description of the Vifor Agreement.
Revenue Recognition
The Company identified one performance obligation under the Vifor Agreement, as amended, the deliverable of the license. Thus until the license is delivered, the transaction price of $43.3 million which is comprised of the up-front payment of $25.0 million and the premiums paid by CSL Vifor on the First Investment Agreement and Second Investment Agreement of $4.7 million and $13.6 million, respectively, will remain in long-term deferred revenue in the accompanying unaudited condensed consolidated balance sheet.
Under the Vifor Agreement, these payments from CSL Vifor are non-refundable and non-creditable against any other amount due to the Company. In addition, if the Centers for Medicare & Medicaid Services, or CMS, determines that vadadustat is excluded from the Transitional Drug Add-on Payment Adjustment, or TDAPA, the Company can terminate the Vifor Agreement and will be required to repay the up-front payment of $25.0 million and the premiums paid by CSL Vifor of $18.3 million.
Refund Liability to Customer
Pursuant to the Vifor Agreement, CSL Vifor contributed $40.0 million to a working capital fund established to fund approximately 50% of the Company’s costs of purchasing vadadustat from its contract manufacturers, or Working Capital
Akebia Therapeutics, Inc. | Form 10-Q | Page 7

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fund, for the supply of vadadustat for the Vifor Territory already delivered or to be delivered to the Company through the end of 2023. The amount of the Working Capital Fund can be reviewed at specified intervals and may be adjusted based on a number of factors including outstanding supply commitments for vadadustat and agreed upon vadadustat inventory levels held by the Company for the Vifor Territory. Upon termination or expiration of the Vifor Agreement for any reason other than convenience by CSL Vifor (including following receipt of the CRL for vadadustat), the Company will be required to refund the outstanding balance of the Working Capital Fund on the date of termination or expiration.
The Company has determined the Working Capital Fund itself does not represent an obligation to transfer goods or services to CSL Vifor in the future and thus under ASC 606 was recorded as a refund liability. The refund liability is considered a debt arrangement with zero coupon interest and the Company imputes interest on the refund liability at a rate of 15.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield and the expected repayment period. On March 18, 2022, when the $40.0 million was received from CSL Vifor, the Company recorded an initial discount on the refund liability and a corresponding deferred gain on the condensed consolidated balance sheet. The discount on the refund liability is being amortized to interest expense using the effective interest method over the expected term of the Vifor Agreement. The deferred gain is being amortized to interest income on a straight-line basis over the expected term of the Vifor Agreement. The amortization of the discount was $0.7 million and $2.4 million for the three and nine months ended September 30, 2023, respectively, and $1.1 million and $2.3 million for the three and nine months ended September 30, 2022, respectively. The amortization of the deferred gain was $1.0 million and $3.0 million for the three and nine months ended September 30, 2023, respectively, and $0.9 million and $1.8 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the $40.3 million refund liability is classified as a long-term liability based on management's estimated timing of the repayment of the refund liability to Vifor exceeding one-year.
Panion License Agreement
The Company had a license agreement, which was amended from time to time, with Panion & BF Biotech, Inc., or Panion, under which Keryx Biopharmaceuticals, Inc., or Keryx, the Company's wholly owned subsidiary, was the contracting party, or Panion License Agreement, pursuant to which Keryx in-licensed the exclusive worldwide rights, excluding certain Asian-Pacific countries, or Licensor Territory, for the development and commercialization of ferric citrate.
On April 17, 2019, the Company and Panion entered into a second amended and restated license agreement, or Panion Amended License Agreement, which amends and restates in full the Panion License Agreement, effective as of April 17, 2019. The Panion Amended License Agreement provides Keryx with an exclusive license under Panion-owned know-how and patents with the right to sublicense, develop, make, use, sell, offer for sale, import and export ferric citrate worldwide, excluding the Licensor Territory. The Panion Amended License Agreement also provides Panion with an exclusive license under the Keryx-owned patents, with the right to sublicense (with the Company’s written consent), develop, make, use, sell, offer for sale, import and export ferric citrate in certain countries in the Licensor Territory. Under the Panion Amended License Agreement, Panion is eligible to receive from the Company or any sublicensee royalty payments based on a mid-single digit percentage of sales of ferric citrate in the Company’s licensed territories. The Company is eligible to receive from Panion or any sublicensee royalty payments based on a mid-single digit percentage of net sales of ferric citrate in Panion’s licensed territories. See Note 5 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K/A for a more detailed description of this license agreement.
The Company recognized royalty payments due to Panion of approximately $3.1 million and $9.3 million during the three and nine months ended September 30, 2023, respectively, and $2.9 million and $9.5 million during the three and nine months ended September 30, 2022, respectively, relating to the Company’s sales of Auryxia in the United States and JT and Torii’s net sales of Riona in Japan.
JT and Torii Sublicense Agreement
The Company has an Amended and Restated Sublicense Agreement, which was amended in June 2013, with JT and Torii, or JT and Torii Sublicense Agreement, under which Keryx, the Company’s wholly owned subsidiary, remains the contracting party. Under the JT and Torii Sublicense Agreement, JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate hydrate in Japan. JT and Torii are responsible for the future development and commercialization costs in Japan. See Note 5 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K/A for a more detailed description of this sublicense agreement.
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
The Company recognized license revenue of $1.4 million and $4.0 million during the three and nine months ended September 30, 2023, respectively, and $1.2 million and $3.9 million during the three and nine months ended September 30, 2022, respectively, related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.
Averoa License Agreement
On December 22, 2022, the Company and Averoa SAS, or Averoa, entered into a license agreement, or Averoa License Agreement, pursuant to which the Company granted to Averoa an exclusive license to develop and commercialize ferric citrate, or Averoa Licensed Product, in the European Economic Area, Turkey, Switzerland and the United Kingdom, or Averoa Territory.
Under the Averoa License Agreement, the Company is entitled to receive tiered escalating royalties ranging from a mid-single digit percentage to a low double-digit percentage of Averoa's annual net sales in the Averoa Territory, including certain minimum royalty amounts in certain years, and subject to reduction in certain circumstances. The Company and Averoa have established a joint steering committee to oversee the development, manufacturing and commercialization of the Averoa Licensed Product in the Averoa Territory. The Averoa License Agreement expires on the date of expiration of all royalty obligations due thereunder with respect to the Averoa Licensed Product on a country-by-country basis in the Averoa Territory, unless earlier terminated in accordance with the Averoa License Agreement.
The Averoa License Agreement provides that the Company and Averoa will enter into a supply agreement pursuant to which the Company will supply the Averoa Licensed Product to Averoa for commercial use in the Averoa Territory. The Company will have the right to terminate the supply agreement upon 24 months' notice, which may be provided on or after January 1, 2024. As of September 30, 2023, the Company and Averoa have not yet entered into a supply agreement.
A more detailed description of the Averoa License Agreement can be found in Note 5 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K/A.
Medice License Agreement
On May 24, 2023, or Medice Effective Date, the Company and Medice entered into the Medice License Agreement, pursuant to which the Company granted to Medice an exclusive license to develop and commercialize vadadustat, or Medice Licensed Product, for the treatment of anemia in adult patients with chronic kidney disease in the Medice Territory.
Under the Medice License Agreement, the Company received an up-front payment of $10.0 million and is entitled to receive the following payments:
(i)     commercial milestone payments up to an aggregate of $100.0 million, and
(ii)     tiered royalties ranging from 10% to 30% of Medice's annual net sales of the Medice Licensed Product in the Medice Territory, subject to reduction in certain circumstances.
The royalties will expire on a country-by-country basis upon the latest to occur of (a) the date of expiration of the last-to-expire valid claim of any Company, Medice or joint patent that covers the Medice Licensed Product in such country in the Medice Territory, (b) the date of expiration of data or regulatory exclusivity for the Medice Licensed Product in such country in the Medice Territory and (c) the date that is 12 years from first commercial sale of the Medice Licensed Product in such country in the Medice Territory.
Under the Medice License Agreement, the Company retains the right to develop the Medice Licensed Product for non-dialysis patients with anemia due to chronic kidney disease in the Medice Territory. If the Company develops the Medice Licensed Product for non-dialysis patients and such Medice Licensed Product receives marketing approval in the Medice Territory, Medice will commercialize the Medice Licensed Product for both indications in the Medice Territory. In this instance, the Company would receive 70% of the net product margin of any sales of the Medice Licensed Product in the non-dialysis patient population, unless Medice requests to share the cost of the development necessary to gain approval to market the Medice Licensed Product for non-dialysis patients in the Medice Territory and the parties agree on alternative financial terms. If the Company develops the licensed product for non-dialysis patients, the Company has determined that the activities under the Medice License Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, if the Company develops the Medice Licensed Product for non-dialysis patients the Company will account for the joint activities in accordance with ASC No. 808, Collaborative Arrangements, or ASC 808. Additionally, the Company has determined that in the
Akebia Therapeutics, Inc. | Form 10-Q | Page 9

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

context of the development of the Medice Licensed Product for non-dialysis patients, Medice does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, the activities conducted pursuant to development activities for the Medice Licensed Product for non-dialysis patients will be accounted for as a component of the related expense in the period incurred.
The Company and Medice expect in the future to establish a joint steering committee to oversee the development and commercialization of the Medice Licensed Product in the Medice Territory.
The Medice License Agreement expires on the date of expiration of all payment obligations due thereunder with respect to the Medice Licensed Product in the last country in the Medice Territory, unless earlier terminated in accordance with the terms of the Medice License Agreement. Either party may, subject to a cure period, terminate the Medice License Agreement in the event of the other party's uncured material breach. Medice has the right to terminate the Medice License Agreement in its entirety for convenience upon 12 months' prior written notice delivered on or after the date that is 12 months after the Medice Effective Date.
The Medice License Agreement includes customary terms relating to, among others, indemnification, confidentiality, remedies, and representations and warranties. The Medice License Agreement provides that the Company and Medice will enter into a supply agreement pursuant to which the Company will supply the Medice Licensed Product to Medice for commercial use in the Medice Territory.
Revenue Recognition
The Company evaluated the elements of the Medice License Agreement in accordance with the provisions of ASC 606 and concluded Medice is a customer. The Company's arrangement with Medice contains one material promise under the contract at inception, which is the exclusive license under the Company's intellectual property to develop and commercialize the Medice Licensed Product in the Medice Territory during the term of the Medice License Agreement and use the Akebia Trademark solely in connection with the commercialization of the Medice Licensed Product, or License Deliverable.
The Company identified one performance obligation in connection with its obligations under the Medice License Agreement, which is the License Deliverable, or License Performance Obligation. The transaction price at inception was comprised of the up-front payment of $10.0 million, of which the Company received $8.6 million during the quarter ended June 30, 2023. The remaining $1.4 million was withheld by the German Federal Tax Office and is included in other long-term assets on the condensed consolidated balance sheet as of September 30, 2023.
Pursuant to the terms of the Medice License Agreement, the up-front payment of $10.0 million is non-refundable and non-creditable against any other amount due to the Company and was allocated to the License Performance Obligation, which was satisfied as of the Medice Effective Date. As such, the Company recognized the $10.0 million up-front payment as License, collaboration and other revenue in the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2023.
In accordance with ASC 606, the Company will recognize sales-based royalties and milestone payments at the later of when the performance obligation is satisfied or the related sales occur.
Past Collaboration and License Agreements
U.S. Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.
On December 18, 2016, the Company entered into a collaboration and license agreement, or Otsuka U.S. Agreement, with Otsuka Pharmaceutical Co. Ltd., or Otsuka. The collaboration was focused on the development and commercialization of vadadustat in the United States. The Company was responsible for leading the development of vadadustat, for which it submitted an NDA to the FDA in March 2021, and for which it received the CRL in March 2022.
On May 12, 2022, the Company received notice from Otsuka that Otsuka had elected to terminate the Otsuka U.S. Agreement and the April 25, 2017 collaboration and license agreement with Otsuka, or Otsuka International Agreement.
On June 30, 2022, the Company and Otsuka entered into the Termination and Settlement Agreement, or Termination Agreement, pursuant to which, among other things, the Company and Otsuka agreed to terminate the Otsuka U.S. Agreement and the Otsuka International Agreement as of June 30, 2022.
The Company did not recognize collaboration revenue with respect to the Otsuka U.S. Agreement during the three months ended September 30, 2023 or 2022. During the nine months ended September 30, 2022, the Company recognized collaboration revenue totaling $86.8 million with respect to the Otsuka U.S. Agreement. During the nine months ended September 30, 2023, the Company recognized $2.2 million in collaboration revenue in connection with the Packaging Validation Transfer Agreement entered into with Otsuka on April 20, 2023. The Company evaluated the agreement under ASC
Akebia Therapeutics, Inc. | Form 10-Q | Page 10

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

606 and concluded it was closely tied to the prior collaboration revenue agreements and under ASC606 recognized collaboration revenue in the current quarter. A more detailed description of the Otsuka U.S. Agreement can be found in Note 5 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K/A.
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
During the three and nine months ended September 30, 2022, the Company recognized no collaboration revenue and $5.5 million with respect to the Otsuka International Agreement, respectively. A more detailed description of this collaboration agreement and the Company's evaluation of this agreement under ASC 606 can be found in Note 5 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K/A.
5.LIABILITY RELATED TO SALE OF FUTURE ROYALTIES
On February 25, 2021, the Company entered into the Royalty Agreement with HCR, pursuant to which the Company sold to HCR its right to receive royalties and sales milestones for vadadustat in Japan and certain other Asian countries, such countries collectively, the MTPC Territory, and such payments collectively the Royalty Interest Payments, in each case, payable to the Company under the MTPC Agreement, subject to an annual maximum “cap” of $13.0 million, or Annual Cap, and an aggregate maximum “cap” of $150.0 million, or Aggregate Cap. The Company received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement. The Company retains the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. Although the Company sold its right to receive royalties and sales milestones for vadadustat in the MTPC Territory as described above, as a result of its ongoing involvement in the cash flows related to these royalties, the Company will continue to account for these royalties as revenue. The Company recognized the proceeds received from HCR as a liability and is amortizing it using the effective interest method over the life of the arrangement. At the transaction date, the Company recorded the net proceeds of $44.8 million as a liability. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future net royalty payments to be made to HCR over the term of the Royalty Agreement. The total threshold of net royalties to be paid, less the net proceeds received, is recorded as interest expense over the life of the liability. The Company imputes interest on the unamortized portion of the liability using the effective interest method. The annual effective interest rate as of September 30, 2023 was 0% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss. On a quarterly basis, the Company reassesses the effective interest rate and adjusts the rate prospectively as needed. A more detailed description of Royalty Agreement can be found in Note 7 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K/A.
The activity within the long-term liability account for the nine months ended September 30, 2023 is as follows (in thousands):

Liability related to sale of future royalties, beginning balance at December 31, 2022	$57,484
MTPC royalties payable	(1,423)
Liability related to sale of future royalties, ending balance at September 30, 2023	$56,061
Akebia Therapeutics, Inc. | Form 10-Q | Page 11

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.FAIR VALUE OF FINANCIAL INSTRUMENTS
The tables below present certain assets and liabilities measured at fair value categorized by the level of input used in the valuation of each asset and liability (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$6,069	$—	$—	$6,069
Long-term liability:
Embedded debt derivative	$—	$—	$760	$760

	December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$52,442	$—	$—	$52,442
Long-term liability:
Embedded debt derivative	$—	$—	$760	$760
Cash and cash equivalents —Money market funds included within cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Embedded debt derivative —As described in Note 10, the Company’s Loan Agreement with Pharmakon contains certain provisions that change the underlying cash flows of the debt instrument, including a potential extension to the interest-only period dependent on both (i) no event of default having occurred and continuing and (ii) the Company achieving certain regulatory and revenue conditions. The Company did not meet one of the regulatory conditions and therefore, the Company is no longer eligible for the interest-only extension period and this no longer changes the underlying cash flows of the debt instrument.
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
The estimated fair value of the embedded debt derivative on both September 30, 2023 and December 31, 2022 was determined using a scenario-based approach and discounted cash flow model that includes principal and interest payments under various cash flow assumptions. Should the Company’s assessment of the probabilities around these scenarios change, including for changes in market conditions, there could be a change to the fair value of the embedded debt derivative. The determination of the fair value of the embedded debt derivative includes inputs not observable in the market and as such, represents Level 3 measurement. The methodology utilized requires inputs based on certain subjective assumptions, specifically, probabilities of acceleration of the obligations under the Loan Agreement by Pharmakon under certain events of default. The probabilities used in the valuation of the embedded debt derivative included a 95% probability that the obligations under the Loan Agreement will not be accelerated due to an event of default under the Loan Agreement.
The fair value of the embedded debt derivative related to the Company’s Loan Agreement with Pharmakon was $0.8 million as of September 30, 2023 and December 31, 2022.
Akebia Therapeutics, Inc. | Form 10-Q | Page 12

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.INVENTORIES
Inventories consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Work-in-process	$2,640	$7,892
Finished goods	15,802	13,676
Inventories, current	$18,442	$21,568
Raw materials included in other long-term assets	848	610
Total inventories	$19,290	$22,178
For the period ended December 31, 2022, inventory consisted only of inventory related to our commercial product, Auryxia. On April 24, 2023, or the EC Marketing Authorization Date, vadadustat received marketing authorization from the EC under the trade name Vafseo. Costs associated with converting the vadadustat drug substance to finished goods after the EC Marketing Authorization Date, which will be used to supply Europe, have been capitalized as inventory on the condensed consolidated balance sheet of the Company as of September 30, 2023.
Inventory written down for Auryxia as a result of excess, obsolescence, scrap or other reasons charged to cost of goods in the unaudited condensed consolidated statement of operations and comprehensive loss totaled approximately $0.7 million and $2.6 million during the three months ended September 30, 2023 and 2022, respectively, and $1.3 million and $10.0 million during the nine months ended September 30, 2023 and 2022, respectively.
The Company records advance payments for vadadustat drug substance that it expects to use for the potential US launch as prepaid manufacturing costs. Upon the quality release of the vadadustat batches and transfer of title to the Company, the Company records the cost as research and development expense. As of September 30, 2023 and December 31, 2022, the Company had $15.6 million of prepaid manufacturing costs for vadadustat drug substance expected to be used in the potential U.S. launch of vadadustat included in other current assets on the condensed consolidated balance sheet.
8.INTANGIBLE ASSET AND GOODWILL
Intangible Asset
Intangible asset, net of accumulated amortization, prior impairments and adjustments as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023			December 31, 2022
Intangible asset:	Gross Carrying Value	Accumulated Amortization	Net Book Value	Net Book Value	Estimated Useful Life
Developed product rights for Auryxia	$214,705	$(169,652)	$45,053	$72,084	6 years
The Company recorded $9.0 million in amortization expense for each of the three month periods ended September 30, 2023 and 2022, and $27.0 million for each of the nine month periods ended September 30, 2023 and 2022.
Goodwill
The Company assesses goodwill for impairment annually, or under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be an impairment. As of September 30, 2023 and December 31, 2022, the Company had goodwill of $59.0 million and no accumulated impairment losses related to goodwill recorded in connection with the December 2018 merger with Keryx.
9.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consists of the following (in thousands):
Akebia Therapeutics, Inc. | Form 10-Q | Page 13

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2023	December 31, 2022
Product revenue allowances	$23,834	$26,268
Product return reserves, current portion	3,312	7,789
Compensation and related benefits	7,204	11,481
Operating lease liabilities, current portion	4,861	4,744
Royalties	3,076	3,804
Professional fees	4,648	1,886
Accrued manufacturing costs	4,156	4,310
BioVectra termination fees	5,000	—
Clinical trial costs	312	5,755
Restructuring costs	617	2,751
Other	5,644	6,989
Total accrued expenses and other current liabilities	$62,664	$75,777
Accrued manufacturing costs includes the costs associated with the Company's commercial product Auryxia and vadadustat, a product for which the Company is seeking approval from the FDA to market in the U.S. and for which the Company recently signed a license agreement with Medice to market in Europe and other territories (see Note 4 for further details).
10.DEBT
Pharmakon Term Loans
On November 11, 2019, the Company, with Keryx as guarantor, entered into a loan agreement, or Loan Agreement, with BioPharma Credit PLC as collateral agent and a lender, or Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, and a Guaranty and Security Agreement with the Collateral Agent. BioPharma Credit PLC subsequently transferred its interest in the loans, solely in its capacity as a lender, to its affiliate, BPCR Limited Partnership. The Collateral Agent and the lenders are collectively referred to as Pharmakon. The Loan Agreement, as amended, consists of a secured term loan facility in an aggregate amount of up to $100.0 million, or Term Loans, which was made available under two tranches: (i) the first tranche of $80.0 million, or Tranche A, and (ii) the second tranche of $20.0 million, or Tranche B. On November 25, 2019, the Company drew $77.3 million on Tranche A, net of fees and expenses of $2.7 million. On December 10, 2020, the Company drew $20.0 million on Tranche B, net of immaterial lender expenses and issuance costs.
On July 15, 2022, or Second Amendment Effective Date, the Company prepaid $25.0 million of the then outstanding principal, $5.0 million on Tranche A and a $20.0 million on Tranche B as well as a $0.5 million prepayment fees under the terms of the Loan Agreement. During the three months ended September 30, 2022, the Company recorded a debt extinguishment loss of $0.9 million. As of September 30, 2023, the Company had $43.0 million of principal outstanding.
The Term Loans, as amended, bear interest through maturity at a variable rate based on the three month Secured Overnight Financing Rate, or SOFR, plus a SOFR adjustment of 0.30% plus 7.50%. The SOFR interest rate was capped at 3.35% through October 31, 2023, the date of the Fourth Amendment to the Loan Agreement, or Fourth Amendment. As of September 30, 2023, the three-month SOFR rate was above the SOFR cap, therefore, the Company's interest rate was 11.15%. The Company recognized interest expense related to the Loan Agreement of $1.4 million and $2.1 million during the three months ended September 30, 2023 and 2022, respectively, and $4.7 million and $7.5 million during the nine months ended September 30, 2023 and 2022, respectively. Unamortized discount and issuance costs were $0.4 million as of September 30, 2023.
The Company was required to make equal quarterly principal payments that started on the 33rd-month anniversary of the applicable Funding Date until November 25, 2024, or Original Maturity Date. The Fourth Amendment, which the Company entered into on October 31, 2023, extended the maturity date to March 31, 2025, or New Maturity Date, and revised the principal payments to monthly principal payments starting in October 2024 on the remaining principal balance of $35.0 million. During the three months ended September 30, 2023, the Company made no quarterly principal payments under the Term Loans. During the nine months ended September 30, 2023, the Company made quarterly principal payments under the Term Loans totaling $24.0 million. Under certain circumstances, unless certain liquidity conditions are met, the Maturity Date may decrease by up to one year, and the Amortization Schedule may correspondingly commence up to one year earlier.
Akebia Therapeutics, Inc. | Form 10-Q | Page 14

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the Company prepays the loan prior to the New Maturity Date, it will be required to make a prepayment fee of 0.50% of such prepayment amount. A change of control, which includes a new entity or group owning a majority (greater than 50%) of the Company's voting stock, triggers a mandatory prepayment of the Term Loans.
The obligations of the Company and Keryx under the Loan Agreement are secured by a first priority lien on certain assets of the Company and Keryx, including Auryxia and certain related assets, cash and certain equity interests held by the Company and Keryx. The Loan Agreement contains various affirmative and negative covenants, including that limit the Company's ability to engage in specified types of transactions and require the Company to maintain one or more controlled cash accounts. In addition, the Loan Agreement, as amended, requires the Company to (i) report quarterly minimum net Auryxia sales for the trailing twelve-month period of $85.0 million, (ii) in certain instances maintain an annual minimum liquidity threshold and (iii) not be subject to any qualification as to going concern in its Annual Reports on Form 10-K. If an event of default occurs, including a qualification as a going concern, and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of September 30, 2023 and December 31, 2022, the Company was in compliance with the covenants under the Pharmakon Loan Agreement.
The Company concluded the contingent put and call features that could require mandatory repayment upon the occurrence of an event of default, default interest rates to be payable and certain other events represent an embedded derivative required to be bifurcated from the debt host instrument and accounted for separately and re-measured at fair value on a quarterly basis. The fair value of the embedded debt derivative related to the Company’s Loan Agreement with Pharmakon was $0.8 million on September 30, 2023 and December 31, 2022. During the nine months ended September 30, 2023, there was no change in fair value of the embedded debt derivative. During the nine months ended September 30, 2022, we recognized a $1.1 million gain in other (expense) income in the consolidated statements of operations and comprehensive loss related to the decrease in the fair value of the embedded debt derivative.
See Note 12 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K/A for further details.
11.CAPITAL STOCK, STOCK-BASED COMPENSATION AND BENEFIT PLAN
Authorized and Outstanding Capital Stock
On June 5, 2020, the Company filed a Certificate of Amendment to its Ninth Amended and Restated Certificate of Incorporation, or its Charter, to increase the number of authorized shares of common stock from 175,000,000 to 350,000,000. As of September 30, 2023, the authorized capital stock of the Company included 350,000,000 shares of common stock, $0.00001 par value per share, of which 188,313,807 and 184,135,714 shares were issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; and 25,000,000 shares of undesignated preferred stock, $0.00001 par value per share, of which no shares were issued and outstanding as of September 30, 2023 and December 31, 2022.
At-the-Market Facility
On April 7, 2022, the Company entered into an Open Market Sale Agreement, or Sales Agreement, with Jefferies LLC, or Jefferies, as agent, for the offer and sale of common stock at current market prices in amounts to be determined from time to time. Also, on April 7, 2022, the Company filed a prospectus supplement relating to the Sales Agreement, pursuant to which it is able to offer and sell under the Sales Agreement up to $26.0 million of its common stock at current market prices from time to time. From the date of filing of the prospectus supplement through the date of the filing of this Quarterly Report on Form 10-Q, the Company has not sold any shares of its common stock under this program.
Terminated At-the-Market Facility
On March 12, 2020, the Company filed a prospectus supplement relating to the Company's sales agreement with Cantor Fitzgerald & Co., or Prior Sales Agreement, pursuant to which it was able to offer and sell up to $65.0 million of its common stock at current market prices from time to time.
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
Stock-Based Compensation and Benefit Plans
The Company incurred stock-based compensation expenses of $1.8 million and $7.8 million for the three and nine months ended September 30, 2023, respectively, and $3.4 million and $14.8 million for the three and nine months ended September 30, 2022, respectively.
Equity Incentive Plans
The following table contains information about our equity plans:

			September 30, 2023
Title of Plan	Group Eligible	Type of Award Granted (or to be Granted)	Awards Outstanding	Additional Awards Authorized for Grant
Keryx Equity Plans(1)(2)*	Employees, directors and consultants	Stock options and RSUs	284,556	—
Akebia Therapeutics, Inc. Amended and Restated 2008 Equity Incentive Plan (the 2008 Plan)(2)	Employees, directors and consultants	Stock options and RSUs	419	—
Akebia Therapeutics, Inc. 2014 Incentive Plan, as amended (2) (3) (the 2014 Plan) (replaces 2008 Plan)	Employees, directors, consultants and advisors	Stock options, RSUs, SARs and performance awards	17,033,234	—
Akebia Therapeutics, Inc. 2023 Stock Incentive Plan(3) (the 2023 Plan) (replaces 2014 Plan)	Employees, officers, directors, consultants and advisors	Stock options, SARs, restricted stock, unrestricted stock, RSUs, performance awards, other share-based awards and dividend equivalents	1,558,500	16,169,791
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
(3)     Includes inducement awards that are subject to the terms and conditions of the applicable plan but were granted as inducement awards consistent with Nasdaq Listing Rule 5635(c)(4): 2,035,832 options outstanding under the 2014 Plan and 653,000 options outstanding under the 2023 Plan.
Common Stock Options and SARs
During the nine months ended September 30, 2023, the Company issued 2,489,500 options to employees under the 2014 Plan and 315,000 options to directors under the 2023 Plan. During the nine months ended September 30, 2023, the Company issued 635,313 SARs to one executive under the 2014 Plan. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. Options and SARs granted by the Company generally vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options and SARs generally vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options and SARs generally expire 10 years after the date of grant.
The Company also maintains an inducement award program with a share pool that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the nine months ended September 30, 2023, the Company granted 704,000 options to purchase shares of the Company’s common stock to new hires as inducements to such employees' entering into employment with the Company, of which 701,000 options remained outstanding as of September 30, 2023.
The Company grants annual service-based stock options to employees and directors and SARs to certain executives under the 2023 and 2014 Plans. In addition, the Company issues stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process. During the nine months ended September 30, 2023, the
Akebia Therapeutics, Inc. | Form 10-Q | Page 16

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company granted options not in connection with the annual grant process with an aggregate grant date fair values of $1.2 million calculated using the Black-Scholes option-pricing model.
The fair value of stock options that vested during the nine months ended September 30, 2023 was $5.3 million.
The combined stock option activity for the nine months ended September 30, 2023, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	11,775,411	$5.82	7.26 years	—
Granted	4,143,813	$0.83	—	—
Expired	(5,989)	$7.43
Canceled and forfeited	(1,299,122)	$5.82	—	—
Outstanding at September 30, 2023	14,614,113	$4.40	7.17 years	$2,345
Exercisable at September 30, 2023	8,215,979	$6.52	5.80 years
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
The Company also grants performance-based restricted stock units, or PSUs, to employees under the 2023 Plan and the 2014 Plan. The PSUs granted by the Company generally vest in connection with the achievement of specified commercial, regulatory and corporate milestones. The PSUs also generally feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized over time based on the probability of meeting such commercial, regulatory and corporate milestones. The Company did not issue any performance-based stock options under the 2023 Plan or the 2014 Plan during the nine months ended September 30, 2023.
Restricted Stock Units
Generally, restricted stock units, or RSUs, granted by the Company vest in one of the following ways: (i) 100% of each RSU grant vests on the first anniversary of the grant date, (ii) one third of each RSU grant vests on the first, second and third anniversaries of the grant date, (iii) 50% of each RSU grant vests on the first anniversary and 25% of each RSU grant vests every six months after the one year anniversary of the grant date, or (iv) one third of each RSU grant vests on the first anniversary and the remaining two thirds vests in eight substantially equal quarterly installments beginning after the one year anniversary, subject, in each case, to the individual’s continued service through the applicable vesting date. The grant-date fair value of the RSUs is recognized as expense on a straight-line basis. The Company determines the fair value of the RSUs based on the closing price of the common stock on the date of the grants.
RSU activity is as follows:

	2014 Plan		2023 Plan
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2022	5,674,406	$2.10	—	—
Granted	2,759,675	$0.68	590,500	$1.50
Vested	(3,971,168)	$1.02	—	—
Forfeited and canceled	(790,817)	$1.05	—	—
Outstanding as of September 30, 2023	3,672,096	$1.31	590,500	$1.50
Akebia Therapeutics, Inc. | Form 10-Q | Page 17

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2023, there was $4.0 million of unrecognized compensation costs related to time-based RSUs which is expected to be recognized over a weighted-average period of 1.75 years.
Employee Stock Purchase Plan
On June 6, 2019, the Company's stockholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP. Under the ESPP substantially all employees may voluntarily enroll to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering period. An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation, and an employee may not purchase more than $25,000 worth of stock during any calendar year. In addition, an employee may not purchase more than 1,500 shares in any offering period. As of September 30, 2023, a total of 4,637,801 shares of the Company’s common stock are available for future issuance under the ESPP. The Company issued 200,194 shares under the ESPP during the nine months ended September 30, 2023.
Stock-Based Compensation Expense
The Black-Scholes option pricing model is used to estimate the fair value of the stock options. The weighted-average assumptions used in calculating the fair values of the rights to acquire stock under the 2023 Plan, the 2014 Plan and inducement awards were as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
Stock Options	2023			2022			2023			2022
Risk-free interest rate	4.08%	-	4.55%	2.68%	-	3.96%	3.54%	-	4.55%	1.69%	-	3.96%
Expected volatility	102.41%	-	107.01%	87.34%	-	88.92%	100.97%	-	111.71%	79.77%	-	91.57%
Expected term (years)	6.25 years	-	6.25 years	6.25 years	-	6.25 years	5.51 years	-	6.25 years	5.51 years	-	6.25 years
Expected dividend yield	—%			—%			—%			—%
Fair value at grant date	$1.38			$0.26			$0.69			$1.19
The Company has classified stock-based compensation in its condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$74	$227	$214	$386
Research and development	403	644	1,604	2,579
Selling, general and administrative	1,135	2,534	5,355	8,590
Restructuring	212	(50)	630	3,253
Total stock-based compensation	$1,824	$3,355	$7,803	$14,808
12.COMMITMENTS AND CONTINGENCIES
Cambridge Leases
The Company leases approximately 65,167 square feet of office and lab space in Cambridge, Massachusetts under a lease which was most recently amended in November 2020, or, collectively, the Cambridge Lease. Under the Third Amendment to the Cambridge Lease, or Third Amendment, executed in July 2016, total monthly lease payments under the initial base rent were approximately $0.2 million and are subject to annual rent escalations. In addition to such annual rent escalations, base rent payments for a portion of said premises commenced on January 1, 2017 in the monthly amount of approximately $22,000. The Fourth Amendment to the Cambridge Lease, executed in May 2017, provided additional storage space to the Company and did not impact rent payments. In April 2018, the Company entered into a Fifth Amendment to the Cambridge Lease (Fifth Amendment) for an additional 19,805 square feet of office space on the 12th floor. Monthly lease payments for the existing 45,362 square feet of office and lab space, under the Third Amendment, remain unchanged. The new space leased by the Company was delivered in September 2018 and additional monthly lease payments of approximately $0.1 million commenced in February 2019 and are subject to annual rent escalations, which commenced in September 2019. In November 2020, the Company entered into a Sixth Amendment to the Cambridge Lease (Sixth Amendment) to extend the term of the Cambridge Lease with respect to the lab space from November 30, 2021 to January 31, 2025. The Sixth Amendment includes two months of free rent starting in December 2020 and additional monthly lease payments of approximately $48,000, which commenced in December 2021, and is subject to annual rent escalations, which commenced in December 2022.
Akebia Therapeutics, Inc. | Form 10-Q | Page 18

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The term of the Cambridge Lease with respect to the office space expires on September 11, 2026, with one five-year extension option available. The renewal option in this real estate lease was not included in the calculation of the right-of-use asset and operating lease liability as the renewal is not reasonably certain. The term of the Cambridge Lease with respect to the lab space expires on January 31, 2025, with an extension option for one additional period through September 11, 2026. The renewal option in this real estate lease was included in the calculation of the right-of-use assets and operating lease liabilities as the renewal is reasonably certain. The lease agreements do not contain residual value guarantees. Operating lease costs were $1.2 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively, and $4.4 million and $5.4 million for the nine months ended September 30, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.4 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively, and $4.5 million and $5.5 million for the nine months ended September 30, 2023 and 2022, respectively. The security deposit in connection with the Cambridge Lease is $1.6 million in the form of a letter of credit, which is included as restricted cash in prepaid expenses and other current assets in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2023.
The Company has not entered into any material short-term leases or financing leases as of September 30, 2023.
Former Boston Lease
Previously, the Company leased 27,924 square feet of office space in Boston, Massachusetts, or Boston Lease. In February 2022, the Company entered into the First Amendment to the Boston Lease, or First Lease Amendment, to extend the term of the Boston Lease from February 2023 to July 2031. The First Lease Amendment included five months of free rent starting in March 2023 and monthly lease payments of $0.2 million commencing on August 1, 2023, with an annual rent escalation of approximately 2% commencing on August 1, 2024. In May 2023, the Company entered into an Assignment and Assumption of Lease Agreement, or Lease Assignment Agreement, with LG Chem Life Sciences Innovation Center, Inc., or LG Chem, pursuant to which the Company assigned all of its rights, title, and interest in, to, and under the Boston Lease to LG Chem, or the Assignment. As part of the Lease Assignment Agreement, the Company made a payment to LG Chem of $1.3 million, or Lease Assignment Amount, and LG Chem assumed all of the rights and obligations of the Company under the Boston Lease. Subsequent to the Assignment, the Company has no further obligations for rent or other payments under the Boston Lease. In accordance with ASC 842, Leases, the Company wrote off the right-of-use asset and lease liability associated with the Boston Lease, and recognized the difference between the right-of-use asset and the lease liability offset by the Assignment Amount as a loss on lease termination in the condensed consolidated statement of operations and comprehensive loss of $0.5 million during the three and six months ended June 30, 2023. Under the terms of the Lease Assignment Agreement the Company was entitled to, and received back, its security deposit of $1.0 million as of June 30, 2023, which had been recorded as restricted cash in prepaid expenses and other current assets in the Company's condensed consolidated balance sheet as of December 31, 2022.
In September 2019, the Company entered into an agreement to sublease the Boston office space to Foundation Medicine, Inc., or Foundation. The sublease was subject and subordinate to the Boston Lease between the Company and the landlord. The term of the sublease commenced on October 16, 2019, upon receipt of the required consent from the landlord for the sublease agreement, and expired on February 27, 2023. Foundation was obligated to pay the Company rent that approximated the rent due from the Company to its landlord with respect to the Boston Lease. Sublease rental income is recorded to other income in the condensed consolidated statement of operations and other comprehensive loss. The Company was obligated for all payment terms pursuant to the Boston Lease, and the Company guaranteed the obligations under the sublease. The Company did not record any sublease rental income for the three months ended September 30, 2023 and recorded $0.3 million in sublease rental income from Foundation during the nine months ended September 30, 2023. The Company recorded sublease rental income of $0.5 million and $1.4 million during the three and nine months ended September 30, 2022, respectively.
Future Lease Commitments
Future commitments under non-cancelable lease agreements are as follows:
Akebia Therapeutics, Inc. | Form 10-Q | Page 19

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Years ending December 31,	Operating Lease Commitments
Remainder of 2023	$1,421
2024	5,741
2025	5,819
2026	3,613
Total lease commitments	$16,594
Less: present value adjustment	(1,501)
Current and long-term operating lease liabilities	$15,093
In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.65% to 6.94%, which were based on the remaining lease term at either the date of adoption of ASC 842 or the effective date of any subsequent lease term extensions. As of September 30, 2023, the remaining lease term for the Cambridge Lease was 2.95 years.
Manufacturing and Unconditional Purchase Commitment Agreements
The Company's contractual obligations include a commercial supply agreement with Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia.
Pursuant to the Master Manufacturing Services and Supply Agreement between the Company and Siegfried, as amended (the most recent amendment having been executed on February 28, 2023), or Siegfried Agreement, the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at a predetermined price. The term of the Siegfried Agreement expires on December 31, 2024, unless otherwise agreed by the parties and subject to the Company's option to extend the term through December 31, 2026 by providing 12 months’ prior written notice to Siegfried. The Siegfried Agreement provides the Company and Siegfried with certain early termination rights. As of September 30, 2023, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $18.1 million through the end of 2024.
On April 9, 2019, the Company and Esteve entered into the Esteve Agreement, which included the terms and conditions under which Esteve would manufacture vadadustat drug substance for commercial use. Pursuant to the Esteve Agreement, the Company provided rolling forecasts to Esteve on a quarterly basis, or the Esteve Forecast. The Esteve Forecast reflected the Company’s needs for vadadustat drug substance produced by Esteve over a certain number of months, represented as a quantity of vadadustat drug substance per calendar quarter. The parties agreed to a volume-based pricing structure under the Esteve Agreement. On December 16, 2022, the Company, MTPC, and Esteve executed the Esteve Assignment Agreement, pursuant to which the Supply Agreement between the Company and Esteve was assigned to MTPC. The Esteve Assignment Agreement transferred the rights and obligations of the Supply Agreement to MTPC, specifically including the obligations under certain purchase orders issued by the Company and accepted by Esteve. As such, the Company will have no further obligation to take delivery of or pay for product delivered by Esteve under the transferred Esteve Agreement.
On March 11, 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement, under which Patheon will manufacture vadadustat drug product for commercial use under a volume-based pricing structure through June 30, 2025, renewing annually unless either party gives the other party eighteen months' prior written notice. Pursuant to the Patheon Agreement, the Company has agreed to purchase from Patheon a certain percentage of the estimated global demand for vadadustat drug product based on certain quarterly and annual forecasts provided by the Company. As of September 30, 2023, the Company had no minimum commitments with Patheon, however, as estimated global demand fluctuates, the Company may have future obligations under the Patheon Agreement.
On April 2, 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, as amended on April 15, 2021, or WuXi STA DS Agreement. The WuXi STA DS Agreement includes the terms and conditions under which WuXi STA will manufacture vadadustat drug substance for commercial use. Pursuant to the WuXi STA DS Agreement, the Company provides rolling forecasts to WuXi STA on a quarterly basis, or the WuXi STA DS Forecast. The WuXi STA DS Forecast reflects the Company’s needs for vadadustat drug substance produced by WuXi STA over a certain number of quarters. The parties have agreed to a volume-based pricing structure under the WuXi STA DS Agreement. The WuXi STA DS Agreement has an initial term of four years, beginning April 2, 2020 and ending April 2, 2024. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from WuXi STA. As of September 30, 2023, the Company has committed to purchase $14.9 million of vadadustat drug substance from WuXi STA through the second quarter of 2024.
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
On December 22, 2022, the Company and BioVectra entered into a termination agreement, or BioVectra Termination Agreement, pursuant to which the parties agreed, among other things, to terminate, effective immediately, any and all existing agreements entered into between the parties in connection with the manufacture and supply, by BioVectra to the Company, of Auryxia drug substance. Under the terms of the BioVectra Termination Agreement, each of the Company and BioVectra have released one another from all existing and future claims and liabilities and the return of certain materials and documents. Furthermore, as it relates to all open purchase orders, BioVectra is relieved from any obligations to manufacture any product or perform services under any such open purchase orders, and the Company is relieved from any obligations to purchase any product under such open purchase orders. The Company is also relieved from any obligations to pay any outstanding invoices related to performance by BioVectra of services and all other obligations under the agreements. In addition, the Company agreed to pay BioVectra a total of $32.5 million consisting of (i) an upfront payment of $17.5 million and (ii) six quarterly payments of $2.5 million commencing in April 2024, totaling $15.0 million. The upfront payment of $17.5 million was made during the quarter ended December 31, 2022 and was recognized to cost of goods sold. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognized a liability and corresponding expense for the remaining termination fees based on estimated fair value as of December 22, 2022, or BioVectra Effective Date. The Company imputed interest on the liability for the remaining termination fees at a rate of 17.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield, and expected repayment period of the remaining termination fees. The Company recorded an initial discount on the remaining termination fees on the consolidated balance sheet as of the BioVectra Effective Date. This resulted in the recording of a liability and corresponding charge to cost of goods sold of $11.2 million during the quarter ended December 31, 2022. The discount on the liability balance is being amortized to interest expense using the effective interest rate method over the term of the liability. The amortization of the discount was $0.5 million and $1.4 million for the three and nine months ended September 30, 2023, respectively.
Other Third-Party Contracts
The Company contracts with various organizations to conduct research and development activities with remaining contract costs to the Company of approximately $45.4 million at September 30, 2023. The scope of the services under these research and development contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 21

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees and Indemnifications
As permitted under Delaware law, the Company may indemnify its officers, directors and employees for certain events or occurrences that happen by reason of their relationship with, or position held at, the Company. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. The Company maintains director and officer liability insurance coverage that is intended to cover a portion of amounts that may be due with respect to indemnification after a deductible is met. Further, the Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. For the three and nine months ended September 30, 2023 and 2022, the Company did not experience any losses related to these indemnification obligations, and no claims were outstanding as of September 30, 2023. The Company does not have any claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related accruals were recorded.
13.NET LOSS PER SHARE
Potentially dilutive securities, common stock options, RSUs and SARs have been excluded from the calculation of diluted net loss per share as their effects would be anti-dilutive. For periods in which the Company reports a net loss, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share were the same except for the three months ended September 30, 2022, as the Company had net income for that period. The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Three Months Ended September 30,
	2023	2022
Outstanding common stock options and SARs	14,214,113	11,844,609
Unvested RSUs	4,662,596	6,971,930
Total	18,876,709	18,816,539
14.SUBSEQUENT EVENTS
The Company has completed an evaluation of all subsequent events after the balance sheet date of September 30, 2023, through the filing date of this Quarterly Report on Form 10-Q with the SEC, to ensure that the condensed consolidated financial statements include appropriate disclose of events both recognized in the consolidated financial statements as of September 30, 2023, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure other than the amendment to the Company's Loan Agreement as disclosed in Note 10.
******

Akebia Therapeutics, Inc. | Form 10-Q | Page 22

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 as amended by Amendment No. 1 on Form 10-K/A filed with the U.S. Securities and Exchange Commission, or the SEC, on August 28, 2023, or the 2022 Annual Report on Form 10-K/A. In addition to historical information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates, beliefs and explanations that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
Business Overview
We are a fully integrated biopharmaceutical company committed to addressing patients’ unmet needs. Since our initial public offering in 2014, we have built a business focused on developing and commercializing innovative therapeutics that we believe serve as a foundation for future growth. Our purpose is to better the life of each person impacted by kidney disease, and we have established ourselves as a leader in the kidney community. We believe our demonstrated ability to deliver value broadly to the kidney community has enabled us to build a sustainable company. While our current focus centers on people living with kidney disease, we believe our continued commitment to our products and pipeline assets, focusing on all patients who can realize a meaningful benefit from our medicines, will result in delivering value for our shareholders.
Our current portfolio includes:
•Auryxia® (ferric citrate) a medicine approved and marketed in the United States, or U.S., for two indications: (1) the control of serum phosphorus levels in adult patients with dialysis dependent chronic kidney disease, or DD-CKD, or the Hyperphosphatemia Indication, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with non-dialysis-dependent chronic kidney disease, or NDD-CKD. The product is also available in Japan and Taiwan.
•Vafseo (vadadustat) an oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor, is approved in Europe, the United Kingdom, Switzerland, Australia and Taiwan for the treatment of symptomatic anemia due to chronic kidney disease, or CKD, in adult patients on chronic maintenance dialysis. Vadadustat is also approved in Japan for the treatment of anemia due to CKD in adult patients on dialysis and not on dialysis. Additionally, vadadustat is approved in Korea as an anemia treatment for patients with CKD on hemodialysis. We continue to pursue approval for vadadustat in the U.S., and in September 2023, we completed our resubmission to our New Drug Application, or NDA, for the treatment of anemia due to CKD for dialysis dependent patients to the U.S. Food and Drug Administration, or FDA. In October 2023, the FDA acknowledged that the resubmission was complete, classified it as a Class 2 response and set a user fee goal date, or PDUFA Date, of March 27, 2024. Further, we have several lifecycle management and indication expansion opportunities currently under evaluation or in development for vadadustat.
•HIF-PH inhibitors in preclinical development. The discovery of hypoxia-inducible factor, or HIF, laid the foundation to explore the central role of oxygen sensing in many diseases. As we have seen through the development of vadadustat as a treatment for anemia due to CKD, when stabilized, HIF triggers wide-ranging adaptive, protective responses during hypoxic or ischemic conditions. Our clinical team and research scientists are eager to further develop HIF-PH inhibitors for various indications, including acute kidney injury, or AKI, and retinopathy of prematurity, or ROP.
We continue to explore additional commercial and development opportunities to expand our pipeline and portfolio of novel therapeutics through both internal research and external innovation to leverage our fully integrated team.
Auryxia
Today, we market Auryxia in the U.S. with our well-established, nephrology-focused commercial organization. Auryxia is a non-calcium, non-chewable, orally administered tablet approved for marketing by the FDA in September 2014 as a phosphate binder for the Hyperphosphatemia Indication and was commercially launched in the U.S. shortly thereafter. In November 2017, Auryxia received marketing approval from the FDA for a second indication, the treatment of iron deficiency anemia, and was commercially launched for this indication in the U.S. shortly thereafter. Our Japanese sublicensee, Japan Tobacco, Inc., and its subsidiary, Torii Pharmaceutical Co., Ltd., collectively, JT and Torii, commercialize ferric citrate hydrate as Riona® in Japan. Averoa SAS, or Averoa, has an exclusive license to develop and commercialize ferric citrate in the European Economic Area, or EEA, Turkey, Switzerland and the United Kingdom.
Akebia Therapeutics, Inc. | Form 10-Q | Page 23

Vadadustat
We are seeking regulatory approval in the U.S. for vadadustat as an oral treatment of anemia in adult DD-CKD patients.
In April 2023, the European Commission, or EC, approved the marketing authorization of vadadustat under the trade name Vafseo for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis, which applies to all 27 European Union member states and Iceland, Norway and Liechtenstein. The marketing authorization of vadadustat under the trade name Vafseo for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis was subsequently approved in May 2023 in the UK, by the Medicines and Healthcare Products Regulatory Agency, in June 2023 in Switzerland by the Swiss Agency for Therapeutic Products and in September 2023 in Australia by the Therapeutic Goods Administration, or TGA. In May 2023, we entered into a License Agreement, or the Medice License Agreement, with MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in patients with CKD in the EEA, the UK, Switzerland and Australia, or the Medice Territory.
Vadadustat is also approved in Japan as a treatment for anemia due to CKD in both DD-CKD and NDD-CKD patients under the trade name Vafseo, and is marketed and sold in Japan by our collaborator Mitsubishi Tanabe Pharma Corporation, or MTPC. Additionally, in September 2023, vadadustat was approved in Taiwan by the Taiwan Food and Drug Administration under the trade name Vafseo for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. MTPC plans to commercialize vadadustat in Taiwan. Additionally, vadadustat is approved in Korea as an anemia treatment for patients with CKD on hemodialysis.

We submitted an NDA to the FDA for vadadustat in March of 2021. On March 29, 2022, the FDA issued a complete response letter, or CRL, to our NDA for vadadustat. The FDA concluded that the data in the NDA did not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. The FDA expressed safety concerns, noting failure to meet non-inferiority in MACE in the non-dialysis patient population, the increased risk of thromboembolic events driven by vascular access thrombosis in dialysis patients and the risk of drug-induced liver injury. We believe there are compelling data supporting a positive benefit-risk profile for the use of vadadustat broadly in patients with CKD, including non-dialysis patients, though we have always remained cautious about receiving a broad label for vadadustat that extends to non-dialysis patients with anemia due to CKD. In October 2022, we submitted a Formal Dispute Resolution Request with the FDA regarding the CRL, specifically related to DD-CKD adult patients and focused on the favorable balance of the benefits and risks of vadadustat for the treatment of adult DD-CKD patients in light of the safety concerns expressed by the FDA in the CRL related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. In May 2023, the Office of New Drugs, or OND, denied our appeal but provided a path forward for us to resubmit the NDA for vadadustat for the treatment of anemia due to CKD for dialysis dependent patients without the need for us to generate additional clinical data. In September 2023, we completed our resubmission to our NDA for vadadustat for the treatment of anemia due to CKD for dialysis dependent patients. In October 2023, the FDA acknowledged that the resubmission was complete, classified it as a Class 2 response and set a PDUFA date of March 27, 2024.

Future decisions by the FDA or foreign regulatory agencies related to the potential regulatory approval of vadadustat, and our ability to generate additional value from vadadustat, if approved, could potentially provide additional license and product revenue. However, these future decisions and transactions are not contemplated in our current operating plan and are outside of our control.
Following the termination of our collaboration agreement with Otsuka, we own full rights to vadadustat in the U.S., subject to our licensing agreement with CSL Vifor. If we obtain FDA approval of vadadustat for DD-CKD adult patients, we plan to commercialize vadadustat in the U.S. with CSL Vifor.
Leveraging our learnings from the research and development of vadadustat and a breadth of scientific expertise on the HIF pathway, we believe there is potential to leverage HIFs to treat other hypoxic conditions and to explore the use of HIFs in acute settings. We believe this potential applies to vadadustat as well as other preclinical assets we are internally developing.
Regarding broader uses of vadadustat, in July 2020, we partially funded an investigator-sponsored clinical trial conducted by The University of Texas Health Science Center at Houston, or UTHealth, in Houston, Texas, evaluating the use of vadadustat as a potential therapy to prevent and treat acute respiratory distress syndrome, or ARDS, in adult patients who have been hospitalized due to COVID-19 and hypoxemia (O2 saturation ≤94%). The study was a phase 2, randomized, double-blind, placebo-controlled trial that measured the proportion of patients who had scores of 6, 7, or 8 on the National Institute of Allergy and Infectious Disease Ordinal Scale, or NIAID-OS, at Day 7 and Day 14, with Day 14 being the primary endpoint. While the study missed the primary endpoint, the data detailed in the Clinical Development Program section were encouraging. For reference, subjects receiving vadadustat demonstrated a 94% probability for conferring benefit on the NIAID-OS at Day 14, slightly below the primary superiority threshold of >95% probability. We believe hypoxia-inducible factors, or HIFs, have the
Akebia Therapeutics, Inc. | Form 10-Q | Page 24

potential to prevent the worsening of ARDS more broadly since the mechanism underlying the benefits is not specific to COVID-19, and we will further explore HIFs in an acute care indication.
Manufacturing and Clinical Development/Use of Third Parties
We have no manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. We utilize third parties to distribute our products to our customers. Additionally, we currently utilize contract research organizations, or CROs, to carry out our clinical development activities.
Operating Segments
We operate our business in a single segment and as one reporting unit, which is how our chief operating decision maker (who is our president and chief executive officer) reviews financial performance and allocates resources.
Factors Affecting Our Performance and Results of Operations
We believe that our performance and future success depend on many factors that present significant opportunities for us, but also pose risks and challenges, including those discussed more fully under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Financial Components
Product and Collaboration Revenue
We generate net product revenue from commercial sales of Auryxia, royalties from the sale of Auryxia in Japan and collaboration revenues. Collaboration revenue includes license and milestone payments, royalty and cost-sharing revenue generated through collaboration and license agreements with partners for the development and commercialization of vadadustat, a nonrefundable, non-creditable termination fee pursuant to the terms of the Termination Agreement with Otsuka and royalty revenue from sales of Riona in Japan. Our net product revenue requires judgment and estimates of discounts, rebates and product returns, which can fluctuate from quarter-to-quarter and year-over-year. In addition, we evaluate, at least annually and more frequently, if needed, price increases of our commercial product Auryxia.
We expect our net product revenue to continue to be generated primarily from our commercial sales of Auryxia. In addition, we expect to continue to generate revenue through our collaborations with Medice, MTPC and JT and Torii and any other collaborations into which we have entered or may enter. We will not recognize any future revenue pursuant to our former collaborations with Otsuka.
Cost of Goods Sold
Cost of goods sold includes costs closely correlated or directly related to the costs to manufacture commercial drug substance and drug product for Auryxia, as well as indirect costs. Direct and indirect costs include fees for packaging, shipping, insurance and quality assurance, idle capacity charges, write-offs for inventory that fails to meet specifications or is otherwise no longer suitable for commercial sale, changes in our excess purchase commitment liability and royalties due to the licensor of Auryxia related to U.S. and Japan product sales recognized during the period. Cost of goods sold also includes costs to manufacture drug product provided to MTPC for commercial sale of Vafseo in Japan and personnel-related costs, including salaries and bonuses, employee benefits and stock-based compensation attributable to employees in a particular function and associated direct with our commercial products.
On December 12, 2018, we merged with Keryx and Alpha Therapeutics Merger Sub, Inc., or Merger Sub, pursuant to which Merger Sub merged with and into Keryx, with Keryx becoming a wholly owned subsidiary of ours. As part of the purchase price allocation, we identified developed product rights for Auryxia as the primary intangible asset, which is being amortized to cost of goods sold over its estimated useful life, which, as of September 30, 2023 is estimated to be six years.
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for the development of vadadustat, which include:
•personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expenses for employees engaged in research and development functions;
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
•costs associated with preclinical, clinical and regulatory activities; and
Akebia Therapeutics, Inc. | Form 10-Q | Page 25

•costs associated with the pre-launch inventory build for vadadustat in the United States and Europe, for which we received the CRL from the FDA in the United States in March 2022.
Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites.
We cannot determine with certainty the duration and completion costs of current or future clinical trials of Auryxia and vadadustat or if, when, or to what extent we will receive marketing approval for vadadustat or generate revenue from the commercialization and sale of vadadustat, if approved. We may fail to achieve marketing approval for vadadustat.
The duration, costs and timing of clinical trials and development of Auryxia and vadadustat will depend on various factors including, but not limited to, those described in Part II, Item 1A. Risk Factors. A change in the outcome of any of these variables with respect to the development of Auryxia and vadadustat could mean a significant difference in the costs and timing associated with that development. For example, if the FDA, the European Medicines Agency, or other regulatory authorities were to require us to conduct clinical trials in addition to or different from those that we currently anticipate, or if we experience delays in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.
From inception through September 30, 2023, we have incurred $1.6 billion in research and development expenses. We expect to incur significant research and development expenditures for the foreseeable future as we continue the development of Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired.
Our direct research and development expenses consist principally of external costs, such as fees paid to clinical trial sites, consultants, central laboratories and CROs in connection with our clinical trials, and drug substance and drug product manufacturing for clinical trials.
In 2020, we completed our global Phase 3 clinical program for vadadustat, to which the majority of our historical research and development costs are attributable. A significant portion of our research and development costs have been external costs, which we track on a program-by-program basis. These external costs include fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials. Our internal research and development costs are primarily personnel-related costs, depreciation and other indirect costs. We do not track our internal research and development expenses on a program-by-program basis, as they are deployed across multiple projects under development.
The following table summarizes our external research and development expenses by program, as well as costs not allocated to programs, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Vadadustat external costs	$2,297	$14,517	$16,154	$43,430
Other programs external costs	2,769	3,840	8,668	15,280
Total external research and development expenses	5,066	18,357	24,822	58,710

Internal personnel, consulting, facilities & other costs	8,264	9,671	28,392	39,178
Total research and development expenses	$13,330	$28,028	$53,214	$97,888
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 26

Financial Highlights
Product revenue in the first nine months of 2023 has declined by approximately 8% to $117.1 million from $126.7 million in the first nine months of 2022, primarily due to decreases in product volume partially offset by price increases.
We have incurred net losses in each year since inception. Our net losses were $14.5 million and $54.1 million for the three months ended September 30, 2023 and 2022, respectively. Our net losses were $52.5 million and $88.2 million for the nine months ended September 30, 2023 and 2022, respectively. Substantially all of our net losses resulted from costs incurred in connection with the continued commercialization of Auryxia and development efforts relating to vadadustat, including conducting clinical trials of, and seeking regulatory approval for, vadadustat, providing general and administrative support for these operations and protecting our intellectual property.
Recent Events
International Approval of vadadustat
In September 2023, we were granted approval for Vafseo (vadadustat) by Australia's Therapeutic Goods Administration and the Taiwan Food and Drug Administration for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis.
Submission of NDA with FDA for vadadustat
In September 2023, we completed our resubmission to our NDA for vadadustat for the treatment of anemia due to CKD for dialysis dependent patients. In October 2023, the FDA acknowledged that the resubmission to the NDA for vadadustat as a treatment for anemia due to CKD in adult patients on dialysis was complete, classified it as a Class 2 response, and set a PDUFA date of March 27, 2024. Vadadustat is currently approved for use in 36 countries.
Amendment to Pharmakon Loan Agreement
See Debt Financing and Covenants Below and Note 10, Debt, in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Impact of Inflation
We are experiencing rising costs for certain inflation-sensitive operating expenses such as labor and certain service providers that are heavily dependent on labor. We do not believe these impacts were material to our net loss during the nine months ended September 30, 2023 or will be going forward. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.
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
Economic Conditions (Impacts of COVID-19 Pandemic)
Certain changes during the recent COVID-19 pandemic, including remote work arrangements, closures, limited access to healthcare facilities and labor shortages, impacted us and the broader healthcare industry. During the pandemic, the CKD patient population that we serve experienced higher hospitalization and mortality rates due to COVID-19 which may or may not continue post-pandemic. Further, the pandemic had an adverse impact on the phosphate binder market in which Auryxia competes. Please see the section captioned “Part II. Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for additional information with respect to the risks faced by our business in light of the recent COVID-19 pandemic. While the pandemic has ended, we caution that there continues to be a possibility for potential future challenges associated with infections, staffing shortages or supply chain disruptions due to current or new variants of COVID-19 in certain jurisdictions. The impact of these challenges is currently unknown but could be significant, and we continue to take precautions so as not to disrupt our business.
Akebia Therapeutics, Inc. | Form 10-Q | Page 27

Results of Operations
The tables and discussion below present the results for the periods indicated and the three months ended September 30, 2022 have been updated to reflect the errors revised in prior periods and as described in more detail in Note 1 in the Notes to the Consolidated Financial Statements found in Part II, Item 8 of our Annual Report on Form 10-K/A:
Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Revenues
Product revenue, net	$40,118	$41,989	$(1,871)	(4)%
License, collaboration and other revenue	1,928	6,725	(4,797)	(71)%
Total revenues	42,046	48,714	(6,668)	(14)%
Cost of goods sold
Product	8,998	29,270	(20,272)	(69)%
Amortization of intangible asset	9,011	9,011	—	—%
Total cost of goods sold	18,009	38,281	(20,272)	(53)%
Operating expenses
Research and development	13,330	28,028	(14,698)	(52)%
Selling, general and administrative	22,710	31,887	(9,177)	(29)%
License expense	864	743	121	16%
Restructuring	169	180	(11)	*
Total operating expenses	37,073	60,838	(23,765)	(39)%
Loss from operations	(13,036)	(50,405)	37,369	(74)%
Other expense, net	(1,453)	(2,785)	1,332	(48)%
Loss on extinguishment of debt	—	(906)	906	*
Net loss	$(14,489)	$(54,096)	$39,607	(73)%

*Percentage change not meaningful.
Product Revenue, Net—Net product revenue is derived from sales of our only commercial product in the U.S., Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $40.1 million for the three months ended September 30, 2023, compared to $42.0 million for the three months ended September 30, 2022. The decrease was primarily due to a reduction in volume and the impact of shifting payor mix, partially caused by contracting dynamics and a decline in the phosphate binder market. The decline was partially offset by price increases in January 2023 and July 2023.
License, Collaboration and Other Revenue—License, collaboration and other revenue was $1.9 million for the three months ended September 30, 2023, compared to $6.7 million for the three months ended September 30, 2022. On December 16, 2022, we, MTPC, and Esteve Química, S.A., or Esteve, executed an Assignment of Supply Agreement, or the Esteve Assignment Agreement, pursuant to which the supply agreement between us and Esteve, or the Esteve Agreement, was assigned to MTPC. The Esteve Assignment Agreement transferred the rights and obligations under the Esteve Agreement to MTPC, including the obligations under certain purchase orders issued by us and accepted by Esteve. Therefore, MTPC is purchasing some vadadustat directly from Esteve, and the decrease was primarily due to a reduction in revenue from the MTPC Supply Agreement.
Cost of Goods Sold - Product—Cost of goods sold was $9.0 million for the three months ended September 30, 2023 compared to $29.3 million for the three months ended September 30, 2022. The decrease of $20.3 million is primarily due to a decrease in a non-cash charge related to the prior liability for excess purchase commitments, a decrease in inventory write-downs as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold during the three months ended September 30, 2023, as well as a decrease in the volume of sales resulting in a reduction in product costs.
Cost of Goods Sold - Amortization of Intangible Asset—Amortization of intangible asset relates to the acquired developed product rights for Auryxia, which is being amortized using a straight-line method over its estimated useful life of
Akebia Therapeutics, Inc. | Form 10-Q | Page 28

approximately six years. Amortization of intangible asset during each of the three months ended September 30, 2023 and 2022 was $9.0 million.
Research and Development Expenses—Research and development expenses were $13.3 million for the three months ended September 30, 2023, compared to $28.0 million for the three months ended September 30, 2022, a decrease of $14.7 million. The decrease was primarily due to a reduction in spending on vadadustat development, including decreased clinical trial costs, and curtailment of outsourced contract services. Although we expect our research and development expenses to continue to decrease in the near term, we will continue to incur significant research and development expenses in future periods in support of ongoing or planned studies with respect to Auryxia and vadadustat as well as the development of other potential product candidates.
Selling, General and Administrative Expenses—Selling, general and administrative expenses were $22.7 million for the three months ended September 30, 2023, compared to $31.9 million for the three months ended September 30, 2022. The decrease of $9.2 million was primarily due to the reduction in headcount related costs, including stock based compensation, as a result of the April and November 2022 reductions in force, benefits realized from the assignment of the Boston Lease in May 2023 and targeted cutbacks in Auryxia marketing and promotional expenses that were offset by some one-time non-recurring expenses. See Note 12, Commitments and Contingencies in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on the assignment of the Boston Lease.
License Expenses—License expense related to royalties due to Panion relating to sales of Riona in Japan were $0.9 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively.
Restructuring— Restructuring expenses were $0.2 million for the three months ended September 30, 2023 due to stock compensation expense related to our reductions of our workforce. Restructuring expenses were $0.2 million for the three months ended September 30, 2022 due to one-time termination benefits for severance, healthcare and related benefits related to our reductions of our workforce.
Other Expense, Net—Other expense, net, was $1.5 million for the three months ended September 30, 2023, compared to $2.8 million for the three months ended September 30, 2022. The decrease of $1.3 million was primarily due to a decrease in interest expense as a result of reducing our outstanding principal balance on the Pharmakon Term Loans by $24.0 million offset by nearly a 136 basis point increase in the interest rate since the period ended September 30, 2022. In addition, during the three months ended September 30, 2022 we recorded 1.9 million non-cash interest expense on our liability for the sale of future royalties, and we no longer record interest related to our liability for the sale of future royalties.
Loss on Extinguishment of Debt. During the three months ended September 30, 2022, we recorded $0.9 million loss on the extinguishment of debt in connection with the prepayments made on the Term Loans in connection with the Second Amendment and Waiver.
Akebia Therapeutics, Inc. | Form 10-Q | Page 29

The tables and discussion below present the results for the periods indicated and the nine months ended September 30, 2022 have been updated to reflect the errors revised in prior periods and as described in more detail in Note 1 in the Notes to the Consolidated Financial Statements found in Part II, Item 8 of our Annual Report on Form 10-K/A:
Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2022	$	%
Revenues
Product revenue, net	$117,068	$126,670	$(9,602)	(8)%
License, collaboration and other revenue	21,359	$110,032	(88,673)	(81)%
Total revenues	138,427	236,702	(98,275)	(42)%
Cost of goods sold
Product	28,452	$61,965	(33,513)	(54)%
Amortization of intangible asset	27,032	27,032	—	—%
Total cost of goods sold	55,484	88,997	(33,513)	(38)%
Operating expenses
Research and development	53,214	97,888	(44,674)	(46)%
Selling, general and administrative	74,797	108,693	(33,896)	(31)%
License expense	2,381	2,323	58	2%
Restructuring	181	14,711	(14,530)	*
Total operating expenses	130,573	223,615	(93,042)	(42)%
Operating loss	(47,630)	(75,910)	28,280	(37)%
Other expense, net	(4,385)	(11,339)	6,954	(61)%
Loss on extinguishment of debt	—	(906)	906	*
Loss on termination of lease	(524)	—	(524)	*
Net loss	$(52,539)	$(88,155)	$35,616	(40)%

*Percentage change not meaningful.
Product Revenue, Net—Net product revenue is derived from sales of our only commercial product in the U.S., Auryxia. We distribute our product principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers. Net product revenue was $117.1 million for the nine months ended September 30, 2023, compared to net product revenue of $126.7 million for the nine months ended September 30, 2022. The decrease was primarily due to a reduction in volume and impact of shifting payor mix partially caused by contracting dynamics and a decline in the phosphate binder market. In addition, the decline was partially offset by price increases in January 2023 and July 2023.
License, Collaboration and Other Revenue—License, collaboration and other revenue was $21.4 million for the nine months ended September 30, 2023 compared to $110.0 million for the nine months ended September 30, 2022. The decrease was primarily due to a reduction in revenue from the Otsuka collaboration agreement that we terminated on June 30, 2022 pursuant to the Termination Agreement which, among other things, terminated the cost sharing arrangement under the Otsuka collaboration agreement for the Otsuka U.S. Agreement and the Otsuka International Agreement. During the nine months ended June 30, 2022, we recognized $55.0 million in collaboration revenue related to a payment to be received pursuant to the terms of the Termination Agreement with Otsuka, $15.5 million related to previously deferred revenue as of the date of termination and $9.6 million of non-cash consideration related to Otsuka's obligations to complete certain agreed upon clinical activities related to the MODIFY Study in accordance with the current study protocol, at its own cost and expense. We also recognized $19.1 million in collaboration revenue for the nine months ended June 30, 2022 from the Otsuka U.S. Agreement and the Otsuka International Agreement prior to the termination, as well as royalty revenue under the MTPC Agreement. We recognized $2.2 million in collaboration revenue in connection with the Packaging Validation Transfer Agreement during the nine months ended September 30, 2023. However, we do not expect to recognize any future revenue under the Otsuka U.S. Agreement, the Otsuka International Agreement or the Packaging Validation Transfer Agreement.
Additionally, on December 16, 2022, we, MTPC, and Esteve entered into the Esteve Assignment Agreement, pursuant to which the Esteve Agreement was assigned to MTPC. The Esteve Assignment Agreement transferred the rights and obligations
Akebia Therapeutics, Inc. | Form 10-Q | Page 30

of the Esteve Agreement to MTPC, including the obligations under certain purchase orders issued by us and accepted by Esteve. Therefore, MTPC is purchasing some vadadustat directly from Esteve, and the decrease in license, collaboration and other revenue was partially due to a reduction in revenue from the MTPC Supply Agreement. We expect significantly less revenue in the future under our supply agreement with MTPC. This decrease was partially offset by the $10.0 million upfront payment received as part of the Medice License Agreement signed during the nine months ended September 30, 2023.
Cost of Goods Sold - Product. Cost of goods sold was $28.5 million for the nine months ended September 30, 2023, compared to $62.0 million for the nine months ended September 30, 2022. The decrease of $33.5 million is primarily due to a decrease in a non-cash charge related to the prior liability for excess purchase commitments, a decrease in inventory write-downs as a result of excess, obsolescence, scrap or other reasons and charged to cost of goods sold during the nine months ended September 30, 2023, as well as a decrease in sales volume resulting in a reduction in product costs.
Cost of Goods Sold - Amortization of Intangible Asset—Amortization of intangible asset relates to the acquired developed product rights for Auryxia, which is being amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of intangible asset during each of the nine months ended September 30, 2023 and 2022 was $27.0 million.
Research and Development Expenses—Research and development expenses were $53.2 million for the nine months ended September 30, 2023, compared to $97.9 million for the nine months ended September 30, 2022, a decrease of $44.7 million. The decrease was primarily due to a reduction of vadadustat development expenses of approximately $27.3 million.
In addition, research and development expense declined by approximately $17.4 million due to the reduced headcount related costs as a result of the 2022 reduction in force, decreased outsourced consulting and contract services and decreased clinical trial costs and development expenses related to vadadustat. Although we expect our research and development expenses to continue to decrease in the near term, we will continue to incur significant research and development expenses in future periods in support of ongoing or planned studies with respect to Auryxia and vadadustat and development of other potential product candidates.
Selling, General and Administrative Expenses—Selling, general and administrative expenses were $74.8 million for the nine months ended September 30, 2023, compared to $108.7 million for the nine months ended September 30, 2022. The decrease of $33.9 million was primarily due to decreased headcount related costs, including stock based compensation, as a result of the 2022 reductions in force, decreased professional service and consulting expenses and lower marketing and promotional expenses. In addition, rent expense declined due to the assignment of the Boston Lease in May 2023. See Note 12, Commitments and Contingencies in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on the Boston Lease.
License Expenses—License expense related to royalties due to Panion relating to sales of Riona in Japan was $2.4 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively.
Restructuring—Restructuring expenses were $14.7 million for the nine months ended September 30, 2022 that were incurred in connection with our reductions of our workforce in the second quarter of 2022 which reduced our headcount by approximately 42% and impacted all departments, including several members of senior management.
Other Expense, Net—Other expense, net, was $4.4 million for the nine months ended September 30, 2023 compared to $11.3 million for the nine months ended September 30, 2022. The decrease of $7.0 million was primarily due to a decrease in interest expense as a result of reducing our outstanding principal balance on the Pharmakon Term Loans by $24.0 million offset by nearly 136 basis point increase in the interest rate since the period ended September 30, 2022. In addition, we no longer record interest on our liability for the sale of future royalties.
Loss on Lease Termination—On May 26, 2023 we incurred a loss on lease termination of $0.5 million in connection with the Lease Assignment Agreement, with LG Chem pursuant to which we assigned all of our rights, title, and interest in, to, and under the Boston Lease to LG Chem. In accordance with ASC 842, Leases, we wrote off the right-of-use asset and lease liability associated with the Boston Lease, and recognized the difference between the right-of-use asset and the least liability offset by the Lease Assignment Amount as a loss on lease termination in the condensed consolidated statement of operations and comprehensive loss of $0.5 million during the nine months ended September 30, 2023.
Liquidity and Capital Resources
As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $46.5 million and $90.5 million, respectively, and restricted cash of $1.6 million and $2.7 million, respectively.
To date, we have funded our operations principally through product sales, payments received from our collaboration and licensing partners, borrowings under term loans, sales of our common stock, including through our employee stock purchase plan, a working capital payment from CSL Vifor and a royalty transaction. From inception to September 30, 2023, we have raised approximately $813.5 million of net proceeds from the sale of equity, including $519.8 million from various
Akebia Therapeutics, Inc. | Form 10-Q | Page 31

underwritten public offerings, $223.7 million from at-the-market offerings, or ATM offerings, pursuant to prior sales agreements with Cantor Fitzgerald & Co., and $70.0 million from the sale of 7,571,429 shares of common stock to CSL Vifor.
We have incurred recurring losses and generated negative cash flow from operations from inception and anticipate net losses and negative operating cash flows for the near future. For the nine months ended September 30, 2023 and 2022, we incurred net operating losses of $52.5 million and $88.2 million, respectively. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $1.6 billion.
We currently have exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protect us from generic drug competition until March 2025. Following loss of exclusivity, or LoE, in the U.S., we may not be able to realize enough product revenue from sales of Auryxia to realize net profits from product sales. We believe the Centers for Medicare & Medicaid Services's, or CMS, decision to include phosphate binders in the dialysis bundle could potentially lead to higher sales of Auryxia after the LoE date than in other LoE scenarios, and plan to work with payors and providers to continue the use of Auryxia beyond LoE. However, Auryxia product sales have not generated, and may not generate, now or following LoE in the U.S, sufficient product revenue to realize net profits from product sales to cover our current or long-term operating costs.
We believe our existing cash resources and the cash we expect to generate from product, royalty and license revenues are sufficient to fund our current operating plan for at least twelve months from the date of this filing. However, we may also seek to sell additional private or public equity, enter into new debt transactions, explore potential strategic transactions, or a combination of these approaches. If we raise additional funds by issuing equity securities, our shareholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available to us in amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts when needed or on attractive terms, we may not be able to pursue development and commercial activities related to Auryxia and vadadustat, if approved, or any additional products and product candidates, including those that may be in-licensed or acquired. Any of these events could significantly harm our business, financial condition and prospects.
There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period of time anticipated by us, or that additional funding will be available on terms acceptable to us, or at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves numerous risks and uncertainties, and actual results could vary as a result of a number of factors, many of which are outside our control. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. If our operating performance deteriorates significantly from the levels expected in our operating plan or if vadadustat is not approved in the U.S., it would have an effect on our liquidity and our ability to continue as a going concern in the future. Our future funding requirements, both near- and long-term, will depend on many factors including, but not limited to, those described under Part II, Item 1A. Risk Factors under the heading "Risks Related to our Financial Position, Need for Additional Capital and Growth Strategy."
Debt Financing and Covenants
On November 11, 2019, we entered into the Loan Agreement with funds managed by Pharmakon Advisors LP, or Pharmakon, pursuant to which term loans in an aggregate principal amount of $100.0 million were made available to us in two tranches, subject to certain terms and conditions, or the Term Loans. The principal balance under the Term Loans was $43.0 million and $67.0 million as of September 30, 2023 and December 31, 2022, respectively. We are required to pay a variable rate of interest based upon the three-month Secured Overnight Financing Rate, or SOFR, plus 0.30%, plus 7.50%. As of September 30, 2023, the annual interest rate was 11.15%
On October 31, 2023, we entered into the Fourth Amendment to Loan Agreement, or Fourth Amendment, with Pharmakon, which removed the SOFR interest cap of 3.35%. In addition, the Fourth Amendment, extended the maturity date from November 11, 2024 to March 31, 2025, or the New Maturity Date. The Fourth Amendment also delayed the payment of additional principal of each Term Loan until October 31, 2024, at which time we will make monthly payments of principal of $5.8 million; provided that, if certain pre-specified events occur, we will (a) make payments of principal of such Term Loans commencing on the Payment Date (as defined in the Loan Agreement) immediately following the occurrence of such event and continuing on a quarterly basis on each Payment Date thereafter through the New Maturity Date and (b) repay, on a specified date on or after July 1, 2024, all unpaid principal that would have been due and payable during the period commencing on the Payment Date immediately following the Fourth Amendment Effective Date and ending on the Payment Date immediately following such date (including all accrued and unpaid interest thereon, if any), as if w had been required to make equal quarterly payments of principal of such Term Loans commencing on the Payment Date immediately following the Fourth Amendment Effective Date.
The Pharmakon Term Loans are secured by a first priority lien on certain of our and Keryx's assets, including Auryxia and certain related assets, cash and certain equity interests held by us and Keryx. The Loan Agreement contains various
Akebia Therapeutics, Inc. | Form 10-Q | Page 32

affirmative and negative covenants, including that limit our ability to engage in specified types of transactions and require us to maintain one or more controlled cash accounts. In addition, the Loan Agreement, as amended, requires us to (i) report quarterly minimum net Auryxia sales for the trailing twelve-month period of $85.0 million, (ii) in certain instances maintain an annual minimum liquidity threshold and (iii) not be subject to any qualification as to going concern in its the Annual Reports on Form 10-K. If an event of default occurs, including a qualification as a going concern, and is continuing under the Loan Agreement, the Collateral Agent is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Under certain circumstances, a default interest rate will apply on all outstanding obligations during the occurrence and continuance of an event of default. As of September 30, 2023, we were in compliance with these covenants.
See Note 10, Debt, in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Other Agreements Accounted for as Debt
On February 18, 2022, we entered into a Second Amended and Restated License Agreement, or the Vifor Agreement, with CSL Vifor pursuant to which CSL Vifor contributed $40.0 million to a working capital fund established to partially fund our costs of purchasing vadadustat from our contract manufacturers, or the Working Capital Fund. The Working Capital Fund amount may fluctuate, and will be repaid to CSL Vifor over time. We have determined the Working Capital Fund itself does not represent an obligation to transfer goods or services to CSL Vifor in the future and thus under ASC606 was recorded as a refund liability. The refund liability is considered a debt arrangement with zero coupon interest and we impute interest on the refund liability at a rate of 15.0% per annum. As of September 30, 2023, the $40.3 million refund liability is classified as a long-term liability based on management's estimated timing of the repayment of the refund liability to Vifor exceeding one-year.
Equity and Other Funding Arrangements
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
Cost-Share Funding
As of September 30, 2023, through our former and current collaboration agreements with Otsuka and MTPC, respectively, we received approximately $837.1 million in cost-share funding, and are not entitled to receive any additional cost-share funding. On June 30, 2022, we entered into the Termination and Settlement Agreement, or the Termination Agreement, with Otsuka, pursuant to which we received a nonrefundable and non-creditable payment of $55.0 million in consideration for the covenants and agreements set forth in the Termination Agreement. We subsequently received an additional $2.2 million in connection with the Packaging Validation Transfer Agreement entered into with Otsuka on April 20, 2023.
Contractual Obligations, Commitments and Contingencies Other than Debt
We are party to contractual obligations involving commitments to make payments to third parties in the future. Certain contractual obligations are reflected on our condensed consolidated balance sheet as of September 30, 2023, while others are considered future obligations. Our material cash requirements as of September 30, 2023, include the following contractual obligations and commitments arising in the normal course of business, including leases, purchases commitments, and purchase obligations described in more detail below.
As of September 30, 2023, other than as disclosed in Note 10, Debt, and Note 12, Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this From 10-Q, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report on Form 10-K/A.
Off-Balance Sheet Arrangements
Letter of Credit
As of September 30, 2023, in connection with our leased properties in Cambridge, MA, we had $1.6 million in a letter of credit outstanding.
Akebia Therapeutics, Inc. | Form 10-Q | Page 33

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
Cash Flows
The following table provides a summary of cash flow data for each applicable period:

	Nine Months Ended September 30,
NET CASH PROVIDED BY/(USED IN) (in thousands):	2023	2022
Operating activities	$(21,076)	$(18,475)
Investing activities	—	(114)
Financing activities	(23,916)	14,599
Decrease in cash, cash equivalents and restricted cash	$(44,992)	$(3,990)
Cash, cash equivalents and restricted cash — beginning of period	93,169	151,839
Cash, cash equivalents and restricted cash — end of period	$48,177	$147,849
Operating Activities
Net cash used in operating activities was $21.1 million for the nine months ended September 30, 2023. Net cash used in operating activities consists of a net loss of $52.5 million, adjusted for non-cash items such as amortization of our intangible asset of $27.0 million, stock-based compensation expense of $7.8 million and the effect of changes in working capital. In addition, we had a write-off related to the termination of our Boston Lease of $0.8 million.
Net cash used in operating activities was $18.5 million for the nine months ended September 30, 2022. Net cash used in operating activities consists of a net loss of $88.2 million, adjusted for non-cash items such as amortization of intangible asset of $27.0 million, stock-based compensation expense of $14.8 million, non-cash interest and royalty revenue related to the sale of future royalties, write-down of inventory of $10.0 million and the effect of changes in working capital.
Investing Activities
No net cash was used in investing activities for the nine months ended September 30, 2023.
Net cash used in investing activities for the three months ended September 30, 2022 was $0.1 million and was primarily comprised of purchases of equipment.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 primarily consisted of principal payments of debt of $24.0 million. On June 29, 2023, we entered into the Third Amendment to the Loan Agreement with Pharmakon, which replaced LIBOR with SOFR effective June 30, 2023. As of and for the nine months ended September 30, 2023, the effect of switching from LIBOR to SOFR was not material to our consolidated financial statements. Under the Fourth Amendment, with Pharmakon, the SOFR interest cap of 3.35% was removed.
Net cash provided by financing activities for the nine months ended September 30, 2022 was $14.6 million and consisted of net proceeds from a refund liability to a customer of $40.0 million, net proceeds from the issuance of common stock of $7.1 million and proceeds from the sale of stock under our employee stock purchase plan, partially offset by principal payments of debt of $33.0 million.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 34

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
During the nine months ended September 30, 2023, there were no material changes to our methodologies used for our critical accounting estimates as reported in our 2022 Annual Report on Form 10-K/A.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates. As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $46.5 million and $90.5 million, respectively, consisting primarily of money market mutual funds. Interest rate sensitivity is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio. In addition, the Term Loans under our Loan Agreement with Pharmakon are subject to interest rate risk, and the amount due will increase if market interest rates increase.
In addition, we are exposed to market risk related to exchange rates. A portion of our revenues for the nine months ended September 30, 2023 was received in royalty payments converted to U.S. dollars based on the net sales of Riona and Vafseo in Japanese yen. Our exchange rate risk arises from such foreign currency net sales. As a result, we are exposed to movements in the exchange rates of the Japanese yen against the U.S. dollar.
For the royalty payments we received based on net sales of Riona and Vafseo in Japan for the nine months ended September 30, 2023, a 5.0% appreciation or depreciation of the Japanese yen against the U.S. dollar would have increased or decreased, respectively, our revenues in the nine months ended September 30, 2023 by approximately $0.3 million.
We have generally accepted the exposure to exchange rate movements without using derivative financial instruments to manage this foreign currency risk.
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective as of September 30, 2023 due to the material weakness in internal control over financial reporting described below.
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
For example, we are in the process of: (i) implementing and documenting a new methodology and new controls to help to ensure the completeness and accuracy of our product return reserves, (ii) engaging additional third party subject matter
Akebia Therapeutics, Inc. | Form 10-Q | Page 35

experts and accounting personnel with accounting principles generally accepted in the U.S., or GAAP, experience specific to product returns accounting and (iii) establishing effective monitoring and oversight controls to help to ensure the completeness and accuracy of our accrued product returns included in our financial statements and related disclosures.
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
Changes in Internal Control over Financial Reporting
Except for the material weakness as noted in the preceding paragraphs, there have been no changes in the Company's internal control over financial reporting during the three months ended September 30, 2023, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 36

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
Legal Proceedings Relating to Auryxia
ANDA Litigation
In February 2023, Keryx Biopharmaceuticals, Inc., or Keryx, received a Paragraph IV certification notice letter regarding an Abbreviated New Drug Application, or ANDA, submitted to the U.S. Food and Drug Administration, or FDA, by Zydus Worldwide DMCC requesting approval for a generic version of Auryxia tablets (210 mg ferric iron per tablet). On March 24, 2023, Keryx and Panion & BF Biotech, Inc., or Panion, filed a complaint for patent infringement against Zydus Worldwide DMCC, Zydus Pharmaceuticals (USA) Inc., and Zydus Lifesciences Limited, or collectively Zydus, in the Delaware District Court arising from Zydus’ ANDA filing with the FDA. On May 30, 2023, Keryx and Panion entered into a settlement and license agreement with Zydus, which resolved the patent litigation brought by Keryx and Panion. Such settlement and license agreement, consistent with Keryx’s prior ANDA settlements, granted Zydus a license to market a generic version of Auryxia in the United States beginning on March 20, 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature. Additionally, in accordance with the settlement and license agreement, the parties terminated all ongoing litigation among Keryx, Panion and Zydus regarding Auryxia patents pending in the Delaware District Court. The settlement and license agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice. On June 5, 2023, the Delaware District Court entered a stipulation and order of dismissal filed by the parties to terminate the action against Zydus.
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
On September 13, 2021, the parties in the Loper Action and Panicho Action entered into a joint stipulation and proposed order, which provided for the consolidation of the two actions under the caption In re Akebia Therapeutics, Inc. Securities Litigation, or the Consolidated State Action. On October 27, 2021, plaintiffs filed a consolidated complaint in the Consolidated State Action. On January 10, 2022, defendants moved to dismiss the consolidated complaint in its entirety. Briefing on defendants’ motion to dismiss was completed on April 22, 2022. Oral argument was held on October 7, 2022, and the Court dismissed the complaint without prejudice on October 17, 2022, giving plaintiffs thirty days to amend their complaint. On November 16, 2022, plaintiffs filed an amended consolidated complaint, asserting the same claims and seeking the same relief as the consolidated complaint. On January 18, 2023, defendants moved to dismiss the amended consolidated complaint in its entirety. Briefing on defendants’ motion to dismiss the amended consolidated complaint was completed on April 5, 2023. Oral argument is currently scheduled to be held on January 12, 2024.
Akebia Therapeutics, Inc. | Form 10-Q | Page 37

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
Investment in pharmaceutical product development and commercialization is highly speculative because it requires upfront capital expenditures and there is significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to research and development, including our preclinical and clinical development activities, commercializing Auryxia, and providing general and administrative support for these operations. We have funded our operations principally through product sales, payments received from our collaboration and licensing partners, borrowings under term loans, sales of our common stock, including through our employee stock purchase plan, a working capital payment from CSL Vifor and a royalty transaction. Prior to our merger, or the Merger, with Keryx Biopharmaceuticals, Inc., or Keryx, whereby Keryx became our wholly owned subsidiary, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable, and we have incurred net losses each year since our inception, including a net loss of $14.5 million for the three months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $1.6 billion. We cannot guarantee when, if ever, we will become profitable.
In March 2022, we received a complete response letter, or CRL, from the U.S. Food and Drug Administration, or FDA, regarding our new drug application, or NDA, for vadadustat, our lead investigational product candidate, for the treatment of anemia associated with CKD. The FDA concluded that the data in the NDA do not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. In October 2022, we submitted a Formal Dispute Resolution Request, or FDRR, to the FDA and focused on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult patients on dialysis in light of safety concerns expressed by the FDA in the CRL for dialysis patients related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. In May 2023, the Office of New Drugs, or OND, denied our appeal but provided a path forward for us to resubmit the NDA for vadadustat for the treatment of anemia due to CKD for dialysis dependent patients without the need for us to generate additional clinical data. In September 2023, we filed our resubmission to our NDA, and in October 2023, the FDA acknowledged that the resubmission was complete and set a user fee goal date, or PDUFA date, of March 27, 2024. There can be no assurances that we will obtain approval for vadadustat in a timely manner, on favorable terms, or at all. As a result, the regulatory approval process for vadadustat in the U.S. is highly uncertain. Even if we are able to obtain approval, the expense and time to do so could adversely impact our ability to successfully commercialize vadadustat or conduct our other business operations, and our financial condition could be materially harmed.
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
•the outcome of our resubmission to our NDA to the FDA;
Akebia Therapeutics, Inc. | Form 10-Q | Page 38

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
Our revenue also depends on our partners’ ability to successfully market and sell vadadustat and Auryxia in the territories in which they have licensed our products. For example, in May 2023, we entered into a license agreement with MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in patients with chronic kidney disease in the European Economic Area, or the EEA, the United Kingdom, Switzerland and Australia, or Medice Territory. If Medice’s launch of vadadustat in the Medice Territory is delayed or their sales are lower than anticipated, we may not receive the revenue that we expect from Medice on the timing anticipated, or at all. In addition, under the Second Amended and Restated License Agreement that we entered into with CSL Vifor, in February 2022, or the Vifor Agreement, we granted CSL Vifor an exclusive license to sell vadadustat to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of group purchase organizations, and to certain non-retail specialty pharmacies in the United States, which represents a significant portion of the market for vadadustat. If vadadustat is approved, but CSL Vifor is not successful in commercializing vadadustat in a timely manner, or at all, our revenue related to vadadustat will be impacted.
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
We expect to continue to incur additional operating expenses, including additional research and development expenses related to our pipeline, additional costs related to vadadustat, and research and development and selling, general and
Akebia Therapeutics, Inc. | Form 10-Q | Page 39

administrative expenses for ongoing development and commercialization of Auryxia, which could lead to operating losses for the foreseeable future. In addition to any additional costs not currently contemplated due to events associated with or resulting from the workforce reductions noted above, our ability to achieve profitability and our financial position will depend, in part, on the rate of our future expenditures, on product revenue, collaboration revenue, and our ability to obtain additional funding. In addition, we expect to continue to incur significant expenses if and as we:
•continue our commercialization activities for Auryxia and vadadustat, if we are able to obtain marketing approval for vadadustat following our resubmission to our NDA, and any other product or product candidate, including those that may be in-licensed or acquired;
•conduct and enroll patients in any clinical trials, including post-marketing studies or any other clinical trials for Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired;
•seek marketing approvals for vadadustat and any other product candidate, including those that may be in-licensed or acquired;
•maintain marketing approvals for Auryxia and vadadustat, if we are able to obtain marketing approval for vadadustat, and any other product, including those that may be in-licensed or acquired;
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
•continue to repay, and pay any associated pre-payment penalties, if applicable, the senior secured term loans in an aggregate principal amount of $43.0 million, or the Term Loans, as of September 30, 2023, that were made available to us pursuant to the Loan Agreement;
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
We have and will continue to expend significant resources on our legal proceedings, as described above under Part II, Item 1. Legal Proceedings, or any other legal proceedings brought by or against us in the future.
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
We will continue to incur substantial expenditures relating to continued commercialization and post-marketing requirements for Auryxia and vadadustat, if we are able to obtain marketing approval for vadadustat, and any other products, including those that may be in-licensed or acquired, as well as costs relating to the research and development of any other product candidate, including those that may be in-licensed or acquired. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities, or if we otherwise believe it is necessary, to change our manufacturing processes or assays, to amend or replace our study protocols, to perform studies different from or larger than those currently planned, to conduct any additional clinical trials, whether in order to obtain approval or as a post-approval study, including any additional clinical trial that we decide to conduct for vadadustat, if there are any delays in completing our clinical trials or if there are further delays in or issues with obtaining marketing approval for vadadustat in the United States or other jurisdictions. In addition, our ability to generate revenue would be negatively affected if the size of our addressable patient population is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we sought or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment
Akebia Therapeutics, Inc. | Form 10-Q | Page 40

guidelines. Even though we generate product revenue from Auryxia and royalties from Riona and Vafseo in Japan, may generate royalties from Vafseo in Europe and other territories where it is approved, and may generate revenue and royalties from the sale of any products that may be approved in the future, including those that may be in-licensed or acquired, we may never generate revenue and royalties that are significant enough for us to become and remain profitable, and we may need to obtain additional funding to continue to fund our operating plan.
We may require substantial additional financing to achieve our goals. A failure to obtain this necessary capital when needed, or on acceptable terms, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
As of September 30, 2023, our cash and cash equivalents were $46.5 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia; pursue approval for vadadustat in the U.S. with the FDA; and develop and commercialize any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with research and development, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale. In addition, other unanticipated costs may arise. Because the outcomes of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete clinical development for any current or future product candidates, including the outcome of our NDA resubmission, or to complete post-marketing studies for Auryxia and vadadustat, if approved. Our future capital requirements depend on many factors, including:
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
•the number of generic versions of Auryxia that enter the market following loss of exclusivity for Auryxia in March 2025, and the timing of, and the magnitude of, the impact on the product revenue from Auryxia, including the impact on the price of Auryxia;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 41

We may need to obtain substantial additional funding to fund our operating plan. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, in connection with the Fourth Amendment to the Loan Agreement with Pharmakon, we agreed to remove the 3.35% cap on the Secured Overnight Financing Rate, thus potentially increasing the interest rate that we will pay on the Term Loans. We failed to timely file our Quarterly Report on Form 10-Q for the three months ended June 30, 2023, or the Second Quarter 10-Q. When we file our Annual Report on Form 10-K for the year ending December 31, 2023, or the 2023 Form 10-K, such filing will serve as an update of our current Registration Statement on Form S-3, or the Current Form S-3, for purposes of Section 10(a)(3) of the Securities Act and Rule 401(b) promulgated under the Securities Act. Because of our failure to timely file the Second Quarter 10-Q, we will not be eligible to file or use a Registration Statement on Form S-3, including the Current Form S-3, after we file our 2023 Form 10-K. At such time, if we have not already done so, we will be required to cease the at-the-market offering contemplated by the April 7, 2022 prospectus supplement and accompanying prospectus (to the extent such at-the-market offering has not already been terminated) and in no event later than March 31, 2024. This may make it more difficult for us to conduct a public offering of our securities.
We believe our existing cash resources and cash we expect to generate from product, royalty and license revenue are sufficient to fund our current operating plan through at least the next twelve months from the filing of this Quarterly Report on Form 10-Q. However, if our operating performance deteriorates significantly from the levels expected in our operating plan, or if vadadustat is not approved in the U.S., it would affect our liquidity and our ability to continue as a going concern in the future. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves numerous risks and uncertainties, and actual results could vary as a result of a number of factors, many of which are outside our control. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. In addition, if we fail to satisfy any of the covenants under our Loan Agreement with Pharmakon, including the covenant that our Annual Report on Form 10-K for the fiscal year ending December 31, 2023 not be qualified as to going concern, and the loan is accelerated, or if certain pre-specified events occur and we are required to make principal payments to Pharmakon sooner than we currently anticipate, we may not have sufficient resources to fund our operating plan through the next twelve months. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources will fund our operating plan for the period anticipated by us, or that additional funding will be available on terms acceptable to us, or at all.
Any additional fundraising efforts may divert our management’s attention away from their day-to-day activities, which may adversely affect our ability to develop and commercialize Auryxia and any other products or product candidates, including vadadustat and those that may be in-licensed or acquired, or to continue to seek regulatory approval for vadadustat. Also, additional funds may not be available to us in sufficient amounts or on acceptable terms or at all. In addition, raising funds in the current economic environment may present additional challenges. For example, any sustained disruption in the capital markets from adverse macroeconomic conditions, such as rising inflation, increasing interest rates and slower economic growth or recession, could negatively impact our ability to raise capital, and we cannot predict the extent or duration of such macroeconomic disruptions. If we are unable to raise additional capital in sufficient amounts when needed or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development and/or commercialization of Auryxia and any other products or product candidates, including vadadustat and those that may be in-licensed or acquired, or to take any actions with respect to vadadustat depending on future decisions with respect to vadadustat in the U.S. Any of these events could significantly harm our business, financial condition and prospects.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product and product candidates on unfavorable terms to us.
We expect to finance future cash needs through product revenue and royalty and license revenue, and we may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions or a combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, declare dividends, acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic transactions, we may have to relinquish valuable rights to our portfolio and future revenue streams, and enter into agreements that would restrict our operations and strategic flexibility. If we raise additional funds through strategic transactions with third parties, we may have to do so at an earlier stage than otherwise would be desirable. In connection with any such strategic transactions, we may be required to relinquish valuable rights to our product and product candidates, future revenue streams or research programs or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may not be able to pursue planned development and commercialization activities and we may need to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Akebia Therapeutics, Inc. | Form 10-Q | Page 42

If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share and timely filing of all periodic financial reports, or risk delisting, which would have a material adverse effect on our business. If we fail to maintain compliance with Nasdaq's continued listing requirements, it could affect our ability to raise capital on acceptable terms, or at all. In the event we are delisted from Nasdaq, the only established trading market for our common stock would be eliminated, and we would be forced to list our shares on the OTC Markets or another quotation medium, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor would likely find it more difficult to trade or obtain accurate price quotations for our shares. Delisting would likely also reduce the visibility, liquidity, and value of our common stock, reduce institutional investor interest in our Company, and may increase the volatility of our common stock. Delisting could also cause a loss of confidence of potential industry partners, lenders, and employees, which could further harm our business and our future prospects.
On May 9, 2023, we received a letter from Nasdaq stating that the Company had not regained compliance with the minimum bid price rule during the compliance period and was subject to delisting. On May 22, 2023, we received a letter from the Office of General Counsel of Nasdaq informing us that Nasdaq confirmed that we had regained compliance with the $1.00 per share minimum bid price requirement.
On August 11, 2023, we received a notification letter from Nasdaq informing us that since we had not yet filed our Second Quarter 10-Q, we are not in compliance with Nasdaq's listing rule requiring timely filing of all required periodic financial reports with the U.S. Securities and Exchange Commission, or the SEC. On August 30, 2023, we received a letter from the Office of General Counsel of Nasdaq informing us that Nasdaq confirmed that we had regained compliance with Nasdaq's listing rule requiring timely filing of all required periodic financial reports with the SEC.
Although the minimum bid price deficiency and Nasdaq periodic reporting requirement matters are now closed, there can be no assurance that we will be able to continue to comply with the Nasdaq continued listing requirements.
We may not be successful in our efforts to identify, acquire, in-license, discover, develop and commercialize additional products or product candidates or our decisions to prioritize the development of certain product candidates over others may not be successful, which could impair our ability to grow.
Although we continue to focus a substantial amount of our efforts on the commercialization of Auryxia and to pursue approval for vadadustat in the U.S. with the FDA, a key element of our long-term growth strategy is to develop additional product candidates and acquire, in-license, develop and/or market additional products and product candidates.
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
Because we have limited financial and managerial resources, especially as a result of the CRL for vadadustat that we received in March 2022 and the reductions in workforce that we implemented in 2022, we have focused on products, research programs and product candidates for specific indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications, or out license rights to product candidates, that later prove to have greater
Akebia Therapeutics, Inc. | Form 10-Q | Page 43

commercial potential. For example, as a result of receipt of the CRL and implementation of the reductions in workforce, we delayed certain research activities. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities on a timely basis, or at all. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 44

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
We believe our revenue growth was negatively impacted by the recent COVID-19 pandemic in 2021, 2022 and the first nine months of 2023 primarily as the CKD patient populations that we serve experienced both high hospitalization and mortality rates due to COVID-19, and the pandemic had an adverse impact on the phosphate binder market in which Auryxia competes. Labor shortages and costs have also adversely impacted dialysis providers. These impacts have refocused clinical efforts in addressing bone and mineral disorders like hyperphosphatemia to more acute operational issues to ensure patients receive dialysis treatments and still some patients have been rescheduled or missed treatments due to labor shortages. We believe, this and potentially other factors, led to the reduction in the phosphate binder market, which has not experienced growth since early 2020. While we are unable to quantify the impact of the recent COVID-19 pandemic on future revenues and revenue growth, the recent COVID-19 pandemic and the ongoing impacts from the recent COVID-19 pandemic continue to adversely and disproportionately impact CKD patients and the phosphate binder market; therefore, we expect the impacts from the pandemic to continue to have a negative impact on our revenue growth for the foreseeable future.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 45

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
We entered into the Loan Agreement with Pharmakon, pursuant to which the Term Loans were made available to us in two tranches. The first tranche of $80.0 million closed on November 25, 2019, and the second tranche of $20.0 million closed on December 10, 2020. See Note 10, Debt, to our condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding our obligations under the Loan Agreement.
The Loan Agreement contains affirmative and negative covenants applicable to us and our subsidiaries, including maintaining, on a quarterly basis, a minimum net sales threshold for Auryxia and on an annual basis, in certain instances, a minimum liquidity threshold. In addition, the Loan Agreement contains covenants that our Annual Reports on Form 10-K, must not be subject to any qualification as to going concern. Failure to maintain compliance with these or other covenants would result in an event of default under the Loan Agreement, which could result in enforcement action, including acceleration of amounts due under the Loan Agreement. Additionally, the liabilities under the Loan Agreement will be accelerated, subject to certain exceptions, if we are required to repay to CSL Vifor all or more than a specified amount of the working capital facility established in connection with the Vifor Agreement, as a result of certain terminations of the Vifor Agreement or due to a reduction in the balance of the working capital facility by more than a prespecified amount.
The Fourth Amendment to the Loan Agreement extended the maturity date of each Term Loan from November 11, 2024 to March 31, 2025, or the New Maturity Date, and delayed the payment of additional principal of each Term Loan until October 31, 2024, at which time we will make monthly payments of principal. However, if certain pre-specified events occur, we will be required to (a) make payments of principal of such Term Loans commencing on the Payment Date (as defined in the Loan Agreement) immediately following the occurrence of such event and continuing on a quarterly basis on each Payment Date thereafter through the New Maturity Date and (b) repay, on a specified date on or after July 1, 2024, all unpaid principal that would have been due and payable during the period commencing on the Payment Date immediately following the Fourth Amendment Effective Date and ending on the Payment Date immediately following such date (including all accrued and unpaid interest thereon, if any), as if we had been required to make equal quarterly payments of principal of such Term Loans commencing on the Payment Date immediately following the Fourth Amendment Effective Date.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 46

make-whole premium and accrued and unpaid interest. In addition, our obligations in connection with the Loan Agreement could have additional significant adverse consequences, including, among other things:
•restricting our activities, including limitations on transferring certain of our assets, engaging in certain transactions, terminating certain agreements, including the Vifor Agreement, incurring certain additional indebtedness, creating certain liens, paying dividends or making certain other distributions and investments;
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
Risks Related to Commercialization
Our business is substantially dependent on the commercial success of Auryxia and vadadustat, if approved. If we are unable to continue to successfully commercialize Auryxia, our results of operations and financial condition will be materially harmed.

Our business and our ability to generate product revenue largely depend on our, and our collaborators’, ability to successfully commercialize Auryxia and vadadustat. Our ability to generate revenue depends on our ability to execute on our commercialization plans, and the size of the market for, and the level of market acceptance of, Auryxia, and vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired. If the size of any market for which a product or product candidate is approved decreases or is smaller than we anticipate, our revenue and results of operations could be materially adversely affected. For example, the phosphate binder market has declined since 2020, which we believe was partially a result of the recent COVID-19 pandemic. In addition, dialysis organizations continue to experience business continuity challenges that arise due to labor constraints and staffing shortages, facility closures and a decline in new patients, all of which could impact the phosphate binder market. If the phosphate binder market does not recover or continues to decline, our revenue from Auryxia could be materially adversely affected.
Market acceptance is also critical to our ability to generate significant product revenue. Any product may achieve only limited market acceptance or none at all. If Auryxia, or any of our future products, including vadadustat, if approved, is not accepted by the market to the extent that we expect or market acceptance decreases, we may not be able to generate significant product revenue and our business would be materially harmed. Market acceptance of Auryxia or any other approved product depends on a number of factors, including:
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 47

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
In addition, our ability to generate net product revenue depends on our ability to control the expenses associated with commercializing a product, including internal expenses, manufacturing costs, rebates, product returns and other adjustments. We do not have control over many of the expenses required to commercialize our products, and if we experience increased expenses, our net product revenue may decrease and we may incur additional expenses. In addition, our net product revenue requires judgement and includes estimates for rebates and product returns, which can fluctuate from quarter-to-quarter and year-over-year. If our net product revenue is lower than anticipated, including as a result of higher expenses, our business could be harmed.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 48

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
Furthermore, if we are unable to maintain our arrangements with third parties with respect to sales and marketing, if we are unsuccessful in entering into additional arrangements with third parties to sell and market our products or we are unable to do so on terms that are favorable to us, or if such third parties are unable to carry out their obligations under such arrangements, it will be difficult to successfully commercialize our product and product candidates, including vadadustat, if approved. For example, if in connection with the Vifor Agreement, we experience difficulties with CSL Vifor, or if CSL Vifor is not successful in commercializing vadadustat, if approved, in a timely manner, or at all, our revenue related to vadadustat will be impacted.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 49

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
Additionally, we may be required to enter into contracts with third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status and we may not be able to agree upon commercially reasonable terms with such third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, third party payors, PBMs and other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. Four distributors, Fresenius Medical Care Rx, McKesson Corporation, Cardinal Health, Inc. and Amerisource Bergen Drug Corporation, in the aggregate, accounted for a significant percentage of our gross revenue during the three months ended September 30, 2023. If we are not able to maintain our arrangements with these key distributors on favorable terms, on a timely basis or at all, or if there is any adverse change in one or more of these distributors’ business practices or financial condition, it would adversely impact the market opportunity for Auryxia, our product revenues and operating results.
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
Furthermore, vadadustat was approved in Europe and Australia for the treatment of anemia due to CKD in DD-CKD patients. In Europe, reimbursement is obtained on a country-by-country basis and it is a time consuming process. Medice is working on securing pricing and reimbursement in key markets in Europe, but there is no guarantee of the timing or extent of reimbursement that they will receive, if at all.
We currently believe it is likely that vadadustat, if approved, will be reimbursed using the Transitional Drug Add-on Payment Adjustment, or TDAPA, followed by inclusion in the bundled reimbursement model for Medicare beneficiaries, but reimbursement under TDAPA it is subject to review and approval by CMS. For those that obtain dialysis through commercial insurance during the 30-month coordination period or through Medicaid prior to Medicare becoming primary payer after 90 days, patients may access vadadustat through contracts we or CSL Vifor negotiate with third party payors for reimbursement of vadadustat, which would be subject to the risks and uncertainties described above. Additionally, applying for and obtaining reimbursement under the TDAPA is expected to take at least six months following approval, which will affect adoption, uptake and product revenue for vadadustat during that time, and if there are updates to the TDAPA rule that decrease the basis for reimbursement or eligibility criteria during the transition period or if the TDAPA is eliminated, then our profitability may be adversely affected. For example, the Medicare Payment Advisory Commission, or MedPAC, an independent legislative branch advisory body to Congress on issues related to the Medicare program, has recommended that TDAPA not be provided to newly approved drug products considered to fall within “functional categories” for which costs are already accounted for in the bundled reimbursement model, such as for anemia management drugs.
Further, if vadadustat is approved in the United States and included in the fixed reimbursement model for a bundle of dialysis services, or the bundle, we would be required to enter into contracts to supply vadadustat to specific dialysis providers, instead of through distributors, which we believe could be challenging. The dialysis market is unique and is dominated by two providers: DaVita and Fresenius Medical Care, which account for a vast majority of the dialysis population in the United States. Under the Vifor Agreement, we granted CSL Vifor an exclusive license to sell vadadustat to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of group purchase organizations, and to certain non-retail specialty pharmacies in the United States. We refer to Fresenius Medical Care North America and its affiliates, these organizations and specialty pharmacies collectively as the “Supply Group". See Note 4 to our consolidated financial statements in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding the Vifor Agreement. If vadadustat is approved and we are not able to maintain the Vifor Agreement or enter into a supply agreement with DaVita or other dialysis clinics, or if Vifor is not able to successfully contract with the Supply Group, our business may be materially harmed.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 50

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
Further, in many countries outside the United States, a drug must be approved for reimbursement before it can be marketed or sold in that country. In some cases, the prices that we intend to charge for our products are also subject to approval. Approval by the EMA or another regulatory authority does not ensure approval by reimbursement authorities in that jurisdiction, and approval by one reimbursement authority outside the United States does not ensure approval by any other reimbursement authorities. However, the failure to obtain reimbursement in one jurisdiction may negatively impact our ability to obtain reimbursement in another jurisdiction. In addition, we plan to rely on a partner to obtain approval by reimbursement authorities outside the United States. Our partners may not be able to obtain such reimbursement approvals on a timely basis, if at all, and favorable pricing in certain countries depends on a number of factors, some of which are outside of our partners' control. In May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in patients with chronic kidney disease in the Medice Territory. If Medice is not able to obtain favorable pricing in the Medice Territory, or if such approvals are delayed, it will effect Medice’s sales of vadadustat in the Medice Territory, which could have an adverse affect on our results of operations.
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
Auryxia is competing in the hyperphosphatemia market in the United States with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Sanofi, PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of the phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) and Unicycive’s RenazorbTM (lanthanum dioxycarbonate) or could otherwise enter the market, including Ardelyx, Inc.’s tenapanor (which is approved in the United States for the treatment of adults with irritable bowel syndrome with constipation, and with respect to the control of serum phosphorus in adult patients with CKD on dialysis), that may impact the market for Auryxia.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 51

we granted licenses to market a generic version of Auryxia in the United States beginning in March 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature, which may impact our business and results of operation.
Drugs that may compete with vadadustat include Epogen® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the United States and Europe, respectively, and Mircera® (methoxy PEG-epoetin beta), commercialized by CSL Vifor in the United States and Roche Holding Ltd. outside of the United States. Further, in February 2023 the FDA approved daprodustat, an oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor marketed as Jesduvroq by GlaxoSmithKline plc, or GSK, in the United States, as a once-a-day treatment of anemia due to CKD in adult patients who have been receiving dialysis for at least four months.
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
In Japan, Vafseo, which is approved for both the DD and NDD indications, competes with roxadustat, daprodustat and enarodustat. Roxadustat is approved for the treatment of anemia due to CKD in patients on dialysis, or DD-CKD, and patients not on dialysis, or NDD-CKD. In addition, daprodustat, GSK’s product, and enarodustat, JT’s product, are approved in Japan for the treatment of anemia due to CKD, and molidustat, Bayer HealthCare AG's product, is approved in Japan for the treatment of renal anemia. In China, roxadustat is commercialized for the treatment of anemia of DD-CKD and for the treatment of anemia due to CKD in NDD-CKD patients.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 52

to compete effectively against potential competitors, our business will not grow and our financial condition and operations will suffer.
The commercialization of Riona and Vafseo in Japan, Vafseo in Europe and other territories where it is approved, and our current and potential future efforts with respect to the development and commercialization of our products and product candidates outside of the United States subject us to a variety of risks associated with international operations, which could materially adversely affect our business.
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
In 2023, the marketing authorization for vadadustat was approved by the EMA, the United Kingdom Medicines and Healthcare Products Regulatory Agency, or the MHRA, the Swiss Agency for Therapeutic Products, or Swissmedic, and the Australian Therapeutic Goods Administration, or TGA. In May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in patients with chronic kidney disease in the Medice Territory, and we will transfer the marketing authorizations for the Medice Territory to Medice. In addition, we have conducted and in the future plan to conduct clinical trials outside of the United States for Auryxia, vadadustat and any other product or product candidate that may be in-licensed or acquired. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing Auryxia and vadadustat outside the United States, including, among others:
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
•economic weakness, including inflation, increasing interest rates, or political instability in particular foreign economies and markets;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 53

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
We may be unable to successfully complete clinical trials of Auryxia, vadadustat and other product candidates or to successfully obtain approval of vadadustat or other product candidates, if the results of those trials and studies are not positive or are only modestly positive, or if there are concerns with the profile due to efficacy or safety. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, interim results of a clinical trial do not necessarily predict final results, and results of Phase 3 clinical trials for one indication may not be predictive of results of Phase 3 clinical trials for another indication. For example, we announced positive top-line results from INNO2VATE and vadadustat achieved the primary and key secondary efficacy endpoint in each of the two PRO2TECT studies, but the PRO2TECT program did not meet the primary major adverse cardiovascular event, or MACE, safety endpoint. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we may face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. In addition, in March 2022, we received the CRL for vadadustat indicating that the FDA had determined that it could not approve the NDA in its present form, thus delaying any potential approval of vadadustat. In October 2022, we submitted the FDRR to the FDA. In May 2023, the OND denied our appeal but provided a path forward for us to resubmit the NDA for vadadustat for the treatment of anemia due to CKD for dialysis dependent patients without the need for us to generate additional clinical data. In September 2023, we filed our resubmission to our NDA, and in October 2023, the FDA acknowledged that the resubmission was complete and set a PDUFA date of March 27, 2024. However, it is impossible to predict when or if vadadustat or any of our other product candidates will prove effective or safe in humans or will receive marketing approval or on what terms. If we are unsuccessful in obtaining approval for vadadustat in the U.S., it would have an adverse effect on our results of operations.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 54

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
Our product development costs may also increase if we experience development delays or delays in receiving the requisite marketing approvals. Our preclinical studies or clinical trials may need to be restructured or may not be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize vadadustat, if approved, or any other product candidate, including those that may be in-
Akebia Therapeutics, Inc. | Form 10-Q | Page 55

licensed or acquired, or allow our competitors to bring products to market before we do. This could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 56

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
Undesirable effects caused by, or other undesirable properties of, Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired, or competing commercial products or product candidates in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials, could result in a more restrictive label or the delay, denial or withdrawal of marketing approval by the FDA or other regulatory authorities, and could lead to potential product liability claims. In addition, results of our clinical trials could reveal a high frequency of undesirable effects or unexpected characteristics. For example, in March 2022, we received the CRL from the FDA for our NDA for vadadustat in which the FDA concluded that the data in the NDA do not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. The FDA expressed safety concerns noting failure to meet non-inferiority in MACE in the non-dialysis patient population, the increased risk of thromboembolic events, driven by vascular access thrombosis in dialysis patients, and the risk of drug-induced liver injury. In October 2022, we submitted the FDRR to the FDA and focused on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult patients on dialysis in light of safety concerns expressed by the FDA in the CRL for dialysis patients related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. In May 2023, the OND denied our appeal but provided a path forward for us to resubmit the NDA for vadadustat for the treatment of anemia due to CKD for dialysis dependent patients without the need for us to generate additional clinical data. In September 2023, we filed our resubmission to our NDA, and in October 2023, the FDA acknowledged that the resubmission was complete and set a PDUFA date of March 27, 2024. There can be no assurances that we will be successful in our NDA resubmission. If we are unable to overcome these concerns, vadadustat may not be approved by the FDA on favorable terms, or at all, and our financial condition could be materially harmed.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 57

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 58

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
Risks Related to Regulatory Approval
We may not be able to obtain marketing approval for vadadustat or any other product candidate, or we may experience significant delays in doing so, any of which would materially harm our business.
Clinical trials, manufacturing and marketing of any product or product candidate are subject to extensive and rigorous review and regulation by numerous governmental authorities in the United States and other jurisdictions. Before obtaining marketing approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and marketing approval may never be achieved. Of the large number of drugs in development in the United States and in other jurisdictions, only a small percentage successfully complete the FDA’s and other jurisdictions’ marketing approval processes and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development efforts, we may be unable to successfully obtain regulatory approval for vadadustat or any other product or product candidate, including those that may be in-licensed or acquired.
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
In March 2022, we received the CRL from the FDA regarding our NDA for vadadustat for the treatment of anemia due to CKD. The FDA concluded that the data in the NDA do not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. In October 2022, we submitted the FDRR to the FDA and focused on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult patients on dialysis in light of safety concerns expressed by the FDA in the CRL for dialysis patients related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. In May 2023, the OND denied our appeal but provided a path forward for us to resubmit the NDA for vadadustat for the treatment of anemia due to CKD for dialysis dependent patients without the need for us to generate additional clinical data. In September 2023, we filed our resubmission to our NDA, and in October 2023, the FDA acknowledged that the resubmission was complete and set a PDUFA date of March 27, 2024. There can be no assurances that we will obtain approval for vadadustat in a timely manner, on favorable terms, or at all. As a result, the regulatory approval process for vadadustat in the U.S. is highly uncertain. Even if we are able to obtain approval, it will only be for patients with DD-CKD and, in any event, the expense and time to do so could adversely impact our ability to successfully commercialize vadadustat, and our financial condition could be materially harmed.
Akebia Therapeutics, Inc. | Form 10-Q | Page 59

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 60

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
Finally, our ability to develop and market new drug products may be threatened by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. In reaching that decision, the district court made a number of findings that numerous representatives of the pharmaceutical and biotechnology industry believe will chill the development, approval and distribution of new drug products in the United States. Among other determinations, the district court substituted its scientific judgement for that of the FDA and it held that FDA must provide a special justification for any differences between an approved drug’s labeling and the conditions that existed in the drug’s clinical trials. Further, the district court read the jurisdictional requirements governing litigation in federal court so as to potentially allow virtually any party to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS. On April 13, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit or the Supreme Court. The Court of Appeals for the Fifth Circuit held oral arguments in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The court declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the court did hold that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious in violation of federal law. On September 8, 2023, the Justice Department and a manufacturer of mifepristone asked the U.S. Supreme Court to review the court’s decision. Depending on the outcome of this litigation and the regulatory uncertainty it has engendered, our ability to develop new drug product candidates and to maintain approval of existing drug products and measures adopted under a REMS is at risk and could be delayed, undermined or subject to protracted litigation.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 61

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 62

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 63

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
•the federal Open Payments Act (the former Physician Payments Sunshine Act) requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 64

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 65

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
Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the UK and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. The UK and the U.S. have also agreed to a U.S.-UK “Data Bridge”, which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the UK to the United States. In addition to the UK, Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the United States). Any changes or updates to these developments have the potential to impact our business.
Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the EC adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already challenged or suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are
Akebia Therapeutics, Inc. | Form 10-Q | Page 66

successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business internationally.
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
New laws also are being considered at both the state and federal levels. For example, the CCPA, which went into effect on January 1, 2020, and the CPRA, which amends CCPA by expanding the scope and applicability, while also introducing new privacy protections, is creating similar risks and obligations as those created by GDPR. In November 2020, California voters passed a ballot initiative for the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also creates a new agency that is specifically responsible for enforcing the new law and other California privacy laws. Because of this, we may need to engage in additional activities (e.g., data mapping) to identify the personal information we are collecting and the purposes for which such information is collected. In addition, we will need to ensure that our policies recognize the rights granted to consumers (as that phrase is broadly defined in the CCPA and can include business contact information).
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 67

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 68

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
On June 6, 2023, Merck & Co. Inc., or Merck, filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, the Chamber, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. On July 12, 2023, the Chamber moved for preliminary injunctive relief seeking to halt implementation of the drug pricing provisions of the IRA. On September 29, 2023, in the first substantive ruling in this litigation, the district court denied the Chamber’s motion, finding that the Chamber did not show, among other things, a strong likelihood of success on its constitutional arguments because Medicare is voluntary. The court also denied the government’s motion to dismiss, indicating that it needs more information from the parties before ruling on that motion. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 69

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
We sublicensed the rights to commercialize Riona to JT and Torii in Japan. We also entered into a collaboration agreement with MTPC to develop and commercialize vadadustat in Japan and certain other Asian countries. In addition, we entered into the Vifor Agreement pursuant to which we granted CSL Vifor an exclusive license to sell vadadustat to the Supply Group in the United States. We also granted to Averoa an exclusive license to develop and commercialize ferric citrate in the EEA, Turkey, Switzerland and the United Kingdom. Furthermore, in May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in patients with chronic kidney disease in the Medice Territory. We may form or seek other strategic alliances, joint
Akebia Therapeutics, Inc. | Form 10-Q | Page 70

ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our and our partners' commercialization efforts with respect to Auryxia, Riona, Vafseo and our partners' development and, if approved, commercialization efforts with respect to vadadustat and any other product candidates. We may not be able to maintain our collaborations for development and commercialization. For example, on May 13, 2022, Otsuka Pharmaceutical Co. Ltd., or Otsuka, elected to terminate our collaboration agreements with them, and we subsequently negotiated a Termination and Settlement Agreement with Otsuka. This termination by Otsuka may delay the launch of vadadustat in Europe or other territories previously licensed to Otsuka or adversely affect how we are perceived in scientific and financial communities. For example, in August 2023, Medice informed us that their launch of Vafseo in certain countries in the Medice Territory was going to be later than previously anticipated due to the activities required to enable the launch.
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
If any of these events occur, the market potential of Auryxia, Riona, Vafseo or vadadustat, if and where approved, and any other products or product candidates, could be reduced, and our business could be materially harmed. Collaborations may also divert resources, including the attention of management and other employees, from other parts of our business, which could have an adverse effect on other parts of our business, and we cannot be certain that the benefits of the collaboration will outweigh the potential risks.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 71

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 72

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 73

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
If the FDA, the EMA or other regulatory authorities do not approve the facilities being used to manufacture vadadustat, or if they withdraw any approval of the facilities being used to manufacture Auryxia or vadadustat, we may need to find alternative manufacturing facilities, which would significantly impact our ability to continue commercializing Auryxia or Vafseo in Japan, to commercialize Vafseo in Europe and other countries, or to develop, obtain marketing approval for or market vadadustat or our other product candidates, if approved.
Moreover, our failure or the failure of our third party manufacturers to comply with applicable regulations or guidance, or our failure to oversee or facilitate such compliance, could result in sanctions being imposed on us or our third party manufacturers, including, where applicable, clinical holds, fines, injunctions, civil penalties, delays in, suspension of or withdrawal of approvals, license revocation, seizures or recalls of Auryxia or Vafseo in Japan, operating restrictions, receipt of a Form 483 or warning letter, or criminal prosecutions, any of which could significantly and adversely affect the supply of Auryxia or vadadustat. For example, we previously conducted three limited, voluntary recalls of Auryxia. These and any other recalls or any supply, quality or manufacturing issues in the future and any related write-downs of inventory or other consequences could result in significant negative consequences, including reputational harm, loss of customer confidence, and a negative impact on our financials, any of which could have a material adverse effect on our business and results of operations, and may impact our ability to supply Auryxia, Vafseo in Japan, Europe or other countries or vadadustat, if approved in other countries, for clinical and commercial use. Also, if our starting materials, drug substance or drug product are damaged or lost while in our or our third party manufacturers’ control, it may adversely impact our ability to supply Auryxia or vadadustat, and we may incur significant financial harm.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 74

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 75

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 76

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 77

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 78

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 79

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 80

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
Recruiting and retaining qualified personnel is critical to our success. We are also highly dependent on our executives, certain members of our senior management and certain members of our commercial organization. The loss of the services of our executives, senior managers or other employees could impede the achievement of our research, development, regulatory and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Specifically, following receipt of the CRL, in April and May 2022, we implemented a reduction of our workforce by approximately 42% across all areas of our Company (47% inclusive of the closing of the majority of open positions), including several members of management. In November 2022, we also implemented a reduction of our workforce, by approximately 14% consisting of individuals within our commercial organization as a result of our decision to shift to a strategic account management focused model for our commercial efforts. In addition, uncertainty related to the outcome of regulatory decisions, could increase attrition. Losing members of management and other key personnel subjects us to a number of risks, including the failure to
Akebia Therapeutics, Inc. | Form 10-Q | Page 81

coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the retention of historical knowledge.
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
Following receipt of the CRL, in April and May 2022, we implemented a reduction in workforce by approximately 42% across all areas of our Company (47% inclusive of the closing of the majority of open positions), including several members of management. In November 2022, we also implemented a reduction of our workforce, by approximately 14% consisting of individuals within our commercial organization. The reductions in workforce reflect our strategic pillars to drive Auryxia revenue while also continuing to decrease operating costs. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. We recorded a restructuring charge of approximately $15.9 million in the year ended December 31, 2022 primarily related to contractual termination benefits including severance, non-cash stock-based compensation expense, healthcare and related benefits. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future, including as a result of the FDA's decision related to our NDA resubmission for vadadustat. Furthermore, our cost savings plan may be disruptive to our operations, including our commercialization of Auryxia, which could affect our ability to generate product revenue. In addition, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully commercializing Auryxia and from successfully developing and commercializing our product candidates in the future, including vadadustat, if approved. If we are ultimately successful in obtaining approval of vadadustat in the United States, we will need to hire additional employees to support the commercialization of vadadustat in the United States, and if we are unsuccessful or delayed in doing so, the potential launch of vadadustat could be delayed.
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
For example, we supply or have agreed to supply, as applicable, Auryxia in Europe, Vafseo in Japan, Europe and other territories where it is approved, and vadadustat in the United States, if approved, for commercial and clinical use to MTPC, Medice, Averoa and CLS Vifor, which will require us to successfully manage our limited financial and managerial resources. In
Akebia Therapeutics, Inc. | Form 10-Q | Page 82

addition, we may not be able to obtain the raw materials or product that we need, or the cost of the raw materials or product may be higher than expected. If we are unable to successfully manage our supply obligations, our ability to commercialize our products or supply such products to our partners could have a material adverse effect on our relationships with our partners and our results of operations.
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
We have taken certain steps and plan to take additional steps to remediate this material weakness, including (i) implementing and documenting a new methodology and new controls to help to ensure the completeness and accuracy of our product return reserves, (ii) engaging additional third party subject matter experts and accounting personnel with GAAP experience specific to product returns accounting and (iii) establishing effective monitoring and oversight controls to help to ensure the completeness and accuracy of our accrued product returns included in our financial statements and related disclosures. However, we cannot provide assurance that we will be able to correct this material weakness in a timely manner or that our
Akebia Therapeutics, Inc. | Form 10-Q | Page 83

remediation efforts will be adequate to allow us to conclude that our internal control over financial reporting will be effective in the future. Even if this material weakness is remediated in the future, we could identify additional material weaknesses or deficiencies in our internal control over financial reporting that could require correction or remediation. In addition, our conclusion that we have a material weakness could give rise to increased scrutiny, review, audit and investigation over our accounting controls and procedures, which could then lead to additional areas of deficiency or errors in our financial statements.
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
We, our collaborators, contractors and other third parties rely significantly upon information technology, and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively. In addition, we and our collaborators, contractors and other third parties rely on information technology networks and systems, including the Internet and artificial intelligence based software, to process, transmit and store clinical trial data, patient information, and other electronic information, and manage or support a variety of business processes, including operational and financial transactions and records, personal identifying information, payroll data and workforce scheduling information. We purchase most of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of company and customer information.
In the ordinary course of our business, we and our third party contractors maintain personal and other sensitive data on our and their respective networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our clinical trial patients and business partners. In particular, we rely on CROs and other third parties to store and manage information from our clinical trials. We also rely on third parties to manage patient information for Auryxia. Additionally, the use of artificial intelligence based software is increasingly being used in the biopharmaceutical industry. Use of artificial intelligence based software may lead to the release of confidential proprietary information, which may impact our ability to realize the benefit of our intellectual property. The secure maintenance of this sensitive information is critical to our business and reputation.

Companies and other entities and individuals have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access to systems and information. These threats can come from a variety of sources, ranging in sophistication from individual hackers to state-sponsored attacks. Attackers have used artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. Cyber threats may be broadly targeted, or they may be custom-crafted against our information systems or those of our vendors or third party service providers. A security breach, cyberattack or unauthorized access of our clinical data or other data could damage the integrity of our clinical trials, impact our regulatory filings, cause significant risk to our business, compromise our ability to protect our intellectual property, and subject us to regulatory actions, including under the GDPR and CCPA discussed elsewhere in these risk factors and the privacy or security rules under federal, state, or other local laws outside of the United States protecting confidential or personal information, that could be expensive to defend and could result in significant fines or other penalties. Cyberattacks can include malware, computer viruses, hacking or other unauthorized access or other significant compromise of our computer, communications and related systems. Although we take steps to manage and avoid these risks and to be prepared to respond to attacks, our preventive and any remedial actions may not be successful and no such measures can eliminate the possibility of the systems’ improper functioning or the improper access or disclosure of confidential or personally identifiable information such as in the event of cyberattacks. Security breaches, whether through
Akebia Therapeutics, Inc. | Form 10-Q | Page 84

physical or electronic break-ins, computer viruses, ransomware, impersonation of authorized users, attacks by hackers or other means, can create system disruptions or shutdowns or the unauthorized disclosure of confidential information.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 85

We hold a marketing authorization for vadadustat from the EMA, the MHRA, Swissmedic and TGA, and we conducted our global clinical trials for vadadustat, and may in the future conduct additional trials, in countries where corruption is prevalent, and violations of any of these laws by our personnel or by any of our vendors or agents, such as our CROs or CMOs, could have a material adverse impact on our clinical trials and our business and could result in criminal or civil fines and sanctions. We are subject to complex laws that govern our international business practices. These laws include the FCPA, which prohibits U.S. companies and their intermediaries, such as CROs or CMOs, from making improper payments to foreign government officials for the purpose of obtaining or keeping business or obtaining any kind of advantage for the company. The FCPA also requires companies to keep accurate books and records and maintain adequate accounting controls. A number of past and recent FCPA investigations by the Department of Justice and the SEC have focused on the life sciences sector.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 86

As of September 30, 2023, we had approximately $104.1 million in the aggregate of goodwill and a definite lived intangible asset from the Merger. In accordance with GAAP, we are required annually, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill and our definite lived intangible asset when indicators of impairment are present. Events giving rise to impairment of goodwill or intangible asset are an inherent risk in the pharmaceutical industry and often cannot be predicted.
Conditions that could indicate impairment and necessitate such a review include, but are not limited to, Auryxia’s commercial performance, our inability to execute on our strategic initiatives, the deterioration of our market capitalization such that it is significantly below our net book value, a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action or assessment by a regulator. To the extent we conclude that goodwill and/or definite lived intangible asset have become impaired, we may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on our future operating results and financial position. For example, in the second quarter of 2020, in connection with a routine business review, we reduced our short-term and long-term Auryxia revenue forecast. This reduction was primarily driven by the impact of the September 2018 CMS decision that Auryxia would no longer be covered by Medicare for the treatment of the IDA Indication. While this decision does not impact CMS coverage for the use of Auryxia for the control of serum phosphorus levels in adult patients with CKD on dialysis, or the Hyperphosphatemia Indication, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization to ensure their use of Auryxia for the Hyperphosphatemia Indication. As a result, we recorded an impairment charge of $114.4 million during the three months ended June 30, 2020, which was entirely allocated to our only intangible asset, the developed product rights for Auryxia, and made a corresponding adjustment to the estimated useful life of the developed product rights for Auryxia, which we again adjusted during the three months ended December 31, 2020. The estimates, judgments and assumptions used in our impairment testing, and the results of our testing, are discussed in Note 8, Intangible Assets and Goodwill, to our consolidated financial statements in Part I, Item 1. Financial Statements of this Quarterly Report on Form 10-Q. If these estimates, judgments and assumptions change in the future, including if the Auryxia asset group does not meet its current forecasted projections, additional impairment charges related to goodwill or our intangible asset could be recorded in the future and additional corresponding adjustments may need to be made to the estimated useful life of the developed product rights for Auryxia, which could materially impact our financial position, certain of our material agreements, and our future operating results.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 87

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 88

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
We are currently subject to legal proceedings, including those described in Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q, and additional claims may arise in the future. In addition, securities class action and derivative lawsuits and other legal proceedings are often brought against companies for any of the risks described in this Quarterly Report on Form 10-Q following a decline in the market price of their securities. For example, we were party to a putative class action lawsuit in state court filed by purported Keryx stockholders challenging the disclosures made in connection with the Merger, including those that relate to vadadustat’s safety, approvability and commercial viability. Oral argument was held on October 7, 2022, and the Court dismissed the complaint without prejudice on October 17, 2022, giving plaintiffs thirty days to amend their complaint. On November 16, 2022, plaintiffs filed an amended consolidated complaint, asserting the same claims and seeking the same relief as the consolidated complaint. On January 18, 2023, defendants moved to dismiss the amended consolidated complaint in its entirety. Briefing on defendants’ motion to dismiss the amended consolidated complaint was completed on April 5, 2023 and oral argument is currently scheduled to be held on January 12, 2024. In connection with any litigation or other legal proceedings, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. Monetary damages or any other adverse judgment would have a material adverse effect on our business and financial position. In addition, if other resolution or actions taken as a result of legal
Akebia Therapeutics, Inc. | Form 10-Q | Page 89

proceedings were to restrain our ability to operate or market our products and services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We could also suffer an adverse impact on our reputation, negative publicity and a diversion of management’s attention and resources, which could have a material adverse effect on our business.
Risks Related to our Common Stock
Our stock price has been and may continue to be volatile, which could result in substantial losses for holders or future purchasers of our common stock and lawsuits against us and our officers and directors.
Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated biopharmaceutical companies specifically have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as rising inflation and increasing interest rates. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Stock Market has ranged from a low of $0.24 on October 24, 2022 to a high of $31.00 on June 20, 2014. The daily closing market price for our common stock varied between a high price of $1.84 on August 1, 2023 and a low price of $0.87 on July 6, 2023 in the three-month period ended September 30, 2023. During that time, the price of our common stock ranged from an intra-day low of $0.82 per share to an intra-day high of $1.84 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, including, among others, developments related to and results of our research or clinical trials, developments related to our regulatory submissions and meetings with regulatory authorities, in particular as it relates to vadadustat, commercialization of Auryxia, vadadustat in Europe and, if and as approved in the U.S. and other foreign markets, and any other product candidates, announcements by us or our competitors of significant transactions or strategic collaborations, negative publicity around Auryxia or vadadustat, regulatory or legal developments in the United States and other countries, developments or disputes concerning our intellectual property, the recruitment or departure of key personnel including as a result of our reductions in workforce, actual or anticipated changes in estimates as to financial results, changes in the structure of healthcare payment systems, market conditions in the biopharmaceutical sector, potential delisting from The Nasdaq Stock Market and other factors beyond our control. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it.
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
As of September 30, 2023 and based on the amounts reported in the most recent filings made under Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, Muneer A. Satter, or Satter, beneficially owned approximately 8% of our outstanding shares of common stock, the Vanguard Group, or Vanguard, beneficially owned approximately 6% of our outstanding shares of common stock, and CSL Vifor beneficially owned approximately 4% of our outstanding shares of common stock. By selling a large number of shares of common stock, Satter or Vanguard could cause the price of our common stock to decline. The shares beneficially owned by CSL Vifor have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder, but if they are registered in the future, those shares would become freely tradable and, if a large portion of such shares are sold, could cause the price of our common stock to decline.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 90

In addition, we currently have on file with the SEC a shelf registration statement, which allows us to offer and sell up to $300.0 million in registered securities, such as common stock, preferred stock, debt securities, warrants and units, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale, including a sales agreement prospectus that covers the offering, issuance and sale by us of up to a maximum aggregate offering price of up to $26.0 million of our common stock that may be issued and sold from time to time under a sales agreement with Jefferies LLC.
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
As of September 30, 2023, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 91

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the quarter ended September 30, 2023, we did not have any sales of unregistered securities.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1—Director and Officer Trading Arrangements
From time to time, the Company's directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, engage in open-market transactions with respect to Company securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.
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

Akebia Therapeutics, Inc. | Form 10-Q | Page 92

Item 6. Exhibits.

Exhibits

3.1	Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36352), filed on March 28, 2014).

3.2
Certificate of Amendment of Ninth Amended and Restated Certificate of Incorporation of Akebia Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (001-36352), filed on June 9, 2020).

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36352), filed on April 28, 2023).

10.1†#
July 2023 Amendment to Retention and Separation Agreement for Michel Dahan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 28, 2023).

10.2†#
July 2023 Amendment to Retention and Separation Agreement for Nicole R. Hadas (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 28, 2023).

10.3*†#	October 2023 Amendment to Retention and Separation Agreement for Nicole R. Hadas.

10.4†
Separation Agreement with David Spellman, dated June 9, 2023 and Amendment to Separation Agreement dated July 6, 2023 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (001-36352), filed on August 28, 2023).

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 93

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: November 8, 2023	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Ellen E. Snow
Ellen E. Snow
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Akebia Therapeutics, Inc. | Form 10-Q | Page 94