Form 10-K
period 2023-12-31
Akebia Therapeutics, Inc.
filed 2024-03-14
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock on The Nasdaq Global Market on June 30, 2023, was $169,721,714.
The number of shares of registrant’s Common Stock outstanding as of March 13, 2024 was 209,372,275.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2024 Annual Meeting of Stockholders within 120 days after the end of the registrant’s fiscal year ended December 31, 2023. Portions of the proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Akebia Therapeutics, Inc.
Form 10-K
For the Year Ended December 31, 2023

In this Annual Report on Form 10-K, or Form 10-K, unless otherwise stated or the context otherwise requires, references to “Akebia,” “we,” “us,” “our,” “the Company,” "our Company" and similar references refer to Akebia Therapeutics, Inc. and, where appropriate, its consolidated subsidiaries. On December 12, 2018, in connection with the consummation of the merger, or Merger, with Keryx Biopharmaceuticals, Inc., or Keryx, Keryx became a wholly owned subsidiary of the Company.
AURYXIA®, AKEBIA Therapeutics®, Vafseo® and their associated logos are trademarks of Akebia and/or its affiliates. All other trademarks, trade names and service marks appearing in this Form 10-K are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Form 10-K may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other company.
Akebia Therapeutics, Inc. | Form 10-K | Page 1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Form 10-K, contains forward-looking statements that are being made pursuant to the provisions of the U.S. Private Securities Litigation Reform Act of 1995 with the intention of obtaining the benefits of the “safe harbor” provisions of that Act. All statements contained in this Form 10-K other than statements of historical fact are forward-looking statements. These forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “build,” “can,” “contemplate,” “continue,” “could,” “should,” “designed,” “estimate,” “project,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “strategy,” “seek,” “target,” “will,” “would,” and other words and terms of similar meaning, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, statements about:
•the timing of or likelihood of regulatory filings and approvals, including with respect to labeling or other restrictions, such as the anticipated timing of a response by the FDA to our resubmission of our new drug application for vadadustat following our receipt of a complete response letter from the FDA, and potential indications for vadadustat;
•the potential therapeutic benefits, safety profile, and effectiveness of vadadustat;
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
•our expectations, projections and estimates regarding our capital requirements, need for additional capital, financing our future cash needs, costs, expenses, revenues, capital resources, cash flows, financial performance, profitability, tax obligations, liquidity, growth, contractual obligations and the period of time our cash resources will fund our current operating plan, estimates with respect to our ability to operate as a going concern, our internal control over financial reporting and disclosure controls and procedures, and any future deficiencies or material weaknesses in our internal controls and procedures;
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
•estimates, beliefs and judgments related to the valuation of intangible asset, goodwill, debt and other assets and liabilities, including classification of expenses, assets and liabilities, our impairment analyses and our methodology and assumptions regarding fair value measurements;
•the timing of the availability and disclosure of clinical trial data and results;
•the designs of our studies, and the type of information and data expected from our studies and the expected benefits thereof;
•our and our collaborators’ strategy, plans and expectations with respect to the development, manufacturing, supply, commercialization, launch, marketing and sale of Auryxia, Vafseo and vadadustat, if approved, and the associated timing thereof;
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
Akebia Therapeutics, Inc. | Form 10-K | Page 2

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
•additional costs we may incur due to events associated with or resulting from our prior workforce reductions or other operating expenses, including additional costs related to vadadustat and selling, general and administrative expenses; and
•the timing, outcome and impact of current and any future legal proceedings.
Any or all of these forward-looking statements in this Form 10-K may turn out to be inaccurate. These forward-looking statements involve risks and uncertainties, including those that are discussed below under the heading "Risk Factors Summary", and the risk factors identified further in Part I, Item 1A. "Risk Factors" included in this Form 10-K and elsewhere in this Form 10-K and in our Securities and Exchange Commission reports filed after this report, that could cause our actual results, financial condition, performance or achievements to be materially different from those indicated in these forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date of this Form 10-K. Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason. Unless otherwise stated, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
This Form 10-K also contains estimates and other information concerning our industry and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Unless otherwise expressly stated, we obtained this industry, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.
Akebia Therapeutics, Inc. | Form 10-K | Page 3

RISK FACTORS SUMMARY
Investing in our common stock involves numerous risks, including the risks summarized below and described in further detail in “Part I, Item 1A. Risk Factors” of this Form 10-K, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects. These risks include, but are not limited to, the following.
•We have incurred significant losses since our inception and anticipate that we will continue to incur losses and cannot guarantee when, if ever, we will become profitable or attain positive cash flows.
•We may require substantial additional financing to fund our business. A failure to obtain this necessary capital when needed, or on acceptable terms, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
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
•Our obligations in connection with the Agreement for the Provision of a Loan Facility, or the BlackRock Credit Agreement, with Kreos Capital VII (UK) Limited, or Kreos, which are funds and accounts managed by BlackRock Inc., collectively BlackRock, and requirements and restrictions in the BlackRock Credit Agreement could adversely affect our financial condition and restrict our operations.
•Our Royalty Interest Acquisition Agreement with HealthCare Royalty Partners IV, L.P. contains various covenants and other provisions, which, if violated, could materially adversely affect our financial condition.
•Our business is substantially dependent on the commercial success of Auryxia and vadadustat, if approved. If we are unable to continue to successfully commercialize Auryxia or vadadustat, if approved and commercialized, our results of operations and financial condition will be materially harmed.
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
•The commercialization of Riona and Vafseo in Japan, Vafseo in Europe and other territories where it is approved, and our current and potential future efforts with respect to the development and commercialization of our products and product candidates outside of the United States, or U.S., subject us to a variety of risks associated with international operations, which could materially adversely affect our business.
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
•Conducting clinical trials outside of the U.S., as we have done historically and as we may decide to do in the future, presents additional risks and complexities and, if we decide to conduct a clinical trial outside of the U.S. in the future, we may not complete such trials successfully, in a timely manner, or at all, which could affect our ability to obtain regulatory approvals.
•Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired, may cause undesirable side effects or have other properties that may delay or prevent marketing approval or limit their commercial potential.
Akebia Therapeutics, Inc. | Form 10-K | Page 4

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
•We are subject to complex regulatory schemes that require significant resources to ensure compliance and our failure to comply with applicable laws could subject us to government scrutiny or enforcement, potentially resulting in costly investigations, fines, penalties or sanctions, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
•We will incur significant liability if it is determined that we are promoting any “off-label” use of Auryxia or any other product we may develop, in-license or acquire or if it is determined that any of our activities violates the federal Anti-Kickback Statute.
•Disruptions in the U.S. Food and Drug Administration, regulatory authorities outside the U.S. and other government agencies caused by global health concerns or funding shortages could prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
•Compliance with privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.
•Legislative and regulatory healthcare reform may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain for any products that are approved in the U.S. or foreign jurisdictions.
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
•We rely upon third parties to conduct all aspects of our product manufacturing and commercial distribution, and in many instances only have a single supplier or distributor, and the loss of these manufacturers or distributors, their failure to supply us on a timely basis, or at all, or their failure to successfully carry out their contractual duties or comply with regulatory requirements, cGMP requirements, or guidance could cause delays in or disruptions to our supply chain and substantially harm our business.
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
•The intellectual property that we own or have licensed and related non-patent exclusivity relating to our current and future products is, and may be, limited, which could adversely affect our ability to compete in the market and adversely affect the value of Auryxia, vadadustat, if approved, or future products.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 5

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
•We have identified a material weakness in our internal control over financial reporting as of December 31, 2023 relating to our accounting for inventory and inventory related transactions. If we are not able to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results or prevent fraud, and we may conclude that our internal control over financial reporting is not effective, which may adversely affect our business.
•We are currently subject to legal proceedings that could result in substantial costs and divert management's attention, and we could be subject to additional legal proceedings.
•Our stock price has been and may continue to be volatile, which could result in substantial losses for holders or future purchasers of our common stock and lawsuits against us and our officers and directors.
Akebia Therapeutics, Inc. | Form 10-K | Page 6

PART I

Item 1. Business
Overview
We are a fully integrated, commercial-stage biopharmaceutical company committed to addressing patients’ unmet needs. We have built a business focused on developing and commercializing innovative therapeutics that we believe serve as a foundation for future growth. Our purpose is to better the life of each person impacted by kidney disease, and we have established ourselves as a leader in the kidney community. We believe our demonstrated ability to deliver value broadly to the kidney community has enabled us to build a sustainable company. Upon this solid foundation and our continued commitment to patients, we believe focusing on all patients who can realize a meaningful benefit from our medicines will deliver value for our shareholders.
Our current portfolio and hypoxia-inducible factor (HIF)-based pipeline includes:

Product	Indication	Region(s)	Discovery	Phase 1	Phase 2	Phase 3	Regulatory Review	Commercial Approval	In Market
Auryxia® (ferric citrate)	Hyperphosphatemia, IDA	United States[1], Japan[2] and Taiwan[2]

Vafseo®	Anemia DD-CKD, Anemia NDD-CKD	Japan[3]

Vafseo®	Anemia DD-CKD	European Union[4], United Kingdom[4], Switzerland[4], Australia[4], Taiwan[5] and Korea[5]

Vadadustat	Anemia DD-CKD	United States[1]

Vadadustat	Anemia NDD-CKD	Global[6]

AKB-9090	AKI, ARDS	Global[1]

AKB-10108	ROP	Global[1]

1 Marketed by Akebia
2Marketed by JT Torii
3Marketed by MTPC
4 To be marketed by Medice
5 To be marketed by MTPC
6 To be marketed by Akebia; MTPC and Medice have certain rights in their territories
Auryxia® (ferric citrate) is an orally administered medicine approved and marketed in the United States, or U.S., for two indications: (1) the control of serum phosphorus levels in adult patients with dialysis dependent chronic kidney disease, or DD-CKD, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with non-dialysis-dependent chronic kidney disease, or NDD-CKD. Today, we market Auryxia in the U.S. with our well-established, nephrology-focused commercial organization. Our Japanese sublicensee, Japan Tobacco, Inc., and its subsidiary, Torii Pharmaceutical Co., Ltd., collectively, JT and Torii, commercialize ferric citrate hydrate as Riona in Japan. Averoa SAS, or Averoa, has an exclusive license to develop and commercialize ferric citrate in the European Economic Area, or EEA, Turkey, Switzerland and the United Kingdom, or UK. We expect Averoa will apply for marketing authorization for ferric citrate in Europe.
Vafseo® (vadadustat) is a HIF prolyl hydroxylase, or HIF-PH, inhibitor, approved in 36 countries as a treatment for anemia due to chronic kidney disease, or CKD.
Akebia Therapeutics, Inc. | Form 10-K | Page 7

•In the European Union, or EU, the UK, Switzerland and Australia, vadadustat is approved under the trade name Vafseo for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. In May 2023, we entered into a License Agreement with MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in patients with CKD in the EEA, the UK, Switzerland and Australia, or the Medice Territory.
•In Japan, vadadustat is approved as a treatment for anemia due to CKD in both dialysis dependent and non-dialysis dependent patients under the trade name Vafseo, and is marketed and sold by our collaborator Mitsubishi Tanabe Pharma Corporation, or MTPC. In Taiwan, vadadustat is approved for the treatment of symptomatic anemia due to CKD in adult patients on chronic maintenance dialysis and in Korea as an anemia treatment for patients with CKD on hemodialysis. MTPC plans to commercialize vadadustat in Taiwan.
We continue to pursue approval for vadadustat in the U.S. In September 2023, we completed our resubmission to our New Drug Application, or NDA, for the treatment of anemia due to CKD in adult patients on dialysis to the U.S. Food and Drug Administration, or FDA. In October 2023, the FDA acknowledged that the resubmission was complete, classified it as a Class 2 response and set a user fee goal date, or PDUFA Date, of March 27, 2024.
We initially submitted an NDA to the FDA for vadadustat in March of 2021. On March 29, 2022, the FDA issued a complete response letter, or CRL, to our NDA. The FDA concluded that the data in the NDA did not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. The FDA expressed safety concerns, noting failure to meet non-inferiority in Major Adverse Cardiovascular Events, or MACE, in the non-dialysis patient population, the increased risk of thromboembolic events driven by vascular access thrombosis in dialysis patients and the risk of drug-induced liver injury. We believe there are compelling data supporting a positive benefit-risk profile for the use of vadadustat broadly in patients with CKD. In October 2022, we submitted a Formal Dispute Resolution Request, or FDRR, with the FDA regarding the CRL focused on the favorable balance of the benefits and risks of vadadustat for the treatment of adult patients with anemia due to CKD on dialysis. In May 2023, the Office of New Drugs, or OND, denied our appeal but provided a path forward for us to resubmit the NDA for vadadustat for the treatment of anemia due to CKD for dialysis dependent patients without the need for us to generate additional clinical data. This led to the NDA resubmission in September 2023.
We own full rights to vadadustat in the U.S., subject to our licensing agreement with Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor. If we obtain FDA approval for vadadustat as an oral treatment for anemia due to CKD in adult dialysis patients, we plan to commercialize vadadustat in the U.S. with CSL Vifor. Beyond seeking U.S. approval, we have several lifecycle management and indication expansion opportunities currently under evaluation for vadadustat, including the potential for alternative dosing and label expansion for treatment of anemia due to CKD in adult patients not on dialysis.
Our HIF-based pipeline assets are molecules being evaluated to target areas of unmet needs in acute care settings. The discovery of HIF laid the foundation to explore the central role of oxygen sensing in many diseases. As we have seen through the development of vadadustat as a treatment for anemia due to CKD, when stabilized, HIF triggers wide-ranging adaptive, protective responses during hypoxic or ischemic conditions. We have selected two additional HIF molecules for preclinical development: AKB-9090, for use in an acute care setting, potentially for acute kidney disease, or AKI, or acute respiratory distress syndrome, or ARDS, and AKB-10108 for retinopathy of prematurity, or ROP, in neonates.
We continue to explore additional commercial and development opportunities to expand our pipeline and portfolio of novel therapeutics through both internal research and external innovation to leverage our fully integrated team.
Strategy
Our strategic focus and business operations are driven by our commitment to patients. Our broad understanding of kidney disease helps us serve the unmet needs of kidney patients and others impacted by chronic and debilitating illness. Our team has extensive experience in developing and commercializing innovative products, a deep understanding of the renal space commercially as well as the biological pathways involved in kidney disease and business development expertise. We are focused on executing on the following four key initiatives:
•Maximize the Value of Auryxia: We continue to use our nephrology-focused commercial organization to increase awareness and the demand for and adoption of Auryxia for its approved indications with key stakeholders including nephrologists, third-party payors, dialysis organizations and patients. Auryxia has contributed consistent, meaningful revenue to the business since it became part of our portfolio in 2018. Our goals are to grow Auryxia net product revenue in 2024 and position the brand to enable our team to leverage potential tailwinds which could slow revenue decline upon loss of exclusivity, or LoE, for Auryxia in March 2025.
•Unlock Significant Value with Potential U.S. Vadadustat Approval and Commercial Launch Globally: Our near-term goal is to secure approval for vadadustat as an oral treatment for anemia due to CKD in adult dialysis patients in the U.S., which is the largest market opportunity globally for this population. We will also continue to support our partners in preparation to launch Vafseo in Europe, Taiwan and potentially other countries to pursue our goal of
Akebia Therapeutics, Inc. | Form 10-K | Page 8

enabling broad access to vadadustat for patients globally. We own full rights to vadadustat in China, Latin America and certain other territories and U.S. rights subject to our license agreement with CSL Vifor, which could provide potential long-term value.
•Advance pipeline, with focus on HIF-based molecules: As a leader in HIF biology, we aim to thoughtfully invest in our pipeline, including our decision to advance two HIF-based molecules for potential use in acute care settings to the clinic. Through pipeline advancement, our goal is to target new market opportunities in areas of high unmet need.
•Explore Strategic Growth: We continue to explore additional commercial and development opportunities to expand our pipeline and portfolio of novel therapeutics through both internal research and external innovation to leverage our fully integrated team.
In addition to our work to maximize net product revenue, we plan to pursue initiatives to ensure strategic use of capital, most recently securing access to a term loan with a payback period beyond a potential launch of vadadustat in the U.S., if approved. We will also continue on our path of financial discipline, cross-organizational efficiency and operational effectiveness.
Background on Chronic Kidney Disease
There is a clear need to improve the quality of life outcomes for people living with kidney disease. CKD is a condition in which the kidneys are progressively damaged to the point that they cannot properly filter the blood circulating in the body. This damage causes waste products to build up in the patient’s blood, leading to other health problems, including anemia, cardiovascular disease and bone disease. In the U.S., CKD significantly impacts the U.S. healthcare system, potentially affecting about 37 million patients and costing Medicare nearly $125.0 billion annually for treating Medicare beneficiaries with CKD or end-stage renal disease, or ESRD, according to the Centers for Disease Control and Prevention.
The prevalence and incidence of CKD is increasing in all segments of the U.S. population. Risk factors for the development of CKD include concomitant diseases such as obesity, hypertension, diabetes mellitus and cardiovascular disease, lifestyle factors such as tobacco use and inactivity, family history, aging and prenatal factors such as maternal diabetes mellitus, low birth weight and small-for-gestational-age status. The progression of CKD towards renal failure is complicated by multiple conditions which further deteriorate kidney function and the general health of patients if left untreated. Typically the prevalence of these conditions increases as CKD progresses. For instance, patients with CKD often experience high phosphorus and develop hyperphosphatemia, which can result in bone disease, vascular calcification and calciphylaxis (skin ulceration). Additionally, anemia, characterized by low hemoglobin levels, is typically associated with fatigue, worsening quality of life, increased hospitalizations and increased mortality.
Anemia, or low hemoglobin/red blood count, in patients with CKD most commonly arises from two etiologies:
1.Anemia due to CKD: results from inadequate levels of erythropoietin, or EPO, a protein hormone synthesized by specialized cells in the kidney that stimulates red blood cell, or RBC, production in the bone marrow. As renal function declines, the body progressively loses the ability to produce endogenous EPO; and
2.IDA: results from low levels of iron due to abnormal iron absorption and utilization in patients with CKD.
Auryxia
Auryxia is an iron-based, non-calcium, non-chewable, orally-administered tablet approved and marketed in the U.S., Japan and Taiwan for the treatment of hyperphosphatemia in adult patients with dialysis dependent CKD and for the treatment of IDA in adult patients with NDD-CKD.
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
Phosphate binders and phosphate inhibitors are the only interventions marketed for the treatment of hyperphosphatemia. According to the U.S. Renal Data System 2022 Annual Data Report, there were nearly 558,000 patients in the U.S. on dialysis in 2020, of which approximately 80% were treated with a phosphate binder. Phosphate binders need to be taken with meals and snacks, and it is not uncommon for DD-CKD patients to be prescribed as many as 12 or more phosphate binder pills per day, among other medications. Patients taking phosphate binders also experience gastrointestinal tolerability issues. As a result of the pill burden and tolerability issues associated phosphate binders, prescribed phosphate binders are often intolerable for many patients, leading to lack of treatment adherence.
In addition, in 2020 approximately 44% of patients treated with a phosphate binder were treated solely with a calcium-based binder, which can lead to side effects such as increased cardiovascular risk, hypercalcemia and gastrointestinal-related
Akebia Therapeutics, Inc. | Form 10-K | Page 9

adverse events. Due to the risks associated with calcium-based binders, in 2017 Kidney Disease: Improving Global Outcomes, or KDIGO, recommended that clinicians limit the use of calcium-based binders.
Anemia is a condition characterized by abnormally low levels of hemoglobin. Hemoglobin is contained within RBCs and carries oxygen to other parts of the body. If there are too few RBCs or if hemoglobin levels are low, the cells in the body will not get enough oxygen. IDA is a common form of anemia that is caused by patients not having enough iron to manufacture healthy RBCs. Although anyone can develop IDA, IDA is particularly common in NDD-CKD patients. IDA is associated with fatigue, lethargy, decrease quality of life, cardiovascular complications, hospitalizations and increased mortality.
We estimate that there are more than 500,000 adult patients in the U.S. with NDD-CKD diagnosed with IDA and managed by a nephrologist. Currently, there are two forms of iron therapy used to treat IDA: oral iron supplements and iron delivered via intravenous infusion, or IV, iron. Oral iron is currently the first-line iron replacement therapy for most physicians; however, oral iron supplements are poorly absorbed by many patients, which may adversely impact their effectiveness, and are associated with certain side effects, such as constipation, diarrhea and cramping, that may adversely affect treatment adherence. IV iron is viewed as an effective treatment; however, like other intravenous medicines, it is logistically difficult to administer in an office setting, where NDD-CKD patients are more often treated.
Commercialization
We market Auryxia in the U.S. through our well-established, nephrology-focused sales force and commercial organization.
Auryxia, as an oral drug, is covered by Medicare under Part D and commercial channels. Patients with hyperphosphatemia have access to Auryxia through the major Medicare Part D plans and the ten largest commercial plans and pharmacy benefit managers in the U.S., which provide coverage for approximately 127 million people. In September 2018, the Centers for Medicare & Medicaid Services, or CMS, decided that Auryxia would no longer be covered by Medicare for the treatment of IDA. While this decision does not impact CMS coverage for the treatment of hyperphosphatemia, it requires all Auryxia prescriptions for Medicare patients to undergo a prior authorization, or PA, to ensure their use in that indication. We decided beginning in 2022 to terminate certain Part D contracts, as patients no longer had the access benefit given the PA requirement. Now, patients must go through a medical exemption process, which is very similar to a PA review. While we believe this had, and may continue to have, a negative impact on our overall sales volume, we believe it had a significant positive impact on our net selling price.
In recognition of the evolution of chronic kidney care to value-based reimbursement and care delivery, in late 2022 we shifted our commercial model to align to customer objectives. The team of key account managers are focused on high value individual prescribers that represent approximately 70% of Auryxia prescribing and 40% of the overall binder market potential. The team also focuses on large group practices that are part of the Comprehensive Kidney Care Contracting, or CKCC, program. These entities are focused on delivering coordinated, cost-effective care for advanced CKD patients, including those receiving dialysis. This customer group requires different clinical and economic rationale for supporting product use in protocols and formularies. Therefore, we have aligned key account managers to these high-volume, value-based care organizations. We believe this model is more aligned to our customers’ needs and recognition of our product’s value proposition.
JT and Torii market Riona in Japan. We receive tiered double-digit royalties from JT and Torii based on their sales in Japan.
Vadadustat
Market Opportunity
Anemia is common in patients with CKD, and its prevalence increases with disease progression. Anemia due to CKD results from inadequate EPO levels, negatively affecting RBC production. Left untreated, anemia accelerates the overall deterioration of patient health with increased morbidity and mortality. Based on third-party prevalence data and company estimates, approximately 5.7 million people in the U.S. with CKD suffer from anemia. According to the U.S. Renal Data System 2022 Annual Data Report, there were nearly 558,000 patients in the U.S. on dialysis in 2020, of which 86% were on in-center hemodialysis and the remainder on home dialysis, which includes both peritoneal dialysis and home hemodialysis.
The current standard of care for anemia due to CKD is treatment by injectable recombinant human erythropoiesis-stimulating agents, or ESAs, such as Epogen® (epoetin alfa), Aranesp® (darbepoetin alfa) or Mircera® (methoxy polyethylene glycol-epoetin beta), or blood transfusion. Based on publicly available information on ESA sales and market data compiled by a third-party vendor, global sales of injectable ESAs for all uses were estimated to be approximately $10.0 billion in 2022. The vast majority of these sales are believed to have been for the treatment of anemia due to CKD. In Europe, within the EU5, which refers to the five largest markets in Europe or France, Germany, Italy, Spain and England, more than 200,000 dialysis patients are diagnosed with anemia due to CKD and are treated with ESAs.
When administered to a patient, injectable ESAs provide supraphysiological levels of exogenous EPO to stimulate production of RBCs. While injectable ESAs can be effective in raising hemoglobin levels, they have the potential to cause significant side
Akebia Therapeutics, Inc. | Form 10-K | Page 10

effects, and need to be injected subcutaneously or intravenously. In particular, injectable ESAs may lead to thrombosis, stroke, myocardial infarction and death. Also, controlled trials have demonstrated that patients experienced greater risk of death, serious adverse cardiovascular reactions, and stroke when administered ESAs to a target hemoglobin level of greater than 11g/dL. While these safety concerns, which became evident starting in 2006, have led to a significant reduction in the use of injectable ESAs, and an increase in the use of injectable iron, injectable ESAs remain the current standard of care for the treatment of anemia due to CKD in patients on dialysis and not dialysis dependent.
We believe there is a significant opportunity for vadadustat to address limitations of injectable ESAs and become a new oral option for the treatment of anemia due to CKD in adult patients on dialysis, if approved. In addition, clinical data from our Phase 3 INNO2VATE program showed vadadustat was non-inferior to darbepoetin alfa with respect to hematological efficacy (change in hemoglobin concentration) and cardiovascular safety (MACE) in adult patients on dialysis.
Injectable ESAs are administered by dialysis center staff to approximately 90% of in-center hemodialysis patients and 75% of home dialysis patients. Although the significant majority of dialysis patients are cared for in-center, recently, several factors including the COVID-19 pandemic, changing patient preferences, government initiatives and reimbursement changes are supporting a shift toward home dialysis. We believe as an oral therapeutic, vadadustat has potential to be a convenient treatment alternative to injectable ESAs not only for in-center dialysis patients, but also for the growing number of home dialysis patients and patients transitioning to home dialysis.
Given the concentration of dialysis clinics in large networks, with DaVita, Inc., or DaVita, and Fresenius Kidney Care Group LLC, or Fresenius, accounting for a vast majority of the dialysis population in the U.S., treatment is usually driven by medical protocols that are implemented across the entire network of clinics. These protocols are informed by very large data sets and when updated, result in rapid change applicable to large segments of the patient population. This is particularly true of medications covered under the ESRD Prospective Payment System, or PPS, in Medicare, or the ESRD Bundle, a payment structure with a flat base rate per dialysis session adjusted for individual patient and facility characteristics. Dialysis-related drugs are included in the ESRD Bundle if they fall into functional categories such as anemia management and bone and mineral metabolism, except that oral-only drugs are exempted from inclusion until 2025. In a final ESRD PPS rule published in November 2018, CMS confirmed that it will expand the Transitional Drug Add-on Payment Adjustment, or TDAPA, to all new dialysis drugs approved by the FDA after January 1, 2020. The TDAPA will provide separate payment for new drugs for two years based on the drug’s Average Sales Price, or ASP, that will be in addition to the base rate in order to facilitate the adoption of innovative therapies. Although there are several details that need further clarification, and the precise timing of when we could receive codes to allow for reimbursement under TDAPA is not known, the codes are assigned on a quarterly basis, and the rule provides support for our assumption that new anemia treatments, including those in the HIF-PH inhibitor class, will be included in the ESRD Bundle and will be eligible for separate payment initially under TDAPA, and we expect to receive TDAPA designation for vadadustat six months post-filing acceptance if approved by the FDA.
Commercialization
We are supporting MTPC's commercialization of vadadustat in Japan and will support Medice's commercialization of vadadustat in Europe. We are also preparing for a potential commercial launch of vadadustat in the U.S., if approved.
If we obtain FDA approval for vadadustat for the treatment of anemia due to CKD in adult patients, we plan to commercialize vadadustat in the U.S. with CSL Vifor. Today, we have an established and embedded commercial team with approximately 30 key account managers supported by our commercial operations team. There is a more than 96% overlap in call points that exists between Auryxia and vadadustat. Enhancing the ability of our commercial team, we also have renal expertise across our organization, including among our leadership team and Board of Directors, as well as existing relationships with dialysis organizations that we believe will enhance our commercial effectiveness if vadadustat is approved.
In February 2022, we entered into a Second Amended and Restated License Agreement, or the Vifor Agreement, with CSL Vifor, under which we granted CSL Vifor an exclusive license to sell vadadustat to Fresenius Medical Care North America and its affiliates, including Fresenius, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of certain group purchasing organizations and to certain non-retail specialty pharmacies, collectively, the Supply Group, in the U.S., or Vifor Territory. If approved, we plan to market vadadustat in the U.S., including to the Supply Group, and we plan to sell vadadustat directly to organizations outside the Supply Group. During the term of the Vifor Agreement, CSL Vifor is not permitted to sell any HIF product that competes with vadadustat in the Vifor Territory to the Supply Group.
Akebia Therapeutics, Inc. | Form 10-K | Page 11

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
Both the INNO2VATE and PRO2TECT Phase 3 programs were global, multicenter, open-label, sponsor-blind, active-controlled non-inferiority programs. In both programs, patients were randomized 1:1 to receive either oral vadadustat or injectable darbepoetin alfa. The primary efficacy endpoint for each study in the INNO2VATE and PRO2TECT programs was the mean change in hemoglobin between baseline and the primary evaluation period. Non-inferiority, or NI, for the primary efficacy endpoint was achieved if the lower bound of the 95% confidence interval for the between-group difference of the mean hemoglobin change did not fall below the pre-specified NI margin. Both the INNO2VATE and PRO2TECT programs included the primary safety endpoint of the assessment of MACE, with a comparison of vadadustat to darbepoetin alfa. MACE is defined as the composite endpoint of all-cause mortality, non-fatal myocardial infarction, or non-fatal stroke. The primary safety analysis for each program was based on the combined MACE events from the two studies in each of INNO2VATE and PRO2TECT. NI for the primary safety analysis was achieved if the upper bound of the 95% confidence interval for the hazard ratio of vadadustat to darbepoetin alfa did not exceed the pre-specified NI margin. We prospectively defined and agreed to non-inferiority margins with the U.S. and European regulatory authorities and agreed with the U.S. regulatory authorities on the key components of our statistical analysis plan.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 12

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
The incidence of treatment emergent adverse events, or TEAEs, during the Correction/Conversion study in vadadustat treated patients was 83.8% and 85.5 % in darbepoetin alfa treated patients. During the study, the most common TEAEs reported in vadadustat/darbepoetin alfa treated patients were hypertension (16.2%/ 12.9%) and diarrhea (10.1%/ 9.7%). Serious TEAEs were lower in vadadustat treated patients at 49.7% compared to 56.5% for darbepoetin alfa treated patients. The incidence of TEAEs during the Conversion study in the vadadustat treated patients was 88.3%, and 89.3% in darbepoetin alfa treated patients. During the study, the most common TEAEs reported in vadadustat/darbepoetin alfa treated patients were diarrhea (13.0%/ 10.1%), pneumonia (11.0%/ 9.7%), hypertension (10.6%/ 13.8%), and hyperkalemia (9.0%/ 10.8%). Serious TEAEs were slightly lower for vadadustat treated patients at 55.0% and 58.3% for darbepoetin alfa-treated patients. Patients with DD-CKD experienced an increased risk of thromboembolic events compared to darbepoetin alfa with a time to first event HR of 1.20 (95% CI 0.96 –- 1.50) driven by thrombosis of vascular access.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 13

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
Analysis of MACE events conducted by Akebia in the PRO2TECT program revealed that the greater number of MACE events observed among vadadustat patients as compared to the active comparator was primarily related to an excess of non-cardiovascular death and death-of-unknown-cause in regions outside of the U.S. where significant differences in treatment patterns for NDD-CKD patients were observed.
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
The incidence of TEAEs during the Correction study in the vadadustat-treated patients was 90.9%, and 91.6% in darbepoetin alfa-treated patients. During the study, the most common TEAEs reported in vadadustat/darbepoetin alfa-treated patients were end-stage renal disease (34.7%/ 35.2%), hypertension (17.7%/ 22.1.%), hyperkalemia (12.3.%/ 15.6%), urinary tract infection (12.9%/ 12.0%), diarrhea (13.9%/ 10.0%), peripheral oedema (12.5%/ 10.5%), fall (9.6%/ 10%) and nausea (10%/ 8.2%). Serious TEAEs were 65.3% for vadadustat-treated patients and 64.5% for darbepoetin alfa-treated patients. The incidence of TEAEs during the Conversion study in vadadustat treated patients was 89.1% and 87.7% in darbepoetin alfa-treated patients. During the study, the most common TEAEs reported in vadadustat/darbepoetin alfa-treated patients were end-stage renal disease (27.5%/ 28.4%), hypertension (14.4%/ 14.8%), urinary tract infection (12.2%/ 14.5%), diarrhea (13.8.%/ 8.8.%), peripheral oedema (9.9%/ 10.1%) and pneumonia (10.0%/ 9.7%). Serious TEAEs were 58.5% for vadadustat-treated patients and 56.6% for darbepoetin alfa-treated patients.
Hepatic Safety Profile of Vadadustat in Clinical Studies
During the conduct of our Phase 3 program our team and hepatic experts analyzed hepatic cases (unblinded to treatment). Further, following the completion of our global Phase 3 clinical program for vadadustat, there was a review of hepatic safety across the vadadustat clinical program, which included eight completed Phase 2 and 3 studies in NDD-CKD patients, 10 completed Phase 1, 2, and 3 studies, and two then-ongoing Phase 3b studies in DD-CKD patients, and 18 completed studies in healthy subjects (17 Phase 1 and one Phase 3). This review consisted of a blinded re-assessment of hepatic events conducted by a separate panel of hepatic experts. While hepatocellular injury attributed to vadadustat was reported in less than 1% of patients, there was one case of severe hepatocellular injury with jaundice, and we cannot guarantee that similar events will not happen in the future. Additionally, the FDA expressed safety concerns related to the risk of drug-induced liver injury in the CRL that it issued in March 2022.
Modified Dosing Studies
From May 2020 to January 2023, we also conducted additional studies of vadadustat evaluating a modified approach to a once-daily and three-times weekly dosing, including assessment of a vadadustat starting dose based on an individual’s pre-conversion ESA dose prior to study entry and higher titration doses of vadadustat (up to 1200 mg).
The FO2CUS study evaluated the efficacy and safety of vadadustat in hemodialysis patients who were converted from a long-acting ESA to three-times weekly oral vadadustat dosing for the maintenance treatment of anemia. FO2CUS was an open-label, active-controlled, sponsor-blinded study that evaluated 456 hemodialysis patients who were randomized (1:1:1) into a vadadustat 600mg starting dose, vadadustat 900mg starting dose, or a long-acting ESA (Mircera®) treatment arms.
The MO2DIFY study evaluated the efficacy and safety of vadadustat in hemodialysis patients using a modified once-daily dosing regimen different from the INNO2VATE program dosing and a three-times-weekly dosing regimen of oral vadadustat compared to darbepoetin alfa.
FO2CUS Study
Primary and Secondary Efficacy Endpoint Results
In the FO2CUS study, each vadadustat starting dose regimen (600 mg, 900 mg) and the combined vadadustat-treated group achieved the primary efficacy endpoint of the mean change in Hb between baseline and the primary evaluation period (weeks 20-26) compared to Mircera in adult patients on hemodialysis, demonstrating non-inferiority to Mircera based on a non-inferiority margin of -0.75 g/dL. Similarly, each starting dose regimen of vadadustat and the combined vadadustat-treated
Akebia Therapeutics, Inc. | Form 10-K | Page 14

group achieved the secondary efficacy endpoint of the mean change in Hb between baseline and the secondary evaluation period (weeks 46-52).
In the FO2CUS study in hemodialysis patients (n=456):
•Primary Efficacy Endpoint Results: Vadadustat demonstrated non-inferiority to Mircera. The least square mean difference in Hb was -0.43 g/dL (-0.67, -0.20) for the vadadustat 600 mg starting dose group, -0.23 g/dL (-0.46, 0.01) for the vadadustat 900 mg starting dose group, and -0.33 g/dL (-0.53, -0.13) for the combined vadadustat-treated group, achieving the pre-specified non-inferiority margin of -0.75 g/dL. The mean Hb level during the primary evaluation period was 10.11 (0.061) g/dL for the combined vadadustat-treated group compared to 10.41 (0.068) g/dL for Mircera-treated group.
•Secondary Efficacy Endpoint Results: Vadadustat demonstrated non-inferiority to Mircera. The least square mean difference in Hb was -0.27 g/dL (-0.54, -0.00) for the vadadustat 600 mg starting dose group, -0.38 g/dL (-0.67, -0.10) for the vadadustat 900 mg starting dose group, and -0.33 g/dL (-0.56, -0.09) for the combined vadadustat-treated group. The mean Hb level during the secondary evaluation period was 10.03 (0.066) g/dL for the combined vadadustat-treated group compared to 10.28 (0.076) g/dL for the Mircera-treated group.
Safety Results
In the FO2CUS study, a total of 78.7% of patients experienced any TEAEs in the combined vadadustat-treated group, and 75.3% experienced any TEAEs in the Mircera-treated group. The data demonstrated that 44.5% of patients experienced any serious TEAEs in the combined vadadustat-treated group, and 44.7% of patients experienced any serious TEAEs in the Mircera-treated group. During the study, the most common TEAEs reported in vadadustat-/Mircera- treated patients were COVID-19 (14.6%/16.0%), diarrhea (12.3%/8.0%) and hyperkalaemia (9.0%/10.7%).
MO2DIFY Study
Primary and Secondary Efficacy Endpoint Results
In the MO2DIFY study, the vadadustat once-daily, or QD, treatment (starting dose: 300 or 450 mg) achieved the primary efficacy endpoint of the mean change in Hb from baseline to the primary evaluation period (weeks 20-26) compared to darbepoetin alfa in adult patients on hemodialysis, demonstrating non-inferiority to darbepoetin alfa based on a non-inferiority margin of -0.75 g/dL. Vadadustat three-times-weekly, or TIW, treatment (starting dose: 600 or 750) did not demonstrate noninferiority to darbepoetin alfa. Based on a sensitivity analysis using the per protocol population, both vadadustat dosing regimens demonstrated noninferiority to darbepoetin alfa of the mean change in Hb between baseline and the primary evaluation period.
Neither dosing regimen of vadadustat achieved the secondary efficacy endpoint of the mean change in Hb between baseline and the secondary evaluation period (weeks 46-52).
In the MO2DIFY study in hemodialysis patients (n=319):
•Primary Efficacy Endpoint Results: Vadadustat QD treatment was non-inferior to darbepoetin alfa. The least square mean difference in Hb was -0.27 g/dL (-0.55, 0.01) for the vadadustat QD-treated group, meeting the pre-specified non-inferiority margin of -0.75 g/dL. The least square mean difference in Hb was -0.53 g/dL (-0.80, -0.25) for the vadadustat TIW-treated group. The mean Hb level during the primary evaluation period was 10.23 (1.07) g/dL and 10.02 (0.87) g/dL for the vadadustat QD and vadadustat TIW groups respectively, compared to 10.45 (0.83) g/dL for the darbepoetin alfa group.
•Secondary Efficacy Endpoint Results: The secondary efficacy endpoint was the change in average Hb between baseline and the secondary evaluation period (Weeks 46 to 52). The least square mean difference in Hb was -0.40 g/dL (-0.79, -0.02) for the vadadustat QD-treated group and -0.42 g/dL (-0.81, -0.02) for the vadadustat TIW-treated group. Since noninferiority for the secondary efficacy endpoint of vadadustat TIW to darbepoetin alfa was not established, no claims of noninferiority were made for the secondary efficacy endpoint.
•Other efficacy Endpoint: The proportion of subjects with an average Hb value within the target range (US [10.0 to 11.0 g/dL] and Europe [10.0 to 12.0 g/dL]) was similar in the vadadustat QD, vadadustat TIW and darbepoetin alfa treatment groups during the primary evaluation period (weeks 20 to 26) (51.0%, 50.7%, and 54.5%, respectively) and secondary evaluation period (weeks 46 to 52) (50.4%, 48.3%, and 51.3%, respectively).
Safety Results
Akebia Therapeutics, Inc. | Form 10-K | Page 15

Among all randomized patients who received at least one dose of the study medication (n=317), 84.8% and 84.6% of patients in the vadadustat QD and TIW groups, respectively, experienced any TEAEs, compared to 80.6% in the darbepoetin alfa group. The data showed that 44.8% of patients in the vadadustat QD group and 45.2% in the vadadustat TIW group experienced any treatment-emergent serious adverse events, compared to 43.5% of patients in the darbepoetin alfa group. The most commonly reported TEAEs in patients treated with vadadustat QD, vadadustat TIW, and darbepoetin alfa were COVID-19 (13.3%, 12.5%, and 13.0% respectively), diarrhea (13.3%, 14.4%, and 5.6% respectively), and anemia (7.6%, 10.6%, and 9.3% respectively).
Pipeline
We continue to add to our pipeline and portfolio of novel therapeutics through internal research, discovery and development. We have invested resources to build out a preclinical portfolio and have selected two candidates for further preclinical development: AKB-9090, a drug targeting critical-care indications, and AKB-10108, a drug targeting conditions related to premature birth. We intend to explore AKB-9090 for potential use in AKI and ARDS, and AKB-10108 for potential use in ROP.
Acute Kidney Injury (AKI)
AKI is a sudden decline in the ability of the kidneys to work and perform their normal functions. AKI occurs in 20-30% of the approximately two million patients that undergo cardiac surgeries annually and there are no current treatments available for cardiovascular surgery-related AKI.
Stabilization of HIF by prolyl hydroxylase inhibition leads to the release of erythropoietin, a shift to anaerobic metabolism (glycolysis) and decreased inflammatory responses that collectively lessen kidney ischemia-reperfusion injury and ameliorate the decline in kidney function. Data from our preclinical studies showed AKB-9090 to be highly active in lessening the severity of AKI in an animal model of ischemia-reperfusion injury.
Acute Respiratory Distress Syndrome (ARDS)
ARDS is a life-threatening acute form of lung disease characterized by acute bilateral pulmonary edema and severe hypoxemia (low blood oxygen). Despite improvement in supportive care, a third-party study indicated high hospital mortality rates for patients with ARDS admitted to participating intensive care units. The mortality rate among patients with ARDS in the study was: 34.9% with mild ARDS; 40.3% with moderate ARDS and 46.1% with severe ARDS. There are currently no treatments available for ARDS except for supportive care.
Stabilization of HIF by prolyl hydroxylase inhibition leads to the release of erythropoietin, increased extracellular adenosine signaling, increased glycolytic activity and decreased inflammation in lung epithelial cells that promote resolution of the lung injury. Vadadustat lessened the severity of COVID-19 pneumonia in a clinical trial (NCT04478071) and improved outcomes in animal models of acute lung injury. We plan to conduct a trial with vadadustat for the treatment of ARDS due to suspected aspiration, pathogen-associated pneumonia, or sepsis in hospitalized patients, which could further validate the therapeutic approach for HIF stabilization in ARDS and provide clinical data to support clinical development of an alternative HIF-based molecule such as AKB-9090 for ARDS. Based on the data and our strategic business considerations, we may not pursue vadadustat as a treatment for ARDS.
Retinopathy of Prematurity (ROP)
ROP is the leading cause of blindness in preterm infants globally and occurs due to incomplete retinal development and abnormal blood vessel growth in the retina. ROP is caused by the high oxygen therapy used to treat preterm babies, which prevents retina growth. Annually, there are approximately 100,000 new cases of infant blindness worldwide due to ROP and currently no preventative therapy.
HIF-PH inhibitors can protect the retina by stabilizing HIF, which degrades during hyperoxia, allowing normal retinal development and preventing abnormal blood vessel growth that can lead to scarring, bleeding, retinal detachment and blindness. Data from our preclinical studies of AKB-10108 in mouse and rat models of ROP showed significant improvements in retinal development under hyperoxic conditions, as well as significant reductions in abnormal blood vessel growth after returning to normal oxygen levels.
Manufacturing and Supply
Overview
We neither own nor operate, and currently have no plans to own or operate, any manufacturing or distribution facilities. We rely on third-party contract manufacturing organizations, or CMOs, to produce all of our preclinical, clinical and commercial supply, and third-party distributors to distribute Auryxia. We have established relationships with several CMOs and expect to continue to rely on either existing or alternative distributors and CMOs to distribute our products and supply our ongoing and planned preclinical studies and clinical trials and for commercial production. Our CMOs have other clients and may have other priorities that could affect their ability to perform the work satisfactorily and/or on a timely basis. Both of these occurrences
Akebia Therapeutics, Inc. | Form 10-K | Page 16

would be beyond our control. All clinical and commercial supplies are manufactured under current Good Manufacturing Practices, or cGMPs, which is a regulatory standard for the production of pharmaceuticals that will be used in humans.
Vadadustat
We currently rely on a single-source supplier for the direct manufacture of our drug substance and drug product for clinical and commercial supply of vadadustat. We have entered into supply agreements with STA Pharmaceutical Hong Kong Limited, or STA, for the manufacture of vadadustat drug substance and drug product for commercial use. We plan to mitigate potential commercial supply risks for vadadustat, if any, through inventory management and we may enter into additional manufacturing arrangements for both drug substance and drug product if vadadustat is approved in the U.S.
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
We utilize third parties for the commercial distribution of Auryxia, including wholesale distributors and certain specialty pharmacy providers. We have also engaged Cardinal Health as the exclusive third-party logistics distribution agent for commercial sales of Auryxia. The third-party logistics provides services to the Company that include storage, distribution, processing product returns, customer service support, logistics support, electronic data interface and system access support
We have established CMO relationships for the supply of Auryxia to help ensure that we will have sufficient material for ongoing commercial sales and clinical trials. We currently rely on a single-source supplier for the manufacture of our drug substance for clinical and commercial supply of Auryxia. The drug substance for Auryxia is supplied by Siegfried Evionnaz SA, pursuant to a supply agreement, as amended, with pricing structured on a per-kilogram basis. Auryxia drug product is supplied by Patheon Manufacturing Services LLC (Thermo Fisher) pursuant to a Master Manufacturing Service Agreement with per-bottle pricing structured on a tiered basis, with the price reduced as the product volume increases. These agreements require that we satisfy certain minimum purchase requirements, but we are not obligated to use them as our exclusive suppliers. For more information about our manufacturing agreements for Auryxia, see Part II, Item 7. Management’s Discussion and Analysis and Note 10, Commitments and Contingencies, to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data.
License and Collaboration Agreements
Vadadustat License and Collaboration Agreements
Medice License Agreement
On May 24, 2023, or the Medice Effective Date, we entered into the Medice License Agreement with Medice, under which we granted to Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in adult patients with chronic kidney disease in the Medice Territory.
Under the Medice License Agreement, we received an up-front payment of $10.0 million and are eligible to receive the following payments:
(i)     commercial milestone payments up to an aggregate of $100.0 million, and
(ii)     tiered royalties ranging from 10% to 30% of Medice's annual net sales of vadadustat in the Medice Territory, subject to reduction in certain circumstances.
The royalties will expire on a country-by-country basis upon the latest to occur of (i) the date of expiration of the last-to-expire valid claim of ours, Medice or joint patent that covers vadadustat in such country in the Medice Territory, (ii) the date of expiration of data or regulatory exclusivity for vadadustat in such country in the Medice Territory and (iii) the date that is 12 years from first commercial sale of vadadustat in such country in the Medice Territory.
Under the Medice License Agreement, we retain the right to develop vadadustat for non-dialysis patients with anemia due to chronic kidney disease in the Medice Territory. If we develop vadadustat for non-dialysis patients and vadadustat receives marketing approval for non-dialysis patients in the Medice Territory, Medice will commercialize vadadustat for both
Akebia Therapeutics, Inc. | Form 10-K | Page 17

indications in the Medice Territory. In this instance, we would receive 70% of the net product margin of any sales of vadadustat in the non-dialysis patient population, unless Medice requests to share the cost of the development necessary to gain approval to market vadadustat for non-dialysis patients in the Medice Territory and the parties agree on alternative financial terms.
We and Medice established a joint steering committee to oversee the development and commercialization of vadadustat in the Medice Territory.
The Medice License Agreement expires on the date of expiration of all payment obligations due thereunder with respect to vadadustat in the last country in the Medice Territory, unless earlier terminated in accordance with the terms of the Medice License Agreement. Either party may, subject to a cure period, terminate the Medice License Agreement in the event of the other party's uncured material breach. Medice has the right to terminate the Medice License Agreement in its entirety for convenience upon twelve months' prior written notice delivered on or after the date that is twelve months after the Medice Effective Date.
The Medice License Agreement includes customary terms relating to, among others, indemnification, confidentiality, remedies, and representations and warranties. The Medice License Agreement provides that we and Medice will enter into a supply agreement pursuant to which we will supply vadadustat to Medice for commercial use in the Medice Territory. We are currently negotiating the terms of the supply agreement with Medice.
MTPC Collaboration Agreement
In December 2015, we entered into a collaboration agreement with MTPC, as amended, or the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to vadadustat in Japan and certain other Asian countries, or the MTPC Territory. In addition, we supply vadadustat to MTPC for both clinical and commercial use in the MTPC Territory, subject to MTPC’s option to manufacture commercial drug product in the MTPC Territory. On July 15, 2020, we entered into a supply agreement with MTPC for the commercial supply of vadadustat for use in Japan and certain other Asian countries, as contemplated by the MTPC Agreement, which was amended effective as of December 5, 2022.
Unless earlier terminated, the MTPC Agreement will continue in effect on a country-by-country basis until the later of the following: (i) expiration of the last-to-expire patent covering vadadustat in such country in the MTPC Territory; (ii) expiration of marketing or regulatory exclusivity in such country in the MTPC Territory; or (iii) ten years after the first commercial sale of vadadustat in such country in the MTPC Territory. MTPC may terminate the MTPC Agreement upon twelve months’ notice. Either party may terminate the MTPC Agreement upon the material breach of the other party that is not cured within a specified time period or upon the insolvency of the other party.
Under the terms of the MTPC Agreement, we are eligible to receive payments from MTPC of up to approximately $225.0 million in the aggregate based on the achievement of certain development, regulatory and sales milestones, as well as tiered royalty payments ranging from 13% to 20% on annual net sales of vadadustat in the MTPC Territory, subject to reduction upon launch of a generic product on a country-by-country basis.
In February 2021, we entered into a royalty interest acquisition agreement with HealthCare Royalty Partners IV, L.P., or HCR, whereby we sold our right to receive royalties and sales milestones for vadadustat in Japan and certain other Asian countries in the MTPC territory under the MTPC Agreement, subject to certain caps and other terms and conditions. For more information on our royalty interest acquisition agreement with HCR, see Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Form 10-K.
CSL Vifor License Agreement
The Vifor Agreement grants CSL Vifor an exclusive license to sell vadadustat to the Supply Group in the Vifor Territory. We currently retain rights to commercialize vadadustat for use in the non-dialysis dependent CKD market, to market vadadustat to the Supply Group and to market and sell to dialysis organizations outside of the Supply Group. During the term of the Vifor Agreement, CSL Vifor is not permitted to sell any HIF product that competes with vadadustat in the Vifor Territory to the Supply Group. The Vifor Agreement provides that we will enter into a commercial supply agreement with CSL Vifor for vadadustat pursuant to which we will supply all of CSL Vifor’s requirements for vadadustat in the Vifor Territory. We have not yet entered into a supply agreement with CSL Vifor.
The Vifor Agreement is structured as a profit share arrangement between us and CSL Vifor in which we will receive approximately 66% of the profit, net of certain pre-specified costs. In connection with the amendment and restatement of the Vifor Agreement in February 2022, CSL Vifor made an upfront payment to us of $25.0 million. In addition, we entered into certain investment agreements with CSL Vifor, pursuant to which we sold CSL Vifor an aggregate of 7,571,429 shares of our common stock for a total of $70.0 million. The shares have not been registered pursuant to the Securities Act of 1933, as amended, or the Securities Act, and were issued and sold in reliance upon the exemption from registration contained in
Akebia Therapeutics, Inc. | Form 10-K | Page 18

Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder as the transaction did not involve any public offering within the meaning of Section 4(a)(2) of the Securities Act. Finally, CSL Vifor contributed $40.0 million to a working capital facility, or Working Capital Fund, established to partially fund our costs of purchasing vadadustat from our contract manufacturers. The amount available under the Working Capital Fund is reviewed at specified intervals and is adjusted based on a number of factors including outstanding supply commitments for vadadustat for the Vifor Territory and agreed upon vadadustat inventory levels held by us for the Vifor Territory. Additionally, upon termination or expiration of the Vifor Agreement for any reason other than convenience by CSL Vifor (including following receipt of the CRL for vadadustat), we will be required to refund the outstanding balance of the Working Capital Fund on the date of termination or expiration.
Unless earlier terminated, the Vifor Agreement will expire upon the later of the expiration of all patents that claim or cover vadadustat or the expiration of marketing or regulatory exclusivity for vadadustat in the Vifor Territory. CSL Vifor may terminate the Vifor Agreement in its entirety upon 30 months’ prior written notice after the first anniversary of the receipt of regulatory approval, if approved, from the FDA for vadadustat for dialysis-dependent CKD patients. We may terminate the Vifor Agreement in its entirety for convenience, following the earlier of a certain period of time elapsing or following certain specified regulatory events, and upon six months’ prior written notice. If we terminate for convenience, subject to a specified exception, we will pay a termination fee to CSL Vifor. In addition, either party may, subject to a cure period, terminate the Vifor Agreement in the event of the other party’s uncured material breach or bankruptcy. We may also terminate the Vifor Agreement upon the occurrence of certain other events.
Auryxia License and Collaboration Agreements
Averoa License Agreement

On December 22, 2022, we and Averoa entered into a license agreement, or Averoa License Agreement, pursuant to which we granted to Averoa an exclusive license to develop and commercialize ferric citrate, or Averoa Licensed Product, in the EEA, Turkey, Switzerland and the United Kingdom, or Averoa Territory. We and Averoa have established a joint steering committee to oversee the development, manufacturing and commercialization of the Averoa Licensed Product in the Averoa Territory. We expect Averoa will apply for marketing authorization for ferric citrate in Europe.
Under the Averoa License Agreement, we are entitled to receive tiered, escalating royalties ranging from a mid-single digit percentage to a low double-digit percentage of Averoa's annual net sales of the Averoa Licensed Product in the Averoa Territory, including certain minimum royalty amounts in certain years, and subject to reduction in certain circumstances. The royalties will expire on a country-by-country basis upon the last to occur of (a) ten years following the date of first commercial sale of the Licensed Product in such country; (b) expiration of the last valid claim of our patent rights and joint patent rights in such country; and (c) the date of expiration of the data, regulatory, or marketing exclusivity period conferred by the applicable regulatory authority in such country with respect to the Licensed Product. We have not received royalties from Averoa. As of December 31, 2023, we have not received any consideration under this agreement.
The Averoa License Agreement expires on the date of expiration of all royalty obligations due thereunder with respect to the Averoa Licensed Product on a country-by-country basis in the Averoa Territory, unless earlier terminated in accordance with the Averoa License Agreement.
The Averoa License Agreement provides that we and Averoa will enter into a supply agreement pursuant to which we will supply the Averoa Licensed Product to Averoa for commercial use in the Averoa Territory. We will have the right to terminate the supply agreement upon twenty-four months' notice. We have not yet entered into a supply agreement with Averoa.
Sublicense Agreement with Japan Tobacco Inc. and Torii Pharmaceutical Co., Ltd.
In September 2007, we entered into a Sublicense Agreement with JT and Torii, under which JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate in Japan. Effective June 8, 2009, we entered into an Amended and Restated Sublicense Agreement, which was amended in June 2013, or the Revised Agreement, with JT and Torii.
In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate hydrate, which launched in May 2014 and is being marketed in Japan by Torii under the brand name Riona, is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including NDD-CKD and DD-CKD. In July 2019, JT and Torii, reported positive top-line results from a pivotal Phase 3 comparative study evaluating Riona for the treatment of IDA in adult patients in Japan, which was approved in March 2021. In May 2020, JT and Torii filed an application for approval of IDA as an additional indication for Riona in Japan. Under the terms of the Revised Agreement with JT and Torii, we are eligible to receive royalty payments based on a tiered low double-digit percentage of net sales of Riona in Japan inclusive of amounts that we must pay to Panion on JT and Torii’s net sales of Riona under the Panion Amended License Agreement, subject to certain reductions upon expiration or termination of the Panion Amended License Agreement, and may also receive up to an additional $55.0 million upon the achievement of certain annual
Akebia Therapeutics, Inc. | Form 10-K | Page 19

net sales milestones. We recorded $5.4 million in license revenue related to royalties earned on net sales of Riona in Japan during the twelve months ended December 31, 2023.
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
License Agreement with Panion & BF Biotech, Inc. for Which We Currently Pay Royalties
On April 17, 2019, we and Panion & BF Biotech, Inc., or Panion, entered into a second amended and restated license agreement, or the Panion Amended License Agreement, which amended and restated in full the license agreement between us and Panion. The Panion Amended License Agreement provides us with an exclusive license under Panion-owned know-how and patents covering the rights to sublicense, develop, make, use, sell, offer for sale, import and export ferric citrate worldwide, excluding certain Asian Pacific counties, or the Licensor Territory. The Panion Amended License Agreement also provides Panion with an exclusive license under our patents covering the rights to sublicense (with our written consent), develop, make, use, sell, offer for sale, import and export ferric citrate in certain countries in the Licensor Territory. Consistent with the Panion License Agreement, under the Panion Amended License Agreement, Panion is eligible to receive from us or any sublicensee royalty payments based on a mid-single digit percentage of net sales of ferric citrate in our licensed territories. We are eligible to receive from Panion or any sublicensee royalty payments based on a mid-single digit percentage of net sales of ferric citrate in Panion’s licensed territories.
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
During the year ended December 31, 2023, we recorded $10.0 million in royalties due to Panion relating to the sales of Auryxia in the U.S. and JT and Torii net sales of Riona in Japan.
Cyclerion Therapeutics License Agreement
In June 2021, we entered into the Cyclerion Agreement with Cyclerion Therapeutics, Inc., or Cyclerion, under which Cyclerion granted us an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase, or sGC, stimulator.
Under the terms of the Cyclerion Agreement, we paid $3.0 million in cash upfront to Cyclerion and expensed the amount to research and development, or R&D, expense in June 2021. In addition, Cyclerion is eligible to receive up to an aggregate of $222.0 million from us in specified development and regulatory milestone payments on a product-by-product basis. Cyclerion will also be eligible to receive specified commercial milestones as well as tiered royalties ranging from a mid-single-digit to mid-teen percentage of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory.
Unless earlier terminated, the Cyclerion Agreement will expire on a product-by-product and country-by-country basis upon the expiration of the last royalty term, which ends upon the longest of (i) the expiration of the patents licensed under the Cyclerion Agreement, (ii) the expiration of regulatory exclusivity for such product and (iii) 10 years from first commercial sale of such product. We may terminate the Cyclerion Agreement in its entirety or only with respect to a particular licensed compound or product upon 180 days' prior written notice to Cyclerion. We and Cyclerion also have customary termination rights, subject to a cure period, in the event of the other party’s material breach of the Cyclerion Agreement or in the event of certain additional circumstances.
Intellectual Property
The proprietary nature of, and protection for, our products, product candidates and our discovery programs, processes and know-how are important to our business. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications related to our proprietary technology, inventions and improvements that are important to the
Akebia Therapeutics, Inc. | Form 10-K | Page 20

development and implementation of our business. We also rely on know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Additionally, we may benefit from a variety of statutory frameworks in the U.S., Europe and other countries that provide periods of non-patent-based exclusivity for qualifying molecules.
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
Individual patents extend for varying periods of time depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued from applications filed in the U.S. are effective for 20 years from the earliest filing date of a U.S. non-provisional application or an international application filed under the Patent Cooperation Treaty. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, however, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest international filing date. Patent term recapture for loss of term as a result of the regulatory review period is available in some foreign jurisdictions. In the U.S., a patent’s term may also be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or USPTO, in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier‑filed patent.
Changes in either the patent laws or interpretations of patent laws in the U.S. and other countries can diminish our ability to protect our inventions and enforce our intellectual property rights. Accordingly, we cannot predict the breadth or enforceability of claims that may be granted in our patents or in third-party patents. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to maintain and solidify our proprietary position for our drugs and technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of the patent applications that we may file or license from third parties will result in the issuance of any patents. The issued patents that we own or license or may receive or acquire in the future may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may be able to independently develop and commercialize similar drugs or duplicate our technology, business model or strategy without infringing our patents. Because of the extensive time required for clinical development and regulatory review of a drug we may develop, it is possible that, before any of our drugs can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent. The patent positions for vadadustat and Auryxia are summarized below.
Vadadustat Patent Portfolio
We hold 19 issued patents covering the composition of matter, polymorph, method of treating anemia, pharmaceutical compositions of vadadustat, and processes for manufacturing vadadustat in the U.S. and additional patents issued or pending in many other major jurisdictions worldwide, including Europe, Japan, China, South Korea, Brazil, Mexico, Russia, Israel and India. The expected expiration dates for these patents are between 2027 and 2039 plus any extensions or adjustments of term available under national law.
We also hold patents and patent applications directed to starting materials and intermediates in the processes for manufacturing vadadustat, dosing regimens, formulations and various other aspects relating to the treatment of anemia using vadadustat that are expected to expire between 2032 and 2042 exclusive of possible patent term extensions or adjustments.
We have ongoing opposition proceedings relating to vadadustat. See Part I, Item 3. Legal Proceedings for further information relating to these matters.
Akebia Therapeutics, Inc. | Form 10-K | Page 21

Auryxia Patent Portfolio
Pursuant to the Panion Amended License Agreement, we have the exclusive rights under a series of patents and patent applications to commercialize Auryxia worldwide, excluding certain Asian-Pacific countries. These patents and patent applications include claims directed to compositions of matter, pharmaceutical compositions, methods of treatment, as well as methods for the manufacture of Auryxia.
Our patent rights include 14 issued U.S. patents listed in the Orange Book covering the composition of matter, method of treating hyperphosphatemia, and pharmaceutical compositions of Auryxia. The expected expiration dates for these patents are between 2024 and 2030 plus any additional patent term extensions that may be available.
Pursuant to the sublicense with our Japanese partner, Japan Tobacco Inc., or JT, and its subsidiary, Torii Pharmaceutical Co. Ltd., or Torii, we have exclusively sublicensed certain Japanese patent rights to JT and Torii. These sublicensed rights include several Japanese patents and pending patent applications with composition of matter claims, methods of synthesizing claims, and methods of use claims covering Riona, the trade name under which JT and Torii market ferric citrate in Japan. The expected expiration dates for these patents and pending patent applications are between 2025 and 2028. To date, to our knowledge, no contested proceedings or third-party claims have been lodged against any of these Japanese patents.
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
We received Paragraph IV certification notice letters regarding abbreviated new drug applications, or ANDAs, submitted to the FDA by third parties requesting approval for generic versions of Auryxia tablets (210 mg ferric iron per tablet). In response we filed certain complaints for patent infringement against six third parties, and have entered into settlement and license agreements with each of the six ANDA filers. Each settlement agreement granted the defendants a license to market a generic version of Auryxia in the U.S. beginning on March 20, 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature.
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
In addition to patent protection, we may utilize orphan drug regulations, pediatric exclusivity or other provisions of the Food, Drug and Cosmetic Act of 1938, as amended, or FDCA, such as new chemical entity exclusivity or new formulation exclusivity, to provide market exclusivity for a product candidate. In the U.S., the FDA has the authority to grant additional data protection for approved drugs where the sponsor conducts specified testing in pediatric or adolescent populations. If granted, this pediatric exclusivity may provide an additional six months which are added to the term of data protection as well as to the term of a relevant patent, to the extent these protections have not already expired. We may also seek to utilize market exclusivities in other territories. We cannot assure you that our products or any product candidates we may acquire or in-license, will obtain such orphan drug designation, pediatric exclusivity, new chemical entity exclusivity or any other market exclusivity in the U.S., European Union, or EU, or any other territory, or that we will be the first to receive the respective regulatory approval for such drugs so as to be eligible for any market exclusivity protection.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 22

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
If the sponsor does not challenge the listed patents, the ANDA will not be approved until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA sponsor has provided a Paragraph IV certification to the FDA, the sponsor must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months from receiving the Paragraph IV certification, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA sponsor. Also, the ANDA will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.
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
Patent Term Extension
After NDA approval, owners of relevant drug patents or their agents may apply for up to a five-year patent extension for delays caused by FDA regulatory review. The allowable patent term extension is calculated as half of the drug’s testing phase which is the time between Investigational New Drug application, or IND submission, and NDA submission, and all of the review phase, which is the time between NDA submission and approval, up to a maximum of five years. The time can be shortened if the FDA determines that the sponsor did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years from the date of approval by virtue of the patent term extension.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 23

year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely.
In addition, certain jurisdictions outside of the U.S., including Japan, have provisions that provide for patent term extension. In October 2014, following the regulatory approval of Riona in Japan, the Japan Patent office granted the patent term extensions filed by our sublicensee, JT, for Japanese Patents Nos. 4964585 and 4173553. As a result of the extension of patent term, Japanese Patent No. 4173553 expired in November 2022 and Japanese Patent No. 4964585 will expire in November 2025 for hyperphosphatemia and December 2028 for iron deficiency anemia.
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
Competition
The pharmaceutical and biotechnology industries are highly competitive, with several key players offering innovative solutions. The growing prevalence of CKD and the increasing demand for better anemia management solutions continue to drive competition innovation in this market. Our competitors include public and private pharmaceutical and biotechnology companies, academic institutions, and public and private research institutions. In addition, companies that are active in different but related fields represent substantial competition for us. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in a larger concentration of resources among a smaller number of our competitors. These organizations, as well as others in the broader industries, compete with us to recruit qualified personnel, attract partners for joint ventures or other collaborations and license competitive technologies to ours.
While major pharmaceutical companies are continuously investing in R&D and have significantly greater capital resources, larger R&D teams and facilities and more experience in drug development, regulation, manufacturing and marketing than we do; we believe our novel HIF-PH inhibitors have the potential to revolutionize the treatment landscape in multiple areas, including anemia due to CKD. To compete successfully in these industries, we must continue to identify novel and unique drugs or treatment methods and complete the development of those drugs as treatments before our competitors.
Vadadustat Competitors
Drugs that may compete with vadadustat, if approved, include Epogen® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the U.S. and Europe, respectively, and Mircera® (methoxy PEG-epoetin beta), commercialized by CSL Vifor in the U.S. and Roche Holding Ltd. outside of the U.S. and Evrenzo(R) (roxadustat) in Europe commercialized by Astellas Pharma Inc.
In addition, in the U.S., the FDA approved Jesduvroq (daprodustat), an oral HIF-PH inhibitor from GSK, for the once-a-day treatment of anemia due to CKD in adults who have been receiving dialysis for at least four months. FibroGen Inc., or FibroGen, filed an NDA with the FDA for its product candidate, roxadustat, to which the FDA issued a complete response letter indicating the FDA will not approve the NDA in its present form.
We and our partners may also face competition from potential new anemia therapies. There are several other HIF-PH inhibitor product candidates in various stages of development for anemia indications that may be in direct competition with vadadustat, if and when approved and launched commercially. These candidates are being developed by companies such as JT and Bayer HealthCare AG, or Bayer.
Furthermore, certain companies are developing new therapies for renal-related diseases that potentially could reduce injectable ESA utilization and thus limit the market potential for vadadustat if approved and launched commercially. Other new therapies are in development for treating conditions, including renal anemia, that may impact the market for anemia-targeted treatment.
In Japan, vadadustat is sold under the name Vafseo, which is approved for patients with CKD, including both DD-CKD and NDD-CKD, and competes with roxadustat, daprodustat and enarodustat. Roxadustat is approved for the treatment of anemia due to CKD, including DD-CKD and NDD-CKD patients. In addition, daprodustat, GSK’s product candidate, and enarodustat, JT’s product candidate, are approved in Japan for the treatment of anemia due to CKD. In addition, Bayer HealthCare AG has submitted a new drug application for its product candidate for the treatment of renal anemia in Japan. In China, FibroGen launched roxadustat for the treatment of anemia due to CKD in DD-CKD patients and for the treatment of anemia due to CKD in NDD-CKD patients.
A biosimilar is a biologic product approved based on demonstrating that it is highly similar to an existing, FDA-approved branded biologic product. The patents for the existing, branded biologic product must expire in a given market before biosimilars may enter that market without the risk of being sued for patent infringement. In addition, an application for a
Akebia Therapeutics, Inc. | Form 10-K | Page 24

biosimilar product can only be approved by the FDA 12 years after the existing, branded product was approved under a Biologics License Application, or BLA. The patents for epoetin alfa, an injectable ESA, expired in 2004 in the EU, and the remaining patents expired between 2012 and 2016 in the U.S. Because injectable ESAs are biologic products, introducing biosimilars into the injectable ESA market in the U.S. will constitute additional competition for vadadustat if we are able to obtain approval for and commercially launch vadadustat. In the U.S., Pfizer’s biosimilar version of injectable ESAs, Retacrit® (epoetin alfa-epbx), was approved by the FDA in May 2018 and launched in November 2018 and several biosimilar versions of injectable ESAs are available for sale in the EU.
Furthermore, if approved, vadadustat’s commercial opportunities, may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective, safer or offer greater patient convenience than vadadustat.
Auryxia Competitors
Hyperphosphatemia Competition
Auryxia is competing in the hyperphosphatemia market in the U.S. with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Sanofi, PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of the phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) and Unicycive’s RENAZORB™ (lanthanum dioxycarbonate) or could otherwise enter the market that may impact the market for Auryxia. In October 2023, the FDA approved XPHOZAH® (tenapanor), a phosphate absorption inhibitor that is marketed by Ardelyx, Inc. and indicated to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy.
Iron Deficiency Anemia Competition
Auryxia is competing in the IDA market in the U.S. with over-the-counter oral iron, ferrous sulfate, other prescription oral iron formulations, including ferrous gluconate, ferrous fumerate, and polysaccharide iron complex, and intravenous iron formulations, including Feraheme® (ferumoxytol injection), Venofer® (iron sucrose injection), Ferrlicit® (sodium ferric gluconate complex in sucrose injection), Injectafer® (ferric carboxymaltose injection), and Triferic® (ferric pyrophosphate citrate). In addition, other new therapies for the treatment of IDA may impact the market for Auryxia, such as Shield Therapeutic’ plc's Feraccru® (ferric maltol), which is available in Europe for the treatment of IDA, and Accrufer® (ferric maltol), which was launched in the U.S. for the treatment of IDA in July 2021.
Furthermore, Auryxia’s commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective, safer or offer greater patient convenience than Auryxia. Other companies have product candidates in various stages of preclinical or clinical development to treat diseases and complications of the diseases for which we are marketing Auryxia. In addition, we entered into settlement agreements with each of our ANDA filers pursuant to which we granted licenses to market a generic version of Auryxia in the U.S. beginning in March 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature, which may materially adversely impact our business and results of operations.
Government Regulation and Product Approvals
Government authorities in the U.S., at the federal, state and local level, and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, pricing, reimbursement, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the U.S. and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory requirements, require the expenditure of substantial time and financial resources.
Review and Approval of Drug Products in the U.S.
In the U.S., the FDA approves and regulates drugs under the FDCA and applicable implementing regulations and guidance.
Our product candidates must be approved by the FDA for therapeutic indications before we or our partners are able to market them in the U.S. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products is referred to as a sponsor. A sponsor seeking approval to market and distribute a new drug product in the U.S. must typically undertake the following:
Akebia Therapeutics, Inc. | Form 10-K | Page 25

•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations and consistent with International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use, or ICH, requirements;
•design of a clinical protocol and submission to the FDA of an IND for human clinical testing, which must be reviewed and active by the FDA before human clinical trials may begin;
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
Preclinical Tests
Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the U.S. Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND and are generally referred to as IND-enabling studies. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.
The IND and IRB Processes
Clinical trials involve the administration of the investigational product to human patients under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research patients provide their voluntary informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.
An IND is an exemption from the FDCA that allows an unapproved drug to be shipped through interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be obtained prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In addition to reviewing an IND to assure the safety and rights of patients, the FDA also focuses on the quality of the investigation and whether it will be adequate to permit an evaluation of the drug’s safety and efficacy. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the submission of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research patients will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold or require that the sponsor amend the clinical protocol to include additional safety measurements. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin (or resume if the clinical trial had been ongoing at the time a clinical hold was imposed).
Akebia Therapeutics, Inc. | Form 10-K | Page 26

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
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived by the FDA. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical trials. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.
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
Specifically, the PHSA grants the Secretary of the U.S. Department of Health and Human Services, or HHS, the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. With the issuance of pre-notices for voluntary corrective action and several notices of non-compliance during the past two years, the FDA has signaled the government’s willingness to enforce these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is also a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. In addition to civil monetary penalties, violations may also result in other regulatory action, such as injunction and/or criminal prosecution or disqualification from federal grants. Although the FDA has historically not enforced these reporting requirements due to HHS’s long delay in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers during the past two years.
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
There is no obligation for a sponsor to make its investigational products available for expanded access; however, as required by amendments to the FDCA included in the 21st Century Cures Act passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests with respect to product candidates in development to treat serious diseases or conditions, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 trial for a covered investigational product; or 15 days after the investigational product receives designation from the FDA as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.
Akebia Therapeutics, Inc. | Form 10-K | Page 27

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
In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. Progress reports detailing the results of the clinical trials conducted under the IND must be submitted at least annually to the FDA and, more frequently, if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The FDA, IRB or the sponsor or the data monitoring committee may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.
In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the ICH’s recently updated E6(R3) draft guideline that
Akebia Therapeutics, Inc. | Form 10-K | Page 28

was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.
Interactions with the FDA During the Clinical Development Program
Following the clearance of an IND and the commencement of clinical trials, a sponsor will continue to have interactions with the FDA and the sponsor may meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND, or a pre-IND meeting, at the end of Phase 2 clinical trials and before an NDA is submitted, or a pre-NDA meeting. Meetings at other times may also be requested. These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development.
There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-NDA meetings as well as end of phase meetings such as end-of-phase 2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including for example meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. A Type D meeting is focused on a narrow set of issues (typically limited to no more than two focused topics) and should not require input from more than three disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.
Such meetings may be conducted in person, via teleconference/videoconference, or written response only with minutes reflecting the questions that the sponsor posed to the FDA and the agency’s responses. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure. In September 2023, the FDA issued draft guidance outlining the terms of such meetings in more detail.
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
The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. Pursuant to the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, the FDA must send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. FDASIA further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease
Akebia Therapeutics, Inc. | Form 10-K | Page 29

in the pediatric population. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.
Acceptance and Review of an NDA
Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things are submitted to the FDA as part of an NDA requesting approval to market the product candidate for one or more indications. The fee required for the submission and review of an application under the PDUFA is substantial (for example, for fiscal year 2024 this application fee is a little more than $4.0 million), and the sponsor of an approved application is also subject to an annual program fee, currently approximately $0.4 million per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.
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
Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing such as active pharmaceutical ingredients, finished drug product manufacturing, control testing laboratories, as well as packaging and labeling facilities. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the U.S. prior to being imported or offered for import into the U.S.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 30

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
Priority Review Vouchers
A priority review voucher, or PRV, is a voucher that the FDA issues to a sponsor of a rare pediatric disease or tropical disease product application at the time of the marketing application approval. Vouchers are transferable to other sponsors that may apply it to their NDAs or biologics license application, or BLAs. A PRV entitles the holder to designate a single human drug application submitted under Section 505(b)(1) of the U.S. Federal Food, Drug, and Cosmetic Act or Section 351 of the Public Health Service Act as qualifying for a priority review. An FDA priority review may expedite the review process of a marketing application reducing the review time from ten months after formal acceptance of the file to six months after formal acceptance of the file. Applying the PRV to a marketing application does not ensure the FDA’s approval of the marketing application and all requirements supporting the safety and efficacy of the product must be met. Our NDA submission for vadadustat did not include a PRV.
Accelerated Approval Pathway
Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.
With the passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months (until the study is completed); and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the FDA to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.
In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and generally applies to oncology products and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 31

purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”
The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If [FDA] determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. Although the FDA has not yet finalized that guidance, it did issue additional draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical study.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 32

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
The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a product candidate’s safety or effectiveness are prohibited before the product candidate is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA or in a manner that is inconsistent with the product’s prescribing information. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.
In the U.S., healthcare professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific conditions, for a manufacturer to engage in nonpromotional, truthful and non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. In addition, companies may also promote information that it consistent with the prescribing information and have the ability to proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug under some relatively recent guidance from the FDA. Moreover, with the passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.
Akebia Therapeutics, Inc. | Form 10-K | Page 33

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
Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the sponsor. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) sponsor can establish that reliance on the FDA’s previous approval is scientifically appropriate, the sponsor may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) sponsor. Products approved under Section 505(b)(2) are often referred to as follow-on products.
Abbreviated New Drug Applications for Generic Drugs
In 1984, with the passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, a sponsor must submit an ANDA to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.
Under the Hatch-Waxman Act, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, the FDA has consistently taken the position that an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, a generic or follow-on drug application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval.
Akebia Therapeutics, Inc. | Form 10-K | Page 34

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
Pediatric Studies and Exclusivity
Pediatric exclusivity is another type of non-patent marketing exclusivity in the U.S. and, if granted, for drug products, provides for the attachment of an additional six months of marketing protection to the term of any existing patent or regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product is effective in the pediatric population studied, rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. With regard to patents, the six-month pediatric exclusivity period will not attach to any patents for which an ANDA or 505(b)(2) sponsor submitted a Paragraph IV patent certification, unless the NDA sponsor or patent owner first obtains a court determination that the patent is valid and infringed by the proposed product.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 35

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
Federal and State Data Privacy Laws
There are multiple privacy and data security laws that may impact our business activities, in the U.S. and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, the HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. While we are not a covered entity, as a business associate, we could be subject to penalties, including criminal penalties, and contractual damages if we knowingly obtain or further disclose PHI from a covered entity, such as a health care provider or clinical research site, and therefore we must ensure the proper authorizations are in place before we, or our vendors or business partners, obtain access to any PHI. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.
In November 2020, California enacted legislation that has been dubbed the first “GDPR-like” law in the U.S. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers rights as it relates to their personal information, and allow for a new cause of action for data breaches. Additionally, starting on January 1, 2023, the California Privacy Rights Act, or CPRA, significantly modified the CCPA, including by expanding consumers’ rights, particularly with respect to certain sensitive personal information and creating new principles, such as data minimization, purpose limitation, and storage limitation. The CPRA also created a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and individually identifiable health information. These provisions may apply to some of our business activities.
In addition to California, eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond, including New Hampshire and New Jersey. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states (such as Vermont) are considering such legislation in 2024. Other states will be considering these laws in the future, and Congress has also been debating a proposed federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products, if and once approved.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 36

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
Review and Approval of Drug Products Outside the U.S.
In order to market any product outside of the U.S., a sponsor must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.
Non-clinical Studies
Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of GLP as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products such as, for example, radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.
Clinical Trial Approval in the EU
On January 31, 2022, the Clinical Trials Regulation (EU) No 536/2014 became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC. The Clinical Trials Regulation aims to simplify and streamline the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the EU, or an EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.
Beyond streamlining the process, the new regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, or EU Member States concerned. Part II is assessed separately by each EU Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the EU Member State concerned. However, overall related timelines will be defined by the Clinical Trials Regulation.
The Clinical Trials Regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific clinical site after the applicable ethics committee has issued a favorable opinion.
Parties conducting certain clinical trials must, as in the U.S., post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.
PRIME Designation in the European Union
In March 2016, the EMA launched an initiative, the PRIority MEdicines, or PRIME, scheme, to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIME scheme is intended to
Akebia Therapeutics, Inc. | Form 10-K | Page 37

encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application, or MAA, assessment once a dossier has been submitted. Importantly, a dedicated agency contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies are appointed early in the PRIME scheme, facilitating increased understanding of the product at the EMA’s committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.
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
Marketing Authorization
To obtain marketing approval of a product under EU regulatory systems, a sponsor must submit an MAA either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states. The centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional.
Under the centralized procedure, the CHMP established at the EMA is responsible for conducting the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.
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
A marketing authorization may be granted only to a sponsor established in the EU. Once the marketing authorization is obtained in all member states of the EU and study results are included in the product information, even when negative, the
Akebia Therapeutics, Inc. | Form 10-K | Page 38

product is eligible for six months’ supplementary protection certificate extension. For orphan-designated medicinal products, the 10-year period of market exclusivity is extended to 12 years.
Periods of Authorization and Renewals in the EU
A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the relevant EU Member State. To that end, the marketing authorization holder must provide the EMA or the relevant competent authority of the EU Member State with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the EC or the relevant competent authority of the EU Member State decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any marketing authorization that is not followed by the marketing of the medicinal product on the EU market (in the case of the centralized procedure) or on the market of the EU Member State which delivered the marketing authorization within three years after authorization ceases to be valid.
Post-Approval Requirements
As in the U.S., both marketing authorization, or MA, holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the EC, and the competent authorities of EU Member States. The MA holder must, for example, comply with EU pharmacovigilance legislation and its related regulations and guidelines which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. In particular, the MA holder must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.
All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.
The manufacturing process for medicinal products in the EU is also highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, including compliance with EU GMP standards when manufacturing medicinal products and API.
In the EU, the advertising and promotion of approved products are subject to laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising, and unfair commercial practices. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion, which is prohibited in the EU. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each EU Member State and can differ from one country to another.
The aforementioned EU rules are generally applicable in the EEA.
Failure to comply with EU and EU Member State laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.
Regulatory Data Exclusivity in the EU
In the EU, innovative medicinal products authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies on data available in the marketing authorization dossier for another, previously approved, medicinal product) are entitled to eight years of data exclusivity. During this period, sponsors for authorization of generics of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to a total of ten years’
Akebia Therapeutics, Inc. | Form 10-K | Page 39

market exclusivity. During this ten-year period no generic of this medicinal product can be placed on the EU market. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a NCE so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
Pediatric Exclusivity
If a sponsor obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the EC, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC, or alternatively a one year extension of the regulatory market exclusivity from ten to eleven years, as selected by the marketing authorization holder.
Access Consortium
In October 2020, the Medicines and Healthcare products Regulatory Agency, or MHRA, joined the Access Consortium along with the Australian Therapeutic Goods Administration of Australia, Health Canada, Health Sciences Authority of Singapore and Swissmedic. The consortium is a coalition of these regulatory authorities that work together to promote greater regulatory collaboration and alignment of regulatory requirements. The consortium’s goal is to maximize international co-operation between partners in the consortium, reduce duplication, and increase each agency’s capacity to ensure patients have timely access to high quality, safe and effective therapeutic products. The MHRA commenced work-sharing applications with Access partners on January 1, 2021. Access Consortium working group members have regular meetings to exchange information on regulatory issues and challenges faced by the participating regulatory agencies, including issues on clinical trials, marketing authorizations, product manufacturing site inspections, post-marketing surveillance, joint development of technical guidelines or regulatory standards, and collaboration on information platforms. The Access consortium has developed three authorization procedures: the New Active Substance and Biosimilar Work Sharing Initiatives and the Generic Medicine Work Sharing Initiative.
General Data Protection Regulation
Many countries outside of the U.S. maintain rigorous laws governing the privacy and security of personal information. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is subject to the European Union General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches and taking certain measures when engaging third-party processors.
The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.
There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the EU, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. This CJEU decision may lead to increased scrutiny on data transfers from the EU to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.
Additionally, in October 2022, U.S. President Biden signed an executive order to implement a new EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The EU initiated the process to adopt the EU-
Akebia Therapeutics, Inc. | Form 10-K | Page 40

U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.
As with other issues related to Brexit, there are open questions about how personal data will be protected in the UK and whether personal information can transfer from the EU to the UK Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. While the Data Protection Act 2018 in the UK that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the UK, it is still unclear whether transfer of data from the EEA to the UK will remain lawful under GDPR. The UK government has already determined that it considers all EU and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the UK to the EU/EEA remain unaffected. In addition, a recent decision from the EC appears to deem the UK as being “essentially adequate” for purposes of data transfer from the EU to the UK, although this decision may be re-evaluated in the future.
Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products.
Brexit and the Regulatory Framework in the United Kingdom
The UK’s withdrawal from the EU took place on January 31, 2020. The EU and the UK reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021, and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the UK will form two separate markets governed by two distinct regulatory and legal regimes, except that Northern Ireland will continue to broadly follow EU laws as further described below. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the UK is no longer part of the single market. As of January 1, 2021, the MHRA became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland, and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol.
On February 27, 2023, the UK government and the EC announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide MA will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply beginning on January 1, 2025. The Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or HMR, is the primary legal instrument for the regulation of medicines in the UK. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU.
EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law.” However, new legislation such as the (EU) Clinical Trials Regulation will not be applicable in Great Britain. Since a significant proportion of the regulatory framework for pharmaceutical products in the UK covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, MAs, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the UK. For example, the UK is no longer covered by the centralized procedures for obtaining EU-wide MAs from the EMA, and a separate MA will be required to market our product candidates in the UK. A new international recognition framework has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new Great Britain MA.
Pharmaceutical Coverage, Pricing and Reimbursement
In the U.S. and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the U.S. such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the
Akebia Therapeutics, Inc. | Form 10-K | Page 41

product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication. In addition, third-party payors may impose prior authorization or step edit requirements requiring patients to have tried other therapies prior to our products for coverage. Payors may also decline to include our products or product candidates on their formulary, which means that unless healthcare providers seek a medical exception for coverage, the payors will not pay for the product.
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
Dialysis-related drugs are included in the ESRD prospective payment system, or PPS, bundled payment and are grouped into functional categories such as anemia management and bone and mineral metabolism, except that oral-only drugs are exempted from inclusion until 2025. In a final ESRD PPS rule published in October 2019, CMS confirmed that it will expand the TDAPA to most new dialysis drugs approved by the FDA after January 1, 2020. The TDAPA provides separate payment for eligible new drugs for two years based on the drug’s Average Sales Price, or ASP, that will be in addition to the base rate in order to facilitate the adoption of innovative therapies. Although there are several details that need further clarification, including precise timing related to receiving codes to allow for reimbursement under TDAPA, which are assigned on a quarterly basis, the rule provides support for our assumption that new anemia treatments, including those in the HIF-PH inhibitor class, will be included in the ESRD PPS bundle and will be eligible for separate payment initially under TDAPA, and we expect to receive TDAPA designation for vadadustat six months post-filing acceptance if approved by the FDA.
As an oral drug, Auryxia is covered by Medicare under Part D. Under the ESRD PPS, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home. The inclusion of oral medications without injectable or intravenous equivalents such as Auryxia in the bundled payment was initially delayed by CMS until January 1, 2014, and through several subsequent legislative actions has been delayed until January 1, 2025. Absent further legislation or regulation on this matter, beginning in January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including Auryxia and all other phosphate lowering medications, will be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. ESRD facilities may nonetheless receive a TDAPA for new renal dialysis drugs and biological products that meet certain criteria for a period of two years. The TDAPA will provide separate payment based on the drug’s ASP that will be in addition to the base rate in order to facilitate the adoption of innovative therapies. There can be no assurances that CMS will not again delay the inclusion of these oral ESRD-related drugs in the bundled payment. Even if Auryxia is deemed eligible by CMS, revenue for sales of Auryxia could be significantly less in the TDAPA period than it would be if Auryxia is not bundled into the ESRD PPS. Moreover, in the post-TDAPA period, CMS currently expects to increase the single bundled payment base rate paid to the dialysis facility for each dialysis treatment to reflect that oral only phosphate lowering drugs will be reimbursed as part of the single bundled payment for Medicare patients. There can be no assurances that any increase in the single bundled payment base rate will be sufficient to adequately reimburse the dialysis facilities for Auryxia at a price that is profitable for us.
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
Outside the U.S., ensuring adequate coverage and payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require a clinical trial that compares
Akebia Therapeutics, Inc. | Form 10-K | Page 42

the cost effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization.
In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its EU Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.
Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced EU Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 43

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
•the federal transparency requirements, known as the federal Physician Payments Sunshine Act (renamed the Open Payments Act), under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the CMS within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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
Healthcare Reform in the U.S.
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the U.S.
By way of example, the U.S. and state governments continue to propose and pass legislation designed to reduce the cost of healthcare.
In March 2010, the U.S. Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031 pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act. Under current legislation, the actual reductions in Medicare payments may vary up to 4%.
The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 sequester for two years, through the end of calendar year 2024. Triggered by enactment of the
Akebia Therapeutics, Inc. | Form 10-K | Page 44

American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed by the prior administration on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On November 10, 2020, the U.S. Supreme Court heard oral arguments as to whether the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA. On June 17, 2021, the Supreme Court struck down the lower court rulings finding that the plaintiffs did not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
Pharmaceutical Prices in the U.S.
The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the U.S. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, the prior administration issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Vermont, Colorado, Florida, Maine, New Mexico, New Hampshire, North Dakota, Texas and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation.
Further, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act of 2022, or IRA, has been delayed by Congress to January 1, 2032.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 45

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
The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
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
On June 6, 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.
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
Healthcare Reform and Pharmaceutical Prices in the EU
In the EU, similar political, economic, and regulatory developments to those in the U.S. may affect our ability to profitably commercialize our product candidates, if approved. In many countries, including those of the EU, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of an MA. To obtain reimbursement or pricing approval in some countries, pharmaceutical firms may be required to conduct a clinical trial that compares the cost-effectiveness of the product to other available therapies. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or EU Member State level may result in significant additional requirements or obstacles. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU Member States have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could restrict or
Akebia Therapeutics, Inc. | Form 10-K | Page 46

regulate post-approval activities and affect the ability of pharmaceutical companies to commercialize their products. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.
In the EU, potential reductions in prices and changes in reimbursement levels could be the result of different factors, including reference pricing used by various EU Member States, parallel distribution and parallel trade can further reduce prices. It could also result from the application of external reference pricing mechanisms, which consist of arbitrage between low-priced and high-priced EU Member States. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any product candidates, if approved in those countries.
Health technology assessment, or HTA, of medicinal products in the EU is an essential element of the pricing and reimbursement decision-making process in a number of EU Member States. The outcome of HTA has a direct impact on the pricing and reimbursement status granted to the medicinal product. A negative HTA by a leading and recognized HTA body concerning a medicinal product could undermine the prospects to obtain reimbursement for such product not only in the EU Member State in which the negative assessment was issued, but also in other EU Member States.
In 2011, Directive 2011/24/EU was adopted at the EU level. This directive establishes a voluntary network of national authorities or bodies responsible for HTA in the individual EU Member States. The network facilitates and supports the exchange of scientific information concerning HTAs. Further to this, on December 13, 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted. While the regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The regulation intends to boost cooperation among EU Member States in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
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
Our international operations could also be subject to compliance with national laws of other countries, such as the United Kingdom Bribery Act. of 2010, or UK Bribery Act. The UK Bribery Act applies to any company “carrying on business” in the UK, irrespective of where the offending conduct occurs. The UK Bribery Act applies to bribery activities both in the public and private sector and prohibits the provision of an “advantage” intended to induce or reward “improper performance” of the recipient’s function. The failure by a company to prevent third parties from providing a bribe on its behalf could also constitute an offense. Penalties under the UK Bribery Act include potentially unlimited fines for companies and criminal sanctions for corporate officers under certain circumstances.
There are local antibribery and anticorruption laws in countries where we are conducting clinical trials, such as Brazil and Russia, and many of these also carry the risk of significant financial or criminal penalties. Our clinical trial operations could also result in enforcement actions by U.S., UK, or other governmental authorities. There are also trade laws within the U.S. and in other regions that regulate the sale, purchase, import, export, reexport, transfer and shipment of goods, currency, products, materials, services and technology. Violations of these laws can lead to serious consequences, including substantial fines.
Akebia Therapeutics, Inc. | Form 10-K | Page 47

Other Regulations
We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.
Seasonality
Fluctuations in wholesaler inventory levels impact our product sales. In recent years, product revenues during the fourth quarter tend to be stronger than other quarters as our distributors increase their inventory levels, resulting in inventory draw-down by wholesalers in the subsequent first quarter. In addition, in December 2022 and December 2023, we changed our contracting strategy which can further impact first quarter sales.
In general, our first quarter usually has lower revenues than the preceding fourth quarter, the second and third quarters have higher revenues than the first quarter, and the fourth quarter revenues are the highest in the year. While seasonality may affect quarterly comparisons within a fiscal year, it generally is not material to our annual consolidated results. However, we expect Auryxia to be included in the ESRD bundle starting in January 2025, and coupled with Auryxia loss exclusivity in March 2025, may impact our customer buying patterns and therefore their buying patterns may be different during 2024 than historical practices.
Employees and Human Capital Resources
As of December 31, 2023, we had 167 employees. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.
We face competition for our personnel from our competitors and other companies throughout our industry. Over the last several years, the challenges in recruiting and retaining employees across the pharmaceutical and biotechnology industries have increased substantially due to current industry job market dynamics.
Retention, growth, training and development of our employees are integral to our success. We offer competitive compensation, including base salary and incentive bonuses. We conduct bi-annual internal and external pay reviews to ensure fair and equitable pay for our employees, which includes an internal pay equity analysis, as well as a review of our employees' pay against external market data. To foster a stronger sense of ownership and align the interests of employees with shareholders, we grant restricted stock units and common stock options to eligible employees under our broad-based stock incentive program, and employees may purchase stock pursuant to our employee stock purchase plan. Further, our benefits packages are designed to attract, motivate and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create value for our stockholders. Our compensation program is designed to differentiate us from our competition, incentivize achievement of corporate goals and individual performance and demonstrate our corporate values. In addition, we are committed to developing our team members and provide development and leadership opportunities to our employees to cultivate talent throughout the Company.
We are committed to our employees’ health, safety and well-being. Our work paradigm is flexible and designed to accommodate a range of work profiles. Our workforce is primarily hybrid and fully remote, including field-based, with certain employees being office based. We offer a wide variety of competitive benefits to support our employees' physical, mental and financial well-being. Our benefits package is comprehensive in coverage and offers options to support all employees in staying healthy, planning for their future and developing their careers. Our management continues to assess and respond to the evolving needs of our workforce.
Environmental, Social and Governance
Our commitment to diversity, equality and inclusion starts with our executive leadership. Two members of our Board of Directors are women, and women comprise approximately 50% of our senior management team. In addition, approximately 25% of our employees are ethnically diverse and one member of our Board of Directors is African American.
With the goal of ensuring every employee is included, supported and treated equitably, we developed a team (IDEA – Inclusion, Diversity & Equity Alliance) to support and guide Akebia as a diverse, inclusive and culturally intelligent workplace. Over the past three years this team has worked with executive leadership to identify areas for growth and education and move forward several initiatives that will enable us to continue to build an inclusive workplace and a diverse workforce. Our other initiatives include learning, coaching, cultural awareness activities and development opportunities for all of our employees.
Our Cambridge office has a Fitwel Certification, a healthy building certification system, and is level two certified. Additionally, we consolidated our office footprint to reduce our use of energy and other resources and have initiated recycling programs, including single stream recycling and recycling cans at every desk. Furthermore, we offer a commuter benefit to all of our
Akebia Therapeutics, Inc. | Form 10-K | Page 48

hybrid and office-based employees to encourage employees to use public transportation and offer bicycle parking free of charge in the onsite garage.
In addition, we support kidney patient communities where we live and work. In the U.S., we have a patient services program, Akebia Cares, designed to provide one-on-one support to help communicate individual benefits and available resources for patients today facing financial obstacles that keep them from accessing important medications. In 2023, we provided over $7.0 million worth of Auryxia for free to approximately 15,000 patients needing assistance. We also have a cross-functional Sponsorship Review Committee that reviews and approves sponsorships and donations based on the relevance of each projects to our purpose, business objectives and the communities we serve. We support and work closely with multiple kidney patient advocacy organizations. We believe our involvement with and support of patient advocacy programs demonstrates our commitment to our purpose of bettering the life of each person impacted by kidney disease.
Available Information
Our website address is www.akebia.com. The information on our website or that may be accessed by links on our website is not incorporated by reference into this Form 10-K. We make available, free of charge and through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission, or SEC.
Corporate Information
Akebia was incorporated in Delaware in 2007 and became a public company in 2014. Our mailing address and principal executive offices and our laboratory are located at 245 First Street, Cambridge, Massachusetts 02142. Our telephone number is (617) 871-2098.
We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and other information, including amendments and exhibits to such reports, filed or furnished pursuant to the Securities Exchange Act of 1934 are also available free of charge in the “SEC Filings” section of our website located at http://www.akebia.com, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. The information on our website is not part of this Annual Report on Form 10-K.

Akebia Therapeutics, Inc. | Form 10-K | Page 49

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
Risks Related to our Financial Position, Need for Additional Capital and Growth Strategy
We have incurred significant losses since our inception and anticipate that we will continue to incur losses and cannot guarantee when, if ever, we will become profitable or attain positive cash flows.
Investment in pharmaceutical product development and commercialization is highly speculative because it may require upfront capital expenditures and significant R&D expenses. Despite the investment in assets and R&D, there is significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to research and development, or R&D, including our preclinical and clinical development activities, commercializing Auryxia and providing general and administrative support for these operations. We have funded our operations principally through product sales, payments received from our collaboration and licensing partners, borrowings under term loans, sales of our common stock, including through our employee stock purchase plan, a working capital payment from Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor, and a royalty transaction. Prior to our 2018 merger, or the Merger, with Keryx Biopharmaceuticals, Inc., or Keryx, whereby Keryx became our wholly owned subsidiary, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable and we have incurred net losses each year since our inception, including a net loss of $51.9 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $1.6 billion. We cannot guarantee when, if ever, we will become profitable.
In March 2022, we received a complete response letter, or CRL, from the United States, or U.S., Food and Drug Administration, or FDA, regarding our new drug application, or NDA, for vadadustat, our lead investigational product candidate, for the treatment of anemia associated with CKD. The FDA concluded that the data in the NDA did not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. In October 2022, we submitted a Formal Dispute Resolution Request, or FDRR, to the FDA and focused on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult patients on dialysis in light of safety concerns expressed by the FDA in the CRL for dialysis patients related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. In May 2023, the Office of New Drugs, or OND, denied our appeal but provided a path forward for us to resubmit the NDA for vadadustat for the treatment of anemia due to CKD for dialysis dependent patients without the need for us to generate additional clinical data. In September 2023, we filed our resubmission to our NDA, and in October 2023, the FDA acknowledged that the resubmission was complete and set a user fee goal date, or PDUFA date, of March 27, 2024. There can be no assurances that we will obtain approval for vadadustat in a timely manner, on favorable terms, or at all. As a result, the regulatory approval process for vadadustat in the U.S. is highly uncertain. If we do not obtain approval of vadadustat in the U.S., or if the approval is delayed, it would have a material adverse impact on our business. Even if we are able to obtain approval, the expense and time to do so could adversely impact our ability to successfully commercialize vadadustat or conduct our other business operations and our financial condition could be materially harmed.
Our ability to generate product revenue and achieve profitability depends on our ability to manage expenses and the overall success of Auryxia, vadadustat, if approved, and any current or future product candidates, including those that may be in-licensed or acquired, which depends on several factors, including:
•our ability to obtain approval for vadadustat in the U.S. in a timely manner or at all;
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
Akebia Therapeutics, Inc. | Form 10-K | Page 50

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
•maintaining, protecting and expanding our portfolio of intellectual property rights, including patents and trade secrets; and
•the adverse impact of the recent COVID-19 pandemic on CKD patients and the phosphate binder market in which we compete.
Our collaboration, license and other revenue also depends on our partners’ ability to successfully market and sell vadadustat and Auryxia in the territories in which they have licensed our products. For example, in May 2023, we entered into a license agreement with MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in patients with chronic kidney disease in the European Economic Area, or the EEA, the United Kingdom, Switzerland and Australia, or Medice Territory. If Medice’s launch of vadadustat in the Medice Territory is delayed or their sales are lower than anticipated, we may not receive the revenue that we expect from Medice on the timing anticipated, or at all. In addition, under the Second Amended and Restated License Agreement that we entered into with CSL Vifor, in February 2022, or the Vifor Agreement, we granted CSL Vifor an exclusive license to sell vadadustat to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of group purchase organizations, and to certain non-retail specialty pharmacies in the U.S., which represents a significant portion of the potential market for vadadustat. If vadadustat is approved, but CSL Vifor is not successful in commercializing vadadustat in a timely manner, or at all, our expected revenue related to vadadustat would be adversely impacted.
In addition, pursuant to the Vifor Agreement, CSL Vifor contributed $40.0 million to a working capital facility, or Working Capital Fund, established to partially fund our costs of purchasing pre-launch vadadustat inventory from our contract manufacturers. The amount available under the Working Capital Fund is reviewed at specified intervals and is adjusted based on a number of factors including outstanding supply commitments for vadadustat for the U.S. and agreed upon vadadustat inventory levels held by us for the U.S. Additionally, upon termination or expiration of the Vifor Agreement for any reason other than convenience by CSL Vifor (including following receipt of the CRL for vadadustat), we will be required to refund the outstanding balance of the Working Capital Fund on the date of termination or expiration. If we are required to repay all or part of the Working Capital Fund sooner than anticipated, it could have a material adverse impact on our consolidated financial statements.
Our ability to achieve profitability also depends on our ability to manage our expenses. We expect to continue to incur additional operating expenses, including additional R&D expenses related to our pipeline, additional costs related to vadadustat, and R&D and selling, general and administrative expenses for ongoing development and commercialization of Auryxia, which could lead to operating losses for the foreseeable future. We will continue to incur substantial expenditures relating to continued commercialization and post-marketing requirements for Auryxia and vadadustat, if we are able to obtain marketing approval for vadadustat, and any other products, including those that may be in-licensed or acquired, as well as costs relating to the R&D of any other product candidate, including those that may be in-licensed or acquired. Our prior losses have had, and expected future losses will continue to have, an adverse effect on our stockholders’ (deficit) equity and working capital.
In addition to any further costs not currently contemplated in our operating plan, our ability to achieve profitability and our financial position will depend, in part, on the rate of our future expenditures, our ability to obtain approval for vadadustat in
Akebia Therapeutics, Inc. | Form 10-K | Page 51

the U.S., the timing of our product revenue, collaboration, license and other revenue, the timing and amount of any repayment of the Working Capital Fund from CSL Vifor, our continued compliance with the terms of the BlackRock Credit Agreement and our ability to obtain additional funding, should it be needed. In addition, we expect to continue to incur significant expenses if and as we:
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
•repay, and pay any associated pre-payment penalties, if applicable, the term loans in an aggregate principal amount of up to $55.0 million, or the Term Loans, as of January 29, 2024, that were made available to us pursuant to an Agreement for the Provision of a Loan Facility, or the BlackRock Credit Agreement, with Kreos Capital VII (UK) Limited, which are funds and accounts managed by BlackRock Inc., collectively, BlackRock;
•make royalty, milestone or other payments under our current and any future in-licensing agreements;
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
Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities, or if we otherwise believe it is necessary, to change our manufacturing processes or assays, to amend or replace our study protocols, to perform studies different from or larger than those currently planned, to conduct any additional clinical trials, whether in order to obtain approval or as a post-approval study, including any additional clinical trial that we decide to conduct for vadadustat, if there are any delays in completing our clinical trials or if there are further delays in or issues with obtaining marketing approval for vadadustat in the U.S. beyond our PDUFA date.
Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of increased expenses or the associated revenue. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter, our product revenue, the progress of our clinical development and our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.
In addition, our ability to generate revenue would be negatively affected if the size of our addressable patient population is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we sought or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. Even though we generate product revenue from Auryxia and royalties from Riona and Vafseo in Japan, may generate royalties from Vafseo in Europe and other territories where it is approved, and may generate revenue and royalties from the sale of any products that may be approved in the future, including those that may be in-licensed or acquired, we may never generate revenue and royalties that are significant enough for us to become and remain profitable, and we may need to obtain additional financing to continue to fund our operating plan.
Akebia Therapeutics, Inc. | Form 10-K | Page 52

We may require substantial additional financing to fund our business. A failure to obtain this necessary capital when needed, or on acceptable terms, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
As of December 31, 2023, our cash and cash equivalents were $42.9 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia; pursue approval for vadadustat in the U.S. with the FDA and develop and commercialize vadadustat in the U.S., if approved; and develop and commercialize any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with R&D, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale. In addition, other unanticipated costs may arise. Because the outcomes of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete clinical development for any current or future product candidates, including the outcome of our NDA resubmission, or to complete post-marketing studies for Auryxia and vadadustat, if approved. Our future capital requirements depend on many factors, including:
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
•the outcome of our efforts to obtain marketing approval for vadadustat in the U.S. and in other jurisdictions and any other product candidates, including those that may be in-licensed or acquired, including any additional clinical trials or post-approval commitments imposed by regulatory authorities;
•the timing of, and the costs involved in obtaining, marketing approvals for vadadustat, including in the U.S. and certain other markets, and any other product candidate, including those that may be in-licensed or acquired, including to fund the preparation, filing and prosecution of regulatory submissions;
•the costs of maintaining marketing approvals for Auryxia or any other product, including those that may be in-licensed or acquired;
•the number of generic versions of Auryxia that enter the market following loss of exclusivity, or LoE, for Auryxia in March 2025, and the timing of, and the magnitude of, the impact on the product revenue from Auryxia, including the impact on the price of Auryxia;
•the cost of securing and validating commercial manufacturing for any of our product candidates, including those that may be in-licensed or acquired, and maintaining our manufacturing arrangements for Auryxia and vadadustat or any other product, including those that may be in-licensed or acquired, or securing and validating additional arrangements;
•the costs involved in preparing, filing and prosecuting patent applications and maintaining, defending and enforcing our intellectual property rights, including litigation costs and the outcome of such litigation;
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
We may need to obtain substantial additional financing to fund our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our R&D programs or any future commercialization efforts. We failed to timely file our Quarterly Report on Form 10-Q for the three months ended June 30, 2023, or the Second Quarter 10-Q. Because of that failure to file, we are not currently eligible to file or use a Registration Statement on Form S-3. This may make it more difficult for us to conduct a public offering of our securities.
Akebia Therapeutics, Inc. | Form 10-K | Page 53

We believe our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues as well as the borrowings and potential future borrowings that are available under the BlackRock Credit Agreement and the working capital liability are sufficient to fund our current operating plan for at least twenty-four months if vadadustat is approved in the U.S and for at least twelve months from filing the Form 10-K, if vadadustat is not approved in the U.S. However, if our operating performance deteriorates significantly from the levels expected in our operating plan, or if vadadustat is not approved in the U.S., it would have an adverse effect on our liquidity and capital resources and could affect our ability to continue as a going concern in the future. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves numerous risks and uncertainties, and actual results could vary as a result of a number of factors, many of which are outside our control. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. In addition, if we fail to satisfy any of the covenants under the BlackRock Credit Agreement, and the loan is accelerated, or if certain pre-specified events occur and we are required to make principal payments to BlackRock sooner than we currently anticipate, such event could have a material adverse effect on our business. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources and cash we expect to generate will fund our operating plan for the period anticipated by us, or that additional funding will be available on terms acceptable to us, or at all.
Any additional fundraising efforts may divert our management’s attention away from their day-to-day activities, which may adversely affect our ability to develop and commercialize Auryxia and any other products or product candidates, including vadadustat and those that may be in-licensed or acquired, or to continue to seek regulatory approval for vadadustat. Also, additional funds may not be available to us in sufficient amounts or on acceptable terms or at all. In addition, raising funds in the current economic environment may present additional challenges. For example, any sustained disruption in the capital markets from adverse macroeconomic conditions and an uncertain geopolitical environment, such as rising inflation, increasing interest rates, slower economic growth or recession, global supply chain disruptions, the ongoing Russia-Ukraine war, the war in the Middle East and tensions between China and Taiwan, could negatively impact our ability to raise capital, and we cannot predict the extent or duration of such macroeconomic disruptions. If we are unable to raise additional capital in sufficient amounts when needed or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development and/or commercialization of Auryxia and any other products or product candidates, including vadadustat and those that may be in-licensed or acquired, or to take any actions with respect to vadadustat depending on future decisions with respect to vadadustat in the U.S. Any of these events could significantly harm our business, financial condition and prospects.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product and product candidates on unfavorable terms to us.
We expect to finance future cash needs through product revenue and royalty and license revenue, and we may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions or a combination of these approaches or other strategic alternatives. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. Additional debt financing, if available, may involve agreements that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, declare dividends, acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic transactions, we may have to relinquish valuable rights to our portfolio and future revenue streams, and enter into agreements that would restrict our operations and strategic flexibility. If we raise additional funds through strategic transactions with third parties, we may have to do so at an earlier stage than otherwise would be desirable. In connection with any such strategic transactions, we may be required to relinquish valuable rights to our product and product candidates, future revenue streams or research programs or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may not be able to pursue planned development and commercialization activities and we may need to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 54

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
On May 9, 2023, we received a letter from Nasdaq stating that we had not regained compliance with the minimum bid price rule during the compliance period and was subject to delisting. On May 22, 2023, we received a letter from the Office of General Counsel of Nasdaq informing us that Nasdaq confirmed that we had regained compliance with the $1.00 per share minimum bid price requirement.
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
Although we continue to focus a substantial amount of our efforts on the commercialization of Auryxia and the pursuit of approval for vadadustat in the U.S. with the FDA, a key element of our long-term growth strategy is to develop additional product candidates and acquire, in-license, develop and/or market additional products and product candidates.
Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether product candidates are ultimately identified. Our R&D programs may initially show promise, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:
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
If any of these events occur, we may be forced to abandon our R&D efforts for one or more of our programs, or we may not be able to identify, discover, develop or commercialize additional product candidates, including those that may be in-licensed or acquired, which may have a material adverse effect on our business.
Because we have limited financial and managerial resources, especially as a result of the CRL for vadadustat that we received in March 2022 and the reductions in workforce that we implemented in 2022, we have focused on products, research programs and product candidates for specific indications. As a result, we have had to, and in the future may need to, forgo or delay pursuit of opportunities with other product candidates or for other indications, or may out license rights to product candidates, that later prove to have greater commercial potential. For example, as a result of receipt of the CRL and implementation of the reductions in workforce, we delayed certain research activities. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities on a timely basis, or at all. Our spending on current and future R&D programs and product candidates for specific indications may not yield any commercially viable products.
Because our internal research capabilities are limited, we may be dependent upon other pharmaceutical and biotechnology companies, academic scientists and institutions, and other researchers to sell or license product candidates, products or
Akebia Therapeutics, Inc. | Form 10-K | Page 55

technology to us. As a result, our rights to these product candidates may be limited or we may be required to make future payments to such third parties if we are successful in developing such product candidates. The success of this strategy depends partly upon our ability to identify, select, and acquire promising product candidates and products. The process of identifying, selecting, negotiating and implementing a license or acquisition of a product candidate or an approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of a product candidate or an approved product. We have limited resources to identify and execute the acquisition or in-licensing of third party products, businesses, and technologies and integrate them into our current infrastructure.
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
As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our portfolio, including through the merger, acquisition or in-license of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to the Merger and our existing and prior collaboration and license arrangements. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on favorable terms, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction and may experience losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation and integration of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition. For example, on June 4, 2021, we entered into a license agreement, the Cyclerion Agreement, with Cyclerion Therapeutics Inc., or Cyclerion, pursuant to which Cyclerion granted us an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase, or sGC, stimulator. Although we have progressed preclinical studies for praliciguat, we need to do additional work to manufacture product for clinical trials than originally anticipated before we can initiate the trials, and when the clinical trials are started, we may be unsuccessful in developing praliciguat. If any of the assumptions that we made in valuing the transaction, including the costs or timing of development of praliciguat as a result of the additional manufacturing work or otherwise, or the potential benefits of praliciguat, were incorrect, we may not recognize the anticipated benefits of the transaction and our business could be harmed.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 56

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
Risks Related to our Financial Arrangements
Our obligations in connection with the BlackRock Credit Agreement and requirements and restrictions in the BlackRock Credit Agreement could adversely affect our financial condition and restrict our operations.
We entered into the BlackRock Credit Agreement, which provides for a senior secured term loan facility, in the aggregate principal amount of up to $55.0 million, or the Term Loan Facility. The initial tranche of $37.0 million, or the Tranche A Loan, closed on January 29, 2024, or the Closing Date. In addition to the Tranche A Loan, the Term Loan Facility includes additional tranches available as follows: $8.0 million available in a single draw through December 31, 2024, or the Tranche B Loan, and $10.0 million available in a single draw through December 31, 2024, or the Tranche C Loan and, together with the Tranche A Loan and the Tranche B Loan, the Term Loans. See Note 7, Indebtedness, to our audited consolidated financial statements in Part II, Item 8. Financial Statements of this Form 10-K for additional information regarding our obligations under the BlackRock Credit Agreement.
Each Term Loan draw is subject to various conditions precedent, including (x) the absence of any defaults or events of default and our continued compliance with the terms and provisions of the BlackRock Credit Agreement, (y) in the case of the Tranche B Loan and Tranche C Loan, receipt of marketing approval for vadadustat from the FDA, and (z) in the case of Tranche C, receipt of a certain amount of cumulative gross cash proceeds after the Closing Date in the form of equity or equity linked securities in one or more series of transactions. The Term Loan Facility has an initial maturity date of March 31, 2025, which will be automatically extended to January 29, 2028 if we receive FDA approval on or prior to June 30, 2024, or the Maturity Date. If vadadustat is not approved by the FDA by June 30, 2024, we will be required to repay the Term Loan Facility sooner than anticipated.
The BlackRock Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants, financial covenants, events of default and other provisions and conditions that are customarily required for similar financings. The financial covenants under the BlackRock Credit Agreement require us to either (i) maintain cash and cash equivalents, measured as of the last day of each fiscal month, greater than or equal to $15.0 million or (ii) earn consolidated revenue, measured as of the last day of each fiscal month for the trailing twelve-month period, of $150.0 million. Failure to maintain compliance with these or other covenants would result in an event of default under the BlackRock Credit Agreement, which could result in enforcement action, including acceleration of amounts due under the BlackRock Credit Agreement.
The Term Loan Facility will accrue interest at a floating annual rate equal to the sum of (x) term Secured Overnight Financing Rate for a tenor of one month (subject to a floor of 4.25% per annum) plus (y) a margin of 6.75% per annum (subject to an overall cap of 15.00% per annum on the all-in interest rate). During the continuance of any payment event of default under the BlackRock Credit Agreement, the interest rate on such overdue sum will automatically increase by an additional 3.0% per annum, and may be subject to an additional late fee of 2.0% of such overdue sum. The Term Loan Facility does not amortize during the period commencing on the Closing Date and ending on December 31, 2025 (which was extended to December 31, 2026 at our option), or the Interest Only Period. We are required to pay interest and, after the Interest Only Period, principal on the first calendar day of each month. In the event of certain prespecified events, the repayment schedule will be accelerated. For example, if FDA approval is not obtained on or prior to June 30, 2024, the Interest Only Period will automatically terminate on October 1, 2024, and we will be required to repay the Term Loans in seven equal monthly payments (comprised of principal and interest), commencing on October 1, 2024 and ending on the Maturity Date. If any of these events occur, and we are required to repay principal sooner than anticipate, it would have an adverse effect on our business.
In the event there is an acceleration of our and certain of our subsidiaries’ liabilities under the BlackRock Credit Agreement as a result of an event of default or otherwise, we may not have sufficient funds or may be unable to arrange for additional financing to repay the liabilities or to make any accelerated payments, and BlackRock could seek to enforce security interests in the collateral securing the BlackRock Credit Agreement, which would have a material adverse effect on our business, financial condition and results of operations.
Akebia Therapeutics, Inc. | Form 10-K | Page 57

In addition, our obligations in connection with the BlackRock Credit Agreement could have additional significant adverse consequences, including, among other things:
•restricting our activities, including limitations on transferring certain of our assets, engaging in certain transactions, terminating certain agreements, incurring certain additional indebtedness, creating certain liens, paying cash dividends or making certain other distributions and investments;
•limiting our flexibility in planning for, or reacting to, changes in our business and our industry;
•placing us at a possible competitive disadvantage compared to our competitors who have a smaller amount of debt or competitors with comparable debt at more favorable interest rates; and
•limiting our ability to borrow additional amounts for working capital, capital expenditures, R&D efforts, acquisitions, debt service requirements, execution of our business strategy and other purposes.
Any of these factors could materially and adversely affect our business, financial condition and results of operations.
Our Royalty Interest Acquisition Agreement with HealthCare Royalty Partners IV, L.P. contains various covenants and other provisions, which, if violated, could materially adversely affect our financial condition.
In February 2021, we entered into a royalty interest acquisition agreement, or the Royalty Agreement, with HealthCare Royalty Partners IV, L.P., or HCR, pursuant to which we sold to HCR our right to receive royalties and sales milestones for vadadustat, collectively the Royalty Interest Payments, in each case, payable to us under our Collaboration Agreement dated December 11, 2015, or the MTPC Agreement, with Mitsubishi Tanabe Pharma Corporation, or MTPC, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. Under the Royalty Agreement, we are required to comply with various covenants, including obligations to take certain actions, such as actions with respect to the Royalty Interest Payments, the MTPC Agreement, our agreement with MTPC for the commercial supply of vadadustat drug product, and our intellectual property. In addition, the Royalty Agreement includes customary events of default upon the occurrence of enumerated events, including failure to perform certain covenants and the occurrence of insolvency events. Upon the occurrence of an event of default, HCR would have the ability to exercise all available remedies in law and equity, which could have a material adverse effect on our financial condition.
Risks Related to Commercialization
Our business is substantially dependent on the commercial success of Auryxia and vadadustat, if approved. If we are unable to continue to successfully commercialize Auryxia or vadadustat, if approved and commercialized, our results of operations and financial condition will be materially harmed.
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
Given the concentration of dialysis clinics in large networks, with DaVita, Inc., or DaVita, and Fresenius Kidney Care Group LLC, accounting for a vast majority of the dialysis population in the U.S., treatment is usually driven by medical protocols that are implemented across the entire network of clinics. Dialysis organizations require large data sets to adopt medical protocols. If dialysis organizations do not add vadadustat, if approved, to their medical protocols in a timely manner, or at all, our operations could be materially adversely affected.
If oral phosphate binders, including Auryxia, are included in the end-stage renal disease, or ESRD, Prospective Payment System, or PPS, bundle payment, it will take time for dialysis organizations to implement internal mechanisms to dispense phosphate binders which could divert their attention from focusing on other therapeutic areas such as anemia management, which in turn could negatively impact the market for phosphate binders, including Auryxia. In addition, dialysis organizations may choose lower cost binders over Auryxia, or binders that may have features or benefits more aligned with the dialysis organization's operational activities, which could negatively impact Auryxia revenue.
In addition, we currently have exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protect us from generic drug competition until March 2025. Following LoE in March 2025, the number of generic versions of Auryxia that enter the market will affect our revenue from Auryxia. We believe CMS's decision to include phosphate binders in the dialysis bundle could potentially lead to higher sales of Auryxia after the LoE date than in other LoE scenarios, and plan to work with payors and providers to continue the use of Auryxia beyond LoE. However, our ability to continue to generate revenue from sales of Auryxia following LoE will depend on many factors, including our ability to
Akebia Therapeutics, Inc. | Form 10-K | Page 58

successfully contract with dialysis organizations, the timing and number of generics that enter the market and other products on the market that we compete with. If we are unable to maintain sales of Auryxia following LoE, our results of operations and financial condition will be materially harmed.
We believe our revenue growth was negatively impacted by the recent COVID-19 pandemic in 2021, 2022 and 2023 primarily as the CKD patient populations that we serve experienced both high hospitalization and mortality rates due to COVID-19, and the pandemic had an adverse impact on the phosphate binder market in which Auryxia competes. Labor shortages and costs have also adversely impacted dialysis providers. These impacts have refocused clinical efforts in addressing bone and mineral disorders like hyperphosphatemia to more acute operational issues to ensure patients receive dialysis treatments and still some patients have been rescheduled or missed treatments due to labor shortages. We believe, this and potentially other factors, led to the reduction in the phosphate binder market, which has not experienced growth since early 2020. While we are unable to quantify the impact of the recent COVID-19 pandemic on future revenues and revenue growth, the recent COVID-19 pandemic and the ongoing impacts from the recent COVID-19 pandemic continue to adversely and disproportionately impact CKD patients and the phosphate binder market. Therefore, we expect the impacts from the pandemic to continue to have a negative impact on our revenue growth for the foreseeable future.
Market acceptance is also critical to our ability to generate significant product revenue. Any product may achieve only limited market acceptance or none at all. If Auryxia, or any of our future products, including vadadustat, if approved, is not accepted by the market to the extent that we expect or market acceptance decreases, we may not be able to generate significant product revenue and our business would be materially harmed. Market acceptance of Auryxia, vadadustat, if approved, or any other approved product depends on a number of factors, including:
•the availability of adequate coverage and reimbursement by, and the availability of discounts, rebates and price concessions to third party payors, pharmacy benefit managers, or PBMs, and governmental authorities;
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
•for vadadustat, if approved, use at dialysis organizations and their willingness to include vadadustat in their protocols;
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
In addition, our ability to generate net product revenue depends on our ability to control the expenses associated with commercializing a product, including internal expenses, manufacturing costs, rebates, product returns and other adjustments. We do not have control over many of the expenses required to commercialize our products, and if we experience increased costs or expenses, we may not be able to afford the commercial activities required to successfully commercialize our products, which could have an adverse effect on our business. In addition, our net product revenue requires judgement and includes estimates for rebates and product returns, which can fluctuate from quarter-to-quarter and year-over-year. If our net product revenue is lower than anticipated, including as a result of higher expenses, our business could be harmed.
Several healthcare facilities, including DaVita, have previously restricted access for non-patients as a result of the recent COVID-19 pandemic, resulting in restricted access for certain members of our sales force. As a result, we continue to engage with some healthcare providers and other customers virtually where possible. The restrictions on our customer-facing
Akebia Therapeutics, Inc. | Form 10-K | Page 59

employees’ in-person interactions with healthcare providers have, and could continue to, negatively impact our access to healthcare providers and ultimately our sales, including with respect to vadadustat, if approved. Such precautionary measures have since been relaxed at certain healthcare facilities and, as a result, members of our sales force have resumed in person interactions with those customers. Nevertheless, some restrictions remain, and more restrictions may be put in place again due to a resurgence in COVID-19 cases, including those involving new variants of COVID-19, which may be more contagious and more severe than prior strains of the virus. Given this uncertain environment and the disproportionate impact of the recent COVID-19 pandemic on CKD patients, we are actively monitoring the demand in the U.S. for Auryxia and will be for vadadustat, if approved, including the potential for further declines or changes in prescription trends and customer orders, which could have a material adverse effect on our business, results of operations, and financial condition.
If we are unable to maintain or expand, or, if vadadustat is approved, initiate, sales and marketing capabilities or enter into additional agreements with third parties, we may not be successful in commercializing Auryxia, vadadustat, if approved, or any other product candidates that may be approved.
In order to market Auryxia and any other approved product, we intend to continue to invest in sales and marketing, which will require substantial effort and significant management and financial resources. We have built a commercial infrastructure and sales force in the U.S. for Auryxia, our only commercial product. However, following receipt of the CRL, we implemented a reduction of our workforce in April and May 2022 by approximately 42% across all areas of the Company (47% inclusive of the closing of the majority of open positions), including several members of our sales and marketing team and management. In November 2022, we also implemented a reduction of our workforce, by approximately 14% consisting of individuals within our commercial organization, and we shifted to a strategic account management focused model for our commercial efforts. If the remaining sales and marketing team cannot successfully commercialize Auryxia, or if additional sales and marketing employees decide to leave, it could have a material adverse effect on Auryxia revenue and our financial condition.
If we obtain regulatory approval to market vadadustat in the U.S., we believe that we can leverage the current commercial foundation for vadadustat in the U.S., with incremental additional hires in our sales force and medical affairs department, but if we are unable to do so successfully it would materially harm our business. Additionally, training a sales force to successfully sell and market a new commercial product is expensive and time-consuming and could delay any commercial launch of such product candidate or distract the sales force from promoting Auryxia. We may underestimate the size of the sales force required for a successful product launch and we may need to expand our sales force to a greater extent or earlier than we currently plan and at a higher cost than we anticipated. In 2021 and early 2022, we incurred commercialization expenses for vadadustat that were premature or unnecessary as a result of the receipt of the CRL for vadadustat, and may in the future incur additional commercialization expenses prematurely or unnecessarily if we do not receive marketing approval for vadadustat in the timeframe we expect, or at all.
We devote significant effort to recruiting individuals with experience in the sales and marketing of pharmaceutical products. Competition for personnel with these skills is significant and retaining qualified personnel with experience in our industry is difficult. Further, our reductions in workforce may further exacerbate these conditions and interfere with our ability to find and retain qualified personnel. As a result, we may not be able to retain our existing employees or hire new employees quickly enough to meet our needs. At the same time, we may face high turnover, requiring us to expend time and resources to source, train and integrate new employees.
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
Furthermore, if we are unable to maintain our arrangements with third parties with respect to sales and marketing, if we are unsuccessful in entering into additional arrangements with third parties to sell and market our products or we are unable to do so on terms that are favorable to us, or if such third parties are unable to carry out their obligations under such arrangements, it will be difficult to successfully commercialize our product and product candidates, including vadadustat, if approved. For example, if, in connection with the Vifor Agreement, we experience difficulties with CSL Vifor, or if CSL Vifor is not successful in commercializing vadadustat, if approved, in the dialysis organizations for which they are responsible in a timely manner, or at all, our revenue related to vadadustat will be adversely impacted.
Akebia Therapeutics, Inc. | Form 10-K | Page 60

Our, or our partners', failure to obtain or maintain adequate coverage, pricing and reimbursement for Auryxia, vadadustat, if approved, or any other future approved products, could have a material adverse effect on our or our collaboration partners’ ability to sell such approved products profitably and otherwise have a material adverse impact on our business.
Market acceptance and sales of any approved products, including Auryxia and, if approved, vadadustat, depends significantly on the availability of adequate coverage and reimbursement from third party payors and may be affected by existing and future healthcare reform measures. Governmental authorities, third party payors, and PBMs decide which drugs they will cover, as well as establish formularies or implement other mechanisms to manage utilization of products and determine reimbursement levels. We cannot be sure that coverage or adequate reimbursement will be available for Auryxia, vadadustat, if approved, or any of our potential future products. Even if we obtain coverage for an approved product, third party payors may not establish adequate reimbursement amounts, which may reduce the demand for our product and prompt us to have to reduce pricing for the product. If reimbursement is not available or is limited, we may not be able to successfully commercialize certain of our products. Coverage and reimbursement by a governmental authority, third-party payor or PBMs may depend upon a number of factors, including the determination that use of a product is:
•a covered benefit under the health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient; and
•cost effective.
Obtaining coverage and reimbursement approval for a product from a governmental authority, PBM or a third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. In the U.S., there are multiple governmental authorities, PBMs and third-party payors with varying coverage and reimbursement levels for pharmaceutical products, and the timing of commencement of reimbursement by a governmental payor can be dependent on the assignment of codes via the Healthcare Common Procedural Coding System, which codes are assigned on a quarterly basis. Within Medicare, for oral drugs dispensed by pharmacies and also administered in facilities, coverage and reimbursement may vary depending on the setting. CMS, local Medicare administrative contractors, Medicare Part D plans and/or PBMs operating on behalf of Medicare Part D plans, may have some responsibility for determining the medical necessity of such drugs, and therefore coverage, for different patients. Different reimbursement methodologies may apply, and CMS may have some discretion in interpreting their application in certain settings.
As an oral drug, Auryxia is covered by Medicare under Part D for the treatment of patients with hyperphosphatemia. In January 2011, CMS implemented the ESRD PPS, a prospective payment system for dialysis treatment. Under the ESRD PPS, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home. The inclusion of oral medications without injectable or intravenous equivalents such as Auryxia in the bundled payment was initially delayed by CMS until January 1, 2014, and through several subsequent legislative actions has been delayed until January 1, 2025.
Absent further legislation or regulation on this matter, beginning in January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including Auryxia and all other phosphate lowering medications, will be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. ESRD facilities may nonetheless receive a TDAPA for new renal dialysis drugs and biological products that meet certain criteria for a period of two years. The TDAPA will provide separate payment based on the drug’s Average Sales Price, or ASP, that will be in addition to the base rate in order to facilitate the adoption of innovative therapies. There can be no assurances that CMS will not again delay the inclusion of these oral ESRD-related drugs in the bundled payment. Even if Auryxia is deemed eligible by CMS, revenue for sales of Auryxia could be significantly less in the TDAPA period than it would be if Auryxia is not bundled into the ESRD PPS. Moreover, in the post-TDAPA period, CMS currently expects to increase the single bundled payment base rate paid to the dialysis facility for each dialysis treatment to reflect that oral only phosphate lowering drugs will be reimbursed as part of the single bundled payment for Medicare patients. There can be no assurances that any increase in the single bundled payment base rate will be sufficient to adequately reimburse the dialysis facilities for Auryxia at a price that is profitable for us.
In addition, in September 2018, CMS decided that Auryxia would no longer be covered by Medicare for the treatment of iron deficiency anemia, or IDA, in adult patients with NDD-CKD, or the CMS Decision. While this decision does not impact CMS coverage for the control of serum phosphorus levels in adult patients with DD-CKD, or the Hyperphosphatemia Indication, it requires Part D Plan sponsors to impose prior authorization or other steps to ensure that Auryxia is reimbursed only for the Hyperphosphatemia Indication. We decided beginning in 2022 to terminate certain Part D contracts, as patients no longer had the access benefit given the prior authorization, or PA, requirement. Now patients must go through a medical exemption process, which is very similar to a prior authorization review. While we believe this had, and may continue to have, a negative
Akebia Therapeutics, Inc. | Form 10-K | Page 61

impact on our overall sales volume, we believe it had a significant positive impact on our net selling price. However, if we experience additional negative impacts on our sales volume as a result of this change, it could have a negative impact on our product revenue.
Medicaid reimbursement of drugs varies by state. Private third-party payor reimbursement policies also vary and may or may not be consistent with Medicare reimbursement methodologies. Manufacturers of outpatient prescription drugs may be required to provide discounts or rebates under government healthcare programs or to certain third-party payors in order to obtain coverage of such products.
Additionally, we may be required to enter into contracts with third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status and we may not be able to agree upon commercially reasonable terms with such third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, third party payors, PBMs and other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. Four distributors, Fresenius Medical Care Rx, McKesson Corporation, Cardinal Health, Inc. and Cencora, Inc., formerly known as AmerisourceBergen Drug Corporation, in the aggregate, accounted for a significant percentage of our gross revenue during the year ended December 31, 2023. If we are not able to maintain our arrangements with these key distributors on favorable terms, on a timely basis or at all, or if there is any adverse change in one or more of these distributors’ business practices or financial condition, it would adversely impact the market opportunity for Auryxia, our product revenues and operating results.
In addition, vadadustat was approved in Japan for the treatment of adult patients with anemia due to CKD and is being marketed by MTPC in Japan under the trade name Vafseo. Pricing and reimbursement strategy is a key component of MTPC’s commercialization plans for Vafseo in Japan. If coverage and reimbursement terms change, MTPC may not be able to, or may decide not to, continue commercialization of Vafseo in Japan. Furthermore, vadadustat was approved in Europe and Australia for the treatment of anemia due to CKD in DD-CKD patients. In Europe, reimbursement is obtained on a country-by-country basis and it is a time consuming process. Medice is working on securing pricing and reimbursement in key markets in Europe, but there is no guarantee of the timing or extent of reimbursement that they will receive, if at all.
We currently believe it is likely that vadadustat, if approved, will be reimbursed using the Transitional Drug Add-on Payment Adjustment, or TDAPA, followed by inclusion in the bundled reimbursement model for Medicare beneficiaries, but reimbursement under TDAPA it is subject to review and approval by CMS. For those that obtain dialysis through commercial insurance during the 30-month coordination period or through Medicaid prior to Medicare becoming primary payor after 90 days, patients may access vadadustat through contracts we negotiate with third party payors for reimbursement of vadadustat, which would be subject to the risks and uncertainties described above. Additionally, applying for and obtaining reimbursement under the TDAPA is expected to take six months following filing acceptance, which will affect adoption, uptake and product revenue for vadadustat during that time, and if there are updates to the TDAPA rule that decrease the basis for reimbursement or eligibility criteria during the transition period or if the TDAPA is eliminated, then our profitability may be adversely affected. For example, the Medicare Payment Advisory Commission, or MedPAC, an independent legislative branch advisory body to Congress on issues related to the Medicare program, has recommended that TDAPA not be provided to newly approved drug products considered to fall within “functional categories” for which costs are already accounted for in the bundled reimbursement model, such as for anemia management drugs.
Further, if vadadustat is approved in the U.S., we expect it to be included in the fixed reimbursement model for a bundle of dialysis services, or the bundle, which will require us to enter into contracts to supply vadadustat to specific dialysis providers, instead of through distributors, which we believe could be challenging. The dialysis market is unique and is dominated by two providers: DaVita and Fresenius Medical Care, which account for a vast majority of the dialysis population in the U.S. Under the Vifor Agreement, we granted CSL Vifor an exclusive license to sell vadadustat to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of group purchase organizations, and to certain non-retail specialty pharmacies in the U.S. We refer to Fresenius Medical Care North America and its affiliates, these organizations and specialty pharmacies collectively as the “Supply Group." See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, to our consolidated financial statements in Part II, Item 8. Financial Statements of this Form 10-K for additional information regarding the Vifor Agreement. If vadadustat is approved, and we are not able to maintain the Vifor Agreement or enter into a supply agreement with DaVita or other dialysis clinics, or if Vifor is not able to successfully contract with the Supply Group, our business may be materially harmed.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 62

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
Further, in many countries outside the U.S., a drug must be approved for reimbursement before it can be marketed or sold in that country. In some cases, the prices that we intend to charge for our products are also subject to approval. Approval by the EMA or another regulatory authority does not ensure approval by reimbursement authorities in that jurisdiction, and approval by one reimbursement authority outside the U.S. does not ensure approval by any other reimbursement authorities. However, the failure to obtain reimbursement in one jurisdiction may negatively impact our ability to obtain reimbursement in another jurisdiction. In addition, we plan to rely on a partner to obtain approval by reimbursement authorities outside the U.S. Our partners may not be able to obtain such reimbursement approvals on a timely basis, if at all, and favorable pricing in certain countries depends on a number of factors, some of which are outside of our partners' control. In May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in patients with chronic kidney disease in the Medice Territory. If Medice is not able to obtain favorable pricing in the Medice Territory, or if such approvals are delayed, it will affect Medice’s sales of vadadustat in the Medice Territory, which could have an adverse effect on our results of operations.
We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.
The development and commercialization of new drugs is highly competitive and subject to rapid and significant technological change. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the development and commercialization of Auryxia, vadadustat, if approved, and any other product or product candidate, including those that may be in-licensed or acquired. Our objective is to continue to commercialize Auryxia and develop and commercialize new products with clinically proven efficacy, convenience, tolerability and/or safety. In many cases, any approved products that we commercialize will compete with existing, market-leading products. If existing or new competitors of Auryxia take market share from us, it could have an adverse impact on Auryxia revenue and our business.
Auryxia is competing in the hyperphosphatemia market in the U.S. with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Sanofi, PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of the phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) and Unicycive’s RENAZORB™ (lanthanum dioxycarbonate), or could otherwise enter the market that may impact the market for Auryxia. In October 2023, the FDA approved XPHOZAH® (tenapanor), a phosphate absorption inhibitor that is marketed by Ardelyx, Inc. and indicated to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy, which may impact the market for Auryxia.
Auryxia is competing in the IDA market in the U.S. with over-the-counter oral iron, ferrous sulfate, other prescription oral iron formulations, including ferrous gluconate, ferrous fumerate, and polysaccharide iron complex, and intravenous iron formulations, including Feraheme® (ferumoxytol injection), Venofer® (iron sucrose injection), Ferrlicit® (sodium ferric gluconate complex in sucrose injection), Injectafer® (ferric carboxymaltose injection), and Triferic® (ferric pyrophosphate citrate). In addition, other new therapies for the treatment of IDA may impact the market for Auryxia, such as Shield Therapeutics plc's Feraccru® (ferric maltol), which is available in Europe for the treatment of IDA and Accrufer® (ferric maltol), which was launched in the U.S. for the treatment of IDA in July 2021.
Furthermore, Auryxia’s commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective, safer or offer greater patient convenience than Auryxia. Other companies have product candidates in various stages of preclinical or clinical development to treat diseases and complications of the diseases for which we are marketing Auryxia. In addition, we and our licensors, Panion & BF Biotech, Inc., or Panion, and, as applicable, Dr. Hsu, entered into settlement agreements with all but one of the third parties who submitted Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA, pursuant to which we granted licenses to market a generic version of Auryxia in the U.S. beginning in March 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature. While we expect that the availability
Akebia Therapeutics, Inc. | Form 10-K | Page 63

of generic versions of Auryxia will negatively impact our net product revenue for Auryxia and our results of operations, it is difficult to estimate the impact of generics on Auryxia net product revenue, and if the impact is greater than we currently anticipate, it may materially adversely impact our business and results of operations.
Drugs that may compete with vadadustat, if approved, include Epogen® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the U.S. and Europe, respectively, and Mircera® (methoxy PEG-epoetin beta), commercialized by CSL Vifor in the U.S. and Roche Holding Ltd. outside of the U.S. and Evrenzo® (roxadustat) in Europe commercialized by Astellas Pharma Inc. Further, in February 2023 the FDA approved daprodustat, an oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor marketed as Jesduvroq by GlaxoSmithKline plc, or GSK, in the U.S., as a once-a-day treatment of anemia due to CKD in adult patients who have been receiving dialysis for at least four months.
We and our partners may also face competition from potential new anemia therapies. There are several other HIF-PH inhibitor product candidates in various stages of development for anemia indications that may be in direct competition with vadadustat if and when they are approved and launched commercially. These candidates are being developed by companies such as Japan Tobacco International, or JT, and Bayer HealthCare AG, or Bayer. For example, FibroGen filed an NDA for its product candidate, roxadustat, with the FDA, to which the FDA issued a complete response letter indicating the FDA will not approve the NDA in its present form and requested that an additional clinical trial for roxadustat be conducted prior to resubmission of the NDA or additional response to the FDA's complete response letter. In Europe however, roxadustat is approved for the treatment of anemia in patients with CKD. If we obtain approval for vadadustat in the U.S., and roxadustat is also approved by the FDA, then roxadustat will compete with vadadustat.
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
In Japan, vadadustat is sold under the name Vafseo, which is approved for patients with CKD, including both DD-CKD and NDD-CKD, and competes with roxadustat, daprodustat and enarodustat. Roxadustat is approved for the treatment of anemia due to CKD in patients on dialysis, or DD-CKD, and patients not on dialysis, or NDD-CKD. In addition, daprodustat, GSK’s product candidate, and enarodustat, JT’s product candidate, are approved in Japan for the treatment of anemia due to CKD, and molidustat, Bayer HealthCare AG's product, is approved in Japan for the treatment of renal anemia. In China, roxadustat is commercialized for the treatment of anemia due to CKD in DD-CKD patients and for the treatment of anemia due to CKD in NDD-CKD patients.
A biosimilar is a biologic product that is approved based on demonstrating that it is highly similar to an existing, FDA-approved branded biologic product. The patents for the existing, branded biologic product must expire in a given market before biosimilars may enter that market without the risk of being sued for patent infringement. In addition, an application for a biosimilar product can only be approved by the FDA 12 years after the existing, branded product was approved under a Biologics License Application, or BLA. The patents for epoetin alfa, an injectable ESA, expired in 2004 in the EU, and the remaining patents expired between 2012 and 2016 in the U.S. The introduction of biosimilars into the injectable ESA market in the U.S. will constitute additional competition for vadadustat if we are able to obtain approval for and commercially launch vadadustat. In the U.S., Pfizer’s biosimilar version of injectable ESAs, Retacrit® (epoetin alfa-epbx), was approved by the FDA in May 2018 and launched in November 2018 and several biosimilar versions of injectable ESAs are available for sale in the EU.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 64

The commercialization of Riona and Vafseo in Japan, Vafseo in Europe and other territories where it is approved, and our current and potential future efforts with respect to the development and commercialization of our products and product candidates outside of the U.S. subject us to a variety of risks associated with international operations, which could materially adversely affect our business.
Our Japanese sublicensee, JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona, the trade name for ferric citrate hydrate in Japan, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of adult patients with IDA in Japan. In Japan and certain other countries in Asia, we granted MTPC exclusive rights to commercialize vadadustat, which has been approved and is being marketed by MTPC in Japan under the trade name Vafseo. We also granted Averoa SAS, or Averoa, an exclusive license to develop and commercialize ferric citrate in the EEA, Turkey, Switzerland and the UK.
In 2023, the marketing authorization for vadadustat was granted by the EMA, the United Kingdom Medicines and Healthcare Products Regulatory Agency, or the MHRA, the Swiss Agency for Therapeutic Products, or Swissmedic, and the Australian Therapeutic Goods Administration, or TGA. In May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in patients with chronic kidney disease in the Medice Territory, and we transferred the marketing authorization issued by the EMA and Swissmedic to Medice. We will transfer the other marketing authorizations for the Medice Territory to Medice, if approved. In addition, we have conducted and in the future plan to conduct clinical trials outside of the U.S. for Auryxia, vadadustat and any other product or product candidate that may be in-licensed or acquired. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing Auryxia and vadadustat outside the U.S., including, among others:
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
•diminished protection of intellectual property in some countries outside of the U.S.;
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
Akebia Therapeutics, Inc. | Form 10-K | Page 65

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

Beyond seeking U.S. approval, we have several lifecycle management and indication expansion opportunities currently under evaluation for vadadustat, including the potential for alternative dosing and label expansion for the treatment of anemia due to CKD in adult patients not on dialysis. However, we may be required to complete additional clinical trials before seeking approval for these indications, which are time consuming and expensive, and even if vadadustat is approved as a treatment for anemia due to CKD for dialysis dependent patients, we may not be successfully in any of these areas in the timeframe anticipated by us, or at all.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 66

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
Akebia Therapeutics, Inc. | Form 10-K | Page 67

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
Conducting clinical trials outside of the U.S., as we have done historically and as we may decide to do in the future, presents additional risks and complexities and, if we decide to conduct a clinical trial outside of the U.S. in the future, we may not complete such trials successfully, in a timely manner, or at all, which could affect our ability to obtain regulatory approvals.
Our ability to successfully initiate, enroll and complete a clinical trial in any country outside of the U.S. is subject to numerous additional risks unique to conducting business in jurisdictions outside the U.S., including:
Akebia Therapeutics, Inc. | Form 10-K | Page 68

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
Data obtained from studies conducted in the U.S. may not be accepted by the EMA, the PMDA and other regulatory authorities outside of the U.S. Also, certain jurisdictions require data from studies conducted in their country in order to obtain approval in that country. Further, when a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, and seeking and receiving informed consent from subjects. Thus, to the extent that we rely on data from foreign clinical trials that are not the subject of an IND but are used to support of an NDA, there is a risk that FDA may not review such data in connection with its review of the NDA.
If we or our collaboration partners have difficulty conducting future clinical trials in jurisdictions outside the U.S. as planned, we may need to delay, limit or terminate such clinical trials, any of which could have an adverse effect on our business.
Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired, may cause undesirable side effects or have other properties that may delay or prevent marketing approval or limit their commercial potential.
Undesirable effects caused by, or other undesirable properties of, Auryxia, vadadustat or any other product or product candidate, including those that may be in-licensed or acquired, or competing commercial products or product candidates in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials, could result in a more restrictive label or the delay, denial or withdrawal of marketing approval by the FDA or other regulatory authorities, and could lead to potential product liability claims. In addition, results of our clinical trials could reveal a high frequency of undesirable effects or unexpected characteristics. For example, in March 2022, we received the CRL from the FDA for our NDA for vadadustat in which the FDA concluded that the data in the NDA did not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. The FDA expressed safety concerns noting failure to meet non-inferiority in MACE in the non-dialysis patient population, the increased risk of thromboembolic events, driven by vascular access thrombosis in dialysis patients, and the risk of drug-induced liver injury. In October 2022, we submitted the FDRR to the FDA and focused on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult patients on dialysis in light of safety concerns expressed by the FDA in the CRL for dialysis patients related to the rate of adjudicated thromboembolic events driven by vascular access thrombosis for vadadustat compared to the active comparator and the risk of drug-induced liver injury. In May 2023, the OND denied our appeal but provided a path forward for us to resubmit the NDA for vadadustat for the treatment of anemia due to CKD for dialysis dependent patients without the need for us to generate additional clinical data. In September 2023, we filed our resubmission to our NDA, and in October 2023, the FDA acknowledged that the resubmission was complete and set a PDUFA date of March 27, 2024. There can be no assurances that we will be successful in our NDA resubmission. If we are unable to overcome these concerns, vadadustat may not be approved by the FDA on favorable terms, or at all, and our financial condition could be materially harmed.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 69

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
With respect to the global INNO2VATE Phase 3 program, the incidence of treatment emergent adverse events, or TEAEs, during the Correction and Conversion study in vadadustat treated patients was 83.8% and 85.5% in darbepoetin alfa treated patients. During the study, the most common TEAEs reported in vadadustat/darbepoetin alfa treated patients were hypertension (16.2%/ 12.9%) and diarrhea (10.1%/ 9.7%). Serious TEAEs were lower in vadadustat treated patients at 49.7% compared to 56.5% for darbepoetin alfa treated patients. The incidence of TEAEs during the prevalent dialysis patient study (Conversion) in the vadadustat treated patients was 88.3%, and 89.3% in darbepoetin alfa treated patients. During the study, the most common TEAEs reported in vadadustat/darbepoetin alfa treated patients were diarrhea (13.0%/ 10.1%), pneumonia (11.0%/ 9.7%), hypertension (10.6%/ 13.8%), and hyperkalemia (9.0%/ 10.8%). Serious TEAEs were slightly lower for vadadustat treated patients at 55.0% and 58.3% for darbepoetin alfa-treated patients. Patients with DD-CKD experienced an increased risk of thromboembolic events compared to darbepoetin alfa with a time to first event HR of 1.20 (95% CI 0.96 - 1.50) driven by thrombosis of vascular access.
With respect to the global PRO2TECT Phase 3 program, the incidence of TEAEs during the erythropoiesis stimulating agent, or ESA, untreated patients study (Correction) in the vadadustat-treated patients was 90.9%, and 91.6% in darbepoetin alfa-treated patients. During the study, the most common TEAEs reported in vadadustat/darbepoetin alfa-treated patients were end-stage renal disease (34.7%/ 35.2%), hypertension (17.7%/ 22.1.%), hyperkalemia (12.3.%/ 15.6%), urinary tract infection (12.9%/ 12.0%), diarrhea (13.9%/ 10.0%), peripheral oedema (12.5%/ 10.5%), fall (9.6%/ 10%) and nausea (10%/ 8.2%). Serious TEAEs were 65.3% for vadadustat-treated patients and 64.5% for darbepoetin alfa-treated patients. The incidence of TEAEs during the ESA-treated patients study (Conversion) in vadadustat treated patients was 89.1% and 87.7% in darbepoetin alfa-treated patients. During the study, the most common TEAEs reported in vadadustat/darbepoetin alfa-treated patients were end-stage renal disease (27.5%/ 28.4%), hypertension (14.4%/ 14.8%), urinary tract infection (12.2%/ 14.5%), diarrhea (13.8.%/ 8.8.%), peripheral oedema (9.9%/ 10.1%) and pneumonia (10.0%/ 9.7%). Serious TEAEs were 58.5% for vadadustat-treated patients and 56.6% for darbepoetin alfa-treated patients.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 70

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
Clinical trials, manufacturing and marketing of any product or product candidate are subject to extensive and rigorous review and regulation by numerous governmental authorities in the U.S. and other jurisdictions. Before obtaining marketing approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and marketing approval may never be achieved. Of the large number of drugs in development in the U.S. and in other jurisdictions, only a small percentage successfully complete the FDA’s and other jurisdictions’ marketing approval processes and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development efforts, we may be unable to successfully obtain regulatory approval for vadadustat or any other product or product candidate, including those that may be in-licensed or acquired.
We are not permitted to market vadadustat in the U.S. unless and until we receive approval from the FDA or in any other jurisdiction until the requisite approval from regulatory authorities in such jurisdiction is received. As a condition to receiving marketing approval for vadadustat, we may be required by the FDA or other regulatory authorities to conduct additional preclinical studies or clinical trials.
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
Further, vadadustat and any other product candidate may not receive marketing approval in the U.S. even if it is approved in other countries. For example, although vadadustat is approved in Japan for the treatment of anemia due to CKD in DD-CKD and NDD-CKD adult patients and in Europe for the treatment of anemia due to CKD in DD-CKD patients, such approval does not guarantee approval in the U.S. by the FDA for these indications or at all. In addition, while each regulatory authority makes their own assessment as to the safety and efficacy of a drug, FDA’s concern about the safety or efficacy of vadadustat or any other product candidate could impact the regulatory authority’s decision in another country.
Obtaining marketing approval in the U.S. and other jurisdictions for any product candidate depends upon numerous factors, many of which are subject to the substantial discretion of the regulatory authorities, including that regulatory agencies may not complete their review processes in a timely manner and, following completion of the review process, may not grant marketing approval or such marketing approval may be limited. Furthermore, approval of a drug does not ensure successful commercialization. For example, on September 23, 2015, the European Commission, or EC, approved Fexeric for the control
Akebia Therapeutics, Inc. | Form 10-K | Page 71

of hyperphosphatemia in adult patients with CKD. Pursuant to the sunset clause under EU law, the EC’s approval of Fexeric in the EU was contingent on, among other things, our commencing marketing of Fexeric within three years; although we successfully negotiated an extension to December 23, 2019, we did not commence marketing Fexeric by such date and therefore the Fexeric approval in the EU has ceased to be valid.
In addition, the safety concerns associated with the current standard of care for the indications for which we are seeking marketing approval for vadadustat may affect the FDA’s or other regulatory authorities’ review of the safety results of vadadustat. Additionally, these regulatory authorities may not agree with our assessment of adverse events. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that vadadustat will never obtain marketing approval in the U.S. or certain other jurisdictions or for some or all of the indications for which we seek approval.
For example, changes in or the enactment of additional statutes, promulgation of regulations or issuance of guidance during preclinical or clinical development, or comparable changes in the regulatory review process for each submitted product application, may cause delays in the approval or rejection of an application. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. Further, on January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became applicable in the EU and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one EU Member State will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public. We have not previously secured authorization to conduct clinical studies in the EU pursuant to this new regulation and, accordingly, there is a risk that we may be delayed in commencing such studies.
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
•the FDA may disagree with inclusion of data obtained from certain regions outside the U.S. to support the NDA for potential reasons such as differences in clinical practice from U.S. standards;
Akebia Therapeutics, Inc. | Form 10-K | Page 72

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
If we experience further delays in obtaining approval of, or if we fail to obtain approval of vadadustat for some or all of the indications for which we have sought approval, the commercial prospects for vadadustat may be harmed and our ability to generate revenues will be materially impaired, which could have a material adverse effect on our business. For example, our resubmission to our NDA for vadadustat in September 2023 focused on the favorable balance between the benefits and risks of vadadustat for the treatment of anemia due to CKD in adult patients on dialysis.
Finally, our ability to develop and market new drug products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, on April 7, 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the U.S. Among other determinations, the district court held that plaintiffs were likely to prevail in their claim that FDA had acted arbitrarily and capriciously in approving mifepristone without sufficiently considering evidence bearing on whether the drug was safe to use under the conditions identified in its labeling. Further, the district court read the standing requirements governing litigation in federal court as permitting a plaintiff to bring a lawsuit against the FDA in connection with its decision to approve an NDA or establish requirements under a REMS based on a showing that the plaintiff or its members would be harmed to the extent that FDA’s drug approval decision effectively compelled the plaintiffs to provide care for patients suffering adverse events caused by a given drug.
On April 12, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to the Supreme Court. The Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The court declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the court did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. On September 8, 2023, the Justice Department and a manufacturer of mifepristone filed petitions for a writ of certiorari, requesting that the U.S. Supreme Court review the court’s decision. On December 13, 2023, the U.S. Supreme Court granted these petitions for writ of certiorari for the appeals court.
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
Marketing approvals may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements or commitments for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or registries or observational studies. For example, in connection with the FDA approvals of Auryxia, we initially committed to the FDA to conduct certain post-approval pediatric studies of Auryxia under the Pediatric Research Equity Act of 2003, or PREA. Under PREA, an NDA or supplement to an NDA for certain drug products must contain data to assess the safety and effectiveness of the drug product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric
Akebia Therapeutics, Inc. | Form 10-K | Page 73

trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. With regard to the Hyperphosphatemia Indication for Auryxia, we initially committed to completing the original post-approval pediatric study and submitting a final report to the FDA by December 31, 2019. However, we did not complete the study according to the original schedule and therefore did not submit the required final report by December 31, 2019. Consequently, we received a notification of noncompliance with PREA. We have since been released from the original post marketing requirement, or PMR, and a new PMR was issued that provided that the final report is due in April 2024. Therefore, this PMR trial is no longer considered delayed and is open and actively enrolling patients. In June 2023 we requested an extension of time for the submission of the final report and such request was denied by the FDA in August 2023. Therefore, the final report for this PMR trial is still due in April 2024, and we are unlikely to complete the trial by that time. With regard to our IDA Indication, we initially committed to completing the post-approval pediatric study and submitting a final report to the FDA by January 2023. We did not meet a milestone relating to this post-approval pediatric study of Auryxia in a timely manner and received a notification from the FDA. Subsequently, the FDA agreed to extend the pediatric clinical trial timelines for the IDA Indication. We subsequently communicated to the FDA that we would be delaying the start of the clinical trial in the IDA Indication while we work to produce smaller size tablets. In response, the FDA issued a partial clinical hold until we manufacture the smaller tablets and provide the FDA with relevant information regarding the smaller sized tablets for review. The FDA lifted the partial clinical hold in June 2022, however, we have not commenced start-up of this study pending resolution of the manufacturing of the smaller size tablets. If we are unable to complete these studies successfully by the applicable deadline, or have further delays in completing these studies, we will need to inform the FDA, have further discussions and, if the FDA finds that we failed to comply with pediatric study requirements, in violation of applicable law, it could institute enforcement proceedings to seize or enjoin the sale of Auryxia or seek civil penalties, which would have a material adverse impact on our ability to commercialize Auryxia and our ability to generate revenues from Auryxia.
In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Auryxia, vadadustat, if approved, and any other product for which we receive regulatory approval will be subject to extensive and ongoing regulatory requirements and guidance. These requirements and guidance include manufacturing processes and procedures (including record keeping), the implementation and operation of quality systems to control and assure the quality of the product, submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. If we, our contract manufacturing organizations, or CMOs, or other third parties we engage fail to adhere to such regulatory requirements and guidance, we could suffer significant consequences, including product seizures or recalls, loss of product approval, fines and sanctions, reputational damage, loss of customer confidence, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs, and our development or commercialization efforts may be materially harmed.
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
The FDA’s policies and those of other regulatory authorities may change, and additional government regulations may be enacted. We cannot predict the likelihood, nature or extent of government regulations that may arise from future legislation
Akebia Therapeutics, Inc. | Form 10-K | Page 74

or administrative action, either in the U.S. or in other jurisdictions. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would materially adversely affect our business.
Risks Related to Governmental Regulation and Compliance
We are subject to complex regulatory schemes that require significant resources to ensure compliance and our failure to comply with applicable laws could subject us to government scrutiny or enforcement, potentially resulting in costly investigations, fines, penalties or sanctions, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
In general, a variety of laws apply to us or may otherwise restrict our activities, including the following:
•laws and regulations governing the conduct of preclinical studies and clinical trials in the U.S. and other countries in which we are conducting such studies;
•anti-corruption and anti-bribery laws, including the FCPA, the UK Bribery Act and various other anti-corruption laws in countries outside of the U.S.;
•data privacy laws existing in the U.S., the EU, the UK and other countries in which we operate, including the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, state privacy and data protection laws, such as the California Consumer Privacy Act, or CCPA, as amended by the California Privacy Rights Act of 2020, or CPRA, as well as other state consumer protection laws, GDPR, any additional applicable EU member state, or EU Member State, data protection laws in force from time to time, the retained EU law version of the General Data Protection Regulation as saved into United Kingdom law by virtue of section 3 of the United Kingdom's European Union (Withdrawal) Act 2018, or the EU GDPR;
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
In addition, our relationships with healthcare providers, physicians and third party payors expose us to broadly applicable fraud and abuse laws that may constrain the business or financial arrangements and relationships through which we market, sell and distribute Auryxia and vadadustat, if approved, and any other products for which we may obtain marketing approval. As such, these arrangements are subject to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security, and other healthcare laws and regulations at federal, state and international levels. These restrictions include, but are not limited to, the following:
•the Food, Drug and Cosmetic Act of 1938, as amended, or FDCA, which among other things, strictly regulates drug product marketing and promotion and prohibits manufacturers from marketing such products for off-label use;
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
Akebia Therapeutics, Inc. | Form 10-K | Page 75

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
Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, such as the Pharmaceutical Research and Manufacturers of America Code on Interactions with Health Care Professionals, known as the PhRMA Code. Additionally, some state and local laws require the registration and specific training of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA.
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
Physicians are permitted to prescribe drug products for uses that differ from those approved by the FDA or other applicable regulatory agencies. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict manufacturer communications regarding unapproved uses of an approved drug. Companies are not permitted to promote drugs for unapproved uses or in a manner that is inconsistent with the FDA-approved labeling. There are also restrictions about making comparative or superiority claims based on safety or efficacy that are not supported by substantial evidence. Accordingly, we may not promote Auryxia in the U.S. for use in any indications other than the Hyperphosphatemia Indication and the IDA Indication, and all promotional claims must be consistent with the FDA-approved labeling for Auryxia.
Akebia Therapeutics, Inc. | Form 10-K | Page 76

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
Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act, or PIE Act, signed into law as part of the Consolidated Appropriations Act of 2023, or the Consolidated Appropriations Act, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We intend to engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. Although we believe we have put in place a robust compliance program and processes designed to ensure that all such activities are performed in a legal and compliant manner, such program and processes may not be sufficient to deter or detect all violations, and we will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.
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
The ability of the FDA and regulatory authorities outside the U.S. to review and approve new products can be affected by a variety of factors, including global health concerns, government budget and funding levels, staffing shortages, statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s or other regulatory authorities' ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result of certain of these factors. In addition, government funding of other government agencies that fund R&D activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may increase the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our, or our collaboration partners', regulatory submissions, which could have a material adverse effect on our business.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 77

Compliance with privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which took effect across all member states of the EEA, in May 2018. Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data when required, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, when required, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third party processors. The GDPR increases our obligations as a sponsor in clinical trials in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial patients and investigators. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of the total worldwide annual turnover of a group of companies from the preceding financial year or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU Member States may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data and permits EU Member States to adopt further penalties for violations that are not subject to the administrative fines outlined in the GDPR.
The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S. and, as a result, increases the scrutiny that we should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the U.S. There is ongoing uncertainty about the transfer mechanisms that companies rely upon to enable the legal transfer of personal data from the EU to other countries. For example, in July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. Although a new Data Privacy Framework has been adopted, as court decisions and regulatory guidance evolves, challenges remain with respect to GDPR compliance. Companies must continue to monitor the regulatory landscape and implement necessary changes, all of which may be costly and may put the company out of compliance while any changes are being implemented.
Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the UK and the EU have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK Data Protection Act and the GDPR, respectively. The UK and the U.S. have also agreed to a U.S.-UK “Data Bridge”, which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the UK to the U.S. In addition to the UK, Switzerland has approved an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the U.S.). Any changes or updates to these developments have the potential to impact our business.
Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The EU initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the EC adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already challenged or suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business internationally.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 78

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
Similar privacy and data security requirements are either in place or underway in the U.S. There are a broad variety of data protection laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns. The Federal Trade Commission, or the FTC, and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. For example, the FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the Federal Trade Commission Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.
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
In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2025 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states (including Vermont) are considering such legislation for 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
Legislative and regulatory healthcare reform may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain for any products that are approved in the U.S. or foreign jurisdictions.
In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of vadadustat, or any other product candidate, restrict or regulate post-approval activities and affect our ability to profitably sell Auryxia and vadadustat, if approved. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result
Akebia Therapeutics, Inc. | Form 10-K | Page 79

in more rigorous coverage criteria and additional downward pressure on the price that we receive for any FDA approved product, such as Auryxia or vadadustat, if approved, or any reimbursement that physicians receive for administering any approved product.
In the U.S. the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for Auryxia and any other approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.
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
Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.
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
The costs and prices of prescription pharmaceuticals have also been the subject of considerable discussion in the U.S. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
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
In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 80

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
As an oral drug, Auryxia is covered by Medicare under Part D. In January 2011, CMS implemented the ESRD PPS, a prospective payment system for dialysis treatment. Under the ESRD PPS, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home. The inclusion of oral medications without injectable or intravenous equivalents such as Auryxia in the bundled payment was initially delayed by CMS until January 1, 2014, and through several subsequent legislative actions has been delayed until January 1, 2025.
Absent further legislation or regulation on this matter, beginning in January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including Auryxia and all other phosphate lowering medications, will be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. ESRD facilities may nonetheless receive a TDAPA for new renal dialysis drugs and biological products that meet certain criteria for a period of two years. The TDAPA will provide separate payment based on the drug's ASP that will be in addition to the base rate in order to facilitate the adoption of innovative therapies. There can be no assurances that CMS will determine that Auryxia will qualify for TDAPA status or that CMS will not again delay the inclusion of these oral ESRD-related drugs in the bundled payment. Even if Auryxia is deemed eligible by CMS, revenue for sales of Auryxia could be significantly less in the TDAPA period than it would be if Auryxia is not bundled into the ESRD PPS. Moreover, in the post-TDAPA period, CMS currently expects to increase the single bundled payment base rate paid to the dialysis facility for each dialysis treatment to reflect that oral only phosphate lowering drugs will be reimbursed as part of the single bundled payment for Medicare patients. There can be no assurances that any increase in the single bundled payment base rate will be sufficient to adequately reimburse the dialysis facilities for Auryxia at a price that is profitable for us.
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
On June 6, 2023, Merck & Co. Inc., or Merck, filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, the Chamber, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.
Akebia Therapeutics, Inc. | Form 10-K | Page 81

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
It is likely that federal and state legislatures within the U.S. and foreign governments will continue to consider changes to existing healthcare legislation. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for Auryxia and any product candidates for which we receive marketing approval or additional pricing pressures. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:
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
In addition, in some countries, including EU Member States, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take a significant amount of time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced EU Member States, can further reduce prices, and in certain instances render commercialization in certain markets infeasible or disadvantageous from a financial perspective. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product and/or our product candidates to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third party payors or government authorities may lead to further pressure on the prices or reimbursement levels. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the commercial launch of our product and/or product candidates could be delayed, possibly for lengthy periods of time, we or our collaborators may not launch at all in a particular country, we may not be able to recoup our investment in one or more product candidates, and there could be a material adverse effect on our business.
Our reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental drug pricing programs are complex and may involve subjective decisions. Any failure to properly comply with those obligations could subject us to penalties and sanctions.
As a condition of reimbursement by various federal and state health insurance programs, we are required to calculate and report certain pricing information to federal and state agencies. The regulations governing the calculations, price reporting and payment obligations are complex and subject to interpretation by various government and regulatory agencies, as well as the courts. Reasonable assumptions have been made where there is lack of regulations or clear guidance and such assumptions involve subjective decisions and estimates. We are required to report any revisions to our calculation, price reporting and payment obligations previously reported or paid. Such revisions could affect our liability to federal and state payors and also adversely impact our reported financial results of operations in the period of such restatement. Further, a number of states have either implemented or are considering implementation of drug price transparency legislation that may prevent or limit our ability to take price increases at certain rates or frequencies. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers for the untimely, inaccurate, or incomplete reporting of drug pricing information or for otherwise failing to comply with drug price transparency
Akebia Therapeutics, Inc. | Form 10-K | Page 82

requirements. If we are found to have violated state law requirements, we may become subject to significant penalties or other enforcement mechanisms, which could have a material adverse effect on our business.
Uncertainty exists as new laws, regulations, judicial decisions, or new interpretations of existing laws, or regulations related to our calculations, price reporting or payments obligations increases the chances of a legal challenge, restatement or investigation. If we become subject to investigations, restatements, or other inquiries concerning our compliance with price reporting laws and regulations, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations. In addition, it is possible that future healthcare reform measures could be adopted, which could result in changes to how we calculate or report certain pricing information to federal and state agencies, or increased pressure on pricing and reimbursement of our products and thus have an adverse impact on our financial position or business operations.
Further, state Medicaid programs may be slow to invoice pharmaceutical companies for calculated rebates resulting in a lag between the time a sale is recorded and the time the rebate is paid. This results in us having to carry a liability on our consolidated balance sheets for the estimate of rebate claims expected for Medicaid patients. If actual claims are higher than current estimates, our financial position and results of operations could be adversely affected.
In addition to retroactive rebates and the potential for 340B Program refunds, if we are found to have knowingly submitted any false price information related to the Medicaid Drug Rebate Program to CMS, we may be liable for civil monetary penalties. Such failure could also be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under government programs, including Medicaid or Medicare Part B, for our covered outpatient drugs.
Additionally, if we overcharge the government in connection with the Federal Supply Schedule pricing program or Tricare Retail Pharmacy Program, whether due to a misstated Federal Ceiling Price or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the FDCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Our collaborators are also subject to similar requirements outside of the U.S. and thus the attendant risks and uncertainties. If our collaborators suffer material and adverse effects from such risks and uncertainties, our rights and benefits for our licensed products could be negatively impacted, which could have a material and adverse impact on our revenues.
With the passage of the CREATES Act, we are exposed to possible litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of their abbreviated new drug applications, or ANDAs, 505(b)(2) NDAs and biosimilar product applications.
In December 2019, former President Trump signed legislation intended to facilitate the development of generic and biosimilar products. The bill, previously known as the CREATES Act, authorizes sponsors of ANDAs, 505(b)(2) NDAs or biosimilar product applications to file lawsuits against companies holding NDAs or BLAs that decline to provide sufficient quantities of an approved reference drug or biological product on commercially reasonable, market-based terms. Drug or biological products on FDA’s drug shortage list are exempt from these new provisions unless the product has been on the list for more than six continuous months or the FDA determines that the supply of the product will help alleviate or prevent a shortage.
To bring an action under the statute, the developer of a product candidate that seeks to develop the product and seek approval under an ANDA, 505(b)(2) NDA, or biosimilar product application must take certain steps to request the reference product from the reference product manufacturer, which, in the case of products covered by a REMS with elements to assure safe use, include obtaining authorization from the FDA for the acquisition of the reference product. If the reference product manufacturer does not provide the reference product and the ANDA, 505(b)(2) NDA, or biosimilar product sponsor does bring an action for failure to provide a reference product, there are certain affirmative defenses available to the reference product manufacturer, which must be shown by a preponderance of evidence, including that the NDA or BLA holder sells the reference product through agents, distributors, or wholesalers and has placed no restrictions, explicit or implicit, on selling the reference product to ANDA, 505(b)(2) or biosimilar sponsors. If the sponsor prevails in litigation, it is entitled to a court order directing the reference product manufacturer to provide, without delay, sufficient quantities of the applicable product on commercially reasonable, market-based terms, plus reasonable attorney fees and costs.
Additionally, the new statutory provisions authorize a federal court to award the product developer an amount “sufficient to deter” the reference product manufacturer from refusing to provide sufficient product quantities on commercially reasonable, market-based terms, up to a certain maximum amount based on revenue earned while in noncompliance, if the court finds, by a preponderance of the evidence, that the reference product manufacturer did not have a legitimate business justification to delay providing the product or failed to comply with the court’s order. For the purposes of the statute, the
Akebia Therapeutics, Inc. | Form 10-K | Page 83

term “commercially reasonable, market-based terms” is defined as (1) the nondiscriminatory price at or below the most recent wholesale acquisition cost for the product, (2) a delivery schedule that meets the statutorily defined timetable, and (3) no additional conditions on the sale.
Although we intend to comply fully with the terms of these statutory provisions, we are still exposed to potential litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of ANDAs, 505(b)(2) NDA applications or biosimilar product applications. Such litigation would subject us to additional litigation costs, damages and reputational harm, which could lead to lower revenues. The CREATES Act may facilitate future competition with Auryxia and any of our product candidates, if approved, which could impact our ability to maximize product revenue.
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
We sublicensed the rights to commercialize Riona to JT and Torii in Japan. We also entered into a collaboration agreement with MTPC to develop and commercialize vadadustat in Japan and certain other Asian countries. In addition, we entered into the Vifor Agreement pursuant to which we granted CSL Vifor an exclusive license to sell vadadustat to the Supply Group in the U.S. We also granted to Averoa an exclusive license to develop and commercialize ferric citrate in the EEA, Turkey, Switzerland and the United Kingdom. Furthermore, in May 2023, we entered into a license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in patients with chronic kidney disease in the Medice Territory. We may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our and our partners' commercialization efforts with respect to Auryxia, Riona, Vafseo and our partners' development and, if approved, commercialization efforts with respect to vadadustat and any other product candidates. We may not be able to maintain our collaborations for development and commercialization. For example, on May 13, 2022, Otsuka Pharmaceutical Co. Ltd., or Otsuka, elected to terminate our collaboration agreements with them, and we subsequently negotiated a Termination and Settlement Agreement with Otsuka. This termination by Otsuka may have delayed the launch of vadadustat in Europe or other territories previously licensed to Otsuka or adversely affect how we are perceived in scientific and financial communities. For example, in August 2023, Medice informed us that their launch of Vafseo in certain countries in the Medice Territory was going to be later than previously anticipated due to the activities required to enable the launch. If we are unable to maintain our collaborations, we may not be able to capitalize on the market potential of our products or product candidates, and our business could be materially harmed.
In addition, our current and any future collaborations may not be successful due to a number of important factors, including the following:
•collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;
Akebia Therapeutics, Inc. | Form 10-K | Page 84

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
We may decide to enter into additional collaborations for the development and commercialization of Auryxia or our product candidates, including vadadustat, both within and outside of the U.S. For example, in May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in patients with chronic kidney disease in the Medice Territory. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, divert management’s attention, or disrupt our business.
We may not be successful in entering into additional collaborations as a result of many factors, including the following:
•competition in seeking appropriate collaborators;
•a reduced number of potential collaborators due to recent business combinations in the pharmaceutical industry;
•an inability to negotiate collaborations on acceptable terms, on a timely basis or at all;
•any international rules, regulations, guidance, laws, risks or uncertainties with respect to potential partners outside of the U.S.;
•a potential collaborator’s evaluation of Auryxia, vadadustat or any other product or product candidate may differ substantially from ours;
•a potential collaborator’s evaluation of our financial stability and resources;
•a potential collaborator’s resources and expertise; and
Akebia Therapeutics, Inc. | Form 10-K | Page 85

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
Pursuant to the Royalty Agreement with HCR, we sold to HCR our right to receive the Royalty Interest Payments payable to us under the MTPC Agreement, subject to the Annual Cap and the Aggregate Cap. After HCR receives Royalty Interest Payments equal to the Annual Cap in a given calendar year, we will receive 85% of the Royalty Interest Payments for the remainder of that year. After HCR receives Royalty Interest Payments equal to the Aggregate Cap, or we pay the Aggregate Cap to HCR (net of the Royalty Interest Payments already received by HCR), the Royalty Interest Payments will revert back to us, and HCR would have no further right to any Royalty Interest Payments. We received $44.8 million from HCR (net of certain transaction expenses) under the Royalty Agreement, and we were eligible to receive up to an additional $5.0 million in each year from 2021 through 2023 under the Royalty Agreement if specified sales milestones were achieved for vadadustat in the territory covered by the MTPC Agreement, subject to the satisfaction of certain customary conditions, and we did not achieve such milestones.
The royalty revenues under the MTPC Agreement may fluctuate considerably because they depend upon, among other things, the rate of growth of sales of vadadustat in the territory covered by the MTPC Agreement. Negative fluctuations in these royalty revenues could delay, diminish or eliminate our ability to receive 85% of the Royalty Interest Payments after the Annual Cap is achieved in a given calendar year, or our ability to receive 100% of the Royalty Interest Payments after the Aggregate Cap is achieved.
We rely upon third parties to conduct all aspects of our product manufacturing and commercial distribution, and in many instances only have a single supplier or distributor, and the loss of these manufacturers or distributors, their failure to supply us on a timely basis, or at all, or their failure to successfully carry out their contractual duties or comply with regulatory requirements, cGMP requirements or guidance could cause delays in or disruptions to our supply chain and substantially harm our business.
We do not have any manufacturing facilities and do not expect to independently manufacture any products or product candidates. We currently rely, and expect to continue to rely, on third party manufacturers to produce all of our commercial, clinical and preclinical supply. We also utilize third parties for the commercial distribution of Auryxia, including wholesale distributors and certain specialty pharmacy providers. Our reliance on third party manufacturers, who have control over the manufacturing process, increases the risk that we will not have or be able to maintain or distribute sufficient quantities of Auryxia and vadadustat or the ability to obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our and our partners' development or commercialization efforts.
We currently rely on a single source supplier for each of Auryxia drug substance and drug product and vadadustat drug substance and drug product, and alternate sources of supply may not be readily available. We have also engaged Cardinal Health, Inc. as the exclusive third-party logistics distribution agent for commercial sales of Auryxia. If any of the following occurs, we may not have sufficient quantities of Auryxia and/or vadadustat to support our clinical trials, development, commercialization, or obtaining and maintaining marketing approvals, which could materially and adversely impact our business and results of operations:
•we are unsuccessful in maintaining our current supply arrangements for commercial quantities of Auryxia and vadadustat;
•we are unsuccessful in validating new sites;
•our commercial supply arrangements for Auryxia or vadadustat are terminated;
Akebia Therapeutics, Inc. | Form 10-K | Page 86

•any of our third party manufacturers are unable to fulfill the terms of their agreements with us due to technical issues, natural disasters or other reasons, including with respect to quality and quantity, or are unable or unwilling to continue to manufacture on the manufacturing lines included in our regulatory filings;
•any of our third party manufacturers breach our supply agreements, do not comply with quality or regulatory requirements and guidance, including cGMP or are subject to regulatory review or ceases their operations for any reason; or
•any of our third party distributors fail to perform or encounter any damage or other disruption at their facilities.
If we, or any of our third party manufacturers or distributors cannot or do not perform as agreed or expected, or any of our customers were to experience further shutdowns, delays or other business disruptions, including as a result of catastrophic events, including pandemics, terrorist attacks, wars or other armed conflicts, geopolitical tensions or natural disasters, if they misappropriate our proprietary information, if they terminate their engagements with us, if we terminate our engagements with them, or if there is a significant disagreement, we may be forced to manufacture or distribute the materials ourselves, for which we currently do not have the capabilities or resources, or enter into agreements with other third party manufacturers or distributors, which we may not be able to do in a timely manner or on favorable or reasonable terms, if at all. If any of these events occur, especially with respect to one of our sole source suppliers, we may not have sufficient quantities of product for the commercialization of Auryxia and/or vadadustat, if approved, or may experience delays in the development of our products or product candidates, which could materially and adversely impact our business and results of operation. For example, one of our manufacturers has notified us that it will be discontinuing operations at one site at a future date and then we will only be able to manufacture at their other site. In some cases, there may be a limited number of qualified replacement manufacturers, or the technical skills or equipment required to manufacture a product or product candidate may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party, or a feasible alternative may not exist. These factors would increase our reliance on our current manufacturers or require us to obtain necessary regulatory approvals and licenses in order to have another third party manufacture Auryxia or vadadustat. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays and costs associated with the qualification of a new manufacturer and validation of manufacturing processes would negatively affect our ability to supply clinical trials, obtain and maintain marketing approval, or commercialize or satisfy patient demand for Auryxia and vadadustat, where approved, in a timely manner, within budget, or at all.
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
Moreover, issues that may arise in any scale-up and technology transfer and continued commercial scale manufacture of our products may lead to significant delays in our development, marketing approval and commercial timelines for new products or affect commercial supply of Auryxia and negatively impact our financial performance. For example, a production-related issue resulted in an interruption in the supply of Auryxia in the third and fourth quarters of 2016. This supply interruption negatively impacted our revenues in 2016. This supply interruption was resolved, and we have taken and continue to take actions designed to prevent future interruptions in the supply of Auryxia. However, we recently experienced issues in manufacturing Auryxia, and if we continue to experience manufacturing issues, or incur additional costs, or our actions to prevent future interruptions are not successful, we may experience additional supply issues. In addition, before we can manufacture product at a new site, we must validate the process at that site. If the process validation is unsuccessful, or takes longer than we anticipate, we may have to expend additional resources and could experience a supply interruption. Any future supply interruptions, whether quality or quantity based, for Auryxia or vadadustat, if and where approved, would negatively and materially impact our reputation and financial condition.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 87

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
If the FDA or other regulatory authorities do not approve the facilities being used to manufacture vadadustat, or if the EMA or other regulatory authorities withdraws any approval of the facilities being used to manufacture Auryxia and/or Vafseo, we may need to find alternative manufacturing facilities, which would significantly impact our ability to continue commercializing Auryxia or Vafseo in Japan, or to commercialize Vafseo in Europe and other countries, or to develop, obtain marketing approval for or market vadadustat or our other product candidates, if approved.
Moreover, our failure or the failure of our third party manufacturers or distributors to comply with applicable regulations or guidance, or our failure to oversee or facilitate such compliance, could result in sanctions being imposed on us or our third party manufacturers or distributors, including, where applicable, clinical holds, fines, injunctions, civil penalties, delays in, suspension of or withdrawal of approvals, license revocation, seizures or recalls of Auryxia or Vafseo in Japan, operating restrictions, receipt of a Form 483 or warning letter, or criminal prosecutions, any of which could significantly and adversely affect the supply of Auryxia or vadadustat. For example, we previously conducted three limited, voluntary recalls of Auryxia. These and any other recalls or any supply, quality or manufacturing issues in the future and any related write-downs of inventory or other consequences could result in significant negative consequences, including reputational harm, loss of customer confidence, and a negative impact on our financials, any of which could have a material adverse effect on our business and results of operations, and may impact our ability to supply Auryxia, Vafseo in Japan, Europe or other countries or vadadustat, if approved in other countries, for clinical and commercial use. Also, if our starting materials, drug substance or drug product are damaged or lost while in our or our third party manufacturers’ or distributors' control, it may adversely impact our ability to supply Auryxia or vadadustat, and we may incur significant financial harm.
In addition, Auryxia, Vafseo and vadadustat may compete with other products and product candidates for access to third party manufacturing facilities. A third party manufacturer or distributor may also encounter delays or operational issues brought on by sudden internal resource constraints, labor disputes, shifting priorities or shifting regulatory protocols. Certain of these third party manufacturing facilities may be contractually prohibited from manufacturing Auryxia, Vafseo or vadadustat due to exclusivity provisions in agreements with our competitors. Any of the foregoing could negatively impact our third party manufacturers' or distributors' ability to meet our demand, which could adversely impact our ability to supply Auryxia, Vafseo or vadadustat, and we may incur significant financial harm.
Our current and anticipated future dependence on third parties for the manufacture and distribution of Auryxia, Vafseo and vadadustat may adversely affect our and our partners' ability to commercialize Auryxia, Vafseo and vadadustat, where approved, on a timely and competitive basis and may reduce any future profit margins.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 88

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
We also rely upon third parties to store and distribute drug product for our clinical trials. For example, we use third parties to store product at various sites in the U.S. to distribute to our clinical trial sites. Any performance failure on the part of our storage or distributor partners could delay clinical development, marketing approval or commercialization, resulting in additional costs and depriving us of potential product revenue.
If the licensor of certain intellectual property relating to Auryxia terminates, modifies or threatens to terminate existing contracts or relationships with us, our business may be materially harmed.
We do not own all of the rights to our product, Auryxia. We have licensed and sublicensed certain rights, patent and otherwise, to Auryxia from a third party, Panion, who in turn licenses certain rights to Auryxia from one of the inventors of Auryxia. The license agreement with Panion, or the Panion License Agreement, requires us to meet development milestones and imposes development and commercialization due diligence requirements on us. In addition, under the Panion License Agreement, we must pay royalties based on a mid-single digit percentage of net sales of product resulting from the licensed technologies, including Auryxia, and pay the patent filing, prosecution and maintenance costs related to the license. If we do not meet our obligations in a timely manner, or if we otherwise breach the terms of the Panion License Agreement, Panion could terminate the agreement, and we would lose the rights to Auryxia. For example, following announcement of the Merger, Panion notified us in writing that Panion would terminate the Panion License Agreement on November 21, 2018 if we did not cure the breach alleged by Panion, specifically, that we failed to use commercially reasonable best efforts to commercialize Auryxia outside the U.S. We disagreed with Panion’s claims, and the parties entered discussions to resolve this dispute. On October 24, 2018, prior to the consummation of the Merger, we and Panion entered into a letter agreement, or the Panion Letter Agreement, pursuant to which Panion agreed to rescind any and all prior termination threats or notices relating to the Panion License Agreement and waived its rights to terminate the license agreement based on any breach by us of our obligation to use commercially reasonable efforts to commercialize Auryxia outside the U.S. until the parties executed an amendment to the Panion License Agreement in accordance with the terms of the Panion Letter Agreement, following consummation of the Merger. On April 17, 2019, we and Panion entered into an amendment and restatement of the Panion License Agreement, or the Panion Amended License Agreement, which reflects certain revisions consistent with the terms of the Panion Letter Agreement. See Note 10, Commitments and Contingencies, to our consolidated financial statements in Part II, Item 8. Financial Statements of this Form 10-K for additional information regarding the Panion Amended License Agreement. Even though we entered into the Panion Amended License Agreement, there are no assurances that Panion will not allege other breaches of the Panion Amended License Agreement or otherwise attempt to terminate the Panion Amended License Agreement in the future. In addition, if Panion breaches its agreement with the inventor from whom it licenses rights to Auryxia, Panion could lose its license, which could impair or delay our ability to develop and commercialize Auryxia.
Akebia Therapeutics, Inc. | Form 10-K | Page 89

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
Our commercial success will depend in part on our ability, and the ability of our licensors, to obtain and maintain patent protection on our drug product and technologies, and to successfully defend these patents against third party challenges. We seek to protect our proprietary products and technology by filing patent applications in the U.S. and certain foreign jurisdictions. The process for obtaining patent protection is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications in a cost effective or timely manner. In addition, we may fail to identify patentable subject matter early enough to obtain patent protection. Further, license agreements with third parties may not allow us to control the preparation, filing and prosecution of patent applications, or the maintenance or enforcement of patents. Such third parties may decide not to enforce such patents or enforce such patents without our involvement. Thus, these patent applications and patents may not, under these circumstances, be prosecuted or enforced in a manner consistent with the best interests of the company.
Our pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or potentially sell our product or in countries where others develop, manufacture and potentially sell products using our technologies. Moreover, our pending patent applications, if issued as patents, may not provide additional protection for our product.
The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in pharmaceutical and biotechnology patents has emerged to date. Changes in the patent laws or the interpretation of the patent laws in the U.S. and other jurisdictions may diminish the value of our patents or narrow the scope of our patent protection. Accordingly, the patents we own or license may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative drug products or technologies or design around our patented drug product and technologies which may have an adverse effect on our business. If our competitors prepare and file patent applications in the U.S. that claim technology also claimed by us, we may have to participate in interference or derivation proceedings in front of the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that any related patent may expire prior to, or remain in existence for only a short period following, commercialization, which may significantly diminish our ability to exclude others from commercializing products that are similar or identical to ours. The patents we own or license may be challenged or invalidated or may fail to provide us with any competitive advantage. Since we have licensed or sublicensed many patents from third parties, we may not be able to enforce such licensed patents against third party infringers without the cooperation of the patent owner and the licensor, which may not be forthcoming. In addition, we may not be successful or timely in obtaining any patents for which we submit applications.
Generally, the first to file a patent application is entitled to the patent if all other requirements of patentability are met. However, prior to March 16, 2013, in the U.S., the first to invent was entitled to the patent. Since publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, the laws enacted by the Leahy-Smith America Invents Act of 2011, which reformed certain patent laws in the U.S., introduce procedures that permit competitors to challenge our patents in the USPTO after grant, including inter partes review and post grant review. Similar laws exist outside of the U.S. The laws of the European Patent Convention, for example, provide for post-grant opposition procedures that permit competitors to challenge, or oppose, our European patents administratively at the European Patent Office, or EPO.
We may become involved in addressing patentability objections based on third party submission of references, or we may become involved in defending our patent rights in oppositions, derivation proceedings, reexamination, inter partes review, post grant review, interference proceedings or other patent office proceedings or litigation, in the U.S. or elsewhere, challenging our patent rights or the patent rights of others. An adverse result in any such proceeding or litigation could reduce
Akebia Therapeutics, Inc. | Form 10-K | Page 90

the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged on such a basis in the courts or patent offices in the U.S. and abroad. As a result of such challenges, we may lose exclusivity or freedom-to-operate or patent claims may be narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to prevent third parties from using or commercializing similar or identical products, or limit the duration of the patent protection for our products.
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
Filing, prosecuting and defending patents on our products and product candidates in all countries throughout the world would be prohibitively expensive. Consequently, the breadth of our intellectual property rights in some countries outside the U.S. may be less extensive than those in the U.S. In addition, the laws of some countries do not protect intellectual property rights to the same extent as laws in the U.S. As a result, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other countries. Competitors may use our technologies in countries where we have not obtained patent protection to develop their own products and, further, may infringe our patents in territories where we have patent protection, but where enforcement is not as strong as in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in certain countries. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property, particularly those relating to pharmaceutical and biotechnology products, which could make it difficult for us to stop the infringement of our patents or the marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in countries outside of the U.S. could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage for our products and product candidates from the intellectual property that we develop or license.
The intellectual property that we own or have licensed and related non-patent exclusivity relating to our current and future products is, and may be, limited, which could adversely affect our ability to compete in the market and adversely affect the value of Auryxia, vadadustat, if approved, or other future products.
The patent rights and related non-patent exclusivity that we own or have licensed relating to Auryxia, vadadustat, or other future products, are, or may be limited in ways that may affect our ability to exclude third parties from competing against us.
Akebia Therapeutics, Inc. | Form 10-K | Page 91

For example, a third party may design around our owned or licensed composition of matter patent claims or market a product for the methods of use not covered by our owned or licensed patents.
Obtaining proof of direct infringement by a competitor for a method of use patent requires us to demonstrate that the competitors make and market a product for the patented use(s). Alternatively, we can prove that our competitors induce or contribute to others in engaging in direct infringement. Proving that a competitor contributes to or induces infringement of a patented method by another has additional proof requirements. For example, proving inducement of infringement requires proof of intent by the competitor. If we are required to defend ourselves against claims or to protect our own proprietary rights against others, it could result in substantial costs to us and the distraction of our management. An adverse ruling in any litigation or administrative proceeding could prevent us or our partners from marketing and selling Auryxia, Vafseo or vadadustat, if approved, or other future products, increase the risk that a generic or other similar version of Auryxia, Vafseo or vadadustat, if approved, or other future products could enter the market to compete with Auryxia, Vafseo or vadadustat, if approved, or other future products, limit our or our partners' development and commercialization of Auryxia, Vafseo or vadadustat, if approved, or other future products, or otherwise harm our competitive position and result in additional significant costs.
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
In addition to patent rights in the U.S., we may seek non-patent exclusivity for vadadustat and other future products under other provisions of the FDCA such as new chemical entity, or NCE, exclusivity, or exclusivity for a new use or new formulation, but there is no guarantee that vadadustat or any other future products will receive such exclusivity. The FDCA provides a five-year period of non-patent exclusivity within the U.S. to the first sponsor to gain approval of an NDA for an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which consists of the molecule(s) or ion(s) responsible for the action of the drug substance (but not including those portions of the molecule that cause it to be a salt or ester or which are not bound to the molecule by covalent or similar bonds). During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the sponsor does not own or have a legal right of reference to all the data required for approval.
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
In addition to NCE, in the U.S., the FDA has the authority to grant additional regulatory exclusivity protection for approved drugs where the sponsor conducts specified testing in pediatric or adolescent populations. If granted, this pediatric exclusivity may provide an additional six months which are added to the term of any non-patent exclusivity that has been awarded as well as to the regulatory protection related to the term of a relevant patent, to the extent these protections have not already expired.
We cannot assure you that Auryxia, vadadustat, if approved, or any of our potential future products will obtain such pediatric exclusivity, NCE exclusivity or any other market exclusivity in the U.S., EU or any other territory, or that we will be the first to receive the respective regulatory approval for such drugs so as to be eligible for any non-patent exclusivity protection. We
Akebia Therapeutics, Inc. | Form 10-K | Page 92

also cannot assure you that Auryxia, vadadustat, if approved, or any of our potential future products will obtain patent term extension.
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
We previously received Paragraph IV certification notice letters regarding ANDAs submitted to the FDA requesting approval for generic versions of Auryxia tablets (210 mg ferric iron per tablet). We filed complaints for patent infringement relating to such ANDAs, and subsequently entered into settlement and license agreements with all such ANDA filers that allow such ANDA filers to market a generic version of Auryxia in the U.S. beginning on March 20, 2025. It is possible that we may receive Paragraph IV certification notice letters from additional ANDA filers and may not ultimately be successful in an ANDA litigation. Generic competition for Auryxia or any of our potential future products could have a material adverse effect on our sales, results of operations and financial condition.
Litigation and administrative proceedings, including third party claims of intellectual property infringement and opposition/invalidation proceedings against third party patents, may be costly and time consuming and may delay or harm our drug discovery, development and commercialization efforts.
We may be forced to initiate litigation to enforce our contractual and intellectual property rights, or we may be sued by third parties asserting claims based on contract, tort or intellectual property infringement. Competitors may infringe our patents or misappropriate our trade secrets or confidential information. We may not be able to prevent infringement of our patents or misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the U.S. In addition, third parties may have or may obtain patents in the future and claim that our products or other technologies infringe their patents. If we are required to defend against suits brought by third parties, or if we sue third parties to protect our rights, we may be required to pay substantial litigation costs, and our management’s attention may be diverted from operating our business. In addition, any legal action against our licensor, licensees or us that seeks damages or an injunction of commercial activities relating to Auryxia, vadadustat or any other product candidates or other technologies, including those that may be in-licensed or acquired, could subject us to monetary liability, a temporary or permanent injunction preventing the development, marketing and sale of such products or such technologies, and/or require our licensor, licensees or us to obtain a license to continue to develop, market or sell such products or other technologies. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. We cannot predict whether our licensor, licensees or we would prevail in any of these types of actions or that any required license would be made available on commercially acceptable terms, if at all.
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. However, there may be patents of third parties of which we are currently unaware with claims to compounds, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Also, because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. The pharmaceutical and biotechnology industries are characterized by extensive litigation over patent and other intellectual property rights. We have in the past and may in the future become a party to, or be threatened with, future adversarial litigation or other proceedings regarding intellectual property rights with respect to our product and product candidates. As the pharmaceutical and biotechnology industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others.
While our product candidates are in preclinical studies and clinical trials, we believe that the use of our product candidates in these preclinical studies and clinical trials in the U.S. falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e), which provides that it shall not be an act of infringement to make, use, offer to sell, or sell within the U.S. or import into the U.S. a patented invention solely for uses reasonably related to the development and submission of information to the FDA. There is an increased possibility of a patent infringement claim against us with respect to commercial products. Our portfolio includes one commercial product, Auryxia. We received the CRL from the FDA regarding our NDA for vadadustat in March 2022, and we resubmitted our NDA in September 2023. If in the future vadadustat is approved, vadadustat could be commercialized. We attempt to ensure that our products and product candidates and the methods we employ to
Akebia Therapeutics, Inc. | Form 10-K | Page 93

manufacture them, as well as the methods for their use which we intend to promote, do not infringe other parties’ patents and other proprietary rights. There can be no assurance they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.
FibroGen has filed patent applications in the U.S. and other countries directed to purportedly new methods of using previously known heterocyclic carboxamide compounds for purposes of treating or affecting specified conditions, and some of these applications have since issued as patents. In November 2023, we and our collaboration partner, MTPC, entered into a Settlement and Cross License Agreement, or the Settlement Agreement, with FibroGen and its collaboration partner, Astellas. The Settlement Agreement resolves all patent disputes between us, MTPC, FibroGen and Astellas in the EU, the contracting states to the European Patent Convention, the UK and Japan, or the Settlement Territory. We discuss the status of the opposition and proceedings against certain FibroGen patents in Part I, Item 3. Legal Proceedings of this Form 10-K. We may in the future initiate invalidity actions or other legal proceedings with respect to FibroGen patents outside of the Settlement Territory. If we are not successful in such proceedings, FibroGen could try to claim that our products infringe their patent rights.
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
We are currently involved in opposition proceedings in the European Patent Office and Indian Patent Office. These proceedings may be ongoing for a number of years and may involve substantial expense and diversion of employee resources from our business. In addition, we may become involved in additional opposition proceedings or other legal or administrative proceedings in the future. For more information, see the other risk factors under “Risks Related to our Intellectual Property”.
Akebia Therapeutics, Inc. | Form 10-K | Page 94

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
Recruiting and retaining qualified personnel is critical to our success. We are also highly dependent on our executives, certain members of our senior management and certain members of our commercial organization. The loss of the services of our executives, senior managers or other employees could impede the achievement of our research, development, regulatory and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Specifically, following receipt of the CRL, we implemented a reduction of our workforce in April and May 2022 by approximately 42% across all areas of our Company (47% inclusive of the closing of the majority of open positions), including several members of management. In November 2022, we also implemented a reduction of our workforce, by approximately 14% consisting of individuals within our commercial organization as a result of our decision to shift to a strategic account management focused model for our commercial efforts. In addition, uncertainty related to the outcome of regulatory decisions, could increase attrition. Losing members of management and other key personnel subjects us to a number of risks, including the failure to coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the retention of historical knowledge.
Furthermore, replacing executives, senior managers and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, obtain and/or maintain marketing approval of and commercialize Auryxia, vadadustat and other product candidates. Our future financial performance and our ability to develop, obtain and/or maintain marketing approval of and commercialize Auryxia and vadadustat and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to hire, train, integrate, and retain additional qualified personnel with sufficient experience. We may be unable to hire, train, retain or motivate these personnel on acceptable terms given the intense competition for our personnel from our competitors and other companies throughout our industry, particularly in our geographic region. Over the last several years, the challenges in recruiting and retaining employees across the pharmaceutical and biotechnology industries have increased substantially due to current industry job market dynamics.
In addition, we rely on contractors, consultants and advisors, including scientific and clinical advisors, to assist us in formulating and executing our R&D and commercialization strategy. Our contractors, consultants and advisors may become employed by companies other than ours and may have commitments with other entities that may limit their availability to us. If additional members of management or other personnel leave, or we are unable to continue to attract and retain high quality personnel, our ability to grow and pursue our business strategy will be limited.
Our cost savings plan and the associated workforce reductions implemented in April, May and November 2022 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
Following receipt of the CRL we implemented a reduction in workforce in April and May 2022 by approximately 42% across all areas of our Company, including several members of management. In November 2022, we also implemented a reduction of
Akebia Therapeutics, Inc. | Form 10-K | Page 95

our workforce, by approximately 14% consisting of individuals within our commercial organization as a result of our decision to shift to a strategic account management focused model for our commercial efforts. The reductions in workforce reflected our determination to refocus our strategic priorities around our commercial product, Auryxia, and our development portfolio, and were steps in a broader cost savings plan to significantly reduce our operating expense profile. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. We recorded a restructuring charge of approximately $0.2 million and $15.9 million in the years ended December 31, 2023 and 2022, respectively, primarily related to contractual termination benefits including severance, non-cash stock-based compensation expense, healthcare and related benefits. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future, including as a result of the FDA's decision related to our NDA resubmission for vadadustat. Furthermore, our cost savings plan may be disruptive to our operations, including our commercialization of Auryxia, which could affect our ability to generate product revenue. In addition, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully commercializing Auryxia and from successfully developing and commercializing our product candidates in the future, including vadadustat, if approved. If we are ultimately successful in obtaining approval of vadadustat in the U.S., we will need to hire additional employees to support the commercialization of vadadustat in the U.S., and if we are unsuccessful or delayed in doing so, the potential launch of vadadustat could be delayed.
We may encounter difficulties in managing our growth, including with respect to our employee base, and managing our partnerships and operations successfully.
In our day-to-day operations, we may encounter difficulties in managing the size of our operations as well as challenges associated with managing our business. We have strategic collaborations for the commercialization of Riona and the development and commercialization of vadadustat, which is now being or will be marketed under the trade name Vafseo by our collaboration partner, MTPC, in Japan and our collaboration partner, Medice, in the Medice Territory. Additionally, in the U.S., we have a strategic relationship with CSL Vifor related to the commercialization of vadadustat, if approved. As our operations continue, we expect that we will need to manage our current relationships and enter into new relationships with various strategic collaborators, consultants, vendors, suppliers and other third parties. These relationships are complex and create numerous risks as we deal with issues that arise.
For example, we supply or have agreed to supply, as applicable, Auryxia in Europe, Vafseo in Japan, Europe and other territories where it is approved, and vadadustat in the U.S., if approved, for commercial and clinical use to MTPC, Medice, Averoa and CSL Vifor, which will require us to successfully manage our limited financial and managerial resources. In addition, we may not be able to obtain the raw materials or product that we need, or the cost of the raw materials or product may be higher than expected. If we are unable to successfully manage our supply obligations, our ability to commercialize our products or supply such products to our partners could have a material adverse effect on our relationships with our partners and our results of operations.
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
We have identified a material weakness in our internal control over financial reporting as of December 31, 2023 relating to our accounting for inventory and inventory related transactions. If we are not able to remediate this material weakness, or
Akebia Therapeutics, Inc. | Form 10-K | Page 96

if we experience additional material weaknesses or other deficiencies in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results or prevent fraud, and we may conclude that our internal control over financial reporting is not effective, which may adversely affect our business.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to maintain or implement required new or improved controls, or difficulties encountered in implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any testing by our independent registered public accounting firm may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement.
We identified a material weakness in our internal control over financial reporting as of December 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, our management concluded that we did not design and maintain effective controls over the completeness and accuracy of accounting for inventory and inventory related transactions, including inventory reconciliations, calculation of overheads, presentation of inventory in our balance sheet between short-term and long-term and our liabilities related to the calculation of firm purchase commitments. For further discussion of the material weakness, see Part II, Item 9A, “Controls and Procedures.”
We have taken certain steps and plan to take additional steps to remediate this material weakness, including (i) implementing and documenting new processes and controls to help ensure the completeness and accuracy of our inventory reconciliations, (ii) engaging additional third party subject matter experts and accounting personnel with U.S. GAAP experience specific to inventory accounting, (iii) enhancing the accuracy of key reports used to calculate the firm purchase commitment and (iv) establishing effective monitoring and oversight controls to help to ensure the completeness and accuracy of inventory included in our financial statements and related disclosures. However, we cannot provide assurance that we will be able to correct this material weakness in a timely manner or that our remediation efforts will be adequate to allow us to conclude that our internal control over financial reporting will be effective in the future. Even if this material weakness is remediated in the future, we could identify additional material weaknesses or deficiencies in our internal control over financial reporting that could require correction or remediation. For example, we previously identified a material weakness in our internal control over financial reporting as of December 31, 2022 relating to our product return reserves that resulted in a revision of our financial statements for the years ended December 31, 2022, 2021 and 2020.
In addition, our conclusion that we have a material weakness could give rise to increased scrutiny, review, audit and investigation over our accounting controls and procedures, which could then lead to additional areas of deficiency or errors in our financial statements.
We will need to continue to dedicate internal resources, engage outside consultants and maintain a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to remediate the material weakness relating to our accounting for inventory and inventory related transactions described above and any future control deficiencies or material weaknesses, and improve control processes as appropriate, validate through testing that controls are functioning as documented and maintain a continuous reporting and improvement process for internal control over financial reporting. If we are not able to correct material weaknesses or deficiencies in internal controls in a timely manner or otherwise comply with the requirements of Section 404 in a timely manner, our ability to record, process, summarize and report financial information accurately and within applicable time periods may be adversely affected, and we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities as well as stockholder litigation which, even if resolved in our favor, would require additional financial and management resources and could adversely affect the market price of our common stock. Any failure to maintain or implement required effective internal control over financial reporting, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock and could also affect our ability to raise capital to fund future business initiatives.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 97

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
Companies and other entities and individuals have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access to systems and information. These threats can come from a variety of sources, ranging in sophistication from individual hackers to state-sponsored attacks. Attackers have used artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. Cyber threats may be broadly targeted, or they may be custom-crafted against our information systems or those of our vendors or third party service providers. A security breach, cyberattack or unauthorized access of our clinical data or other data could damage the integrity of our clinical trials, impact our regulatory filings, cause significant risk to our business, compromise our ability to protect our intellectual property, and subject us to regulatory actions, including under the GDPR and CCPA discussed elsewhere in these risk factors and the privacy or security rules under federal, state, or other local laws outside of the U.S. protecting confidential or personal information, that could be expensive to defend and could result in significant fines or other penalties. Cyberattacks can include malware, computer viruses, hacking, social engineering, zero day vulnerabilities or other unauthorized access or other significant compromise of our computer, communications and related systems. Although we take steps to manage and avoid these risks and to be prepared to respond to attacks, our preventive and any remedial actions may not be successful and no such measures can eliminate the possibility of the systems’ improper functioning or the improper access or disclosure of confidential or personally identifiable information such as in the event of cyberattacks. Security breaches, whether through physical or electronic break-ins, computer viruses, ransomware, impersonation of authorized users, attacks by hackers or other means, can create system disruptions or shutdowns or the unauthorized disclosure of confidential information.
Although we believe our collaborators, vendors and service providers, such as our CROs, take steps to manage and avoid information security risks and respond to attacks, we may be adversely affected by attacks against our collaborators, vendors or service providers, and we may not have adequate contractual remedies against such collaborators, vendors and service providers to remedy any harm to our business caused by such event. Additionally, outside parties may attempt to fraudulently induce employees, collaborators, or other contractors to disclose sensitive information or take other actions, including making fraudulent payments or downloading malware, by using “spoofing” and “phishing” emails or other types of attacks. Our employees may be targeted by such fraudulent activities. Outside parties may also subject us to distributed denial of services attacks or introduce viruses or other malware through “trojan horse” programs to our users’ computers in order to gain access to our systems and the data stored therein. Cyber-attacks have become more prevalent and much harder to detect and defend against. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and continuously become more sophisticated, including the use of artificial intelligence to generate sophisticated spoofed emails and deep fake voice and video, often are not recognized until launched against a target and may be difficult to detect for a long time, we may be unable to anticipate these techniques or to implement adequate preventive or detective measures, and we might not immediately detect such incidents and the damage caused by such incidents.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 98

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
We hold a marketing authorization for vadadustat from the MHRA and TGA, and we conducted our global clinical trials for vadadustat, and may in the future conduct additional trials, in countries where corruption is prevalent, and violations of any of these laws by our personnel or by any of our vendors or agents, such as our CROs or CMOs, could have a material adverse impact on our clinical trials and our business and could result in criminal or civil fines and sanctions. We are subject to complex laws that govern our international business practices. These laws include the FCPA, which prohibits U.S. companies and their intermediaries, such as CROs or CMOs, from making improper payments to foreign government officials for the purpose of obtaining or keeping business or obtaining any kind of advantage for the company. The FCPA also requires companies to keep accurate books and records and maintain adequate accounting controls. A number of past and recent FCPA investigations by the Department of Justice and the SEC have focused on the life sciences sector.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 99

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
Our financial statements include long-lived assets, including goodwill and an intangible asset as a result of the Merger. The intangible asset has become impaired and could become further impaired in the future under certain conditions. In addition, other long lived assets, including property and equipment, right-of-use assets or goodwill could become impaired in the future under certain conditions. Any potential future impairment of property and equipment, our right-of-use assets, goodwill or intangible asset may significantly impact our results of operations and financial condition.
As of December 31, 2023, we had approximately $95.1 million in the aggregate of goodwill and a definite lived intangible asset from the Merger, $3.6 million of property and equipment and $12.4 million right-of-use assets. In accordance with ASC 350, Goodwill and Other, we are required annually for goodwill, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill and intangible asset. In addition, under ASC 360, Property, Plant and Equipment, we are required to review our property and equipment and right-of-use assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events giving rise to impairment of long-lived assets are an inherent risk in the pharmaceutical industry and often cannot be predicted.
Conditions that could indicate impairment and necessitate such a review include, but are not limited to, Auryxia’s commercial performance, our inability to execute on our strategic initiatives, the deterioration of our market capitalization such that it is significantly below our net book value, a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action or assessment by a regulator. To the extent we conclude our long-lived assets have become impaired, we may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on our future operating results and financial position. The estimates, judgments and assumptions used in our impairment analyses, and the results of our analyses, are discussed in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Form 10-K. If these estimates, judgments and assumptions change in the future, including if the Auryxia asset group does not meet its current forecasted projections, additional impairment charges related to plant and equipment, right-of-use assets, goodwill or our intangible asset could be recorded in the future and additional corresponding adjustments may need to be made to the estimated useful life of the developed product rights for Auryxia, which could materially impact our financial position, certain of our material agreements, and our future operating results.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 100

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
As a public company, we operate in a demanding regulatory environment, and we have and will continue to incur significant legal, accounting, auditing and other expenses. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and certain corporate governance practices. In particular, our compliance with Section 404 of the Sarbanes-Oxley Act has required and will continue to require that we incur substantial accounting-related expenses and expend significant management efforts. Our testing, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner. If we are not able to comply with the requirements of the Sarbanes-Oxley Act, we could be subject to sanctions or investigations by the SEC, the Nasdaq Capital Market or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our securities. Furthermore, if we cannot provide reliable financial reports or prevent fraud, including as a result of remote working by our employees, our business and results of operations would likely be materially and adversely affected.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 101

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
Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. taxable income. As described above under “—Risks Related to our Financial Position, Need for Additional Capital and Growth Strategy,” we have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. taxable income necessary to utilize our NOLs.
Our Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our Charter provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL our Charter or our Bylaws, or (iv) any other action asserting a claim against us, our directors, officers or other employees that is governed by the internal affairs doctrine. Under our Charter, this exclusive forum provision will not apply to claims that are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any
Akebia Therapeutics, Inc. | Form 10-K | Page 102

interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Charter described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Charter inapplicable to, or unenforceable with respect to, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
We are currently subject to legal proceedings that could result in substantial costs and divert management's attention, and we could be subject to additional legal proceedings.
We are currently subject to legal proceedings, including those described in Part I, Item 3. Legal Proceedings in this Form 10-K, and additional claims may arise in the future. In addition, securities class action and derivative lawsuits and other legal proceedings are often brought against companies for any of the risks described in this Form 10-K following a decline in the market price of their securities. For example, we were party to a putative class action lawsuit in state court filed by purported Keryx stockholders challenging the disclosures made in connection with the Merger, including those that relate to vadadustat’s safety, approvability and commercial viability. Oral argument was held on October 7, 2022, and the Court dismissed the complaint without prejudice on October 17, 2022, giving plaintiffs thirty days to amend their complaint. On November 16, 2022, plaintiffs filed an amended consolidated complaint, asserting the same claims and seeking the same relief as the consolidated complaint. On January 18, 2023, defendants moved to dismiss the amended consolidated complaint in its entirety. Briefing on defendants’ motion to dismiss the amended consolidated complaint was completed on April 5, 2023 and oral argument was held on March 13, 2024. At the conclusion of the hearing, the Court granted our motion to dismiss. In connection with any litigation or other legal proceedings, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. Monetary damages or any other adverse judgment would have a material adverse effect on our business and financial position. In addition, if other resolution or actions taken as a result of legal proceedings were to restrain our ability to operate or market our products and services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We could also suffer an adverse impact on our reputation, negative publicity and a diversion of management’s attention and resources, which could have a material adverse effect on our business.
Risks Related to our Common Stock
Our stock price has been and may continue to be volatile, which could result in substantial losses for holders or future purchasers of our common stock and lawsuits against us and our officers and directors.
Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated biopharmaceutical companies specifically have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as rising inflation and increasing interest rates. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Stock Market has ranged from a low of $0.24 on October 24, 2022 to a high of $31.00 on June 20, 2014. The daily closing market price for our common stock varied between a high price of $1.84 on August 1, 2023 and a low price of $0.51 on April 5, 2023 in the twelve-month period ending on December 31, 2023. During that time, the price of our common stock ranged from an intra-day low of $0.49 per share to an intra-day high of $1.84 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, including, among others, developments related to and results of our research or clinical trials, developments related to our regulatory submissions and meetings with regulatory authorities, in particular as it relates to vadadustat, commercialization of Auryxia, vadadustat in Europe and, if and as approved in the U.S. and other foreign markets, and any other product candidates, announcements by us or our competitors of significant transactions or strategic collaborations, negative publicity around Auryxia or vadadustat, regulatory or legal developments in the U.S. and other countries, developments or disputes concerning our intellectual property, the recruitment or departure of key personnel including as a result of our reductions in workforce, actual or anticipated changes in estimates as to financial results, changes in the structure of healthcare payment systems, market conditions in the biopharmaceutical sector, potential delisting from The Nasdaq Stock Market and other factors beyond our control. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it.
In addition, companies that have experienced volatility in the market price of their stock have frequently been the subject of securities class action and shareholder derivative litigation. See Part I, Item 3. Legal Proceedings of this Form 10-K for information concerning securities class action initiated against Keryx and certain current and former directors and officers of ours and Keryx’s. In addition, we could be the target of other such litigation in the future. Class action and shareholder derivative lawsuits, whether successful or not, could result in substantial costs, damage or settlement awards and a diversion of our management’s resources and attention from running our business, which could materially harm our reputation, financial condition and results of operations.
Akebia Therapeutics, Inc. | Form 10-K | Page 103

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
As of December 31, 2023 and based on the amounts reported in the most recent filings made under Section 13(d) and 13(g) of the Exchange Act, Muneer A. Satter, or Satter, beneficially owned approximately 8.3% of our outstanding shares of common stock, the Vanguard Group, or Vanguard, beneficially owned approximately 4.0% of our outstanding shares of common stock, and CSL Vifor beneficially owned approximately 4% of our outstanding shares of common stock. By selling a large number of shares of common stock, Satter or Vanguard could cause the price of our common stock to decline. The shares beneficially owned by CSL Vifor have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder, but if they are registered in the future, those shares would become freely tradable and, if a large portion of such shares are sold, could cause the price of our common stock to decline.
In addition, we entered into a warrant agreement with Kreos Capital VII Aggregator SCSp, an affiliate of Kreos, or the Warrant Holder, pursuant to which (i) we issued a warrant to the Warrant Holder to purchase 3,076,923 shares of our common stock, at an exercise price per share of $1.30 (subject to standard adjustments for stock splits, stock dividends, rights offerings and pro rata distributions), or the Exercise Price, and (ii) if we drawdown the Tranche C Loan, at that time we will issue a warrant to the Warrant Holder to purchase 1,153,846 shares of our common stock, at an exercise price per share equal to the Exercise Price. Each warrant is exercisable for eight years from date of issuance. If any or all of the warrants are exercised, our stockholders could realize dilution, and the value of their shares could decrease.
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
Sales of substantial amounts of shares of our common stock or other securities by our employees or our other stockholders or by us under any shelf registration statement, pursuant to at-the-market offerings or otherwise, could dilute our stockholders, lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.
Our executive officers, directors and principal stockholders maintain the ability to significantly influence all matters submitted to stockholders for approval.
As of December 31, 2023, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 104

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
We have never declared or paid cash dividends on our capital stock and we currently intend to retain all of our future earnings, if any, to finance the development and growth of our business. Any payment of cash dividends in the future would be at the discretion of our Board of Directors and would depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Board of Directors deems relevant. In addition, the terms of the BlackRock Credit Agreement preclude us from paying cash dividends without prior written consent of the lender and future debt agreements may preclude us from paying cash dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We have certain processes for assessing, identifying, and managing material risks from cybersecurity threats, which are integrated into our enterprise risk management processes. Specifically, we have processes for:
•Identifying and Managing Cybersecurity Risks — We have implemented a cross-functional approach to assessing, identifying and managing material cybersecurity threats and incidents. We periodically review, assess, update and test our policies, standards, processes and practices in a manner intended to address cybersecurity threats and events. The results of such reviews, assessments and tests are evaluated by management and reported to our Audit Committee of the Board of Directors, or the Audit Committee, and our Board of Directors.
•Technical Safeguards — We have integrated cybersecurity into our overall information technology operations and designed our processes and systems to help protect our information assets and operations from internal and external cyber threats, protect employee and patient information from unauthorized access or attack as well as secure our networks and systems.
•Incident Response and Recovery Planning — To better facilitate our cybersecurity program, our cybersecurity team works collaboratively across our Company to implement programs designed to protect our information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents. We conduct regular tabletop exercises, including incident simulations to test these plans and ensure personnel are familiar with their roles and responsibilities in a response scenario.
Akebia Therapeutics, Inc. | Form 10-K | Page 105

•Third-Party Risk Management — We maintain a risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties and the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems.
•Education and Awareness — We provide training regarding cybersecurity threats as a means to equip our employees and consultants with tools to make employees and consultants aware of and to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.
We adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by our assessments, audits and reviews. Such processes include (i) procedural and technical safeguards, (ii) response plans, (iii) annual tests on our systems, (iv) incident simulations and (v) routine review of our cybersecurity policies and procedures to identify risks and improve our practices. We engage certain external cybersecurity firms to enhance our cybersecurity oversight. We include confidentiality provisions in all contracts with third-party service providers, and data protection provisions in certain contracts with third-party service providers where applicable, to help protect us and our employees and patients from any related vulnerabilities.
Governance
Our Board of Directors is responsible for exercising oversight of management’s identification and management of, and planning for, risks from cybersecurity threats. While the full Board of Directors has overall responsibility for risk oversight, the Board of Directors has delegated oversight responsibility related to risks from cybersecurity threats to the Audit Committee. The Audit Committee reports to the Board of Directors at least annually, and notifies the Board of Directors as necessary regarding significant new cybersecurity threats or incidents. The Audit Committee of our Board of Directors meets annually to discuss our approach to overseeing cybersecurity threats with management, including with members of our internal cybersecurity team.
We use an internal management committee to run our information and technology team and our information and technology team includes our cybersecurity team lead who has served in various roles in information technology and information security for over 25 years, including at other public companies. Through ongoing communications with this management committee, senior management is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real-time and reports such threats and incidents to the Audit Committee, when appropriate. Management updates the Audit Committee quarterly with an overview of our cybersecurity threat risk management and strategy processes. Members of the Audit Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related topics and discuss any updates to our cybersecurity risk management and strategy programs. The Audit Committee is notified between such updates regarding significant new cybersecurity threats or incidents that meet pre-established reporting thresholds and any ongoing updates regarding any risk, as needed.
We have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations or financial condition. However, as discussed under “Risk Factor — Risks Related to our Business and Managing Growth” in Part I, Item 1A of this Form 10-K, cybersecurity threats could pose multiple risks to us. As cybersecurity threats become more frequent, sophisticated, and coordinated, it is reasonably likely that we will be required to expend greater resources to continue to modify and enhance our protective measures.
Item 2. Properties
We currently lease approximately 65,167 square feet of office, storage and laboratory space in Cambridge, Massachusetts, which is our corporate headquarters. Excluding renewal options, the lease for our Cambridge, Massachusetts office and storage space expires on September 11, 2026 and the lease for our laboratory space expires on January 31, 2025. In the third quarter of 2022, as a result of the reductions in our workforce and our transition to primarily hybrid and remote work schedules, we ceased using two-thirds of the office space, and began to market up to 59,216 square feet of furnished office space for sublease. We believe our existing facilities are adequate to meet our operational needs.
Item 3. Legal Proceedings
Opposition Proceedings Against Akebia
In September 2018, Dr. Reddy’s Laboratories Limited filed an opposition to our issued Indian Patent No. 287720 in the Indian Patent Office.
Akebia Therapeutics, Inc. | Form 10-K | Page 106

On July 26, 2022, Sandoz AG filed an opposition against our issued European Patent No. 3277270 in the European Patent Office, or the EPO. During an oral proceeding held on February 6, 2024, the EPO's Opposition Division rejected the opposition and upheld the patent as granted.
Settled Opposition Proceedings Against Akebia
On February 13, 2023, FibroGen, Inc., or FibroGen, filed an opposition against our issued European Patent No. 3357911, or the ’911 EP Patent, in the EPO. On November 21, 2023, we and our collaboration partner in Japan, Mitsubishi Tanabe Pharma Corporation, or MTPC, entered into a Settlement and Cross License Agreement, or the Settlement Agreement, with FibroGen and its collaboration partner in Europe and Japan, Astellas Pharma Inc., or Astellas. This Settlement Agreement resolves all patent disputes between Akebia, MTPC, FibroGen and Astellas in the EU, the contracting states to the European Patent Convention, the UK, and Japan with no cash payment. On November 22, 2023, FibroGen withdrew the opposition against the ’911 EP Patent pursuant to the terms of the Settlement Agreement.
Settled Proceedings Filed by Akebia Against FibroGen
Europe
We filed an opposition in the EPO against FibroGen’s European Patent No. 1463823, or the ’823 EP Patent on December 5, 2013, and an oral proceeding took place March 8 and 9, 2016. Following the oral proceeding, the Opposition Division of EPO ruled that the patent as granted did not meet the requirements for patentability under the European Patent Convention and, therefore, revoked the patent in its entirety. FibroGen appealed that decision. On February 27, 2023, FibroGen withdrew its appeal, and the patent remains revoked.
On April 3, 2019, we filed oppositions to FibroGen’s European Patent Nos. 2289531, or the ’531 EP Patent, and 2298301, or the ’301 EP Patent in the EPO, respectively, requesting the patents be revoked in their entirety. Oral proceedings for oppositions to the two patents were held on September 7, 8 and 10, 2021. Following oral proceedings, the Opposition Division of the EPO maintained certain claims in amended form in the two patents. On January 26, 2022, we filed notice to appeal the Opposition Division’s decision for ’531 EP Patent. On July 8, 2022, FibroGen filed notice to appeal the Opposition Division’s decision for the ’301 EP Patent, which it withdrew on August 17, 2022. On November 21, 2023, we withdrew our appeal to the Opposition Division’s decision for ’531 EP Patent pursuant to the terms of the Settlement Agreement.
Japan
In 2018, we and MTPC jointly filed a Request for Trial before the Japan Patent Office, or JPO to challenge the validity of certain of FibroGen’s HIF-related patents in Japan: JP4845728, JP5474872 and JP5474741. On September 26, 2019, the JPO conducted an invalidation trial for JP5474872 and JP4845728. On November 11, 2019, the JPO conducted an invalidation trial for JP5474741. On April 1, 2022, the JPO issued a final decision for JP4845728, which invalidated all claims except claims directed to the medical use to treat anemia that does not respond to erythropoiesis. On May 18, 2022, the JPO issued a final decision for JP5474741 and JP5474872, which maintained the claims in amended form. In May 2022, MTPC filed revocation lawsuits for the three patents in the Intellectual Property High Court requesting cancellation of the JPO’s decisions. In July 2022, we filed a revocation lawsuit for JP4845728 in the Intellectual Property High Court requesting cancellation of the JPO’s decision. In August 2022, we filed revocation lawsuits for JP5474741 and JP5474872 in the Intellectual Property High Court requesting cancellation of the JPO’s decisions. In September 2022, FibroGen filed a revocation lawsuit for JP4845728 in the Intellectual Property High Court requesting cancellation of the JPO’s decision on the claims that were invalidated. In November 2023, Akebia, MTPC, and FibroGen filed with the Japan Intellectual High Court written consent to withdraw the revocation lawsuits related to JP4845728, JP5474872 and JP5474741 pursuant to the terms of the Settlement Agreement.
United Kingdom
On December 13, 2018, we filed Particulars of Claim in the Patents Court of the United Kingdom to challenge the validity of FibroGen’s six HIF-related patents in the UK: the ’823 EP Patent (UK), European Patent (UK) No. 1633333, or the ’333 EP Patent (UK), European Patent (UK) No. 2322153, or the ’153 EP Patent (UK), European Patent (UK) No. 2322155, or the ’155 EP Patent (UK), European Patent (UK) No. 2,289,531, or the ’531 EP Patent (UK), and European Patent (UK) No. 2,298,301, or the ’301 EP Patent (UK). In May 2019, Astellas, the exclusive licensee of FibroGen’s HIF-related patents, sued Akebia for patent infringement in the Patents Court of the UK. In September 2019, we filed an Amended Particulars of Claim to include FibroGen’s European Patent No. 1487472, or the ’472 EP Patent (UK). On February 28, 2020, the parties agreed to dismiss the ’472 EP Patent (UK) from the trial.
A trial was conducted in March 2020. On April 20, 2020, the Patents Court of the UK issued a judgment in favor of Akebia, which invalidated all the claims at issue in each of the ’823 EP Patent (UK), the ’333 EP Patent (UK), the ’153 EP Patent (UK), the ’155 EP Patent (UK) and the ’301 EP Patent (UK). The ’531 EP Patent (UK) was amended to a single claim to recite one specific compound; this claim was held to be valid but not infringed by vadadustat. On June 11, 2020, FibroGen and Astellas appealed the Patents Court’s judgment on the invalidity of the ’823 EP Patent (UK), the ’301 EP Patent (UK), the ’333 EP
Akebia Therapeutics, Inc. | Form 10-K | Page 107

Patent (UK), the ’153 EP Patent (UK), and the ’155 EP Patent (UK) in the Court of Appeal (Civil Division). On June 8, 2021 - June 10, 2021, the United Kingdom Court of Appeal held a three-day hearing for the appeal. On August 24, 2021, the Court of Appeal issued a judgment, which reversed the Patents Court’s judgment on the invalidity of the ’823 EP Patent (UK) and maintained certain claims of the ’823 EP Patent (UK) and the ’301 EP Patent (UK) in amended form, and which affirmed the Patents Court’s judgment on the invalidity of the ’333 EP Patent (UK), the ’155 EP Patent (UK), and the ’153 EP Patent (UK). Akebia sought permission to appeal to the UK Supreme Court, which was granted on October 3, 2022. On November 28, 2023, we filed an application for withdrawal of the Appeal at the UK Supreme Court pursuant to the terms of the Settlement Agreement. On December 15, 2023, the UK Supreme Court ordered that the Appeal be withdrawn.
Legal Proceedings Relating to Auryxia
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
On September 13, 2021, the parties in the Loper Action and Panicho Action entered into a joint stipulation and proposed order, which provided for the consolidation of the two actions under the caption In re Akebia Therapeutics, Inc. Securities Litigation, or the Consolidated State Action. On October 27, 2021, plaintiffs filed a consolidated complaint in the Consolidated State Action. On January 10, 2022, defendants moved to dismiss the consolidated complaint in its entirety. Briefing on defendants’ motion to dismiss was completed on April 22, 2022. Oral argument was held on October 7, 2022, and the Court dismissed the complaint without prejudice on October 17, 2022, giving plaintiffs thirty days to amend their complaint. On November 16, 2022, plaintiffs filed an amended consolidated complaint, asserting the same claims and seeking the same relief as the consolidated complaint. On January 18, 2023, defendants moved to dismiss the amended consolidated complaint in its entirety, and the plaintiffs filed their opposition on March 6, 2023. Briefing on defendants’ motion to dismiss the amended consolidated complaint was completed on April 5, 2023. Oral argument was held on March 13, 2024. At the conclusion of the hearing, the Court granted our motion to dismiss.
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
Settled ANDA Litigation
In February 2023, we received a Paragraph IV certification notice letter regarding an Abbreviated New Drug Application, or ANDA, submitted to the U.S. Food and Drug Administration, or FDA, by Zydus Worldwide DMCC requesting approval for a generic version of Auryxia tablets (210 mg ferric iron per tablet). On March 24, 2023, we and Panion & BF Biotech, Inc., or Panion, filed a complaint for patent infringement against Zydus Worldwide DMCC, Zydus Pharmaceuticals (USA) Inc., and Zydus Lifesciences Limited, or collectively Zydus, in the United States District Court for the District of Delaware arising from
Akebia Therapeutics, Inc. | Form 10-K | Page 108

Zydus’ ANDA filing with the FDA. On May 30, 2023, we and Panion entered into a settlement and license agreement with Zydus, which resolved the patent litigation brought by we and Panion. Such settlement and license agreement, consistent with our prior ANDA settlements, granted Zydus a license to market a generic version of Auryxia in the U.S. beginning on March 20, 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature. Additionally, in accordance with the settlement and license agreement, the parties terminated all ongoing litigation among us, Panion and Zydus regarding Auryxia patents pending in the Delaware District Court. The settlement and license agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice. On June 5, 2023, the Delaware District Court entered a stipulation and order of dismissal filed by the parties to terminate the action against Zydus.
Item 4. Mine Safety Disclosures
Not applicable.
Akebia Therapeutics, Inc. | Form 10-K | Page 109

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on The Nasdaq Capital Market under the symbol “AKBA”.
Holders
At March 12, 2024, there were approximately 30 holders of record of our common stock. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include shares held in street name by brokers or other nominees, and shares held by persons, partnerships, associations, corporations or other entities whose shares are held by depository trust companies.
Dividends
We have never declared or paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. In addition, the terms of our BlackRock Credit Agreement preclude us from paying cash dividends without prior written consent and future debt agreements may preclude us from paying cash dividends.
Issuer Purchases of Equity Securities
None.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Comparative Stock Performance Graph
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide a stock performance graph.
Securities Authorized for Issuance under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Form 10-K.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K, or Form 10-K, including this management's discussion and analysis of financial condition and results of operations, contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those described in or implied in these forward-looking statements as a result of various factors, including those factors set forth in the “Risk Factors” section included in Part I, Item 1A of this Form 10-K. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. For purposes of this section, all references to “we,” “us,” “our,” “Akebia,” or the “Company” refer to Akebia Therapeutics, Inc. and its consolidated subsidiaries.
The following discussion and analysis should also be read in conjunction with the accompanying audited consolidated financial statements and related notes included in Part II, Item 8 of this Form 10-K. This section discusses 2023 and 2022 financial condition, and results of operations and year-to-year comparisons between 2023 and 2022. For discussion of 2022 items and year-over-year comparisons between 2022 and 2021 that are not included in this 2023 Form 10-K, refer to “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” found in our Form 10-K/A for the year ended December 31, 2022, that was filed with the Securities and Exchange Commission on August 28, 2023.
Business Overview
We are a fully integrated commercial-stage biopharmaceutical company committed to addressing patients’ unmet needs. We have built a business focused on developing and commercializing innovative therapeutics that we believe serves as a foundation for future growth. Our purpose is to better the life of each person impacted by kidney disease, and we have established ourselves as a leader in the kidney community. We believe our demonstrated ability to deliver value broadly to the kidney community has enabled us to build a sustainable company. Upon this solid foundation and our continued
Akebia Therapeutics, Inc. | Form 10-K | Page 110

commitment to patients, we believe focusing on all patients who can realize a meaningful benefit from our medicines, will result in delivering value for our shareholders.
Our current portfolio includes:
•Auryxia® (ferric citrate) is an an orally administered medicine approved and marketed in the United States, or U.S., for two indications: (1) the control of serum phosphorus levels in adult patients with dialysis dependent chronic kidney disease, or DD-CKD, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with non-dialysis-dependent chronic kidney disease, or NDD-CKD. Today, we market Auryxia in the U.S. with our well-established, nephrology-focused commercial organization. Our Japanese sublicensee, Japan Tobacco, Inc., and its subsidiary, Torii Pharmaceutical Co., Ltd., collectively, JT and Torii, commercialize ferric citrate hydrate as Riona in Japan. Averoa SAS, or Averoa, has an exclusive license to develop and commercialize ferric citrate in the European Economic Area, or EEA, Turkey, Switzerland and the United Kingdom, or UK. We expect Averoa will apply for marketing authorization for ferric citrate in Europe.

•Vafseo™ (vadadustat) is an oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor, approved in 36 countries as a treatment for anemia due to CKD. In the European Union, or EU, the UK, Switzerland and Australia, vadadustat is approved under the trade name Vafseo for the treatment of symptomatic anemia associated with chronic kidney disease, or CKD, in adults on chronic maintenance dialysis. In May 2023, we entered into a License Agreement with MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in patients with CKD in the EEA, the UK, Switzerland and Australia, or the Medice Territory. In Japan, vadadustat is approved as a treatment for anemia due to CKD in both dialysis dependent and non-dialysis dependent patients under the trade name Vafseo, and is marketed and sold by our collaborator Mitsubishi Tanabe Pharma Corporation, or MTPC. In Taiwan, vadadustat is approved for the treatment of symptomatic anemia due to CKD in adult patients on chronic maintenance dialysis and in Korea as an anemia treatment for patients with CKD on hemodialysis. MTPC plans to commercialize vadadustat in Taiwan. We continue to pursue approval for vadadustat in the U.S., and in September 2023, we completed our resubmission to our New Drug Application, or NDA, for the treatment of anemia due to CKD for dialysis dependent patients to the U.S. Food and Drug Administration, or FDA. In October 2023, the FDA acknowledged that the resubmission was complete, classified it as a Class 2 response and set a user fee goal date, or PDUFA Date, of March 27, 2024. Beyond seeking U.S. approval, we have several lifecycle management and indication expansion opportunities currently under evaluation for vadadustat, including the potential for alternative dosing and label expansion for treatment of adult patients not on dialysis.
•Our HIF-based pipeline assets are molecules being evaluated to target areas of unmet needs in acute care settings. The discovery of hypoxia-inducible factor, or HIF, laid the foundation to explore the central role of oxygen sensing in many diseases. As we have seen through the development of vadadustat as a treatment for anemia due to CKD, when stabilized, HIF triggers wide-ranging adaptive, protective responses during hypoxic or ischemic conditions. We have selected two additional HIF molecules for preclinical development: AKB-9090, for use in an acute care setting, potentially for acute kidney disease, or AKI, or acute respiratory distress syndrome, or ARDS, and AKB-10108 for retinopathy of prematurity, or ROP, in neonates.
We continue to explore additional commercial and development opportunities to expand our pipeline and portfolio of novel therapeutics through both internal research and external innovation to leverage our fully integrated team.
Factors Affecting Our Performance and Results of Operation
Financial Highlights
Net product revenue in 2023 decreased by approximately 4% to $170.3 million from $176.9 million in 2022, primarily due to a decrease in Auryxia product volume partially offset by increases in pricing, improved payor mix and execution of our contracting strategy with third-party payors.
We have incurred net losses in each year since inception. Our net losses were $51.9 million and $94.2 million for the years ended December 31, 2023 and 2022, respectively. Substantially all of our net losses resulted from costs incurred in connection with the continued commercialization of Auryxia and development efforts relating to vadadustat, including conducting clinical trials of, and seeking regulatory approval for, vadadustat, providing general and administrative support for these operations and protecting our intellectual property.
Financial Components
Product Revenue
We generate product revenue from commercial sales of Auryxia to a limited number of wholesale distributors as well as certain specialty pharmacy providers. Our net product revenue includes many variables, including judgments and estimates of discounts, rebates and product returns, which can fluctuate from quarter-to-quarter and year-over-year. We evaluate, at least
Akebia Therapeutics, Inc. | Form 10-K | Page 111

annually and more frequently, if needed, the price of Auryxia, which will lose exclusivity, or LoE, in March 2025. We expect our product revenue to continue to be generated primarily from our commercial sales of Auryxia.
Due to the buying patterns of our customers we tend to have seasonality from quarter to quarter. In general, our first quarter usually has lower revenues than the preceding fourth quarter, the second and third quarters have higher revenues than the first quarter, and the fourth quarter revenues are the highest in the year. While seasonality may affect quarterly comparisons within a fiscal year, it generally is not material to our annual consolidated results. However, we expect Auryxia to be included in the ESRD bundle starting in January 2025, which coupled with Auryxia's LoE in March 2025 may impact the buying patterns of our existing customers during 2024, and therefore their buying pattern in 2024 may be different than their historical practices.
We believe the Centers for Medicare & Medicaid Services', or CMS, decision to include phosphate binders in the dialysis bundle could potentially lead to higher sales of Auryxia after the LoE date than in other LoE scenarios, and plan to work with payors and providers to seek to continue the use of Auryxia beyond LoE.
License, Collaboration and Other Revenue
License, collaboration and other revenue includes revenue earned under collaboration agreements, license fees, royalty payments and revenue from product we supply under our license and supply agreements with our collaboration partners.
We expect to continue to generate revenue from our collaboration and, if applicable, supply agreements with Medice, MTPC, JT and Torii and any other collaborations into which we have entered or may enter, including our collaboration with Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor, if vadadustat is approved in the U.S.
In 2022, we recorded a nonrefundable, non-creditable termination fee pursuant to the terms of the Termination and Settlement Agreement, or Termination Agreement, with Otsuka Pharmaceutical Co. Ltd, or Otsuka. Furthermore, in 2023 we recorded a payment received from Otsuka, in connection with the Packaging Validation Transfer Agreement, to license, collaboration and other revenue. Also in 2022, we recorded revenue from cost sharing agreements under which we were reimbursed by our collaboration partner for expenses incurred by us for research and development, or R&D, activities and, may in the future generate revenue from potential co-promotion activities, under our collaboration agreements. We do not expect to recognize any future revenue under any of our collaboration agreements with Otsuka, which were terminated on June 30, 2022.
Cost of Goods Sold
Cost of goods sold, or COGS, - Cost of product and other revenue - COGS - Cost of product and other revenue includes costs closely correlated or directly related to the costs to manufacture commercial drug substance and drug product for Auryxia, including at our contract manufacturing organizations, or CMOs, as well as indirect costs. Direct and indirect costs include fees for packaging, shipping, insurance and quality assurance, idle capacity charges, changes in reserves for excess inventory, write-offs for inventory that fails to meet specifications or is otherwise no longer suitable for commercial sale, including scrap, changes in our firm purchase commitment liability and royalties due to the licensor of Auryxia related to U.S. and Japan product sales recognized during the period.
COGS also includes costs to manufacture drug product provided to MTPC and Medice for commercial sale of Vafseo in Japan and the Medice Territory, respectively, as well as personnel-related costs, including salaries and bonuses, employee benefits and stock-based compensation attributable to employees in particular functions and associated directly with the manufacturing of our commercial products.
Cost of product and other revenue for a newly launched product does not include the full cost of manufacturing until the initial pre-launch inventory is depleted and additional inventory is manufactured and sold. Unless and until we receive regulatory approval for vadadustat, in the U.S. we record costs incurred to manufacture the U.S. pre-launch inventory, such as raw materials, drug substance and drug product conversion costs as R&D, expense. Likewise, the cost of product and other does not include the full cost of manufacturing until the initial pre-launch inventory, for the supply of vadadustat product to Medice which was previously expensed as R&D is depleted.
Cost of goods sold - Amortization of intangible asset - In addition, COGS includes the amortization of development product rights for Auryxia through the end of 2024.
Research and Development Expenses
R&D expenses consist primarily of costs incurred for the development of vadadustat and costs associated with our pipeline which includes:
•personnel-related expenses, including salaries, bonuses, employee benefits, stock-based compensation and travel expenses for employees engaged in R&D functions;
Akebia Therapeutics, Inc. | Form 10-K | Page 112

•costs associated with feasibility and potential new manufacturing processes and methods for our commercial products;
•regulatory registration and related fees for non-commercial products;
•expenses incurred under agreements with contract research organizations, or CROs, and investigative sites that conduct our clinical trials;
•the cost of acquiring, developing and manufacturing clinical trial materials through contract manufacturing organizations, or CMOs;
•facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies associated with our laboratory space as well as our R&D team;
•costs associated with discovery and development for preclinical, clinical and regulatory activities; and
•costs associated with the pre-launch inventory build for vadadustat in the U.S., for which the FDA set a PDUFA date of March 27, 2024 for our NDA resubmission, and in Europe prior to the European Commission, or EC, approval in April 2023.
R&D costs are expensed as incurred. Advance payments made for goods or services to be received in the future for use in R&D activities are recorded as prepaid expenses and other current assets. The prepaid amounts are expensed as the benefits are consumed. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites.
We cannot determine with certainty the duration and completion costs of our R&D projects, the costs of related clinical development, or if, when, or to what extent we will generate revenue from the commercialization or sale of any of our product candidates. In addition, we may never obtain marketing approval for vadadustat in the U.S.
From inception through December 31, 2023, we have incurred $1.6 billion in R&D expenses. We expect to incur significant R&D expenditures for the foreseeable future as we continue the development of Auryxia, vadadustat and any other product or product candidate, including those that may be in-licensed or acquired.
A significant portion of our R&D costs have been external costs, which we track on a program-by-program basis as well as costs related to possible new manufacturing processes and methods associated with our commercial product. These external costs include fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials and costs related to acquiring and manufacturing clinical trial materials, including costs paid to CMOs to manufacture clinical trial materials.
We do not track our internal personnel and facilities costs on a program-by-program basis as our personnel are deployed across multiple R&D projects.
Each of our products and product candidates has technical, clinical, regulatory, and commercial risk, including those discussed more fully under the heading “Risk Factors” in Part I, Item 1A of this Form 10-K. A change in the outcome of any of the variables with respect to the development of Auryxia, vadadustat or any other product or product candidate could result in a significant change in the costs and timing associated with that development.
Selling, General and Administrative Expenses
Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation related to commercial, marketing, executive, finance and accounting, information technology, corporate and business development and human resource functions. Other SG&A expenses include costs for marketing initiatives for our commercial products, market research and analysis on our commercial product and potential product candidates, conferences and trade shows, travel expenses, professional services fees (including legal, patent, accounting, audit, tax, and consulting fees), insurance costs, general corporate expenses and allocated facilities-related expenses, including rent and maintenance of facilities.
License Expense
License expense relates to royalties due to Panion & BF Biotech, Inc., or Panion, for sales of Auryxia in the U.S. and Riona in Japan.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income on our interest-bearing accounts, interest expense related to our term loans, accretion of the debt discount on our term loans as well as changes in the fair value of our derivative liabilities, amortization of the discount on the liability related to the termination fees associated with the termination agreement with BioVectra Inc., or BioVectra, entered into in December 2022, or the BioVectra Termination Agreement, and the amortization of the discount and deferred gain related to our refund liability to CSL Vifor. See Note 10, Commitments and
Akebia Therapeutics, Inc. | Form 10-K | Page 113

Contingencies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information on the BioVectra Termination Agreement.
Recent Events
Borrowing Under BlackRock Term Loans and Repayment of Pharmakon Term Loans
On January 29, 2024, we entered into a secured term loan facility with Kreos Capital VII (UK) Limited, or Kreos, which are funds and accounts managed by BlackRock Inc., collectively BlackRock, or the BlackRock Credit Agreement, that provides for an aggregate principal amount of up to $55.0 million made available under the following three tranches:
(i) Tranche A — $37.0 million, drawn down on the closing date of the BlackRock Credit Agreement, of which we received $34.5 million, net of debt issuance costs, fees and expenses and was used to repay our senior secured term loans, or the Pharmakon Term Loans, with Pharmakon Advisors LP, or Pharmakon, of $35.0 million,
(ii) Tranche B — $8.0 million available in a single draw through December 31, 2024 and
(iii) Tranche C — $10.0 million available in a single draw through December 31, 2024.
Tranche B and C are only available subject to certain conditions, including receipt of marketing approval for vadadustat from the FDA and, in the case of Tranche C, receipt of a certain amount of cumulative gross cash proceeds from the sale of common stock.
On January 29, 2024, we also entered into a warrant agreement with Kreos Capital VII Aggregator SCSp, an affiliate of Kreos, pursuant to which we (i) issued a warrant to purchase 3,076,923 shares of our common stock, at an exercise price per share of $1.30 (subject to standard adjustments for stock splits, stock dividends, rights offerings and pro rata distributions), or the Exercise Price, and (ii) will issue at the time of drawdown of the Tranche C Loan, if applicable, a warrant to purchase 1,153,846 shares of our common stock, at the Exercise Price. Each warrant shall be exercisable for eight years from date of issuance.
See Note 7, Indebtedness, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
At-the-Market (ATM) Offering
On April 7, 2022, we entered into an Open Market Sale AgreementSM, or Sales Agreement, with Jefferies LLC as agent, to sell up to $26.0 million of our common stock at current market prices from time to time. During the quarter and year ended December 31, 2023, we sold 6,189,974 shares of common stock under this program with net proceeds of $6.7 million, after deducting commissions and other offering expenses. Including the amount sold during the year ended December 31, 2023, through the date of the filing of this Form 10-K, we sold 19,451,285 shares of our common stock under the Sales Agreement with net proceeds of $25.4 million, after deducting commissions and other offering expenses.
PDUFA Date - March 27, 2024
On March 29, 2022, we received a complete response letter, or CRL, from the FDA, in response to our NDA for vadadustat for the treatment of anemia due to CKD in adult patients in its present form. In October 2022, we submitted a Formal Dispute Resolution Request with the FDA and in May 2023, the Office of New Drugs, or OND, denied our appeal but provided a path forward for us to resubmit the NDA for vadadustat for the treatment of anemia due to CKD for dialysis dependent patients without the need for us to generate additional clinical data. In September 2023, we completed our resubmission to our NDA for vadadustat for the treatment of anemia due to CKD in adult patients on dialysis. In October 2023, the FDA acknowledged our NDA resubmission was complete, classified it as a Class 2 response and set a PDUFA date of March 27, 2024.
Impact of Inflation
We are experiencing rising costs for certain inflation-sensitive operating expenses, such as labor, and certain of our service providers are heavily dependent on labor. We do not believe these impacts were material to our net loss during the year ended December 31, 2023 or will be going forward. However, significant sustained inflation rates driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.
Results of Operations
The tables and discussion below present the results for the periods indicated. The year ended December 31, 2022 has been updated to reflect the errors revised in prior periods and as described in more detail in Note 1, Revision of Previously Issued Financial Statements, in the notes to the consolidated financial statements found in Part II, Item 8 of our 2022 Form 10-K/A filed with the SEC on August 28, 2023:
Akebia Therapeutics, Inc. | Form 10-K | Page 114

	Years ended December 31,		Change 2023-2022
(dollars in thousands)	2023	2022	$	%
Revenues
Product revenue, net	$170,301	$176,949	$(6,648)	(4)%
License, collaboration and other revenue	24,322	115,535	(91,213)	(79)%
Total revenues	194,623	292,484	(97,861)	(33)%
Cost of goods sold
Cost of product and other revenue	38,107	49,526	(11,419)	(23)%
Amortization of intangible asset	36,042	36,042	—	—%
Total cost of goods sold	74,149	85,568	(11,419)	(13)%
Operating expenses
R&D	63,079	129,986	(66,907)	(51)%
SG&A	100,233	138,601	(38,368)	(28)%
License	3,237	3,175	62	2%
Restructuring	181	15,933	(15,752)	(99)%
Total operating expenses	166,730	287,695	(120,965)	(42)%
Operating loss	(46,256)	(80,779)	34,523	(43)%
Other expense, net	(5,145)	(12,541)	7,396	(59)%
Loss on extinguishment of debt	—	(906)	906	(100)%
Loss on termination of lease	(524)	—	(524)	*
Net loss	$(51,925)	$(94,226)	$42,301	(45)%

*Percentage change not meaningful.
Product Revenue, Net—Net product revenue is derived from sales of our only commercial product in the U.S., Auryxia. We distribute Auryxia principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers.
Net product revenue was $170.3 million for the year ended December 31, 2023, compared to net product revenue of $176.9 million for the year ended December 31, 2022. The decrease was primarily due to a reduction in volume, partially offset by price increases, favorable payor mix and execution of our contracting strategy with third party payors.
Auryxia will lose exclusivity in the U.S. in March 2025, which may have a negative impact on revenue. We believe CMS's decision to include phosphate binders in the dialysis bundle could potentially lead to higher sales of Auryxia after the LoE date than in other LoE scenarios, and plan to work with third-party payors and providers to continue the use of Auryxia beyond LoE.
License, Collaboration and Other Revenue—License, collaboration and other revenue was $24.3 million for the year ended December 31, 2023, compared to $115.5 million for the year ended December 31, 2022. The decrease was due primarily to the termination of the Otsuka agreements in June 2022 under which we recognized $92.3 million and a reduction of $12.5 million in revenue recognized from the supply of drug product to MTPC, partially offset by a one-time $10.0 million upfront payment from Medice received in 2023 in connection with entering into our license agreement with Medice for their development and commercialization of vadadustat in the EU.
We do not expect to recognize any future revenue under any of the Otsuka agreements, which were terminated on June 30, 2022. Additionally, we expect our revenue under our supply agreement with MTPC to continue to decline due to the assignment of our supply agreement with Esteve Química, S.A. to MTPC in December 2022.
See Note 12, License, Collaboration and Other Revenue, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Akebia Therapeutics, Inc. | Form 10-K | Page 115

A further breakdown of the license, collaboration and other revenue is as follows:

	Years Ended December 31,
License, Collaboration and Other Revenue (dollars in thousands)	2023	2022
License Fees:
Medice upfront license payment	$10,000	$—
Drug Product Supply:
MTPC vadadustat drug product supply	3,738	16,191
Medice vadadustat drug product supply	968	—
Drug Product Supply Subtotal	4,706	16,191
Royalties:
JT and Torii royalties	5,394	5,291
MTPC royalties	1,997	1,777
Royalties Subtotal	7,391	7,068
Otsuka U.S. and International Agreements (Terminated)	2,225	92,276
Total License, Collaboration and Other Revenue	$24,322	$115,535
Cost of Goods Sold: Cost of Product and Other Revenue—Cost of product and other revenue was $38.1 million for the year ended December 31, 2023, compared to $49.5 million for the year ended December 31, 2022. The decrease was driven by lower year-over-year sales volume and a reduction in the write-downs of inventories to net realizable value in 2023. In addition, for the year ended December 31, 2023, we realized a lower cost of product and other revenue of $4.3 million due to our ability to commercially sell inventory previously written-down as excess inventory. Primarily during the first half of 2024, we anticipate realizing lower costs of up to $12.3 million related to our ability to commercially sell inventory previously written-down as excess inventory. For the year ended December 31, 2023, we recorded $1.5 million related to our firm purchase commitment liability.
For the year ended December 31, 2022, we recorded a net benefit of $37.2 million comprised of a one-time $28.7 million termination fee in connection with the BioVectra Termination Agreement offset by a one-time benefit of $65.9 million due to the reduction of our firm purchase commitment liability in connection with the BioVectra Termination Agreement.
We expense pre-launch inventory for the U.S. and Medice Territory, including certain manufacturing related expenses as R&D expenses until the product receives the required approval. Medice obtained marketing authorization from the EMA for Vafseo in April 2023. During 2023, under a side-letter, we sold certain lots of Vafseo to Medice. If the pre-launch inventory had been capitalized and the associated cost recognized when we sold the product, cost of product and other revenue for the year ended December 31, 2023 would have increased by approximately $0.8 million. The selling of the remaining zero cost inventories of Vafseo on hand of approximately $28.4 million as of December 31, 2023 will be dependent on the timing of sales of Vafseo related in the U.S., if approved, and Medice Territory.
Cost of Goods Sold: Amortization of Intangible Asset—Amortization of intangible asset relates to the acquired developed product rights for Auryxia, which is being amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of the intangible asset during each of the years ended December 31, 2023 and 2022 was $36.0 million and will continue through the end of 2024.
R&D Expenses— R&D expenses were $63.1 million for the year ended December 31, 2023, compared to $130.0 million for the year ended December 31, 2022. The decrease of $66.9 million was a result of the completion of certain clinical trials coupled with cost reduction efforts that began in 2022 following the complete response letter for vadadustat in the U.S. In 2022, we began streamlining and optimizing our operations to align with our business goals which yielded savings of approximately $15.8 million in 2023, primarily due to the reduced headcount related costs as a result of the 2022 reduction in force and the overall lower headcount in 2023. In 2023, clinical trial costs decreased by approximately $23.7 million, which is largely attributed to the wind-down of certain clinical trials. We also slowed the production of pre-launch inventory while we resubmitted our NDA to the FDA. We submitted the revised NDA in September 2023 and are awaiting a response from the FDA on our PDUFA date of March 27, 2024. We believe we have sufficient levels of pre-launch inventory on hand to support both the U.S., if approved, and the European launch that were previously expensed in the current or prior years to R&D expenses.
During 2022, we incurred higher regulatory compliance fees associated with vadadustat, higher costs associated with the exploration of a new manufacturing method and process costs related to Auryxia and recorded a $8.8 million non-cash
Akebia Therapeutics, Inc. | Form 10-K | Page 116

expense in connection with the R&D services the Company received from Otsuka. In addition, in 2022, received $5.4 million from our then collaboration partner which was used to offset the cost of the pre-launch inventory of $13.0 million ($7.6 million net).
The following table summarizes our R&D expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Years ended December 31,
	2023	2022
Vadadustat clinical trial and other external costs	$14,792	$51,196
Vadadustat pre-launch inventory	6,434	7,589
External costs for other programs, including feasibility and new processes and methods associated with commercial products	7,902	21,422
Total external R&D expenses	29,128	80,207
Internal personnel, consulting, facilities and other	33,951	49,779
Total R&D expenses	$63,079	$129,986
We expect to incur significant R&D expenses in future periods in support of ongoing or planned studies with respect to the development of potential product candidates and our product candidate portfolio as well as vadadustat.
Selling, General and Administrative Expenses—SG&A expenses were $100.2 million for the year ended December 31, 2023, compared to $138.6 million for the year ended December 31, 2022. The decrease of $38.4 million was primarily due to decreased headcount related costs, including stock-based compensation, as a result of the 2022 reductions in force, decreased professional service, consulting and outsourced contract expenses and lower marketing and promotional expenses. In addition, we successfully reduced our facilities footprint in May 2023 when we assigned our lease for 27,924 square feet of office space that was located in the Boston, Massachusetts, or the Boston Lease, allowing us to reduce our costs by approximately $2.4 million annually. See Note 9, Leases, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information on the Boston Lease.
While we expect to continue to find ways to operate more efficiently and reduce our general and administrative expenses, we will invest those savings in our sales and marketing and commercial efforts as we prepare for the launch of vadadustat, if approved in the U.S.
License Expenses—License expense related to royalties due to Panion for sales of Riona in Japan were $3.2 million for each of the years ended December 31, 2023 and 2022.
Restructuring Expenses—Restructuring expenses were $0.2 million for the year ended December 31, 2023, compared to $15.9 million for the year ended December 31, 2022. Following the receipt of the complete response letter, or CRL, for vadadustat in the second quarter of 2022, we implemented a reduction of our workforce which reduced our headcount by approximately 42% and impacted all departments, including several members of senior management. On November 7, 2022, we implemented a further reduction in our workforce by approximately 14% consisting solely of individuals within the commercial organization as a result of our decision to shift to a strategic account management focused model for our commercial efforts. These actions reflected our determination to refocus our strategic priorities around our commercial product, Auryxia, and our development portfolio, and were steps in a broader cost savings plan to significantly reduce our operating expense profile. We continue to decrease our operating expenses by seeking to operate more efficiently and curtail non-headcount related expense growth. We expect to slightly increase our headcount primarily on our commercial and medical affairs teams in 2024 in connection with a vadadustat launch, if approved.
Other Expense, Net—Other expense, net, was $5.1 million for the year ended December 31, 2023, compared to $12.5 million for the year ended December 31, 2022. The decrease was primarily due to a decrease in interest expense as a result of reducing our outstanding principal balance on the Pharmakon Term Loans by $32.0 million offset by a nearly 228 basis point increase in the interest rate since the year ended December 31, 2022. In addition, we no longer record interest on our liability for the sale of future royalties.
Loss on Extinguishment of Debt—During the year ended December 31, 2022, we recorded a debt extinguishment loss of $0.9 million related to the principal prepayments made on the Pharmakon Term Loans pursuant to the Second Amendment and Waiver.
Loss on Lease Termination—On May 26, 2023 we incurred a loss on lease termination of $0.5 million in connection with the assignment of our Boston Lease. In accordance with ASC 842, Leases, we wrote off the right-of-use asset and lease liability associated with the Boston Lease, and recognized the difference between the right-of-use asset and the lease liability offset by the payment we made to LG Chem Life Sciences Innovation Center, Inc. in connection with the assignment of $1.3 million. See Note 9, Leases, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Akebia Therapeutics, Inc. | Form 10-K | Page 117

Liquidity and Capital Resources
As of December 31, 2023, we had cash and cash equivalents of approximately $42.9 million and restricted cash of $1.7 million.
To date, we have funded our operations principally through sales of our common stock, including through our employee stock purchase plan, product sales, payments received from our collaboration and licensing partners, borrowings under term loans, a working capital payment from CSL Vifor also referred to as a refund liability and a royalty transaction. From inception through December 31, 2023, we raised approximately $820.2 million of net proceeds from the sale of equity, including $519.8 million from various underwritten public offerings, $230.4 million from at-the-market offerings, or ATM Offerings, pursuant to our sales agreement with Jefferies LLC and prior sales agreements with Cantor Fitzgerald & Co., and $70.0 million from the sale of 7,571,429 shares of common stock to CSL Vifor. From January 1, 2024 through February 23, 2024, we sold 13,261,311 shares of our common stock under our Sales Agreement, resulting in proceeds to us of $18.7 million, net of offering expenses, which are not included in the above amounts reported under the ATM sales agreement.
We have incurred recurring losses and negative cash flow from operations in each year since inception and anticipate net losses and negative cash flows for the near future. For the years ended December 31, 2023 and 2022, we incurred net operating losses of $51.9 million and $94.2 million, respectively. As of December 31, 2023 and 2022, we had an accumulated deficit of $1.6 billion.
We currently have exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protect us from generic drug competition until March 2025. Following LoE, in the U.S., we may not be able to realize enough product revenue from sales of Auryxia to realize net profits from product sales. While we believe CMS's decision to include phosphate binders in the dialysis bundle could potentially lead to higher sales of Auryxia after the LoE date than in other LoE scenarios, and plan to work with payors and providers to continue the use of Auryxia beyond LoE, Auryxia product sales have not generated, and may not generate, now or following LoE in the U.S., sufficient product revenue to realize net profits from product sales to cover our current or long-term operating costs.
We believe our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues as well as the borrowings and potential future borrowing that are available under the BlackRock Credit Agreement and the working capital liability are sufficient to fund our current operating plan for at least twenty-four months if vadadustat is approved in the U.S. and for at least twelve months from filing the Form 10-K, if vadadustat is not approved in the U.S. However, if our operating performance deteriorates significantly from the levels expected in our operating plan, or if vadadustat is not approved in the U.S., it would have an adverse effect on our liquidity and capital resources and could affect our ability to continue as a going concern in the future. In addition, we may also seek to sell additional private or public equity, enter into new debt transactions, explore potential strategic transactions or a combination of these approaches or other strategic alternatives. If we raise additional funds by issuing equity securities, our shareholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available to us in amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts when needed or on attractive terms, we may not be able to pursue development and commercial activities related to Auryxia and vadadustat, if approved, or any additional products and product candidates, including those that may be in-licensed or acquired. Any of these events could significantly harm our business, financial condition and prospects.
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
Contractual Obligations and Commitments
Debt Agreements and Other Funding Arrangements
BlackRock Term Loans
On January 29, 2024, or the Closing Date, we entered into the BlackRock Credit Agreement, which provides for a senior secured term loan facility, in the aggregate principal amount of up to $55.0 million, or the Term Loan Facility. The initial tranche of $37.0 million, or the Tranche A Loan, was funded on the Closing Date and used to pay off the Pharmakon Term Loans. The Term Loan Facility provides for additional tranches available as follows: (i) $8.0 million available in a single draw
Akebia Therapeutics, Inc. | Form 10-K | Page 118

through December 31, 2024, or the Tranche B Loan, and (ii) $10.0 million available in a single draw through December 31, 2024, or the Tranche C Loan and, together with the Tranche A Loan and the Tranche B Loan, the Term Loans. The Term Loan Facility matures on March 31, 2025, which will be automatically extended to January 29, 2028 if we receive FDA approval for vadadustat on or prior to June 30, 2024, or the BlackRock Maturity Date.
We are required to make interest-only payments until December 31, 2026 after which, we will begin making equal monthly principal payments.
The Term Loan Facility will accrue interest at a floating annual rate equal to the sum of (i) term Secured Overnight Financing Rate, or SOFR, for a tenor of one month (subject to a floor of 4.25% per annum) plus (ii) a margin of 6.75% per annum (subject to an overall cap of 15.00% per annum on the all-in interest rate). During the continuance of any payment event of default the interest rate on such overdue sum will automatically increase by an additional 3.0% per annum, and may be subject to an additional late fee of 2.0% of such overdue sum.
In the event of certain prespecified events, the repayment schedule will be accelerated. For example, if FDA approval of vadadustat is not obtained on or prior to June 30, 2024, the interest only period will automatically terminate on October 1, 2024, and we will be required to repay the Term Loans in seven equal monthly payments (comprised of principal and interest), commencing on October 1, 2024 and ending on the BlackRock Maturity Date.
All obligations under the Term Loan Facility are secured by substantially all of our existing and after-acquired assets. The BlackRock Credit Agreement requires us to either (i) maintain cash and cash equivalents, measured as of the last day of each fiscal month, greater than or equal to $15.0 million or (ii) earn consolidated revenue, measured as of the last day of each fiscal month for the trailing twelve-month period, of $150.0 million. The BlackRock Credit Agreement contains certain representations and warranties, affirmative and negative covenants that limit our ability to engage in specified types of transactions and other provisions typical within a credit agreement. If an event of default occurs and is continuing under the BlackRock Credit Agreement, BlackRock is entitled to take enforcement action, including acceleration of amounts due. If we prepay the Term Loans prior to the BlackRock Maturity Date, we will be required to pay a prepayment fee ranging from 1.0% to 4.0% of the amount prepaid.
On the Closing Date, Kreos Capital VII Aggregator SCSp, an affiliate of Kreos, or the Warrant Holder, received a warrant to purchase 3,076,923 shares of our common stock, at an exercise price per share of $1.30, and upon borrowing of Tranche C, we will become obligated to issue additional warrants to purchase 1,153,846 shares of our common stock at an exercise price per share of $1.30. Each warrant shall be exercisable for eight years from date of issuance.
As of December 31, 2023, we had outstanding debt of $35.0 million, net of debt issuance costs of $0.3 million with Pharmakon.
In connection with the entry into the BlackRock Credit Agreement, on the Closing Date, we terminated the Pharmakon Loan Agreement, all obligations thereunder were paid in full and discharged and Pharmakon's security interests in our assets and property were released. See Note 7, Indebtedness, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Working Capital Fund/Refund Liability
In February 2022, we amended our agreement with CSL Vifor and they contributed $40.0 million to a working capital fund, or the Working Capital Fund, established to partially fund our costs of purchasing vadadustat from our contract manufacturers. The Working Capital Fund amount may fluctuate, and will be repaid to CSL Vifor over time.
We have recorded the Working Capital Fund as a refund liability under ASC 606, Revenue from Contracts with Customers. The refund liability is considered a debt arrangement with zero coupon interest and we impute interest on the refund liability at a rate of 15.0% per annum. As of December 31, 2023, the $40.1 million refund liability is classified as a long-term liability based on management's estimated timing of the repayment of the refund liability to CSL Vifor exceeding one-year. See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information.
Liability Related to Sale of Future Royalties
In February 2021, we sold to HealthCare Royalty Partners IV L.P., or HCR, our right to receive royalties and sales milestones for vadadustat in Japan and certain other Asian countries, such countries collectively, the MTPC Territory, such payments collectively the Royalty Interest Payments, in each case, payable to us under the MTPC Agreement. The Royalty Interest Payments are subject to an annual maximum “cap” of $13.0 million, after which we will receive 85% of the Royalty Interest Payments for the remainder of that year. The Royalty Interest Payments are also subject to an aggregate maximum “cap” of $150.0 million, after which the Royalty Interest Payments will revert back to us.
Akebia Therapeutics, Inc. | Form 10-K | Page 119

We received $44.8 million from HCR, net of certain transaction expenses, which we recorded as a liability at the transaction date. We amortize the liability related to the sale of future royalties using the effective interest method over the life of the arrangement. The annual effective interest rate as of December 31, 2023 was 0%. We retain the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. During the year ended December 31, 2023 and 2022, we recorded $2.0 million and $1.8 million of non-cash royalty revenue, respectively. See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information.
Off-Balance Sheet Arrangements
Letter of Credit
As of December 31, 2023, in connection with the Cambridge Lease (as defined below), we had $1.7 million in a letter of credit outstanding.
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
Contractual Obligations and Commitments Other Than Debt Agreements
We are party to contractual obligations involving commitments to make payments to third parties in the future. Certain contractual obligations are reflected on our consolidated balance sheet as of December 31, 2023, while others are considered future obligations. Our material cash requirements as of December 31, 2023, include contractual obligations and commitments arising in the normal course of business, including leases, license agreements, manufacturing agreements and unconditional purchases commitments which are described in more detail below.
Cambridge Leases
We lease approximately 65,167 square feet of office, storage and laboratory space in Cambridge, Massachusetts under non-cancelable operating leases, collectively the Cambridge Lease. The office and storage lease expires on September 11, 2026 and the lease for the laboratory space expires on January 31, 2025. We ceased using approximately two-thirds of our office space in 2022 and we are currently marketing the furnished office space for sublease.
See Note 9, Leases, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
License Agreements
We have a license agreement with Panion, under which we are required to pay royalties related to the sale of Auryxia. The royalty payment obligations are contingent upon generating product revenue, and the amount and timing of such payments are not known. See Note 10, Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
In June 2021, we entered into a license agreement, or Cyclerion Agreement, with Cyclerion Therapeutics Inc. under which we obtained an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase stimulator. We may be obligated to pay up to an aggregate of $222.0 million in specified development and regulatory milestone payments, certain specified commercial milestones and tiered royalties ranging from a low-single-digit to mid-double-digit percentage of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory.
Unless earlier terminated, the Cyclerion Agreement will expire on a product-by-product and country-by-country basis upon the expiration of the last royalty term, which ends upon the longest of (i) the expiration of the patents licensed under the Cyclerion Agreement, (ii) the expiration of regulatory exclusivity for such product and (iii) ten years from first commercial sale of such product. We may terminate the Cyclerion Agreement in its entirety or only with respect to a particular licensed compound or product upon 180 days' prior written notice to Cyclerion. The parties also have customary termination rights, subject to a cure period, in the event of the other party’s material breach of the Cyclerion Agreement or in the event of certain additional circumstances.
Manufacturing Agreements
We have various supply arrangements to which we are a party, and we are obligated to pay for drug substance and drug product for commercial use. Under one of our agreements, we are required to purchase a minimum quantity of Auryxia drug substance at a predetermined price. We are also obligated to purchase a certain percentage of the global demand for
Akebia Therapeutics, Inc. | Form 10-K | Page 120

vadadustat drug substance and drug product based on certain quarterly and annual forecasts we provide to certain suppliers. Our supply agreements for vadadustat drug substance and drug product provide for a volume-based pricing structure. We may also be required to reimburse certain suppliers for reasonable expenses.
See Note 10, Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Amounts Due Under Former Manufacturing and Unconditional Purchase Commitments
On December 22, 2022, we and BioVectra terminated any and all existing agreements for BioVectra to supply us Auryxia drug substance. Under the BioVectra Termination Agreement, we agreed to pay BioVectra a total of $32.5 million consisting of (i) an upfront payment of $17.5 million that was paid in December 2022 and (ii) six quarterly payments of $2.5 million commencing in April 2024. In addition, we and BioVectra have released one another from all existing and future claims and liabilities and agreed to return certain materials and documents.
Other Third Party Contracts
Unconditional Purchase Commitments
We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. In addition, we contract with various organizations to conduct R&D activities with remaining contract costs to us of approximately $44.7 million as of December 31, 2023. The scope of the services under these R&D contracts can be modified and the contracts cancelled by us upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
Cash Flows
The following table provides a summary of cash flow data for each applicable period:

	Years ended December 31,
NET CASH PROVIDED BY/(USED IN) (in thousands):	2023	2022
Operating activities	$(23,384)	$(73,154)
Investing activities	—	(114)
Financing activities	(25,206)	14,598
Net decrease in cash, cash equivalents and restricted cash	$(48,590)	$(58,670)
Cash, cash equivalents and restricted cash — beginning of period	93,169	151,839
Cash, cash equivalents and restricted cash — end of period	$44,579	$93,169
Operating Activities
Net cash used in operating activities during the year ended December 31, 2023 was $23.4 million. Net cash used in operating activities during the year ended December 31, 2023 consisted of a net loss of $51.9 million and net non-cash adjustments of $49.3 million, including amortization of our intangible asset of $36.0 million, and a reduction of $20.7 million in working capital.
Net cash used in operating activities during the year ended December 31, 2022 was $73.2 million. Net cash used in operating activities consisted of a net loss of $94.2 million and non-cash adjustments of $22.5 million, including amortization of our intangible asset of $36.0 million and decrease in our inventory firm purchase commitments that reduced our net loss by $65.9 million, primarily due to the termination of our supply agreement with BioVectra, and a reduction of $1.4 million in working capital.
Investing Activities
No net cash was used in investing activities during the year ended December 31, 2023.
Net cash used in investing activities during the year ended December 31, 2022 of $0.1 million was used to purchase equipment.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2023 was $25.2 million and consisted of principal payments of $32.0 million partially offset by $6.7 million of net proceeds from the sale of common stock under our ATM Facility and from the sale of stock under our employee stock purchase plan.
Akebia Therapeutics, Inc. | Form 10-K | Page 121

Net cash provided by financing activities for the year ended December 31, 2022 was $14.6 million and consisted of net proceeds from a refund liability to a customer of $40.0 million, net proceeds from the issuance of common stock of $7.1 million under our then current at-the-market offering facility and proceeds from the exercise of common stock options and from the sale of stock under our employee stock purchase plan, partially offset by principal payments of debt of $33.0 million.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements not yet adopted, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Critical Accounting Policies and Significant Judgments and Estimates
Our management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this Form 10-K, which consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, including the current or long-term classification of such assets, liabilities and expenses, classification of the expenses and the related disclosure of contingent assets and liabilities. We monitor our estimates on an ongoing basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.
While our significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in Part II, Item 8 of this Form 10-K, we believe the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements and to understanding of our results of operations.
Inventories, including Pre-Launch Inventory
We assess the value of our inventories quarterly at the lower-of-cost or net realizable value, with approximate cost determined using the first-in, first-out method. Work-in-process and finished goods inventories include materials, labor, and overhead. Other long-term assets include inventory expected to remain on hand beyond one year.
We write down inventories based on quality control testing data, or when product is obsolete or conditions exist that suggest that inventory may be in excess of the anticipated demand based on assumptions about future demand for our products and market conditions. Our estimates of forecasted demand are based upon our analysis and assumptions including, but not limited to, expected product lifecycles, market conditions, product development plans and historical usage by product. If actual market conditions are less favorable than our forecasts, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.
Impairment charges are recorded as a component of cost of product sales in the consolidated statements of operations and comprehensive loss in the period in which the impairment or excess quantity is identified.
The costs incurred to manufacture pre-launch inventory in advance of marketing authorization in the EU and FDA approval in the U.S. is expensed to R&D.
Impairment of Long-Lived Assets and Intangible Assets Subject to Amortization
Long-lived assets primarily include property and equipment, right-of-use assets, intangible assets and goodwill. Right-of-use assets pertain to leases of our office and laboratory spaces and the property and equipment primarily related to the leasehold improvements made to the right-of-use assets as well as furniture and laboratory equipment. In 2018, we recorded a definite-lived intangible asset related to developed product rights for Auryxia in connection with our merger with Keryx Biopharmaceuticals, Inc., or Keryx. We amortize our intangible asset that has a finite life using the straight-line method, which we estimated to be six years. As of December 31, 2023, we had $36.0 million on our consolidated balance sheet that is being amortized through December 2024.
Goodwill is the amount by which the purchase price of acquired net assets in a business combination exceeded the fair values of net identifiable assets on the date of acquisition. Goodwill is not amortized but is subject to impairment test annually or more frequently if events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable,
Akebia Therapeutics, Inc. | Form 10-K | Page 122

utilizing either the qualitative or quantitative method. The goodwill recorded in our financial statements pertains to the merger with Keryx in 2018.
Annually, or more frequently upon certain indicators of impairment, we review our estimates and assumptions underlying the fair value of our long-lived assets when indicators of impairment are present. If an impairment indicator exists, we perform a recoverability test by a comparison of the carrying amount of an asset or reporting unit to the future undiscounted net cash flows expected to be generated by the asset or reporting unit. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset or reporting unit.
We calculate the fair value of the long-lived asset group as the present value of estimated future cash flows expected to be generated from the long-lived asset group using a risk-adjusted discount rate. In determining estimated future cash flows associated with the long-lived asset group, we use market participant assumptions pursuant to ASC Topic 820, Fair Value Measurements and Disclosures.
Working Capital Fund/Refund Liability to Customer
We treat the refund liability related to the Vifor Working Capital Fund as a debt arrangement with zero coupon interest, which is recorded at net present value. On March 18, 2022, when the funds were received from CSL Vifor, we recorded an initial discount on the refund liability and a corresponding deferred gain to the refund liability on the consolidated balance sheets. The discount on the refund liability is being amortized to interest expense using the effective interest method over the expected term of the Vifor Agreement. The deferred gain is being amortized to interest income on a straight-line basis over the expected term of the Vifor Agreement.
Product Revenue, Net
We recognize revenue on product sales when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less.
The most significant estimate we are required to make is related to government and private payor rebates, chargebacks, discounts and fees, collectively rebates (collectively considered variable consideration). The values of the rebates provided to third-party payors vary significantly and are based on government-mandated discounts and our arrangements with other third-party payors. To estimate our total rebates, we estimate the percentage of prescriptions that will be covered by each third-party payor, which is referred to as the payor mix. Thus, revenue from product sales is recorded at the net sales price (transaction price), which includes estimates of variable consideration, which are described below. We track available information regarding changes, if any, to the payor mix for our products, to our contractual terms with third-party payors and to applicable governmental programs and regulations and levels of our products in the distribution channel. We adjust our estimated rebates based upon new information as it becomes available, including information regarding actual rebates for our products and forecasted customer buying and payment demands. Claims by third-party payors for rebates are submitted to us significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known. Our adjustments to revenue related to prior period sales have not been significant.
Further details on the variable consideration components or reserves include:
•Trade Discounts and Allowances—Discounts that include incentive fees that are explicitly stated in our contracts. In addition, we compensate (through trade discounts and allowances) our customers for sales order management, data and distribution services.
•Product Returns—Consistent with industry practice, subject to certain caps for certain customers, we generally offer customers a limited right of return which allows for the product to be returned when the product expiry is within an allowable window, when the quantity delivered is different than quantity ordered, the product is damaged in transit prior to receipt by the customer, or is subject to a recall. This right of return generally lapses once the product is provided to a patient. We estimate the amount of our product sales that may be returned for credit by our customers. Product return reserves are estimated primarily based on our gross sales multiplied by an estimated return rate calculated using our historical actual rate of return for product sales as well as recent trends on lots still subject to the return window. In addition, certain customers are subject to an annual cap on returns of 2% of gross sales in any given year.
•Provider Chargebacks and Discounts—Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. Reserves for chargebacks consist of credits that we expect to issue for units that remain in the distribution
Akebia Therapeutics, Inc. | Form 10-K | Page 123

channel at each reporting period end that we expect will be sold to qualified healthcare providers and chargebacks that customers have claimed but for which we have not yet issued a credit.
•Commercial and Medicare Part D Rebates—We contract with various commercial payor organizations, primarily health insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of our products. We estimate the rebates for commercial and Medicare Part D payors based upon (i) our contracts with the payors and (ii) information obtained from our customers and other third parties regarding the payor mix for Auryxia.
•Other Government Rebates—We are subject to discount obligations under state Medicaid programs and other government programs. We estimate Medicaid and other government programs rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.
•Other Incentives—Other incentives that we offer include voluntary patient assistance programs such as our co-pay assistance program, which are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on actual claims processed during a given period, as well as historical utilization data to estimate the amount we expect to receive associated with product that has been recognized as revenue, but remains in in the distribution channel at the end of each reporting period.
Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts. Our calculation of the reserves, include estimates and judgments that materially affect our recognition of net product revenues. Changes in our estimates of net product revenues could have a material effect on net product revenues recorded in the period in which we determine that change occurs.
Research and Development Expense
R&D costs are expensed as incurred. Internal R&D expenses are comprised of costs incurred in providing R&D activities, including salaries and bonuses, employee benefits and stock-based compensation for personnel engaged in R&D activities. In addition, they include facility costs, including the laboratory and an allocation of office space for utilization by R&D staff, depreciation expense on the laboratory equipment as well as other direct costs such as lab supplies.
External R&D costs include development of potential new manufacturing processes and methods for both commercial and non-commercial products, conceptual formulation and design of possible product and process alternatives for commercial and non-commercial products, research compounds and clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support and materials and supplies used in support of the clinical and preclinical programs and costs paid to CROs including investigative sites that conduct our clinical trials.
We also expense pre-launch inventory to R&D until approval from the respective regulatory body is obtained.
We estimate certain costs and expenses and accrue for these liabilities as part of our process of preparing financial statements. Examples of areas in which subjective judgments may be required include, among other things, costs associated with services provided by contract organizations for preclinical development and manufacturing of our product candidates and clinical trials. We accrue for costs incurred as the services are being provided by monitoring the status of the trial or services provided, and the invoices received from our external service providers which can at times be significantly delayed. As actual costs become known to us, we adjust our accruals. To date, our estimates have not differed materially from the actual costs incurred. However, subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our balance sheet and results of operations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide information under this item.
Akebia Therapeutics, Inc. | Form 10-K | Page 124

Item 8. Financial Statements and Supplementary Data

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.
Akebia Therapeutics, Inc. | Form 10-K | Page 125

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Akebia Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Akebia Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' (deficit) equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2024 expressed a qualified opinion thereon.
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

Akebia Therapeutics, Inc. | Form 10-K | Page 126

Revenue Recognition - Payor Mix Impact on Measuring Variable Consideration, Specifically Payor Rebates
Description of the Matter
As of December 31, 2023, the Company recorded accrued product revenue allowances of $29.9 million, which includes payor rebates. As discussed in Note 2 to the Company’s consolidated financial statements, the Company recognizes revenue from product sales at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. The Company contracts with various commercial payor organizations, primarily health insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products. The Company estimates the rebates for payors based upon (i) its contracts with the payors and (ii) information obtained from its customers and other third parties regarding the payor mix. The Company estimates these payor rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of an accrued liability.

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
Boston, Massachusetts
March 14, 2024
Akebia Therapeutics, Inc. | Form 10-K | Page 127

AKEBIA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except per share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$42,925	$90,466
Inventories	15,691	21,568
Accounts receivable, net	39,290	40,284
Prepaid expenses and other current assets	20,243	32,864
Total current assets	118,149	185,182
Property and equipment, net	3,629	5,214
Operating right-of-use assets	12,416	29,158
Intangible asset, net	36,042	72,084
Goodwill	59,044	59,044
Other long-term assets	12,423	5,372
Total assets	$241,703	$356,054
Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$14,635	$18,021
Accrued expenses and other current liabilities	67,735	75,777
Short-term deferred revenue	—	3,738
Current portion of long-term debt	17,500	32,000
Total current liabilities	99,870	129,536
Deferred revenue, net of current portion	43,296	43,296
Long-term operating lease liabilities	8,947	28,961
Embedded debt derivative	—	760
Long-term debt, net	17,183	34,078
Liability related to sale of future royalties	54,013	57,484
Refund liability to customer	40,093	40,992
Other long-term liabilities	8,885	15,717
Total liabilities	272,287	350,824
Commitments and contingencies (Note 10)
Stockholders' (deficit) equity:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock: $0.00001 par value; 350,000,000 shares authorized at December 31, 2023 and 2022; 194,582,539 and 184,135,714 shares issued and outstanding at December 31, 2023 and 2022, respectively	2	2
Additional paid-in capital	1,578,358	1,562,247
Accumulated other comprehensive income	6	6
Accumulated deficit	(1,608,950)	(1,557,025)
Total stockholders' (deficit) equity	(30,584)	5,230
Total liabilities and stockholders' (deficit) equity	$241,703	$356,054
 The accompanying notes are an integral part of these consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-K | Page 128

AKEBIA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2023	2022
Revenues:
Product revenue, net	$170,301	$176,949
License, collaboration and other revenue	24,322	115,535
Total revenues	194,623	292,484
Cost of goods sold:
Cost of product and other revenue	38,107	49,526
Amortization of intangible asset	36,042	36,042
Total cost of goods sold	74,149	85,568
Operating expenses:
Research and development	63,079	129,986
Selling, general and administrative	100,233	138,601
License	3,237	3,175
Restructuring	181	15,933
Total operating expenses	166,730	287,695
Loss from operations	(46,256)	(80,779)
Other income (expense):
Interest expense	(6,032)	(15,687)
Other income	887	3,146
Loss on extinguishment of debt	—	(906)
Loss on termination of lease	(524)	—
Net loss before income taxes	(51,925)	(94,226)
Net loss	$(51,925)	$(94,226)
Comprehensive loss	$(51,925)	$(94,226)

Net loss per share:
Basic and diluted	$(0.28)	$(0.52)

Weighted average number of common shares outstanding:
Basic and diluted	187,465,448	182,782,680

The accompanying notes are an integral part of these consolidated financial statements.

Akebia Therapeutics, Inc. | Form 10-K | Page 129

Akebia Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
(dollars in thousands)	Shares	Amount
Balance at December 31, 2021	177,000,963	$1	$1,536,800	$6	$(1,462,799)	$74,008
Issuance of common stock, net of issuance costs	4,404,600	1	7,121	—	—	7,122
Proceeds from sale of stock under employee stock purchase plan	335,146	—	410	—	—	410
Stock-based compensation expense	—	—	17,849	—	—	17,849
Restricted stock unit vesting	2,252,565	—	—	—	—	—
Exercise of options	142,440	—	67	—	—	67
Net loss	—	—	—	—	(94,226)	(94,226)
Balance at December 31, 2022	184,135,714	$2	$1,562,247	$6	$(1,557,025)	$5,230
Issuance of common stock, net of issuance costs	6,189,974	—	6,708	—	—	6,708
Proceeds from sale of stock under employee stock purchase plan	200,194	—	85	—	—	85
Stock-based compensation expense	—	—	9,317	—	—	9,317
Restricted stock unit vesting	4,054,407	—	—	—	—	—
Exercise of options	2,250	—	1	—	—	1
Net loss	—	—	—	—	(51,925)	(51,925)
Balance at December 31, 2023	194,582,539	$2	$1,578,358	$6	$(1,608,950)	$(30,584)

The accompanying notes are an integral part of these consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-K | Page 130

Akebia Therapeutics, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2023	2022
Operating Activities:
Net loss	$(51,925)	$(94,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,585	1,654
Amortization of intangible asset	36,042	36,043
Interest expense related to sale of future royalties (non-cash)	—	6,182
Accretion of interest expense and amortization of refund liability	(2,228)	2,121
Royalty revenue from MTPC (non-cash)	(1,977)	(1,777)
Collaboration revenue in connection with the termination of the Otsuka Agreement (non-cash)	—	(9,550)
R&D expense in connection with the termination of the Otsuka Agreement (non-cash)	782	8,768
Amortization of right-of-use assets	4,219	(2,417)
Write-off on termination of Boston Lease (non-cash)	(825)	—
Loss on extinguishment of debt	—	406
Provision of inventories	1,580	30,242
Change in firm purchase commitments	1,533	(65,946)
Stock-based compensation expense	9,317	17,849
Change in fair value of embedded debt derivative	(760)	(1,060)
Changes in operating assets and liabilities:
Accounts receivable	994	11,297
Inventories	(2,542)	19,087
Prepaid expenses and other current assets	11,839	1,058
Other long-term assets	(1,361)	(5,623)
Accounts payable	(5,244)	1,501
Accrued expense and other current liabilities	(10,021)	(38,005)
Lease liabilities	(4,963)	2,311
Deferred revenue	(3,738)	4,654
Other long-term liabilities	(5,691)	2,277
Net cash used in operating activities	(23,384)	(73,154)
Investing Activities:
Purchase of property and equipment	—	(114)
Net cash provided by (used in) investing activities	—	(114)
Financing Activities:
Proceeds from refund liability to customer	—	40,000
Proceeds from the issuance of common stock, net of issuance costs	6,708	7,121
Proceeds from the sale of stock under employee stock purchase plan	85	410
Proceeds from the exercise of common stock options	1	67
Principal payments on debt	(32,000)	(33,000)
Net cash (used in) provided by financing activities	(25,206)	14,598
Decrease in cash, cash equivalents and restricted cash	(48,590)	(58,670)
Cash, cash equivalents and restricted cash at beginning of the period	93,169	151,839
Cash, cash equivalents and restricted cash at end of the period	$44,579	$93,169
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,059	$6,755
The accompanying notes are an integral part of these consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-K | Page 131

Akebia Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.NATURE OF BUSINESS
Organization
Akebia Therapeutics, Inc., referred to as Akebia or the Company, was incorporated in the State of Delaware in 2007 and became a public company in 2014. Akebia is a fully integrated commercial-stage biopharmaceutical company committed to addressing patients’ unmet needs. Our purpose is to better the life of each person impacted by kidney disease.
The Company has one commercial product in the United States, or U.S, Auryxia® (ferric citrate), which is approved by the U.S. Food and Drug Administration, or FDA, and marketed for two indications: (i) the control of serum phosphorus levels in adult patients with dialysis dependent chronic kidney disease, or DD-CKD, and (ii) the treatment of iron deficiency anemia, or IDA, in adult patients with non-dialysis chronic kidney disease, or NDD-CKD. Auryxia will lose exclusivity in the U.S. in March 2025.
Ferric citrate is also approved in Japan, and is marketed and sold by the Company's collaboration partner, as an oral treatment for the improvement of hyperphosphatemia in patients with chronic kidney disease, or CKD, including DD-CKD and NDD-CKD and for the treatment of adult patients with IDA under the trade name Riona (ferric citrate hydrate).
The Company has early to late-stage clinical programs, including vadadustat, the Company’s lead investigational product candidate. Vadadustat is an investigational oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor. In October 2023, the FDA acknowledged the Company's New Drug Application, or NDA, resubmission for vadadustat was complete, classified it as a Class 2 response and set a user fee goal date, or PDUFA date, of March 27, 2024.
Vadadustat is approved for the treatment of symptomatic anemia associated with CKD under the trade name Vafseo in the European Economic Area, or EEA, the United Kingdom, or UK, Switzerland, Australia and Taiwan in adult patients on chronic maintenance dialysis, in Korea for adult patients with CKD on hemodialysis and in Japan for adult dialysis-dependent and non-dialysis patients. The Company will continue to support its partners in preparation to launch vadadustat in Europe, Taiwan and potentially other countries to pursue our goal of enabling broad access to vadadustat for patients globally.
Since its inception, the Company has devoted most of its resources to research and development, or R&D, including its preclinical and clinical development activities, commercializing Auryxia and providing general and administrative support for these operations. The Company began recording revenue from the U.S. sales of Auryxia and revenue from sublicensing rights to Auryxia in Japan from the Company’s Japanese partners, Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd., collectively, JT and Torii, in 2018. In addition, the Company continues to explore additional development opportunities to expand its pipeline and portfolio of novel therapeutics. If the Company does not successfully commercialize vadadustat in the U.S., if approved, or any other potential product candidate, it may be unable to achieve profitability.
As of December 31, 2023, the Company had cash and cash equivalents of approximately $42.9 million. Based on its current operating plan, the Company believes that its cash resources and the cash the Company expects to generate from product, royalty, supply and license revenues will be sufficient to allow the Company to fund its current operating plan through at least twelve months from the filing of this Annual Report on Form 10-K, or Form 10-K. However, if the Company’s operating performance deteriorates significantly from the levels expected in the Company’s operating plan, or if vadadustat is not approved in the U.S., it would affect the Company’s liquidity and its ability to continue as a going concern in the future. The Company expects to finance future cash needs through product and collaboration, license and other revenue, including royalties and revenue from supply agreements. If the Company believes its resources are insufficient to satisfy its liquidity requirements, we may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions, consider other cash-generating or saving measures or a combination of these approaches or other strategic alternatives. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company or that its cash resources will fund its operating plan for the period of time anticipated by the Company, or that additional funding will be available on terms acceptable to the Company, or at all.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., or GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.
Akebia Therapeutics, Inc. | Form 10-K | Page 132

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements herein.
Certain monetary amounts, percentages and other figures included elsewhere in these consolidated financial statements have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.
Use of Estimates
The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, classification of the expenses, assets and liabilities and the disclosure of contingent assets and liabilities as of and during the reported period. On an ongoing basis, management evaluates its estimates. Management bases its estimates and assumptions on historical experience when available and on various factors, including expected business and operational changes, sensitivity and volatility associated with the assumption that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of the assets and liabilities that are not readily apparent from other sources. In certain circumstances, management must apply significant judgment in these processes. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management selects an amount that falls within that range of reasonable estimates. Although, we regularly assesses these estimates, actual results may differ materially from those estimates and changes in estimates are recorded in the period they become known.
Significant estimates and judgments reflected in these consolidated financial statements include, but are not limited to: accrued expenses, other long-term liabilities, product revenues, including various rebates, returns and reserves related to product sales, inventories, classification of expenses between cost of goods sold, R&D and selling, general and administrative, long-term assets, including the Company's right-of-use assets, intangible asset and goodwill.
Cash, Cash Equivalents and Restricted Cash
In determining cash, cash equivalents and restricted cash, the Company considers only those highly liquid investments, readily convertible to cash within 90 days from the date of purchase to be cash equivalents. As of December 31, 2023, cash and cash equivalents primarily included cash on hand and funds invested in money market funds.
Restricted cash represents amounts required to secure the outstanding letter of credit in connection with the Company’s office and laboratory space in Cambridge, Massachusetts, or the Cambridge Lease. Restricted cash is included in “other long-term assets” in the consolidated balance sheets.
The following table reconciles cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows:

	December 31,
Reconciliation of cash, cash equivalents and restricted cash (in thousands)	2023	2022
Cash and cash equivalents	$42,925	$90,466
Restricted cash included in other long-term assets	1,654	2,703
Total cash, cash equivalents and restricted cash	$44,579	$93,169
Fair Value of Financial Instruments
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, management considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. ASC Topic 820, Fair Value Measurement, establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. To the extent the valuation is based on models or inputs that are less observable in the market, the determination of fair values requires more judgment. A financial instrument categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value are:
•Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities to the reporting entity at     the measurement date.
•Level 2 – quoted prices for similar assets or liabilities in markets that are not active, or for which all significant inputs are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Akebia Therapeutics, Inc. | Form 10-K | Page 133

•Level 3 – unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
Accounts Receivable
The Company’s accounts receivable represent amounts due to the Company from product sales (see Note 11) and from its collaboration, license and other agreements (see Note 12). Reimbursable costs that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. Accounts receivable arising from product sales primarily represent amounts due from the Company's customers, net of allowances for customer discounts and chargebacks. The Company deducts trade allowances for prompt payment, among other certain discounts or chargebacks, from its accounts receivable based on its experience that the Company’s customers will earn these discounts and fees.
The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables and the overall quality and age of those invoices not specifically reviewed as well as historical payment patterns and existing economic factors. The Company believes that credit risks associated with its customers and collaboration partners are not significant. The Company's allowance for credit losses was $1.0 million and $1.1 million as of December 31, 2023 and 2022, respectively. The write-offs for the year ended December 31, 2023 and 2022 were $0.1 million and $0.4 million, respectively.
Concentrations of Risk and Off-Balance Sheet Risk
Credit Risk
Cash, cash equivalents and accounts receivable are the only financial instruments that potentially subject the Company to concentrations of credit risk. The Company maintains cash accounts principally at three financial institutions in the U.S., which at times, may exceed the Federal Deposit Insurance Corporation's limits. The Company has not experienced any losses from cash balances in excess of the insurance limit. The Company's management does not believe the Company is exposed to significant credit risk at this time due to the financial condition of the financial institutions where its cash is held.
Gross revenues and accounts receivable from each of the Company’s customers or collaboration partners who individually accounted for 10% or more of total gross revenues and/or 10% or more of total gross accounts receivable consisted of the following:

	% of Total Gross Revenues
	Years Ended December 31,
Customer	2023	2022
Fresenius Medical Care Rx	40%	34%
Cencora, Inc., formerly known as AmerisourceBergen Drug Corporation	21%	15%
McKesson Corporation	11%	—%
Cardinal Health, Inc.	10%	—%
Otsuka Pharmaceutical Co. Ltd.	—%	20%

	% of Gross Accounts Receivable
	December 31,
Customer	2023	2022
Fresenius Medical Care Rx	31%	44%
Cencora, Inc., formerly known as AmerisourceBergen Drug Corporation	25%	16%
Cardinal Health, Inc.	16%	13%
McKesson Corporation	12%	10%
Off-Balance Sheet Accounts
The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangement. See Note 9, Leases, for further details.
Manufacturing and Distribution Risk.
The Company is dependent on third-party manufacturers, logistics company and distributors to supply products for commercial activities associated with its product and product candidates, as applicable. In particular, the Company relies and
Akebia Therapeutics, Inc. | Form 10-K | Page 134

expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to the Company's product and product candidate activities. These activities, including the commercialization of Auryxia, could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs or distribution of finished product to the market.
Inventories, including Pre-Launch Inventories
The Company values its inventories at the lower-of-actual cost or net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. When the Company expects to utilize the inventory beyond one year we record it in inventories, long-term on its consolidated balance sheets.
Prior to obtaining initial regulatory approval for an investigational product candidate the Company expenses costs relating to production of pre-launch inventory as R&D expense in its consolidated statements of operations and comprehensive loss in the period incurred. After regulatory approval has been received, the Company capitalizes such inventory costs. Products used in clinical trials are expensed as R&D expense in the statement of operations and comprehensive loss.
The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess or obsolete inventory to its net realizable value in the period in which the impairment is identified through cost of product and other revenue in the consolidated statements of operations and comprehensive loss.
Additionally, the Company’s product is subject to strict quality control and monitoring that is performed throughout the manufacturing process, including release of work-in-process to finished goods. In the event that certain batches or units of product do not meet quality specifications, the Company will record a write-down of any potential unmarketable inventory to its estimated net realizable value and record the expense as cost of product and other revenue in the consolidated statements of operations and comprehensive loss.
The Company prepays for certain manufacturing costs, including the raw materials to its CMOs which are included in prepaid manufacturing on the consolidated balance sheet.
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for repairs and maintenance are expensed as incurred. Depreciation expense is recognized using the straight-line method over the estimated useful lives, which are typically:

Asset Category	Estimated Useful Life
Computer equipment and software	3 years
Furniture and fixtures	5 years	-	7 years
Laboratory and other equipment	7 years
Leasehold improvements	Shorter of the useful life or remaining lease term
Maintenance and repairs to an asset that do not improve or extend its life are charged to operations. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the Company's consolidated statements of operations and comprehensive loss.
Intangible Asset
The Company maintains a definite-lived intangible asset related to developed product rights for Auryxia. The intangible asset was initially recorded at fair value and is stated net of accumulated amortization. The Company amortizes its intangible asset that has a finite life using the straight-line method. Amortization for the Company’s intangible asset is recorded over its remaining estimated useful life, which as of December 31, 2023 is estimated to be six years.
Goodwill
Goodwill reflects the excess purchase price over the fair value of the net tangible and intangible assets acquired in a business combination.
Goodwill is evaluated for impairment on an annual basis, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The Company compares the fair value of its reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of its reporting unit, the Company would record an impairment loss equal to the difference. As described above, the Company operates in one operating segment which the Company considers to be the only reporting unit.
Akebia Therapeutics, Inc. | Form 10-K | Page 135

Impairment of Long-Lived Assets and Intangible Assets Subject to Amortization
Long-lived assets primarily include property and equipment, intangible assets. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.
The Company did not recognize any impairment losses on long-lived assets for the years ended December 31, 2023 and 2022, respectively.
Leases
The Company made an accounting policy election not to recognize leases with an initial term of twelve months or less within its consolidated balance sheets and to recognize those lease payments as an expense on a straight-line basis in its consolidated statements of operations and comprehensive loss. The Company also made the accounting policy election not to separate the non-lease components from the lease components for its building leases and, rather, account for each non-lease component and lease component as a single component.
The Company determines if an arrangement is a lease at inception. An arrangement is determined to contain a lease if the contract conveys the right to control the use of an identified property, plant or equipment for a period of time in exchange for consideration. If the Company can benefit from the various underlying assets of a lease on their own or together with other resources that are readily available, or if the various underlying assets are neither highly dependent on nor highly interrelated with other underlying assets in the arrangement, they are considered to be a separate lease component. In the event multiple underlying assets are identified, the lease consideration is allocated to the various components based on each of the component’s relative fair value.
Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the leasing arrangement. The right-of-use asset and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses the implicit rate when readily determinable and uses an estimate of its incremental borrowing rate when the implicit rate is not readily determinable based upon the available information at the commencement date of lease inception. The incremental borrowing rate is determined using a credit rating scoring model to estimate the Company’s credit rating, adjusted for collateralization. The calculation of the right-of-use asset includes any lease payments made and excludes any lease incentives. If a lease includes an option to extend or terminate the lease, the Company reflects the option in the lease term if it is reasonably certain the Company will exercise the option.
The Company’s operating leases are reflected in operating right-of-use assets, accrued expenses and other current liabilities and long-term operating lease liabilities in its consolidated balance sheets.
Derivative Financial Instruments
The Company accounts for derivative financial instruments as either equity or liabilities in accordance with ASC Topic 815, Derivatives and Hedging, or ASC 815, based on the characteristics and provisions of each instrument. Embedded derivatives are required to be bifurcated from the host instruments and recorded at fair value if the derivatives are not clearly and closely related to the host instruments on the date of issuance. Derivative instrument liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. The embedded derivatives are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense in the consolidated statements of operations and comprehensive loss. The derivative liability recorded in connection with the Company’s prior Loan Agreement with Pharmakon was classified as a liability in the Company’s consolidated balance sheets. See Note 3, Fair Value Measurements, and Note 7, Indebtedness, for more information.
Liability Related to Sale of Future Royalties
The Company accounts for the liability related to sale of future royalties as a debt financing, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability related to sale of future royalties and the debt amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. The Company will periodically assess the expected royalty payments. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. In the event the Company's estimates of future royalties are less
Akebia Therapeutics, Inc. | Form 10-K | Page 136

than the proceeds from the sale of future royalties, the Company will not recognize related non-cash interest expense. Non-cash royalty revenue is reflected as royalty revenue within License, collaboration and other revenue, and non-cash amortization of debt is reflected as interest expense in the consolidated statements of operations and comprehensive loss. See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, for more information.
Refund Liability to Customer
The Company accounts for the refund liability as a debt arrangement, which is recorded at net present value. When the funds were received from the customer, the Company recorded an initial discount on the refund liability and a corresponding deferred gain to the refund liability. The discount on the refund liability is being amortized to interest expense on the consolidated statement of operations and comprehensive loss and the deferred gain is being amortized to other income on the consolidated statement of operations and comprehensive loss over the expected term of the arrangement. See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, for more information.
Excess Firm Purchase Commitment Liabilities
At each reporting period, the Company assesses whether there are excess firm non-cancelable purchase commitment liabilities, resulting from supply agreements with third-party CMOs. The determination of excess firm purchase commitment liabilities requires judgment, including consideration of many factors, such as estimates of future product demand, current and future market conditions, impact of our loss of exclusivity, expiration and utilization of drug substance under firm purchase commitments, and contractual minimums. Inventory receipts, if any, that have been previously identified as excess are recorded as a reduction to the firm purchase commitment liability. Any changes in the firm purchase commitment liability are recorded in cost of product and other revenue in the consolidated statements of operations and comprehensive loss.
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, which applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps:
(i)identify the contract(s) with a customer;
(ii)identify the performance obligations in the contract;
(iii)determine the transaction price;
(iv)allocate the transaction price to the performance obligations in the contract; and
(v)recognize revenue when (or as) the entity satisfies a performance obligation.
The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.
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
Product Revenue, Net
The Company recognizes product revenues on sales of Auryxia primarily attributable to a limited number of customers, including wholesale distributors as well as certain specialty pharmacy providers, in the U.S., which accounts for the largest portion of the Company's total revenue. These customers resell the Company’s product to health care providers and patients. In addition to distribution agreements with customers, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s product. The Company’s payment terms are consistent with prevailing practice in the respective markets in which the Company does business. Most of the Company’s customers make payments based on contract terms, which are not affected by contingent events that could impact the transaction price. Payment terms fall within the one-year guidance for the practical expedient, which allows the Company to forgo adjustment of the contractual payment amount of consideration for the effects of a significant financing component.
Akebia Therapeutics, Inc. | Form 10-K | Page 137

The Company recognizes revenue on product sales when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon receipt of the product by the Company's customer. The Company expenses incremental costs of obtaining a contract, such as sales commissions, as and when incurred, if the expected amortization period of the asset that it would have recognized is one year or less. Sales commissions are recorded in selling, general and administrative expense in the statements of operations and comprehensive loss.
Revenue from product sales is recorded at the net sales price, or Transaction Price, which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances offered within contracts between the Company and its customers, health care providers, payors and other indirect customers relating to the Company’s sales of its products. When appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in ASC 606 for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.
The amount of variable consideration that is included in the Transaction Price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. The reserves are classified as reductions to accounts receivable, net of payable, if the trade discount and/or allowance will be credited to the customer or accrued expenses and other current liabilities or other long-term liabilities, if payable to a third-party in the consolidated balance sheets.
Trade Discounts and Allowances—The Company generally provides customers with prompt pay discounts and pay fees for distribution services, such as fees for certain data that customer's provide to the Company. Trade discounts and allowances are recorded as a reduction of revenue within the consolidated statements of operations and comprehensive loss in the period the related product revenue is recognized. The Company estimates that, based on its experience, its customers will earn these discounts and fees, and the Company will deduct the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized.
Product Returns—Consistent with industry practice, subject to certain caps for certain customers, the Company generally offers customers a limited right of return which allows for the product to be returned when the product expiry is within an allowable window, when the quantity delivered is different than quantity ordered, the product is damaged in transit prior to receipt by the customer or is subject to a recall. This right of return generally lapses once the product is provided to a patient or generally, if the bottle has been opened. The Company estimates the amount of its product sales that may be returned and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return reserve using available industry data and its own historical return information, including its visibility into the estimated inventory remaining in the distribution channel.
Provider Chargebacks and Discounts—Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s resale of the product. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel at each reporting period end that the Company expects will be sold to qualified healthcare providers, and chargebacks that customers have claimed but for which the Company has not yet issued a credit.
Commercial and Medicare Part D Rebates—The Company contracts with various commercial payor organizations, primarily health insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products. The Company estimates the rebates for commercial and Medicare Part D payors based upon (i) its contracts with the payors and (ii) information obtained from its customers and other third parties regarding the payor mix for Auryxia. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of an accrued liability.
Other Government Rebates—The Company is subject to discount obligations under state Medicaid programs and other government programs. The Company estimates its Medicaid and other government programs rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment
Akebia Therapeutics, Inc. | Form 10-K | Page 138

of a current liability which is included in accrued expenses and other current liabilities in the consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel at the end of each reporting period.
Other Incentives—The Company offers a voluntary patient co-pay assistance program, which provides financial assistance to qualified commercially insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on actual claims processed during a given period plus an estimate of the amount the Company expects to pay based on historical utilization rates for the product that has been recognized as revenue but is estimated to be remaining in in the distribution channel at the end of each reporting period.
License, Collaboration and Other Revenues
The Company enters into license and collaboration agreements within the scope of ASC 606, under which it licenses certain rights to its product candidates to third parties. The terms of these arrangements typically include the following: (i) non-refundable, up front licenses fees associated with the licensing of intellectual property; (ii) development, regulatory and commercial milestone payments; (iii) drug product the Company supplies in connection with certain license and collaboration agreements and (iv) royalties earned on net sales of licensed products.
In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, the Company implements the five-step model noted above. As part of the accounting for these arrangements, the Company develops assumptions that require judgment to determine whether the individual promises should be accounted for as separate performance obligations or as a combined performance obligation, and to determine the stand-alone selling price for each performance obligation identified in the contract. A deliverable represents a separate performance obligation if both of the following criteria are met: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.
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
Milestone Payments
At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to assess the milestone as probable of being achieved. There is considerable judgement involved in determining whether a milestone is probable of being reached at each specific reporting period. Milestone payments that are not within the control of the Company or the customer, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenues as, or when, the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.
Akebia Therapeutics, Inc. | Form 10-K | Page 139

Drug Product Supply
Collaboration and license arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as a separate performance obligation. If the Company is entitled to additional payments when the licensee exercises these options, any payments are recorded in license, collaboration and other revenues when the licensee obtains control of the goods, which is generally upon delivery.
Royalties
The Company will recognize sales-based royalties, including milestone payments based on the level of net sales, at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
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
Cost of Goods Sold
Cost of goods sold, or COGS, includes costs closely correlated or directly related to the costs to manufacture commercial drug product for Auryxia, including costs paid to the Company's contract manufacturing organizations, or CMOs, as well as indirect costs. Direct and indirect costs include fees for packaging, shipping, insurance and quality assurance, idle capacity charges, routine testing costs, routine ongoing efforts to improve existing commercial products, reserves for excess inventory, write-offs for inventory that fails to meet specifications or is otherwise no longer suitable for commercial sale, including scrap, changes in firm purchase commitment liability and royalties due to the licensor of Auryxia related to U.S. and Japan product sales recognized during the period. In addition, COGS includes the amortization of development product rights for the Auryxia intangible asset. The Company also includes personnel-related costs, including salaries and bonuses, employee benefits and stock-based compensation attributable to employees in particular functions and associated directly with the manufacturing of our commercial products.
Further, the Company includes in COGS costs to manufacture drug product provided to customers for which we have a license agreement. Cost of goods sold for a newly launched product may not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold.
Until the Company receives regulatory approval for vadadustat, the Company records expenses incurred for the manufacture of pre-launch inventory that could potentially support a U.S. launch as R&D expense. The costs associated with the pre-launch inventory for the Medice Territory was expensed to R&D through April 2023 when marketing authorization was received. The costs incurred to manufacturer vadadustat for the Medice Territory after the marketing approval in the Medice Territory is capitalized in inventory.
Therefore, the pre-launch inventory costs are not included in COGS.
Research and Development Expenses
R&D costs are expensed as incurred. Internal R&D expenses are comprised of costs incurred in providing R&D activities, including salaries and bonuses, employee benefits, stock-based compensation for personnel engaged in R&D activities. In addition, they include facility costs, including the laboratory and an allocation of office space for utilization by R&D staff, depreciation expense on the laboratory equipment as well as other direct costs such as lab supplies and equipment.
External R&D costs include development of potential new manufacturing processes and methods for both commercial and non-commercial products, conceptual formulation and design of possible product and process alternatives, research compounds and clinical manufacturing costs, costs incurred for consultants and other outside services, such as data
Akebia Therapeutics, Inc. | Form 10-K | Page 140

management and statistical analysis support and materials and supplies used in support of the clinical and preclinical programs and costs paid to clinical resource organizations, or CRO, including investigative sites that conduct the Company's clinical trials.
Non-refundable advance payments for goods and services for both Auryxia and vadadustat are recorded in prepaid and other current assets in the consolidated balance sheets and expensed when the activity is performed or when the goods are received. In addition, the costs associated with pre-launch inventory, including the cost of raw materials, costs paid to contract manufacturers for inventory manufacturing, freight and custom charges for vadadustat are expensed as R&D prior to regulatory approval. For the years ended December 31, 2023 and 2022, material and production related costs of pre-approval inventory recorded to R&D was $6.4 million and $7.6 million, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation related to commercial, marketing, executive, finance and accounting, information technology, corporate and business development and human resource functions. Other SG&A expenses include costs for marketing initiatives for the Company's commercial products, market research and analysis on the Company's commercial and product and potential product candidates, conferences and trade shows, travel expenses, professional services fees (including legal, patent, accounting, audit, tax, and consulting fees), insurance costs, general corporate expenses and allocated facilities-related expenses, including rent and maintenance of facilities. Costs associated with advertising are expensed in the period incurred and are included in selling, general and administrative expenses. For the years ended December 31, 2023 and 2022, advertising expenses totaled $1.0 million and $6.7 million, respectively, all related to the Company's U.S. sales of its commercial product Auryxia.
Patent Costs
All patent-related costs incurred in connection with the filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Such amounts incurred are classified as SG&A expenses in the accompanying consolidated statements of operations and comprehensive loss.
Stock-Based Compensation
The Company’s stock-based compensation program allows for grants of common stock options, restricted stock awards, performance-based restricted stock units, or PSUs, stock appreciation rights, or SARs and restricted stock units. Grants are awarded to employees and non-employees, including directors.
The Company accounts for its stock-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees and non-employees, including modifications to existing stock awards, to be recognized in the statements of operations and comprehensive loss based on their fair values. The Company estimates the fair value of options granted using the Black-Scholes option pricing model, or Black-Scholes. The Company uses the market price at the time of grant to determine the fair value of restricted stock awards and performance-based restricted stock awards.
The Black-Scholes option pricing model requires the input of certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Prior to 2017, due to the lack of company-specific historical and implied volatility data for trading the Company’s stock in the public market, the Company had based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility was calculated based on a period of time commensurate with the expected term assumption. The Company uses the simplified method as prescribed by the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected term is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population. For options granted to non-employees, the Company utilizes the contractual term of the arrangement as the basis for the expected term assumption. The risk-free interest rate is based on U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company recognizes forfeitures as they occur.
The Company’s stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term, and is adjusted for pre-vesting forfeitures in the period in which the forfeitures occur. Compensation expense related to awards to employees and non-employees with performance-based vesting conditions is recognized based on the grant date
Akebia Therapeutics, Inc. | Form 10-K | Page 141

fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.
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
Income Taxes
Income taxes are recorded in accordance with FASB Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. All deferred taxes as of December 31, 2023 and 2022 are classified as non-current within the income tax provision. See Note 15, Income Taxes, for further information.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2023 and 2022, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation common stock options, stock appreciation rights, warrants and RSUs as well as restricted stock, if the Company was to issue any, are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented. Diluted net income per share is calculated by dividing the net income by the weighted-average common shares outstanding for the period, including any dilutive effect from outstanding options, warrants, restricted stock and RSUs using the treasury stock method.
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or CODM, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates its business in a single segment and as one reporting unit, which is how its chief operating decision maker (who is the Company's president and chief executive officer) reviews financial performance and allocates resources. The Company views its operations as and manages its business in one operating segment.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public companies to annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating ASU 2023-09 and does not expect it to have a material effect on the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the CODM and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. The Company is currently reviewing the impact that the adoption of ASU 2023-07 may have on its consolidated financial statements and disclosure.
Akebia Therapeutics, Inc. | Form 10-K | Page 142

3.FAIR VALUE MEASUREMENTS
The tables below present certain assets and liabilities measured at fair value categorized by the level of input used in the valuation of each asset and liability (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,504	—	—	$1,504

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$52,442	—	—	$52,442
Long-term liability:
Embedded debt derivative	—	—	$760	$760
Cash and cash equivalents —Money market funds included within cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Embedded debt derivative —As described in Note 7, Indebtedness, the Company’s prior Loan Agreement with Pharmakon contained certain provisions that change the underlying cash flows of the debt instrument, including the acceleration of the obligations under the Pharmakon Loan Agreement under certain events of default, and under certain circumstances, the application of a default interest rate on all outstanding obligations during the occurrence and continuance of an event of default. The Company concluded that these features of the Pharmakon Loan Agreement represent a single compound embedded debt derivative required to be bifurcated from the debt host instrument and re-measured at fair value on a quarterly basis. The Company classified the embedded debt derivative as a non-current liability in its consolidated balance sheets.
The estimated fair value of the derivative liability on both December 31, 2023 and 2022 was determined using a scenario-based approach and discounted cash flow model that includes principal and interest payments under various cash flow assumptions. Should the Company’s assessment of the probabilities around these scenarios change, including for changes in market conditions, there could be a change to the fair value of the embedded debt derivative. The determination of the fair value of the embedded debt derivative includes inputs not observable in the market and as such, represents Level 3 measurement. The methodology utilized requires inputs based on certain subjective assumptions, specifically, probabilities of acceleration of the obligations under the Pharmakon Loan Agreement by Pharmakon under certain events of default.
The following table reconciles the fair value of the embedded debt derivative (in thousands):

Balance at December 31, 2022	$760
Change in fair value, recorded as other income	(760)
Balance at December 31, 2023	$—
4.INVENTORIES AND PREPAID MANUFACTURING
Akebia Therapeutics, Inc. | Form 10-K | Page 143

Inventories consists of the following (in thousands):

	December 31,
Inventories, current:	2023	2022
Work-in-process	$4,297	$7,892
Finished goods	11,394	13,676
Inventories, current	$15,691	$21,568
Long-term inventories included in other long-term assets:
Raw materials	1,143	610
Work-in-process	8,260	—
Inventories, long-term	$9,403	$610
Total inventories	$25,094	$22,178
For the period ended December 31, 2023 and 2022, inventories consisted primarily of inventories related to the Company's commercial product, Auryxia. As of December 31, 2023, the Company had $0.5 million of prepaid manufacturing costs for Auryxia drug substance and manufacturing costs. The Company did not have any prepaid manufacturing related to Auryxia as of December 31, 2022.
Inventory written down for Auryxia as a result of excess, obsolescence, scrap or other reasons charged to cost of product and other revenue in the consolidated statements of operations and comprehensive loss totaled approximately $1.6 million and $30.2 million during the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, the Company recorded $4.3 million of lowered cost of product and other revenue due to the Company's ability to commercially sell inventory previously written down to zero, its then net realizable value. As of December 31, 2023, the Company has an additional $12.3 million of inventory previously written down inventory to its then net realizable value of zero for drug product that may be salable in future periods.
Pre-Launch Inventory
The Company records advance payments for vadadustat active pharmaceutical ingredient, or API, or drug substance (raw materials) it expects to use for the potential U.S. launch and Medice Territory as prepaid manufacturing costs. Upon the quality release of the vadadustat batches and transfer of title to the Company from the CMO, the cost of the pre-launch inventory, including the manufacturing costs is expensed to R&D. As of December 31, 2023, the Company had $14.0 million of prepaid manufacturing costs for vadadustat drug substance expected to be used in the potential U.S. launch of vadadustat included in prepaid expenses and other current assets on the consolidated balance sheet. See Note 6, Additional Balance Sheet Detail, for further information.
5.INTANGIBLE ASSET AND GOODWILL
Intangible Asset
Intangible asset, net of accumulated amortization, prior impairments and adjustments as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023			December 31, 2022
Intangible asset:	Gross Carrying Value	Accumulated Amortization	Net Book Value	Net Book Value	Estimated Useful Life
Developed product rights for Auryxia	$214,705	$(178,663)	$36,042	$72,084	6 years
The Company recorded $36.0 million in amortization expense during each of the years ended December 31, 2023 and 2022 related to the developed product rights for Auryxia.
Goodwill
As of December 31, 2023 and 2022, the Company had goodwill of $59.0 million recorded in connection with the December 2018 merger with Keryx. The Company has not identified any goodwill impairment to date.
6.ADDITIONAL BALANCE SHEET DETAIL
Prepaid expenses and other current assets are as follows (in thousands):
Akebia Therapeutics, Inc. | Form 10-K | Page 144

	December 31,
Description	2023	2022
Prepaid manufacturing	$14,489	$15,615
Other	5,754	17,249
Total prepaid expenses and other current assets	$20,243	$32,864
See Note 4, Inventories, for further information on prepaid manufacturing expenses.
Accrued expenses and other current liabilities are as follows (in thousands):

	December 31,
Description	2023	2022
Product revenue allowances	$22,940	$26,268
Product return reserves, current portion	5,420	7,789
Compensation and related benefits	8,216	11,894
Accrued manufacturing costs	5,555	4,310
BioVectra termination fees, current portion	7,500	—
Operating lease liabilities, current portion	4,491	4,744
Royalties due to Panion	3,989	3,804
Liability related to sale of future royalties, current portion	2,048	—
Professional fees	1,909	1,886
Clinical trial costs	328	5,755
Restructuring costs, current portion	737	2,751
Other	4,602	6,576
Total accrued expenses and other current liabilities	$67,735	$75,777
Other long-term assets are as follows (in thousands):

	December 31,
Description	2023	2022
Long-term inventories	$9,403	$610
Restricted cash	1,654	2,703
Other	1,366	2,059
Total other long-term assets	$12,423	$5,372
See Note 4, Inventories, for further information on long-term inventories.
7.INDEBTEDNESS
Entry into BlackRock Loan Facility
On January 29, 2024, the Closing Date, the Company entered into the Agreement for the Provision of a Loan Facility, or the BlackRock Credit Agreement, with Kreos Capital VII (UK) Limited, or Kreos, which are funds and accounts managed by BlackRock Inc., collectively, BlackRock, and provides for a senior secured term loan facility in the aggregate principal amount of up to $55.0 million, or the Term Loan Facility. The Term Loan Facility is available in three tranches (i) Tranche A — $37.0 million was funded on the Closing Date and used to repay the Pharmakon Term Loans; (ii) Tranche B — $8.0 million is available in a single draw through December 31, 2024, and (ii) Tranche C — $10.0 million is available in a single draw through December 31, 2024, collective the Term Loans. Tranche B and C are available subject to certain conditions, including the Company's receipt of marketing approval for vadadustat from the FDA and in the case of Tranche C, receipt of a certain amount of cumulative gross cash proceeds after the Closing Date in the form of equity or equity linked securities in one or more series of transactions.
The BlackRock Term Loan Facility has an initial maturity date of March 31, 2025, which will be automatically extended to January 29, 2028, if Company receives FDA approval for vadadustat on or prior to June 30, 2024, or the BlackRock Maturity Date. The Company is required to make interest-only payments until December 31, 2026, after which the Company will begin paying equal monthly principal on the first calendar day of each month, or the BlackRock Interest Only Period. In the event of certain prespecified events, the repayment schedule will be accelerated. For example, if FDA approval of vadadustat is not
Akebia Therapeutics, Inc. | Form 10-K | Page 145

obtained on or prior to June 30, 2024, the BlackRock Interest Only Period will automatically terminate on October 1, 2024, and the Company will be required to repay the Term Loans in seven equal monthly payments (comprised of principal and interest), commencing on October 1, 2024 and ending on the BlackRock Maturity Date.
The Term Loan Facility will accrue interest at a floating annual rate equal to the sum of (i) term Secured Overnight Financing Rate, or SOFR, for a tenor of one month (subject to a floor of 4.25% per annum) plus (ii) a margin of 6.75% per annum (subject to an overall cap of 15.00% per annum on the all-in interest rate). During the continuance of any payment event of default under the BlackRock Credit Agreement, the interest rate on such overdue sum will automatically increase by an additional 3.0% per annum, and may be subject to an additional late fee of 2.0% of such overdue sum. The Term Loan Facility also includes transaction fees ranging from 1.00% to 1.25% of the draw down amount as well exit fees of 0.75% of the amount funded to the relevant tranche.
If the Company prepays the outstanding loan prior to maturity, it will be required to pay a prepayment fee ranging from 1.0% to 4.0% of the amount prepaid. If prepayment is made during the first year, the Company also is required to pay the amount of otherwise due interest payments for the twelve-month period following prepayment.
The BlackRock Term Loan Facility is secured by substantially all of the existing and after-acquired assets of the Company, including intellectual property. The BlackRock Credit Agreement requires the Company to (i) maintain a minimum aggregate cash balance of $15.0 million in one or more controlled accounts or (ii) trailing twelve-month revenue of $150.0 million, both of which are measured monthly. The BlackRock Credit Agreement contains various affirmative and negative covenants that limit the Company's ability to enter into certain transactions.
On the Closing Date, Kreos Capital VII Aggregator SCSp, an affiliate of Kreos, or the Warrant Holder, received a warrant to purchase 3,076,923 shares of the Company’s common stock, at an exercise price per share of $1.30, and upon borrowing of Tranche C, the Company will become obligated to issue additional warrants to purchase 1,153,846 shares of the Company’s common stock at an exercise price per share of $1.30 . Each warrant shall be exercisable for eight years from the date of issuance.
The Company's net proceeds from the Tranche A Loan were approximately $34.5 million, after deducting debt issuance costs, fees and expenses. The amounts classified on the consolidated balance sheet as of December 31, 2023, are reflective of the current and long-term portions due under the repayment schedule due to Blackrock.
Other Agreements Accounted for as Debt
The Company has a liability related to the sale of future liabilities which is accounted for as a debt arrangement. See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, for further information.
The Company has a refund liability with Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor, which is also accounted for as a debt arrangement. See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, for further information.
Pharmakon Term Loan (Extinguished January 29, 2024)
On November 11, 2019, the Company, with Keryx as guarantor, entered into a loan agreement, or the Pharmakon Loan Agreement, with BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, and a Guaranty and Security Agreement with the Collateral Agent. BioPharma Credit PLC subsequently transferred its interest in the loans, solely in its capacity as a lender, to its affiliate, BPCR Limited Partnership. The Collateral Agent and the lenders are collectively referred to as Pharmakon. The Pharmakon Loan Agreement, as amended, consisted of a secured term loan facility in an aggregate amount of up to $100.0 million, or Pharmakon Term Loans, which was made available under two tranches: (i) Tranche A — $80.0 million and (ii) Tranche B —the second tranche of $20.0 million. On November 25, 2019, the Company drew $77.3 million on Tranche A, net of fees and expenses of $2.7 million. On December 10, 2020, the Company drew $20.0 million on Tranche B, net of immaterial lender expenses and issuance costs.
On July 15, 2022, or Second Amendment Effective Date, the Company prepaid $25.0 million of the then outstanding principal, $5.0 million on Tranche A and $20.0 million on Tranche B as well as a $0.5 million prepayment fee under the terms of the Pharmakon Loan Agreement. During the year ended December 31, 2022, the Company recorded a debt extinguishment loss of $0.9 million. As of December 31, 2023, the Company had $35.0 million of principal outstanding.
The Pharmakon Term Loans, as amended, bore interest through maturity at a variable rate based on the three month SOFR plus a SOFR adjustment of 0.30% plus 7.50%. The SOFR interest rate was capped at 3.35% through October 31, 2023, the date of the Fourth Amendment to the Pharmakon Loan Agreement, or Fourth Amendment. As of December 31, 2023, the three-month SOFR rate was no longer subject to the SOFR cap, therefore, the Company's interest rate was 13.13%. The Company recognized approximately $6.0 million and $9.5 million of interest expense related to the Pharmakon Loan Agreement during
Akebia Therapeutics, Inc. | Form 10-K | Page 146

the years ended December 31, 2023 and 2022, respectively. Unamortized discount and issuance costs were $0.3 million as of December 31, 2023.
The Company was required to make equal quarterly principal payments that started on the 33rd-month anniversary of the applicable Funding Date until November 25, 2024, or Original Maturity Date. The Fourth Amendment, which the Company entered into on October 31, 2023, extended the maturity date to March 31, 2025, or New Maturity Date, and revised the principal payments to monthly principal payments starting in October 2024 on the remaining principal balance of $35.0 million. During the year ended December 31, 2023, the Company made quarterly principal payments totaling $32.0 million under the Pharmakon Term Loans.
The Pharmakon Loan Agreement was secured by a first priority lien on certain assets of the Company, including Auryxia and certain related assets, cash and certain equity interests held by the Company. The Pharmakon Loan Agreement contained various affirmative and negative covenants, including that limit the Company's ability to engage in specified types of transactions and require the Company to maintain one or more controlled cash accounts. In addition, the Pharmakon Loan Agreement, as amended, required the Company to (i) report quarterly minimum net Auryxia sales for the trailing twelve-month period of $85.0 million, (ii) in certain instances maintain an annual minimum liquidity threshold and (iii) not be subject to any qualification as to going concern in its Annual Reports on Form 10-K. If an event of default occurred, including a qualification as a going concern, and was continuing under the Pharmakon Loan Agreement, the Collateral Agent would have been entitled to take enforcement action, including acceleration of amounts due under the Pharmakon Loan Agreement. Under certain circumstances, a default interest rate would have applied on all outstanding obligations during the occurrence and continuance of an event of default. As of December 31, 2023 and 2022, the Company was in compliance with the covenants under the Pharmakon Loan Agreement.
Future principal payments pursuant to the contractual terms of the Pharmakon Loan Agreement, as amended, as of December 31, 2023 were as follows (in thousands):

Years ended December 31,	Amounts
2024	$17,500
2025	17,500
Total before unamortized discount and issuance costs	35,000
Less: unamortized discount and issuance costs	(317)
Total term loans	$34,683
As it relates to the Pharmakon Loan Agreement, the Company concluded the contingent put and call features that could require mandatory repayment upon the occurrence of an event of default, default interest rates to be payable and certain other events represent an embedded derivative required to be bifurcated from the debt host instrument and accounted for separately and re-measured at fair value on a quarterly basis. The fair value of the derivative liability related to the Company’s Pharmakon Loan Agreement was $0 and $0.8 million as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company recognized a $0.8 million and $1.1 million gain, respectively, in other income in the consolidated statements of operations and comprehensive loss related to the decrease in the fair value of the embedded debt derivative.
On January 29, 2024, using the proceeds from the BlackRock Credit Agreement, the Company paid the then current outstanding principal balance under the Pharmakon Term Loan of $35.0 million, plus the outstanding interest and a prepayment fee of $0.2 million.
8.DEFERRED REVENUE, REFUND LIABILITY AND LIABILITY RELATED TO SALE OF FUTURE ROYALTIES
CSL Vifor License Agreement
Summary of Agreement
On February 18, 2022, the Company entered into a Second Amended and Restated License Agreement, or the Vifor Agreement, with CSL Vifor which amended and restated the License Agreement dated as of May 12, 2017, or the Original License Agreement. The Vifor Agreement grants CSL Vifor an exclusive license to sell vadadustat to Fresenius Kidney Care Group LLC, an affiliate of Fresenius Medical Care North America, or FMCNA, and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by the Company, to independent dialysis organizations that are members of certain group purchasing organizations and certain non-retail specialty pharmacies, collectively, the Supply Group, in the U.S., or Vifor Territory. The Company plans to market vadadustat in the U.S., if approved, including to the Supply Group, and sell vadadustat directly to organizations outside the Supply Group. CSL Vifor has agreed that it would not sell or otherwise supply vadadustat until the FDA has granted regulatory approval for vadadustat for the treatment of anemia due to
Akebia Therapeutics, Inc. | Form 10-K | Page 147

CKD in adult patients with DD-CKD in the Vifor Territory and until CSL Vifor has entered a supply agreement with the applicable member of the Supply Group.
The Vifor Agreement is structured as a profit share arrangement between the Company and CSL Vifor in which the Company will receive approximately 66% of the profit, net of certain pre-specified costs. In addition, CSL Vifor made an upfront payment to the Company of $25.0 million in February 2022 in connection with the amendment and restatement of the Vifor Agreement, which was recorded as long-term deferred revenue in the accompanying consolidated balance sheet.
Unless earlier terminated, the Vifor Agreement will expire upon the later of the expiration of all patents that claim or cover vadadustat or expiration of marketing or regulatory exclusivity for vadadustat in the Vifor Territory. CSL Vifor may terminate the Vifor Agreement in its entirety upon thirty months' prior written notice after the first anniversary of the receipt of regulatory approval, if approved from the FDA for vadadustat for dialysis-dependent CKD patients. The Company may terminate the Vifor Agreement in its entirety for convenience, following the earlier of a certain period of time elapsing or following certain specified regulatory events, and upon six months’ prior written notice. If the Company so terminates for convenience, subject to specified exceptions, the Company will pay a termination fee to CSL Vifor. In addition, either party may, subject to a cure period, terminate the Vifor Agreement in the event of the other party’s uncured material breach or bankruptcy.
Investment Agreements
In connection with the Original License Agreement, in May 2017, the Company sold an aggregate of 3,571,429 shares of the Company’s common stock, or 2017 Shares, to CSL Vifor at a price per share of $14.00 for a total of $50.0 million.
In February 2022, in connection with the Vifor Agreement, the Company sold an aggregate of 4,000,000 shares of its common stock, or 2022 Shares, to CSL Vifor for a price per share of $5.00 for a total of $20.0 million.
The $18.3 million representing the premium over the closing stock price, or $4.7 million for the 2017 Shares and $13.6 million for the 2022 Shares, represent consideration related to the Vifor Agreement.
CSL Vifor agreed to a lock-up restriction to not sell or otherwise dispose of the 2017 Shares or the 2022 Shares for a period of time, which restrictions have expired with respect to both the 2017 Shares and the 2022 Shares. The 2017 Shares and 2022 Shares are subject to standstill agreement and are subject to voting agreements. The 2017 Shares and 2022 Shares have not been registered pursuant to the Securities Act of 1933, as amended, or the Securities Act, and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder as the transaction did not involve any public offering within the meaning of Section 4(a)(2) of the Securities Act.
Deferred Revenue Recognition
The Company evaluated the elements of the Vifor Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, CSL Vifor, is a customer. The Company identified one performance obligation under the Vifor Agreement at inception, which is the non-sublicensable, non-transferrable license under certain of the Company’s intellectual property to (i) sell vadadustat solely to the Supply Group, (ii) sell vadadustat to Designated Wholesalers solely for resale to members of the Supply Group, (iii) conduct medical affairs with respect to vadadustat in the Vifor Territory in the field during the term of the Vifor Agreement and (iv) use the Akebia Trademark solely in connection with the sale of vadadustat.
The transaction price of $43.3 million was comprised of the up-front payment of $25.0 million and the premiums paid by CSL Vifor on the First Investment Agreement and Second Investment Agreement of $4.7 million and $13.6 million, respectively. Pursuant to the Vifor Agreement, these payments are non-refundable and non-creditable against any other amount due to the Company. However, if the Centers for Medicare & Medicaid Services, or CMS, determines that vadadustat is excluded from the Transitional Drug Add-on Payment Adjustment, or TDAPA, the Company can terminate the Vifor Agreement and will be required to repay the up-front payment and the premiums paid by CSL Vifor on the First Investment Agreement and the Second Investment Agreement. Given the uncertainty associated with a potential future approval of vadadustat by the FDA, and whether, if approved, vadadustat would be included in certain reimbursement bundles by CMS, the Company constrained the entire transaction price at inception. Until the license is delivered, the transaction price of $43.3 million will remain in long-term deferred revenue in the accompanying consolidated balance sheets. (see Note 12, License, collaboration and other revenue for further information)
Refund Liability to Customer/Working Capital Fund
Pursuant to the Vifor Agreement, CSL Vifor contributed $40.0 million to a working capital fund, or Working Capital Fund, established to fund approximately 50% of the Company’s costs of purchasing vadadustat from its contract manufacturers for the supply of vadadustat for the Vifor Territory already delivered or to be delivered to the Company through the end of 2023. The amount of the Working Capital Fund will be reviewed at specified intervals and is adjusted based on a number of factors including outstanding supply commitments for vadadustat for the Vifor Territory and agreed upon vadadustat inventory levels held by the Company for the Vifor Territory. Upon termination or expiration of the Vifor Agreement for any reason other than
Akebia Therapeutics, Inc. | Form 10-K | Page 148

convenience by CSL Vifor (including following receipt of the CRL for vadadustat), the Company will be required to refund the outstanding balance of the Working Capital Fund on the date of termination or expiration.
The Company has determined that the working capital fund does not represent an obligation to transfer goods or services to CSL Vifor in the future and thus under ASC 606 was recorded as a refund liability. The refund liability is considered a debt arrangement with zero coupon interest and the Company imputes interest on the refund liability at a rate of 15.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield and the expected repayment period. On March 18, 2022, when the $40.0 million was received from CSL Vifor, the Company recorded an initial discount on the refund liability to the customer and a corresponding deferred gain to the refund liability to customer in the consolidated balance sheet. The discount on the note payable is being amortized to interest expense using the effective interest method over the expected term of the Vifor Agreement. The deferred gain is being amortized to interest income on a straight-line basis over the expected term of the Vifor Agreement. The amortization of the discount was $3.1 million and $3.4 million for the years ended December 31, 2023 and 2022, respectively. The amortization of the deferred gain was $4.0 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the $40.1 million total refund liability is classified as a long-term liability based on management's estimated timing of the repayment of the refund liability to Vifor exceeding one year.
Liability Related to Sale of Future Royalties
In February 2021, the Company entered into a royalty interest acquisition agreement with HealthCare Royalty Partners IV, L.P., or HCR, or Royalty Agreement, pursuant to which the Company sold to HCR its right to receive royalties and sales milestones for vadadustat in Japan and certain other Asian countries, such countries collectively, the MTPC Territory, and such payments collectively the Royalty Interest Payments, in each case, payable to the Company under the MTPC Agreement. The Royalty Interest Payments are subject to an annual maximum “cap” of $13.0 million, after which the Company will receive 85% of the Royalty Interest Payments for the remainder of that year. The Royalty Interest Payments are also subject to an aggregate maximum “cap” of $150.0 million, after which the Royalty Interest Payments will revert back to the Company.
The Company was eligible to receive an additional $5.0 million in each year from 2021 through 2023 under the Royalty Agreement if specified annual sales milestones were achieved for vadadustat in the MTPC Territory, subject to the satisfaction of certain customary conditions. The sales milestones for vadadustat in the MTPC Territory were not achieved for 2023, 2022 or 2021. The Company retains the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. The Royalty Agreement will terminate on the earlier of the date on which HCR has received (i) the last Royalty Interest Payment or (ii) payment by the Company of an amount equal to the Aggregate Cap minus the aggregate amount of all Royalty Interest Payments actually received by HCR.
At the transaction date, the Company recognized the proceeds received from HCR of $44.8 million (net of certain transaction expenses) as a liability and is amortizing it using the effective interest method over the life of the arrangement. The liability related to sale of future royalties and the debt amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. In the event the Company's estimates of future royalties are less than the proceeds from the sale of future royalties, the Company will not recognize related non-cash interest expense. On a quarterly basis, the Company assesses the expected royalty payments. The annual effective interest rate as of December 31, 2023 was 0% and, therefore the Company did not recognize any non-cash interest expense in the consolidated statements of operations and comprehensive loss. As a result of the Company's ongoing involvement in the cash flows related to the royalties and sales milestones in the MTPC Territory, the Company will continue to account for the royalties received as non-cash royalty revenue which is reflected within license, collaboration and other revenue in the consolidated statements of operations and comprehensive loss.
During the year ended December 31, 2023 and 2022, the Company paid $2.0 million and $1.8 million of royalties to HCR and as of year end the balances were is as follows (in thousands):

	December 31,
Liability related to the sale of future royalties:	2023	2022
Current portion (included in accrued expenses and other current liabilities)	$2,048	$—
Long-term portion	54,013	57,484
Total liability related to sale of future royalties	$56,061	$57,484
The Royalty Agreement requires the Company to take certain actions, including actions with respect to the Royalty Interest Payments, the MTPC Agreement, and the Company's intellectual property. The Royalty Agreement also contains certain representations and warranties, covenants, indemnification obligations, events of default and other provisions that are
Akebia Therapeutics, Inc. | Form 10-K | Page 149

customary for a royalty monetization transaction of this nature. In addition, the Company granted HCR a precautionary security interest in connection with the Royalty Interest Payments.
MTPC Supply Agreement
See Note 12, License, Collaboration and Other Revenues, for further information on short-term deferred revenue as of December 31, 2022 that was recognized during the year ended December 31, 2023.
9.     LEASES
Cambridge Leases
Under the Cambridge Lease, the Company leases approximately 65,167 square feet of office, storage and laboratory space in Cambridge, Massachusetts, which are non-cancelable operating leases. 5,951 square feet of the laboratory space is set to expire on January 31, 2025, with an extension option for one additional period through September 11, 2026 and 59,216 office and storage space are set to expire on September 11, 2026, with one five-year extension option available. In addition to rent, certain leases require the Company to pay additional amounts for taxes, insurance, maintenance, and other operating expenses.
All of the Company's leases are classified as operating leases. The renewal option in this real estate lease was not included in the calculation of the operating lease asset and operating lease liability as the renewal is not reasonably certain. The lease agreements do not contain residual value guarantees. The components of lease right-of-use assets and lease liabilities are included in the consolidated balance sheets. Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate when measuring operating lease liabilities. In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.65% to 6.94%, which were based on the remaining lease term at either the date of adoption of ASC 842, Leases, or the effective date of any subsequent lease term extensions. As of December 31, 2023, the remaining lease term for the Cambridge Leases was 2.70 years.
Operating lease costs were $5.7 million and $7.1 million for the years ended December 31, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of operating lease liabilities were $5.9 million and $7.2 million for the years ended December 31, 2023 and 2022, respectively. The security deposit in connection with the Cambridge Lease is $1.7 million in the form of a letter of credit, which is included as restricted cash in other long-term assets in the Company's consolidated balance sheet as of December 31, 2023.
Sublease and Former Boston Lease
Previously, the Company leased 27,924 square feet of office space in Boston, Massachusetts, or the Boston Lease, under a non-cancelable operating lease that was set to expire in July 2031. The Company subleased the entire Boston Lease, effective October 2019 through February 2023. The Company recorded $0.3 million and $1.8 million in rental income as other income in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2023 and 2022, respectively.
In May 2023, pursuant to a Lease Assignment Agreement, or the Lease Assignment Agreement, the Company assigned all of its rights, title, and interest in, to, and under the Boston Lease to LG Chem Life Sciences Innovation Center, Inc., or LG Chem, and made a payment to LG Chem of $1.3 million. As of May 2023, LG Chem assumed all of the rights and obligations of the Company under the Boston Lease and the Company has no further obligations for rent or other payments under the Boston Lease. In accordance with ASC 842, Leases, the Company wrote off the right-of-use asset and lease liability associated with the Boston Lease, and recognized the difference between the right-of-use asset and the lease liability offset by the $1.3 million payment as a loss on lease termination in the consolidated statements of operations and comprehensive loss of $0.5 million. Under the terms of the Lease Assignment Agreement the Company was entitled to, and received back, its security deposit of $1.0 million which had been recorded as restricted cash in other long-term assets in the Company's consolidated balance sheet as of December 31, 2022.
Akebia Therapeutics, Inc. | Form 10-K | Page 150

Future Lease Commitments
Future commitments under non-cancelable Cambridge Leases are as follows (in thousands):

Operating Leases
2024	$5,261
2025	5,819
2026	3,613
Total lease commitments	$14,693
Less: present value adjustment	(1,255)
Current and long-term operating lease liabilities	$13,438
10.COMMITMENTS AND CONTINGENCIES
Manufacturing and Unconditional Purchase Commitment Agreements
Siegfried Manufacturing
The Company's contractual obligations include a commercial supply agreement with Siegfried Evionnaz, or Siegfried, to supply commercial drug substance for Auryxia. The Company and Siegfried entered into a Master Manufacturing Services and Supply Agreement, most recently amended in February 2023, or the Siegfried Agreement, under which the Company has agreed to purchase a minimum quantity of drug substance of Auryxia, annually at a predetermined price. As of December 31, 2023, the Company had a minimum total commitment of approximately $29.6 million through the end of 2026.
The term of the Siegfried Agreement was set to expire on December 31, 2024, subject to the Company’s option to extend the term through December 31, 2026. The Company provided Siegfried with written notice of its election to extend the term of the Siegfried Agreement through December 31, 2026. The Siegfried Agreement provides the Company and Siegfried with certain early termination rights.
In connection with the extension of the Siegfried Agreement and the related increase in contractual purchase commitments, the Company recorded an excess firm purchase commitment liability in other long-term liabilities of $1.5 million and corresponding expense to cost of product and other revenue during the year ended December 31, 2023.
Patheon Manufacturing
In March 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement, under which Patheon will manufacture vadadustat drug product for commercial use under a volume-based pricing structure through June 30, 2025, renewing annually unless either party gives the other party eighteen months' prior written notice. Under the Patheon Agreement, the Company agreed to purchase from Patheon a certain percentage of the estimated global demand for vadadustat drug product based on certain quarterly and annual forecasts provided by the Company. As of December 31, 2023, the Company had no minimum commitment with Patheon, however, as estimated global demand fluctuates, the Company may have future obligations under the Patheon Agreement.
WuXi STA Manufacturing
In April 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, or, as amended, the WuXi STA DS Agreement. Under the WuXi STA DS Agreement, WuXi STA will manufacture vadadustat drug substance for commercial use under a volume-based pricing structure through April 2, 2024. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for vadadustat drug substance from WuXi STA. As of December 31, 2023, the Company has committed to purchase $13.4 million of vadadustat drug substance from WuXi STA through the end of 2024.
On February 10, 2021, the Company entered into a Supply Agreement with WuXi STA, or the WuXi STA DP Agreement, under which WuXi STA will manufacture and supply vadadustat drug product for commercial purposes under a volume-based pricing structure through February 10, 2025. The vadadustat drug product price is reviewed annually by the Company and WuXi STA. The Company also reimburses WuXi STA for certain reasonable expenses. Pursuant to the WuXi STA DP Agreement, the Company has agreed to purchase a certain percentage of global demand for vadadustat drug product from WuXi STA. The WuXi STA DP Agreement may be renewed or extended by mutual agreement of the Company and WuXi STA with at least eighteen months’ prior written notice. The WuXi STA DP Agreement allows the Company to terminate the relationship on 180 calendar days’ prior written notice to WuXi STA for any reason. In addition, each party has the ability to terminate the WuXi STA DP Agreement upon the occurrence of certain conditions.
Akebia Therapeutics, Inc. | Form 10-K | Page 151

Esteve - Assigned Supply Agreement
On April 9, 2019, the Company and Esteve Química, S.A., or Esteve, entered into a Supply Agreement, or the Esteve Agreement, which included the terms and conditions under which Esteve would manufacture vadadustat drug substance for commercial use under a volume-based pricing structure. On December 16, 2022, the Company, MTPC, and Esteve executed the Esteve Assignment Agreement, pursuant to which the Esteve Agreement was assigned to MTPC. The Esteve Assignment Agreement transferred the rights and obligations of the Esteve Agreement to MTPC, specifically including the obligations under certain purchase orders issued by the Company and accepted by Esteve. As such, the Company will have no further obligation to take delivery of or pay for product delivered by Esteve under the transferred Esteve Agreement.
BioVectra - Former Manufacturing and Unconditional Purchase Commitments
Under the Manufacture and Supply Agreement with BioVectra and the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement with BioVectra, the Company agreed to purchase minimum quantities of Auryxia drug substance annually at predetermined prices as well as reimburse BioVectra for certain costs in connection with construction of a new facility for the manufacture and supply of Auryxia drug substance.
On December 22, 2022, the Company and BioVectra entered into a termination agreement, under which the parties agreed, among other things, to terminate, effective immediately, any and all existing agreements entered into between the parties in connection with the manufacture and supply, by BioVectra to the Company, of Auryxia drug substance. In the termination agreement, the Company and BioVectra released one another from all existing and future claims and liabilities and the return of certain materials and documents. In addition, the Company agreed to pay BioVectra a total of $32.5 million consisting of (i) an upfront payment of $17.5 million and (ii) six quarterly payments of $2.5 million commencing in April 2024, totaling $15.0 million. The upfront payment of $17.5 million was made during the quarter ended December 31, 2022 and was recorded in cost of product and other revenue. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognized a liability and corresponding expense for the remaining termination fees based on estimated fair value as of December 22, 2022. The Company imputed interest on the liability for the remaining termination fees at a rate of 17.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield and expected repayment period of the remaining termination fees. The Company recorded an initial discount on the remaining termination fees in the consolidated balance sheet on the date of the termination. This resulted in the recording of a liability and corresponding charge to cost of goods sold of $11.2 million during the quarter ended December 31, 2022. The discount on the liability balance is being amortized to interest expense using the effective interest rate method over the term of the liability. The amortization of the discount was $1.9 million for the year ended December 31, 2023.
In-Licensing - Panion License Agreement
On April 17, 2019, the Company and Panion & BF Biotech, Inc., or Panion, entered into a second amended and restated license agreement, or Panion Amended License Agreement, which amended and restated in full the license agreement between the Company and Panion. The Panion Amended License Agreement provides the Company with an exclusive license under Panion-owned know-how and patents covering the rights to sublicense, develop, make, use, sell, offer for sale, import and export ferric citrate worldwide, excluding certain Asian-Pacific countries, or the Licensor Territory. The Panion Amended License Agreement also provides Panion with an exclusive license under Company-owned patents covering the rights to sublicense (with the Company’s written consent), develop, make, use, sell, offer for sale, import and export ferric citrate in certain countries in the Licensor Territory. Under the Panion Amended License Agreement, Panion is eligible to receive from the Company or any sublicensee royalty payments based on a mid-single digit percentage of sales of ferric citrate in the Company’s licensed territories. The Company is eligible to receive from Panion or any sublicensee royalty payments based on a mid-single digit percentage of net sales of ferric citrate in Panion’s licensed territories.
The Panion Amended License Agreement terminates upon the expiration of each of the Company’s and Panion’s obligations to pay royalties thereunder. In addition, the Company may terminate the Panion Amended License Agreement (i) in its entirety or (ii) with respect to one or more countries in the Company’s licensed territory, in either case upon ninety days’ notice. The Company and Panion also each have the right to terminate the Panion Amended License Agreement upon the occurrence of a material breach of the Panion Amended License Agreement by the other party, subject to certain cure provisions, or certain insolvency events. The Panion Amended License Agreement also provides that, on a country-by-country basis, until the second anniversary of the expiration of the obligation of the Company or Panion, as applicable, to pay royalties in a country in which such party has ferric citrate for sale on the date of such expiration, neither the other party nor its affiliates will, directly or indirectly, sell, distribute or otherwise commercialize or supply or cause to supply ferric citrate to a third party for sale or distribution in such country.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 152

During the years ended December 31, 2023 and 2022, the Company incurred approximately $10.0 million and $13.8 million, respectively, in royalty payments due to Panion relating to the Company’s sales of Auryxia in the U.S. and JT and Torii’s net sales of Riona in Japan.
Other Third Party Contracts
The Company contracts with various organizations to conduct R&D activities with remaining contract costs to the Company of approximately $44.7 million at December 31, 2023. The scope of the services under these R&D contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
Litigation and Related Matters
The Company is involved from time to time in various legal proceedings arising in the normal course of business. Loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss or, when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss, require the application of significant judgment and are refined as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the estimated minimum loss amount, which could be zero, is recorded. Changes in the Company’s estimates could have a material impact. Although the outcomes of potential legal proceedings are inherently difficult to predict, the Company does not expect the resolution of current legal proceedings to have a material adverse effect on its financial position, results of operations or cash flows of the Company.
Guarantees and Indemnifications
As permitted under Delaware law, the Company may indemnify its officers, directors and employees for certain events or occurrences that happen by reason of their relationship with, or position held at, the Company. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. The Company maintains director and officer liability insurance coverage that is intended to cover a portion of amounts that may be due with respect to indemnification after a deductible is met. Further, the Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. For the years ended December 31, 2023 and 2022, the Company did not experience any losses related to these indemnification obligations, and no claims were outstanding as of December 31, 2023. The Company does not have any claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related accruals were recorded.
11.PRODUCT REVENUE AND RESERVES FOR VARIABLE CONSIDERATION
To date, the Company’s only source of product revenue has been from the U.S. sales of Auryxia. Total net product revenue was $170.3 million and $176.9 million for the years ended December 31, 2023 and 2022, respectively. Product revenue allowance and reserve categories were as follows:

(in thousands)	Chargebacks and Discounts	Rebates, Fees and other Deductions	Returns	Total
Balance at December 31, 2021	$1,047	$24,478	$10,065	$35,590
Current provisions related to sales in current year	11,412	89,095	5,603	106,110
Adjustments related to prior year sales	(9)	401	(26)	366
Credits/payments made	(11,191)	(87,722)	(4,719)	(103,632)
Balance at December 31, 2022	$1,259	$26,252	$10,923	$38,434
Current provisions related to sales in current year	11,138	79,648	6,181	96,967
Adjustments related to prior year sales	(304)	(1,506)	1,648	(162)
Credits/payments made	(10,486)	(81,403)	(11,836)	(103,725)
Balance at December 31, 2023	$1,607	$22,991	$6,916	$31,514
Chargebacks, discounts and estimated product returns are recorded as a reduction of revenue in the period the related product revenue is recognized in the consolidated statements of operations and comprehensive loss. Chargebacks are recorded as a reduction to accounts receivable while discounts, rebates, fees and other deductions are recorded with a corresponding increase to accrued expenses and other current liabilities or accounts payable in the consolidated balance sheets. Estimated product returns on product sales that are not expected to be returned within one year are recorded as other long-term liabilities in the consolidated balance sheets.
Akebia Therapeutics, Inc. | Form 10-K | Page 153

Accounts receivable, net related to product sales was approximately $35.9 million and $37.3 million as of December 31, 2023 and 2022, respectively.
12. LICENSE, COLLABORATION AND OTHER REVENUE
The Company recognized the following revenues from its license, collaboration and other revenue agreements (in thousands):

		Years Ended December 31,
Entity	Description	2023	2022
Medice	License and Product Supply of Vadadustat in EU	$10,968	$—
MTPC	License and Product Supply of Vadadustat in Japan	5,735	17,968
JT and Torii	License and royalties related to the sale of Riona in Japan	5,394	5,291
Otsuka	Terminated U.S. and International Agreements	2,225	92,276
Total License, Collaboration and Other Revenue		$24,322	$115,535
The following table presents changes in the Company’s contract assets and liabilities related to license, collaboration and other revenue agreements (in thousands):

	Twelve Months Ended December 31, 2023
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$1,901	$10,088	$(8,656)	$3,333
Prepaid expenses and other current assets	$781	$—	$(781)	$—
Contract liability:
Deferred revenue (current and long-term)	$47,034	$—	$(3,738)	$43,296

	Twelve Months Ended December 31, 2022
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$19,094	$94,515	$(111,708)	$1,901
Prepaid expenses and other current assets	$4,309	$9,550	$(13,078)	$781
Contract liabilities:
Deferred revenue (current and long-term)	$42,380	$70,044	$(65,390)	$47,034
Accounts payable	$3,171	$—	$(3,171)	$—
(1)Excludes accounts receivable from product sales of Auryxia which are included in the accompanying consolidated balance sheets as of December 31, 2023 and 2022.
During the years ended December 31, 2023 and 2022, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Years Ended December 31,
Revenue Recognized in the Period from:	2023	2022
Deferred revenue - beginning of the period	$3,738	$29,574
Performance obligations satisfied in previous periods	$—	$—
Medice License Agreement
On May 24, 2023, or Medice Effective Date, the Company and MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, entered into a License Agreement, or the Medice License Agreement, pursuant to which the Company granted to Medice an exclusive license to develop and commercialize vadadustat for the treatment of anemia in adult patients with chronic kidney disease in European Economic Area, the UK, Switzerland and Australia, or the Medice Territory.
Akebia Therapeutics, Inc. | Form 10-K | Page 154

Under the Medice License Agreement, the Company received an up-front payment of $10.0 million and is eligible to receive the following payments:
(i)     commercial milestone payments up to an aggregate of $100.0 million, and
(ii)     tiered royalties ranging from 10% to 30% of Medice's annual net sales of vadadustat in the Medice Territory, subject to reduction in certain circumstances.
The royalties will expire on a country-by-country basis upon the latest to occur of (a) the date of expiration of the last-to-expire valid claim of any Company, Medice or joint patent that covers vadadustat in such country in the Medice Territory, (b) the date of expiration of data or regulatory exclusivity for vadadustat in such country in the Medice Territory and (c) the date that is twelve years from first commercial sale of vadadustat in such country in the Medice Territory.
Under the Medice License Agreement, the Company retains the right to develop vadadustat for non-dialysis patients with anemia due to chronic kidney disease in the Medice Territory. If the Company develops vadadustat for non-dialysis patients and vadadustat receives marketing approval in the Medice Territory, Medice will commercialize vadadustat for both indications in the Medice Territory. In this instance, the Company would receive 70% of the net product margin of any sales of vadadustat in the non-dialysis patient population, unless Medice requests to share the cost of the development necessary to gain approval to market vadadustat for non-dialysis patients in the Medice Territory and the parties agree on alternative financial terms. If the Company develops vadadustat for non-dialysis patients, the Company has determined that the activities under the Medice License Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, if the Company develops vadadustat for non-dialysis patients the Company will account for the joint activities in accordance with ASC No. 808, Collaborative Arrangements, or ASC 808. Additionally, the Company has determined that in the context of the development of vadadustat for non-dialysis patients, Medice does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, the activities conducted pursuant to development activities for vadadustat for non-dialysis patients will be accounted for as a component of the related expense in the period incurred.
The Medice License Agreement expires on the date of expiration of all payment obligations due thereunder with respect to vadadustat in the last country in the Medice Territory, unless earlier terminated in accordance with the terms of the Medice License Agreement. Either party may, subject to a cure period, terminate the Medice License Agreement in the event of the other party's uncured material breach. Medice has the right to terminate the Medice License Agreement in its entirety for convenience upon twelve months' prior written notice delivered on or after the date that is twelve months after the Medice Effective Date.
The Medice License Agreement provides that the Company and Medice will enter into a supply agreement pursuant to which the Company will supply vadadustat to Medice for commercial use in the Medice Territory. As of December 31, 2023, the Company and Medice have not yet entered into a supply agreement.
The Company evaluated the elements of the Medice License Agreement in accordance with the provisions of ASC 606 and concluded Medice is a customer. The Company identified one performance obligation in connection with its obligations under the Medice License Agreement, which is the license, or License Performance Obligation. The transaction price at inception was comprised of the up-front payment of $10.0 million, of which the Company received $8.6 million during the quarter ended June 30, 2023. The remaining $1.4 million was withheld by the German Federal Tax Office and is included in other long-term assets in the consolidated balance sheet as of December 31, 2023.
Pursuant to the terms of the Medice License Agreement, the up-front payment of $10.0 million is non-refundable and non-creditable against any other amount due to the Company and was allocated to the License Performance Obligation, which was satisfied as of the Medice Effective Date. As such, the Company recognized the $10.0 million up-front payment as License, collaboration and other revenue in the consolidated statement of operations and comprehensive loss during the year ended December 31, 2023.
In accordance with ASC 606, the Company will recognize sales-based royalties and milestone payments at the later of when the performance obligation is satisfied or the related sales occur.
Medice Letter Agreement
On December 6, 2023, the Company and Medice entered into a letter agreement, or the Medice Letter Agreement, pursuant to which the Company agreed to sell to Medice a partial batch of vadadustat in order to achieve packaging validation for the Medice Territory. The Company recognizes revenue under this arrangement when risk of loss passes to Medice and delivery has occurred. During the year ended December 31, 2023, the Company recognized $1.0 million in collaboration revenue under the Medice Side Letter. As of December 31, 2023, there was $0.9 million in accounts receivable and no contract assets, payables or deferred revenue recorded in connection with the Medice Letter Agreement.
Akebia Therapeutics, Inc. | Form 10-K | Page 155

MTPC Collaboration Agreement
On December 11, 2015, the Company and Mitsubishi Tanabe Pharma Corporation, or MTPC, entered into the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to vadadustat in Japan and certain other Asian countries, collectively, the MTPC Territory, which was amended effective as of December 2, 2022. In addition, the Company supplies vadadustat to MTPC for both clinical and commercial use in the MTPC Territory. In February 2021, the Company entered into the Royalty Agreement with HCR, whereby the Company sold its right to receive royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions. See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, for more information.
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
Under the MTPC Agreement, MTPC is required to make certain milestone payments to the Company aggregating up to approximately $225.0 million upon the achievement of specified development, regulatory and commercial events. The Company has received $10.0 million in development milestone payments. Of the $40.0 million in regulatory milestone payments the Company is eligible for, the Company received $10.0 million in relation to the Japanese NDA filing in the third quarter of 2019 and $15.0 million following regulatory approval of vadadustat in Japan in the third quarter of 2020. The Company is also entitled to receive up to $175.0 million in commercial milestone payments associated with aggregate sales of all products. In consideration for the exclusive license and other rights contained in the MTPC Agreement, MTPC made a $20.0 million upfront payment as well as a $20.5 million payment for Phase 2 studies in Japanese patients completed by the Company and reimbursed by MTPC. Additionally, the Company is entitled to receive tiered royalty payments ranging from 13% to 20% on annual net sales of vadadustat in the MTPC Territory, subject to reduction in certain circumstances.
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
The transaction price was comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received and (vi) $5.0 million in royalties from net sales of Vafseo. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of December 31, 2023, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones or commercial milestones have been assessed as probable and have been fully constrained until the period in which they are achieved.
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
Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. The Company recognizes any revenue from MTPC royalties in the period in which the sales occur. The Company recognized $2.0 million and $1.8 million of revenue for royalties from the net sales of Vafseo during the years ended December 31, 2023 and 2022, respectively. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the MTPC Agreement, subject to certain caps and other conditions. See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, for more information. The revenue is classified as collaboration revenue in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2023, there were no accounts receivable, contract assets, payables or deferred revenue recorded in connection with the MTPC Agreement.
Akebia Therapeutics, Inc. | Form 10-K | Page 156

Supply of Drug Product to MTPC
On July 15, 2020, the Company and MTPC entered into a supply agreement, or the MTPC Supply Agreement, under which the Company supplies vadadustat drug product to MTPC for commercial use in Japan and certain other Asian countries, as contemplated by the MTPC Agreement. The term of the MTPC Supply Agreement extends throughout the term of the MTPC Agreement, and the termination provisions of the MTPC Agreement govern termination of the MTPC Supply Agreement. The Company does not recognize revenue under this arrangement until risk of loss on the drug product passes to MTPC and delivery has occurred and MTPC has accepted the product.
On December 16, 2022, the Company, MTPC and Esteve Química, S.A., or Esteve, executed an Assignment of Supply Agreement, or Esteve Assignment Agreement, pursuant to which the Supply Agreement between the Company and Esteve, or Esteve Agreement was assigned to MTPC. The Esteve Assignment Agreement transferred the rights and obligations of the Company under the Esteve Agreement to MTPC. The Company has no further obligation to take delivery of, or pay for, product delivered by Esteve. See Note 10, Commitments and Contingencies, for more information.
During the years ended December 31, 2023 and 2022, the Company recognized $3.7 million and $16.2 million, respectively, of revenue under the MTPC Supply Agreement. Due to the Esteve Agreement, the Company no longer records accounts receivable, deferred revenue or other current liabilities relating to the MTPC Supply Agreement.
JT and Torii Sublicense Agreement
The Company has an Amended and Restated Sublicense Agreement, which was amended in June 2013, with JT and Torii, or JT and Torii Sublicense Agreement, under which JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate hydrate in Japan. JT and Torii are responsible for the future development and commercialization costs in Japan.
The Company is eligible to receive royalty payments based on a tiered low double-digit percentage of net sales of Riona in Japan inclusive of amounts that the Company must pay to Panion on JT and Torii's net sales of Riona under the Panion License Agreement subject to certain reductions upon expiration or termination of the Amended and Restated License Agreement between the Company and Panion, pursuant to which Company in-licensed the exclusive worldwide rights, excluding certain Asian-Pacific countries, for the development and commercialization of ferric citrate. The Company is entitled to receive up to an additional $55.0 million upon the achievement of certain annual net sales milestones.
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
During the years ended December 31, 2023 and 2022, the Company recognized $5.4 million and $5.3 million, respectively, in license revenue related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.
Akebia Therapeutics, Inc. | Form 10-K | Page 157

Prior Collaboration and License Agreements
U.S. Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.
On December 18, 2016, the Company entered into a collaboration and license agreement, or Otsuka U.S. Agreement, with Otsuka Pharmaceutical Co. Ltd, or Otsuka. The collaboration was focused on the development and commercialization of vadadustat in the U.S. The Company was responsible for leading the development of vadadustat, for which it submitted an NDA to the FDA in March 2021, and for which it received the CRL in March 2022.
Under the terms of the Otsuka U.S. Agreement, the Company granted to Otsuka a co-exclusive, non-sublicensable license under certain intellectual property controlled by the Company solely to perform medical affairs activities and to conduct non-promotional and commercialization activities related to vadadustat in accordance with the associated plans. The co-exclusive license related to activities that would be jointly conducted by the Company and Otsuka under the Otsuka U.S. Agreement.
The Company evaluated the elements of the Otsuka U.S. Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, Otsuka, was a customer. The Company identified three performance obligations in connection with its obligations under the Otsuka U.S. Agreement as follows: (i) License and Development Services Combined (License Performance Obligation); (ii) Rights to Future Intellectual Property (Future IP Performance Obligation) and (iii) Joint Committee Services (Committee Performance Obligation). The Company allocated the transaction price to each performance obligation based on the Company’s best estimate of the relative standalone selling price. No amounts were allocated to the Future IP Performance Obligation because the associated best estimate of standalone selling price was determined to be immaterial. Due to the similar performance period and recognition pattern between the License Performance Obligation and the Committee Performance Obligation, the transaction price was allocated to the License Performance Obligation and the Committee Performance Obligation on a combined basis. The Company recognized revenue on a proportional performance basis as the underlying services were performed.
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
On May 12, 2022, the Company received notice from Otsuka that Otsuka had elected to terminate the Otsuka U.S. Agreement and the April 25, 2017 collaboration and license agreement with Otsuka, or Otsuka International Agreement. On June 30, 2022, the Company and Otsuka entered into the Termination and Settlement Agreement, or Otsuka Termination Agreement, pursuant to which, among other things, the Company and Otsuka agreed to terminate the Otsuka U.S. Agreement and the Otsuka International Agreement as of June 30, 2022.
During the year ended December 31, 2023, the Company recognized $2.2 million in collaboration revenue in connection with the Packaging Validation Transfer Agreement entered into with Otsuka on April 20, 2023. Under the Packaging Validation Transfer Agreement, the parties agreed that responsibility for all remaining packaging validation activities would be transferred from Otsuka to the Company in consideration of payments made by Otsuka to the Company. The Company evaluated the agreement under ASC 606 and concluded it was closely tied to the prior collaboration revenue agreements and under ASC 606 recognized collaboration revenue in the current year. During the year ended December 31, 2022, the Company recognized collaboration revenue totaling approximately $86.8 million with respect to the Otsuka U.S. Agreement.
The Company accounted for the joint medical affairs, commercialization and non-promotional activities elements of the Otsuka U.S. Agreement in accordance with ASC No. 808, Collaborative Arrangements (ASC 808). Furthermore, these activities were recognized for as a component of the related expense in the period incurred. During the year ended December 31, 2023, the Company incurred no costs related to the cost-sharing provisions of the Otsuka U.S. Agreement. During the year ended December 31, 2022, the Company incurred approximately $7.6 million of costs related to the cost-sharing provisions of the Otsuka U.S. Agreement of which approximately $3.8 million were reimbursable by Otsuka and recorded as a reduction to R&D expense during the year ended December 31, 2022.
International Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.
On April 25, 2017, the Company entered into a collaboration and license agreement with Otsuka, or the Otsuka International Agreement. The collaboration was focused on the development and commercialization of vadadustat in Europe, Russia, China, Canada, Australia, the Middle East and certain other territories, collectively, the Otsuka International Territory. As discussed above, the Otsuka International Agreement was terminated on June 30, 2022 pursuant to the Otsuka Termination Agreement.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 158

Agreement continued to be accounted for as a discrete agreement in its own right. The Company evaluated the Otsuka International Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, Otsuka, was a customer. The Company identified three performance obligations in connection with its obligations under the Otsuka International Agreement as follows: (i) License and Development Services Combined (License Performance Obligation); (ii) Rights to Future Intellectual Property (Future IP Performance Obligation) and (iii) Joint Committee Services (Committee Performance Obligation). The Company allocated the transaction price to each performance obligation based on the Company’s best estimate of the relative standalone selling price. No amounts were allocated to the Future IP Performance Obligation because the associated best estimate of standalone selling price was determined to be immaterial. Due to the similar performance period and recognition pattern between the License Performance Obligation and the Committee Performance Obligation, the transaction price was allocated to the License Performance Obligation and the Committee Performance Obligation on a combined basis. The Company recognized revenue on a proportional performance basis as the underlying services were performed.
Pursuant to the Otsuka International Agreement, the Company received: (i) the up-front payment of $73.0 million, (ii) the cost share payment with respect to amounts incurred by the Company during the quarter ended March 31, 2017 of $0.2 million, and (iii) the net cost share consideration received with respect to amounts incurred by the Company subsequent to March 31, 2017 of $216.7 million.
During the year ended December 31, 2023, the Company recognized no revenue with respect to the Otsuka International Agreement. During the year ended December 31, 2022, the Company recognized revenue totaling approximately $5.5 million with respect to the Otsuka International Agreement. The revenue is classified as collaboration revenue in the accompanying consolidated statements of operations and comprehensive loss.
13.CAPITAL STOCK
Authorized and Outstanding Capital Stock
On June 5, 2020, the Company filed a Certificate of Amendment to its Ninth Amended and Restated Certificate of Incorporation, or its Charter, to increase the number of authorized shares of common stock from 175,000,000 to 350,000,000. As of December 31, 2023, the authorized capital stock of the Company included 350,000,000 shares of common stock, par value $0.00001 per share, of which 194,582,539 and 184,135,714 shares were issued and outstanding at December 31, 2023 and 2022, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which no shares were issued and outstanding at December 31, 2023 and 2022.
At-the-Market Facility
On April 7, 2022, the Company entered into an at-the-market, or ATM, sales agreement with Jefferies LLC, or Jefferies, as the Company's sales agent, under which the Company may offer and sell from time to time up to $26.0 million of shares of the Company's common stock in negotiated transactions or transactions that are deemed to be an ATM offering. During the year ended December 31, 2023, the Company sold 6,189,974 shares of common stock under this program for gross proceeds of $6.8 million ($6.7 million, net of offering expenses). During January and February 2024, the Company sold 13,261,311 shares of its common stock under the ATM sales agreement with gross proceeds of $19.2 million, ($18.7 million, net of offering expenses). The Company paid the Agent commissions for its services of acting as agent of up to 3.0% of the gross proceeds from the sale of the common stock pursuant to the ATM.
Prior At-the-Market Facility
On March 1, 2022, the Company filed a prospectus supplement relating to the Company's sales agreement with Cantor Fitzgerald & Co., or Prior Sales Agreement, pursuant to which it was authorized to offer and sell up to $25.3 million of its common stock at current market prices from time to time. On March 16, 2022, the Company terminated the Prior Sales Agreement. During the year ended December 31, 2022, the Company sold 404,600 shares of common stock under this program with net proceeds (after deducting commissions and other offering expenses) of $0.8 million.
Unregistered Common Stock
In connection with the Vifor Agreement, CSL Vifor owns 7,571,429 shares of common stock that are unregistered under the Securities Act. See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, for more information.
Warrants to Purchase Common Stock
In connection with the BlackRock Credit Agreement, described in more detail in Note 7, Indebtedness, the Company issued a warrant to purchase 3,076,923 shares of the Company’s common stock, at an exercise price per share of $1.30, and upon borrowing of Tranche C, the Company will become obligated to issue additional warrants to purchase 1,153,846 shares of the Company’s common stock at an exercise price per share of $1.30. Each warrant shall be exercisable for eight years from date
Akebia Therapeutics, Inc. | Form 10-K | Page 159

of issuance. The warrants and the common stock issuable upon the exercise of such warrants were not registered under the Securities Act of 1933. Accordingly, the holder thereof may only sell common stock issued upon exercise of such warrants pursuant to an effective registration statement under the Securities Act covering the resale of those shares, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act.
14.STOCK-BASED COMPENSATION AND EMPLOYEE RETIREMENT PLANS
Stock-Based Compensation Plans
The Company incurred stock-based compensation expenses of $9.3 million and $17.8 million for the years ended December 31, 2023 and 2022, respectively.
Equity Incentive Plans
The following table contains information about the Company's equity incentive plans:

			December 31, 2023		December 31, 2022
Title of Plan	Group Eligible	Type of Award Granted (or to be Granted)	Awards Outstanding	Additional Awards Available for Grant	Awards Outstanding	Additional Awards Available for Grant
Keryx Equity Plans(1)(2)	Employees, directors and consultants	Common stock options and RSUs	232,203	—	387,976	—
Akebia Therapeutics, Inc. Amended and Restated 2008 Equity Incentive Plan (the 2008 Plan)(2)	Employees, directors and consultants	Common stock options and RSUs	—	—	419	—
Akebia Therapeutics, Inc. 2014 Incentive Plan, as amended (2) (3) (the 2014 Plan) (replaces 2008 Plan)	Employees, directors, consultants and advisors	Common stock options, RSUs, SARs and performance awards	15,311,501	—	17,018,832	5,498,984
Akebia Therapeutics, Inc. 2023 Stock Incentive Plan(3) (the 2023 Plan) (replaces 2014 Plan)	Employees, officers, directors, consultants and advisors	Common stock options, SARs, restricted stock, unrestricted stock, RSUs, performance awards, other share-based awards and dividend equivalents	1,712,400	17,382,722	—	—
(1)     The Keryx Equity Plans consist of the Keryx Biopharmaceuticals, Inc. 1999 Share Option Plan, Keryx Biopharmaceuticals, Inc., as amended, the 2004 Long-Term Incentive Plan, as amended, the Keryx Biopharmaceuticals, Inc. 2007 Incentive Plan, the Keryx Biopharmaceuticals Inc. Amended and Restated 2013 Incentive Plan and the Keryx Biopharmaceuticals, Inc. 2018 Equity Incentive Plan.
(2)     New awards are no longer being granted under these plans.
(3)     This table includes the following inducement awards that are subject to the terms and conditions of the applicable plan but were granted as inducement awards consistent with Nasdaq Listing Rule 5635(c)(4) and not under the applicable plan: 1,616,019 options outstanding under the 2014 Plan and 794,000 options outstanding under the 2023 Plan as of December 31, 2023 and 2,513,512 options outstanding under the 2014 Plan as of December 31, 2022.
Common Stock Options and Stock Appreciation Rights
During the year ended December 31, 2023, the Company granted 2,489,500 options to employees under the 2014 Plan and 315,000 options to directors under the 2023 Plan. During the year ended December 31, 2023, the Company granted 635,313 stock appreciate rights, or SARs, to one executive under the 2014 Plan. Options and SARs granted by the Company generally vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options and SARs generally vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options and SARs generally expire ten years after the date of grant.
The Company also maintains an inducement award program with a share pool that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the year ended December 31, 2023, the Company granted 845,000 options to purchase shares of the Company’s common stock to new hires as inducements to such employees entering into employment with the Company, of which 842,000 options remained outstanding at December 31, 2023.
Akebia Therapeutics, Inc. | Form 10-K | Page 160

The Company grants annual service-based stock options to employees and directors and SARs to certain executives under the 2023 and 2014 Plans. In addition, the Company issues common stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process.
Finally, the Company grants performance-based stock options which generally vest in connection with the achievement of specified commercial, regulatory and corporate milestones. The performance-based stock options also generally feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of options granted and recognized over time based on the probability of meeting such commercial, regulatory and corporate milestones. The Company did not grant any performance-based stock options under the 2023 Plan or the 2014 Plan during the year ended December 31, 2023. The Company granted 400,000 performance-based options during the year ended December 31, 2022. The Company had 400,000 performance-based options outstanding at December 31, 2023 and 2022.
The combined stock option activity for the year ended December 31, 2023, is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	11,775,411	$5.82	7.26 years	$180
Granted	4,284,813	$0.84
Exercised	(2,250)	$0.37
Expired	(528,099)	$5.16
Canceled and forfeited	(2,217,040)	$6.06
Outstanding at December 31, 2023	13,312,835	$4.20	7.27 years	$2,680
Exercisable at December 31, 2023	7,354,561	$6.37	6.05 years	$792
Vested and expected to vest at December 31, 2023	13,312,835	$4.20		$2,680
There was immaterial intrinsic value of options exercised during the years ended December 31, 2023 and 2022, as the value of options exercised in 2023 and 2022 was immaterial. The fair value of options that vested during the years ended December 31, 2023 and 2022 were $6.4 million and $8.4 million, respectively. As of December 31, 2023, there was approximately $5.2 million of unrecognized compensation cost related to common stock options outstanding under the Company’s 2023 Plan or the 2014 Plan or made pursuant to the Company's inducement award program, which is expected to be recognized over a weighted average period of 2.19 years.
Restricted Stock Units
Generally, RSUs, granted by the Company vest in one of the following ways: (i) 100% of each RSU grant vests on the first anniversary of the grant date, (ii) one third of each RSU grant vests on the first, second and third anniversaries of the grant date, (iii) 50% of each RSU grant vests on the first anniversary and 25% of each RSU grant vests every six months after the one year anniversary of the grant date, or (iv) one third of each RSU grant vests on the first anniversary of the grant date and the remaining two thirds vests in eight substantially equal quarterly installments beginning after the one year anniversary, subject, in each case, to the individual’s continued service through the applicable vesting date. The grant-date fair value of the RSUs is recognized as expense on a straight-line basis. The Company determines the fair value of the RSUs based on the closing price of the common stock on the date of the grants.
The Company also periodically grants performance-based restricted stock units, or PSUs, to employees under the 2023 Plan and previously granted PSUs under the 2014 Plan. The PSUs granted by the Company generally vest in connection with the achievement of specified commercial, regulatory and corporate milestones. The PSUs also generally feature a time-based vesting component. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted and recognized over time based on the probability of meeting such commercial, regulatory and corporate milestones. The Company did not grant any PSUs under the 2023 Plan or the 2014 Plan during the year ended December 31, 2023. The Company granted 400,000 PSUs during the year ended December 31, 2022.
RSU and PSU activity is as follows:
Akebia Therapeutics, Inc. | Form 10-K | Page 161

	2014 Plan		2023 Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	5,674,406	$2.10	—	$—
Granted	2,759,675	$0.68	603,400	$1.48
Vested	(4,047,676)	$2.06	—	$—
Forfeited and canceled	(1,046,536)	$1.06	—	$—
Unvested as of December 31, 2023	3,339,869	$1.30	603,400	$1.48
The total fair value of RSUs and PSUs that vested during 2023 and 2022 (measured on the date of vesting) was $8.4 million and $11.2 million, respectively. As of December 31, 2023, there was approximately $3.0 million of unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted average period of 1.65 years.
Employee Stock Purchase Plan
On June 6, 2019, the Company’s stockholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP. Under the ESPP substantially all employees may voluntarily enroll to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering period. An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation, and an employee may not purchase more than $25,000 worth of stock during any calendar year. In addition, an employee may not purchase more than 1,500 shares in any six-month offering period. As of December 31, 2023 and 2022, a total of 4,637,801 and 4,837,995 shares of the Company's common stock were available for future issuance under the ESPP, respectively. The Company issued 200,194 shares during the year ended December 31, 2023.
Stock-Based Compensation Expense
The Black-Scholes option pricing model is used to estimate the fair value of the common stock options. The weighted-average assumptions used in calculating the fair values of the rights to acquire stock under the 2023 Plan, the 2014 Plan and inducement awards were as follows:

	Years ended December 31,
Common Stock Options	2023			2022
Risk-free interest rate	3.54%	-	4.81%	1.69%	-	4.17%
Expected volatility	100.97%	-	111.71%	79.77%	-	91.57%
Expected term (years)	5.51	-	6.25	5.51	-	6.25
Expected dividend yield	—%			—%
Weighted average grant date fair value	$0.69			$1.27
The Company has classified stock-based compensation in its consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2023	2022
Cost of goods sold	$267	$448
Research and development	1,964	3,378
Selling, general and administrative	6,456	10,826
Restructuring	630	3,197
Total	$9,317	$17,849

Stock-based compensation by type of award was as follows (in thousands):
Akebia Therapeutics, Inc. | Form 10-K | Page 162

	Years ended December 31,
	2023	2022
Stock options	$5,310	$8,968
Restricted stock units	3,637	8,619
Performance RSUs	297	116
Employee stock purchase plan	73	146
Total	$9,317	$17,849
 Employee Retirement Plan
In 2008, the Company established a retirement plan, or the Plan, authorized by Section 401(k) of the Internal Revenue Code, or IRC. In accordance with the Plan, all employees who have attained the age of 21 are eligible to participate in the Plan as of the first Entry Date, as defined, following their date of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary and contributions in the amount of approximately $1.7 million and $2.6 million were made during the years ended December 31, 2023 and 2022, respectively.
15.INCOME TAXES
The Company’s income tax provision was computed based on the federal statutory rate and the state statutory rates, net of the related federal benefit. There was no current or deferred income tax expense or benefit for the years ended December 31, 2023 and 2022 due to the Company’s net losses and increases in its valuation allowance against its deferred tax assets.
The Company's effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Federal tax at statutory rate	21.0%	21.0%
State and local tax at statutory rate	2.7	2.5
Research and development tax credits	0.3	—
Change in valuation allowance	(9.1)	(19.3)
Other permanent differences	(2.0)	(1.0)
Stock option cancellations	(3.7)	(2.5)
Stock option shortfalls	(1.7)	(1.6)
Effect of rate changes	(7.7)	0.6
Provision to return adjustment	(0.3)	0.3
Other	0.5	—
Effective tax rate	—%	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Accordingly, the Company has recorded a valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company continues to maintain the underlying tax benefits to offset future taxable income and to monitor the need for a valuation allowance based on the profitability of its future operations. The valuation allowance increased by approximately $4.7 million and $18.2 million during the years ended December 31, 2023 and 2022, respectively. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):
Akebia Therapeutics, Inc. | Form 10-K | Page 163

	December 31,
	2023	2022
Deferred tax assets:
Accrued expenses and other current liabilities	$1,411	$2,924
Deferred revenue	9,534	1,250
Sale of royalty	12,346	13,291
Stock-based compensation	6,183	8,317
R&D credits	4,843	4,827
Capitalized R&D costs	18,295	13,825
Other non-current liabilities	3,434	2,754
Net operating loss carryforward	288,939	288,842
ASC 842 lease liability	2,959	8,032
Inventories reserve	4,537	17,411
Return reserve	1,624	—
Refund liability	8,829	9,478
Other	14,036	13,159
Total deferred tax assets	376,970	384,110
Less valuation allowance	(365,330)	(360,621)
Total deferred tax assets, net of valuation allowance	11,640	23,489
Deferred tax liabilities:
Intangible assets	(6,868)	(15,981)
481(a) adjustments	(1,924)	—
ROU asset (ASC 842)	(2,734)	(7,426)
Other	(114)	(82)
Total deferred tax liabilities	(11,640)	(23,489)
Net deferred tax liability	$—	$—
At December 31, 2023 and 2022, the Company had no start-up expenses capitalized for income tax purposes (after amortization of $1.9 million) and $0.1 million of start-up expenses capitalized for income tax purposes (after amortization of $1.7 million), respectively, with amortization available to offset future federal, state and local income tax.
As of December 31, 2023 and 2022, the Company had approximately $1,230.4 million and $1,230.7 million, respectively, of federal net operating losses, or NOLs, carry-forwards which expire through 2037. Included in the $1,230.4 million of federal NOLs are losses of $648.3 million that will carry forward indefinitely as a result of the Tax Cuts and Jobs Act. Additionally, at December 31, 2023 and 2022, the Company had approximately $1,807.8 million and $1,808.5 million, respectively, of state NOL carry-forwards, which expire through 2043. The Company also has approximately $2.7 million of federal research and development tax credit carryforwards which expire through 2040 and $2.7 million of state R&D tax credit carryforwards which expire through 2036.
Under the provisions of the IRC, the NOLs and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOLs and tax credit carryforwards may become subject to an annual limitation under IRC Sections 382 and 383 if there is more than a 50% change in ownership of the stockholders that own 5% or more of the Company’s outstanding stock over a three-year period. The Company completed an evaluation of its ownership changes and concluded that an ownership change did occur on December 12, 2018 for both Akebia and Keryx in connection with the Merger. As a consequence of this ownership change, the Company’s NOLs and tax credit carryforwards allocable to the tax periods preceding the ownership change became subject to limitation under Section 382 of the IRC. The Company reduced its associated deferred tax assets by $44.9 million as a result of the limitation. The Company completed an evaluation of its ownership changes as of March 31, 2022 and concluded that an ownership change had not occur since the previous evaluation done through December 12, 2018. The Company may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside the Company’s control. As a result, the Company’s ability to utilize these attributes to offset taxable income may be subject to limitations.
The Company has not conducted a full study of it’s research and development credit carryforwards. A study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts will be presented as an uncertain tax position. A full valuation allowance has been provided
Akebia Therapeutics, Inc. | Form 10-K | Page 164

against the Company’s research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations at this time, if an adjustment were required.
The Company files income tax returns in the U.S. federal and various state and local jurisdictions. For federal and state income tax purposes, the 2022, 2021 and 2020 tax years remain open for examination under the normal three-year statute of limitations. The statute of limitations for income tax audits in the U.S. will commence upon utilization of NOLs and will expire three years from the filing of the tax return the loss was utilized on.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ending December 31, 2023 and 2022 are as follows (in thousands):

Balance at December 31, 2021	$2,513
Additions based on tax positions of current years	184
Balance at December 31, 2022	2,697
Reductions based on tax positions of current years	(2,697)
Balance at December 31, 2023	$—
The Company does not believe there will be a material change in its unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

16.NET LOSS PER SHARE
Potentially dilutive securities, common stock options, RSUs and SARs have been excluded from the calculation of diluted net loss per share as their effects would be anti-dilutive. For periods in which the Company reports a net loss, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share were the same. The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Years Ended December 31,
	2023	2022
Outstanding common stock options	12,690,624	11,726,090
Unvested restricted stock units	3,930,167	5,681,137
Stock appreciation rights	635,313	—
Total	17,256,104	17,407,227
17.RESTRUCTURING
On April 4, 2022, the Company restructured its operations and executed a Board approved reduction of workforce by approximately 42% across all areas of the Company (47% inclusive of the closing of the majority of open positions) following the receipt of the CRL from the FDA to the Company’s NDA for vadadustat for the treatment of anemia due to CKD in adult patients. On May 5, 2022, the Company laid off several members of management. As a result of the restructuring, during the year ended December 31, 2022, the Company recognized $14.5 million of restructuring charges in the consolidated statement of operations and comprehensive loss, including $11.3 million of one-time termination benefits and contractual termination benefits for severance, healthcare and related benefits and $3.2 million of non-cash stock-based compensation expense.
On November 7, 2022, the Company further reduced its workforce by approximately 14% of the then current headcount primarily focused on the commercial organization as a result of the Company’s decision to shift to a strategic account management focused model for its commercial efforts. This shift in approach supported the Company’s strategic pillars to drive Auryxia revenue while also continuing to decrease operating costs. During the year ended December 31, 2022, the Company recognized $1.4 million of restructuring charges in the consolidated statement of operations and comprehensive loss, including one-time termination benefits and contractual termination benefits for severance, healthcare and related benefits and non-cash stock-based compensation expense.
The workforce reductions were completed as of December 31, 2022, and the Company has incurred all related charges.
Akebia Therapeutics, Inc. | Form 10-K | Page 165

The following table is a reconciliation of the beginning and ending restructuring liability for the year ended December 31, 2023 and 2022 respectively (in thousands):

	December 31,
	2023	2022
Beginning balance	$3,758	$—
Restructuring accrual and adjustments	(521)	12,735
Cash payments	(2,230)	(8,977)
Ending balance	$1,007	$3,758
As of December 31, 2023, $0.7 million and $0.3 million of the accrued severance, benefits and associated costs are reflected in accrued expenses and other current liabilities and other non-current liabilities, respectively. As of December 31, 2022, $2.8 million and $1.0 million of the accrued severance, benefits and associated costs are reflected in accrued expenses and other current liabilities and other non-current liabilities, respectively.

18.SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring after the balance sheet date through the date of the Company's consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in the Company's consolidated financial statements, except for matters described in Note 7, Indebtedness, related to the entering into the BlackRock Credit Agreement and the termination of the Pharmakon Term Loans and Note 13, Capital Stock, related to warrants issued in connection with the BlackRock Credit Agreement and the offerings under the At-the-Market facility.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
“Disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission, or the SEC, rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2023, our disclosure controls and procedures were not effective because of a material weakness in the design of our internal control over financial reporting related to our accounting for inventories and inventory related transactions which is described in more detail below.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Our management conducted the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As a result of this assessment, our management has concluded that, as of December 31, 2023, our internal control over financial reporting was ineffective due to the material weakness described below.
Akebia Therapeutics, Inc. | Form 10-K | Page 166

Material Weakness - Inventories
As of December 31, 2023, our management concluded that we did not design and maintain effective controls over the completeness and accuracy of accounting for inventory and inventory related transactions, including inventory reconciliations, calculation of overheads, presentation of inventories in our balance sheet between short-term and long-term and our liabilities related to the calculation of firm purchase commitment liability. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we did not maintain effective controls related to (i) the review of inventory reconciliations, (ii) the validation of the inventory costing, (iii) the classification of inventory within the balance sheet and cost of product and other revenue related costs in the statement of operations, (iv) the calculation of estimated excess firm purchase commitment liability and (v) the verification that the existence of all inventories subject to physical inventory counts were accurately counted.
Remediation Efforts of the Material Weakness - Inventories
The control deficiencies described above resulted in certain accounting errors, including in our internal preliminary consolidated financial statements for the year ended December 31, 2023, that were corrected prior to the issuance of such annual consolidated financial statements.
Our management has taken, plans to continue to take, actions to remediate the deficiency in our internal control over financial reporting and has implemented new processes, procedures and controls designed to address the underlying causes associated with the material weakness.
For example, we are in the process of:
(i) implementing and documenting new processes and controls to help ensure the completeness and accuracy of our inventory reconciliations,
(ii) engaging additional third-party subject matter experts and accounting personnel with U.S. GAAP experience specific to inventory accounting,
(iii) enhancing the accuracy of key reports used to calculate the firm purchase commitment liability; and
(iv) establishing effective monitoring and oversight controls to help to ensure the completeness and accuracy of inventory included in our financial statements and related disclosures.
These control deficiencies did not have any material impact on our current or prior period consolidated annual or interim financial statements, but could have resulted in material misstatements of our annual or interim financial statements that would not have been prevented or detected on a timely basis. Accordingly, our management has concluded that the control deficiencies were a material weakness in the Company’s internal control over financial reporting.
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
Remediation of Previously Identified Material Weakness - Product Return Reserves
As disclosed in our 2022 Annual Report on Form 10-K/A, our management identified a material weakness in our internal control over financial reporting relating to product return reserves. Management is committed to maintaining a strong internal control environment. In response to the material weakness previously identified, management, with the oversight of the Audit Committee of the Board of Directors, took comprehensive actions to remediate the material weakness in internal control over financial reporting relating to our product return reserves, including; (i) designed controls to address the completeness and accuracy of key reports utilized in the execution of internal controls related product return reserve calculations, (ii) engaged additional third party subject matter experts with U.S. GAAP experience specific to product returns accounting and (iii) established effective monitoring and oversight controls to help to ensure the completeness and accuracy of our accrued product returns included in our financial statements and related disclosures as well as continued to engage an outside firm to assist management with performing sufficient testing throughout the year to validate the operating effectiveness of certain controls over financial reporting. These remediation efforts also enhanced our overall financial reporting control environment related to product return reserves. As of December 31, 2023, we determined that our previously reported material weakness related to product return reserves has been remediated.
Akebia Therapeutics, Inc. | Form 10-K | Page 167

Changes in Internal Control over Financial Reporting
Except for the remediation efforts as noted “—Remediation Efforts of the Material Weakness – Inventory” and “—Remediation of Previously Identified Material Weakness – Returns” above, there have been no changes in our internal control over financial reporting during the year ended December 31, 2023, as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations of Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Akebia Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Akebia Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Akebia Therapeutics, Inc. (the “Company”) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s inventory process.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 14, 2024, which expressed an unqualified opinion thereon.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 168

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

/s/ Ernst & Young LLP

Boston, Massachusetts
March 14, 2024
Item 9B. Other Information
Rule 10b5-1 - Director and Officer Trading Arrangements
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
The following table describes, for the fourth quarter of 2023, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
John P. Butler (President and Chief Executive Officer)	December 1, 2023	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted	Sale	Until final settlement of any RSUs	Indeterminable (1)
Ellen Snow (Senior Vice President, Chief Financial Officer and Treasurer)	November 20, 2023	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted	Sale	Until final settlement of any RSUs	Indeterminable (1)
Steven K. Burke, M.D. (Senior Vice President, Research & Development and Chief Medical Officer)	November 17, 2023	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted	Sale	Until final settlement of any RSUs	Indeterminable (1)
Akebia Therapeutics, Inc. | Form 10-K | Page 169

Michel Dahan (Senior Vice President, Chief Operating Officer)	December 3, 2023	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted	Sale	Until final settlement of any RSUs	Indeterminable (1)
Nicole R. Hadas (Senior Vice President, Chief Legal Officer and Corporate Secretary)	November 14, 2023	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted	Sale	Until final settlement of any RSUs	Indeterminable (1)
(1) The number of shares subject to RSUs that will be sold to satisfy applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied, the market price of the Company’s common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement. This trading arrangement, which applies to RSUs whether vesting is based on the passage of time and/or the achievement of performance goals, provides for the automatic sale of shares that would otherwise be issuable on each settlement date of a RSU in an amount sufficient to satisfy the applicable tax withholding obligation, with the proceeds of the sale delivered to the Company in satisfaction of the applicable tax withholding obligation.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Director, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Akebia Therapeutics, Inc. | Form 10-K | Page 170

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Documents filed as part of this Annual Report on Form 10-K.
(b)Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Stockholders’ (Deficit) Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(2)Schedules
Schedules have been omitted as all required information has been disclosed in the consolidated financial statements and related footnotes.
(3)Exhibits
The Exhibits listed below are filed as part of this Annual Report on Form 10-K.

Akebia Therapeutics, Inc. | Form 10-K | Page 171

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date

2.1**	Agreement and Plan of Merger, dated as of June 28, 2018, by and among Akebia Therapeutics, Inc., Alpha Therapeutics Merger Sub, Inc., and Keryx Biopharmaceuticals, Inc.	8-K	001-36352	2.1	June 28, 2018

2.2	First Amendment to Agreement and Plan of Merger, dated as of October 1, 2018, by and among Akebia Therapeutics, Inc., Alpha Therapeutics Merger Sub, Inc. and Keryx Biopharmaceuticals, Inc.	8-K	001-36352	2.1	October 1, 2018

3.1	Ninth Amended and Restated Certificate of Incorporation	8-K	001-36352	3.1	March 28, 2014

3.2	Certificate of Amendment of Ninth Amended and Restated Certificate of Incorporation of Akebia Therapeutics, Inc.	8-K	001-36352	3.1	June 9, 2020

3.3	Second Amended and Restated Bylaws of Akebia Therapeutics, Inc.	8-K	001-36352	3.1	April 28, 2023

4.1	Form of Common Stock Certificate	S-1/A	333-193969	4.1	March 4, 2014

4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated March 5, 2014	10-K	001-36352	4.4	March 4, 2015

4.3#	Amendment No. 1 to Fourth Amended and Restated Investors’ Rights Agreement, dated June 28, 2017	10-K	001-36352	4.5	March 12, 2018

4.4#	Investment Agreement between Akebia Therapeutics, Inc. and Vifor (International) Ltd., dated May 12, 2017	10-Q	001-36352	4.1	August 8, 2017

4.5!	Investment Agreement between Akebia Therapeutics, Inc. and Vifor (International) Ltd., dated February 18, 2022	10-K	001-36352	4.5	March 1, 2022

4.6	Description of Registrant’s Securities	10-K	001-36352	4.6	February 25, 2021

4.7*	Form of Warrant

10.1†	Form of Director and Officer Indemnification Agreement	10-K	001-36352	10.1	March 12, 2018

10.2	Office Lease Agreement Between MA-Riverview/245 First Street, L.L.C. and Akebia Therapeutics, Inc., dated December 3, 2013	S-1	333-193969	10.2	February 14, 2014

10.3	First Amendment to Office Lease Agreement Between Jamestown Premier 245 First, LLC and Akebia Therapeutics, Inc., dated December 15, 2014	10-K	001-36352	10.3	March 4, 2015

10.4	Second Amendment to Office Lease Agreement Between Jamestown Premier 245 First, LLC and Akebia Therapeutics, Inc., dated November 23, 2015	10-K	001-36352	10.4	March 14, 2016

Akebia Therapeutics, Inc. | Form 10-K | Page 172

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date
10.5	Third Amendment to Office Lease Agreement Between Jamestown Premier 245 First, LLC and Akebia Therapeutics, Inc., dated July 25, 2016	10-Q	001-36352	10.1	November 9, 2016

10.6	Fourth Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc., dated May 1, 2017	10-K	001-36352	10.6	March 12, 2018

10.7	Fifth Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc. dated April 9, 2018	10-Q	001-36352	10.1	August 8, 2018

10.8	Sixth Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc. dated November 30, 2020	10-K	001-36352	10.8	February 25, 2021

10.9	One Marina Park Drive Office Lease dated April 29, 2015, by and between Keryx Biopharmaceuticals, Inc. and Fallon Cornerstone One MPD LLC	10-K	000-30929	10.29	March 1, 2017

10.10	First Amendment to One Marina Park Drive Office Lease, dated February 24, 2022, by and between Keryx Biopharmaceuticals, Inc. and CLPF One Marina Park Drive LLC (successor-in-interest to Fallon Cornerstone One MPD LLC)	10-K	001-36352	10.10	March 1, 2022

10.11	Assignment and Assumption Agreement, dated February 24, 2022, by and between Keryx Biopharmaceuticals, Inc. and Akebia Therapeutics, Inc.	10-K	001-36352	10.11	March 1, 2022

10.12	Sublease, dated as of September 9, 2019, by and between Keryx Biopharmaceuticals, Inc. and Foundation Medicine, Inc.	10-Q	001-36352	10.1	November 12, 2019

10.13†	Amended and Restated 2008 Equity Incentive Plan	S-1	333-193969	10.5	February 14, 2014

10.14†	Amendment No. 1 to Amended and Restated 2008 Equity Incentive Plan	S-1	333-193969	10.6	February 14, 2014

10.15†	Executive Employment Agreement with John P. Butler, dated September 16, 2013	S-1	333-193969	10.7	February 14, 2014

10.16†	Offer Letter to David Spellman, dated as of June 13, 2020	10-Q	001-36352	10.1	August 10, 2020

10.17†	Form of Non-Statutory Stock Option Agreement for Officers	S-1/A	333-193969	10.24	March 4, 2014

10.18†	Form of Non-Statutory Stock Option Agreement for Non-Employee Directors	S-1/A	333-193969	10.25	March 4, 2014

10.19†	Amended and Restated Non-Employee Director Compensation Program, effective April 27, 2023	10-Q	001-36352	10.1	May 8, 2023

10.20†	Second Amended and Restated Non-Employee Director Compensation Program, effective June 6, 2023	10-Q	001-36352	10.8	August 28, 2023

Akebia Therapeutics, Inc. | Form 10-K | Page 173

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date
10.21†*	Third Amended and Restated Non-Employee Director Compensation Program, effective January 1, 2024

10.22†	Form of Executive Severance Agreement for Officers	S-1/A	333-193969	10.27	March 4, 2014

10.23†	2014 Incentive Plan	S-1	333-193969	10.29	March 4, 2014

10.24†	Amendment No. 1 to the Akebia Therapeutics, Inc. 2014 Incentive Plan	S-8	333-229366	4.4	January 25, 2019

10.25†	Amended and Restated 2014 Employee Stock Purchase Plan	DEF 14A	001-36352	Appendix A	April 26, 2019

10.26†	Amended and Restated Cash Incentive Plan, effective January 19, 2022	10-K	001-36352	10.28	March 1, 2022

10.27†	Form of Officer Restricted Stock Unit Award Agreement under 2014 Incentive Plan	10-K	001-36352	10.18	March 12, 2018

10.28†	Form of Officer Restricted Stock Unit Award Agreement under 2014 Incentive Plan	10-K	001-36352	10.29	March 26, 2019

10.29†	Form of Officer Inducement Award Non-Statutory Stock Option Agreement	S-8	333-222728	4.4	January 26, 2018

10.30†	Form of Inducement Award Non-Statutory Stock Option Agreement for Non-Officers	S-8	333-222728	4.5	January 26, 2018

10.31†	Form of Officer Performance-Based Stock Option Award, under the Company's 2014 Incentive Plan, as amended	10-Q	001-36352	10.1	November 4, 2021

10.32†	Form of Officer Performance-Based Stock Restricted Stock Unit Award, under the Company's 2014 Incentive Plan, as amended	10-Q	001-36352	10.2	November 4, 2021

10.33†	Form of Officer Restricted Stock Unit Award Agreement under 2014 Incentive Plan (Retention Awards)	10-Q	001-36352	10.6	August 4, 2022

10.34†	Form of Officer Non-Statutory Stock Option Agreement under 2014 Incentive Plan (Retention Awards)	10-Q	001-36352	10.7	August 4, 2022

10.35†!	Form of Officer Cash Bonus Letter Agreement	10-Q	001-36352	10.3	November 4, 2021

10.36†	Form of Officer Stock Appreciation Rights Award Agreement under 2014 Incentive Plan	10-Q	001-36352	10.3	May 8, 2023

10.37†	Akebia Therapeutics, Inc. 2023 Stock Incentive Plan	S-8	333-272453	99.1	June 6, 2023

10.38†	Form of Non-Employee Director Stock Option Agreement under 2023 Stock Incentive Plan	10-Q	001-36352	10.10	August 28, 2023
Akebia Therapeutics, Inc. | Form 10-K | Page 174

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date

10.39†	Form of Non-Employee Director Restricted Stock Unit Agreement under 2023 Stock Incentive Plan	10-Q	001-36352	10.12	August 28, 2023

10.40†	Form of Officer Stock Option Agreement under 2023 Stock Incentive Plan	10-Q	001-36352	10.11	August 28, 2023

10.41†	Form of Officer Restricted Stock Unit Agreement under 2023 Stock Incentive Plan	10-Q	001-36352	10.13	August 28, 2023

10.42†	Form of Officer Inducement Award Stock Option Agreement under 2023 Stock Incentive Plan	10-Q	001-36352	10.14	August 28, 2023

10.43*†	Form of Officer Executive Severance Agreement (Reflecting Clawback Policy)

10.44*†	Form of Officer Cash Bonus Agreement (Reflecting Clawback Policy)

10.45*†	Form of Officer Stock Option Agreement under 2023 Stock Incentive Plan (Reflecting Clawback Policy)

10.46*†	Form of Officer Restricted Stock Unit Agreement under 2023 Stock Incentive Plan (Reflecting Clawback Policy)

10.47*†	Form of Officer Inducement Award Stock Option Agreement under 2023 Stock Incentive Plan (Reflecting Clawback Policy)

10.48†	Keryx Biopharmaceuticals, Inc. 1999 Stock Option Plan	10-Q	001-30929	10.2	March 21, 2003

10.49†	Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan	DEF 14A	000-30929	Annex C	April 29, 2004

10.50†	Amendment to the Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan dated April 11, 2006	10-Q	000-30929	10.1	August 9, 2006

10.51†	Keryx Biopharmaceuticals, Inc. 2007 Incentive Plan	DEF 14A	000-30929	Annex D	April 30, 2007

10.52†	Keryx Biopharmaceuticals, Inc. Amended and Restated 2013 Incentive Plan	8-K	000-30929	10.1	May 27, 2016

10.53†	Keryx Biopharmaceuticals, Inc. 2018 Equity Incentive Plan	S-8	333-226005	99.1	June 29, 2018

10.54†	Form of Indemnification Agreement between Keryx Biopharmaceuticals, Inc. and its Directors and Officers	10-Q	000-30929	10.1	November 9, 2016

10.55†	Form of Employee Agreement (Confidentiality, Non-Competition, Non-Solicitation and Development Agreement) applicable to Officers	10-K	001-36352	10.56	March 26, 2019

Akebia Therapeutics, Inc. | Form 10-K | Page 175

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date
10.56†	Keryx Biopharmaceuticals, Inc. Fourth Amended and Restated Directors Equity Compensation Plan	8-K	000-30929	10.2	May 27, 2016

10.57†	Keryx Biopharmaceuticals, Inc. Third Amended and Restated Directors Equity Compensation Plan	10-Q	000-30929	10.1	August 7, 2014

10.58†	Keryx Biopharmaceuticals, Inc. Director Non-Statutory Stock Option Award Terms and Conditions under the Third Amended and Restated Directors Equity Compensation Plan	10-K	001-36352	10.59	March 26, 2019

10.59†	Form of Officer Retention Letter Agreement	10-Q	001-36352	10.6	May 9, 2022

10.60†!	Form of Retention and Separation Agreement for Michel Dahan and Nicole R. Hadas	10-Q	001-36352	10.7	May 9, 2022

10.61†!	Form of Amendment to Retention and Separation Agreement for Michel Dahan and Nicole R. Hadas	10-Q	001-36352	10.2	November 3, 2022

10.62†!	Form of May 2023 Amendment to Retention and Separation Agreement for Michel Dahan and Nicole R. Hadas	10-Q	001-36352	10.4	August 28, 2023

10.63†!	July 2023 Amendment to Retention and Separation Agreement for Michel Dahan	10-Q	001-36352	10.5	August 28, 2023

10.64†!	July 2023 Amendment to Retention and Separation Agreement for Nicole R. Hadas	10-Q	001-36352	10.6	August 28, 2023

10.65†!	October 2023 Amendment to Retention and Separation Agreement for Nicole R. Hadas	10-Q	001-36352	10.3	November 8, 2023

10.66*†!	February 2024 Amendment to Retention and Separation Agreement for Nicole R. Hadas

10.67*†!	February 2024 Amendment to Retention and Separation Agreement for Michel Dahan

10.68†	Retention Agreement with David Spellman, dated June 22, 2022	10-Q	001-36352	10.5	August 4, 2022

10.69†	Separation Agreement with David Spellman, dated June 9, 2023 and Amendment to Separation Agreement dated July 6, 2023	10-Q	001-36352	10.7	August 28, 2023

10.70!	Collaboration Agreement between Akebia Therapeutics, Inc. and Mitsubishi Tanabe Pharma Corporation, dated December 11, 2015	10-K	001-36352	10.49	March 1, 2022

10.71#	Letter Agreement between Akebia Therapeutics, Inc. and Mitsubishi Tanabe Pharma Corporation, dated September 26, 2017	10-Q	001-36352	10.1	November 8, 2017

Akebia Therapeutics, Inc. | Form 10-K | Page 176

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date
10.72!	Amendment No. 1 to Collaboration Agreement, dated December 2, 2022, by and between Akebia Therapeutics, Inc. and Mitsubishi Tanabe Pharma Corporation	10-K	001-36352	10.53	March 10, 2022

10.73!	Termination and Settlement Agreement, dated June 30, 2022, by and between the Company and Otsuka Pharmaceutical Co. Ltd.	10-Q	001-36352	10.8	August 4, 2022

10.74!	Packaging Validation Transfer Agreement, dated April 20, 2023, by and between the Company and Otsuka Pharmaceutical Co. Ltd.	10-Q	001-36352	10.3	August 28, 2023

10.75!	Second Amended and Restated License Agreement, dated February 18, 2022, by and between Akebia Therapeutics, Inc. and Vifor (International) Ltd.	10-K	001-36352	10.54	March 1, 2022

10.76	Open Market Sale AgreementSM, dated April 7, 2022, by and between Akebia Therapeutics, Inc. and Jefferies LLC	8-K	001-36352	1.1	April 7, 2022

10.77!	Second Amended and Restated License Agreement dated April 17, 2019, by and between Akebia Therapeutics, Inc. and Panion & BF Biotech, Inc.	10-Q	001-36352	10.1	August 8, 2019

10.78#	Amended and Restated Sub-License Agreement, dated June 8, 2009, as amended by the First Amendment thereto, dated June 12, 2013, by and between Keryx Biopharmaceuticals, Inc., Japan Tobacco, Inc. and Torii Pharmaceutical Co., Ltd	10-Q	000-30929	10.1	November 7, 2017

10.79!	Master Manufacturing Services Agreement by and between Keryx Biopharmaceuticals, Inc. and Patheon Manufacturing Services LLC and certain of its affiliates, dated September 27, 2016, and related Product Agreement dated September 27, 2016, and related Product Agreement dated October 12, 2016	10-K	001-36352	10.58	March 1, 2022

10.80#	Product Agreement, dated August 29, 2017, by and between Keryx Biopharmaceuticals, Inc. and Patheon Inc. (an affiliate of Patheon Manufacturing Services LLC) related to the Master Manufacturing Services Agreement by and between Keryx Biopharmaceuticals, Inc. and Patheon Manufacturing Services LLC and certain of its affiliates dated November 12, 2016	10-Q	000-30929	10.2	November 7, 2017

10.81#	Master Manufacturing Services and Supply Agreement, dated December 20, 2017, by and between Keryx Biopharmaceuticals, Inc. and Siegfried Evionnaz SA	10-K	000-30929	10.13	February 21, 2018

10.82	Amendment No. 1 to Master Manufacturing Services and Supply Agreement, dated as of December 21, 2020, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc.	10-K	001-36352	10.57	February 25, 2021

10.83	Amendment No. 2 to Master Manufacturing Services and Supply Agreement, dated as of January 29, 2021, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc.	10-K	001-36352	10.58	February 25, 2021

Akebia Therapeutics, Inc. | Form 10-K | Page 177

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date
10.84!	Amendment No. 3 to Master Manufacturing Services and Supply Agreement, dated as of February 11, 2021, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc.	10-K	001-36352	10.59	February 25, 2021

10.85	Amendment No. 4 to Master Manufacturing Services and Supply Agreement, dated as of December 17, 2021, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc.	10-K	001-36352	10.64	March 1, 2022

10.86!	Amendment No. 5 to Master Manufacturing Services and Supply Agreement, dated February 28, 2023, by and between Keryx Biopharmaceuticals, Inc. and Siegfried Evionnaz SA	10-Q	001-36352	10.2	May 8, 2023

10.87#	Exclusive Distribution Agreement between Keryx Biopharmaceuticals, Inc. and Cardinal Health 105, Inc., dated October 16, 2014 and First Amendment to Exclusive Distribution Agreement between Keryx Biopharmaceuticals, Inc. and Cardinal Health 105, Inc., dated April 14, 2015	10-K	001-36352	10.60	March 26, 2019

10.88!	Termination and Settlement Agreement, dated December 22, 2022, by and between Keryx Biopharmaceuticals, Inc. and BioVectra Inc.	10-K	001-36352	10.70	March 10, 2023

10.89!	Loan Agreement, dated November 11, 2019, by and among the Company, Keryx Biopharmaceuticals, Inc., Biopharma Credit plc and Biopharma Credit Investments V (Master) LP	10-K	001-36352	10.62	March 12, 2020

10.90!	First Amendment and Waiver, dated February 18, 2022, by and among the Company, Biopharma Credit plc, BPCR Limited Partnership and Biopharma Credit Investments V (Master) LP	10-K	001-36352	10.69	March 1, 2022

10.91!	Second Amendment and Waiver, dated July 15, 2022, by and among the Company, Biopharma Credit plc, BPCR Limited Partnership and Biopharma Credit Investments V (Master) LP	10-Q	001-36352	10.9	August 4, 2022

10.92!	Third Amendment to Loan Agreement, dated as of June 30, 2023, by and among the Company, Biopharma Credit plc, BPCR Limited Partnership and Biopharma Credit Investments V (Master) LP	10-Q	001-36352	10.2	August 28, 2023

10.93*!	Fourth Amendment to Loan Agreement dated as of October 31, 2023, by and among the Company, BioPharma Credit PLC, BPCR Limted Partnership, and BioPharma Credit Investments V (Master) LP

10.94!	Guaranty and Security Agreement, dated November 25, 2019, by and between the Company, Keryx Biopharmaceuticals, Inc. and Biopharma Credit plc	10-K	001-36352	10.63	March 12, 2022

10.95!	Supply Agreement, dated as of March 11, 2020, by and between Akebia Therapeutics, Inc. and Patheon, Inc.	10-Q	001-36352	10.1	May 5, 2020

Akebia Therapeutics, Inc. | Form 10-K | Page 178

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date
10.96!	Supply Agreement, dated as of April 2, 2020, by and between Akebia Therapeutics, Inc. and STA Pharmaceutical Hong Kong Limited	10-Q	001-36352	10.2	August 10, 2020

10.97!	Amendment No. 1 to the Supply Agreement, dated as of April 15, 2021, by and between Akebia Therapeutics, Inc, and STA Pharmaceutical Hong Kong Limited	10-Q	001-36352	10.1	August 5, 2021

10.98!	Supply Agreement, dated February 10, 2021, by and between the Company and STA Pharmaceutical Hong Kong Limited	10-Q	001-36352	10.4	May 10, 2021

10.99!	Royalty Interest Acquisition Agreement, dated February 25, 2021, by and between the Company and HealthCare Royalty Partners IV, L.P.	10-Q	001-36352	10.5	May 10, 2021

10.100!	License Agreement, dated December 22, 2022, by and among Akebia Therapeutics, Inc., Keryx Biopharmaceuticals, Inc. and Averoa SAS	10-K	001-36352	10.81	March 10, 2023

10.101!	License Agreement, dated May 24, 2023, by and between the Company and MEDICE Arzneimittel Pütter GmbH & Co. KG	10-Q	001-36352	10.1	August 28, 2023

10.102*!	Agreement for the Provision of a Loan Facility dated January 29, 2024 between the Company and Kreos Capital VII (UK) Limited

10.103*	Warrant Agreement dated January 29, 2024 by and between the Company and Kreos Capital VII Aggregator SCSp

21.1	List of Subsidiaries	10-K	001-36352	21.1	February 25, 2021

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350

97.1†*	Akebia Therapeutics, Inc. Dodd-Frank Compensation Recovery Policy

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)
Akebia Therapeutics, Inc. | Form 10-K | Page 179

Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
None.
Akebia Therapeutics, Inc. | Form 10-K | Page 180

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: March 14, 2024	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Akebia Therapeutics, Inc. | Form 10-K | Page 181

Date: March 14, 2024	By:	/s/ John P. Butler
John P. Butler
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2024	By:	/s/ Ellen E. Snow
Ellen E. Snow
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 14, 2024		/s/ Richard C. Malabre
Richard C. Malabre
Chief Accounting Officer (Principal Accounting Officer)

Date: March 14, 2024	By:	/s/ Adrian Adams
Adrian Adams
Chairperson and Director

Date: March 14, 2024	By:	/s/ Ron Frieson
Ron Frieson
Director

Date: March 14, 2024	By:	/s/ Steven C. Gilman
Steven C. Gilman
Director

Date: March 14, 2024	By:	/s/ Michael Rogers
Michael Rogers
Director

Date: March 14, 2024	By:	/s/ Cynthia Smith
Cynthia Smith
Director

Date: March 14, 2024	By:	/s/ Myles Wolf
Myles Wolf
Director

Date: March 14, 2024	By:	/s/ LeAnne M. Zumwalt
LeAnne M. Zumwalt
Director
Akebia Therapeutics, Inc. | Form 10-K | Page 182