Form 10-Q
period 2024-03-31
Akebia Therapeutics, Inc.
filed 2024-05-09
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2024 was 209,596,378.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that are being made pursuant to the provisions of the U.S. Private Securities Litigation Reform Act of 1995 with the intention of obtaining the benefits of the “safe harbor” provisions of that Act. All statements contained in this Quarterly Report on Form 10‑Q other than statements of historical fact are forward-looking statements. These forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “build,” “can,” “contemplate,” “continue,” “could,” “should,” “designed,” “estimate,” “project,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “strategy,” “seek,” “target,” “will,” “would,” and other words and terms of similar meaning, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, statements about:
•our ability to execute a successful commercial launch of Vafseo®, and our plans with respect to commercializing Vafseo and indication expansion opportunities currently under evaluation for Vafseo;
•the potential therapeutic benefits, safety profile, and effectiveness of Vafseo;
•our pipeline and portfolio, including its potential, and our related research and development activities;
•the timing, investment and associated activities involved in continued commercialization of Auryxia® (ferric citrate), its growth opportunities and our ability to execute thereon;
•the potential indications, demand and market opportunity, potential and acceptance of Auryxia and Vafseo, including the size of eligible patient populations;
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
•our and our collaborators’ strategy, plans and expectations with respect to the development, manufacturing, supply, commercialization, launch, marketing and sale of Auryxia and Vafseo and the associated timing thereof;
•our ability to maintain any marketing authorizations we currently hold or will obtain, including our marketing authorizations for Auryxia and our ability to complete post-marketing requirements with respect thereto;
•our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms and processes on a timely basis, or at all, with third-party payors for Auryxia and Vafseo;
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
•expected ongoing reliance on third parties, including with respect to the development, manufacturing, supply and commercialization of Auryxia and Vafseo;
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
Any or all of these forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. These forward-looking statements involve risks and uncertainties, including those that are discussed below under the heading "Risk Factors Summary", and the risk factors identified further in Part II, Item 1A. "Risk Factors" included in this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q and in our Securities and Exchange Commission reports filed after this report, that could cause our actual results, financial condition, performance or achievements to be materially different from those indicated in these forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason. Unless otherwise stated, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
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

RISK FACTORS SUMMARY
Investing in our common stock involves numerous risks, including the risks summarized below and described in further detail in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. These risks include, but are not limited to, the following:
•We have incurred significant losses since our inception, and anticipate that we will continue to incur losses and cannot guarantee when, if ever, we will become profitable or attain positive cash flows.
•We may require substantial additional financing to fund our business. A failure to obtain this necessary capital when needed, or on acceptable terms, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
•Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our products and product candidates on unfavorable terms to us.
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
•Our business is substantially dependent on the commercial success of Auryxia and Vafseo. If we are unable to continue to successfully commercialize Auryxia and commercially launch Vafseo, our results of operations and financial condition will be materially harmed.
•If we are unable to maintain or expand, or, with respect to Vafseo, initiate, sales and marketing capabilities or enter into additional agreements with third parties, we may not be successful in commercializing Auryxia, Vafseo or any other product candidates that may be approved.
•Our, or our partners', failure to obtain or maintain adequate coverage, pricing and reimbursement for Auryxia, Vafseo or any other future approved products, could have a material adverse effect on our or our collaboration partners’ ability to sell such approved products profitably and otherwise have a material adverse impact on our business.
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
•Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and we will incur additional costs in connection with, and may experience delays in completing, or ultimately be unable to complete, the development of any of our product candidates.
•Conducting clinical trials outside of the U.S., as we have done historically and as we may decide to do in the future, presents additional risks and complexities and, if we decide to conduct a clinical trial outside of the U.S. in the future, we may not complete such trials successfully, in a timely manner, or at all, which could affect our ability to obtain regulatory approvals.
•Auryxia, Vafseo or any other product or product candidate, including those that may be in-licensed or acquired, may cause undesirable side effects or have other properties that may delay or prevent marketing approval or limit their commercial potential.
•We may not be able to obtain marketing approval for any current or future product candidate, or we may experience significant delays in doing so, any of which would materially harm our business.
•Products approved for marketing are subject to extensive post-marketing regulatory requirements, including post-approval pediatric studies for Auryxia and Vafseo, and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties, including withdrawal of marketing approval, if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.
•We are subject to complex regulatory schemes that require significant resources to ensure compliance and our failure to comply with applicable laws could subject us to government scrutiny or enforcement, potentially resulting in costly investigations, fines, penalties or sanctions, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
•We will incur significant liability if it is determined that we are promoting any “off-label” use of Auryxia, Vafseo or any other product we may develop, in-license or acquire or if it is determined that any of our activities violates the federal Anti-Kickback Statute.
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
•We depend on collaborations with third parties for the development and commercialization of Auryxia, Riona and Vafseo and if these collaborations are not successful or if our collaborators terminate their agreements with us, we may not be able to capitalize on the market potential of Auryxia, Riona and Vafseo, and our business could be materially harmed.
•We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, or at all, we may have to alter our development and commercialization plans.
•We rely upon third parties to conduct all aspects of our product manufacturing and commercial distribution, and in many instances only have a single supplier or distributor, and the loss of these manufacturers or distributors, their failure to supply us on a timely basis, or at all, or in accordance with their contractual duties, could cause delays in or disruptions to our supply chain and substantially harm our business.
•We rely upon third parties to conduct our clinical trials and certain of our preclinical studies. If they do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain or maintain marketing approval for Auryxia, Vafseo or any of our product candidates, and our business could be substantially harmed.
•If the licensor of certain intellectual property relating to Auryxia terminates, modifies or threatens to terminate existing contracts or relationships with us, our business may be materially harmed.
•We currently rely on third parties in China for the manufacture of raw materials, drug substance and drug product for the commercial supply of Vafseo and for early-stage research services. Our commercialization of Vafseo, or our development of our product candidates could be delayed, prevented or impaired if there are disruptions or delays in obtaining these products or services.
•If we are unable to adequately protect our intellectual property, third parties may be able to use our intellectual property, which could adversely affect our ability to compete in the market.
•We may not be able to protect our intellectual property rights throughout the world.
•The intellectual property that we own or have licensed and related non-patent exclusivity relating to our current and future products is, and may be, limited, which could adversely affect our ability to compete in the market and adversely affect the value of Auryxia, Vafseo or other future products.
•The market entry of one or more generic competitors or any third party’s attempt to challenge our intellectual property rights will likely limit Auryxia and Vafseo sales and have an adverse impact on our business and results of operation.
•Litigation and administrative proceedings, including intellectual property infringement or opposition/invalidation proceedings, may be costly and time consuming and may delay or harm our drug discovery, development and commercialization efforts.
•We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.
•If we fail to attract, retain and motivate senior management and qualified personnel, we may be unable to successfully develop and commercialize Auryxia or Vafseo.
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
For the Quarter Ended March 31, 2024

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 1

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$41,961	$42,925
Inventories	25,532	15,691
Accounts receivable, net	26,620	39,290
Prepaid expenses and other current assets	18,831	20,243
Total current assets	112,944	118,149
Property and equipment, net	3,265	3,629
Operating right-of-use assets	11,399	12,416
Intangible asset, net	27,032	36,042
Goodwill	59,044	59,044
Other long-term assets	11,793	12,423
Total assets	$225,477	$241,703
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$11,882	$14,635
Accrued expenses and other current liabilities	53,910	67,735
Short-term deferred revenue	695	—
Current portion of long-term debt	—	17,500
Total current liabilities	66,487	99,870
Deferred revenue, net of current portion	43,296	43,296
Long-term operating lease liabilities	7,636	8,947
Long-term debt, net	30,145	17,183
Liability related to sale of future royalties	53,498	54,013
Refund liability to customer	39,927	40,093
Warrant liability	4,975	—
Other long-term liabilities	6,771	8,885
Total liabilities	252,735	272,287
Commitments and contingencies (Note 10)
Stockholders' deficit:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock $0.00001 par value; 350,000,000 shares authorized at March 31, 2024 and December 31, 2023; 209,454,149 and 194,582,539 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	1,599,669	1,578,358
Accumulated other comprehensive income	6	6
Accumulated deficit	(1,626,935)	(1,608,950)
Total stockholders' deficit	(27,258)	(30,584)
Total liabilities and stockholders' deficit	$225,477	$241,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 2

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2024	2023
Revenues
Product revenue, net	$31,009	$34,706
License, collaboration and other revenue	1,598	5,299
Total revenues	32,607	40,005
Cost of goods sold
Cost of product and other revenue	2,594	11,178
Amortization of intangible asset	9,011	9,011
Total cost of goods sold	11,605	20,189
Operating expenses:
Research and development	9,731	19,686
Selling, general and administrative	25,438	25,053
License	711	568
Restructuring	58	106
Total operating expenses	35,938	45,413
Loss from operations	(14,936)	(25,597)
Other income (expense)
Interest expense	(2,498)	(1,561)
Other income	95	282
Change in fair value of warrant liability	(129)	—
Loss on extinguishment of debt	(517)	—
Net loss before income taxes	$(17,985)	$(26,876)
Net loss	$(17,985)	$(26,876)
Comprehensive loss	$(17,985)	$(26,876)

Net loss per share:
Basic and diluted	$(0.09)	$(0.15)

Weighted average common shares outstanding:
Basic and diluted	204,955,151	184,768,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Akebia Therapeutics, Inc. | Form 10-Q | Page 3

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(dollars in thousands)	Shares	Amount
Balance at December 31, 2022	184,135,714	$2	$1,562,247	$6	$(1,557,025)	$5,230
Proceeds from sale of stock under employee stock purchase plan	103,500	—	34	—	—	34
Stock-based compensation expense	—	—	2,489	—	—	2,489
Restricted stock unit vesting	1,596,732	—	—	—	—	—
Net loss	—	—	—	—	(26,876)	(26,876)
Balance at March 31, 2023	185,835,946	$2	$1,564,770	$6	$(1,583,901)	$(19,123)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(dollars in thousands)	Shares	Amount
Balance at December 31, 2023	194,582,539	$2	$1,578,358	$6	$(1,608,950)	$(30,584)
Issuance of common stock, net of issuance costs	13,261,311	—	18,740	—	—	18,740
Proceeds from sale of stock under employee stock purchase plan	92,321	—	70	—	—	70
Exercise of options	280,260	—	141	—	—	141
Stock-based compensation expense	—	—	2,360	—	—	2,360
Restricted stock unit vesting	1,237,718	—	—	—	—	—
Net loss	—	—	—	—	(17,985)	(17,985)
Balance at March 31, 2024	209,454,149	$2	$1,599,669	$6	$(1,626,935)	$(27,258)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 4

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Operating Activities:
Net loss	$(17,985)	$(26,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	364	398
Amortization of intangible asset	9,011	9,011
Change in fair value of warrant liability	129	—
Non-cash royalty revenue related to sale of future royalties	(391)	(425)
Non-cash research and development expense	—	782
Non-cash interest expense	326	502
Non-cash operating lease expense	1,017	(578)
Non-cash loss on extinguishment of debt	294	—
Write-down of inventory	590	335
Stock-based compensation expense	2,360	2,489
Changes in operating assets and liabilities:
Accounts receivable	12,670	21,553
Inventory	(4,434)	7,347
Prepaid expenses and other current assets	1,412	7,378
Other long-term assets	(613)	(2,812)
Accounts payable	(7,501)	(9,013)
Accrued expense and other current liabilities	(15,045)	(25,115)
Operating lease liabilities	(731)	651
Deferred revenue	695	(3,738)
Other long-term liabilities	(1,600)	573
Net cash used in operating activities	(19,432)	(17,538)
Investing Activities:
Net cash used in investing activities	—	—
Financing Activities:
Proceeds from the issuance of debt	37,000	—
Payments of issuance costs related to BlackRock Credit Agreement	(750)	—
Proceeds from issuance of common stock, net of issuance costs	18,740	—
Proceeds from issuance of stock under employee stock purchase plan	70	34
Proceeds from the exercise of stock options	141	—
Repayment of term debt	(36,726)	(16,000)
Net cash provided by (used in) financing activities	18,475	(15,966)
Decrease in cash, cash equivalents and restricted cash	(957)	(33,504)
Cash, cash equivalents and restricted cash — beginning of period	44,579	93,169
Cash, cash equivalents and restricted cash — end of period	$43,622	$59,665

Non-cash financing activities
Issuance of warrants in connection with BlackRock Credit Agreement	$4,846	$—
Unpaid issuance costs related to BlackRock Credit Agreement	$522	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 5

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.NATURE OF BUSINESS
Organization
Akebia Therapeutics, Inc., referred to as Akebia or the Company, was incorporated in the State of Delaware in 2007 and became a public company in 2014. Akebia is a fully integrated commercial-stage biopharmaceutical company committed to addressing patients' unmet needs. The Company's purpose is to better the life of each person impacted by kidney disease.
The Company has two products approved by the Food and Drug Administration, or FDA, in the United States, or U.S. Vafseo® (vadadustat) is an oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor. Vafseo (vadadustat) tablets is approved in the U.S. on March 27, 2024 for the treatment of anemia due to chronic kidney disease, or CKD, in adults who have been receiving dialysis for at least three months. The Company intends to commercialize Vafseo in the U.S. with Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor. Auryxia® (ferric citrate) is marketed for two indications: (i) the control of serum phosphorus levels in adult patients with dialysis dependent chronic kidney disease, or DD-CKD, and (ii) the treatment of iron deficiency anemia, or IDA, in adult patients with non-dialysis chronic kidney disease, or NDD-CKD. Auryxia will lose exclusivity in the U.S. in March 2025.
Vafseo is also approved for the treatment of symptomatic anemia associated with CKD in the European Economic Area, or EEA, the United Kingdom, or UK, Switzerland, Australia, South Korea and Taiwan in adult patients on chronic maintenance dialysis and in Japan for adult dialysis-dependent and non-dialysis patients. The Company will continue to support its partners in preparation to launch Vafseo in Europe, Taiwan and potentially other countries to pursue its goal of enabling broad access to Vafseo for patients globally.
Ferric citrate is also approved in Japan, and is marketed and sold by the Company's collaboration partner, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD and for the treatment of adult patients with IDA under the trade name Riona (ferric citrate hydrate).
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
As of March 31, 2024, the Company had cash and cash equivalents of approximately $42.0 million. Based on its current operating plan, the Company believes that its cash resources and the cash the Company expects to generate from product, royalty, supply and license revenues will be sufficient to fund its current operating plan for at least twelve months from the filing of this Quarterly Report on Form 10-Q, or Form 10-Q. However, if the Company’s operating performance deteriorates significantly from the levels expected in the Company’s operating plan, it would affect the Company’s liquidity and its ability to continue as a going concern in the future. The Company expects to finance future cash needs through product and license, collaboration and other revenue, including royalties and revenue from supply agreements. If the Company believes its resources are insufficient to satisfy its liquidity requirements, it may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions, consider other cash-generating or saving measures or a combination of these approaches or other strategic alternatives. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company or that its cash resources will fund its operating plan for the period of time anticipated by the Company, or that additional funding will be available on terms acceptable to the Company, or at all.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023, and notes thereto, which are included in the Company's Annual Report on Form 10-K, that was filed with the Securities and Exchange Commission, or SEC, on March 14, 2024, or 2023 Form 10-K. Since the date of those financial statements, there have been no material changes to the Company's significant accounting policies.
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or any other future period.
The Company has experienced seasonality from quarter to quarter. In general, the first quarter usually has lower revenues than the preceding fourth quarter, the second and third quarters have higher revenues than the first quarter, and the fourth quarter revenues are the highest in the year.
Akebia Therapeutics, Inc. | Form 10-Q | Page 6

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., or GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.
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
Significant estimates and judgments reflected in these unaudited condensed consolidated financial statements include, but are not limited to: accrued expenses, other long-term liabilities, product revenues, including various rebates, returns and reserves related to product sales, inventories, classification of expenses between cost of goods sold, R&D and selling, general and administrative, long-term assets, including the Company's right-of-use assets, intangible asset and goodwill.
Cash, Cash Equivalents and Restricted Cash
In determining its cash, cash equivalents and restricted cash, the Company considers only those highly liquid investments, readily convertible to cash within 90 days from the date of purchase to be cash equivalents. As of March 31, 2024, cash and cash equivalents primarily included cash on hand.
Restricted cash represents amounts required to secure the outstanding letter of credit in connection with the Company’s office and laboratory space in Cambridge, Massachusetts, or the Cambridge Lease. Restricted cash is included in “other long-term assets” in the consolidated balance sheets.
The following table reconciles cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the total amounts showing in the consolidated statements of cash flows:

(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$41,961	$42,925
Restricted cash included in other long-term assets	1,661	1,654
Total cash, cash equivalents and restricted cash	$43,622	$44,579
Concentration of Credit Risk
Cash, cash equivalents and accounts receivable are the only financial instruments that potentially subject the Company to concentrations of credit risk. The Company maintains cash accounts principally at two financial institutions in the U.S., which at times, may exceed the Federal Deposit Insurance Corporation's limits. The Company has not experienced any losses from cash balances in excess of the insurance limit. The Company's management does not believe the Company is exposed to significant credit risk at this time due to the financial condition of the financial institutions where its cash is held.
Akebia Therapeutics, Inc. | Form 10-Q | Page 7

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables and the overall quality and age of those invoices not specifically reviewed as well as historical payment patterns and existing economic factors. The Company believes that credit risks associated with its customers and collaboration partners are not significant. The Company's allowance for credit losses was $0.6 million and $1.0 million as of March 31, 2024 and December 31, 2023, respectively. Write-offs for the three months ended March 31, 2024 were $0.5 million. There were no write-offs for the three months ended March 31, 2023.
Manufacturing and Distribution Risk
The Company is dependent on third-party manufacturers, logistics company and distributors to supply products for commercial activities associated with its product and product candidates, as applicable. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to the Company's product and product candidate activities. These activities, including the commercialization of Auryxia and Vafseo, could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs or distribution of finished product to the market.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. The Company is currently reviewing the impact that the adoption of ASU 2023-07 may have on its consolidated financial statements and disclosure.
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
3.FAIR VALUE OF FINANCIAL INSTRUMENTS
The tables below present certain assets and liabilities measured at fair value categorized by the level of input used in the valuation of each asset and liability (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Long-term liability:
Warrant liability	$—	$4,975	$—	$4,975

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$1,504	$—	$—	$1,504
Warrant liability – Warrant liability is classified within Level 2 of the fair value hierarchy because they are valued using inputs which are observable either directly or indirectly. The fair value was calculated using the Black-Scholes option pricing model using the following key inputs: volatility, risk-free rate, dividend yield and expected term.
Cash equivalents — Money market funds included within cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. As of March 31, 2024, the Company did not have any money market funds included in cash equivalents.

Akebia Therapeutics, Inc. | Form 10-Q | Page 8

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.INVENTORIES AND PREPAID MANUFACTURING
Inventories consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Inventories, current:
Work-in-process	$14,133	$4,297
Finished goods	11,399	11,394
Inventories, current	$25,532	$15,691
Long-term inventories included in other long-term assets:
Raw materials	586	1,143
Work-in-process	7,568	8,260
Inventories, long-term	8,154	9,403
Total inventories	$33,686	$25,094
As of March 31, 2024 and December 31, 2023, inventory consisted primarily of inventory related to the Company's commercial product, Auryxia. As of March 31, 2024 and December 31, 2023, the Company had no prepaid manufacturing costs and $0.5 million of prepaid manufacturing costs for Auryxia drug substance, respectively.
Inventory written down for Auryxia as a result of excess, obsolescence, scrap or other reasons charged to cost of product and other revenue in the unaudited condensed consolidated statement of operations and comprehensive loss totaled approximately $0.6 million and $0.3 million during the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, the Company realized lower cost of product and other revenue of $3.7 million due to the Company's ability to commercially sell inventory previously written down to zero, its then net realizable value.
Pre-Launch Inventory
The Company records advance payments for Vafseo active pharmaceutical ingredient, or API, or drug substance (raw materials) it expects to use for the U.S. launch and Medice Territory as prepaid manufacturing costs. Upon the quality release of the Vafseo batches and transfer of title to the Company from the contract manufacturing organization, or CMO, the cost of the pre-launch inventory prior to regulatory approval, including the manufacturing costs, was expensed to R&D. As of March 31, 2024 and December 31, 2023, the Company had $14.0 million of prepaid manufacturing costs for Vafseo drug substance expected to be used in the U.S. launch of Vafseo included in prepaid expenses and other current assets on the consolidated balance sheets. See Note 6, Additional Balance Sheet Detail, for further information.
5.INTANGIBLE ASSET AND GOODWILL
Intangible Asset
Intangible asset, net of accumulated amortization, prior impairments and adjustments as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024			December 31, 2023
Intangible asset:	Gross Carrying Value	Accumulated Amortization	Net Book Value	Net Book Value	Estimated Useful Life
Developed product rights for Auryxia	$214,705	$(187,673)	$27,032	$36,042	6 years
The Company recorded $9.0 million in amortization expense for each of the three months ended March 31, 2024 and 2023 related to the developed product rights for Auryxia.
Goodwill
As of March 31, 2024 and December 31, 2023, the Company had goodwill of $59.0 million in connection with the December 2018 merger with Keryx. The Company has not identified any goodwill impairment to date.
6.ADDITIONAL BALANCE SHEET DETAIL
Prepaid expenses and other current assets are as follows (in thousands):
Akebia Therapeutics, Inc. | Form 10-Q | Page 9

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Description	March 31, 2024	December 31, 2023
Prepaid manufacturing	$14,018	$14,489
Other	4,813	5,754
Total prepaid expenses and other current assets	$18,831	$20,243
See Note 4, Inventories and Prepaid Manufacturing, for further information on prepaid manufacturing expenses.
Other long-term assets are as follows (in thousands):

Description	March 31, 2024	December 31, 2023
Long-term inventories	$8,154	$9,403
Restricted cash	1,661	1,654
Other	1,978	1,366
Total other long-term assets	$11,793	$12,423
See Note 4, Inventories and Prepaid Manufacturing, for further information on long-term inventories.
Cloud Computing Implementation Costs
The Company incurs costs to implement cloud computing arrangements that are hosted by a third-party vendor. In accordance with ASC 350-40, Goodwill and Other, Internal-Use Software, for cloud computing arrangements that meet the definition of a service contract, the Company capitalizes qualifying implementation costs incurred during the application development stage as a component of other assets. Capitalization of these costs concludes once the project is substantially complete and the software is ready for the Company's intended use. Once available for its intended use, the capitalized costs will be amortized on a straight-line basis over the term of the associated hosting arrangement including periods covered by an option to extend, and will be included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. Costs related to data conversion, overhead, general and administrative activities, and training are expensed as incurred. Post-configuration training and maintenance costs will be expensed as incurred.
Other assets as of March 31, 2024 included approximately $0.6 million of capitalized implementation costs. There were no implementation costs capitalized as of December 31, 2023. There was no amortization expense for the three months ended March 31, 2024 and 2023.
Accrued expenses and other current liabilities consists of the following (in thousands):

Description	March 31, 2024	December 31, 2023
Product revenue allowances	$13,563	$22,940
Product return reserves, current portion	4,516	5,420
Clinical trial costs	253	328
Compensation and related benefits	5,817	8,216
Operating lease liabilities, current portion	5,071	4,491
Royalties due to Panion	2,568	3,989
Professional fees	2,889	1,909
Accrued manufacturing costs	1,676	5,555
Restructuring costs, current portion	751	737
BioVectra termination fees, current portion	10,000	7,500
Liability related to sale of future royalties, current portion	1,994	2,048
Other	4,812	4,602
Total accrued expenses and other current liabilities	$53,910	$67,735
7.INDEBTEDNESS
Entry into BlackRock Loan Facility
On January 29, 2024, or the Closing Date, the Company entered into the Agreement for the Provision of a Loan Facility, or the BlackRock Credit Agreement, with Kreos Capital VII (UK) Limited, or Kreos, which are funds and accounts managed by BlackRock Inc., collectively, BlackRock, and provides for a senior secured term loan facility in the aggregate principal amount
Akebia Therapeutics, Inc. | Form 10-Q | Page 10

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of up to $55.0 million, or the Term Loan Facility. The Term Loan Facility is available in three tranches (i) Tranche A — $37.0 million was funded on the Closing Date and used to repay the Pharmakon Term Loans; (ii) Tranche B — $8.0 million was funded on April 19, 2024, or the Tranche B Closing Date, and (iii) Tranche C — $10.0 million is available in a single draw through December 31, 2024, collectively the Term Loans. Tranche C is available subject to receipt of a certain amount of cumulative gross cash proceeds after the Closing Date in the form of equity or equity linked securities in one or more series of transactions.
On the Closing Date, the Company drew $34.5 million on Tranche A, after deducting debt issuance costs, fees and expenses. On the Tranche B Closing Date, the Company drew $7.5 million, after deducting debt issuance costs, fees and expenses.
The BlackRock Term Loan Facility had an initial maturity date of March 31, 2025, which was automatically extended to January 29, 2028, after the Company received FDA approval for Vafseo, or the BlackRock Maturity Date. The Company is required to make interest-only payments until December 31, 2026, or the BlackRock Interest Only Period, after which the Company will begin paying equal monthly principal on the first calendar day of each month. In the event of certain prespecified events, the repayment schedule will be accelerated.
The Term Loan Facility will accrue interest at a floating annual rate equal to the sum of (i) term Secured Overnight Financing Rate, or SOFR, for a tenor of one month (subject to a floor of 4.25% per annum) plus (ii) a margin of 6.75% per annum (subject to an overall cap of 15.00% per annum on the all-in interest rate). As of March 31, 2024, the Company's interest rate was 12.08%. The Company recognized interest expense related to the BlackRock Credit Agreement of $1.0 million during the three months ended March 31, 2024.
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
As of March 31, 2024, future principal payments under the BlackRock Credit Agreement are as follows (in thousands):

Principal Payments
2024	$—
2025	—
2026	—
2027	34,010
2028	1,299
Total before unamortized discount and issuance costs	35,309
Less: unamortized discount and issuance costs	(5,164)
Total term loans	$30,145
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
Warrant
On the Closing Date, Kreos Capital VII Aggregator SCSp, an affiliate of Kreos, or the Warrant Holder, received a warrant to purchase 3,076,923 shares of the Company’s common stock, at an exercise price per share of $1.30, or the Initial Warrant, and upon borrowing of Tranche C, the Company will become obligated to issue to the Warrant Holder additional warrants to purchase 1,153,846 shares of the Company’s common stock at an exercise price per share of $1.30. Each warrant shall be exercisable for eight years from the date of issuance.
The Initial Warrant is liability classified under ASC 815, Derivatives and Hedging, as it could potentially require net cash settlement outside of the Company’s control. The Initial Warrant is measured at fair value each period with changes in fair value presented within the unaudited condensed consolidated statements of operations. The fair value of the warrant liability
Akebia Therapeutics, Inc. | Form 10-Q | Page 11

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

was $5.0 million as of March 31, 2024. See Note 3, Fair Value of Financial Instruments, for information on the fair value determination.
Other Agreements Accounted for as Debt
The Company has a liability related to the sale of future royalties which is accounted for as a debt arrangement. See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, for further information.
The Company has a refund liability with CSL Vifor which is also accounted for as a debt arrangement. See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, for further information.
Pharmakon Term Loans (Extinguished January 29, 2024)
On November 11, 2019, the Company, with Keryx as guarantor, entered into a loan agreement, or Pharmakon Loan Agreement, with BioPharma Credit PLC as collateral agent and a lender, or Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, and a Guaranty and Security Agreement with the Collateral Agent. BioPharma Credit PLC subsequently transferred its interest in the loans, solely in its capacity as a lender, to its affiliate, BPCR Limited Partnership. The Collateral Agent and the lenders are collectively referred to as Pharmakon. The Pharmakon Loan Agreement, as amended, consisted of a secured term loan facility in an aggregate amount of up to $100.0 million, or Pharmakon Term Loans, which was made available under two tranches: (i) Pharmakon Tranche A - $80.0 million and (ii) Pharmakon Tranche B - $20.0 million. On November 25, 2019, the Company drew $77.3 million on Pharmakon Tranche A, net of fees and expenses of $2.7 million. On December 10, 2020, the Company drew $20.0 million on Pharmakon Tranche B, net of immaterial lender expenses and issuance costs.
On the Closing Date, using the proceeds from the BlackRock Credit Agreement, the Company paid the then outstanding principal balance on the Pharmakon Term Loans of $35.0 million, plus the outstanding interest and a prepayment fee of $0.2 million. During the three months ended March 31, 2024, the Company recorded a debt extinguishment loss of $0.5 million.
The Pharmakon Term Loans, as amended, bore interest through maturity at a variable rate based on the three month SOFR plus a SOFR adjustment of 0.30% plus 7.50%. The SOFR interest rate was capped at 3.35% through October 31, 2023, the date of the Fourth Amendment to the Pharmakon Loan Agreement, or Fourth Amendment. Interest expense related to the Pharmakon Loan Agreement was immaterial for the three months ended March 31, 2024. The Company recognized $1.8 million of interest expense during the three months ended March 31, 2023.
See Note 7, Indebtedness, of the Notes to the Consolidated Financial Statements in the 2023 Form 10-K for further details.
8.DEFERRED REVENUE, REFUND LIABILITY AND LIABILITY RELATED TO SALE OF FUTURE ROYALTIES
The Company had the following deferred revenue balances as of March 31, 2024 (in thousands):

	March 31, 2024
Deferred Revenue:	Short-Term	Long-Term	Total
MTPC	$695	$—	$695
CSL Vifor Agreement	—	43,296	43,296
Total	$695	$43,296	$43,991
See Note 12, License, Collaboration and Other Revenue, for additional information on Mitsubishi Tanabe Pharma Corporation, or MTPC, deferred revenue.
CSL Vifor License Agreement
On February 18, 2022, the Company entered into a Second Amended and Restated License Agreement, or the Vifor Agreement, with CSL Vifor, which amended and restated the License Agreement dated May 12, 2017, or the Original License Agreement. The Vifor Agreement grants CSL Vifor an exclusive license to sell Vafseo to Fresenius Medical Care North America, or FMCNA, and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by the Company, to independent dialysis organizations that are members of certain group purchasing organizations and certain non-retail specialty pharmacies, collectively, the Supply Group, in the U.S., or Vifor Territory. The Company plans to market Vafseo in the U.S., including to the Supply Group, and sell Vafseo directly to organizations outside the Supply Group. CSL Vifor has agreed not to sell or otherwise supply Vafseo until CSL Vifor has entered a supply agreement with the applicable member of the Supply Group.
Akebia Therapeutics, Inc. | Form 10-Q | Page 12

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Vifor Agreement is structured as a profit share arrangement between the Company and CSL Vifor in which the Company will receive approximately 66% of the profits, net of certain pre-specified costs. In addition, CSL Vifor made an upfront payment to the Company of $25.0 million in February 2022 in connection with the amendment and restatement of the Vifor Agreement, which was recorded as long-term deferred revenue in the accompanying condensed consolidated balance sheets.
Unless earlier terminated, the Vifor Agreement will expire upon the later of the expiration of all patents that claim or cover Vafseo or expiration of marketing or regulatory exclusivity for Vafseo in the Vifor Territory. CSL Vifor may terminate the Vifor Agreement in its entirety upon thirty months' prior written notice after the first anniversary of the receipt of regulatory approval from the FDA for Vafseo for dialysis-dependent CKD patients. The Company may terminate the Vifor Agreement in its entirety for convenience, following the earlier of a certain period of time elapsing or following certain specified regulatory events and upon six months’ prior written notice. If the Company so terminates for convenience, subject to specified exceptions, the Company will pay a termination fee to CSL Vifor. In addition, either party may, subject to a cure period, terminate the Vifor Agreement in the event of the other party’s uncured material breach or bankruptcy.
Investment Agreements
In connection with the Original License Agreement, in May 2017, the Company sold an aggregate of 3,571,429 shares of the Company’s common stock, or 2017 Shares, to CSL Vifor at a price per share of $14.00 for a total of $50.0 million.
In February 2022, in connection with the Vifor Agreement, the Company sold an aggregate of 4,000,000 shares of its common stock, or 2022 Shares, to CSL Vifor at a price per share of $5.00 for a total of $20.0 million.
The $18.3 million representing the premium over the closing stock price, or $4.7 million for the 2017 Shares and $13.6 million for the 2022 Shares, represents consideration related to the Vifor Agreement.
The 2017 Shares and 2022 Shares are subject to standstill agreement and are subject to voting agreements. The 2017 Shares and 2022 Shares have not been registered pursuant to the Securities Act of 1933, as amended, or the Securities Act, and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder as the transaction did not involve any public offering within the meaning of Section 4(a)(2) of the Securities Act. See Note 8, Deferred Revenue, Refund Liability and Liability Related to the Sale of Future Royalties, of the Notes to the Consolidated Financial Statements in the 2023 Form 10-K for a more detailed description of the Vifor Agreement.
Deferred Revenue Recognition
The Company evaluated the elements of the Vifor Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, CSL Vifor, is a customer. The Company identified one performance obligation under the Vifor Agreement at inception which is the non-sublicensable, non-transferrable license under certain of the Company's intellectual property to (i) sell Vafseo solely to the Supply Group, (ii) sell Vafseo to Designated Wholesalers solely for resale to members of the Supply Group, (iii) conduct medical affairs with respect to Vafseo in the Vifor Territory in the field during the term of the Vifor Agreement and (iv) use the Akebia Trademark solely in connection with the sale of Vafseo.
The transaction price of $43.3 million is comprised of the up-front payment of $25.0 million and the premiums paid by CSL Vifor for the 2017 Shares and 2022 Shares of $4.7 million and $13.6 million, respectively. Under the Vifor Agreement, these payments from CSL Vifor are non-refundable and non-creditable against any other amount due to the Company. In addition, if the Centers for Medicare & Medicaid Services, or CMS, determines that Vafseo is excluded from the Transitional Drug Add-on Payment Adjustment, or TDAPA, the Company can terminate the Vifor Agreement and will be required to repay the up-front payment and the premiums paid by CSL Vifor on the 2017 Shares and the 2022 Shares. Given the previous uncertainty associated with a potential future approval of Vafseo by the FDA, and whether Vafseo would be included in certain reimbursement bundles by CMS, the Company constrained the entire transaction price at inception. Although Vafseo was approved by the FDA in March 2024, until it is included in TDAPA by CMS, and therefore the license is delivered, the transaction price of $43.3 million will remain in long-term deferred revenue in the accompanying condensed consolidated balance sheets.
Refund Liability to Customer/Working Capital Fund
Pursuant to the Vifor Agreement, CSL Vifor contributed $40.0 million to a working capital fund, or Working Capital Fund, established to fund approximately 50% of the Company’s costs of purchasing Vafseo from its contract manufacturers for the supply of Vafseo for the Vifor Territory already delivered or to be delivered to the Company through the end of 2023. The amount of the Working Capital Fund will be reviewed at specified intervals and is adjusted based on a number of factors including outstanding supply commitments for Vafseo and agreed upon Vafseo inventory levels held by the Company for the Vifor Territory.
The Company has determined the Working Capital Fund does not represent an obligation to transfer goods or services to CSL Vifor in the future and thus under ASC 606 was recorded as a refund liability. The refund liability is considered a debt
Akebia Therapeutics, Inc. | Form 10-Q | Page 13

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

arrangement with zero coupon interest and the Company imputes interest on the refund liability at a rate of 15.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield and the expected repayment period. On March 18, 2022, when the $40.0 million was received from CSL Vifor, the Company recorded an initial discount on the refund liability and a corresponding deferred gain on the condensed consolidated balance sheet. The discount on the refund liability is being amortized to interest expense using the effective interest method over the expected term of the Vifor Agreement. The deferred gain is being amortized to interest income on a straight-line basis over the expected term of the Vifor Agreement. The amortization of the discount was $0.7 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively. The amortization of the deferred gain was $0.9 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the $39.9 million refund liability is classified as a long-term liability based on management's estimated timing of the repayment of the refund liability to Vifor exceeding one-year.
On May 3, 2024, the Company and CSL Vifor entered into Amendment #1 to the Vifor Agreement, or the Amendment, under which the parties agreed to modify the method of repayment of the Working Capital Fund such that the Working Capital Fund will be repaid through tiered royalties ranging from a high single-digit to low double-digit percentage of the Company’s sales of Vafseo to both CSL Vifor and to third parties outside of the Vifor Agreement. The Amendment also modified the terms of repayment of the Working Capital Fund upon termination of the Vifor Agreement. See Note 16, Subsequent Events, for further information.
Liability Related to Sale of Future Royalties
On February 25, 2021, the Company entered into a royalty interest acquisition agreement, or the Royalty Agreement, with HealthCare Royalty Partners IV, L.P., or HCR, pursuant to which the Company sold to HCR its right to receive royalties and sales milestones for Vafseo in Japan and certain other Asian countries, such countries collectively, the MTPC Territory, and such payments collectively the Royalty Interest Payments, in each case, payable to the Company under the MTPC Agreement. The Royalty Interest Payments are subject to an annual maximum “cap” of $13.0 million, after which the Company will receive 85% of the Royalty Interest Payments for the remainder of that year. The Royalty Interest Payments are also subject to an aggregate maximum “cap” of $150.0 million, after which the Royalty Interest Payments will revert back to the Company. The Company retains the right to receive all potential future regulatory milestones for Vafseo under the MTPC Agreement.
At the transaction date, the Company recorded the proceeds received from HCR of $44.8 million (net of certain transaction expenses) as a liability and is amortizing it using the effective interest method over the life of the arrangement. The liability related to sale of future royalties and the debt amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. In the event the Company's estimates of future royalties are less than the proceeds from the sale of future royalties, the Company will not recognize related non-cash interest expense. On a quarterly basis, the Company reassesses the effective interest rate and adjusts the rate prospectively as needed. The annual effective interest rate as of March 31, 2024 was 0% and, therefore the Company did not recognize any non-cash interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss. As a result of its ongoing involvement in the cash flows related to the royalties and sales milestones in the MTPC Territory, the Company will continue to account for these royalties as non-cash royalty revenue which is reflected in license, collaboration and other revenue in the unaudited condensed consolidated statements of operations and comprehensive loss. A more detailed description of Royalty Agreement can be found in Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, of the Notes to the Consolidated Financial Statements in the 2023 Form 10-K.
During each of the three months ended March 31, 2024 and 2023, the Company paid $0.4 million of royalties to HCR and as of March 31, 2024 and December 31, 2023 the balances were as follows (in thousands):

Liability related to sale of future royalties	March 31, 2024	December 31, 2023
Current portion (included in accrued expenses and other current liabilities)	$1,994	$2,048
Long-term portion	53,498	54,013
Total liability related to sale of future royalties	$55,492	$56,061
9.LEASES
Cambridge Lease
Akebia Therapeutics, Inc. | Form 10-Q | Page 14

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the Cambridge Lease, the Company leases approximately 65,167 square feet of office, storage and lab space in Cambridge, Massachusetts. The term of the Cambridge Lease with respect to the 59,216 square feet of office and storage space expires on September 11, 2026, with one five-year extension option available. The term of the Cambridge Lease with respect to the 5,951 square feet of lab space was set to expire on January 31, 2025, with an extension option for one additional period through September 11, 2026. On May 6, 2024, the Company extended the term of the Cambridge Lease with respect to the lab space through September 11, 2026. See Note 16, Subsequent Events, for further information.
The Cambridge Lease is non-cancelable and is classified as an operating lease. The renewal option as it relates to the office and storage portion of the Cambridge Lease was not included in the calculation of the right-of-use asset and operating lease liability as the renewal is not reasonably certain. However, the renewal option as it relates to the lab portion of the Cambridge Lease was included in the calculation of the right-of-use assets and operating lease liabilities as the renewal is reasonably certain. The Cambridge Lease does not contain residual value guarantees. In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.65% to 6.94%, which were based on the remaining lease term at either the date of adoption of ASC 842 or the effective date of any subsequent lease term extensions. As of March 31, 2024, the remaining lease term for the Cambridge Lease was 2.45 years.
Operating lease costs were $1.2 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.4 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively. The security deposit in connection with the Cambridge Lease is $1.7 million in the form of a letter of credit, which is included as restricted cash in other long-term assets in the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
Sublease and Former Boston Lease
Previously, the Company leased 27,924 square feet of office space in Boston, Massachusetts, or Boston Lease, under a non-cancelable operating lease that was set to expire in July 2031. The Company subleased the entire Boston Lease, effective October 2019 through February 2023. The Company did not record any rental income for the three months ended March 31, 2024 and recorded $0.3 million in rental income as other income in the unaudited condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2023.
In May 2023, pursuant to an Assignment and Assumption of Lease Agreement, or Lease Assignment Agreement, the Company assigned all of its rights, title and interest in, to, and under the Boston Lease to LG Chem Life Sciences Innovation Center, Inc., or LG Chem, and made a payment to LG Chem of $1.3 million. As of May 2023, LG Chem assumed all of the rights and obligations of the Company under the Boston Lease and the Company has no further obligations for rent or other payments under the Boston Lease. In accordance with ASC 842, Leases, the Company wrote off the right-of-use asset and lease liability associated with the Boston Lease, and recognized the difference between the right-of-use asset and the lease liability offset by the $1.3 million payment as a loss on lease termination in the unaudited condensed consolidated statement of operations and comprehensive loss of $0.5 million during the three months ended June 30, 2023.
Future Lease Commitments
Future commitments under the Cambridge Lease are as follows (in thousands):

Operating Lease Commitments
Remainder of 2024	$4,308
2025	5,819
2026	3,613
Total lease commitments	$13,740
Less: present value adjustment	(1,033)
Current and long-term operating lease liabilities	$12,707
10.COMMITMENTS AND CONTINGENCIES
Manufacturing and Unconditional Purchase Commitment Agreements
Siegfried Manufacturing
The Company's contractual obligations include a commercial supply agreement with Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia. The Company and Siegfried entered into a Master Manufacturing Services and Supply Agreement, most recently amended in February 2023, or the Siegfried Agreement, under which the Company has
Akebia Therapeutics, Inc. | Form 10-Q | Page 15

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

agreed to purchase a minimum quantity of drug substance of Auryxia at a predetermined price. As of March 31, 2024, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $22.0 million through the end of 2026.
The term of the Siegfried Agreement expires on December 31, 2026. The Siegfried Agreement provides the Company and Siegfried with certain early termination rights.
The excess firm commitment liability recorded in other long-term liabilities related to the Company's contractual purchase commitments with Siegfried was $1.5 million as of March 31, 2024 and December 31, 2023.
Patheon Manufacturing
On March 11, 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement, under which Patheon will manufacture Vafseo drug product for commercial use under a volume-based pricing structure through June 30, 2025, renewing annually unless either party gives the other party eighteen months' prior written notice. Under the Patheon Agreement, the Company agreed to purchase from Patheon a certain percentage of the estimated global demand for Vafseo drug product based on certain quarterly and annual forecasts provided by the Company. As of March 31, 2024, the Company had no minimum commitments with Patheon, however, as estimated global demand fluctuates, the Company may have future obligations under the Patheon Agreement.
WuXi STA Manufacturing
In April 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, or, as amended, the WuXi STA DS Agreement. Under the WuXi STA DS Agreement, WuXi STA will manufacture Vafseo drug substance for commercial use under a volume-based pricing structure through April 2, 2029. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for Vafseo drug substance from WuXi STA. As of March 31, 2024, the Company has committed to purchase $13.4 million of Vafseo drug substance from WuXi STA through the end of 2024.
On February 10, 2021, the Company entered into a Supply Agreement with WuXi STA, or the WuXi STA DP Agreement, under which WuXi STA will manufacture and supply Vafseo drug product for commercial purposes under a volume-based pricing structure through February 10, 2025. The Vafseo drug product price is reviewed annually by the Company and WuXi STA. The Company will also reimburse WuXi STA for certain reasonable expenses. Pursuant to the WuXi STA DP Agreement, the Company has agreed to purchase a certain percentage of global demand for Vafseo drug product from WuXi STA. The WuXi STA DP Agreement may be renewed or extended by mutual agreement of the Company and WuXi STA with at least eighteen months’ prior written notice. The WuXi STA DP Agreement allows the Company to terminate the relationship on 180 calendar days’ prior written notice to WuXi STA for any reason. In addition, each party has the ability to terminate the WuXi STA DP Agreement upon the occurrence of certain conditions.
BioVectra - Former Manufacturing and Unconditional Purchase Commitments
Under the Manufacture and Supply Agreement with BioVectra, Inc., or BioVectra, and the Amended and Restated Product Manufacture and Supply and Facility Construction Agreement with BioVectra, the Company agreed to purchase minimum quantities of Auryxia drug substance annually at predetermined prices as well as reimburse BioVectra for certain costs in connection with construction of a new facility for the manufacture and supply of Auryxia drug substance.
On December 22, 2022, the Company and BioVectra entered into a termination agreement, or BioVectra Termination Agreement, pursuant to which the parties agreed, among other things, to terminate, effective immediately, any and all existing agreements entered into between the parties in connection with the manufacture and supply, by BioVectra to the Company, of Auryxia drug substance. Under the terms of the BioVectra Termination Agreement, each of the Company and BioVectra have released one another from all existing and future claims and liabilities and the return of certain materials and documents. In addition, the Company agreed to pay BioVectra a total of $32.5 million consisting of (i) an upfront payment of $17.5 million and (ii) six quarterly payments of $2.5 million which commenced in April 2024, totaling $15.0 million. The upfront payment of $17.5 million was made during the quarter ended December 31, 2022 and was recognized to cost of product and other revenue. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognized a liability and corresponding expense for the remaining termination fees based on estimated fair value as of December 22, 2022. The Company imputed interest on the liability for the remaining termination fees at a rate of 17.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield, and expected repayment period of the remaining termination fees. The Company recorded an initial discount on the remaining termination fees on the consolidated balance sheet on the date of the termination. This resulted in the recording of a liability and corresponding charge to cost of goods sold of $11.2 million during the quarter ended December 31, 2022. The discount on the liability balance is being amortized to interest expense using the effective interest rate method over the term of the liability. The amortization of the discount was $0.5 million for each of the three months ended March 31, 2024 and March 31, 2023.
Akebia Therapeutics, Inc. | Form 10-Q | Page 16

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In-Licensing - Panion License Agreement
On April 17, 2019, the Company and Panion & BF Biotech, Inc., or Panion, entered into a second amended and restated license agreement, or Panion Amended License Agreement, which amended and restated in full the license agreement between the Company and Panion. The Panion Amended License Agreement provides the Company with an exclusive license under Panion-owned know-how and patents with the right to sublicense, develop, make, use, sell, offer for sale, import and export ferric citrate worldwide, excluding certain Asian-Pacific countries, or the Licensor Territory. The Panion Amended License Agreement also provides Panion with an exclusive license under the Company-owned patents, with the right to sublicense (with the Company’s written consent), develop, make, use, sell, offer for sale, import and export ferric citrate in certain countries in the Licensor Territory. Under the Panion Amended License Agreement, Panion is eligible to receive from the Company or any sublicensee royalty payments based on a mid-single digit percentage of sales of ferric citrate in the Company’s licensed territories. The Company is eligible to receive from Panion or any sublicensee royalty payments based on a mid-single digit percentage of net sales of ferric citrate in Panion’s licensed territories. See Note 10, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements in the 2023 Form 10-K for a more detailed description of this license agreement.
The Company incurred royalty payments due to Panion of approximately $1.9 million and $2.6 million during the three months ended March 31, 2024 and 2023, respectively, relating to the Company’s sales of Auryxia in the U.S. and JT and Torii’s net sales of Riona in Japan.
Other Third-Party Contracts
The Company contracts with various organizations to conduct R&D activities with remaining contract costs to the Company of approximately $47.9 million at March 31, 2024. The scope of the services under these R&D contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
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
Guarantees and Indemnifications
As permitted under Delaware law, the Company may indemnify its officers, directors and employees for certain events or occurrences that happen by reason of their relationship with, or position held at, the Company. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. The Company maintains director and officer liability insurance coverage that is intended to cover a portion of amounts that may be due with respect to indemnification after a deductible is met. Further, the Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. For the three months ended March 31, 2024 and 2023, the Company did not experience any losses related to these indemnification obligations, and no claims were outstanding as of March 31, 2024. The Company does not have any claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related accruals were recorded.
11.PRODUCT REVENUE AND RESERVES FOR VARIABLE CONSIDERATION
To date, the Company’s only source of product revenue has been from the U.S. sales of Auryxia. Total net product revenue was $31.0 million and $34.7 million for the three months ended March 31, 2024 and 2023, respectively. Product revenue allowance and reserve categories were as follows:
Akebia Therapeutics, Inc. | Form 10-Q | Page 17

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Chargebacks and Discounts	Rebates, Fees and other Deductions	Product Returns	Total
Balance at December 31, 2023	$1,607	$22,991	$6,916	$31,514
Current provisions related to sales in current year	1,910	10,229	961	13,100
Adjustments related to prior year sales	(93)	(1,374)	(105)	(1,572)
Credits/payments made	(2,216)	(18,282)	(1,974)	(22,472)
Balance at March 31, 2024	$1,208	$13,564	$5,798	$20,570

(in thousands)	Chargebacks and Discounts	Rebates, Fees and other Deductions	Product Returns	Total
Balance at December 31, 2022	$1,259	$26,252	$10,923	$38,434
Current provisions related to sales in current year	1,709	17,477	1,302	20,488
Adjustments related to prior year sales	(483)	(1,266)	(231)	(1,980)
Credits/payments made	(1,997)	(22,321)	(1,631)	(25,949)
Balance at March 31, 2023	$488	$20,142	$10,363	$30,993
Chargebacks, discounts and estimated product returns are recorded as a reduction of revenue in the period the related product revenue is recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. Chargebacks are recorded as a reduction to accounts receivable while discounts, rebates, fees and other deductions are recorded with a corresponding increase to accrued expenses and other current liabilities or accounts payable on the condensed consolidated balance sheets. Estimated product returns on product sales that are not expected to be returned within one year are recorded as other long-term liabilities in the condensed consolidated balance sheets.
Accounts receivable, net related to product sales, was approximately $23.9 million and $35.9 million as of March 31, 2024 and December 31, 2023, respectively.
12.LICENSE, COLLABORATION AND OTHER REVENUE
The Company recognized the following revenues from its license, collaboration and other revenue agreements (in thousands):

		Three Months Ended March 31,
Entity	Description	2024	2023
MTPC	License and Product Supply of Vafseo in Japan	$412	$4,162
JT and Torii	License and royalties related to the sale of Riona in Japan	1,186	1,137
Total license and other revenue		$1,598	$5,299
The following tables present changes in the Company’s contract assets and liabilities related to license and other revenue (in thousands):
Akebia Therapeutics, Inc. | Form 10-Q | Page 18

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2024
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract asset:
Accounts receivable(1)	$3,333	$2,327	$(2,968)	$2,692
Contract liability:
Deferred revenue	$43,296	$695	$—	$43,991

	Three Months Ended March 31, 2023
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$1,901	$417	$(1,901)	$417
Prepaid expenses and other current assets	$781	$—	$(781)	$—
Contract liabilities:
Deferred revenue	$47,034	$—	$(3,738)	$43,296
 (1) Excludes accounts receivable related to amounts due to the Company from product sales of Auryxia which are included in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2024 and 2023.
The Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended March 31,
Revenue Recognized in the Period:	2024	2023
Deferred revenue — beginning of the period	$—	$3,738
During each of the three months ended March 31, 2024 and 2023, the Company recognized no revenue from performance obligations satisfied in previous periods.
Medice License Agreement
On May 24, 2023, or Medice Effective Date, the Company and MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, entered into a License Agreement, or the Medice License Agreement, pursuant to which the Company granted to Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in adult patients with CKD in the EEA, the UK, Switzerland and Australia, or the Medice Territory.
Under the Medice License Agreement, the Company received an up-front payment of $10.0 million and is eligible to receive the following payments:
(i)     commercial milestone payments up to an aggregate of $100.0 million, and
(ii)     tiered royalties ranging from 10% to 30% of Medice's annual net sales of Vafseo in the Medice Territory, subject to reduction in certain circumstances.
The royalties will expire on a country-by-country basis upon the latest to occur of (a) the date of expiration of the last-to-expire valid claim of any Company, Medice or joint patent that covers Vafseo in such country in the Medice Territory, (b) the date of expiration of data or regulatory exclusivity for Vafseo in such country in the Medice Territory and (c) the date that is twelve years from first commercial sale of Vafseo in such country in the Medice Territory.
Under the Medice License Agreement, the Company retains the right to develop Vafseo for non-dialysis patients with anemia due to CKD in the Medice Territory. If the Company develops Vafseo for non-dialysis patients and Vafseo receives marketing approval in the Medice Territory, Medice will commercialize Vafseo for both indications in the Medice Territory. In this instance, the Company would receive 70% of the net product margin of any sales of Vafseo in the non-dialysis patient population, unless Medice requests to share the cost of the development necessary to gain approval to market Vafseo for non-dialysis patients in the Medice Territory and the parties agree on alternative financial terms. If the Company develops Vafseo for non-dialysis patients, the Company has determined that the activities under the Medice License Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to
Akebia Therapeutics, Inc. | Form 10-Q | Page 19

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

significant risks and rewards that are dependent on the success of the activities. Accordingly, if the Company develops Vafseo for non-dialysis patients, the Company will account for the joint activities in accordance with ASC No. 808, Collaborative Arrangements, or ASC 808. Additionally, the Company has determined that in the context of the development of Vafseo for non-dialysis patients, Medice does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, the activities conducted pursuant to development activities for Vafseo for non-dialysis patients will be accounted for as a component of the related expense in the period incurred.
The Medice License Agreement expires on the date of expiration of all payment obligations due thereunder with respect to Vafseo in the last country in the Medice Territory, unless earlier terminated in accordance with the terms of the Medice License Agreement. Either party may, subject to a cure period, terminate the Medice License Agreement in the event of the other party's uncured material breach. Medice has the right to terminate the Medice License Agreement in its entirety for convenience upon twelve months' prior written notice delivered on or after the date that is twelve months after the Medice Effective Date.
The Medice License Agreement provides that the Company and Medice will enter into a supply agreement pursuant to which the Company will supply Vafseo to Medice for commercial use in the Medice Territory. As of March 31, 2024, the Company and Medice have not yet entered into a supply agreement.
The Company evaluated the elements of the Medice License Agreement in accordance with the provisions of ASC 606 and concluded Medice is a customer. The Company identified one performance obligation in connection with its obligations under the Medice License Agreement, which is the license, or License Performance Obligation. The transaction price at inception was comprised of the up-front payment of $10.0 million, of which the Company received $8.6 million during the quarter ended June 30, 2023. The remaining $1.4 million was withheld by the German Federal Tax Office and is included in other long-term assets on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
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
Medice Letter Agreement
On December 6, 2023, the Company and Medice entered into a letter agreement, or the Medice Letter Agreement, pursuant to which the Company agreed to sell to Medice a partial batch of Vafseo in order to achieve packaging validation for the Medice Territory. The Company recognizes revenue under this arrangement when risk of loss passes to Medice and delivery has occurred. As of March 31, 2024, there was no accounts receivable, contract assets, payables or deferred revenue recorded in connection with the Medice Letter Agreement.
MTPC Collaboration Agreement
On December 11, 2015, the Company and MTPC entered into a Collaboration Agreement, or the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to Vafseo in the MTPC Territory, which was amended effective as of December 2, 2022. In addition, the Company supplies Vafseo to MTPC for both clinical and commercial use in the MTPC Territory. In February 2021, the Company entered into the Royalty Agreement with HCR, whereby the Company sold its right to receive royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions. See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, for additional information and Note 12, License, Collaboration and Other Revenue, of the Notes to the Consolidated Financial Statements in the 2023 Form 10-K for a more detailed description of the MTPC Agreement.
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
The transaction price was comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received and (vi) $5.4 million in royalties from net sales of Vafseo. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of March 31, 2024, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained.
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
Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. The Company recognizes any revenue from MTPC royalties in the period in which the sales occur. During each of the three months ended March 31, 2024 and 2023, the Company recognized $0.4 million of revenue from MTPC royalties. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions (see Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, for additional information). The revenue is classified as license and other revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of March 31, 2024, there were no accounts receivable, payables or deferred revenue and $0.4 million in contract assets recorded in connection with the MTPC Agreement.
Supply of Drug Product to MTPC
On July 15, 2020, the Company and MTPC entered into a supply agreement, or MTPC Supply Agreement, under which the Company supplies Vafseo drug product to MTPC for commercial use in Japan and certain other Asian countries, as contemplated by the MTPC Agreement. See Note 12, License, Collaboration and Other Revenue, of the Notes to the Consolidated Financial Statements in the 2023 Form 10-K for a more detailed description of this supply agreement.
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
The Company does not recognize revenue under this arrangement until risk of loss on the drug product passes to MTPC and delivery has occurred and MTPC has accepted the product. The Company recognized immaterial revenue and $3.7 million in revenue under the MTPC Supply Agreement during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there were $0.7 million in accounts receivable, $0.7 million in deferred revenue and no other current liabilities relating to the MTPC Supply Agreement.
JT and Torii Sublicense Agreement
The Company has an Amended and Restated Sublicense Agreement, which was amended in June 2013, with JT and Torii, or JT and Torii Sublicense Agreement, under which JT and Torii obtained the exclusive sublicense rights for the development and commercialization of ferric citrate hydrate in Japan. JT and Torii are responsible for the future development and commercialization costs in Japan. See Note 12, License, Collaboration and Other Revenue, of the Notes to the Consolidated Financial Statements in the 2023 Form 10-K for a more detailed description of this sublicense agreement.
The Company evaluated the elements of the JT and Torii Sublicense Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, JT and Torii, is a customer. The Company identified two performance obligations in connection with its obligations under the JT and Torii Sublicense Agreement: (i) License and Supply Performance Obligation and (ii) Rights to Future Know-How Performance Obligation. The Company developed a best estimate of the standalone selling price for the Rights to Future Know-How Performance Obligation primarily based on the likelihood that additional intellectual property covered by the license conveyed will be developed during the term of the arrangement and determined it immaterial. As such, the Company allocated the entire transaction price to the License and Supply Performance Obligation.
The Company recognized license revenue of $1.2 million and $1.1 million during the three months ended March 31, 2024 and 2023, respectively, related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.
13.CAPITAL STOCK
Authorized and Outstanding Capital Stock
Akebia Therapeutics, Inc. | Form 10-Q | Page 21

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 5, 2020, the Company filed a Certificate of Amendment to its Ninth Amended and Restated Certificate of Incorporation, or its Charter, to increase the number of authorized shares of common stock from 175,000,000 to 350,000,000. As of March 31, 2024, the authorized capital stock of the Company included 350,000,000 shares of common stock, $0.00001 par value per share, of which 209,454,149 and 194,582,539 shares were issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; and 25,000,000 shares of undesignated preferred stock, $0.00001 par value per share, of which no shares were issued and outstanding as of March 31, 2024 and December 31, 2023.
At-the-Market Facility
On April 7, 2022, the Company entered into an at-the-market, or ATM, sales agreement with Jefferies LLC, or Jefferies, as the Company's sales agent, under which the Company could offer and sell from time to time up to $26.0 million of shares of its common stock at current market prices. During the year ended December 31, 2023, the Company sold 6,189,974 shares of common stock under this program with gross proceeds of $6.8 million ($6.7 million, net of offering expenses). During the three months ended March 31, 2024, the Company sold 13,261,311 shares of its common stock under this program with gross proceeds of $19.2 million ($18.7 million, net of offering expenses).
14.STOCK-BASED COMPENSATION AND BENEFIT PLAN
Stock-Based Compensation and Benefit Plans
The Company incurred stock-based compensation expenses of $2.4 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively.
Equity Incentive Plans
The following table contains information about the Company's equity plans:

			March 31, 2024		December 31, 2023
Title of Plan	Group Eligible	Type of Award Granted (or to be Granted)	Awards Outstanding	Additional Awards Authorized for Grant	Awards Outstanding	Additional Awards Authorized for Grant
Keryx Equity Plans(1)(2)	Employees, directors and consultants	Stock options and RSUs	224,929	—	232,203	—
Akebia Therapeutics, Inc. 2014 Incentive Plan, as amended (2) (3) (the 2014 Plan)	Employees, directors, consultants and advisors	Stock options, RSUs, SARs and performance awards	13,531,330	—	15,311,501	—
Akebia Therapeutics, Inc. 2023 Stock Incentive Plan(3) (the 2023 Plan) (replaced 2014 Plan)	Employees, officers, directors, consultants and advisors	Stock options, SARs, restricted stock, unrestricted stock, RSUs, performance awards, other share-based awards and dividend equivalents	9,198,750	10,945,556	1,712,400	17,382,722
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
(3)     This table includes inducement awards that are subject to the terms and conditions of the applicable plan but were granted as inducement awards consistent with Nasdaq Listing Rule 5635(c)(4) and not under the applicable plan: 1,525,375 options outstanding under the 2014 Plan and 1,764,950 options outstanding under the 2023 Plan as of March 31, 2024 and 1,616,019 options outstanding under the 2014 Plan and 794,000 options outstanding under the 2023 Plan as of December 31, 2023.
Common Stock Options and Stock Appreciation Rights
During the three months ended March 31, 2024, the Company issued 3,117,500 options to employees under the 2023 Plan. Options and SARs granted by the Company generally vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options and SARs generally vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options and SARs generally expire ten years after the date of grant.
Akebia Therapeutics, Inc. | Form 10-Q | Page 22

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also maintains an inducement award program with a share pool that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the three months ended March 31, 2024, the Company granted 970,950 options to purchase shares of the Company’s common stock to new hires as inducements to such employees entering into employment with the Company, of which 970,950 options remained outstanding as of March 31, 2024.
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
The combined stock option activity for the three months ended March 31, 2024, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	13,312,835	$4.20	7.27 years	—
Granted	4,088,450	$1.68	—	—
Exercised	(280,260)	$0.50	—	—
Expired	(25,074)	$13.67
Canceled and forfeited	(218,175)	$6.28	—	—
Outstanding at March 31, 2024	16,877,776	$3.61	7.69 years	$5,655
Exercisable at March 31, 2024	7,898,693	$5.94	6.05 years
As of March 31, 2024, there was approximately $10.0 million of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 3.05 years.
Restricted Stock Units
Generally, restricted stock units, or RSUs, granted by the Company vest in one of the following ways: (i) 100% of each RSU grant vests on the first anniversary of the grant date, (ii) one third of each RSU grant vests on the first, second and third anniversaries of the grant date, or (iii) one third of each RSU grant vests on the first anniversary of the grant date and the remaining two thirds vests in eight substantially equal quarterly installments beginning after the one year anniversary, subject, in each case, to the individual’s continued service through the applicable vesting date. The grant-date fair value of the RSUs is recognized as expense on a straight-line basis. The Company determines the fair value of the RSUs based on the closing price of the common stock on the date of the grants.
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
RSU and PSU activity is as follows:
Akebia Therapeutics, Inc. | Form 10-Q | Page 23

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2014 Plan		2023 Plan
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2023	3,339,869	$1.30	603,400	$1.48
Granted	—	$—	3,407,200	$1.68
Vested	(1,237,718)	$1.69	—	$—
Forfeited and canceled	(36,218)	$1.16	(9,300)	$1.68
Outstanding as of March 31, 2024	2,065,933	$1.08	4,001,300	$1.65
As of March 31, 2024, there was $7.7 million of unrecognized compensation costs related to time-based RSUs and PSUs, which is expected to be recognized over a weighted-average period of 2.43 years.
Employee Stock Purchase Plan
On June 6, 2019, the Company's stockholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP. Under the ESPP substantially all employees may voluntarily enroll to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering period. An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation, and an employee may not purchase more than $25,000 worth of stock during any calendar year. In addition, an employee may not purchase more than 1,500 shares in any offering period. As of March 31, 2024 and December 31, 2023, a total of 4,545,480 and 4,637,801 shares of the Company’s common stock were available for future issuance under the ESPP, respectively. The Company issued 92,321 shares under the ESPP during the three months ended March 31, 2024.
Stock-Based Compensation Expense
The Black-Scholes option pricing model is used to estimate the fair value of the stock options. The weighted-average assumptions used in calculating the fair values of the rights to acquire stock under the 2023 Plan, the 2014 Plan and inducement awards were as follows:

	Three Months Ended March 31,
Stock Options	2024			2023
Risk-free interest rate	3.90%	-	4.23%	3.54%	-	3.57%
Expected volatility	111.33%	-	114.25%	100.97%	-	102.16%
Expected term (years)	6.25 years	-	6.25 years	6.25 years	-	6.25 years
Expected dividend yield	—%			—%
Weighted average grant date fair value	$1.46			$0.52
The Company has classified stock-based compensation in its unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of goods sold	$87	$66
Research and development	419	669
Selling, general and administrative	1,816	1,536
Restructuring	38	218
Total stock-based compensation	$2,360	$2,489
15.NET LOSS PER SHARE
Potentially dilutive securities, warrants, common stock options, RSUs and SARs have been excluded from the calculation of diluted net loss per share as their effects would be anti-dilutive. For periods in which the Company reports a net loss, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share were the same. The shares in the table below were excluded from the calculation of diluted net loss per share, prior to the use of the treasury stock method, due to their anti-dilutive effect:
Akebia Therapeutics, Inc. | Form 10-Q | Page 24

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2024	2023
Warrants	4,230,769	—
Outstanding common stock options	16,242,463	13,877,754
Unvested RSUs	6,067,233	6,060,421
Stock appreciation rights	635,313	635,313
Total	27,175,778	20,573,488
16.SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring after the balance sheet date through the filing date of this Quarterly Report on Form 10-Q with the SEC, to ensure that the unaudited condensed consolidated financial statements include appropriate disclose of events both recognized in the accompanying unaudited condensed consolidated financial statements as of March 31, 2024, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure other than the following:
Amendment to WuXi STA DS Agreement
On April 15, 2024, the Company and WuXi STA entered into Amendment #2 to the WuXi STA DS Agreement pursuant to which the parties agreed to extend the term for an additional five years and set the expiration date to April 2, 2029. In addition, the volume-based pricing structure under the WuXi STA DS Agreement was amended. See Note 10, Commitments and Contingencies, for further information on the WuXi STA DS Agreement.
Drawdown of Tranche B Term Loan
On April 19, 2024, the Company drew $7.5 million on Tranche B, after deducting debt issuance costs, fees and expenses. See Note 7, Indebtedness, for further information on the BlackRock Credit Agreement.
Amendment #1 to the Vifor Agreement
On May 3, 2024, the Company and CSL Vifor entered into the Amendment. Pursuant to the Amendment, the Company and CSL Vifor agreed to modify the method of repayment of the Working Capital Fund such that the Working Capital Fund will be repaid through tiered royalties ranging from a high single-digit to low double-digit percentage of the Company’s sales of Vafseo to both CSL Vifor and to third parties outside of the Vifor Agreement, or the Vifor Royalty Payments. The Vifor Royalty Payments will begin on July 1, 2025, and will continue until the cumulative total of the Vifor Royalty Payments reach $40.0 million, or through May 2028, or the Vifor Royalty Term, at which time, if the Vifor Royalty Payments have not yet reached $40.0 million, the Company is required to pay CSL Vifor the difference between the $40.0 million and the sum of any Vifor Royalty Payments paid by the Company during the Vifor Royalty Term and subject to certain minimum Vifor Royalty Payments during the Vifor Royalty Term. In addition, upon termination of the Vifor Agreement prior to the end of the Vifor Royalty Term: (i) if by the Company for convenience, then the Vifor Royalty Payments shall be accelerated and the Company shall be required to pay the difference between the $40.0 million and the sum of any Vifor Royalty Payments paid by the Company during the Vifor Royalty Term; (ii) if by CSL Vifor for convenience, then all Vifor Royalty Payments shall cease and the Vifor Royalty Term shall end; or (iii) for any reason other than convenience by the Company or CSL Vifor, the Vifor Royalty Term and Vifor Royalty Payments shall continue as agreed under the Amendment. See Note 12, License, Collaboration and Other Revenue, for further information on the Vifor Agreement.
Cambridge Lease Extension - Lab Space
On May 6, 2024, the Company extended the term of the Cambridge Lease with respect to the lab space from January 31, 2025 to September 11, 2026. The Company has an option to extend the term for an additional two years with respect to the lab space. See Note 9, Leases, for further information on the Cambridge Lease.

******

Akebia Therapeutics, Inc. | Form 10-Q | Page 25

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the United States, or U.S., Securities and Exchange Commission, or the SEC, on March 14, 2024, or the 2023 Form 10-K. In addition to historical information, the following discussion and analysis contains forward-looking statements that reflect our plans, estimates, beliefs and explanations that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
Business Overview
We are a fully integrated commercial-stage biopharmaceutical company committed to addressing patients’ unmet needs. We have built a business focused on developing and commercializing innovative therapeutics that we believe serves as a foundation for future growth. Our purpose is to better the life of each person impacted by kidney disease, and we have established ourselves as a leader in the kidney community. We believe our demonstrated ability to deliver value broadly to the kidney community has enabled us to build a sustainable company. Upon this solid foundation and our continued commitment to patients, we believe focusing on all patients who can realize a meaningful benefit from our medicines, will result in delivering value for our stockholders.
Our current portfolio includes:
•Vafseo™ (vadadustat) is an oral hypoxia-inducible factor prolyl hydroxylase inhibitor, approved in 37 countries as a treatment for anemia due to chronic kidney disease, or CKD. On March 27, 2024, the U.S. Food and Drug Administration, or FDA, approved Vafseo (vadadustat) tablets for the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months. We intend to commercialize Vafseo in the U.S. with Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor. We also have several lifecycle management and indication expansion opportunities currently under evaluation for Vafseo, including the potential for alternative dosing and label expansion for the treatment of adult patients not on dialysis. In May 2023, we entered into a license agreement granting MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, the rights to market and sell Vafseo in the European Economic Area, or EEA, the United Kingdom, or UK, Switzerland and Australia, or the Medice Territory, where Vafseo is approved for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. We retain the rights to develop and commercialize Vafseo in Europe for other indications. In Japan, Vafseo is approved as a treatment for anemia due to CKD in both dialysis dependent and non-dialysis dependent patients and is marketed and sold by our collaborator Mitsubishi Tanabe Pharma Corporation, or MTPC. In Taiwan and South Korea, Vafseo is approved for the treatment of symptomatic anemia due to CKD in adult patients on chronic maintenance dialysis. MTPC plans to commercialize Vafseo in Taiwan.
•Auryxia® (ferric citrate) is an orally administered medicine approved and marketed in the U.S. for two indications: (1) the control of serum phosphorus levels in adult patients with dialysis dependent chronic kidney disease, or DD-CKD, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with non-dialysis-dependent chronic kidney disease, or NDD-CKD. Today, we market Auryxia in the U.S. with our well-established, nephrology-focused commercial organization. Our Japanese sublicensee, Japan Tobacco, Inc., and its subsidiary, Torii Pharmaceutical Co., Ltd., collectively, JT and Torii, commercialize ferric citrate hydrate as Riona in Japan. Averoa SAS, or Averoa, has an exclusive license to develop and commercialize ferric citrate in the EEA, Turkey, Switzerland and the UK. In April 2024, Averoa submitted its marketing authorization application, or MAA, for ferric citrate in Europe.
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
Factors Affecting Our Performance and Results of Operations
Akebia Therapeutics, Inc. | Form 10-Q | Page 26

Financial Highlights
Product revenue for the first three months of 2024 has declined by approximately 11% to $31.0 million from $34.7 million for the first three months of 2023, primarily due to decreases in product volume partially offset by price increases and execution of our contracting strategy with third-party payors.
We have incurred net losses in each year since inception. Our net losses were $18.0 million and $26.9 million for the three months ended March 31, 2024 and 2023, respectively. Substantially all of our net losses resulted from costs incurred in connection with the continued commercialization of Auryxia and development efforts relating to Vafseo, including conducting clinical trials of, and seeking regulatory approval for, Vafseo, and providing general and administrative support for these operations and protecting our intellectual property.
Financial Components
Product Revenue
We generate product revenue from commercial sales of Auryxia to a limited number of wholesale distributors as well as certain specialty pharmacy providers. Our net product revenue includes many variables, including judgments and estimates of discounts, rebates and product returns, which can fluctuate from quarter-to-quarter and year-over-year. We evaluate, at least annually and more frequently, if needed, the price of Auryxia, which will lose exclusivity, or LoE, in March 2025. We expect our product revenue to continue to be generated primarily from our commercial sales of Auryxia until Vafseo's U.S. market entry which is expected in January 2025.
Due to the buying patterns of our customers, we tend to have seasonality from quarter to quarter. In general, our first quarter usually has lower revenues than the preceding fourth quarter, the second and third quarters have higher revenues than the first quarter, and the fourth quarter revenues are the highest in the year. While seasonality may affect quarterly comparisons within a fiscal year, it generally is not material to our annual consolidated financial results. However, absent further legislation or regulation, Auryxia will be included in the ESRD bundle starting in January 2025, which coupled with Auryxia's LoE in March 2025 may impact the buying patterns of our existing customers during 2024 and future years, and therefore their buying pattern in 2024 and future years may be different than their historical practices.
We believe the Centers for Medicare & Medicaid Services', or CMS, decision to include phosphate binders in the dialysis bundle could potentially lead to higher sales of Auryxia after the LoE date than in other LoE scenarios, and plan to work with payors and providers to seek to continue the use of Auryxia beyond LoE.
License, Collaboration and Other Revenue
License, collaboration and other revenue includes revenue earned under our agreements with our partners, including license fees, royalty payments and revenue from product we supply.
We expect to continue to generate revenue from our collaboration, license and supply agreements with Medice, MTPC, JT and Torii and any other collaborations into which we have entered or may enter, including our collaboration with CSL Vifor.
Cost of Goods Sold
Cost of goods sold, or COGS - Cost of product and other revenue includes costs closely correlated or directly related to the costs to manufacture commercial drug substance and drug product for Auryxia, including at our contract manufacturing organizations, or CMOs, as well as indirect costs. Direct and indirect costs include fees for packaging, shipping, insurance and quality assurance, idle capacity charges, changes in reserves for excess inventory, write-offs for inventory that fails to meet specifications or is otherwise no longer suitable for commercial sale, including scrap, changes in our firm purchase commitment liability and royalties due to the licensor of Auryxia related to U.S. and Japan product sales recognized during the period.
COGS also includes costs to manufacture drug product provided to MTPC and Medice for commercial sales of Vafseo in Japan and the Medice Territory, respectively, as well as personnel-related costs, including salaries and bonuses, employee benefits and stock-based compensation attributable to employees in particular functions and associated directly with the manufacturing of our commercial products.
Cost of product and other revenue for a newly launched product does not include the full cost of manufacturing until the initial pre-launch inventory is depleted and additional inventory is manufactured and sold. Until we received regulatory approval for Vafseo, in the U.S. we recorded costs incurred to manufacture the U.S. pre-launch inventory, such as raw materials, drug substance and drug product conversion costs as R&D expense.
Cost of goods sold - Amortization of intangible asset - In addition, COGS includes the amortization of development product rights for Auryxia through the end of 2024.
Akebia Therapeutics, Inc. | Form 10-Q | Page 27

Research and Development Expenses
Research and development, or R&D, expenses consist primarily of costs incurred for the development of Vafseo and costs associated with our pipeline which includes:
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
•costs associated with discovery and development for preclinical, clinical and regulatory activities; and
•costs associated with the pre-launch inventory build for Vafseo in the U.S. prior to the FDA approval in March 2024 and in Europe prior to the European Commission, or EC, approval in April 2023.
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
From inception through March 31, 2024, we have incurred $1.6 billion in R&D expenses. We expect to incur significant R&D expenditures for the foreseeable future as we continue the development of Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired.
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
Each of our products and product candidates has technical, clinical, regulatory, and commercial risk, including those discussed more fully under the heading “Risk Factors” in Part II, Item 1A of this Form 10-Q. A change in the outcome of any of the variables with respect to the development of Auryxia, Vafseo or any other product or product candidate could result in a significant change in the costs and timing associated with that development.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 28

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income on our interest-bearing accounts, interest expense related to our term loans, accretion of the debt discount on our term loans as well as amortization of the discount on the liability related to the termination fees associated with the termination agreement with BioVectra Inc., or BioVectra, entered into in December 2022, or the BioVectra Termination Agreement, and the amortization of the discount and deferred gain related to our refund liability to CSL Vifor. See Note 10, Commitments and Contingencies, in the accompanying notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on the BioVectra Termination Agreement.
Recent Events
U.S. Approval of Vafseo (vadadustat) Tablets
In March 2024, we received approval from the FDA for Vafseo (vadadustat) tablets for the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months. We are now actively engaged in launch initiatives to prepare for Vafseo’s U.S. market entry which is expected in January 2025. We believe that we have the right team, the right commercial partners and the organizational experience and relationships within dialysis organizations to be successful. We will apply to designate Vafseo for Transitional Drug Add-on Payment Adjustment reimbursement from the CMS, which we expect to begin in January 2025. Our goal is for Vafseo to be an oral standard of care for dialysis patients. We believe this is achievable and represents an attractive market.
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
(i) Tranche A — $37.0 million, drawn down on the closing date of the BlackRock Credit Agreement, of which we received $34.5 million, net of debt issuance costs, fees and expenses and was used to repay our senior secured term loans, or the Pharmakon Term Loans, with Pharmakon Advisors LP, or Pharmakon, of $35.0 million,
(ii) Tranche B — $8.0 million, drawn down on April 19, 2024, of which we received $7.5 million, net of debt issuance costs, fees and expenses, and
(iii) Tranche C — $10.0 million available in a single draw through December 31, 2024.
Tranche C is only available subject to receipt of a certain amount of cumulative gross cash proceeds from the sale of common stock.
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
See Note 7, Indebtedness, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
At-the-Market (ATM) Offering
On April 7, 2022, we entered into an Open Market Sale AgreementSM, or Sales Agreement, with Jefferies LLC as agent, to sell up to $26.0 million of our common stock at current market prices from time to time. During the quarter and year ended December 31, 2023, we sold 6,189,974 shares of common stock under this program with net proceeds of $6.7 million, after deducting commissions and other offering expenses. During the three months ended March 31, 2024, we sold 13,261,311 shares of our common stock under the Sales Agreement with net proceeds of $18.7 million, after deducting commissions and other offering expenses. We have sold essentially all amounts previously registered under the prospectus supplement and Registration Statement on Form S-3.
Impact of Inflation
We are experiencing rising costs for certain inflation-sensitive operating expenses such as labor and certain service providers that are heavily dependent on labor. We do not believe these impacts were material to our net loss during the three months ended March 31, 2024 or will be going forward. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.

Akebia Therapeutics, Inc. | Form 10-Q | Page 29

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Revenues
Product revenue, net	$31,009	$34,706	$(3,697)	(11)%
License, collaboration and other revenue	1,598	5,299	(3,701)	(70)%
Total revenues	32,607	40,005	(7,398)	(18)%
Cost of goods sold
Cost of product and other revenue	2,594	11,178	(8,584)	(77)%
Amortization of intangible asset	9,011	9,011	—	*
Total cost of goods sold	11,605	20,189	(8,584)	(43)%
Operating expenses
Research and development	9,731	19,686	(9,955)	(51)%
Selling, general and administrative	25,438	25,053	385	*
License expense	711	568	143	25%
Restructuring	58	106	(48)	*
Total operating expenses	35,938	45,413	(9,475)	(21)%
Loss from operations	(14,936)	(25,597)	10,661	(42)%
Other expense, net	(2,403)	(1,279)	(1,124)	88%
Change in fair value of warrant liability	(129)	—	(129)	*
Loss on extinguishment of debt	(517)	—	(517)	*
Net loss	$(17,985)	$(26,876)	$8,891	(33)%

*Percentage change not meaningful.
Product Revenue, Net—Net product revenue is derived only from sales of Auryxia in the U.S. until Vafseo's U.S. market entry, which is expected in January 2025. We distribute Auryxia principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers.
Net product revenue was $31.0 million for the three months ended March 31, 2024, compared to $34.7 million for the three months ended March 31, 2023. The decrease was primarily due to a reduction in volume partially offset by price increases and execution of our contracting strategy with third party payors.
Auryxia will lose exclusivity in the U.S. in March 2025, which may have a negative impact on revenue. We believe CMS's decision to include phosphate binders in the dialysis bundle could potentially lead to higher sales of Auryxia after the LoE date than in other LoE scenarios, and plan to work with third-party payors and providers to continue the use of Auryxia beyond LoE.
License, Collaboration and Other Revenue—License, collaboration and other revenue was $1.6 million for the three months ended March 31, 2024, compared to $5.3 million for the three months ended March 31, 2023. The decrease was primarily due to a reduction in revenue under our supply agreement with MTPC as a result of the assignment of our supply agreement with Esteve Química, S.A. to MTPC in December 2022.
Cost of Goods Sold: Cost of Product and Other Revenue—Cost of product and other revenue was $2.6 million for the three months ended March 31, 2024 compared to $11.2 million for the three months ended March 31, 2023. The decrease of $8.6 million was primarily due to lower year-over-year sales volume and a decrease in cost of product and other revenue related to MTPC as a result of the assignment of our supply agreement with Esteve Química, S.A. to MTPC in December 2022. Additionally, during the three months ended March 31, 2024, we realized a lower cost of product and other revenue of $3.7 million due to our ability to commercially sell inventory previously written-down as excess inventory.
Cost of Goods Sold - Amortization of Intangible Asset—Amortization of intangible asset relates to the acquired developed product rights for Auryxia, which is being amortized using a straight-line method over its estimated useful life of
Akebia Therapeutics, Inc. | Form 10-Q | Page 30

approximately six years. Amortization of intangible asset during each of the three months ended March 31, 2024 and 2023 was $9.0 million and will continue through the end of 2024.
R&D Expenses—R&D expenses were $9.7 million for the three months ended March 31, 2024, compared to $19.7 million for the three months ended March 31, 2023. The decrease was largely due to the completion of activities related to certain clinical trials and a reduction in consulting expenses associated with pursuing Vafseo regulatory approval in the Medice Territory in 2023.
The following table summarizes our external research and development expenses by program, as well as costs not allocated to programs, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Vafseo clinical trial and other external costs	$1,726	$6,341
Vafseo pre-launch inventory	—	99
External costs for other programs, including feasibility and new processes and methods associated with commercial product	1,527	2,475
Total external R&D expenses	3,253	8,915

Internal personnel, consulting, facilities and other	6,478	10,771
Total R&D expenses	$9,731	$19,686
We expect to incur significant R&D expenses in future periods in support of ongoing or planned studies with respect to the development of our product candidates as well as Vafseo.
Selling, General and Administrative Expenses—Selling, general and administrative expenses were $25.4 million for the three months ended March 31, 2024, compared to $25.1 million for the three months ended March 31, 2023.
License Expenses—License expense related to royalties due to Panion relating to sales of Riona in Japan were $0.7 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively.
Restructuring— Restructuring expenses were $0.1 million for each of the three months ended March 31, 2024 and 2023.
Other Expense, Net—Other expense, net, was $2.4 million for the three months ended March 31, 2024, compared to $1.3 million for the three months ended March 31, 2023. The increase of $1.1 million was primarily due to lower interest income on our interest bearing accounts and a decrease in sublease income due to the assignment of our lease for office space in Boston, Massachusetts.
Change in fair value of warrant liability—Change in fair value of warrant liability was $0.1 million for the three months ended March 31, 2024. There was no change in fair value of warrant liability for the three months ended March 31, 2023.
Loss on Extinguishment of Debt. During the three months ended March 31, 2024, we recorded $0.5 million loss on the extinguishment of debt in connection with the repayment of the Pharmakon Term Loans.
Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of $42.0 million and restricted cash of $1.7 million.
To date, we have funded our operations principally through sales of our common stock, including through our employee stock purchase plan, product sales, payments received from our collaboration and licensing partners, borrowings under term loans, a working capital payment from CSL Vifor also referred to as a refund liability and a royalty transaction. From inception through March 31, 2024, we raised approximately $838.9 million of net proceeds from the sale of equity, including $519.8 million from various underwritten public offerings, $249.1 million from at-the-market offerings pursuant to our sales agreement with Jefferies LLC and prior sales agreements with Cantor Fitzgerald & Co., and $70.0 million from the sale of 7,571,429 shares of common stock to CSL Vifor.
We have incurred recurring losses and negative cash flow from operations in each year since inception and anticipate net losses and negative operating cash flows for the near future. For the three months ended March 31, 2024 and 2023, we incurred net operating losses of $18.0 million and $26.9 million, respectively. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $1.6 billion.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 31

scenarios, and plan to work with payors and providers to continue the use of Auryxia beyond LoE, Auryxia product sales have not generated, and may not generate, now or following LoE in the U.S., sufficient product revenue to realize net profits from product sales to cover our current or long-term operating costs.
We believe our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues as well as the borrowings and potential future borrowing that are available under the BlackRock Credit Agreement and the working capital fund are sufficient to fund our current operating plan for at least twenty-four months. However, if our operating performance deteriorates significantly from the levels expected in our operating plan, it would have an adverse effect on our liquidity and capital resources and could affect our ability to continue as a going concern in the future. In addition, we may also seek to sell additional private or public equity, enter into new debt transactions, explore potential strategic transactions or a combination of these approaches or other strategic alternatives. If we raise additional funds by issuing equity securities, our shareholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available to us in amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts when needed or on attractive terms, we may not be able to pursue development and commercial activities related to Auryxia and Vafseo, or any additional products and product candidates, including those that may be in-licensed or acquired. Any of these events could significantly harm our business, financial condition and prospects.
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
Contractual Obligations and Commitments
Debt Agreements and Other Funding Arrangements
BlackRock Term Loans
On January 29, 2024, or the Closing Date, we entered into the BlackRock Credit Agreement, which provides for a senior secured term loan facility, in the aggregate principal amount of up to $55.0 million, or the Term Loan Facility. The Term Loan Facility is available in three tranches (i) Tranche A — $37.0 million was funded on the Closing Date and used to repay the Pharmakon Term Loans; (ii) Tranche B — $8.0 million was funded on April 19, 2024, and (iii) Tranche C — $10.0 million is available in a single draw through December 31, 2024, collectively, the Term Loans. Tranche C is available subject to receipt of a certain amount of cumulative gross cash proceeds after the Closing Date in the form of equity or equity linked securities in one or more series of transactions. The Term Loan Facility matures on January 29, 2028, or the BlackRock Maturity Date.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 32

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
In connection with the entry into the BlackRock Credit Agreement, on the Closing Date, we terminated the Pharmakon Loan Agreement, all obligations thereunder were paid in full and discharged and Pharmakon’s security interests in our assets and property were released. See Note 7, Indebtedness, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Working Capital Fund/Refund Liability
In February 2022, we amended our agreement with CSL Vifor and they contributed $40.0 million to a working capital fund, or the Working Capital Fund, established to partially fund our costs of purchasing Vafseo from our contract manufacturers. The Working Capital Fund amount may fluctuate, and will be repaid to CSL Vifor over time.
We have recorded the Working Capital Fund as a refund liability under ASC 606, Revenue from Contracts with Customers. The refund liability is considered a debt arrangement with zero coupon interest and we impute interest on the refund liability at a rate of 15.0% per annum. As of March 31, 2024, the $39.9 million refund liability is classified as a long-term liability based on management’s estimated timing of the repayment of the refund liability to CSL Vifor exceeding one-year.
On May 3, 2024, we and CSL Vifor entered into Amendment #1 to the Vifor Agreement, or the Amendment, under which we and CSL Vifor agreed to modify the method of repayment of the Working Capital Fund such that the Working Capital Fund will be repaid through tiered royalties ranging from a high single-digit to low double-digit percentage of our sales of Vafseo to both CSL Vifor and to third parties outside of the Vifor Agreement.
See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, and Note 16, Subsequent Events, in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.
Liability Related to Sale of Future Royalties
In February 2021, we sold to HealthCare Royalty Partners IV L.P., or HCR, our right to receive royalties and sales milestones for Vafseo in Japan and certain other Asian countries, such countries collectively, the MTPC Territory, such payments collectively the Royalty Interest Payments, in each case, payable to us under the MTPC Agreement. The Royalty Interest Payments are subject to an annual maximum “cap” of $13.0 million, after which we will receive 85% of the Royalty Interest Payments for the remainder of that year. The Royalty Interest Payments are also subject to an aggregate maximum “cap” of $150.0 million, after which the Royalty Interest Payments will revert back to us.
We received $44.8 million from HCR, net of certain transaction expenses, which we recorded as a liability at the transaction date. We amortize the liability related to the sale of future royalties using the effective interest method over the life of the arrangement. The annual effective interest rate as of March 31, 2024 was 0%. We retain the right to receive all potential future regulatory milestones for Vafseo under the MTPC Agreement. During each of the three months ended March 31, 2024 and 2023, we recorded $0.4 million of non-cash royalty revenue. See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.
Off-Balance Sheet Arrangements
Letter of Credit
As of March 31, 2024, in connection with the Cambridge Lease (as defined below), we had $1.7 million in a letter of credit outstanding.
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
Contractual Obligations and Commitments Other Than Debt Agreements
We are party to contractual obligations involving commitments to make payments to third parties in the future. Certain contractual obligations are reflected on our condensed consolidated balance sheet as of March 31, 2024, while others are considered future obligations. Our material cash requirements as of March 31, 2024, include contractual obligations and
Akebia Therapeutics, Inc. | Form 10-Q | Page 33

commitments arising in the normal course of business, including leases, license agreements, manufacturing agreements and unconditional purchases commitments which are described in more detail below.
Cambridge Lease
We lease approximately 65,167 square feet of office, storage and laboratory space in Cambridge, Massachusetts under non-cancelable operating leases, collectively the Cambridge Lease. The office and storage lease expires on September 11, 2026. On May 6, 2024, we extended the term of the Cambridge Lease with respect to the laboratory space from January 31, 2025 to September 11, 2026.
See Note 9, Leases, and Note 16, Subsequent Events, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
License Agreements
We have a license agreement with Panion, under which we are required to pay royalties related to the sale of Auryxia. The royalty payment obligations are contingent upon generating product revenue, and the amount and timing of such payments are not known. See Note 10, Commitments and Contingencies, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
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
Manufacturing Agreements
We have various supply arrangements to which we are a party, and we are obligated to pay for drug substance and drug product for commercial use. Under one of our agreements, we are required to purchase a minimum quantity of Auryxia drug substance at a predetermined price. We are also obligated to purchase a certain percentage of the global demand for Vafseo drug substance and drug product based on certain quarterly and annual forecasts we provide to certain suppliers. Our supply agreements for Vafseo drug substance and drug product provide for a volume-based pricing structure. We may also be required to reimburse certain suppliers for reasonable expenses.
See Note 10, Commitments and Contingencies, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Amounts Due Under Former Manufacturing and Unconditional Purchase Commitments
On December 22, 2022, we and BioVectra terminated any and all existing agreements for BioVectra to supply us Auryxia drug substance. Under the BioVectra Termination Agreement, we agreed to pay BioVectra a total of $32.5 million consisting of (i) an upfront payment of $17.5 million that was paid in December 2022 and (ii) six quarterly payments of $2.5 million which commenced in April 2024. In addition, we and BioVectra have released one another from all existing and future claims and liabilities and agreed to return certain materials and documents.
Other Third Party Contracts
Unconditional Purchase Commitments
We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. In addition, we contract with various organizations to conduct R&D activities with remaining contract costs to us of approximately $47.9 million as of March 31, 2024. The scope of the services under these R&D contracts can be modified and the contracts cancelled by us upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
Akebia Therapeutics, Inc. | Form 10-Q | Page 34

Cash Flows
The following table provides a summary of cash flow data for each applicable period:

	Three Months Ended March 31,
NET CASH PROVIDED BY/(USED IN) (in thousands):	2024	2023
Operating activities	$(19,432)	$(17,538)
Investing activities	—	—
Financing activities	18,475	(15,966)
Decrease in cash, cash equivalents and restricted cash	$(957)	$(33,504)
Cash, cash equivalents and restricted cash — beginning of period	44,579	93,169
Cash, cash equivalents and restricted cash — end of period	$43,622	$59,665
Operating Activities
Net cash used in operating activities was $19.4 million for the three months ended March 31, 2024. Net cash used in operating activities for the three months ended March 31, 2024 consisted of a net loss of $18.0 million and net non-cash adjustments of $13.7 million, including amortization of our intangible asset of $9.0 million, and a reduction of $15.1 million in working capital.
Net cash used in operating activities was $17.5 million for the three months ended March 31, 2023. Net cash used in operating activities consisted of a net loss of $26.9 million and net non-cash adjustments of $12.5 million, including amortization of our intangible asset of $9.0 million, and a reduction of $3.2 million in working capital.
Investing Activities
No net cash was used in investing activities for either of the three months ended March 31, 2024 and 2023.
Financing Activities
Net cash provided by financing activities was $18.5 million for the three months ended March 31, 2024, which primarily consisted of proceeds of $37.0 million from the issuance of debt under the BlackRock Credit Agreement and net proceeds of $18.7 million from the sale of common stock under our ATM Facility partially offset by principal payments of debt of $36.7 million primarily related to the Pharmakon Term Loans which were repaid in January 2024.
Net cash used in financing activities was $16.0 million for the three months ended March 31, 2023, which primarily consisted of principal payments of debt related to the Pharmakon Term Loans.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, please see Note 2, Summary of Significant Accounting Policies, of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Estimates and Significant Judgments
Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, a warrant liability, other long-term liabilities, product revenues, including various rebates, returns and reserves related to product sales, inventories, classification of expenses between cost of goods sold, R&D and selling, general and administrative, long-term assets, including our right-of-use assets, intangible asset and goodwill. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.
During the three months ended March 31, 2024, there were no material changes to our methodologies used for our critical accounting estimates as reported in our 2023 Form 10-K.
Akebia Therapeutics, Inc. | Form 10-Q | Page 35

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide information under this item.
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective as of March 31, 2024 due to the material weakness in internal control over financial reporting described below.
As previously disclosed in our Annual Report on Form 10-K, that was filed with the SEC on March 14, 2014, or 2023 Form 10-K, as of December 31, 2023, our management identified a material weakness in our internal control over financial reporting. Specifically, we did not maintain effective controls related to (i) the review of inventory reconciliations, (ii) the validation of the inventory costing, (iii) the classification of inventory within the balance sheet and cost of product and other revenue related costs in the statement of operations, (iv) the calculation of estimated excess firm purchase commitment liability and (v) the verification that the existence of all inventories subject to physical inventory counts were accurately counted.
Remediation Efforts of the Material Weakness — Inventories
Our management has taken and plans to continue to take actions to remediate the deficiency in our internal control over financial reporting and has implemented new processes, procedures and controls designed to address the underlying causes associated with the material weakness.
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
As our management continues to evaluate and work to improve our internal control over financial reporting, our management may determine it is necessary to take additional measures to address the material weakness. Until the controls have been operating for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively, the material weakness described above will continue to exist.
Changes in Internal Control over Financial Reporting
Except for the material weakness as noted in the preceding paragraphs, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2024, which were identified in connection with our management’s evaluation required by paragraph (d) of Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in legal proceedings arising from the normal course of business activities. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not presently a party to any litigation the outcome of which, if determined adversely to us, would in our estimation, have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A. Risk Factors.
We face a variety of risks and uncertainties in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also become important factors that affect our business, reputation, results of
Akebia Therapeutics, Inc. | Form 10-Q | Page 36

operations, financial condition and stock price which can be materially and adversely affected. If any of the following risks occurs, our business, financial condition, financial statements, results of operations and future growth prospects could be materially and adversely affected.
Risks Related to our Financial Position, Need for Additional Capital and Growth Strategy
We have incurred significant losses since our inception, and anticipate that we will continue to incur losses and cannot guarantee when, if ever, we will become profitable or attain positive cash flows.
Investment in pharmaceutical product development and commercialization is highly speculative because it may require upfront capital expenditures and significant research and development, or R&D, expenses. Despite the investment in assets and R&D, there is significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to R&D, including our preclinical and clinical development activities, commercializing Auryxia and providing general and administrative support for these operations. We have funded our operations principally through product sales, payments received from our collaboration and licensing partners, borrowings under term loans, sales of our common stock, including through our employee stock purchase plan, a working capital payment from Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor, and a royalty transaction. Prior to our 2018 merger, or the Merger, with Keryx Biopharmaceuticals, Inc., or Keryx, whereby Keryx became our wholly owned subsidiary, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable, and we have incurred net losses each year since our inception, including a net loss of $18.0 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $1.6 billion. We cannot guarantee when, if ever, we will become profitable.
In March 2022, we received a complete response letter, or CRL, from the United States, or U.S., Food and Drug Administration, or FDA, regarding our new drug application, or NDA, for vadadustat for the treatment of anemia associated with chronic kidney disease, or CKD. Following a Formal Dispute Resolution Request, or FDRR, to the FDA in 2022 for vadadustat, we filed a resubmission to our NDA in 2023. On March 27, 2024, the FDA approved our NDA for vadadustat under the trade name Vafseo for the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months. However, we expended significant additional resources to obtain the approval of Vafseo and the commercialization of Vafseo was delayed, which had and could continue to have an adverse effect on our business.
Our ability to generate product revenue and achieve profitability depends on our ability to manage expenses and the overall success of Auryxia, Vafseo and any current or future product candidates, including those that may be in-licensed or acquired, which depends on several factors, including:

•obtaining adequate or favorable pricing and reimbursement from private and governmental payors for Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired;
•obtaining and maintaining market acceptance of Auryxia, Vafseo and any other product candidate, including those that may be in-licensed or acquired;
•the size of any market in which Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired, receives approval and obtaining adequate market share in those markets;
•the timing and scope of marketing approvals for Vafseo and any other product candidate, if approved, including those that may be in-licensed or acquired;
•maintaining marketing approvals for Auryxia, Vafseo and any other product, including those that may be in-licensed or acquired;
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
•establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate supplies of products that are compliant with good manufacturing practices, or GMPs, to support the clinical development and the market demand for Auryxia, Vafseo and any other product and product candidate, including those that may be in-licensed or acquired;
•the potential impact of the BIOSECURE Act on our ability to conduct our business as currently conducted;
•current and future restrictions or limitations on our approved or future indications and patient populations or other adverse regulatory actions or in the event that the FDA requires Risk Evaluation and Mitigation Strategies, or REMS, or risk management plans that use restrictive risk minimization strategies;
Akebia Therapeutics, Inc. | Form 10-Q | Page 37

•the effectiveness of our collaborators’ and our sales, marketing, manufacturing and distribution strategies and operations;
•competing effectively with any products for the same or similar indications as our products;
•maintaining, protecting and expanding our portfolio of intellectual property rights, including patents and trade secrets; and
•the adverse impact of the recent COVID-19 pandemic on CKD patients and the phosphate binder market in which we compete.

Our collaboration, license and other revenue also depends on our partners’ ability to successfully market and sell Vafseo and Auryxia in the territories in which they have licensed our products. For example, in May 2023, we entered into a license agreement with MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the European Economic Area, or the EEA, the United Kingdom, Switzerland and Australia, or Medice Territory. If Medice’s launch of Vafseo in the Medice Territory is delayed or their sales are lower than anticipated, we may not receive the revenue that we expect from Medice on the timing anticipated, or at all. In addition, under the Second Amended and Restated License Agreement that we entered into with CSL Vifor, in February 2022, or the Vifor Agreement, we granted CSL Vifor an exclusive license to sell Vafseo to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of group purchase organizations, and to certain non-retail specialty pharmacies in the U.S., which represents a significant portion of the potential market for Vafseo. If CSL Vifor is not successful in commercializing Vafseo in a timely manner, or at all, our expected revenue related to Vafseo would be adversely impacted.

In addition, pursuant to the Vifor Agreement, CSL Vifor contributed $40.0 million to a working capital facility, or Working Capital Fund, established to partially fund our costs of purchasing pre-launch Vafseo inventory from our contract manufacturers. In May 2024, we amended the Vifor Agreement to modify the method of repayment of the Working Capital Fund such that the Working Capital Fund will be repaid through tiered royalties ranging from a high single-digit to low double-digit percentage of our sales of Vafseo to both CSL Vifor and to third parties outside of the Vifor Agreement, or the Vifor Royalty Payments. The Vifor Royalty Payments shall begin on July 1, 2025, and shall continue until the cumulative total of the Vifor Royalty Payments reach $40.0 million, or through May 2028, or the Vifor Royalty Term, at which time, if the Vifor Royalty Payments have not yet reached $40.0 million, we shall pay CSL Vifor the difference between the $40.0 million and the sum of any Vifor Royalty Payments paid by us during the Vifor Royalty Term and subject to certain minimum Vifor Royalty Payments during the Vifor Royalty Term. Additionally, upon termination of the Vifor Agreement prior to the end of the Vifor Royalty Term: (i) if by us for convenience, then the Vifor Royalty Payments shall be accelerated and we shall be required to pay the difference between the $40.0 million and the sum of any Vifor Royalty Payments paid by us during the Vifor Royalty Term; (ii) if by CSL Vifor for convenience, then all Vifor Royalty Payments shall cease and the Vifor Royalty Term shall end; or (iii) for any reason other than convenience by us or CSL Vifor, the Vifor Royalty Term and Vifor Royalty Payments shall continue as agreed. If we are required to repay all or part of the Vifor Royalty Payments sooner than anticipated, it could have a material adverse impact on our consolidated financial statements.
Our ability to achieve profitability also depends on our ability to manage our expenses. We expect to continue to incur substantial additional operating expenses, including additional R&D expenses related to our pipeline, additional R&D and selling, general and administrative expenses for ongoing development and commercialization of Auryxia and Vafseo, which could lead to operating losses for the foreseeable future. We will continue to incur substantial expenditures relating to continued commercialization and post-marketing requirements for Auryxia, Vafseo and any other products, including those that may be in-licensed or acquired, as well as costs relating to the R&D of any other product candidate, including those that may be in-licensed or acquired. Our prior losses have had, and expected future losses will continue to have, an adverse effect on our stockholders’ deficit and working capital.
In addition to any further costs not currently contemplated in our operating plan, our ability to achieve profitability and our financial position will depend, in part, on the rate of our future expenditures, the timing of our product, collaboration, license and other revenue, the timing and amount of any repayment of the Vifor Royalty Payments, our continued compliance with the terms of the Agreement for the Provision of a Loan Facility, or the BlackRock Credit Agreement, with Kreos Capital VII (UK) Limited, which are funds and accounts managed by BlackRock Inc., collectively, BlackRock, and our ability to obtain additional funding, should it be needed. In addition, we expect to continue to incur significant expenses if and as we:

•continue our commercialization activities for Auryxia, Vafseo and any other product or product candidate for which we obtain approval, including those that may be in-licensed or acquired;
•conduct and enroll patients in any clinical trials, including post-marketing studies or any other clinical trials for Auryxia, Vafseo or any other product or product candidate, including those that may be in-licensed or acquired;
•seek marketing approval for any product candidate, including those that may be in-licensed or acquired;
Akebia Therapeutics, Inc. | Form 10-Q | Page 38

•maintain marketing approvals for Auryxia, Vafseo and any other product, including those that may be in-licensed or acquired;
•manufacture Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired, for commercial sale and clinical trials;
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
•repay, and pay any associated pre-payment penalties, if applicable, the term loans in an aggregate principal amount of up to $55.0 million, or the Term Loans, that were made available to us pursuant to the BlackRock Credit Agreement;
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
Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities, or if we otherwise believe it is necessary, to change our manufacturing processes or assays, to amend or replace our study protocols, to perform studies different from or larger than those currently planned, to conduct any additional clinical trials, whether in order to obtain approval or as a post-approval study, including the post-approval studies required for Vafseo and any other additional clinical trial that we decide to conduct for Vafseo, or if there are any delays in completing any of these activities.
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
In addition, our ability to generate revenue would be negatively affected if the size of our addressable patient population is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we sought or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. Even though we generate product revenue from Auryxia and royalties from Riona and Vafseo in Japan, may generate royalties from Vafseo in Europe and other territories where it is approved, may generate product and collaboration revenue from Vafseo in the U.S., and may generate revenue and royalties from the sale of any products that may be approved in the future, including those that may be in-licensed or acquired, we may never generate revenue and royalties that are significant enough for us to become and remain profitable, and we may need to obtain additional financing to continue to fund our operating plan.
We may require substantial additional financing to fund our business. A failure to obtain this necessary capital when needed, or on acceptable terms, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
As of March 31, 2024, our cash and cash equivalents were $42.0 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia; develop and commercialize Vafseo in the U.S.; and develop and commercialize any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with R&D, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale. In addition, other unanticipated costs may arise. Because the outcomes of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding
Akebia Therapeutics, Inc. | Form 10-Q | Page 39

necessary to successfully complete clinical development for any current or future product candidates or to complete post-marketing studies for Auryxia and Vafseo. Our future capital requirements depend on many factors, including:

•the scope, progress, results and costs of conducting clinical trials or any post-marketing requirements or any other clinical trials for Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired;
•the cost and timing of commercialization activities, including product manufacturing, marketing, sales and distribution costs, for Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired;
•the results of our meetings with the FDA, the EMA and other regulatory authorities and any consequential effects, including on timing of and ability to obtain and maintain marketing approval, study design, study size and resulting operating costs;
•any difficulties or delays in conducting our clinical trials, or enrolling patients in our clinical trials, for Auryxia, Vafseo or any other product candidates;
•the outcome of our efforts to obtain marketing approval for any product candidates, including those that may be in-licensed or acquired, including any additional clinical trials or post-approval commitments imposed by regulatory authorities;
•the timing of, and the costs involved in obtaining, marketing approvals for any product candidate, including those that may be in-licensed or acquired, including to fund the preparation, filing and prosecution of regulatory submissions;
•the costs of maintaining marketing approvals for Auryxia, Vafseo or any other product, including those that may be in-licensed or acquired;
•the number of generic versions of Auryxia that enter the market following loss of exclusivity, or LoE, for Auryxia in March 2025, and the timing of, and the magnitude of, the impact on the product revenue from Auryxia, including the impact on the price of Auryxia;
•the cost of securing and validating commercial manufacturing for any of our product candidates, including those that may be in-licensed or acquired, and maintaining our manufacturing arrangements for Auryxia and Vafseo or any other product, including those that may be in-licensed or acquired, or securing and validating additional arrangements;
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
We believe our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues as well as the borrowings and potential future borrowings that are available under the BlackRock Credit Agreement and the working capital liability are sufficient to fund our current operating plan for at least twenty-four months. However, if our operating performance deteriorates significantly from the levels expected in our operating plan, it would have an adverse effect on our liquidity and capital resources and could affect our ability to continue as a going concern in the future. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves numerous risks and uncertainties, and actual results could vary as a result of a number of
Akebia Therapeutics, Inc. | Form 10-Q | Page 40

factors, many of which are outside our control. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. In addition, if we fail to satisfy any of the covenants under the BlackRock Credit Agreement, and the loan is accelerated, or if certain pre-specified events occur and we are required to make principal payments to BlackRock sooner than we currently anticipate, such event could have a material adverse effect on our business. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources and cash we expect to generate will fund our operating plan for the period anticipated by us, or that additional funding will be available on terms acceptable to us, or at all.
Any additional fundraising efforts may divert our management’s attention away from their day-to-day activities, which may adversely affect our ability to develop and commercialize Auryxia, Vafseo and any other products or product candidates, including those that may be in-licensed or acquired. Also, additional funds may not be available to us in sufficient amounts or on acceptable terms or at all. In addition, raising funds in the current economic environment may present additional challenges. For example, any sustained disruption in the capital markets from adverse macroeconomic conditions and an uncertain geopolitical environment, such as rising inflation, increasing interest rates, slower economic growth or recession, global supply chain disruptions, the ongoing Russia-Ukraine war, the war in the Middle East and tensions between China and Taiwan, could negatively impact our ability to raise capital, and we cannot predict the extent or duration of such macroeconomic disruptions. If we are unable to raise additional capital in sufficient amounts when needed or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development and/or commercialization of Auryxia, Vafseo and any other products or product candidates, including those that may be in-licensed or acquired. Any of these events could significantly harm our business, financial condition and prospects.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our products and product candidates on unfavorable terms to us.
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
We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share and timely filing of all periodic financial reports, or risk delisting, which would have a material adverse effect on our business. If we fail to maintain compliance with Nasdaq’s continued listing requirements, it could affect our ability to raise capital on acceptable terms, or at all. In the event we are delisted from Nasdaq, the only established trading market for our common stock would be eliminated, and we would be forced to list our shares on the OTC Markets or another quotation medium, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor would likely find it more difficult to trade or obtain accurate price quotations for our shares. Delisting would likely also reduce the visibility, liquidity, and value of our common stock, reduce institutional investor interest in our Company, and may increase the volatility of our common stock. Delisting could also cause a loss of confidence of potential industry partners, lenders, and employees, which could further harm our business and our future prospects.
On May 9, 2023, we received a letter from Nasdaq stating that we had not regained compliance with the minimum bid price rule during the compliance period and was subject to delisting. On May 22, 2023, we received a letter from the Office of General Counsel of Nasdaq informing us that Nasdaq confirmed that we had regained compliance with the $1.00 per share minimum bid price requirement.
On August 11, 2023, we received a notification letter from Nasdaq informing us that since we had not yet filed our Second Quarter 10-Q, we are not in compliance with Nasdaq’s listing rule requiring timely filing of all required periodic financial
Akebia Therapeutics, Inc. | Form 10-Q | Page 41

reports with the U.S. Securities and Exchange Commission, or the SEC. On August 30, 2023, we received a letter from the Office of General Counsel of Nasdaq informing us that Nasdaq confirmed that we had regained compliance with Nasdaq’s listing rule requiring timely filing of all required periodic financial reports with the SEC.
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
Although we continue to focus a substantial amount of our efforts to develop and commercialize Auryxia and Vafseo, a key element of our long-term growth strategy is to develop additional product candidates and acquire, in-license, develop and/or market additional products and product candidates.
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
•a product candidate we develop and seek regulatory approval for may not be approved by the FDA on a timely basis, or at all;
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
Because we have limited financial and managerial resources, especially as a result of the CRL for Vafseo that we received in March 2022 and the reductions in workforce that we implemented in 2022, we have focused on products, research programs and product candidates for specific indications. As a result, we have had to, and in the future may need to, forgo or delay pursuit of opportunities with other product candidates or for other indications, or may out license rights to product candidates, that later prove to have greater commercial potential. For example, as a result of receipt of the CRL and implementation of the reductions in workforce, we delayed certain research activities. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities on a timely basis, or at all. Our spending on current and future R&D programs and product candidates for specific indications may not yield any commercially viable products.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 42

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 43

Risks Related to our Financial Arrangements
Our obligations in connection with the BlackRock Credit Agreement and requirements and restrictions in the BlackRock Credit Agreement could adversely affect our financial condition and restrict our operations.
We entered into the BlackRock Credit Agreement, which provides for a senior secured term loan facility, in the aggregate principal amount of up to $55.0 million, or the Term Loan Facility. The initial tranche of $37.0 million, or the Tranche A Loan, closed on January 29, 2024, or the Closing Date, and an additional amount of $8.0 million, or the Tranche B Loan, was drawn on April 19, 2024. An additional $10.0 million is available under the Term Loan Facility in a single draw through December 31, 2024, or the Tranche C Loan and, together with the Tranche A Loan and the Tranche B Loan, the Term Loans. See Note 7, Indebtedness, to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Form 10-Q for additional information regarding our obligations under the BlackRock Credit Agreement.
The Tranche C Loan is subject to various conditions precedent, including (x) the absence of any defaults or events of default and our continued compliance with the terms and provisions of the BlackRock Credit Agreement and (y) receipt of a certain amount of cumulative gross cash proceeds after the Closing Date in the form of equity or equity linked securities in one or more series of transactions. The Term Loan Facility had an initial maturity date of March 31, 2025, which was automatically extended to January 29, 2028, or the Maturity Date, since we received FDA approval for Vafseo prior to June 30, 2024.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 44

Our Royalty Interest Acquisition Agreement with HealthCare Royalty Partners IV, L.P. contains various covenants and other provisions, which, if violated, could materially adversely affect our financial condition.
In February 2021, we entered into a royalty interest acquisition agreement, or the Royalty Agreement, with HealthCare Royalty Partners IV, L.P., or HCR, pursuant to which we sold to HCR our right to receive royalties and sales milestones for Vafseo, collectively the Royalty Interest Payments, in each case, payable to us under our Collaboration Agreement dated December 11, 2015, or the MTPC Agreement, with Mitsubishi Tanabe Pharma Corporation, or MTPC, subject to an annual maximum “cap” of $13.0 million, or the Annual Cap, and an aggregate maximum “cap” of $150.0 million, or the Aggregate Cap. Under the Royalty Agreement, we are required to comply with various covenants, including obligations to take certain actions, such as actions with respect to the Royalty Interest Payments, the MTPC Agreement, our agreement with MTPC for the commercial supply of Vafseo drug product, and our intellectual property. In addition, the Royalty Agreement includes customary events of default upon the occurrence of enumerated events, including failure to perform certain covenants and the occurrence of insolvency events. Upon the occurrence of an event of default, HCR would have the ability to exercise all available remedies in law and equity, which could have a material adverse effect on our financial condition.
Risks Related to Commercialization
Our business is substantially dependent on the commercial success of Auryxia and Vafseo. If we are unable to continue to successfully commercialize Auryxia and commercially launch Vafseo, our results of operations and financial condition will be materially harmed.
Our business and our ability to generate product revenue largely depend on our, and our collaborators’, ability to successfully commercialize Auryxia and Vafseo. Our ability to generate revenue depends on our ability to execute on our commercialization plans, and the size of the market for, and the level of market acceptance of, Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired. If the size of any market for which a product or product candidate is approved decreases or is smaller than we anticipate, our revenue and results of operations could be materially adversely affected. For example, the approval for Vafseo in the U.S. is limited to the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months instead of all such adults. This limitation could affect the level of market acceptance of Vafseo.
Given the concentration of dialysis clinics in large networks, with DaVita, Inc., or DaVita, and Fresenius Kidney Care Group LLC, accounting for a vast majority of the dialysis population in the U.S., treatment is usually driven by medical protocols that are implemented across the entire network of clinics. Dialysis organizations require large data sets to adopt medical protocols. If dialysis organizations do not add Vafseo to their medical protocols in a timely manner, or at all, our operations could be materially adversely affected.
If oral phosphate binders, including Auryxia, are included in the end-stage renal disease, or ESRD, Prospective Payment System, or PPS, bundle payment, beginning in January 2025 as we currently anticipate, it will take time for dialysis organizations to implement internal mechanisms to dispense phosphate binders which could divert their attention from focusing on other therapeutic areas such as anemia management, which in turn could negatively impact the market for phosphate binders, including Auryxia. In addition, dialysis organizations may choose lower cost binders over Auryxia, or binders that may have features or benefits more aligned with the dialysis organization’s operational activities, which could negatively impact Auryxia revenue.
In addition, we currently have exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protect us from generic drug competition until March 2025. Following LoE in March 2025, the number of generic versions of Auryxia that enter the market will affect our revenue from Auryxia. We believe CMS’s decision to include phosphate binders in the dialysis bundle could potentially lead to higher sales of Auryxia after the LoE date than in other LoE scenarios, and plan to work with payors and providers to continue the use of Auryxia beyond LoE. However, our ability to continue to generate revenue from sales of Auryxia following LoE will depend on many factors, including our ability to successfully contract with dialysis organizations, the timing and number of generics that enter the market and other products on the market that we compete with. If we are unable to maintain sales of Auryxia following LoE, our results of operations and financial condition will be materially harmed.
We believe our revenue growth was negatively impacted by the recent COVID-19 pandemic since 2021 primarily as the CKD patient populations that we serve experienced both high hospitalization and mortality rates due to COVID-19, and the pandemic had an adverse impact on the phosphate binder market in which Auryxia competes. Labor shortages and costs have also adversely impacted dialysis providers. These impacts have refocused clinical efforts in addressing bone and mineral disorders like hyperphosphatemia to more acute operational issues to ensure patients receive dialysis treatments and still some patients have been rescheduled or missed treatments due to labor shortages. We believe, this and potentially other factors, led to the reduction in the phosphate binder market, which has not experienced growth since early 2020. While we are unable to quantify the impact of the recent COVID-19 pandemic on future revenues and revenue growth, the recent COVID-19 pandemic and the ongoing impacts from the recent COVID-19 pandemic continue to adversely and
Akebia Therapeutics, Inc. | Form 10-Q | Page 45

disproportionately impact CKD patients and the phosphate binder market. Therefore, we expect the impacts from the pandemic to continue to have a negative impact on our revenue growth for the foreseeable future.
Market acceptance is also critical to our ability to generate significant product revenue. Any product may achieve only limited market acceptance or none at all. If Auryxia, Vafseo or any of our future products is not accepted by the market to the extent that we expect or market acceptance decreases, we may not be able to generate significant product revenue and our business would be materially harmed. Market acceptance of Auryxia, Vafseo or any other approved product depends on a number of factors, including:
•the availability of adequate coverage and reimbursement by, and the availability of discounts, rebates and price concessions to third party payors, pharmacy benefit managers, or PBMs, and governmental authorities;
•the availability of discounts and rebates to dialysis organizations to facilitate access for patients;
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
•for Vafseo, use at dialysis organizations and their willingness to include Vafseo in their protocols;
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
Several healthcare facilities, including DaVita, have previously restricted access for non-patients as a result of the recent COVID-19 pandemic, resulting in restricted access for certain members of our sales force. As a result, we continue to engage with some healthcare providers and other customers virtually where possible. The restrictions on our customer-facing employees’ in-person interactions with healthcare providers have, and could continue to, negatively impact our access to healthcare providers and ultimately our sales, including with respect to Vafseo. Such precautionary measures have since been relaxed at certain healthcare facilities and, as a result, members of our sales force have resumed in person interactions with those customers. Nevertheless, some restrictions remain, and more restrictions may be put in place again due to a resurgence in COVID-19 cases, including those involving new variants of COVID-19, which may be more contagious and more severe than prior strains of the virus. Given this uncertain environment and the disproportionate impact of the recent COVID-19 pandemic on CKD patients, we are actively monitoring the demand in the U.S. for Auryxia and Vafseo, including the potential for further declines or changes in prescription trends and customer orders, which could have a material adverse effect on our business, results of operations, and financial condition.
Akebia Therapeutics, Inc. | Form 10-Q | Page 46

If we are unable to maintain or expand, or, with respect to Vafseo, initiate, sales and marketing capabilities or enter into additional agreements with third parties, we may not be successful in commercializing Auryxia, Vafseo or any other product candidates that may be approved.
In order to market Auryxia, Vafseo and any other approved product, we intend to continue to invest in sales and marketing, which will require substantial effort and significant management and financial resources. We have built a commercial infrastructure and sales force in the U.S. for Auryxia, which we believe that we can leverage in the U.S. for Vafseo as well, with incremental additional hires in our sales force and medical affairs department. If the sales and marketing team cannot successfully commercialize Auryxia or Vafseo, it could have a material adverse effect on our product revenue and our financial condition. Additionally, training a sales force to successfully sell and market a new commercial product is expensive and time-consuming and could delay any commercial launch of such product candidate or distract the current sales force from promoting Auryxia. We may underestimate the size of the sales force required for a successful product launch, and we may need to expand our sales force to a greater extent or earlier than we currently plan and at a higher cost than we anticipated.
We devote significant effort to recruiting individuals with experience in the sales and marketing of pharmaceutical products. Competition for personnel with these skills is significant and retaining qualified personnel with experience in our industry is difficult. If key sales and marketing employees decide to leave, we may not be able to hire and train new employees quickly enough to meet our needs. At the same time, we may face high turnover, requiring us to expend time and resources to source, train and integrate new employees.
There are risks involved with maintaining our own sales and marketing capabilities, including the following:
•potential inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•potential lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines, especially as a result of the delay in the approval of Vafseo following receipt of the CRL; and
•costs and expenses associated with maintaining our own sales and marketing organization.
If we are unable to maintain our own sales and marketing capabilities, we will not be successful in commercializing Auryxia, Vafseo and any other product candidate that may be approved.
Furthermore, if we are unable to maintain our arrangements with third parties with respect to sales and marketing, if we are unsuccessful in entering into additional arrangements with third parties to sell and market our products or we are unable to do so on terms that are favorable to us, or if such third parties are unable to carry out their obligations under such arrangements, it will be difficult to successfully commercialize our product and product candidates, including Vafseo. For example, if, in connection with the Vifor Agreement, we experience difficulties with CSL Vifor, or if CSL Vifor is not successful in commercializing Vafseo in the dialysis organizations for which they are responsible in a timely manner, or at all, our revenue related to Vafseo will be adversely impacted.
Our, or our partners’, failure to obtain or maintain adequate coverage, pricing and reimbursement for Auryxia, Vafseo or any other future approved products, could have a material adverse effect on our or our collaboration partners’ ability to sell such approved products profitably and otherwise have a material adverse impact on our business.
Market acceptance and sales of any approved products, including Auryxia and Vafseo, depends significantly on the availability of adequate coverage and reimbursement from third party payors and may be affected by existing and future healthcare reform measures. Governmental authorities, third party payors, and PBMs decide which drugs they will cover, as well as establish formularies or implement other mechanisms to manage utilization of products and determine reimbursement levels. We cannot be sure that coverage or adequate reimbursement will be available for Auryxia, Vafseo or any of our potential future products. Even if we obtain coverage for an approved product, third party payors may not establish adequate reimbursement amounts, which may reduce the demand for our product and prompt us to have to reduce pricing for the product. If reimbursement is not available or is limited, we may not be able to successfully commercialize certain of our products. Coverage and reimbursement by a governmental authority, third-party payor or PBMs may depend upon a number of factors, including the determination that use of a product is:
•a covered benefit under the health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient; and
•cost effective.
Obtaining coverage and reimbursement approval for a product from a governmental authority, PBM or a third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data
Akebia Therapeutics, Inc. | Form 10-Q | Page 47

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
Absent further legislation or regulation on this matter, beginning in January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including Auryxia and all other phosphate lowering medications, will be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. ESRD facilities may nonetheless receive a Transitional Drug Add-on Payment Adjustment, or TDAPA, for new renal dialysis drugs and biological products that meet certain criteria for a period of two years. The TDAPA will provide separate payment based on the drug’s Average Sales Price, or ASP, that will be in addition to the base rate in order to facilitate the adoption of innovative therapies. There can be no assurances that CMS will not again delay the inclusion of these oral ESRD-related drugs in the bundled payment. Even if Auryxia is deemed eligible by CMS, revenue for sales of Auryxia could be significantly less in the TDAPA period than it would be if Auryxia is not bundled into the ESRD PPS. Moreover, in the post-TDAPA period, CMS currently expects to increase the single bundled payment base rate paid to the dialysis facility for each dialysis treatment to reflect that oral only phosphate lowering drugs will be reimbursed as part of the single bundled payment for Medicare patients. There can be no assurances that any increase in the single bundled payment base rate will be sufficient to adequately reimburse the dialysis facilities for Auryxia at a price that is profitable for us.

In addition, in September 2018, CMS decided that Auryxia would no longer be covered by Medicare for the treatment of iron deficiency anemia, or IDA, in adult patients not on dialysis, or NDD-CKD, or the CMS Decision. While this decision does not impact CMS coverage for the control of serum phosphorus levels in adult patients with anemia due to CKD in patients on dialysis, or DD-CKD, or the Hyperphosphatemia Indication, it requires Part D Plan sponsors to impose prior authorization or other steps to ensure that Auryxia is reimbursed only for the Hyperphosphatemia Indication. We decided beginning in 2022 to terminate certain Part D contracts, as patients no longer had the access benefit given the prior authorization requirement. Now patients must go through a medical exemption process, which is very similar to a prior authorization review. While we believe this had, and may continue to have, a negative impact on our overall sales volume, we believe it had a significant positive impact on our net selling price. However, if we experience additional negative impacts on our sales volume as a result of this change, it could have a negative impact on our product revenue.
Medicaid reimbursement of drugs varies by state. Private third-party payor reimbursement policies also vary and may or may not be consistent with Medicare reimbursement methodologies. Manufacturers of outpatient prescription drugs may be required to provide discounts or rebates under government healthcare programs or to certain third-party payors in order to obtain coverage of such products.
Additionally, we may be required to enter into contracts with third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status and we may not be able to agree upon commercially reasonable terms with such third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, third party payors, PBMs and other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. Four distributors, Fresenius Medical Care Rx, McKesson Corporation, Cardinal Health, Inc. and Cencora, Inc., formerly known as AmerisourceBergen Drug Corporation, in the aggregate, accounted for a significant percentage of our gross revenue during the three months ended March 31, 2024 and the year ended December 31, 2023. If we are not able to maintain our arrangements with these key distributors on favorable terms, on a timely basis or at all, or if there is any adverse change in one or more of these distributors’ business practices or financial condition, it would adversely impact the market opportunity for Auryxia, our product revenues and operating results.
Akebia Therapeutics, Inc. | Form 10-Q | Page 48

We currently believe it is likely that Vafseo will be reimbursed using the TDAPA, followed by inclusion in the bundled reimbursement model for Medicare beneficiaries, but reimbursement under TDAPA it is subject to review and approval by CMS. Additionally, applying for and obtaining reimbursement under the TDAPA is expected to take six months following filing acceptance, and we expect to receive reimbursement under TDAPA starting on January 1, 2025, which timing will affect adoption, uptake and product revenue for Vafseo. However, if there are updates to the TDAPA rule that decrease the basis for reimbursement or eligibility criteria during the transition period or if the TDAPA is eliminated, then our profitability may be adversely affected. For example, the Medicare Payment Advisory Commission, or MedPAC, an independent legislative branch advisory body to Congress on issues related to the Medicare program, has recommended that TDAPA not be provided to newly approved drug products considered to fall within “functional categories” for which costs are already accounted for in the bundled reimbursement model, such as for anemia management drugs.

Further, we expect Vafseo to be included in the fixed reimbursement model for a bundle of dialysis services, or the bundle, which will require us to enter into contracts to supply Vafseo to specific dialysis providers, instead of through distributors, which we believe could be challenging. The dialysis market is unique and is dominated by two providers: DaVita and Fresenius Medical Care, which account for a vast majority of the dialysis population in the U.S. Under the Vifor Agreement, we granted CSL Vifor an exclusive license to sell Vafseo to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of group purchase organizations, and to certain non-retail specialty pharmacies in the U.S. We refer to Fresenius Medical Care North America and its affiliates, these organizations and specialty pharmacies collectively as the “Supply Group.” See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Form 10-Q for additional information regarding the Vifor Agreement. If we are not able to maintain the Vifor Agreement or enter into a supply agreement with DaVita or other dialysis clinics, or if Vifor is not able to successfully contract with the Supply Group, our business may be materially harmed.
Similar to how payor coverage may affect the sales of a product, formulary status within dialysis organizations may affect what products are prescribed within that specific organization. Therefore, if a product is not on a formulary, the prescribers within that organization may be less likely to prescribe that product or may have a difficult time prescribing that product, resulting in less sales. Further, one dialysis organization’s determination to add a product to their formulary does not assure that other dialysis organizations will also add the product to theirs. There is always a risk a dialysis organization will not contract with a drug manufacturer for a specific product, resulting in that product not being on that organization’s formulary. If any dialysis organization does not add Vafseo to the formulary, our business may be materially harmed.
In addition, we may be unable to sell Auryxia or Vafseo to dialysis providers on a profitable basis if CMS significantly reduces the level of reimbursement for dialysis services and providers choose to use alternative therapies or look to re-negotiate their contracts with us. Our profitability may also be affected if our costs of production increase faster than increases in reimbursement levels. Adequate coverage and reimbursement of our products by government and private insurance plans are central to patient and provider acceptance of any products for which we receive marketing approval. Existing competitive products may enter into sole source agreements with dialysis providers that impact the ability for new product innovations and new competitors may face price pressure based on existing contracts with dialysis providers.
Further, in many countries outside the U.S., a drug must be approved for reimbursement before it can be marketed or sold in that country. In some cases, the prices that we intend to charge for our products are also subject to approval. Approval by the EMA or another regulatory authority does not ensure approval by reimbursement authorities in that jurisdiction, and approval by one reimbursement authority outside the U.S. does not ensure approval by any other reimbursement authorities. However, the failure to obtain reimbursement in one jurisdiction may negatively impact our ability to obtain reimbursement in another jurisdiction. In addition, we plan to rely on a partner to obtain approval by reimbursement authorities outside the U.S. Our partners may not be able to obtain such reimbursement approvals on a timely basis, if at all, and favorable pricing in certain countries depends on a number of factors, some of which are outside of our partners’ control. Vafseo was approved in Japan for the treatment of adult patients with anemia due to CKD and is being marketed by MTPC in Japan under the trade name Vafseo. Pricing and reimbursement strategy is a key component of MTPC’s commercialization plans for Vafseo in Japan. If coverage and reimbursement terms change, MTPC may not be able to, or may decide not to, continue commercialization of Vafseo in Japan. Furthermore, Vafseo was approved in Europe and Australia for the treatment of anemia due to CKD in DD-CKD patients. In Europe, reimbursement is obtained on a country-by-country basis and it is a time consuming process. In May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory. Medice is working on securing pricing and reimbursement in key markets in Europe, but there is no guarantee of the timing or extent of reimbursement that they will receive, if at all. If Medice is not able to obtain favorable pricing in the Medice Territory, or if such approvals are delayed, it will affect Medice’s sales of Vafseo in the Medice Territory, which could have an adverse effect on our results of operations.
Akebia Therapeutics, Inc. | Form 10-Q | Page 49

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.
The development and commercialization of new drugs is highly competitive and subject to rapid and significant technological change. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the development and commercialization of Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired. Our objective is to successfully commercialize Auryxia and commercially launch Vafseo and develop and commercialize new products with clinically proven efficacy, convenience, tolerability and/or safety. In many cases, any approved products that we commercialize will compete with existing, market-leading products. If existing or new competitors of Auryxia or Vafseo take market share from us, it could have an adverse impact on our revenue and our business.
Auryxia is competing in the hyperphosphatemia market in the U.S. with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Sanofi, PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of the phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) and Unicycive’s RENAZORB™ (lanthanum dioxycarbonate), or could otherwise enter the market that may impact the market for Auryxia. In October 2023, the FDA approved XPHOZAH® (tenapanor), a phosphate absorption inhibitor that is marketed by Ardelyx, Inc. and indicated to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy, which may adversely impact the market for Auryxia.
Auryxia is competing in the IDA market in the U.S. with over-the-counter oral iron, ferrous sulfate, other prescription oral iron formulations, including ferrous gluconate, ferrous fumerate, and polysaccharide iron complex, and intravenous iron formulations, including Feraheme® (ferumoxytol injection), Venofer® (iron sucrose injection), Ferrlicit® (sodium ferric gluconate complex in sucrose injection), Injectafer® (ferric carboxymaltose injection), and Triferic® (ferric pyrophosphate citrate). In addition, other new therapies for the treatment of IDA may impact the market for Auryxia, such as Shield Therapeutics plc’s Feraccru® (ferric maltol), which is available in Europe for the treatment of IDA and Accrufer® (ferric maltol), which was launched in the U.S. for the treatment of IDA in July 2021.
Furthermore, Auryxia’s commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective, safer or offer greater patient convenience than Auryxia. Other companies have product candidates in various stages of preclinical or clinical development to treat diseases and complications of the diseases for which we are marketing Auryxia. In addition, we and our licensors, Panion & BF Biotech, Inc., or Panion, and, as applicable, Dr. Hsu, entered into settlement agreements with all but one of the third parties who submitted Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA, pursuant to which we granted licenses to market a generic version of Auryxia in the U.S. beginning in March 2025 (subject to FDA approval), or earlier under certain circumstances customary for settlement agreements of this nature. While we expect that the availability of generic versions of Auryxia will negatively impact our net product revenue for Auryxia and our results of operations, it is difficult to estimate the impact of generics on Auryxia net product revenue, and if the impact is greater than we currently anticipate, it may materially adversely impact our business and results of operations.
Drugs that may compete with Vafseo include Epogen® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the U.S. and Europe, respectively, and Mircera® (methoxy PEG-epoetin beta), commercialized by CSL Vifor in the U.S. and Roche Holding Ltd. outside of the U.S. and Evrenzo® (roxadustat) in Europe commercialized by Astellas Pharma Inc. Further, in February 2023 the FDA approved daprodustat, an oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor marketed as Jesduvroq by GlaxoSmithKline plc, or GSK, in the U.S., as a once-a-day treatment of anemia due to CKD in adult patients who have been receiving dialysis for at least four months.
We and our partners may also face competition from potential new anemia therapies. There are several other HIF-PH inhibitor product candidates in various stages of development for anemia indications that may be in direct competition with Vafseo if and when they are approved and launched commercially. These candidates are being developed by companies such as Japan Tobacco International, or JT, and Bayer HealthCare AG, or Bayer. For example, FibroGen filed an NDA for its product candidate, roxadustat, with the FDA, to which the FDA issued a complete response letter indicating the FDA will not approve the NDA in its present form and requested that an additional clinical trial for roxadustat be conducted prior to resubmission of the NDA or additional response to the FDA’s complete response letter. In Europe however, roxadustat is approved for the treatment of anemia in patients with CKD. If roxadustat is approved by the FDA, then roxadustat will compete with Vafseo.
Akebia Therapeutics, Inc. | Form 10-Q | Page 50

Furthermore, certain companies are developing potential new therapies for renal-related diseases that could potentially reduce injectable erythropoiesis stimulating agent, or ESA, utilization and thus limit the market potential for Vafseo if they are approved and launched commercially. Other new therapies are in development for the treatment of conditions inclusive of renal anemia that may impact the market for anemia-targeted treatment.
In Japan, vadadustat is sold under the name Vafseo, which is approved for patients with CKD, including both DD-CKD and NDD-CKD, and competes with roxadustat, daprodustat and enarodustat. Roxadustat is approved for the treatment of DD-CKD patients and NDD-CKD patients. In addition, daprodustat, GSK’s product candidate, and enarodustat, JT’s product candidate, are approved in Japan for the treatment of anemia due to CKD, and molidustat, Bayer HealthCare AG’s product, is approved in Japan for the treatment of renal anemia. In China, roxadustat is commercialized for the treatment of anemia due to CKD in DD-CKD patients and for the treatment of anemia due to CKD in NDD-CKD patients.
A biosimilar is a biologic product that is approved based on demonstrating that it is highly similar to an existing, FDA-approved branded biologic product. The patents for the existing, branded biologic product must expire in a given market before biosimilars may enter that market without the risk of being sued for patent infringement. In addition, an application for a biosimilar product can only be approved by the FDA 12 years after the existing, branded product was approved under a Biologics License Application, or BLA. The patents for epoetin alfa, an injectable ESA, expired in 2004 in the EU, and the remaining patents expired between 2012 and 2016 in the U.S. The introduction of biosimilars into the injectable ESA market in the U.S. will constitute additional competition for Vafseo if we are able to commercially launch Vafseo. In the U.S., Pfizer’s biosimilar version of injectable ESAs, Retacrit® (epoetin alfa-epbx), was approved by the FDA in May 2018 and launched in November 2018 and several biosimilar versions of injectable ESAs are available for sale in the EU.
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
Our Japanese sublicensee, JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona, the trade name for ferric citrate hydrate in Japan, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of adult patients with IDA in Japan. In Japan and certain other countries in Asia, we granted MTPC exclusive rights to commercialize Vafseo, which has been approved and is being marketed by MTPC in Japan under the trade name Vafseo. We also granted Averoa SAS, or Averoa, an exclusive license to develop and commercialize ferric citrate in the EEA, Turkey, Switzerland and the UK.

In 2023, the marketing authorization for Vafseo was granted by the EMA, the United Kingdom Medicines and Healthcare Products Regulatory Agency, or the MHRA, the Swiss Agency for Therapeutic Products, or Swissmedic, and the Australian Therapeutic Goods Administration, or TGA. In May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory, and we transferred the marketing authorization issued by the EMA , UK and Swissmedic to Medice. We will also transfer the marketing authorization for Australia to Medice. In addition, we have conducted and in the future plan to conduct clinical trials outside of the U.S. for Auryxia, Vafseo and any other product or product candidate that may be in-licensed or acquired. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing Auryxia and Vafseo outside the U.S., including, among others:
•political, regulatory, compliance and economic developments, weakness or instability that could restrict our ability to manufacture, market and sell our products;
Akebia Therapeutics, Inc. | Form 10-Q | Page 51

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
Risks Related to Product Development
Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and we will incur additional costs in connection with, and may experience delays in completing, or ultimately be unable to complete, the development of any of our product candidates.
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
We may be unable to successfully complete clinical trials of Auryxia, Vafseo and other product candidates or to successfully obtain approval of other product candidates, if the results of those trials and studies are not positive or are only modestly positive, or if there are concerns with the product profile due to efficacy or safety. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, interim results of a clinical trial do not necessarily predict final results, and results of Phase 3 clinical trials for one indication may not be predictive of results of Phase 3 clinical trials for another indication. For example, we announced positive top-line results from INNO2VATE and Vafseo achieved the primary and key secondary efficacy endpoint in each of the two PRO2TECT studies, but the PRO2TECT program did not meet the primary major adverse cardiovascular event, or MACE, safety endpoint. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we may face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. For example, in March 2022, we received the CRL for Vafseo indicating that the FDA had determined that it could not approve the NDA in its present form, thus delaying any potential approval of Vafseo. Following submission of the FDRR to the FDA in 2022, we filed a resubmission to our NDA for vadadustat in 2023. On March 27, 2024, the FDA approved our NDA for vadadustat under the trade name of Vafseo for the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months. However, we expended significant additional resources to obtain the approval of Vafseo and the commercialization of Vafseo was delayed, which had and could continue to have an adverse effect on our business.
Akebia Therapeutics, Inc. | Form 10-Q | Page 52

We have several lifecycle management and indication expansion opportunities currently under evaluation for Vafseo, including the potential for alternative dosing and label expansion for the treatment of adult patients with NDD-CKD. However, we may be required to complete additional clinical trials before seeking approval for these indications, which are time consuming and expensive, and even though Vafseo is approved as a treatment for anemia due to CKD for dialysis dependent patients, we may not be successful in any of these areas in the timeframe anticipated by us, or at all. In addition, it is impossible to predict when or if any of our other product candidates will prove effective or safe in humans or will receive marketing approval or on what terms.
We may experience numerous unforeseen events during, or as a result of, preclinical development or clinical trials that could delay, prevent or make more challenging our ability to receive or maintain marketing approval or commercialize our product candidates. We may be required to complete additional clinical trials for Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired, in order to obtain or maintain required regulatory approvals. Our preclinical studies and clinical trials may take longer to complete than currently anticipated, or may be delayed, suspended, required to be repeated, prematurely terminated or may not successfully demonstrate safety and/or efficacy needed to obtain or maintain regulatory approval for a variety of other reasons, such as:
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
•we may fail to initiate, delay of or failure to complete a clinical trial as a result of an Investigational New Drug application, or IND, being placed on clinical hold by the FDA, the EMA, the PMDA, or other regulatory authorities, or for other reasons, such as failure to recruit or enroll suitable patients or patients’ failure to return for post-treatment follow up;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 53

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
Our product development costs may also increase if we experience development delays or delays in receiving the requisite marketing approvals. Our preclinical studies or clinical trials may need to be restructured or may not be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize Vafseo for potential future indications or any product candidate that is approved, including those that may be in-licensed or acquired, or allow our competitors to bring products to market before we do. This could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.
We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of Auryxia, Vafseo or any other product or product candidate, including those that may be in-licensed or acquired.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 54

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
Auryxia, Vafseo or any other product or product candidate, including those that may be in-licensed or acquired, may cause undesirable side effects or have other properties that may delay or prevent marketing approval or limit their commercial potential.
Undesirable effects caused by, or other undesirable properties of, Auryxia, Vafseo or any other product or product candidate, including those that may be in-licensed or acquired, or competing commercial products or product candidates in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials, could result in a more restrictive label or the delay, denial or withdrawal of marketing approval by the FDA or other regulatory
Akebia Therapeutics, Inc. | Form 10-Q | Page 55

authorities, and could lead to potential product liability claims. In addition, results of our clinical trials could reveal a high frequency of undesirable effects or unexpected characteristics. For example, in March 2022, we received the CRL from the FDA for our NDA for Vafseo in which the FDA concluded that the data in the NDA did not support a favorable benefit-risk assessment of Vafseo for dialysis and non-dialysis patients. The FDA expressed safety concerns noting failure to meet non-inferiority in MACE in the non-dialysis patient population, the increased risk of thromboembolic events, driven by vascular access thrombosis in dialysis patients, and the risk of drug-induced liver injury. As a result, we filed the FDRR, and the FDA approved Vafseo on March 27, 2024. However, the approved indication is limited to the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months.
If we or others identify undesirable effects caused by, or other undesirable properties of, Auryxia, Vafseo or any other product or product candidate, including those that may be in-licensed or acquired, or if known undesirable effects are more frequent or severe than in the past, or if any of the foregoing are perceived to have occurred, either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:
•our product candidates may not be approved by regulatory authorities;
•our clinical trials may be put on hold;
•patient recruitment could be slowed, and enrolled patients may not want to complete the clinical trial;
•regulatory authorities may require warnings on the label, such as the warning on Auryxia’s label regarding iron overload or the boxed warning on Vafseo’s label regarding increased risk of death, myocardial infarction, stroke, venous thromboembolism and thrombosis of vascular access;
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
Any of these events could prevent us from achieving or maintaining, whether on a restricted basis or at all, marketing approval and, ultimately, market acceptance or penetration of Auryxia, Vafseo or any other product or product candidate, including those that may be in-licensed or acquired. In addition, any of these events could substantially increase our costs, and could significantly impact our ability to successfully commercialize Auryxia, Vafseo or any other product and product candidate, including those that may be in-licensed or acquired, and generate product revenue.
The patient populations treated with Auryxia and the projected patient populations that will be treated with Vafseo have CKD, a serious disease that increases the risk of cardiovascular disease including heart attacks and stroke and, in its most severe form, results in, kidney failure and the need for dialysis or kidney transplant. Many patients with CKD are elderly with comorbidities making them susceptible to significant health risks. Therefore, the likelihood of these patients having adverse events, including serious adverse events is high.
With respect to the global INNO2VATE Phase 3 program, the incidence of treatment emergent adverse events, or TEAEs, during the Correction and Conversion study in Vafseo-treated patients was 83.8% and 85.5% in darbepoetin alfa treated patients. During the study, the most common TEAEs reported in Vafseo/darbepoetin alfa treated patients were hypertension (16.2%/ 12.9%) and diarrhea (10.1%/ 9.7%). Serious TEAEs were lower in Vafseo-treated patients at 49.7% compared to 56.5% for darbepoetin alfa treated patients. The incidence of TEAEs during the prevalent dialysis patient study (Conversion) in the Vafseo-treated patients was 88.3%, and 89.3% in darbepoetin alfa treated patients. During the study, the most common TEAEs reported in Vafseo/darbepoetin alfa treated patients were diarrhea (13.0%/ 10.1%), pneumonia (11.0%/ 9.7%), hypertension (10.6%/ 13.8%), and hyperkalemia (9.0%/ 10.8%). Serious TEAEs were slightly lower for Vafseo-treated patients at 55.0% and 58.3% for darbepoetin alfa-treated patients. Patients with DD-CKD experienced an increased risk of thromboembolic events compared to darbepoetin alfa with a time to first event HR of 1.20 (95% CI 0.96 — 1.50) driven by thrombosis of vascular access.
With respect to the global PRO2TECT Phase 3 program, the incidence of TEAEs during the erythropoiesis stimulating agent, or ESA, untreated patients study (Correction) in the Vafseo-treated patients was 90.9%, and 91.6% in darbepoetin alfa-treated
Akebia Therapeutics, Inc. | Form 10-Q | Page 56

patients. During the study, the most common TEAEs reported in Vafseo/darbepoetin alfa-treated patients were end-stage renal disease (34.7%/ 35.2%), hypertension (17.7%/ 22.1.%), hyperkalemia (12.3.%/ 15.6%), urinary tract infection (12.9%/ 12.0%), diarrhea (13.9%/ 10.0%), peripheral oedema (12.5%/ 10.5%), fall (9.6%/ 10%) and nausea (10%/ 8.2%). Serious TEAEs were 65.3% for Vafseo-treated patients and 64.5% for darbepoetin alfa-treated patients. The incidence of TEAEs during the ESA-treated patients study (Conversion) in Vafseo-treated patients was 89.1% and 87.7% in darbepoetin alfa-treated patients. During the study, the most common TEAEs reported in Vafseo/darbepoetin alfa-treated patients were end-stage renal disease (27.5%/ 28.4%), hypertension (14.4%/ 14.8%), urinary tract infection (12.2%/ 14.5%), diarrhea (13.8.%/ 8.8.%), peripheral oedema (9.9%/ 10.1%) and pneumonia (10.0%/ 9.7%). Serious TEAEs were 58.5% for Vafseo-treated patients and 56.6% for darbepoetin alfa-treated patients.
For example, during the conduct of our Phase 3 program our team and hepatic experts analyzed hepatic cases (unblinded to treatment) and, following the completion of our global Phase 3 clinical program for Vafseo, there was a review of hepatic safety across the Vafseo clinical program, which included eight completed Phase 2 and 3 studies in NDD-CKD patients, 10 completed Phase 1, 2, and 3 studies, and two then-ongoing Phase 3b studies in DD-CKD patients, and 18 completed studies in healthy subjects (17 Phase 1 and one Phase 3). This review consisted of a blinded re-assessment of hepatic events conducted by a separate panel of hepatic experts. While hepatocellular injury attributed to Vafseo was reported in less than 1% of patients, there was one case of severe hepatocellular injury with jaundice, and we cannot guarantee that similar events will not happen in the future. Additionally, the FDA expressed safety concerns related to the risk of drug-induced liver injury in the CRL that it issued in March 2022.
Serious adverse events related to Vafseo, including those noted in the CRL and label, and any other product candidates could have material adverse consequences on the development and potential label expansion of Vafseo or the approval of our other product candidates and our business as a whole. Our understanding of adverse events in prior clinical trials of our product candidates may change as we gather more information, the FDA may not agree with our assessment of adverse events and additional unexpected adverse events may be observed in future clinical trials or in the market.

Any of the above safety data or other occurrences could delay or prevent us from achieving or maintaining marketing approval, harm or prevent sales of Auryxia, Vafseo or any other product or product candidate, including those that may be in-licensed or acquired, increase our expenses and impair or prevent our ability to successfully commercialize Auryxia, Vafseo or any other products or product candidates.

In addition, any post-marketing clinical trials conducted, if successful, may expand the patient populations treated with Auryxia, Vafseo or any other product we acquire or for which we receive marketing approval, within or outside of their current indications or patient populations, which could result in the identification of previously unknown undesirable effects, increased frequency or severity of known undesirable effects, or result in the identification of unexpected safety signals. In addition, as Vafseo and any other products are commercialized, they will be used in significantly larger patient populations, in less rigorously controlled environments and, in some cases, by less experienced and less expert treating practitioners, than in clinical trials, which could result in increased or more serious adverse effects being reported. As a result, regulatory authorities, healthcare practitioners, third party payors or patients may perceive or conclude that the use of Auryxia, Vafseo or any other products are associated with serious adverse effects, undermining our commercialization efforts.
Risks Related to Regulatory Approval
We may not be able to obtain marketing approval for any current or future product candidate, or we may experience significant delays in doing so, any of which would materially harm our business.
Clinical trials, manufacturing and marketing of any product or product candidate are subject to extensive and rigorous review and regulation by numerous governmental authorities in the U.S. and other jurisdictions. Before obtaining marketing approval for the commercial sale of any product candidate, we must demonstrate through extensive preclinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and marketing approval may never be achieved. Of the large number of drugs in development in the U.S. and in other jurisdictions, only a small percentage successfully complete the FDA’s and other jurisdictions’ marketing approval processes and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development efforts, we may be unable to successfully obtain regulatory approval for any product or product candidate, including those that may be in-licensed or acquired.
We are not permitted to market Vafseo in any jurisdiction until the requisite approval from regulatory authorities in such jurisdiction is received. As a condition to receiving marketing approval for Vafseo, we may be required by regulatory authorities to conduct additional preclinical studies or clinical trials. For example, we have several lifecycle management and indication expansion opportunities currently under evaluation for vadadustat, including the potential for alternative dosing and label expansion for the treatment of anemia due to CKD in adult patients not on dialysis. However, we may be required to
Akebia Therapeutics, Inc. | Form 10-Q | Page 57

complete additional clinical trials before seeking approval for these indications, which are time consuming and expensive, and even though Vafseo is approved as a treatment for anemia due to CKD for dialysis dependent patients, we may not be successful in any of these areas in the timeframe anticipated by us, or at all.
In March 2022, we received the CRL from the FDA regarding our NDA for vadadustat for the treatment of anemia due to CKD. Following a FDRR in 2022, we filed a resubmission to our NDA in 2023. On March 27, 2024, the FDA approved our NDA for vadadustat under the trade name Vafseo for the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months. However, we expended significant additional resources to obtain the approval of Vafseo and the commercialization of Vafseo was delayed, which had and could continue to have an adverse effect on our business.
Further, any product candidate may not receive marketing approval in the U.S. even if it is approved in other countries. Each regulatory authority makes their own assessment as to the safety and efficacy of a drug, and the FDA’s concern about the safety or efficacy of any product candidate could impact the regulatory authority’s decision in another country.
Obtaining marketing approval in the U.S. and other jurisdictions for any product candidate depends upon numerous factors, many of which are subject to the substantial discretion of the regulatory authorities, including that regulatory agencies may not complete their review processes in a timely manner and, following completion of the review process, may not grant marketing approval or such marketing approval may be limited. Furthermore, approval of a drug does not ensure successful commercialization. For example, on September 23, 2015, the European Commission, or EC, approved Fexeric for the control of hyperphosphatemia in adult patients with CKD. Pursuant to the sunset clause under EU law, the EC’s approval of Fexeric in the EU was contingent on, among other things, our commencing marketing of Fexeric within three years; although we successfully negotiated an extension to December 23, 2019, we did not commence marketing Fexeric by such date and therefore the Fexeric approval in the EU has ceased to be valid. In April 2024, Averoa submitted its application for marketing authorization for ferric citrate in Europe.
For example, the safety concerns associated with the current standard of care for the indications for Vafseo may affect the FDA’s or other regulatory authorities’ review of the safety results of Vafseo. In addition, these regulatory authorities may not agree with our assessment of adverse events. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that our product candidates will never obtain marketing approval in the U.S. or certain other jurisdictions or for some or all of the indications for which we seek approval.
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
The FDA or other regulatory authorities may delay, limit or deny approval of any product candidate for many reasons including, among others:
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
•the relevant regulatory authority may not approve the label expansion we request for Vafseo;
•the relevant regulatory authority may approve any product candidate for use only in a small patient population or for fewer or more limited indications than we request;
Akebia Therapeutics, Inc. | Form 10-Q | Page 58

•the relevant regulatory authority may require that we conduct additional clinical trials or repeat one or more clinical trials;
•the FDA or other relevant regulatory authority may require development of a REMS as a condition of approval or post-approval;
•the relevant regulatory authority may grant approval contingent on the performance of costly post-marketing clinical trials;
•the relevant regulatory authority’s onsite inspections may be delayed due to the recent COVID-19 pandemic or otherwise;
•we, or our CROs or other vendors, may fail to comply with GxP or fail to pass any regulatory inspections or audits;
•we or our third party manufacturers may fail to perform in accordance with the FDA’s or other relevant regulatory authority’s cGMP requirements and guidance;
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
•the relevant regulatory authority’s review process and decision-making regarding any product candidate may be impacted by the results of our and our competitors’ clinical trials and safety concerns of marketed products used to treat the same indications as the indications for which Vafseo and any other product candidate are being developed;
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
On April 12, 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, on April 21, 2023, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to the Supreme Court. The Court of Appeals for the Fifth Circuit held oral argument in the case on May 17, 2023 and, on August 16, 2023, issued its decision. The court declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the court did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. On September 8, 2023, the Justice Department and a manufacturer of mifepristone filed petitions for a writ of certiorari, requesting that the U.S. Supreme Court review the court’s decision. On December 13, 2023, the U.S. Supreme Court granted these petitions for writ of certiorari for the appeals court. The Supreme Court heard oral arguments in this case on March 26, 2024 and a decision is expected in July 2024.
Products approved for marketing are subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties, including withdrawal of
Akebia Therapeutics, Inc. | Form 10-Q | Page 59

marketing approval, if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, or product candidates, when and if any of them is approved.
Marketing approvals may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements or commitments for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or registries or observational studies. For example, in connection with the FDA approvals of Auryxia and Vafseo, we committed to the FDA to conduct certain post-approval pediatric studies of Auryxia and Vafseo under the Pediatric Research Equity Act of 2003, or PREA. Under PREA, an NDA or supplement to an NDA for certain drug products must contain data to assess the safety and effectiveness of the drug product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. With regard to the Hyperphosphatemia Indication for Auryxia, we initially committed to completing the original post-approval pediatric study and submitting a final report to the FDA by December 31, 2019. However, we did not complete the study according to the original schedule and therefore did not submit the required final report by December 31, 2019. Consequently, we received a notification of noncompliance with PREA. We have since been released from the original post marketing requirement, or PMR, and a new PMR was issued that provided that the final report was due in April 2024. In June 2023 we requested an extension of time for the submission of the final report and such request was denied by the FDA in August 2023. The PMR trial is ongoing and actively recruiting patients, but the final report for the trial was due in April 2024, so the trial is considered delayed. With regard to our IDA Indication, we initially committed to completing the post-approval pediatric study and submitting a final report to the FDA by January 2023. We did not meet a milestone relating to this post-approval pediatric study of Auryxia in a timely manner and received a notification from the FDA. Subsequently, the FDA agreed to extend the pediatric clinical trial timelines for the IDA Indication. We subsequently communicated to the FDA that we would be delaying the start of the clinical trial in the IDA Indication while we work to produce smaller size tablets. In response, the FDA issued a partial clinical hold until we manufacture the smaller tablets and provide the FDA with relevant information regarding the smaller sized tablets for review. The FDA lifted the partial clinical hold in June 2022, however, we have not commenced start-up of this study as we are continuing to evaluate the protocol for the study. If we are unable to complete these studies successfully by the applicable deadline, or have further delays in completing these studies, we will need to inform the FDA, have further discussions and, if the FDA finds that we failed to comply with pediatric study requirements, in violation of applicable law, it could institute enforcement proceedings to seize or enjoin the sale of Auryxia or seek civil penalties, which would have a material adverse impact on our ability to commercialize Auryxia and our ability to generate revenues from Auryxia.
In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Auryxia, Vafseo and any other product for which we receive regulatory approval will be subject to extensive and ongoing regulatory requirements and guidance. These requirements and guidance include manufacturing processes and procedures (including record keeping), the implementation and operation of quality systems to control and assure the quality of the product, submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. If we, our contract manufacturing organizations, or CMOs, or other third parties we engage fail to adhere to such regulatory requirements and guidance, we could suffer significant consequences, including product seizures or recalls, loss of product approval, fines and sanctions, reputational damage, loss of customer confidence, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs, and our development or commercialization efforts may be materially harmed.
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
•REMS; and
Akebia Therapeutics, Inc. | Form 10-Q | Page 60

•injunctions or the imposition of civil or criminal penalties.
For example, we previously had three limited, voluntary recalls of Auryxia. These and any other recalls or any supply, quality or manufacturing issues in the future related to Auryxia or Vafseo could result in significant negative consequences, including reputational harm, loss of customer confidence, and a negative impact on our financials, any of which could have a material adverse effect on our business and results of operations, and may impact our ability to supply Auryxia in the U.S. and Vafseo in the U.S., Japan, Europe or in other countries, for commercial and clinical use.
Non-compliance with the FDA, the EMA, the PMDA and other regulatory authorities’ requirements regarding safety monitoring or pharmacovigilance can also result in significant financial penalties.
The FDA’s policies and those of other regulatory authorities may change, and additional government regulations may be enacted. We cannot predict the likelihood, nature or extent of government regulations that may arise from future legislation or administrative action, either in the U.S. or in other jurisdictions. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would materially adversely affect our business.
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
•data privacy laws existing in the U.S., the EU, the UK and other countries in which we operate, including the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, state privacy and data protection laws, such as the California Consumer Privacy Act, or CCPA, as amended by the California Privacy Rights Act of 2020, or CPRA, as well as other state consumer protection laws, GDPR, any additional applicable EU member state, or EU Member State, data protection laws in force from time to time, the retained EU law version of the General Data Protection Regulation as saved into United Kingdom law by virtue of section 3 of the United Kingdom’s European Union (Withdrawal) Act 2018, or the EU GDPR;
•federal and state laws requiring the submission of accurate product prices and notifications of price increases;
•federal and state securities laws;
•environmental, health and safety laws and regulations; and
•international trade laws, which are laws that regulate the sale, purchase, import, export, re-export, transfer and shipment of goods, products, materials, services and technology.
In addition, our relationships with healthcare providers, physicians and third party payors expose us to broadly applicable fraud and abuse laws that may constrain the business or financial arrangements and relationships through which we market, sell and distribute Auryxia, Vafseo and any other products for which we may obtain marketing approval. As such, these arrangements are subject to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security, and other healthcare laws and regulations at federal, state and international levels. These restrictions include, but are not limited to, the following:
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 61

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
Efforts to ensure that our business complies with applicable healthcare laws and regulations involves substantial costs and requires us to expend significant resources. One of the potential areas for governmental scrutiny involves federal and state requirements for pharmaceutical manufacturers to submit accurate price reports to the government. Because our processes for calculating applicable government prices and the judgments involved in making these calculations involve subjective decisions and complex methodologies, these calculations are subject to risk of errors and differing interpretations. In addition, they are subject to review and challenge by the applicable governmental agencies, or potential qui tam complaints, and it is possible that such reviews could result in changes, recalculations, or defense costs that may have adverse legal or financial consequences. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could materially adversely affect our business and would result in increased costs and diversion of management attention and could negatively impact the development, regulatory approval and commercialization of Auryxia or Vafseo, any of which could have a material adverse effect on our business. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government funded healthcare programs.
Akebia Therapeutics, Inc. | Form 10-Q | Page 62

We will incur significant liability if it is determined that we are promoting any “off-label” use of Auryxia, Vafseo or any other product we may develop, in-license or acquire or if it is determined that any of our activities violates the federal Anti-Kickback Statute.
Physicians are permitted to prescribe drug products for uses that differ from those approved by the FDA or other applicable regulatory agencies. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict manufacturer communications regarding unapproved uses of an approved drug. Companies are not permitted to promote drugs for unapproved uses or in a manner that is inconsistent with the FDA-approved labeling. There are also restrictions about making comparative or superiority claims based on safety or efficacy that are not supported by substantial evidence. Accordingly, we may not promote Auryxia in the U.S. for use in any indications other than the Hyperphosphatemia Indication and the IDA Indication, and Vafseo for the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months, and all promotional claims must be consistent with the FDA-approved labeling for Auryxia or Vafseo, as applicable.
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
Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act signed into law as part of the Consolidated Appropriations Act of 2023, or the Consolidated Appropriations Act, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We intend to engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. Although we believe we have put in place a robust compliance program and processes designed to ensure that all such activities are performed in a legal and compliant manner, such program and processes may not be sufficient to deter or detect all violations, and we will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 63

Disruptions in the FDA, regulatory authorities outside the U.S. and other government agencies caused by global health concerns or funding shortages could prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
The ability of the FDA and regulatory authorities outside the U.S. to review and approve new products can be affected by a variety of factors, including global health concerns, government budget and funding levels, staffing shortages, statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s or other regulatory authorities’ ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result of certain of these factors. In addition, government funding of other government agencies that fund R&D activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may increase the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our, or our collaboration partners’, regulatory submissions, which could have a material adverse effect on our business.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 64

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 65

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
In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of any product candidate, restrict or regulate post-approval activities and affect our ability to profitably sell Auryxia and Vafseo. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any FDA approved product, such as Auryxia or Vafseo or any reimbursement that physicians receive for administering any approved product.
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
The American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, other legislative and regulatory changes have been proposed, but not yet adopted. For example, in July 2019, the U.S. Department of Health and Human Services, or HHS, proposed regulatory changes in kidney health policy and reimbursement. Any new legislative or regulatory changes may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for Auryxia or Vafseo or the frequency with which Auryxia and Vafseo is prescribed or used.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 66

For example, the former administration issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.
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
On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. We consider many factors when we implement a price increase for a product, including historical and potential future inflation rates. However, there are many variables that are outside of our control and if we increase the price of Auryxia or Vafseo faster than the pace of inflation, we would be subject to additional rebates under Medicare, which could have a material adverse effect on our product revenues.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 67

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
On June 6, 2023, Merck & Co. Inc., or Merck, filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, the Chamber, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.
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
It is likely that federal and state legislatures within the U.S. and foreign governments will continue to consider changes to existing healthcare legislation. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for Auryxia or Vafseo and any product candidates for which we receive marketing approval or additional pricing pressures. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:
•the demand for Auryxia, Vafseo and any product candidates for which we receive marketing approval;
•our ability to set a price that we believe is fair for our products;
•our ability to obtain and maintain coverage and reimbursement approval for Auryxia, Vafseo or any other approved product;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 68

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
As a condition of reimbursement by various federal and state health insurance programs, we are required to calculate and report certain pricing information to federal and state agencies. The regulations governing the calculations, price reporting and payment obligations are complex and subject to interpretation by various government and regulatory agencies, as well as the courts. Reasonable assumptions have been made where there is lack of regulations or clear guidance and such assumptions involve subjective decisions and estimates. We are required to report any revisions to our calculation, price reporting and payment obligations previously reported or paid. Such revisions could affect our liability to federal and state payors and also adversely impact our reported financial results of operations in the period of such restatement. Further, a number of states have either implemented or are considering implementation of drug price transparency legislation that may prevent or limit our ability to take price increases at certain rates or frequencies. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers for the untimely, inaccurate, or incomplete reporting of drug pricing information or for otherwise failing to comply with drug price transparency requirements. If we are found to have violated state law requirements, we may become subject to significant penalties or other enforcement mechanisms, which could have a material adverse effect on our business.
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
Further, state Medicaid programs may be slow to invoice pharmaceutical companies for calculated rebates resulting in a lag between the time a sale is recorded and the time the rebate is paid. This results in us having to carry a liability on our consolidated balance sheet for the estimate of rebate claims expected for Medicaid patients. If actual claims are higher than current estimates, our financial position and results of operations could be adversely affected.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 69

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
Additionally, the new statutory provisions authorize a federal court to award the product developer an amount “sufficient to deter” the reference product manufacturer from refusing to provide sufficient product quantities on commercially reasonable, market-based terms, up to a certain maximum amount based on revenue earned while in noncompliance, if the court finds, by a preponderance of the evidence, that the reference product manufacturer did not have a legitimate business justification to delay providing the product or failed to comply with the court’s order. For the purposes of the statute, the term “commercially reasonable, market-based terms” is defined as (1) the nondiscriminatory price at or below the most recent wholesale acquisition cost for the product, (2) a delivery schedule that meets the statutorily defined timetable, and (3) no additional conditions on the sale.
Although we intend to comply fully with the terms of these statutory provisions, we are still exposed to potential litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of ANDAs, 505(b)(2) NDA applications or biosimilar product applications. Such litigation would subject us to additional litigation costs, damages and reputational harm, which could lead to lower revenues. The CREATES Act may facilitate future competition with Auryxia or Vafseo and any of our product candidates, if approved, which could impact our ability to maximize product revenue.
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
Risks Related to our Reliance on Third Parties
Akebia Therapeutics, Inc. | Form 10-Q | Page 70

We depend on collaborations with third parties for the development and commercialization of Auryxia, Riona and Vafseo and if these collaborations are not successful or if our collaborators terminate their agreements with us, we may not be able to capitalize on the market potential of Auryxia, Riona and Vafseo, and our business could be materially harmed.
We sublicensed the rights to commercialize Riona to JT and Torii in Japan. We also entered into a collaboration agreement with MTPC to develop and commercialize Vafseo in Japan and certain other Asian countries. In addition, we entered into the Vifor Agreement pursuant to which we granted CSL Vifor an exclusive license to sell Vafseo to the Supply Group in the U.S. We also granted to Averoa an exclusive license to develop and commercialize ferric citrate in the EEA, Turkey, Switzerland and the United Kingdom. Furthermore, in May 2023, we entered into a license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory. We may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our and our partners' commercialization efforts with respect to Auryxia, Riona, Vafseo and any other product candidates. We may not be able to maintain our collaborations for development and commercialization. For example, on May 13, 2022, Otsuka Pharmaceutical Co. Ltd., or Otsuka, elected to terminate our collaboration agreements with them, and we subsequently negotiated a Termination and Settlement Agreement with Otsuka. This termination by Otsuka may have delayed the launch of Vafseo in Europe or other territories previously licensed to Otsuka or adversely affect how we are perceived in scientific and financial communities. For example, in August 2023, Medice informed us that their launch of Vafseo in certain countries in the Medice Territory was going to be later than previously anticipated due to the activities required to enable the launch. If we are unable to maintain our collaborations, we may not be able to capitalize on the market potential of our products or product candidates, and our business could be materially harmed.
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
•disputes may arise between a collaborator and us that cause the delay or termination of activities related to research, development, supply or commercialization of Auryxia, Riona or Vafseo and any other product candidate, or that result in costly litigation or arbitration that diverts management attention and resources;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 71

If any of these events occur, the market potential of Auryxia, Riona or Vafseo where approved, and any other products or product candidates, could be reduced, and our business could be materially harmed. Collaborations may also divert resources, including the attention of management and other employees, from other parts of our business, which could have an adverse effect on other parts of our business, and we cannot be certain that the benefits of the collaboration will outweigh the potential risks.
We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, or at all, we may have to alter our development and commercialization plans.
We may decide to enter into additional collaborations for the development and commercialization of Auryxia, Vafseo or our product candidates both within and outside of the U.S. For example, in May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, divert management’s attention, or disrupt our business.
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
•a potential collaborator’s evaluation of Auryxia, Vafseo or any other product or product candidate may differ substantially from ours;
•a potential collaborator’s evaluation of our financial stability and resources;
•a potential collaborator’s resources and expertise; and
•restrictions due to an existing collaboration agreement.
If we are unable to enter into additional collaborations in a timely manner, or at all, we may have to delay or curtail the commercialization of Auryxia, Vafseo or the development and potential commercialization of any of our product candidates, reduce or delay our development programs, or increase our expenditures and undertake additional development or commercialization activities at our own expense. For example, following the termination of our collaboration agreements with Otsuka in 2022, we incurred additional expenses in connection with the development of Vafseo in Europe and other countries. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop or commercialize Auryxia, Vafseo or our other product candidates.
Even if we enter into additional collaboration agreements and strategic partnerships or license our intellectual property, we may not be able to maintain them or they may be unsuccessful, which could delay our timelines or otherwise adversely affect our business.
Royalties from commercial sales of Vafseo under our MTPC Agreement will likely fluctuate and will impact our rights to receive future payments under our Royalty Agreement with HCR.
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
The royalty revenues under the MTPC Agreement may fluctuate considerably because they depend upon, among other things, the rate of growth of sales of Vafseo in the territory covered by the MTPC Agreement. Negative fluctuations in these royalty revenues could delay, diminish or eliminate our ability to receive 85% of the Royalty Interest Payments after the Annual Cap is achieved in a given calendar year, or our ability to receive 100% of the Royalty Interest Payments after the Aggregate Cap is achieved.
We rely upon third parties to conduct all aspects of our product manufacturing and commercial distribution, and in many instances only have a single supplier or distributor, and the loss of these manufacturers or distributors, their failure to
Akebia Therapeutics, Inc. | Form 10-Q | Page 72

supply us on a timely basis, or at all, or their failure to successfully carry out their contractual duties or comply with regulatory requirements, cGMP requirements or guidance could cause delays in or disruptions to our supply chain and substantially harm our business.
We do not have any manufacturing facilities and do not expect to independently manufacture any products or product candidates. We currently rely, and expect to continue to rely, on third party manufacturers to produce all of our commercial, clinical and preclinical supply. We also utilize third parties for the commercial distribution of Auryxia, including wholesale distributors and certain specialty pharmacy providers, and we will utilize third parties, including CSL Vifor, for the commercial distribution of Vafseo. Our reliance on third party manufacturers, who have control over the manufacturing process, increases the risk that we will not have or be able to maintain or distribute sufficient quantities of Auryxia, Vafseo or any of our product candidates or the ability to obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our and our partners' development or commercialization efforts.
We currently rely on a single source supplier for each of Auryxia drug substance and drug product and Vafseo drug substance and drug product, and alternate sources of supply may not be readily available. We have also engaged Cardinal Health, Inc. as the exclusive third-party logistics distribution agent for commercial sales of Auryxia. If any of the following occurs, we may not have sufficient quantities of Auryxia, Vafseo or our product candidates to support our clinical trials, development, commercialization, or obtaining and maintaining marketing approvals, which could materially and adversely impact our business and results of operations:
•we are unsuccessful in maintaining our current supply arrangements for commercial quantities of Auryxia and Vafseo;
•we are unsuccessful in validating new sites;
•our commercial supply arrangements for Auryxia or Vafseo are terminated;
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
If we, or any of our third party manufacturers or distributors cannot or do not perform as agreed or expected, or any of our customers were to experience further shutdowns, delays or other business disruptions, including as a result of catastrophic events, including pandemics, terrorist attacks, wars or other armed conflicts, geopolitical tensions or natural disasters, if they misappropriate our proprietary information, if they terminate their engagements with us, if we terminate our engagements with them, or if there is a significant disagreement, we may be forced to manufacture or distribute the materials ourselves, for which we currently do not have the capabilities or resources, or enter into agreements with other third party manufacturers or distributors, which we may not be able to do in a timely manner or on favorable or reasonable terms, if at all. If any of these events occur, especially with respect to one of our sole source suppliers, we may not have sufficient quantities of product for the commercialization of Auryxia and/or Vafseo or may experience delays in the development of our products or product candidates, which could materially and adversely impact our business and results of operation. For example, one of our manufacturers has notified us that it will be discontinuing operations at one site at a future date and then we will only be able to manufacture at their other site. In some cases, there may be a limited number of qualified replacement manufacturers, or the technical skills or equipment required to manufacture a product or product candidate may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party, or a feasible alternative may not exist. These factors would increase our reliance on our current manufacturers or require us to obtain necessary regulatory approvals and licenses in order to have another third party manufacture Auryxia or Vafseo. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays and costs associated with the qualification of a new manufacturer and validation of manufacturing processes would negatively affect our ability to supply clinical trials, obtain and maintain marketing approval, or commercialize or satisfy patient demand for Auryxia and Vafseo, where approved, in a timely manner, within budget, or at all.
In addition, the cost of obtaining Auryxia and Vafseo is subject to adjustment based on our third party manufacturers’ costs of obtaining raw materials and producing the product. We have limited control over the production costs of Auryxia and Vafseo, including the costs of raw materials, and have seen increases in the production costs of Auryxia and Vafseo, and any significant increase in the cost of obtaining our products could materially adversely affect our revenue for Auryxia and Vafseo.
Akebia Therapeutics, Inc. | Form 10-Q | Page 73

Moreover, issues that may arise in any scale-up and technology transfer and continued commercial scale manufacture of our products may lead to significant delays in our development, marketing approval and commercial timelines for new products or affect commercial supply of Auryxia or Vafseo and negatively impact our financial performance. For example, a production-related issue resulted in an interruption in the supply of Auryxia in the third and fourth quarters of 2016. This supply interruption negatively impacted our revenues in 2016. This supply interruption was resolved, and we have taken and continue to take actions designed to prevent future interruptions in the supply of Auryxia. However, we recently experienced issues in manufacturing Auryxia, and if we continue to experience manufacturing issues, or incur additional costs, or our actions to prevent future interruptions are not successful, we may experience additional supply issues. In addition, before we can manufacture product at a new site, we must validate the process at that site. If the process validation is unsuccessful, or takes longer than we anticipate, we may have to expend additional resources and could experience a supply interruption. Any future supply interruptions, whether quality or quantity based, for Auryxia or Vafseo where approved, would negatively and materially impact our reputation and financial condition.
There are a limited number of manufacturers that are capable of manufacturing Auryxia and Vafseo for us and complying with cGMP regulations and guidance and other stringent regulatory requirements and guidance enforced by the FDA, EMA, PMDA and other regulatory authorities. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation, which occur in addition to our own quality assurance releases. The facilities and processes used by our third party manufacturers to manufacture Auryxia and Vafseo may be inspected by the FDA and other regulatory authorities at any time, and the facilities and processes used by our third party manufacturers to manufacture Vafseo will be inspected by the FDA, the EMA and other regulatory authorities prior to or after we submit our marketing applications. Although we have general visibility into the manufacturing processes of our third party manufacturers, we do not ultimately control such manufacturing processes of, and have little control over, our third party manufacturers, including, without limitation, their compliance with cGMP requirements and guidance for the manufacture of certain starting materials, drug substance and finished drug product. Similarly, although we review final production, we have little control over the ability of our third party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Our third party manufacturers may experience problems with their manufacturing and distribution operations and processes, including, for example, quality issues, such as product specification and stability failures, procedural deviations, improper equipment installation or operation, utility failures, contamination, natural disasters and public health epidemics. We may also encounter difficulties relating to our own quality processes and procedures, including regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. If our third party manufacturers cannot successfully manufacture material that conforms to our specifications and regulatory requirements and guidance, or if we or our third party manufacturers experience manufacturing, operations and/or quality issues, including an inability or unwillingness to continue manufacturing our products at all, in accordance with agreed-upon processes or on currently validated manufacturing lines, we may not be able to supply patient demand or maintain marketing approval for Auryxia or Vafseo, secure and maintain marketing approval for Vafseo, and we might be required to expend additional resources to obtain material from other manufacturers. If any of these events occur, our reputation and financial condition would be negatively and materially impacted. In addition, during the year ended December 31, 2022, we had higher write-downs to inventory reserves related to Auryxia drug substance that will not be forward processed into drug product. If we have additional write-downs to inventory reserves in the future, it could negatively impact our ability to supply Auryxia, and our financial condition could be harmed.
If the FDA, EMA or other regulatory authorities withdraws any approval of the facilities being used to manufacture Auryxia, Vafseo or any of our product candidates, we may need to find alternative manufacturing facilities, which would significantly impact our ability to continue commercializing Auryxia or Vafseo in Japan, or to commercialize Vafseo in Europe and other countries, or to develop, obtain marketing approval for or market Vafseo or our other product candidates, if approved.
Moreover, our failure or the failure of our third party manufacturers or distributors to comply with applicable regulations or guidance, or our failure to oversee or facilitate such compliance, could result in sanctions being imposed on us or our third party manufacturers or distributors, including, where applicable, clinical holds, fines, injunctions, civil penalties, delays in, suspension of or withdrawal of approvals, license revocation, seizures or recalls of Auryxia or Vafseo in Japan, operating restrictions, receipt of a Form 483 or warning letter, or criminal prosecutions, any of which could significantly and adversely affect the supply of Auryxia or Vafseo. For example, we previously conducted three limited, voluntary recalls of Auryxia. These and any other recalls or any supply, quality or manufacturing issues in the future and any related write-downs of inventory or other consequences could result in significant negative consequences, including reputational harm, loss of customer confidence, and a negative impact on our financials, any of which could have a material adverse effect on our business and results of operations, and may impact our ability to supply Auryxia or Vafseo for clinical and commercial use. Also, if our starting materials, drug substance or drug product are damaged or lost while in our or our third party manufacturers’ or distributors' control, it may adversely impact our ability to supply Auryxia or Vafseo, and we may incur significant financial harm.
Akebia Therapeutics, Inc. | Form 10-Q | Page 74

In addition, Auryxia, Vafseo and our product candidates may compete with other products and product candidates for access to third party manufacturing facilities. A third party manufacturer or distributor may also encounter delays or operational issues brought on by sudden internal resource constraints, labor disputes, shifting priorities or shifting regulatory protocols. Certain of these third party manufacturing facilities may be contractually prohibited from manufacturing Auryxia, Vafseo or our product candidates due to exclusivity provisions in agreements with our competitors. Any of the foregoing could negatively impact our third party manufacturers' or distributors' ability to meet our demand, which could adversely impact our ability to supply Auryxia, Vafseo or our product candidates, and we may incur significant financial harm.
Our current and anticipated future dependence on third parties for the manufacture and distribution of Auryxia, Vafseo and our product candidates may adversely affect our and our partners' ability to commercialize Auryxia, Vafseo and our product candidates, where approved, on a timely and competitive basis and may reduce any future profit margins.
We rely upon third parties to conduct our clinical trials and certain of our preclinical studies. If they do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain or maintain marketing approval for Auryxia, Vafseo or any of our product candidates, and our business could be substantially harmed.
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
Any of these events could cause our preclinical studies and clinical trials, including post-approval clinical trials, to be extended, delayed, suspended, required to be repeated or terminated, or we may receive untitled warning letters or be the subject of an enforcement action, which could result in our failing to maintain marketing approval of Auryxia or Vafseo, or failing to obtain or maintain marketing approval for any other product candidates on a timely basis or at all, any of which would adversely affect our business operations. In addition, if the third parties upon whom we rely fail to perform effectively or terminate their engagement with us, we may need to enter into alternative arrangements, which could delay, perhaps significantly, the development and commercialization of Auryxia, Vafseo or any other product candidates.
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
We do not own all of the rights to our product, Auryxia. We have licensed and sublicensed certain rights, patent and otherwise, to Auryxia from a third party, Panion, who in turn licenses certain rights to Auryxia from one of the inventors of
Akebia Therapeutics, Inc. | Form 10-Q | Page 75

Auryxia. The license agreement with Panion, or the Panion License Agreement, requires us to meet development milestones and imposes development and commercialization due diligence requirements on us. In addition, under the Panion License Agreement, we must pay royalties based on a mid-single digit percentage of net sales of product resulting from the licensed technologies, including Auryxia, and pay the patent filing, prosecution and maintenance costs related to the license. If we do not meet our obligations in a timely manner, or if we otherwise breach the terms of the Panion License Agreement, Panion could terminate the agreement, and we would lose the rights to Auryxia. For example, following announcement of the Merger, Panion notified us in writing that Panion would terminate the Panion License Agreement on November 21, 2018 if we did not cure the breach alleged by Panion, specifically, that we failed to use commercially reasonable best efforts to commercialize Auryxia outside the U.S. We disagreed with Panion’s claims, and the parties entered discussions to resolve this dispute. On October 24, 2018, prior to the consummation of the Merger, we and Panion entered into a letter agreement, or the Panion Letter Agreement, pursuant to which Panion agreed to rescind any and all prior termination threats or notices relating to the Panion License Agreement and waived its rights to terminate the license agreement based on any breach by us of our obligation to use commercially reasonable efforts to commercialize Auryxia outside the U.S. until the parties executed an amendment to the Panion License Agreement in accordance with the terms of the Panion Letter Agreement, following consummation of the Merger. On April 17, 2019, we and Panion entered into an amendment and restatement of the Panion License Agreement, or the Panion Amended License Agreement, which reflects certain revisions consistent with the terms of the Panion Letter Agreement. See Note 10, Commitments and Contingencies, to our consolidated financial statements in Part I, Item 1. Financial Statements of this Form 10-Q for additional information regarding the Panion Amended License Agreement. Even though we entered into the Panion Amended License Agreement, there are no assurances that Panion will not allege other breaches of the Panion Amended License Agreement or otherwise attempt to terminate the Panion Amended License Agreement in the future. In addition, if Panion breaches its agreement with the inventor from whom it licenses rights to Auryxia, Panion could lose its license, which could impair or delay our ability to develop and commercialize Auryxia.
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
We currently rely on third parties in China for the manufacture of raw materials, drug substance and drug product for the commercial supply of Vafseo and for early-stage research services. Our commercialization of Vafseo, or our development of our product candidates could be delayed, prevented or impaired if there are disruptions or delays in obtaining these products or services.

The manufacturing of our drug substance and drug product for commercial supply of Vafseo takes place in China through a third-party manufacturer. Currently, we rely on a third-party contract manufacturer in China, STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, for the manufacture of Vafseo drug substance and drug product for commercial use and will likely continue to rely on foreign CMOs in the future. We also rely on third parties in China for the supply of raw materials used in the manufacture of Vafseo and for certain early-stage research services. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs or to perform research services, whether as a result of changes in the regulatory framework in the U.S. or China, trade war, political unrest or unstable economic conditions in China, or other causes could impair our ability to commercialize Vafseo or to develop our product candidates.

For example, in January 2024, the U.S. House of Representatives introduced the BIOSECURE Act (H.R. 7085) and the Senate advanced a substantially similar bill (S.3558), which legislation, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products related to biological materials from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties, including WuXi STA, could be impacted by this legislation, which, depending on the scope of the final legislation if enacted, could adversely affect our business.

The biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our service providers in China, which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the U.K., could also negatively impact our ability to manufacture Vafseo or other product candidates or have an adverse effect on our ability to secure government funding,
Akebia Therapeutics, Inc. | Form 10-Q | Page 76

which could adversely affect our financial condition and cause us to delay the commercialization of Vafseo or other product candidates.
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
Our pending patent applications may not issue as patents and may not issue in all countries in which we develop, manufacture or potentially sell our products or in countries where others develop, manufacture and potentially sell products using our technologies. Moreover, our pending patent applications, if issued as patents, may not provide additional protection for our products.
The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in pharmaceutical and biotechnology patents has emerged to date. Changes in the patent laws or the interpretation of the patent laws in the U.S. and other jurisdictions may diminish the value of our patents or narrow the scope of our patent protection. Accordingly, the patents we own or license may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative drug products or technologies or design around our patented drug products and technologies which may have an adverse effect on our business. If our competitors prepare and file patent applications in the U.S. that claim technology also claimed by us, we may have to participate in interference or derivation proceedings in front of the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that any related patent may expire prior to, or remain in existence for only a short period following, commercialization, which may significantly diminish our ability to exclude others from commercializing products that are similar or identical to ours. The patents we own or license may be challenged or invalidated or may fail to provide us with any competitive advantage. Since we have licensed or sublicensed many patents from third parties, we may not be able to enforce such licensed patents against third party infringers without the cooperation of the patent owner and the licensor, which may not be forthcoming. In addition, we may not be successful or timely in obtaining any patents for which we submit applications.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 77

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
The intellectual property that we own or have licensed and related non-patent exclusivity relating to our current and future products is, and may be, limited, which could adversely affect our ability to compete in the market and adversely affect the value of Auryxia, Vafseo or other future products.
The patent rights and related non-patent exclusivity that we own or have licensed relating to Auryxia, Vafseo or other future products, are, or may be limited in ways that may affect our ability to exclude third parties from competing against us. For example, a third party may design around our owned or licensed composition of matter patent claims or market a product for the methods of use not covered by our owned or licensed patents.
Obtaining proof of direct infringement by a competitor for a method of use patent requires us to demonstrate that the competitors make and market a product for the patented use(s). Alternatively, we can prove that our competitors induce or
Akebia Therapeutics, Inc. | Form 10-Q | Page 78

contribute to others in engaging in direct infringement. Proving that a competitor contributes to or induces infringement of a patented method by another has additional proof requirements. For example, proving inducement of infringement requires proof of intent by the competitor. If we are required to defend ourselves against claims or to protect our own proprietary rights against others, it could result in substantial costs to us and the distraction of our management. An adverse ruling in any litigation or administrative proceeding could prevent us or our partners from marketing and selling Auryxia, Vafseo or other future products, increase the risk that a generic or other similar version of Auryxia, Vafseo or other future products could enter the market to compete with Auryxia, Vafseo or other future products, limit our or our partners' development and commercialization of Auryxia, Vafseo or other future products, or otherwise harm our competitive position and result in additional significant costs.
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
In addition to patent rights in the U.S., we may seek non-patent exclusivity for Vafseo and other future products under other provisions of the FDCA such as new chemical entity, or NCE, exclusivity, or exclusivity for a new use or new formulation, but there is no guarantee that Vafseo or any other future products will receive such exclusivity. The FDCA provides a five-year period of non-patent exclusivity within the U.S. to the first sponsor to gain approval of an NDA for an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which consists of the molecule(s) or ion(s) responsible for the action of the drug substance (but not including those portions of the molecule that cause it to be a salt or ester or which are not bound to the molecule by covalent or similar bonds). During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the sponsor does not own or have a legal right of reference to all the data required for approval.
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
We cannot assure you that Auryxia, Vafseo or any of our potential future products will obtain such pediatric exclusivity, NCE exclusivity or any other market exclusivity in the U.S., EU or any other territory, or that we will be the first to receive the respective regulatory approval for such drugs so as to be eligible for any non-patent exclusivity protection. We also cannot assure you that Auryxia, Vafseo or any of our potential future products will obtain patent term extension.
The market entry of one or more generic competitors or any third party’s attempt to challenge our intellectual property rights will likely limit Auryxia and Vafseo sales and have an adverse impact on our business and results of operation.
Although the composition and use of Auryxia is currently claimed by 14 issued patents that are listed in the FDA’s Orange Book, or OB, and the composition and use of Vafseo is currently claimed by 13 issued patents that are listed in the OB, we
Akebia Therapeutics, Inc. | Form 10-Q | Page 79

cannot assure you that we will be successful in defending against third parties attempting to invalidate or design around our patents or asserting that our patents are invalid or otherwise unenforceable or not infringed, or in competing against third parties introducing generic equivalents of Auryxia, Vafseo or any of our potential future products. If our Orange Book-listed patents are successfully challenged by a third party and a generic version of Auryxia or Vafseo is approved and launched sooner than we anticipate, revenue from Auryxia or Vafseo, respectively, could decline significantly, which would have a material adverse effect on our sales, results of operations and financial condition.
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
We may be forced to initiate litigation to enforce our contractual and intellectual property rights, or we may be sued by third parties asserting claims based on contract, tort or intellectual property infringement. Competitors may infringe our patents or misappropriate our trade secrets or confidential information. We may not be able to prevent infringement of our patents or misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the U.S. In addition, third parties may have or may obtain patents in the future and claim that our products or other technologies infringe their patents. If we are required to defend against suits brought by third parties, or if we sue third parties to protect our rights, we may be required to pay substantial litigation costs, and our management’s attention may be diverted from operating our business. In addition, any legal action against our licensor, licensees or us that seeks damages or an injunction of commercial activities relating to Auryxia, Vafseo or any product candidates or other technologies, including those that may be in-licensed or acquired, could subject us to monetary liability, a temporary or permanent injunction preventing the development, marketing and sale of such products or such technologies, and/or require our licensor, licensees or us to obtain a license to continue to develop, market or sell such products or other technologies. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. We cannot predict whether our licensor, licensees or we would prevail in any of these types of actions or that any required license would be made available on commercially acceptable terms, if at all.
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
While our product candidates are in preclinical studies and clinical trials, we believe that the use of our product candidates in these preclinical studies and clinical trials in the U.S. falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e), which provides that it shall not be an act of infringement to make, use, offer to sell, or sell within the U.S. or import into the U.S. a patented invention solely for uses reasonably related to the development and submission of information to the FDA. There is an increased possibility of a patent infringement claim against us with respect to commercial products. Our portfolio includes two commercial products: Auryxia and Vafseo. We attempt to ensure that our products and product candidates and the methods we employ to manufacture them, as well as the methods for their use which we intend to promote, do not infringe other parties’ patents and other proprietary rights. There can be no assurance they do not, however, and competitors or other parties may assert that we infringe their proprietary rights in any event.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 80

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
Third parties, including FibroGen, may in the future claim that our products and product candidates and other technologies infringe upon their patents and may challenge our ability to commercialize Auryxia and Vafseo. Parties making claims against us or our licensees may seek and obtain injunctive or other equitable relief, which could effectively block our or their ability to continue to commercialize Auryxia or Vafseo or further develop and commercialize any product candidates, including those that may be in-licensed or acquired. If any third party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our products or product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product or product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or our intended methods of use, the holders of any such patent may be able to block or impair our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. We may also elect to enter into a license in order to settle litigation or in order to resolve disputes prior to litigation. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our products or product candidates. Should a license to a third party patent become necessary, we cannot predict whether we would be able to obtain a license or, if a license were available, whether it would be available on commercially reasonable terms. If such a license is necessary and a license under the applicable patent is unavailable on commercially reasonable terms, or at all, our ability to commercialize our product or product candidate may be impaired or delayed, which could in turn significantly harm our business.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 81

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
Risks Related to our Business and Managing Growth
If we fail to attract, retain and motivate senior management and qualified personnel, we may be unable to successfully develop and commercialize Auryxia or Vafseo.
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
Furthermore, replacing executives, senior managers and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop and commercialize Auryxia, Vafseo and any product candidates. Our future financial performance and our ability to develop and commercialize Auryxia and Vafseo and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to hire, train, integrate, and retain additional qualified personnel with sufficient experience. We may be unable to hire, train, retain or motivate these personnel on acceptable terms given the intense competition for our personnel from our competitors and other companies throughout our industry, particularly in our geographic region. Over the last several years, the challenges in recruiting and retaining employees across the pharmaceutical and biotechnology industries have increased substantially due to current industry job market dynamics.
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
Following receipt of the CRL we implemented a reduction in workforce in April and May 2022 by approximately 42% across all areas of our Company, including several members of management. In November 2022, we also implemented a reduction of our workforce, by approximately 14% consisting of individuals within our commercial organization as a result of our decision to shift to a strategic account management focused model for our commercial efforts. The reductions in workforce reflected our determination to refocus our strategic priorities around our commercial product, Auryxia, and our development portfolio, and were steps in a broader cost savings plan to significantly reduce our operating expense profile. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to
Akebia Therapeutics, Inc. | Form 10-Q | Page 82

unforeseen difficulties, delays or unexpected costs. We recorded a restructuring charge of approximately $0.2 million and $15.9 million in the years ended December 31, 2023 and 2022, respectively, primarily related to contractual termination benefits including severance, non-cash stock-based compensation expense, healthcare and related benefits. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our cost savings plan may be disruptive to our operations, including our commercialization of Auryxia and Vafseo, which could affect our ability to generate product revenue. In addition, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully commercializing Auryxia and Vafseo, and from successfully developing and commercializing our product candidates in the future. We will need to hire additional employees to support the commercialization of Vafseo in the U.S., and if we are unsuccessful or delayed in doing so, the potential launch of Vafseo could be delayed.
We may encounter difficulties in managing our growth, including with respect to our employee base, and managing our partnerships and operations successfully.
In our day-to-day operations, we may encounter difficulties in managing the size of our operations as well as challenges associated with managing our business. We have strategic collaborations for the commercialization of Riona in Japan, the development and commercialization of ferric citrate in Europe, and the development and commercialization of vadadustat, which is now being or will be marketed under the trade name Vafseo by our collaboration partner, MTPC, in Japan and potentially other Asian countries and our collaboration partner, Medice, in the Medice Territory. Additionally, in the U.S., we have a strategic relationship with CSL Vifor related to the commercialization of Vafseo. As our operations continue, we expect that we will need to manage our current relationships and enter into new relationships with various strategic collaborators, consultants, vendors, suppliers and other third parties. These relationships are complex and create numerous risks as we deal with issues that arise.
For example, we supply or have agreed to supply, as applicable, Auryxia in Europe, Vafseo in Japan, Europe, the U.S. and other territories where it is approved for commercial and clinical use to MTPC, Medice, Averoa and CSL Vifor, which will require us to successfully manage our limited financial and managerial resources. In addition, we may not be able to obtain the raw materials or product that we need, or the cost of the raw materials or product may be higher than expected. If we are unable to successfully manage our supply obligations, our ability to commercialize our products or supply such products to our partners could have a material adverse effect on our relationships with our partners and our results of operations.
Our future financial performance and our ability to commercialize Auryxia and Vafseo where approved, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. This future growth will impose significant added responsibilities on the business and members of management. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, procedures and processes. For example, we recently transitioned to a new enterprise resource planning system and if we encounter any difficulties or issues with the new system it could affect our ability to close our books and complete our financial reporting in a timely manner. We may not be able to implement these improvements in an efficient or timely manner and may discover deficiencies in existing systems, procedures and processes. Moreover, the systems, procedures and processes currently in place or to be implemented may not be adequate for any such growth. Any expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully managing and, as applicable, growing our Company.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 83

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
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, or the 2023 Form 10-K, we identified a material weakness in our internal control over financial reporting as of December 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, our management concluded that we did not design and maintain effective controls over the completeness and accuracy of accounting for inventory and inventory related transactions, including inventory reconciliations, calculation of overheads, presentation of inventory in our balance sheet between short-term and long-term and our liabilities related to the calculation of firm purchase commitments. For further discussion of the material weakness, see Part I, Item 4, “Controls and Procedures.”
We have taken and plan to continue to take actions to remediate this material weakness, including (i) implementing and documenting new processes and controls to help ensure the completeness and accuracy of our inventory reconciliations, (ii) engaging additional third-party subject matter experts and accounting personnel with U.S. GAAP experience specific to inventory accounting, (iii) enhancing the accuracy of key reports used to calculate the firm purchase commitment liability and (iv) establishing effective monitoring and oversight controls to help to ensure the completeness and accuracy of inventory included in our financial statements and related disclosures. However, we cannot provide assurance that we will be able to correct this material weakness in a timely manner or that our remediation efforts will be adequate to allow us to conclude that our internal control over financial reporting will be effective in the future. Even if this material weakness is remediated in the future, we could identify additional material weaknesses or deficiencies in our internal control over financial reporting that could require correction or remediation. For example, we previously identified a material weakness in our internal control over financial reporting as of December 31, 2022 relating to our product return reserves that resulted in a revision of our financial statements for the years ended December 31, 2022, 2021 and 2020.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 84

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
In the ordinary course of our business, we and our third party contractors maintain personal and other sensitive data on our and their respective networks, including our intellectual property and proprietary or confidential business information relating to our business and that of our clinical trial patients and business partners. In particular, we rely on CROs and other third parties to store and manage information from our clinical trials. We also rely on third parties to manage patient information for Auryxia and Vafseo. Additionally, the use of artificial intelligence based software is increasingly being used in the biopharmaceutical industry. Use of artificial intelligence based software may lead to the release of confidential proprietary information, which may impact our ability to realize the benefit of our intellectual property. The secure maintenance of this sensitive information is critical to our business and reputation.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 85

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
We hold a marketing authorization for Vafseo from the TGA, and we conducted our global clinical trials for Vafseo, and may in the future conduct additional trials, in countries where corruption is prevalent, and violations of any of these laws by our personnel or by any of our vendors or agents, such as our CROs or CMOs, could have a material adverse impact on our clinical trials and our business and could result in criminal or civil fines and sanctions. We are subject to complex laws that govern our international business practices. These laws include the FCPA, which prohibits U.S. companies and their intermediaries, such as CROs or CMOs, from making improper payments to foreign government officials for the purpose of obtaining or keeping business or obtaining any kind of advantage for the company. The FCPA also requires companies to keep accurate books and records and maintain adequate accounting controls. A number of past and recent FCPA investigations by the Department of Justice and the SEC have focused on the life sciences sector.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 86

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
As of March 31, 2024, we had approximately $86.1 million in the aggregate of goodwill and a definite lived intangible asset from the Merger, $3.3 million of property and equipment and $11.4 million right-of-use assets. In accordance with ASC 350, Goodwill and Other, we are required annually for goodwill, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill and intangible asset. In addition, under ASC 360, Property, Plant and Equipment, we are required to review our property and equipment and right-of-use assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events giving rise to impairment of long-lived assets are an inherent risk in the pharmaceutical industry and often cannot be predicted.
Conditions that could indicate impairment and necessitate such a review include, but are not limited to, Auryxia’s commercial performance, our inability to execute on our strategic initiatives, the deterioration of our market capitalization such that it is significantly below our net book value, a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action or assessment by a regulator. To the extent we conclude our long-lived assets have become impaired, we may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on our future operating results and financial position. The estimates, judgments and assumptions used in our impairment analyses, and the results of our analyses, are discussed in Note 2, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements and Supplementary Data of this Form 10-Q. If these estimates, judgments and assumptions change in the future, including if the Auryxia asset group does not meet its current forecasted projections, additional impairment charges related to plant and equipment, right-of-use assets, goodwill or our intangible asset could be recorded in the future and additional corresponding adjustments may need to be made to the estimated useful life of the developed product rights for Auryxia, which could materially impact our financial position, certain of our material agreements, and our future operating results.
Akebia Therapeutics, Inc. | Form 10-Q | Page 87

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of Auryxia or Vafseo.
We face an inherent risk of product liability as a result of the clinical and commercial use of Auryxia and Vafseo. For example, we may be sued if Auryxia or Vafseo allegedly causes injury or is found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or product candidate, negligence, strict liability and breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of Auryxia or Vafseo. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, product liability claims may result in:

•decreased demand for Auryxia or Vafseo;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•delay or termination of clinical trials;
•our inability to continue to develop Auryxia or Vafseo;
•significant costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to study subjects or patients;
•product recalls or withdrawals, or labeling, marketing or promotional restrictions;
•decreased demand for Auryxia or Vafseo;
•loss of revenue;
•the inability to commercialize Auryxia or Vafseo; and
•a decline in our stock price.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 88

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 89

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
We are currently subject to legal proceedings, including those described in Part I, Item 3. Legal Proceedings in our 2023 Form 10-K, filed with the Securities and Exchange Commission on March 14, 2024, and additional claims may arise in the future. In addition, securities class action and derivative lawsuits and other legal proceedings are often brought against companies for any of the risks described in this Form 10-Q following a decline in the market price of their securities. In connection with any litigation or other legal proceedings, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. Monetary damages or any other adverse judgment would have a material adverse effect on our business and financial position. In addition, if other resolution or actions taken as a result of legal proceedings were to restrain our ability to operate or market our products and services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We could also suffer an adverse impact on our reputation, negative publicity and a diversion of management’s attention and resources, which could have a material adverse effect on our business.
Risks Related to our Common Stock
Our stock price has been and may continue to be volatile, which could result in substantial losses for holders or future purchasers of our common stock and lawsuits against us and our officers and directors.
Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated biopharmaceutical companies specifically have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as rising inflation and increasing interest rates. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Stock Market has ranged from a low of $0.24 on October 24, 2022 to a high of $31.00 on June 20, 2014. The daily closing market price for our common stock varied between a high price of $2.24 on March 27, 2024 and a low price of $1.27 on January 2, 2024 in the three-month period ending on March 31, 2024. During that time, the price of our common stock ranged from an intra-day low of $1.21 per share to an intra-day high of $2.48 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, including, among others, developments related to and results of our research or clinical trials, developments related to our regulatory submissions and meetings with regulatory authorities, commercialization of Auryxia, Vafseo, and any other product candidates, announcements by us or our competitors of significant transactions or strategic collaborations, negative publicity around Auryxia or Vafseo, regulatory or legal developments in the U.S. and other countries, developments or disputes concerning our intellectual property, the recruitment or departure of key personnel including as a result of our reductions in workforce, actual or anticipated changes in estimates as to financial results, changes in the structure of healthcare payment systems, market conditions in the biopharmaceutical sector, potential delisting from The Nasdaq Stock Market and other factors beyond our control. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it.

In addition, companies that have experienced volatility in the market price of their stock have frequently been the subject of securities class action and shareholder derivative litigation. See Part I, Item 3. Legal Proceedings of the 2023 Form 10-K for information concerning securities class action initiated against Keryx and certain current and former directors and officers of ours and Keryx’s. We could be the target of other such litigation in the future. Class action and shareholder derivative lawsuits, whether successful or not, could result in substantial costs, damage or settlement awards and a diversion of our management’s resources and attention from running our business, which could materially harm our reputation, financial condition and results of operations.
Akebia Therapeutics, Inc. | Form 10-Q | Page 90

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
As of March 31, 2024 and based on the amounts reported in the most recent filings made under Section 13(d) and 13(g) of the Exchange Act, Muneer A. Satter, or Satter, beneficially owned approximately 7.7% of our outstanding shares of common stock. By selling a large number of shares of common stock, Satter could cause the price of our common stock to decline. The shares beneficially owned by CSL Vifor have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder, but if they are registered in the future, those shares would become freely tradable and, if a large portion of such shares are sold, could cause the price of our common stock to decline.
In addition, we entered into a warrant agreement with Kreos Capital VII Aggregator SCSp, an affiliate of Kreos, or the Warrant Holder, pursuant to which (i) we issued a warrant to the Warrant Holder to purchase 3,076,923 shares of our common stock, at an exercise price per share of $1.30 (subject to standard adjustments for stock splits, stock dividends, rights offerings and pro rata distributions), or the Exercise Price, and (ii) if we drawdown the Tranche C Loan, at that time we will issue a warrant to the Warrant Holder to purchase 1,153,846 shares of our common stock, at an exercise price per share equal to the Exercise Price. Each warrant is exercisable for eight years from the date of issuance. If any or all of the warrants are exercised, our stockholders could realize dilution, and the value of their shares could decrease.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 91

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the quarter ended March 31, 2024, we did not have any sales of unregistered securities.
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

CSL Vifor License Agreement
On February 18, 2022, the Company entered into a Second Amended and Restated License Agreement, or the Vifor Agreement, with Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor, pursuant to which the Company granted to CSL Vifor an exclusive license to sell Vafseo to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of certain group purchasing organizations and to certain non-retail specialty pharmacies in the U.S. Under the Vifor Agreement, CSL Vifor contributed $40.0 million to a working capital facility, or the Working Capital Fund, established to partially fund the Company's costs of purchasing Vafseo from its contract manufacturers.

On May 3, 2024, the Company entered into Amendment #1 to the Vifor Agreement, or the Amendment, pursuant to which the Company agreed to modify the method of repayment of the Working Capital Fund such that the Working Capital Fund will
Akebia Therapeutics, Inc. | Form 10-Q | Page 92

be repaid through tiered royalties ranging from a high single-digit to low double-digit percentage of the Company's sales of Vafseo to both CSL Vifor and to third parties outside of the Vifor Agreement, or the Vifor Royalty Payments. The Vifor Royalty Payments shall begin on July 1, 2025, and shall continue until the cumulative total of the Vifor Royalty Payments reach $40.0 million, or through May 2028, or the Vifor Royalty Term, at which time, if the Vifor Royalty Payments have not yet reached $40.0 million, we shall pay CSL Vifor the difference between the $40.0 million and the sum of any Vifor Royalty Payments paid by us during the Vifor Royalty Term and subject to certain minimum Vifor Royalty Payments during Vifor Royalty Term as described in the Amendment. In addition, upon termination of the Vifor Agreement prior to the end of the Vifor Royalty Term: (i) if by the Company for convenience, then the Vifor Royalty Payments shall be accelerated and the Company shall be required to pay the difference between the $40 million and the sum of any Vifor Royalty Payments paid by the Company during the Vifor Royalty Term; (ii) if by CSL Vifor for convenience, then all Vifor Royalty Payments shall cease and the Vifor Royalty Term shall end; or (iii) for any reason other than convenience by the Company or CSL Vifor, the Vifor Royalty Term and Vifor Royalty Payments shall continue as agreed under the Amendment.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which the Company expects to file as an exhibit to its Quarterly Report on Form 10-Q for the quarter ending June 30, 2024.

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

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36352), filed on April 28, 2023).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K (001-36352), filed March 14,2024).

10.1†
Third Amended and Restated Non-Employee Director Compensation Program, effective January 1, 2024 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 14, 2024).

10.2†
Form of Officer Executive Severance Agreement (Reflecting Clawback Policy) (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 14, 2024).

10.3†	Form of Officer Cash Bonus Agreement (Reflecting Clawback Policy) (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 14, 2024).

10.4†
Form of Officer Stock Option Agreement under 2023 Stock Incentive Plan (Reflecting Clawback Policy) (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 14, 2024).

10.5†
Form of Officer Restricted Stock Unit Agreement under 2023 Stock Incentive Plan (Reflecting Clawback Policy) (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 14, 2024).

10.6†
Form of Officer Inducement Award Stock Option Agreement under 2023 Stock Incentive Plan (Reflecting Clawback Policy) (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 14, 2024).

10.7†!
February 2024 Amendment to Retention and Separation Agreement for Nicole R. Hadas (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 14, 2024).

10.8†!
February 2024 Amendment to Retention and Separation Agreement for Michel Dahan (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 14, 2024).

10.9!
Agreement for the Provision of a Loan Facility dated January 29, 2024 between the Company and Kreos Capital VII (UK) Limited (incorporated by reference to Exhibit 10.102 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 14, 2024).

10.10
Warrant Agreement dated January 29, 2024 by and between the Company and Kreos Capital VII Aggregator SCSp (incorporated by reference to Exhibit 10.103 to the Company’s Annual Report on Form 10-K (001-36352), filed on March 14, 2024).

10.11*†	Separation Agreement with Ellen Snow, dated March 15, 2024.

Akebia Therapeutics, Inc. | Form 10-Q | Page 94

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Interim Principal Financial Officer Required Under Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed, or submitted electronically, herewith
! Indicates portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K
† Indicates management contract or compensatory plan
Akebia Therapeutics, Inc. | Form 10-Q | Page 95

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: May 9, 2024	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer)

Date: May 9, 2024	By:	/s/ Richard C. Malabre
Richard C. Malabre
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Akebia Therapeutics, Inc. | Form 10-Q | Page 96