Form 10-Q
period 2024-06-30
Akebia Therapeutics, Inc.
filed 2024-08-08
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2024 was 210,288,210.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that are being made pursuant to the provisions of the U.S. Private Securities Litigation Reform Act of 1995 with the intention of obtaining the benefits of the “safe harbor” provisions of that Act. All statements contained in this Quarterly Report on Form 10‑Q other than statements of historical fact are forward-looking statements. These forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “build,” “can,” “contemplate,” “continue,” “could,” “should,” “designed,” “estimate,” “project,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “strategy,” “seek,” “target,” “will,” “would,” and other words and terms of similar meaning, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, statements about:
•our ability to execute a successful commercial launch of Vafseo® (vadadustat), and our plans with respect to commercializing Vafseo and label expansion opportunities currently under evaluation for Vafseo;
•our ability to contract with dialysis organizations in a timely manner, or at all, for the sale of Auryxia®(ferric citrate) and Vafseo in the U.S.;
•the potential therapeutic benefits, safety profile, and effectiveness of Vafseo;
•our pipeline and portfolio, including its potential, and our related research and development activities;
•the timing, investment and associated activities involved in continued commercialization of Auryxia, its growth opportunities and our ability to execute thereon;
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
•Our obligations in connection with the Agreement for the Provision of a Loan Facility, as amended, or the BlackRock Credit Agreement, with Kreos Capital VII (UK) Limited, or Kreos, which are funds and accounts managed by BlackRock Inc., collectively BlackRock, and requirements and restrictions in the BlackRock Credit Agreement could adversely affect our financial condition and restrict our operations.
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
•The commercialization of ferric citrate, branded as Riona in Japan, Vafseo in Europe, Japan and other territories where it is approved, and our current and potential future efforts with respect to the development and commercialization of our products and product candidates outside of the United States, or U.S., subject us to a variety of risks associated with international operations, which could materially adversely affect our business.
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
•We may not be able to obtain marketing approval for any label expansion for Vafseo or any current or future product candidate, or we may experience significant delays in doing so, any of which would materially harm our business.
•Products approved for marketing are subject to extensive post-marketing regulatory requirements, including post-approval pediatric studies for Auryxia and Vafseo, and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties, including withdrawal of marketing approval, if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, or product candidates, when and if approved.
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
•Disruptions at the U.S. Food and Drug Administration, regulatory authorities outside the U.S. and other government agencies caused by global health concerns or funding shortages could prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
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
For the Quarter Ended June 30, 2024

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 1

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$39,499	$42,925
Inventories	23,872	15,691
Accounts receivable, net	29,765	39,290
Prepaid expenses and other current assets	18,961	20,243
Total current assets	112,097	118,149
Property and equipment, net	2,895	3,629
Operating right-of-use assets	10,360	12,416
Intangible asset, net	18,021	36,042
Goodwill	59,044	59,044
Other long-term assets	17,779	12,423
Total assets	$220,196	$241,703
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$10,107	$14,635
Accrued expenses and other current liabilities	53,897	67,735
Current portion of deferred revenue	43,296	—
Current portion of long-term debt	—	17,500
Total current liabilities	107,300	99,870
Deferred revenue, net of current portion	—	43,296
Long-term operating lease liabilities	6,299	8,947
Long-term debt, net	38,031	17,183
Liability related to sale of future royalties, net of current portion	53,101	54,013
Refund liability to customer	40,018	40,093
Warrant liability	2,644	—
Other long-term liabilities	6,557	8,885
Total liabilities	253,950	272,287
Commitments and contingencies (Note 10)
Stockholders' deficit:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock $0.00001 par value; 350,000,000 shares authorized at June 30, 2024 and December 31, 2023; 209,929,145 and 194,582,539 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	1,601,755	1,578,358
Accumulated other comprehensive income	6	6
Accumulated deficit	(1,635,517)	(1,608,950)
Total stockholders' deficit	(33,754)	(30,584)
Total liabilities and stockholders' deficit	$220,196	$241,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 2

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023
Revenues
Product revenue, net	$41,209	$42,244	$72,218	$76,950
License, collaboration and other revenue	2,439	14,132	4,037	19,431
Total revenues	43,648	56,376	76,255	96,381
Cost of goods sold
Cost of product and other revenue	8,036	8,273	10,630	19,452
Amortization of intangible asset	9,011	9,011	18,021	18,021
Total cost of goods sold	17,047	17,284	28,651	37,473
Operating expenses:
Research and development	7,647	20,197	17,379	39,883
Selling, general and administrative	26,917	27,036	52,354	52,090
License	762	949	1,473	1,517
Restructuring	—	(94)	58	12
Total operating expenses	35,326	48,088	71,264	93,502
Loss from operations	(8,725)	(8,996)	(23,660)	(34,594)
Other income (expense)
Interest expense	(2,149)	(1,642)	(4,647)	(3,204)
Other (expense) income	(39)	(10)	56	272
Change in fair value of warrant liability	2,331	—	2,201	—
Loss on extinguishment of debt	—	—	(517)	—
Loss on termination of lease	—	(524)	—	(524)
Net loss before income taxes	$(8,582)	$(11,172)	$(26,567)	$(38,050)
Net loss	$(8,582)	$(11,172)	$(26,567)	$(38,050)
Comprehensive loss	$(8,582)	$(11,172)	$(26,567)	$(38,050)

Net loss per share:
Basic and diluted	$(0.04)	$(0.06)	$(0.13)	$(0.20)

Weighted average common shares outstanding:
Basic and diluted	209,705,397	186,817,431	207,330,274	185,798,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Akebia Therapeutics, Inc. | Form 10-Q | Page 3

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(dollars in thousands)	Shares	Amount
Balance at December 31, 2022	184,135,714	$2	$1,562,247	$6	$(1,557,025)	$5,230
Proceeds from sale of stock under employee stock purchase plan	103,500	—	34	—	—	34
Stock-based compensation expense	—	—	2,489	—	—	2,489
Restricted stock unit vesting	1,596,732	—	—	—	—	—
Net loss	—	—	—	—	(26,876)	(26,876)
Balance at March 31, 2023	185,835,946	$2	$1,564,770	$6	$(1,583,901)	$(19,123)
Stock-based compensation expense	—	—	3,490	—	—	3,490
Restricted stock unit vesting	2,292,923	—	—	—	—	—
Net income	—	—	—	—	(11,172)	(11,172)
Balance at June 30, 2023	188,128,869	$2	$1,568,260	$6	$(1,595,073)	$(26,805)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
(dollars in thousands)	Shares	Amount
Balance at December 31, 2023	194,582,539	$2	$1,578,358	$6	$(1,608,950)	$(30,584)
Issuance of common stock, net of issuance costs	13,261,311	—	18,740	—	—	18,740
Proceeds from sale of stock under employee stock purchase plan	92,321	—	70	—	—	70
Exercise of options	280,260	—	141	—	—	141
Stock-based compensation expense	—	—	2,360	—	—	2,360
Restricted stock unit vesting	1,237,718	—	—	—	—	—
Net loss	—	—	—	—	(17,985)	(17,985)
Balance at March 31, 2024	209,454,149	$2	$1,599,669	$6	$(1,626,935)	$(27,258)
Exercise of options	23,892	—	14	—	—	14
Stock-based compensation expense	—	—	2,072	—	—	2,072
Restricted stock unit vesting	451,104	—	—	—	—	—
Net loss	—	—	—	—	(8,582)	(8,582)
Balance at June 30, 2024	209,929,145	$2	$1,601,755	$6	$(1,635,517)	$(33,754)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 4

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Operating Activities:
Net loss	$(26,567)	$(38,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	764	795
Amortization of intangible asset	18,021	18,021
Change in fair value of warrant liability	(2,201)	—
Non-cash royalty revenue related to sale of future royalties	(865)	(936)
Non-cash research and development expense	—	782
Non-cash interest expense	229	983
Non-cash operating lease expense	2,056	(955)
Non-cash write-off from termination of lease	—	(825)
Non-cash loss on extinguishment of debt	294	—
Write-down of inventory	1,061	612
Change in excess inventory purchase commitments	2,068	—
Stock-based compensation expense	4,432	5,979
Changes in operating assets and liabilities:
Accounts receivable	9,525	20,712
Inventory	(19,360)	10,828
Prepaid expenses and other current assets	1,282	7,684
Other long-term assets	452	(5,876)
Accounts payable	(726)	(12,058)
Accrued expense and other current liabilities	(14,526)	(19,382)
Operating lease liabilities	(1,959)	1,034
Deferred revenue	—	(3,738)
Other long-term liabilities	(3,478)	481
Net cash used in operating activities	(29,498)	(13,909)
Investing Activities:
Purchases of equipment	(29)	—
Net cash used in investing activities	(29)	—
Financing Activities:
Proceeds from the issuance of debt	45,000	—
Payments of issuance costs related to BlackRock Credit Agreement	(750)	—
Proceeds from issuance of common stock, net of issuance costs	18,740	—
Proceeds from issuance of stock under employee stock purchase plan	70	34
Proceeds from the exercise of stock options	155	—
Repayment of term debt	(37,100)	(24,000)
Net cash provided by (used in) financing activities	26,115	(23,966)
Decrease in cash, cash equivalents and restricted cash	(3,412)	(37,875)
Cash, cash equivalents and restricted cash — beginning of period	44,579	93,169
Cash, cash equivalents and restricted cash — end of period	$41,167	$55,294

Non-cash financing activities
Issuance of warrants in connection with BlackRock Credit Agreement	$4,846	$—
Unpaid issuance costs related to BlackRock Credit Agreement	$522	$—

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
The Company has two products approved by the Food and Drug Administration, or FDA, in the United States, or U.S., Vafseo® (vadadustat) is an oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor. Vafseo (vadadustat) Tablets were approved in the U.S. on March 27, 2024 for the treatment of anemia due to chronic kidney disease, or CKD, in adults who have been receiving dialysis for at least three months. The Company is launching Vafseo in the U.S. Auryxia® (ferric citrate) is marketed for two indications: (i) the control of serum phosphorus levels in adult patients with dialysis dependent chronic kidney disease, or DD-CKD, and (ii) the treatment of iron deficiency anemia, or IDA, in adult patients with non-dialysis dependent chronic kidney disease, or NDD-CKD. Auryxia will lose exclusivity in the U.S. in March 2025.
Vafseo is also approved for the treatment of symptomatic anemia associated with CKD in the European Economic Area, or EEA, the United Kingdom, or the UK, Switzerland, Australia, South Korea and Taiwan in adult patients on chronic maintenance dialysis and in Japan for adult dialysis-dependent and non-dialysis patients. Vafseo is marketed and sold by the Company's collaboration partners in certain countries.
Ferric citrate is also approved in Japan, and is marketed and sold by the Company's collaboration partner, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of adult patients with IDA under the trade name Riona (ferric citrate hydrate).
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
As of June 30, 2024, the Company had cash and cash equivalents of approximately $39.5 million. Based on its current operating plan, the Company believes that its cash resources and the cash the Company expects to generate from product, royalty, supply and license revenues will be sufficient to fund its current operating plan for at least twelve months from the filing of this Quarterly Report on Form 10-Q, or Form 10-Q. However, if the Company’s operating performance deteriorates significantly from the levels expected in the Company’s operating plan, it would affect the Company’s liquidity and its ability to continue as a going concern in the future. The Company expects to finance future cash needs through product and license, collaboration and other revenue, including royalties and revenue from supply agreements. If the Company believes its resources are insufficient to satisfy its liquidity requirements, it may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions, consider other cash-generating or saving measures or a combination of these approaches or other strategic alternatives. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company or that its cash resources will fund its operating plan for the period of time anticipated by the Company, or that additional funding will be available on terms acceptable to the Company, or at all.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company's significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023, and notes thereto, which are included in the Company's Annual Report on Form 10-K, that was filed with the Securities and Exchange Commission, or SEC, on March 14, 2024, or the 2023 Form 10-K. Since the date of those financial statements, there have been no material changes to the Company's significant accounting policies.
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or any other future period.
The Company has experienced seasonality from quarter to quarter. In general, the first quarter usually has lower revenues than the preceding fourth quarter, the second and third quarters have higher revenues than the first quarter, and the fourth quarter revenues are the highest in the year.
Basis of Presentation and Principles of Consolidation
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
Cash, Cash Equivalents and Restricted Cash
In determining its cash, cash equivalents and restricted cash, the Company considers only those highly liquid investments, readily convertible to cash within 90 days from the date of purchase to be cash equivalents. As of June 30, 2024, cash and cash equivalents primarily included cash on hand.
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
The following table reconciles cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the total amounts showing in the consolidated statements of cash flows:

(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$39,499	$42,925
Restricted cash included in other long-term assets	1,668	1,654
Total cash, cash equivalents and restricted cash	$41,167	$44,579
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
The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables and the overall quality and age of those invoices not specifically reviewed as well as historical payment patterns and existing
Akebia Therapeutics, Inc. | Form 10-Q | Page 7

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

economic factors. The Company believes that credit risks associated with its customers and collaboration partners are not significant. The Company's allowance for credit losses was $0.2 million and $1.0 million as of June 30, 2024 and December 31, 2023, respectively. For the six months ended June 30, 2024, net recoveries were $0.2 million, inclusive of an incremental allowance for credit losses of $0.2 million for the three months ended June 30, 2024. Write-offs were $0.6 million for the three and six months ended June 30, 2023.
Manufacturing and Distribution Risk
The Company is dependent on third-party manufacturers, logistics companies and distributors to supply products for commercial activities associated with its product and product candidates, as applicable. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to the Company's product and product candidate activities. These activities, including the commercialization of Auryxia and Vafseo, could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs or distribution of finished product to the market.
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
3.FAIR VALUE OF FINANCIAL INSTRUMENTS
The tables below present certain assets and liabilities measured at fair value categorized by the level of input used in the valuation of each asset and liability (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Long-term liability:
Warrant liability	$—	$2,644	$—	$2,644

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$1,504	$—	$—	$1,504
Cash equivalents — Money market funds included within cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. As of June 30, 2024, the Company did not have any money market funds included in cash equivalents.
Warrant liability – The warrant liability is classified within Level 2 of the fair value hierarchy because it is valued using inputs which are observable either directly or indirectly. The fair value was calculated using the Black-Scholes option pricing model using the following key inputs: volatility, risk-free rate, dividend yield and expected term.

Akebia Therapeutics, Inc. | Form 10-Q | Page 8

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.INVENTORIES AND PREPAID MANUFACTURING
Inventories consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Inventories, current:
Work-in-process	$9,547	$4,297
Finished goods	14,325	11,394
Inventories, current	$23,872	$15,691
Long-term inventories included in other long-term assets:
Raw materials	403	1,143
Work-in-process	14,795	8,260
Inventories, long-term	15,198	9,403
Total inventories	$39,070	$25,094
As of June 30, 2024 and December 31, 2023, inventory consisted primarily of inventory related to the Company's commercial product, Auryxia. As of June 30, 2024 and December 31, 2023, the Company had no prepaid manufacturing costs and $0.5 million of prepaid manufacturing costs for Auryxia drug substance, respectively.
Inventory written down for Auryxia as a result of excess, obsolescence, scrap or other reasons charged to cost of product and other revenue in the unaudited condensed consolidated statement of operations and comprehensive loss totaled approximately $0.5 million and $1.1 million during the three and six months ended June 30, 2024, respectively, and $0.3 million and $0.6 million during the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2024, the Company realized lower cost of product and other revenue of $4.9 million and $8.6 million, respectively, due to the Company's ability to commercially sell inventory previously written down to zero, its then net realizable value.
Pre-Launch Inventory
The Company records advance payments for Vafseo active pharmaceutical ingredient, or API, or drug substance (raw materials) it expects to use for the U.S. launch and the EEA, the UK, Switzerland and Australia, or the Medice Territory, as prepaid manufacturing costs. Upon the quality release of the Vafseo batches and transfer of title to the Company from the contract manufacturing organization, or CMO, the cost of the pre-launch inventory prior to regulatory approval, including the manufacturing costs, was expensed to R&D. As of June 30, 2024 and December 31, 2023, the Company had $11.6 million and $14.0 million, respectively, of prepaid manufacturing costs for Vafseo drug substance expected to be used in the U.S. launch of Vafseo included in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. See Note 6, Additional Balance Sheet Detail, for further information.
5.INTANGIBLE ASSET AND GOODWILL
Intangible Asset
Intangible asset, net of accumulated amortization, prior impairments and adjustments as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024			December 31, 2023
Intangible asset:	Gross Carrying Value	Accumulated Amortization	Net Book Value	Net Book Value	Estimated Useful Life
Developed product rights for Auryxia	$214,705	$(196,684)	$18,021	$36,042	6 years
The Company recorded $9.0 million in amortization expense for each of the three months ended June 30, 2024 and 2023, and $18.0 million for each of the six months ended June 30, 2024 and 2023 related to the developed product rights for Auryxia.
Goodwill
As of June 30, 2024 and December 31, 2023, the Company had goodwill of $59.0 million in connection with the December 2018 merger with Keryx. The Company has not identified any goodwill impairment to date.
Akebia Therapeutics, Inc. | Form 10-Q | Page 9

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.ADDITIONAL BALANCE SHEET DETAIL
Prepaid expenses and other current assets are as follows (in thousands):

Description	June 30, 2024	December 31, 2023
Prepaid manufacturing	$11,632	$14,489
Other	7,329	5,754
Total prepaid expenses and other current assets	$18,961	$20,243
See Note 4, Inventories and Prepaid Manufacturing, for further information on prepaid manufacturing expenses.
Other long-term assets are as follows (in thousands):

Description	June 30, 2024	December 31, 2023
Long-term inventories	$15,198	$9,403
Restricted cash	1,668	1,654
Other	913	1,366
Total other long-term assets	$17,779	$12,423
See Note 4, Inventories and Prepaid Manufacturing, for further information on long-term inventories.
Cloud Computing Implementation Costs
The Company incurs costs to implement cloud computing arrangements that are hosted by a third-party vendor. In accordance with ASC 350-40, Goodwill and Other, Internal-Use Software, for cloud computing arrangements that meet the definition of a service contract, the Company capitalizes qualifying implementation costs incurred during the application development stage as a component of other assets. Capitalization of these costs concludes once the project is substantially complete and the software is ready for the Company's intended use. Once available for its intended use, the capitalized costs are amortized on a straight-line basis over the term of the associated hosting arrangement including periods covered by an option to extend, and are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. Costs related to data conversion, overhead, general and administrative activities, and training are expensed as incurred. Post-configuration training and maintenance costs will be expensed as incurred.
Other long-term assets as of June 30, 2024 included approximately $0.9 million of capitalized implementation costs. There were no implementation costs capitalized as of December 31, 2023. Amortization expense for the capitalized implementation costs was immaterial for the three and six months ended June 30, 2024. There was no amortization expense for the three and six months ended June 30, 2023.
Accrued expenses and other current liabilities consists of the following (in thousands):

Description	June 30, 2024	December 31, 2023
Product revenue allowances	$14,733	$22,940
Product return reserves, current portion	4,337	5,420
Clinical trial costs	227	328
Compensation and related benefits	6,364	8,216
Operating lease liabilities, current portion	5,179	4,491
Royalties due to Panion & BF Biotech, Inc.	3,260	3,989
Professional fees	1,485	1,909
Accrued manufacturing costs	1,165	5,555
Restructuring costs, current portion	723	737
BioVectra, Inc. termination fees, current portion	10,000	7,500
Liability related to sale of future royalties, current portion	2,013	2,048
Other	4,411	4,602
Total accrued expenses and other current liabilities	$53,897	$67,735
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
The Term Loan Facility will accrue interest at a floating annual rate equal to the sum of (i) term Secured Overnight Financing Rate, or SOFR, for a tenor of one month (subject to a floor of 4.25% per annum) plus (ii) a margin of 6.75% per annum (subject to an overall cap of 15.00% per annum on the all-in interest rate). As of June 30, 2024, the Company's interest rate was 12.09%. The Company recognized interest expense related to the BlackRock Credit Agreement of $1.6 million and $3.8 million during the three and six months ended June 30, 2024, respectively.
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
As of June 30, 2024, future principal payments under the BlackRock Credit Agreement are as follows (in thousands):

Principal Payments
2024	$—
2025	—
2026	—
2027	41,363
2028	1,589
Total before unamortized discount and issuance costs	42,952
Less: unamortized discount and issuance costs	(4,921)
Total term loans	$38,031
The BlackRock Term Loan Facility is secured by substantially all of the existing and after-acquired assets of the Company, including intellectual property. The BlackRock Credit Agreement requires the Company to (i) maintain a minimum aggregate cash balance of $15.0 million in one or more controlled accounts or (ii) trailing twelve-month revenue of $150.0 million, both of which are measured monthly. The BlackRock Credit Agreement contains certain representations and warranties, affirmative and negative covenants that limit the Company's ability to engage in specified types of transactions and other provisions typical within a credit agreement. If an event of default occurs and is continuing under the BlackRock Credit Agreement, BlackRock is entitled to take enforcement action, including acceleration of amounts due and it could limit the Company's ability to make certain payments under the Vifor Termination Agreement (as defined below).
Akebia Therapeutics, Inc. | Form 10-Q | Page 11

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 10, 2024, in connection with the Vifor Termination Agreement, the Company and Kreos entered into a First Amendment to the BlackRock Credit Agreement, or the BlackRock Credit Amendment, which amends certain provisions of the BlackRock Credit Agreement. See Note 16, Subsequent Events, for further information on the BlackRock Credit Amendment.
Warrant
On the Closing Date, Kreos Capital VII Aggregator SCSp, an affiliate of Kreos, or the Warrant Holder, received a warrant to purchase 3,076,923 shares of the Company’s common stock, at an exercise price per share of $1.30, or the Initial Warrant, and upon borrowing of Tranche C, the Company would become obligated to issue to the Warrant Holder additional warrants to purchase 1,153,846 shares of the Company’s common stock at an exercise price per share of $1.30. Each warrant shall be exercisable for eight years from the date of issuance.
The Initial Warrant is liability classified under ASC 815, Derivatives and Hedging, as it could potentially require net cash settlement outside of the Company’s control. The Initial Warrant is measured at fair value each period with changes in fair value presented within the unaudited condensed consolidated statements of operations. The fair value of the warrant liability was $2.6 million as of June 30, 2024. See Note 3, Fair Value of Financial Instruments, for information on the fair value determination.
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
On the Closing Date, using the proceeds from the BlackRock Credit Agreement, the Company paid the then outstanding principal balance on the Pharmakon Term Loans of $35.0 million, plus the outstanding interest and a prepayment fee of $0.2 million. During the six months ended June 30, 2024, the Company recorded a debt extinguishment loss of $0.5 million.
The Pharmakon Term Loans, as amended, bore interest through maturity at a variable rate based on the three month SOFR plus a SOFR adjustment of 0.30% plus 7.50%. The SOFR interest rate was capped at 3.35% through October 31, 2023, the date of the Fourth Amendment to the Pharmakon Loan Agreement, or Fourth Amendment. Interest expense related to the Pharmakon Loan Agreement was immaterial for the three and six months ended June 30, 2024. The Company recognized $1.6 million and $3.3 million of interest expense related to the Pharmakon Loan Agreement during the three and six months ended June 30, 2023, respectively.
See Note 7, Indebtedness, of the Notes to the Consolidated Financial Statements in the 2023 Form 10-K for further details.
8.DEFERRED REVENUE, REFUND LIABILITY AND LIABILITY RELATED TO SALE OF FUTURE ROYALTIES
The Company had the following deferred revenue balances as of June 30, 2024 (in thousands):

	June 30, 2024
Deferred Revenue:	Short-Term	Long-Term	Total
CSL Vifor License Agreement	$43,296	—	$43,296
Total	$43,296	$—	$43,296
CSL Vifor License Agreement
Akebia Therapeutics, Inc. | Form 10-Q | Page 12

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 18, 2022, the Company entered into a Second Amended and Restated License Agreement, or the Vifor License Agreement, with CSL Vifor, which amended and restated the License Agreement dated May 12, 2017, or the Original License Agreement. The Vifor License Agreement granted CSL Vifor an exclusive license to sell Vafseo to Fresenius Medical Care North America, or FMCNA, and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by the Company, to independent dialysis organizations that are members of certain group purchasing organizations and certain non-retail specialty pharmacies, collectively, the Supply Group, in the U.S.
The Vifor License Agreement was structured as a profit share arrangement between the Company and CSL Vifor in which the Company would receive approximately 66% of the profits, net of certain pre-specified costs. In addition, CSL Vifor made an upfront payment to the Company of $25.0 million in February 2022 in connection with the amendment and restatement of the Vifor License Agreement, which was recorded as long-term deferred revenue in the accompanying unaudited condensed consolidated balance sheets.
On July 10, 2024, the Company and CSL Vifor entered into a Termination and Settlement Agreement, or the Vifor Termination Agreement, pursuant to which the Company and CSL Vifor agreed, among other things, to terminate, effective immediately, the Vifor License Agreement. See Note 16, Subsequent Events, for further information on the Vifor Termination Agreement.
Investment Agreements
In connection with the Original License Agreement, in May 2017, the Company sold an aggregate of 3,571,429 shares of the Company’s common stock, or 2017 Shares, to CSL Vifor at a price per share of $14.00 for a total of $50.0 million.
In February 2022, in connection with the Vifor License Agreement, the Company sold an aggregate of 4,000,000 shares of its common stock, or 2022 Shares, to CSL Vifor at a price per share of $5.00 for a total of $20.0 million.
The $18.3 million representing the premium over the closing stock price, or $4.7 million for the 2017 Shares and $13.6 million for the 2022 Shares, represents consideration related to the Vifor License Agreement.
The 2017 Shares and 2022 Shares are subject to standstill agreement and are subject to voting agreements. The 2017 Shares and 2022 Shares have not been registered pursuant to the Securities Act of 1933, as amended, or the Securities Act, and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder as the transaction did not involve any public offering within the meaning of Section 4(a)(2) of the Securities Act. See Note 8, Deferred Revenue, Refund Liability and Liability Related to the Sale of Future Royalties, of the Notes to the Consolidated Financial Statements in the 2023 Form 10-K for a more detailed description of the Vifor License Agreement.
Deferred Revenue Recognition
The Company evaluated the elements of the Vifor License Agreement in accordance with the provisions of ASC 606 and concluded that the contract counterparty, CSL Vifor, was a customer. The Company identified one performance obligation under the Vifor License Agreement at inception which was the non-sublicensable, non-transferrable license under certain of the Company's intellectual property to (i) sell Vafseo solely to the Supply Group, (ii) sell Vafseo to Designated Wholesalers solely for resale to members of the Supply Group, (iii) conduct medical affairs with respect to Vafseo in the U.S. in the field during the term of the Vifor License Agreement and (iv) use the Akebia trademark solely in connection with the sale of Vafseo.
The transaction price of $43.3 million was comprised of the up-front payment of $25.0 million and the premiums paid by CSL Vifor for the 2017 Shares and 2022 Shares of $4.7 million and $13.6 million, respectively. Under the Vifor License Agreement, these payments from CSL Vifor were non-refundable and non-creditable against any other amount due to the Company. In addition, if the Centers for Medicare & Medicaid Services, or CMS, determined that Vafseo was excluded from the Transitional Drug Add-on Payment Adjustment, or TDAPA, the Company had the right to terminate the Vifor License Agreement and would then be required to repay the up-front payment and the premiums paid by CSL Vifor on the 2017 Shares and the 2022 Shares. Given the previous uncertainty associated with a potential future approval of Vafseo by the FDA, and whether Vafseo would be included in certain reimbursement bundles by CMS, the Company constrained the entire transaction price at inception.
As a result of the Vifor Termination Agreement, there are no remaining performance obligations under the Vifor License Agreement. Accordingly, the transaction price of $43.3 million was classified as short-term deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2024.
Refund Liability to Customer/Working Capital Fund
Pursuant to the Vifor License Agreement, CSL Vifor contributed $40.0 million to a working capital fund, or Working Capital Fund, established to partially fund the Company’s costs of purchasing Vafseo from its contract manufacturers.
Akebia Therapeutics, Inc. | Form 10-Q | Page 13

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company determined the Working Capital Fund did not represent an obligation to transfer goods or services to CSL Vifor in the future and thus under ASC 606 was recorded as a refund liability. The refund liability was considered a debt arrangement with zero coupon interest and the Company imputed interest on the refund liability at a rate of 15.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield and the expected repayment period. On March 18, 2022, when the $40.0 million was received from CSL Vifor, the Company recorded an initial discount on the refund liability and a corresponding deferred gain on the condensed consolidated balance sheet. The discount on the refund liability was amortized to interest expense using the effective interest method over the expected term of the Vifor License Agreement. The deferred gain was amortized to interest income on a straight-line basis over the expected term of the Vifor License Agreement. The amortization of the discount was $0.9 million and $1.6 million for the three and six months ended June 30, 2024, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2023, respectively. The amortization of the deferred gain was $0.8 million and $1.7 million for the three and six months ended June 30, 2024, respectively, and $1.0 million and $2.0 million for the three and six months ended June 30, 2023, respectively.
On May 3, 2024, the Company and CSL Vifor entered into Amendment #1 to the Vifor License Agreement, or the Amendment. Pursuant to the Amendment, and as modified by the Vifor Termination Agreement, the Company and CSL Vifor agreed to modify the method of repayment of the Working Capital Fund such that the Working Capital Fund will be repaid through quarterly tiered royalty payments ranging from 8% to 14% of the Company's net sales of Vafseo in the U.S., or the WCF Royalty Payments. The WCF Royalty Payments will commence on July 1, 2025, and will continue until the earlier of (i) the cumulative total of the WCF Royalty Payments equals $40.0 million, or (ii) May 31, 2028, or the WCF Royalty Term. The WCF Royalty Payments are subject to minimum true-up milestones of $10.0 million, $20.0 million and $40.0 million, or the WCF Royalty True-Up Payments, on each of May 31, 2026, May 31, 2027 and May 31, 2028, respectively, or the WCF Royalty True-Up Dates. If the cumulative total of the WCF Royalty Payments paid to CSL Vifor on any given WCF Royalty True-Up Date is less than the respective WCF Royalty True-Up Payment, the Company will pay CSL Vifor a one-time payment equal to the difference between the WCF Royalty True-Up Payment and the cumulative total of the WCF Royalty Payments paid by the Company through such WCF Royalty True-Up Date. The Company determined that the terms of the Amendment are not substantially different than the terms of the Vifor License Agreement, and therefore the Amendment was accounted for as a modification. The Company concluded that the 15% discount rate remains appropriate. The Company will reassess the effective rate at each reporting period.
As of June 30, 2024, the $40.0 million refund liability is classified as a long-term liability based on management's estimated timing of the repayment of the refund liability to Vifor exceeding one-year.
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
At the transaction date, the Company recorded the proceeds received from HCR of $44.8 million (net of certain transaction expenses) as a liability and is amortizing it using the effective interest method over the life of the arrangement. The liability related to sale of future royalties and the debt amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. In the event the Company's estimates of future royalties are less than the proceeds from the sale of future royalties, the Company will not recognize related non-cash interest expense. On a quarterly basis, the Company reassesses the effective interest rate and adjusts the rate prospectively as needed. The annual effective interest rate as of June 30, 2024 was 0% and, therefore the Company did not recognize any non-cash interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss. As a result of its ongoing involvement in the cash flows related to the royalties and sales milestones in the MTPC Territory, the Company will continue to account for these royalties as non-cash royalty revenue which is reflected in license, collaboration and other revenue in the unaudited condensed consolidated statements of operations and comprehensive loss. See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, of the Notes to the Consolidated Financial Statements in the 2023 Form 10-K for a more detailed description of the Royalty Agreement.
Akebia Therapeutics, Inc. | Form 10-Q | Page 14

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company paid $0.4 million and $0.9 million of royalties to HCR during the three and six months ended June 30, 2024, respectively, and $0.4 million and $1.0 million during the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023 the balances were as follows (in thousands):

Liability related to sale of future royalties	June 30, 2024	December 31, 2023
Current portion (included in accrued expenses and other current liabilities)	$2,013	$2,048
Long-term portion	53,101	54,013
Total liability related to sale of future royalties	$55,114	$56,061
9.LEASES
Cambridge Lease
Under the Cambridge Lease, the Company leases approximately 65,167 square feet of office, storage and lab space in Cambridge, Massachusetts. The term of the Cambridge Lease with respect to the 59,216 square feet of office and storage space expires on September 11, 2026, with one five-year extension option available. The term of the Cambridge Lease with respect to the 5,951 square feet of lab space expires on September 11, 2026, with one two-year extension option available.
The Cambridge Lease is non-cancelable and is classified as an operating lease. The renewal options with respect to the office, storage and the lab space of the Cambridge Lease were not included in the calculation of the right-of-use asset and operating lease liability as the renewals are not reasonably certain. The Cambridge Lease does not contain residual value guarantees. In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.65% to 6.94%, which were based on the remaining lease term at either the date of adoption of ASC 842 or the effective date of any subsequent lease term extensions. As of June 30, 2024, the remaining lease term for the Cambridge Lease was 2.20 years.
Operating lease costs were $1.2 million and $2.5 million for the three and six months ended June 30, 2024, respectively, and $1.4 million and $3.2 million for the three and six months ended June 30, 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.4 million and $2.9 million for the three and six months ended June 30, 2024, respectively, and $1.4 million and $3.1 million for the three and six months ended June 30, 2023, respectively. The security deposit in connection with the Cambridge Lease is $1.7 million in the form of a letter of credit, which is included as restricted cash in other long-term assets in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
Sublease and Former Boston Lease
Previously, the Company leased 27,924 square feet of office space in Boston, Massachusetts, or Boston Lease, under a non-cancelable operating lease that was set to expire in July 2031. The Company subleased the entire Boston Lease, effective October 2019 through February 2023. The Company did not record any rental income for the three and six months ended June 30, 2024 and recorded no rental income and $0.3 million in rental income as other income in the unaudited condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2023, respectively.
In May 2023, pursuant to an Assignment and Assumption of Lease Agreement, or Lease Assignment Agreement, the Company assigned all of its rights, title and interest in, to, and under the Boston Lease to LG Chem Life Sciences Innovation Center, Inc., or LG Chem, and made a payment to LG Chem of $1.3 million. As of May 2023, LG Chem assumed all of the rights and obligations of the Company under the Boston Lease and the Company has no further obligations for rent or other payments under the Boston Lease. In accordance with ASC 842, Leases, the Company wrote off the right-of-use asset and lease liability associated with the Boston Lease, and recognized the difference between the right-of-use asset and the lease liability offset by the $1.3 million payment as a loss on lease termination in the unaudited condensed consolidated statements of operations and comprehensive loss of $0.5 million during the three and six months ended June 30, 2023.
Future Lease Commitments
Future commitments under the Cambridge Lease are as follows (in thousands):
Akebia Therapeutics, Inc. | Form 10-Q | Page 15

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease Commitments
Remainder of 2024	$2,876
2025	5,819
2026	3,613
Total lease commitments	$12,308
Less: present value adjustment	(830)
Current and long-term operating lease liabilities	$11,478
10.COMMITMENTS AND CONTINGENCIES
Manufacturing and Unconditional Purchase Commitment Agreements
Siegfried Manufacturing
The Company's contractual obligations include a commercial supply agreement with Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia. The Company and Siegfried entered into a Master Manufacturing Services and Supply Agreement, most recently amended in February 2023, or the Siegfried Agreement, under which the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at a predetermined price. As of June 30, 2024, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $21.4 million through the end of 2026.
The term of the Siegfried Agreement expires on December 31, 2026. The Siegfried Agreement provides the Company and Siegfried with certain early termination rights.
The excess firm commitment liability recorded in other long-term liabilities related to the Company's contractual purchase commitments with Siegfried was $3.6 million and $1.5 million as of June 30, 2024 and December 31, 2023, respectively.
Patheon Manufacturing
On March 11, 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement, under which Patheon will manufacture Vafseo drug product for commercial use under a volume-based pricing structure through June 30, 2025, renewing annually unless either party gives the other party eighteen months' prior written notice. Under the Patheon Agreement, the Company agreed to purchase from Patheon a certain percentage of the estimated global demand for Vafseo drug product based on certain quarterly and annual forecasts provided by the Company. As of June 30, 2024, the Company had no minimum commitments with Patheon, however, as estimated global demand fluctuates, the Company may have future obligations under the Patheon Agreement.
WuXi STA Manufacturing
In April 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, or, as amended, the WuXi STA DS Agreement. Under the WuXi STA DS Agreement, WuXi STA will manufacture Vafseo drug substance for commercial use under a volume-based pricing structure through April 2, 2029. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for Vafseo drug substance from WuXi STA. As of June 30, 2024, the Company has committed to purchase $11.1 million of Vafseo drug substance from WuXi STA through the end of 2024.
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
On December 22, 2022, the Company and BioVectra entered into a termination agreement, or BioVectra Termination Agreement, pursuant to which the parties agreed, among other things, to terminate, effective immediately, any and all existing agreements entered into between the parties in connection with the manufacture and supply, by BioVectra to the Company, of Auryxia drug substance. Under the terms of the BioVectra Termination Agreement, each of the Company and BioVectra have released one another from all existing and future claims and liabilities and the return of certain materials and documents. In addition, the Company agreed to pay BioVectra a total of $32.5 million consisting of (i) an upfront payment of $17.5 million and (ii) six quarterly payments of $2.5 million which commenced in April 2024, totaling $15.0 million. The upfront payment of $17.5 million was made during the quarter ended December 31, 2022 and was recognized to cost of product and other revenue. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognized a liability and corresponding expense for the remaining termination fees based on estimated fair value as of December 22, 2022. The Company imputed interest on the liability for the remaining termination fees at a rate of 17.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield, and expected repayment period of the remaining termination fees. The Company recorded an initial discount on the remaining termination fees on the consolidated balance sheet on the date of the termination. This resulted in the recording of a liability and corresponding charge to cost of goods sold of $11.2 million during the quarter ended December 31, 2022. The discount on the liability balance is being amortized to interest expense using the effective interest rate method over the term of the liability. The amortization of the discount was $0.4 million and $1.0 million for the three and six months ended June 30, 2024, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2023, respectively.
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
The Company incurred royalty payments due to Panion of approximately $2.5 million and $4.3 million during the three and six months ended June 30, 2024, respectively, and $3.2 million and $6.0 million during the three and six months ended June 30, 2023, respectively, relating to the Company’s sales of Auryxia in the U.S. and JT and Torii’s net sales of Riona in Japan.
Other Third-Party Contracts
The Company contracts with various organizations to conduct R&D activities with remaining contract costs to the Company of approximately $46.7 million at June 30, 2024. The scope of the services under these R&D contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 17

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees and Indemnifications
As permitted under Delaware law, the Company may indemnify its officers, directors and employees for certain events or occurrences that happen by reason of their relationship with, or position held at, the Company. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. The Company maintains director and officer liability insurance coverage that is intended to cover a portion of amounts that may be due with respect to indemnification after a deductible is met. Further, the Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. For the three and six months ended June 30, 2024 and 2023, the Company did not experience any losses related to these indemnification obligations, and no claims were outstanding as of June 30, 2024. The Company does not have any claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related accruals were recorded.
11.PRODUCT REVENUE AND RESERVES FOR VARIABLE CONSIDERATION
To date, the Company’s only source of product revenue has been from the U.S. sales of Auryxia. Total net product revenue was $41.2 million and $72.2 million for the three and six months ended June 30, 2024, respectively, and $42.2 million and $77.0 million for the three and six months ended June 30, 2023, respectively. Product revenue allowance and reserve categories were as follows:

(in thousands)	Chargebacks and Discounts	Rebates, Fees and other Deductions	Product Returns	Total
Balance at December 31, 2023	$1,607	$22,991	$6,916	$31,514
Current provisions related to sales in current year	4,054	19,373	1,870	25,297
Adjustments related to prior year sales	77	(101)	(105)	(129)
Credits/payments made	(4,301)	(27,530)	(3,352)	(35,183)
Balance at June 30, 2024	$1,437	$14,733	$5,329	$21,499

(in thousands)	Chargebacks and Discounts	Rebates, Fees and other Deductions	Product Returns	Total
Balance at December 31, 2022	$1,259	$26,252	$10,923	$38,434
Current provisions related to sales in current year	5,215	38,998	2,566	46,779
Adjustments related to prior year sales	(8)	(473)	(171)	(652)
Credits/payments made	(5,617)	(41,474)	(5,442)	(52,533)
Balance at June 30, 2023	$849	$23,303	$7,876	$32,028
Chargebacks, discounts and estimated product returns are recorded as a reduction of revenue in the period the related product revenue is recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. Chargebacks are recorded as a reduction to accounts receivable while discounts, rebates, fees and other deductions are recorded with a corresponding increase to accrued expenses and other current liabilities or accounts payable on the condensed consolidated balance sheets. Estimated product returns on product sales that are not expected to be returned within one year are recorded as other long-term liabilities in the unaudited condensed consolidated balance sheets.
Accounts receivable, net related to product sales, was approximately $27.9 million and $35.9 million as of June 30, 2024 and December 31, 2023, respectively.
12.LICENSE, COLLABORATION AND OTHER REVENUE
Akebia Therapeutics, Inc. | Form 10-Q | Page 18

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized the following revenue from its license, collaboration and other revenue agreements (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Entity	Description	2024	2023	2024	2023
Medice	License and Product Supply of Vafseo in EU	$—	$10,000	$—	$10,000
MTPC	License and Product Supply of Vafseo in Japan	1,169	516	1,581	4,678
JT and Torii	License and royalties related to the sale of Riona in Japan	1,270	1,391	2,456	2,528
Otsuka	Terminated U.S. and International Agreements	—	2,225	—	2,225
Total license and other revenue		$2,439	$14,132	$4,037	$19,431
The following tables present changes in the Company’s contract assets and liabilities related to license and other revenue (in thousands):

	Six Months Ended June 30, 2024
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract asset:
Accounts receivable(1)	$3,333	$4,037	$(5,542)	$1,828
Contract liability:
Deferred revenue	$43,296	$695	$(695)	$43,296

	Six Months Ended June 30, 2023
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$1,901	$943	$(2,319)	$525
Prepaid expenses and other current assets	$781	$—	$(781)	$—
Contract liabilities:
Deferred revenue	$47,034	$—	$(3,738)	$43,296
 (1) Excludes accounts receivable related to amounts due to the Company from product sales of Auryxia which are included in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2024 and 2023.
The Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Recognized in the Period:	2024	2023	2024	2023
Deferred revenue — beginning of the period	$—	$—	$—	$3,738
During each of the three and six months ended June 30, 2024 and 2023, the Company recognized no revenue from performance obligations satisfied in previous periods.
Medice License Agreement
On May 24, 2023, or Medice Effective Date, the Company and MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, entered into a License Agreement, or the Medice License Agreement, pursuant to which the Company granted to Medice an exclusive license to market and sell Vafseo for the treatment of anemia in adult patients with CKD in the Medice Territory.
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
The Medice License Agreement provides that the Company and Medice will enter into a supply agreement pursuant to which the Company will supply Vafseo to Medice for commercial use in the Medice Territory. As of June 30, 2024, the Company and Medice have not yet entered into a supply agreement.
The Company evaluated the elements of the Medice License Agreement in accordance with the provisions of ASC 606 and concluded Medice is a customer. The Company identified one performance obligation in connection with its obligations under the Medice License Agreement, which is the license, or License Performance Obligation. The transaction price at inception was comprised of the up-front payment of $10.0 million, of which the Company received $8.6 million during the quarter ended June 30, 2023. The remaining $1.4 million was withheld by the German Federal Tax Office and is included in prepaid expenses and other current assets as of June 30, 2024 and other long-term assets as of December 31, 2023 on the unaudited condensed consolidated balance sheets.
Pursuant to the terms of the Medice License Agreement, the up-front payment of $10.0 million is non-refundable and non-creditable against any other amount due to the Company and was allocated to the License Performance Obligation, which was satisfied as of the Medice Effective Date. As such, the Company recognized the $10.0 million up-front payment as license, collaboration and other revenue in the unaudited condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2023.
In accordance with ASC 606, the Company will recognize sales-based royalties and milestone payments at the later of when the performance obligation is satisfied or the related sales occur.
Medice Letter Agreement
On December 6, 2023, the Company and Medice entered into a letter agreement, or the Medice Letter Agreement, pursuant to which the Company agreed to sell to Medice a partial batch of Vafseo in order to achieve packaging validation for the Medice Territory. The Company recognizes revenue under this arrangement when risk of loss passes to Medice and delivery has occurred. As of June 30, 2024, there were immaterial accounts receivable and no contract assets, payables or deferred revenue recorded in connection with the Medice Letter Agreement.
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
The transaction price was comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received and (vi) $5.9 million in royalties from net sales of Vafseo. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of June 30, 2024, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained.
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
Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. The Company recognizes any revenue from MTPC royalties in the period in which the sales occur. The Company recognized $0.5 million and $0.9 million of revenue from MTPC royalties during each of the three and six months ended June 30, 2024 and 2023, respectively. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions. See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, for additional information. The revenue is classified as license and other revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of June 30, 2024, there were no accounts receivable, payables or deferred revenue and $0.5 million in contract assets recorded in connection with the MTPC Agreement.
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
The Company does not recognize revenue under this arrangement until risk of loss on the drug product passes to MTPC and delivery has occurred and MTPC has accepted the product. The Company recognized $0.7 million in revenue under the MTPC Supply Agreement during the three and six months ended June 30, 2024, and no revenue and $3.7 million in revenue under the MTPC Supply Agreement during the three and six months ended June 30, 2023, respectively. As of June 30, 2024, there were no accounts receivable, deferred revenue or other current liabilities relating to the MTPC Supply Agreement.
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
The Company recognized license revenue of $1.3 million and $2.5 million during the three and six months ended June 30, 2024, respectively, and $1.4 million and $2.5 million during the three and six months ended June 30, 2023, respectively, related to royalties earned on net sales of ferric citrate hydrate in Japan under the trade name Riona. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.
13.CAPITAL STOCK
Authorized and Outstanding Capital Stock
On June 5, 2020, the Company filed a Certificate of Amendment to its Ninth Amended and Restated Certificate of Incorporation, or its Charter, to increase the number of authorized shares of common stock from 175,000,000 to 350,000,000. As of June 30, 2024, the authorized capital stock of the Company included 350,000,000 shares of common stock, $0.00001 par value per share, of which 209,929,145 and 194,582,539 shares were issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; and 25,000,000 shares of undesignated preferred stock, $0.00001 par value per share, of which no shares were issued and outstanding as of June 30, 2024 and December 31, 2023.
At-the-Market Facility
On April 7, 2022, the Company entered into an at-the-market, or ATM, sales agreement with Jefferies LLC, or Jefferies, as the Company's sales agent, under which the Company could offer and sell from time to time up to $26.0 million of shares of its common stock at current market prices. During the year ended December 31, 2023, the Company sold 6,189,974 shares of common stock under this program with gross proceeds of $6.8 million ($6.7 million, net of offering expenses). During the six months ended June 30, 2024, the Company sold 13,261,311 shares of its common stock under this program with gross proceeds of $19.2 million ($18.7 million, net of offering expenses).
14.STOCK-BASED COMPENSATION AND BENEFIT PLAN
Stock-Based Compensation and Benefit Plans
The Company incurred stock-based compensation expenses of $2.1 million and $4.4 million for the three and six months ended June 30, 2024, respectively, and $3.5 million and $6.0 million for the three and six months ended June 30, 2023, respectively.
Equity Incentive Plans
The following table contains information about the Company's equity plans:
Akebia Therapeutics, Inc. | Form 10-Q | Page 22

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			June 30, 2024		December 31, 2023
Title of Plan	Group Eligible	Type of Award Granted (or to be Granted)	Awards Outstanding	Additional Awards Authorized for Grant	Awards Outstanding	Additional Awards Authorized for Grant
Keryx Equity Plans(1)(2)	Employees, directors and consultants	Stock options and RSUs	208,986	—	232,203	—
Akebia Therapeutics, Inc. 2014 Incentive Plan, as amended (2) (3) (the 2014 Plan)	Employees, directors, consultants and advisors	Stock options, RSUs, SARs and performance awards	12,597,753	—	15,311,501	—
Akebia Therapeutics, Inc. 2023 Stock Incentive Plan(3) (the 2023 Plan) (replaced 2014 Plan)	Employees, officers, directors, consultants and advisors	Stock options, SARs, restricted stock, unrestricted stock, RSUs, performance awards, other share-based awards and dividend equivalents	10,435,850	—	1,712,400	17,382,722
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
(3)     This table includes inducement awards that are subject to the terms and conditions of the applicable plan but were granted as inducement awards consistent with Nasdaq Listing Rule 5635(c)(4) and not under the applicable plan: 1,496,428 options included as outstanding under the 2014 Plan in the table and 2,374,950 options included as outstanding under the 2023 Plan in the table as of June 30, 2024 and 1,616,019 options included as outstanding under the 2014 Plan and 794,000 options included as outstanding under the 2023 Plan in the table as of December 31, 2023.
Common Stock Options and Stock Appreciation Rights
During the six months ended June 30, 2024, the Company issued 3,432,500 options to employees under the 2023 Plan. Options and SARs granted by the Company generally vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options and SARs generally vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options and SARs generally expire ten years after the date of grant.
The Company also maintains an inducement award program with a share pool that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the six months ended June 30, 2024, the Company granted 1,604,950 options to purchase shares of the Company’s common stock to new hires as inducements to such employees entering into employment with the Company, of which 1,604,950 options remained outstanding as of June 30, 2024.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 23

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The combined stock option activity for the six months ended June 30, 2024, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	13,312,835	$4.20	7.27 years	—
Granted	5,037,450	$1.57	—	—
Exercised	(304,152)	$0.51	—	—
Expired	(119,043)	$21.02
Canceled and forfeited	(648,270)	$3.11	—	—
Outstanding at June 30, 2024	17,278,820	$3.42	7.37 years	$1,521
Exercisable at June 30, 2024	8,559,257	$5.40	5.59 years
As of June 30, 2024, there was approximately $9.3 million of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 2.94 years.
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
RSU and PSU activity is as follows:

	2014 Plan		2023 Plan
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2023	3,339,869	$1.30	603,400	$1.48
Granted	—	$—	3,968,200	$1.59
Vested	(1,478,822)	$1.62	(210,000)	$1.20
Forfeited and canceled	(210,678)	$0.90	(48,200)	$1.68
Outstanding as of June 30, 2024	1,650,369	$1.07	4,313,400	$1.59
As of June 30, 2024, there was $7.3 million of unrecognized compensation costs related to time-based RSUs and PSUs, which is expected to be recognized over a weighted-average period of 2.25 years.
Employee Stock Purchase Plan
On June 6, 2019, the Company's stockholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP. Under the ESPP substantially all employees may voluntarily enroll to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering period. An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation, and an employee may not purchase more than $25,000 worth of stock during any calendar year. In addition, an employee may not purchase more than 1,500 shares in any offering period. As of June 30, 2024 and December 31, 2023, a total of 4,545,480 and 4,637,801 shares of the Company’s common stock were available for future issuance under the ESPP, respectively. The Company issued 92,321 shares under the ESPP during the six months ended June 30, 2024.
Akebia Therapeutics, Inc. | Form 10-Q | Page 24

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense
The Black-Scholes option pricing model is used to estimate the fair value of the stock options. The weighted-average assumptions used in calculating the fair values of the rights to acquire stock under the 2023 Plan, the 2014 Plan and inducement awards were as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
Stock Options	2024			2023			2024			2023
Risk-free interest rate	4.24%	-	4.66%	3.67%	-	3.99%	3.90%	-	4.66%	3.54%	-	3.99%
Expected volatility	109.98%	-	118.61%	102.31%	-	111.71%	109.98%	-	118.61%	100.97%	-	111.71%
Expected term (years)	5.51 years	-	6.25 years	5.51 years	-	6.25 years	5.51 years	-	6.25 years	5.51 years	-	6.25 years
Expected dividend yield	—%			—%			—%			—%
Weighted average grant date fair value	$0.91			$0.97			$1.35			$0.56
The Company has classified stock-based compensation in its unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$83	$73	$169	$139
Research and development	396	532	815	1,202
Selling, general and administrative	1,593	2,685	3,410	4,220
Restructuring	—	200	38	418
Total stock-based compensation	$2,072	$3,490	$4,432	$5,979
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warrants(1)	3,076,923	—	3,076,923	—
Outstanding common stock options	16,643,507	13,118,185	16,643,507	13,118,185
Unvested RSUs	5,963,769	4,596,551	5,963,769	4,596,551
Stock appreciation rights	635,313	635,313	635,313	635,313
Total	26,319,512	18,350,049	26,319,512	18,350,049
(1)    In the event of a drawdown of Tranche C, the Company would become obligated to issue to the Warrant Holder additional warrants to purchase 1,153,846 shares of the common stock which are excluded from this table.
16.SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring after the balance sheet date through the filing date of this Quarterly Report on Form 10-Q with the SEC, to ensure that the unaudited condensed consolidated financial statements include appropriate disclose of events both recognized in the accompanying unaudited condensed consolidated financial statements as of June 30, 2024, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure other than the following:
CSL Vifor Termination and Settlement Agreement
On July 10, 2024, the Company and CSL Vifor entered into the Vifor Termination Agreement, pursuant to which, the Company and CSL Vifor agreed, among other things, to terminate, effective immediately, the Vifor License Agreement, pursuant to which the Company granted to CSL Vifor an exclusive license to sell Vafseo to the Supply Group in the U.S.
Akebia Therapeutics, Inc. | Form 10-Q | Page 25

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the Vifor License Agreement, CSL Vifor contributed $40.0 million to the Working Capital Fund, established to partially fund the Company’s costs of purchasing Vafseo from its contract manufacturers. Pursuant to the terms of the Vifor Termination Agreement, and generally consistent with the terms of the Vifor License Agreement, as amended, the Company has agreed to repay the Working Capital Fund to CSL Vifor through the WCF Royalty Payments. The WCF Royalty Payments will commence on July 1, 2025, and will continue until the earlier of (i) the cumulative total of the WCF Royalty Payments equals $40.0 million, or (ii) May 31, 2028. See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, for further information on the repayment of the Working Capital Fund.
In addition, the Company will pay CSL Vifor decreasing quarterly tiered royalty payments ranging from a high single-digit percentage of the Company’s net sales of Vafseo up to $450.0 million to mid-single digit percentage of the Company’s net sales of Vafseo above $450.0 million, in each case, in the U.S. during a calendar year, or the Settlement Royalty Payments. The Settlement Royalty Payments will commence upon the first sale of Vafseo by the Company, its affiliates or third-party licensees to a third party for use in the U.S., and will continue until the later of the (i) expiration of the last-to-expire valid claim listed in the FDA Orange Book that would be infringed by the making, using, selling or importing of Vafseo in the U.S. or (ii) the expiration of marketing or regulatory exclusivity for Vafseo in the U.S., or the Settlement Royalty Term. Beginning on July 1, 2027 and throughout the Settlement Royalty Term, the Company has the option to make a one-time payment to CSL Vifor, or the Royalty Buy-Down Option, upon which the Settlement Royalty Payments will be adjusted as of the date of exercise of the Royalty Buy-Down Option such that the Company will then only pay CSL Vifor quarterly royalty payments based on a mid-single digit percentage of the Company’s net sales of Vafseo up to $450.0 million in the U.S. during a calendar year in lieu of the above Settlement Royalty Payments. If the Company exercises the Royalty Buy-Down Option, the WCF Royalty Payments will continue as described above.
The WCF Royalty Payments, the Settlement Royalty Payments and the Royalty Buy-Down Option are in consideration for the termination of the Vifor License Agreement and all obligations thereunder, and the covenants and agreements set forth in the Vifor Termination Agreement, including the settlement and release of all disputes and claims arising from the Vifor License Agreement.
Amendment to BlackRock Credit Agreement
On July 10, 2024, in connection with the Vifor Termination Agreement, the Company and Kreos entered into the BlackRock Credit Amendment. The BlackRock Credit Amendment includes certain covenants of the Company related to the Vifor Termination Agreement.
See Note 7, Indebtedness, for further information about the BlackRock Credit Agreement.

Akebia Therapeutics, Inc. | Form 10-Q | Page 26

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
Our current portfolio includes:
•Vafseo™ (vadadustat) is an oral hypoxia-inducible factor prolyl hydroxylase inhibitor, approved in 37 countries as a treatment for anemia due to chronic kidney disease, or CKD. On March 27, 2024, the U.S. Food and Drug Administration, or FDA, approved Vafseo (vadadustat) Tablets for the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months. We are launching Vafseo in the U.S. and expect product availability in January 2025. We also have several lifecycle management and label expansion opportunities currently under evaluation for Vafseo, including the potential for alternative dosing and label expansion for the treatment of adult patients not on dialysis. In May 2023, we entered into a license agreement granting MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, the rights to market and sell Vafseo in the European Economic Area, or EEA, the United Kingdom, or UK, Switzerland and Australia, or the Medice Territory, where Vafseo is approved for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. Vafseo is currently marketed and sold by Medice in certain countries in the Medice Territory. We retain the rights to develop and commercialize Vafseo in Europe for other indications. In Japan, Vafseo is approved as a treatment for anemia due to CKD in both dialysis dependent and non-dialysis dependent patients and is marketed and sold by our collaborator Mitsubishi Tanabe Pharma Corporation, or MTPC. In Taiwan and South Korea, Vafseo is approved for the treatment of symptomatic anemia due to CKD in adult patients on chronic maintenance dialysis. MTPC plans to commercialize Vafseo in Taiwan.
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
Factors Affecting Our Performance and Results of Operations
Akebia Therapeutics, Inc. | Form 10-Q | Page 27

Financial Highlights
Product revenue was $41.2 million and $72.2 million for the three and six months ended June 30, 2024, respectively, and $42.2 million and $77.0 million for the three and six months ended June 30, 2023, respectively.
We have incurred net losses in each year since inception. Our net losses were $8.6 million and $26.6 million for the three and six months ended June 30, 2024, respectively, and $11.2 million and $38.1 million for the three and six months ended June 30, 2023, respectively. Substantially all of our net losses resulted from costs incurred in connection with the continued commercialization of Auryxia and development efforts relating to Vafseo, including conducting clinical trials of, and seeking regulatory approval for, Vafseo, and providing general and administrative support for these operations and protecting our intellectual property.
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
Cost of product and other revenue for a newly launched product does not include the full cost of manufacturing until the initial pre-launch inventory is depleted and additional inventory is manufactured and sold. Until we received regulatory approval for Vafseo in the U.S., we recorded costs incurred to manufacture the U.S. pre-launch inventory, such as raw materials, drug substance and drug product conversion costs as R&D expense.
Cost of goods sold - Amortization of intangible asset - In addition, COGS includes the amortization of development product rights for Auryxia through the end of 2024.
Akebia Therapeutics, Inc. | Form 10-Q | Page 28

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
From inception through June 30, 2024, we have incurred $1.7 billion in R&D expenses. We expect to incur significant R&D expenditures for the foreseeable future as we continue the development of Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired.
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
License Expenses
License expenses relates to royalties due to Panion & BF Biotech, Inc., or Panion, for sales of Auryxia in the U.S. and Riona in Japan.
Akebia Therapeutics, Inc. | Form 10-Q | Page 29

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income on our interest-bearing accounts, interest expense related to our term loans, accretion of the debt discount on our term loans as well as amortization of the discount on the liability related to the termination fees associated with the termination agreement with BioVectra Inc., or BioVectra, entered into in December 2022, or the BioVectra Termination Agreement, and the amortization of the discount and deferred gain related to our refund liability to Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor. See Note 10, Commitments and Contingencies, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on the BioVectra Termination Agreement.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability relates to the change in fair value of our warrant liability related to a warrant agreement with Kreos Capital VII Aggregator SCSp, an affiliate of Kreos Capital VII (UK) Limited, or Kreos. See Note 3, Fair Value of Financial Instruments, and Note 7, Indebtedness, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on the warrant liability.
Recent Events
CSL Vifor Termination and Settlement Agreement
On July 10, 2024, we and CSL Vifor entered into a Termination and Settlement Agreement, or the Vifor Termination Agreement. Pursuant to the Vifor Termination Agreement, we and CSL Vifor agreed, among other things, to terminate, effective immediately, the Second Amended and Restated License Agreement, dated February 18, 2022 and as amended May 3, 2024, or the Vifor License Agreement, pursuant to which we granted to CSL Vifor an exclusive license to sell Vafseo to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of certain group purchasing organizations, and to certain non-retail specialty pharmacies in the U.S. We and CSL Vifor agreed to terminate the Vifor License Agreement for business reasons.
See Note 16, Subsequent Events, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on the Vifor Termination Agreement.
U.S. Approval and Commercialization of Vafseo (vadadustat) Tablets
In March 2024, we received approval from the FDA for Vafseo (vadadustat) Tablets for the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months. We are now actively engaged in launch initiatives to prepare for Vafseo’s U.S. market entry which is expected in January 2025. We believe that we have the right team and the organizational experience and relationships within dialysis organizations to be successful. In June 2024, we applied to designate Vafseo for Transitional Drug Add-on Payment Adjustment reimbursement from the CMS, which we expect to begin in January 2025. Our goal is for Vafseo to be an oral standard of care for dialysis patients. We believe this is achievable and represents an attractive market.
Borrowing Under BlackRock Term Loans and Repayment of Pharmakon Term Loans
On January 29, 2024, we entered into a secured term loan facility with Kreos, which are funds and accounts managed by BlackRock Inc., collectively BlackRock, or the BlackRock Credit Agreement, that provides for an aggregate principal amount of up to $55.0 million made available under the following three tranches:
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 30

On July 10, 2024, in connection with the Vifor Termination Agreement, we and Kreos entered into a First Amendment to the Agreement for the Provision of a Loan Facility, which amends certain provisions of the BlackRock Credit Agreement.
See Note 7, Indebtedness, and Note 16, Subsequent Events, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Impact of Inflation
We are experiencing rising costs for certain inflation-sensitive operating expenses such as labor and certain service providers that are heavily dependent on labor. We do not believe these impacts were material to our net loss during the three and six months ended June 30, 2024 or will be going forward. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.
Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Revenues
Product revenue, net	$41,209	$42,244	$(1,035)	(2)%
License, collaboration and other revenue	2,439	14,132	(11,693)	(83)%
Total revenues	43,648	56,376	(12,728)	(23)%
Cost of goods sold
Cost of product and other revenue	8,036	8,273	(237)	(3)%
Amortization of intangible asset	9,011	9,011	—	*
Total cost of goods sold	17,047	17,284	(237)	(1)%
Operating expenses
Research and development	7,647	20,197	(12,550)	(62)%
Selling, general and administrative	26,917	27,036	(119)	*
License	762	949	(187)	(20)%
Restructuring	—	(94)	94	*
Total operating expenses	35,326	48,088	(12,762)	(27)%
Loss from operations	(8,725)	(8,996)	271	(3)%
Other expense, net	(2,188)	(1,652)	(536)	32%
Change in fair value of warrant liability	2,331	—	2,331	*
Loss on termination of lease	—	(524)	524	(100)%
Net loss	$(8,582)	$(11,172)	$2,590	(23)%

*Percentage change not meaningful.
Product Revenue, Net—Net product revenue is derived only from sales of Auryxia in the U.S. until Vafseo's U.S. market entry, which is expected in January 2025. We distribute Auryxia principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers.
Net product revenue was $41.2 million for the three months ended June 30, 2024, compared to $42.2 million for the three months ended June 30, 2023. The decrease was primarily due to a reduction in volume partially offset by price increases and execution of our contracting strategy with third-party payors.
Auryxia will lose exclusivity in the U.S. in March 2025, which may have a negative impact on revenue. We believe CMS's decision to include phosphate binders in the dialysis bundle could potentially lead to higher sales of Auryxia after the LoE date than in other LoE scenarios, and plan to work with third-party payors and providers to continue the use of Auryxia beyond LoE.
License, Collaboration and Other Revenue—License, collaboration and other revenue was $2.4 million for the three months ended June 30, 2024, compared to $14.1 million for the three months ended June 30, 2023. The decrease was primarily due to a one-time $10.0 million upfront payment recognized in connection with the Medice License Agreement during the three
Akebia Therapeutics, Inc. | Form 10-Q | Page 31

months ended June 30, 2023. We also recognized $2.2 million in revenue in connection with the Packaging Validation Transfer Agreement we entered into with Otsuka Pharmaceutical Co. Ltd., or Otsuka, during the three months ended June 30, 2023.
Cost of Goods Sold—Cost of Product and Other Revenue—Cost of product and other revenue was $8.0 million for the three months ended June 30, 2024 compared to $8.3 million for the three months ended June 30, 2023. The decrease was primarily due to a $4.9 million gain that we recorded during the three months ended June 30, 2024 due to our ability to commercially sell inventory previously written-down as excess inventory, which was partially offset by a charge of $2.1 million related to our firm purchase commitment liability. During the second half of 2024, we anticipate realizing lower costs of up to $3.7 million related to our ability to commercially sell inventory previously written-down as excess inventory.
See Note 10, Commitments and Contingencies, for further information on our firm purchase commitment liability.
Cost of Goods Sold—Amortization of Intangible Asset—Amortization of intangible asset relates to the acquired developed product rights for Auryxia, which is being amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of intangible asset during each of the three months ended June 30, 2024 and 2023 was $9.0 million and will continue through the end of 2024.
R&D Expenses—R&D expenses were $7.6 million for the three months ended June 30, 2024, compared to $20.2 million for the three months ended June 30, 2023. The decrease was largely due to the completion of activities related to certain clinical trials, a reduction in consulting expenses associated with pursuing Vafseo regulatory approval in the Medice Territory and lower headcount related costs. Additionally, during the three months ended June 30, 2023, prior to receiving regulatory approval for Vafseo in the U.S., we recorded costs incurred to manufacture the U.S. pre-launch inventory as R&D expenses.
The following table summarizes our external research and development expenses by program, as well as costs not allocated to programs, for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
Vafseo clinical trial and other external costs	$1,565	$4,279
Vafseo pre-launch inventory	—	3,139
External costs for other programs, including feasibility and new processes and methods associated with commercial product	1,262	3,423
Total external R&D expenses	2,827	10,841

Internal personnel, consulting, facilities and other	4,820	9,356
Total R&D expenses	$7,647	$20,197
We expect to incur significant R&D expenses in future periods in support of ongoing or planned studies with respect to the development of our product candidates as well as Vafseo.
Selling, General and Administrative Expenses—Selling, general and administrative expenses were $26.9 million for the three months ended June 30, 2024, compared to $27.0 million for the three months ended June 30, 2023.
License Expenses—License expenses related to royalties due to Panion relating to sales of Riona in Japan were $0.8 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively.
Restructuring Expenses—There was no restructuring expenses and a $0.1 million benefit to restructuring expense for the three months ended June 30, 2024 and 2023, respectively.
Other Expense, Net—Other expense, net, was $2.2 million for the three months ended June 30, 2024, compared to $1.7 million for the three months ended June 30, 2023. The increase of $0.5 million was primarily due to lower interest income on our interest-bearing accounts.
Change in Fair Value of Warrant Liability—Change in fair value of warrant liability was $2.3 million for the three months ended June 30, 2024. There was no change in fair value of warrant liability for the three months ended June 30, 2023 since the warrant agreement was entered into in January 2024.
Loss on Lease Termination—On May 26, 2023 we incurred a loss on lease termination of $0.5 million in connection with the assignment of our lease for 27,924 square feet of office space in Boston, Massachusetts, or the Boston Lease. In accordance with ASC 842, Leases, we wrote off the right-of-use asset and lease liability associated with the Boston Lease, and recognized the difference between the right-of-use asset and the lease liability offset by the payment we made to LG Chem Life Sciences Innovation Center, Inc. in connection with the assignment of $1.3 million.
Akebia Therapeutics, Inc. | Form 10-Q | Page 32

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2023	$	%
Revenues
Product revenue, net	$72,218	$76,950	$(4,732)	(6)%
License, collaboration and other revenue	4,037	19,431	(15,394)	(79)%
Total revenues	76,255	96,381	(20,126)	(21)%
Cost of goods sold
Cost of product and other revenue	10,630	19,452	(8,822)	(45)%
Amortization of intangible asset	18,021	18,021	—	—%
Total cost of goods sold	28,651	37,473	(8,822)	(24)%
Operating expenses
Research and development	17,379	39,883	(22,504)	(56)%
Selling, general and administrative	52,354	52,090	264	1%
License	1,473	1,517	(44)	(3)%
Restructuring	58	12	46	383%
Total operating expenses	71,264	93,502	(22,238)	(24)%
Operating loss	(23,660)	(34,594)	10,934	(32)%
Other expense, net	(4,591)	(2,932)	(1,659)	57%
Change in fair value of warrant liability	2,201	—	2,201	100%
Loss on extinguishment of debt	(517)	—	(517)	*
Loss on termination of lease	—	(524)	524	*
Net loss	$(26,567)	$(38,050)	$11,483	(30)%

*Percentage change not meaningful.
Product Revenue, Net—Net product revenue is derived only from sales of Auryxia in the U.S. until Vafseo's U.S. market entry, which is expected in January 2025. We distribute Auryxia principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers.
Net product revenue was $72.2 million for the six months ended June 30, 2024, compared to $77.0 million for the six months ended June 30, 2023. The decrease was primarily due to a reduction in volume partially offset by price increases and execution of our contracting strategy with third-party payors.
Auryxia will lose exclusivity in the U.S. in March 2025, which may have a negative impact on revenue. We believe CMS's decision to include phosphate binders in the dialysis bundle could potentially lead to higher sales of Auryxia after the LoE date than in other LoE scenarios, and plan to work with third-party payors and providers to continue the use of Auryxia beyond LoE.
License, Collaboration and Other Revenue—License, collaboration and other revenue was $4.0 million for the six months ended June 30, 2024, compared to $19.4 million for the six months ended June 30, 2023. The decrease was primarily due to a one-time $10.0 million upfront payment recognized in connection with the Medice License Agreement during the six months ended June 30, 2023 as well as a reduction in revenue under our supply agreement with MTPC as a result of the assignment of our supply agreement with Esteve Química, S.A. to MTPC in December 2022. We also recognized $2.2 million in revenue in connection with the Packaging Validation Transfer Agreement we entered into with Otsuka during the six months ended June 30, 2023.
Cost of Goods Sold—Cost of Product and Other Revenue—Cost of product and other revenue was $10.6 million for the six months ended June 30, 2024 compared to $19.5 million for the six months ended June 30, 2023. The decrease of $8.8 million was primarily due to lower year-over-year sales volume, and the realization of lower cost of product and other revenue of $8.6 million during the six months ended June 30, 2024 due to our ability to commercially sell inventory previously written-down as excess inventory, which was partially offset by a $2.1 million charge related to our firm purchase commitment liability.
See Note 10, Commitments and Contingencies, for further information on our firm purchase commitment liability.
Akebia Therapeutics, Inc. | Form 10-Q | Page 33

Cost of Goods Sold—Amortization of Intangible Asset—Amortization of intangible asset relates to the acquired developed product rights for Auryxia, which is being amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of intangible asset during each of the six months ended June 30, 2024 and 2023 was $18.0 million and will continue through the end of 2024.
R&D Expenses—R&D expenses were $17.4 million for the six months ended June 30, 2024, compared to $39.9 million for the three months ended June 30, 2023. The decrease was largely due to the completion of activities related to certain clinical trials, a reduction in consulting expenses associated with pursuing Vafseo regulatory approval in the Medice Territory in 2023 and lower headcount related costs. Additionally, during the six months ended June 30, 2023, prior to receiving regulatory approval for Vafseo in the U.S., we recorded costs incurred to manufacture the U.S. pre-launch inventory as R&D expenses.
The following table summarizes our external research and development expenses by program, as well as costs not allocated to programs, for the three months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Vafseo clinical trial and other external costs	$3,291	$10,620
Vafseo pre-launch inventory	—	3,238
External costs for other programs, including feasibility and new processes and methods associated with commercial product	2,790	5,897
Total external R&D expenses	6,081	19,755

Internal personnel, consulting, facilities and other	11,298	20,128
Total R&D expenses	$17,379	$39,883
We expect to incur significant R&D expenses in future periods in support of ongoing or planned studies with respect to the development of our product candidates as well as Vafseo.
Selling, General and Administrative Expenses—Selling, general and administrative expenses were $52.4 million for the six months ended June 30, 2024, compared to $52.1 million for the six months ended June 30, 2023.
License Expenses—License expenses related to royalties due to Panion relating to sales of Riona in Japan were $1.5 million for each of the six months ended June 30, 2024 and 2023.
Restructuring Expenses—Restructuring expenses were $0.1 million and immaterial for the six months ended June 30, 2024 and 2023, respectively.
Other Expense, Net—Other expense, net, was $4.6 million for the six months ended June 30, 2024, compared to $2.9 million for the six months ended June 30, 2023. The increase of $1.7 million was primarily due to lower interest income on our interest-bearing accounts and a decrease in sublease income due to the assignment of our lease for office space in Boston, Massachusetts.
Change in Fair Value of Warrant Liability—Change in fair value of warrant liability was $2.2 million for the six months ended June 30, 2024. There was no change in fair value of warrant liability for the six months ended June 30, 2023 since the warrant agreement was entered into in January 2024.
Loss on Extinguishment of Debt—During the six months ended June 30, 2024, we recorded $0.5 million loss on the extinguishment of debt in connection with the repayment of the Pharmakon Term Loans.
Loss on Lease Termination—On May 26, 2023 we incurred a loss on lease termination of $0.5 million in connection with the assignment of our Boston Lease. In accordance with ASC 842, Leases, we wrote off the right-of-use asset and lease liability associated with the Boston Lease, and recognized the difference between the right-of-use asset and the lease liability offset by the $1.3 million payment we made to LG Chem Life Sciences Innovation Center, Inc. in connection with the assignment.
Liquidity and Capital Resources
As of June 30, 2024, we had cash and cash equivalents of $39.5 million and restricted cash of $1.7 million.
To date, we have funded our operations principally through sales of our common stock, including through our employee stock purchase plan, product sales, payments received from our collaboration and licensing partners, borrowings under term loans, a working capital payment from CSL Vifor also referred to as a refund liability and a royalty transaction. From inception through June 30, 2024, we raised approximately $838.9 million of net proceeds from the sale of equity, including $519.8 million from various underwritten public offerings, $249.1 million from at-the-market offerings pursuant to our sales
Akebia Therapeutics, Inc. | Form 10-Q | Page 34

agreement with Jefferies LLC and prior sales agreements with Cantor Fitzgerald & Co., and $70.0 million from the sale of 7,571,429 shares of common stock to CSL Vifor.
We have incurred recurring losses and negative cash flow from operations in each year since inception and anticipate net losses and negative operating cash flows for the near future. We incurred net operating losses of $8.6 million and $26.6 million during the three and six months ended June 30, 2024, respectively, and $11.2 million and $38.1 million during the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $1.6 billion.
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
We believe our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues are sufficient to fund our current operating plan for at least twenty-four months. However, if our operating performance deteriorates significantly from the levels expected in our operating plan, it would have an adverse effect on our liquidity and capital resources and could affect our ability to continue as a going concern in the future. In addition, we may also seek to sell additional private or public equity, enter into new debt transactions, explore potential strategic transactions or a combination of these approaches or other strategic alternatives. If we raise additional funds by issuing equity securities, our shareholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available to us in amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts when needed or on attractive terms, we may not be able to pursue development and commercial activities related to Auryxia and Vafseo, or any additional products and product candidates, including those that may be in-licensed or acquired. Any of these events could significantly harm our business, financial condition and prospects.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 35

All obligations under the Term Loan Facility are secured by substantially all of our existing and after-acquired assets. The BlackRock Credit Agreement requires us to either (i) maintain cash and cash equivalents, measured as of the last day of each fiscal month, greater than or equal to $15.0 million or (ii) earn consolidated revenue, measured as of the last day of each fiscal month for the trailing twelve-month period, of $150.0 million. The BlackRock Credit Agreement contains certain representations and warranties, affirmative and negative covenants that limit our ability to engage in specified types of transactions and other provisions typical within a credit agreement. If an event of default occurs and is continuing under the BlackRock Credit Agreement, BlackRock is entitled to take enforcement action, including acceleration of amounts due which could limit our ability to make certain payments under the Vifor Termination Agreement. If we prepay the Term Loans prior to the BlackRock Maturity Date, we will be required to pay a prepayment fee ranging from 1.0% to 4.0% of the amount prepaid.
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
On July 10, 2024, in connection with the Vifor Termination Agreement, we and Kreos entered into a First Amendment to the Agreement for the Provision of a Loan Facility, which amends certain provisions of the BlackRock Credit Agreement. See Note 16, Subsequent Events, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Working Capital Fund/Refund Liability
In February 2022, we amended our agreement with CSL Vifor and they contributed $40.0 million to a working capital fund, or the Working Capital Fund, established to partially fund our costs of purchasing Vafseo from our contract manufacturers.
We have recorded the Working Capital Fund as a refund liability under ASC 606, Revenue from Contracts with Customers. The refund liability is considered a debt arrangement with zero coupon interest and we impute interest on the refund liability at a rate of 15.0% per annum. As of June 30, 2024, the $40.0 million refund liability is classified as a long-term liability based on management’s estimated timing of the repayment of the refund liability to CSL Vifor exceeding one-year.
Pursuant to the terms of the Vifor Termination Agreement, and generally consistent with the terms of the Vifor License Agreement, we agreed to repay the Working Capital Fund to CSL Vifor through quarterly tiered royalty payments ranging from 8% to 14% of our net sales of Vafseo in the U.S., or the WCF Royalty Payments. The WCF Royalty Payments will commence on July 1, 2025, and will continue until the earlier of (i) the cumulative total of the WCF Royalty Payments equals $40.0 million, or (ii) May 31, 2028, or the WCF Royalty Term. The WCF Royalty Payments are subject to certain minimum true-up milestones.
See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.
CSL Vifor Settlement Royalty Payments
Pursuant to the terms of the Vifor Termination Agreement, we will pay CSL Vifor decreasing quarterly tiered royalty payments ranging from a high single-digit percentage of our net sales of Vafseo up to $450.0 million to mid-single digit percentage of our net sales of Vafseo above $450.0 million, in each case, in the U.S. during a calendar year, or the Settlement Royalty Payments. The Settlement Royalty Payments will commence upon the first sale of Vafseo by us, its affiliates or third-party licensees to a third party for use in the U.S., and will continue until the later of the (i) expiration of the last-to-expire valid claim listed in the FDA Orange Book that would be infringed by the making, using, selling or importing of Vafseo in the U.S. or (ii) the expiration of marketing or regulatory exclusivity for Vafseo in the U.S., or the Settlement Royalty Term. Beginning on July 1, 2027 and throughout the Settlement Royalty Term, we have the option to make a one-time payment to CSL Vifor, or the Royalty Buy-Down Option, upon which the Settlement Royalty Payments will be adjusted as of the date of exercise of the Royalty Buy-Down Option such that we will then only pay CSL Vifor quarterly royalty payments based on a mid-single digit percentage of our net sales of Vafseo up to $450.0 million in the U.S. during a calendar year in lieu of the above Settlement Royalty Payments. If we exercise the Royalty Buy-Down Option, the WCF Royalty Payments will continue as described above.
See Note 16, Subsequent Events, in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.
Akebia Therapeutics, Inc. | Form 10-Q | Page 36

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
We received $44.8 million from HCR, net of certain transaction expenses, which we recorded as a liability at the transaction date. We amortize the liability related to the sale of future royalties using the effective interest method over the life of the arrangement. The annual effective interest rate as of June 30, 2024 was 0%. We retain the right to receive all potential future regulatory milestones for Vafseo under the MTPC Agreement. We recorded $0.5 million and $0.9 million of non-cash royalty revenue during each of the three and six months ended June 30, 2024 and 2023, respectively. See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.
Off-Balance Sheet Arrangements
Letter of Credit
As of June 30, 2024, in connection with the Cambridge Lease (as defined below), we had $1.7 million in a letter of credit outstanding.
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
Contractual Obligations and Commitments Other Than Debt Agreements
We are party to contractual obligations involving commitments to make payments to third parties in the future. Certain contractual obligations are reflected on our condensed consolidated balance sheet as of June 30, 2024, while others are considered future obligations. Our material cash requirements as of June 30, 2024, include contractual obligations and commitments arising in the normal course of business, including leases, license agreements, manufacturing agreements and unconditional purchase commitments which are described in more detail below.
Cambridge Lease
We lease approximately 65,167 square feet of office, storage and laboratory space in Cambridge, Massachusetts under non-cancelable operating leases, collectively the Cambridge Lease. The office, storage and lab lease expires on September 11, 2026.
See Note 9, Leases, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 37

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
Other Third Party Contracts
Unconditional Purchase Commitments
We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. In addition, we contract with various organizations to conduct R&D activities with remaining contract costs to us of approximately $46.7 million as of June 30, 2024. The scope of the services under these R&D contracts can be modified and the contracts cancelled by us upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
Cash Flows
The following table provides a summary of cash flow data for each applicable period:

	Six Months Ended June 30,
NET CASH PROVIDED BY/(USED IN) (in thousands):	2024	2023
Operating activities	$(29,498)	$(13,909)
Investing activities	(29)	—
Financing activities	26,115	(23,966)
Decrease in cash, cash equivalents and restricted cash	$(3,412)	$(37,875)
Cash, cash equivalents and restricted cash — beginning of period	44,579	93,169
Cash, cash equivalents and restricted cash — end of period	$41,167	$55,294
Operating Activities
Net cash used in operating activities was $29.5 million for the six months ended June 30, 2024. Net cash used in operating activities for the six months ended June 30, 2024 consisted of a net loss of $26.6 million reduced by net non-cash adjustments of $25.9 million, including amortization of our intangible asset of $18.0 million, a change in excess inventory purchase commitments of $2.1 million and a change in fair value of the warrant liability of $2.2 million, offset by a reduction of $28.8 million in working capital.
Net cash used in operating activities was $13.9 million for the six months ended June 30, 2023. Net cash used in operating activities consisted of a net loss of $38.1 million reduced by net non-cash adjustments of $24.5 million, including amortization of our intangible asset of $18.0 million, offset by a reduction of $0.3 million in working capital.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was immaterial. No net cash was used in investing activities for the six months ended June 30, 2023.
Akebia Therapeutics, Inc. | Form 10-Q | Page 38

Financing Activities
Net cash provided by financing activities was $26.1 million for the six months ended June 30, 2024, which primarily consisted of proceeds of $45.0 million from the issuance of debt under the BlackRock Credit Agreement and net proceeds of $18.7 million from the sale of common stock under our ATM Facility partially offset by principal payments of debt of $37.1 million primarily related to the Pharmakon Term Loans which were repaid in January 2024.
Net cash used in financing activities was $24.0 million for the six months ended June 30, 2023, which primarily consisted of principal payments of debt related to the Pharmakon Term Loans.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, of the Notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Estimates and Significant Judgments
Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, other long-term liabilities, product revenues, including various rebates, returns and reserves related to product sales, inventories, classification of expenses between cost of goods sold, R&D and selling, general and administrative, long-term assets, including our right-of-use assets, intangible asset and goodwill. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.
During the six months ended June 30, 2024, there were no material changes to our methodologies used for our critical accounting estimates as reported in our 2023 Form 10-K.
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
Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective as of June 30, 2024 due to the material weakness in internal control over financial reporting described below.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 39

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
Changes in Internal Control over Financial Reporting
We implemented a new enterprise resource planning, or ERP, system and a gross-to-net, or GTN, system during the three months ended June 30, 2024. The implementation of the ERP and GTN systems are expected to, among other things, further automate a number of accounting and reporting processes and activities, thereby decreasing the number of manual processes previously required. Except for the implementation of the ERP and GTN systems, there have been no changes in our internal control over financial reporting (as defined by Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Investment in pharmaceutical product development and commercialization is highly speculative because it requires upfront capital expenditures and significant research and development, or R&D, expenses. Despite the investment in assets and R&D, there is significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to R&D, including our preclinical and clinical development activities, commercializing Auryxia and providing general and administrative support for these operations. We have funded our operations principally through product sales, payments received from our collaboration and licensing partners, borrowings under term loans, sales of our common stock, including through our employee stock purchase plan, a working capital payment from Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor, and a royalty transaction. Prior to our 2018 merger, or the Merger, with Keryx Biopharmaceuticals, Inc., or Keryx, whereby Keryx became our wholly owned subsidiary, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable, and we have incurred net losses each year since our inception, including a net loss of $8.6 million for the three months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $1.6 billion. We cannot guarantee when, if ever, we will become profitable.
In March 2022, we received a complete response letter, or CRL, from the United States, or U.S., Food and Drug Administration, or FDA, regarding our new drug application, or NDA, for vadadustat for the treatment of anemia associated
Akebia Therapeutics, Inc. | Form 10-Q | Page 40

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
•our ability to successfully contract with dialysis organizations for the sale of Auryxia and Vafseo in the U.S.;
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
Our collaboration, license and other revenue also depends on our partners’ ability to successfully market and sell Vafseo and Auryxia in the territories in which they have licensed our products. For example, in May 2023, we entered into a license agreement with MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, pursuant to which we granted Medice an exclusive license to market and sell Vafseo for the treatment of anemia in patients with CKD in the European Economic Area, or the EEA, the United Kingdom, Switzerland and Australia, or Medice Territory. Vafseo is currently marketed and sold by Medice in certain countries in the Medice Territory. If Medice’s launch of Vafseo in the Medice Territory is delayed or their sales are lower than anticipated, we may not receive the revenue that we expect from Medice on the timing anticipated, or at all.
In July 2024, we entered into a Termination and Settlement Agreement with CSL Vifor, or the Vifor Termination Agreement. Pursuant to the Vifor Termination Agreement, we agreed, among other things, to terminate, effective immediately, the Second Amended and Restated License Agreement that we entered into with CSL Vifor in February 2022, as amended in May 2024, or the Vifor License Agreement, pursuant to which we granted CSL Vifor an exclusive license to sell Vafseo to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of certain group purchasing
Akebia Therapeutics, Inc. | Form 10-Q | Page 41

organizations, and to certain non-retail specialty pharmacies in the U.S., which represents a significant portion of the potential market for Vafseo. As a result, we have regained our rights to sell Vafseo to Fresenius Kidney Care North America and its affiliates and certain other third-party dialysis organizations in the U.S. If we are not successful in contracting with dialysis organizations and commercializing Vafseo in a timely manner, or at all, our expected revenue related to Vafseo would be adversely impacted.
Pursuant to the Vifor License Agreement, CSL Vifor contributed $40.0 million to a working capital facility, or Working Capital Fund, established to partially fund our costs of purchasing Vafseo from our contract manufacturers. Pursuant to the terms of the Vifor Termination Agreement, we have agreed to repay the Working Capital Fund to CSL Vifor through quarterly tiered royalty payments ranging from 8% to 14% of our net sales of Vafseo in the U.S., or the WCF Royalty Payments. The WCF Royalty Payments will commence on July 1, 2025, and will continue until the earlier of (i) the cumulative total of the WCF Royalty Payments equals $40 million, or (ii) May 31, 2028. The WCF Royalty Payments are subject to minimum true-up milestones of $10 million, $20 million and $40 million, or the WCF Royalty True-Up Payments, on each of May 31, 2026, May 31, 2027 and May 31, 2028, respectively, or the WCF Royalty True-Up Dates. If the cumulative total of the WCF Royalty Payments paid to CSL Vifor on any given WCF Royalty True-Up Date is less than the respective WCF Royalty True-Up Payment, we will pay CSL Vifor a one-time payment equal to the difference between the WCF Royalty True-Up Payment and the cumulative total of the WCF Royalty Payments paid by us through such WCF Royalty True-Up Date. If we are not successful in contracting with dialysis organizations and commercializing Vafseo in a timely manner, we may be unable to repay all or part of the WCF Royalty Payments, which could have a material adverse impact on our consolidated financial statements.
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
In addition to any further costs not currently contemplated in our operating plan, our ability to achieve profitability and our financial position will depend, in part, on the rate of our future expenditures, the timing of our product, collaboration, license and other revenue, the timing and amount of any repayment of the WCF Royalty Payments, our continued compliance with the terms of the Agreement for the Provision of a Loan Facility, as amended, or the BlackRock Credit Agreement, with Kreos Capital VII (UK) Limited, which are funds and accounts managed by BlackRock Inc., collectively, BlackRock, and our ability to obtain additional funding, should it be needed. In addition, we expect to continue to incur significant expenses if and as we:
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 42

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
As of June 30, 2024, our cash and cash equivalents were $39.5 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia; develop and commercialize Vafseo in the U.S.; and develop and commercialize any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with R&D, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale. In addition, other unanticipated costs may arise. Because the outcomes of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete clinical development for any current or future product candidates or to complete post-marketing studies for Auryxia and Vafseo. Our future capital requirements depend on many factors, including:

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
•the results of our meetings with the FDA, the EMA and other regulatory authorities and any consequential effects, including on timing of and ability to obtain and maintain marketing approval, label expansion, study design, study size and resulting operating costs;
•any difficulties or delays in conducting our clinical trials, or enrolling patients in our clinical trials, for Auryxia, Vafseo or any other product candidates;
Akebia Therapeutics, Inc. | Form 10-Q | Page 43

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
We believe our existing cash resources and the cash we expect to generate from product, royalty, supply and license revenues are sufficient to fund our current operating plan for at least twenty-four months. However, if our operating performance deteriorates significantly from the levels expected in our operating plan, it would have an adverse effect on our liquidity and capital resources and could affect our ability to continue as a going concern in the future. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves numerous risks and uncertainties, and actual results could vary as a result of a number of factors, many of which are outside our control. We have based this estimate on assumptions that may be substantially different than actual results, and we could utilize our available capital resources sooner than we currently expect. In addition, if we fail to satisfy any of the covenants under the BlackRock Credit Agreement, and the loan is accelerated, or if certain pre-specified events occur and we are required to make principal payments to BlackRock sooner than we currently anticipate, such event could have a material adverse effect on our business. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, or that our cash resources and cash we expect to generate will fund our operating plan for the period anticipated by us, or that additional funding will be available on terms acceptable to us, or at all.
Any additional fundraising efforts may divert our management’s attention away from their day-to-day activities, which may adversely affect our ability to develop and commercialize Auryxia, Vafseo and any other products or product candidates, including those that may be in-licensed or acquired. Also, additional funds may not be available to us in sufficient amounts or on acceptable terms or at all. In addition, raising funds in the current economic environment may present additional challenges. For example, any sustained disruption in the capital markets from adverse macroeconomic conditions and an uncertain geopolitical environment, such as rising inflation, increasing interest rates, slower economic growth or recession, global supply chain disruptions, the Russia-Ukraine war, Israel-Hamas war and the war in the Middle East and tensions between China and Taiwan, could negatively impact our ability to raise capital, and we cannot predict the extent or duration of such macroeconomic disruptions. If we are unable to raise additional capital in sufficient amounts when needed or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development and/or
Akebia Therapeutics, Inc. | Form 10-Q | Page 44

commercialization of Auryxia, Vafseo and any other products or product candidates, including those that may be in-licensed or acquired. Any of these events could significantly harm our business, financial condition and prospects.
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
On May 9, 2023, we received a letter from Nasdaq stating that we had not regained compliance with the minimum bid price rule during the compliance period and were subject to delisting. On May 22, 2023, we received a letter from the Office of General Counsel of Nasdaq informing us that Nasdaq confirmed that we had regained compliance with the $1.00 per share minimum bid price requirement.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 45

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 46

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 47

The BlackRock Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants, financial covenants, events of default and other provisions and conditions that are customarily required for similar financings. The financial covenants under the BlackRock Credit Agreement require us to either (i) maintain cash and cash equivalents, measured as of the last day of each fiscal month, greater than or equal to $15.0 million or (ii) earn consolidated revenue, measured as of the last day of each fiscal month for the trailing twelve-month period, of $150.0 million. Failure to maintain compliance with these or other covenants would result in an event of default under the BlackRock Credit Agreement, which could result in enforcement action, including acceleration of amounts due under the BlackRock Credit Agreement, or limit our ability to make certain payments under the Vifor Termination Agreement.
The Term Loan Facility will accrue interest at a floating annual rate equal to the sum of (x) term Secured Overnight Financing Rate for a tenor of one month (subject to a floor of 4.25% per annum) plus (y) a margin of 6.75% per annum (subject to an overall cap of 15.00% per annum on the all-in interest rate). During the continuance of any payment event of default under the BlackRock Credit Agreement, the interest rate on such overdue sum will automatically increase by an additional 3.0% per annum, and may be subject to an additional late fee of 2.0% of such overdue sum. The Term Loan Facility does not amortize during the period commencing on the Closing Date and ending on December 31, 2025 (which was extended to December 31, 2026 at our option), or the Interest Only Period. We are required to pay interest and, after the Interest Only Period, principal on the first calendar day of each month. In the event of certain prespecified events, the repayment schedule will be accelerated. If any of these events occur, and we are required to repay principal sooner than we anticipate, it would have an adverse effect on our business.
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
Risks Related to Commercialization
Akebia Therapeutics, Inc. | Form 10-Q | Page 48

Our business is substantially dependent on the commercial success of Auryxia and Vafseo. If we are unable to continue to successfully commercialize Auryxia and commercially launch Vafseo, our results of operations and financial condition will be materially harmed.

Our business and our ability to generate product revenue largely depend on our, and our collaborators’, ability to successfully commercialize Auryxia and Vafseo. Our ability to generate revenue depends on our ability to execute on our commercialization plans, and the size of the market for, and the level of market acceptance of, Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired. If we are not able to execute contracts with dialysis organizations and other customers for the sale of Auryxia and Vafseo on favorable terms, in a timely manner, or at all, our revenue and results of operations will be adversely affected. If the size of any market for which a product or product candidate is approved decreases or is smaller than we anticipate, our revenue and results of operations could be materially adversely affected. For example, the approval for Vafseo in the U.S. is limited to the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months instead of all such adults. This limitation could affect the level of market acceptance of Vafseo.
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
In addition, we currently have exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protect us from generic drug competition until March 2025. Following LoE, in March 2025, the number of generic versions of Auryxia that enter the market will affect our revenue from Auryxia. We believe CMS’s decision to include phosphate binders in the dialysis bundle could potentially lead to higher sales of Auryxia after the LoE date than in other LoE scenarios, and plan to work with dialysis organizations, other customers and providers to continue the use of Auryxia beyond LoE. However, our ability to continue to generate revenue from sales of Auryxia following LoE will depend on many factors, including our ability to successfully contract with dialysis organizations, the timing and number of generics that enter the market and other products on the market that we compete with. If we are unable to maintain sales of Auryxia following LoE, our results of operations and financial condition will be materially harmed.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 49

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
•use at dialysis organizations and their willingness to include Auryxia or Vafseo in their formulary or protocols starting in 2025;
•the cost, safety and efficacy of the product in relation to alternative treatments;
•the timing of receipt of marketing approvals and product launch relative to competing products and potential generic entrants;
•the success of, or withdrawal from the market of, competing products;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 50

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
In addition, if we are not successful in contracting with dialysis organizations for the sale of Auryxia or Vafseo on favorable terms, in a timely matter or at all, we will not be successful in commercializing Auryxia and Vafseo.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 51

at their home. The inclusion of oral medications without injectable or intravenous equivalents such as Auryxia in the bundled payment was initially delayed by CMS until January 1, 2014, and through several subsequent legislative actions has been delayed until January 1, 2025.
Absent further legislation or regulation on this matter, beginning in January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including Auryxia and all other phosphate lowering medications, will be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. ESRD facilities may nonetheless receive a Transitional Drug Add-on Payment Adjustment, or TDAPA, for new renal dialysis drugs and biological products that meet certain criteria for a period of two years. The TDAPA will provide separate payment based on the drug’s Average Sales Price, or ASP, that will be in addition to the base rate in order to facilitate the adoption of innovative therapies. There can be no assurances that CMS will not again delay the inclusion of these oral ESRD-related drugs in the bundled payment. In addition, in July 2024 Ardelyx, Inc., or Ardelyx, filed a complaint in the United States District Court for the District of Columbia against the U.S. Department of Health and Human Services, or HHS, CMS and other parties, which alleged that CMS’s plan to include oral-only phosphate lowering therapies in the ESRD PPS violated its statutory and regulatory authority under the Medicare Improvements for Patients and Providers Act, which established the ESRD PPS bundled payment system for dialysis services in 2008. If Ardelyx is successful in its claims, oral-only phosphate lowering therapies, including Auryxia, may not be included in the ESRD bundle. Even if Auryxia is deemed eligible by CMS and included in the ESRD bundle, revenue for sales of Auryxia could be significantly less in the TDAPA period than it would be if Auryxia is not bundled into the ESRD PPS. Moreover, in the post-TDAPA period, CMS currently expects to increase the single bundled payment base rate paid to the dialysis facility for each dialysis treatment to reflect that oral only phosphate lowering drugs will be reimbursed as part of the single bundled payment for Medicare patients. There can be no assurances that any increase in the single bundled payment base rate will be sufficient to adequately reimburse the dialysis facilities for Auryxia at a price that allows us to continue to sell Auryxia at a profit.
In addition, in September 2018, CMS decided that Auryxia would no longer be covered by Medicare for the treatment of iron deficiency anemia, or IDA, in adult patients not on dialysis, or NDD-CKD. While this decision does not impact CMS coverage for the control of serum phosphorus levels in adult patients with anemia due to CKD in patients on dialysis, or DD-CKD, or the Hyperphosphatemia Indication, it requires Part D Plan sponsors to impose prior authorization or other steps to ensure that Auryxia is reimbursed only for the Hyperphosphatemia Indication. We decided beginning in 2022 to terminate certain Part D contracts, as patients no longer had the access benefit given the prior authorization requirement. Now patients must go through a medical exemption process, which is very similar to a prior authorization review. While we believe this had, and may continue to have, a negative impact on our overall sales volume, we believe it had a significant positive impact on our net selling price. However, if we experience additional negative impacts on our sales volume as a result of this change, it could have a negative impact on our product revenue.
Medicaid reimbursement of drugs varies by state. Private third-party payor reimbursement policies also vary and may or may not be consistent with Medicare reimbursement methodologies. Manufacturers of outpatient prescription drugs may be required to provide discounts or rebates under government healthcare programs or to certain third-party payors in order to obtain coverage of such products.
Additionally, we may be required to enter into contracts with third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status and we may not be able to agree upon commercially reasonable terms with such third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, third party payors, PBMs and other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. Four distributors, Fresenius Medical Care Rx, McKesson Corporation, Cardinal Health, Inc. and Cencora, Inc., formerly known as AmerisourceBergen Drug Corporation, in the aggregate, accounted for a significant percentage of our gross revenue during the three and six months ended June 30, 2024 and the year ended December 31, 2023. If we are not able to maintain our arrangements with these key distributors on favorable terms, on a timely basis or at all, or if there is any adverse change in one or more of these distributors’ business practices or financial condition, it would adversely impact the market opportunity for Auryxia, our product revenues and operating results.
We currently believe it is likely that Vafseo will be reimbursed using the TDAPA, followed by inclusion in the bundled reimbursement model for Medicare beneficiaries, but reimbursement under TDAPA is subject to review and approval by CMS. Additionally, obtaining reimbursement under the TDAPA for Vafseo is expected to take six months following filing acceptance, and we expect to receive reimbursement under TDAPA starting on January 1, 2025, which timing will affect adoption, uptake and product revenue for Vafseo. However, if there are updates to the TDAPA rule that decrease the basis for reimbursement or eligibility criteria during the transition period or if the TDAPA is eliminated, then our profitability may be adversely affected. For example, the Medicare Payment Advisory Commission, an independent legislative branch advisory body to Congress on
Akebia Therapeutics, Inc. | Form 10-Q | Page 52

issues related to the Medicare program, has recommended that TDAPA not be provided to newly approved drug products considered to fall within “functional categories” for which costs are already accounted for in the bundled reimbursement model, such as for anemia management drugs.
Further, we expect Vafseo to be included in the fixed reimbursement model for a bundle of dialysis services, or the bundle, which will require us to enter into contracts to supply Vafseo to specific dialysis providers, instead of through distributors, which we believe could be challenging. The dialysis market is unique and is dominated by two providers: DaVita and Fresenius Medical Care, which account for a vast majority of the dialysis population in the U.S. Under the Vifor Termination Agreement, we have regained our rights to sell Vafseo to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of group purchase organizations, and to certain non-retail specialty pharmacies in the U.S. See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Form 10-Q for additional information regarding the Vifor Termination Agreement. If we are not able to enter into a supply agreement with DaVita, Fresenius Medical Care or other dialysis organizations for the sale of Vafseo, our business may be materially harmed.
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
However, the failure to obtain reimbursement in one jurisdiction may negatively impact our ability to obtain reimbursement in another jurisdiction. In addition, we plan to rely on a partner to obtain approval by reimbursement authorities outside the U.S. Our partners may not be able to obtain such reimbursement approvals on a timely basis, if at all, and favorable pricing in certain countries depends on a number of factors, some of which are outside of our partners’ control. Vafseo was approved in Japan for the treatment of adult patients with anemia due to CKD and is being marketed by MTPC in Japan under the trade name Vafseo. Pricing and reimbursement strategy is a key component of MTPC’s commercialization plans for Vafseo in Japan. If coverage and reimbursement terms change, MTPC may not be able to, or may decide not to, continue commercialization of Vafseo in Japan. Furthermore, Vafseo was approved in Europe and Australia for the treatment of anemia due to CKD in DD-CKD patients. In Europe, reimbursement is obtained on a country-by-country basis and it is a time consuming process. In May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory. Medice launched Vafseo in certain countries in Europe and is working on securing pricing and reimbursement for Vafseo in markets across Europe. There is no guarantee of the timing or extent of reimbursement that they will receive in each country, if at all. If Medice is not able to obtain favorable pricing in the Medice Territory, or if such approvals are delayed, it will affect Medice’s sales of Vafseo in the Medice Territory, which could have an adverse effect on our results of operations.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 53

Auryxia is competing in the hyperphosphatemia market in the U.S. with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Sanofi, PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of the phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) and Unicycive’s RENAZORB™ (lanthanum dioxycarbonate), or could otherwise enter the market that may impact the market for Auryxia. In October 2023, the FDA approved XPHOZAH® (tenapanor), a phosphate absorption inhibitor that is marketed by Ardelyx and indicated to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy, which may adversely impact the market for Auryxia.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 54

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
The commercialization of ferric citrate, branded as Riona in Japan, Vafseo in Europe, Japan and other territories where it is approved, and our current and potential future efforts with respect to the development and commercialization of our products and product candidates outside of the U.S. subject us to a variety of risks associated with international operations, which could materially adversely affect our business.
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

In 2023, the marketing authorization for Vafseo was granted by the EMA, the United Kingdom Medicines and Healthcare Products Regulatory Agency, the Swiss Agency for Therapeutic Products, or Swissmedic, and the Australian Therapeutic Goods Administration, or TGA. In May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory, and we transferred the marketing authorization issued by the EMA, UK and Swissmedic to Medice. We will also transfer the marketing authorization for Australia to Medice. In addition, we have conducted and in the future plan to conduct clinical trials outside of the U.S. for Auryxia, Vafseo and any other product or product candidate that may be in-licensed or acquired. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing Auryxia and Vafseo outside the U.S., including, among others:
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 55

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
We may be unable to successfully complete clinical trials of Auryxia, Vafseo and our product candidates or to successfully obtain approval of label expansion for Vafseo or of our product candidates, if the results of those trials and studies are not positive or are only modestly positive, or if there are concerns with the product profile due to efficacy or safety. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, interim results of a clinical trial do not necessarily predict final results, and results of Phase 3 clinical trials for one indication may not be predictive of results of Phase 3 clinical trials for another indication. For example, we announced positive results from the INNO2VATE program; however, while Vafseo achieved the primary and key secondary efficacy endpoint in each of the two PRO2TECT studies, the PRO2TECT program did not meet the primary major adverse cardiovascular event, or MACE, safety endpoint. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we may face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. For example, in March 2022, we received the CRL for Vafseo indicating that the FDA had determined that it could not approve the NDA in its present form, thus delaying any potential approval of Vafseo. Following submission of the FDRR to the FDA in 2022, we filed a resubmission to our NDA for vadadustat in 2023. On March 27, 2024, the FDA approved our NDA for vadadustat under the trade name of Vafseo for the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months. However, we expended significant additional resources to obtain the approval of Vafseo and the commercialization of Vafseo was delayed, which had and could continue to have an adverse effect on our business.

We have several lifecycle management and label expansion opportunities currently under evaluation for Vafseo, one of which is the potential for alternative dosing, and another of which is label expansion for the treatment of adult patients with NDD-CKD. However, we may be required to complete additional clinical trials before seeking approval for each such opportunity, which are time consuming and expensive, and even though Vafseo is approved as a treatment for anemia due to CKD for dialysis dependent patients, we may not be successful in any of our life cycle management or label expansion opportunities in the timeframe anticipated by us, or at all. In addition, it is impossible to predict when or if any of our other product candidates will prove effective or safe in humans or will receive marketing approval or on what terms.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 56

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
•regulators, independent data monitoring committees, institutional review boards, safety committees, or ethics committees, may require that we suspend or terminate our clinical trials for various reasons, including noncompliance with regulatory requirements, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using our product candidate, or a finding that the participants are being exposed to unacceptable health risks;
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
•we may fail to initiate, delay or fail to complete a clinical trial as a result of an Investigational New Drug application, or IND, being placed on clinical hold by the FDA, the EMA, the PMDA, or other regulatory authorities, or for other reasons, such as failure to recruit or enroll suitable patients or patients’ failure to return for post-treatment follow up;
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
If any of the foregoing occurs, the following may result:
Akebia Therapeutics, Inc. | Form 10-Q | Page 57

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
Identifying and qualifying patients to participate in clinical trials is critical to our success. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our clinical trials. Patients may be unwilling to participate in our clinical trials because of concerns about investigational research studies, the time and commitment needed to participate in a study, adverse events observed with the product candidate under study, the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations. In addition, in the case of clinical trials of any product candidate, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug. Additionally, it is often more difficult to enroll special or particular subpopulations of patients, such as pediatric or elderly patients, due to a number of factors including parental or other caregiver considerations, concerns and burdens. For example, we began enrolling sites in a post-approval pediatric study for the Hyperphosphatemia Indication of Auryxia in the second quarter of 2022, which began patient recruitment in the third quarter of 2022, but enrollment of eligible pediatric patients in study sites continues to be very slow despite efforts to do so.
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
•site staffing shortages and turnover;
Akebia Therapeutics, Inc. | Form 10-Q | Page 58

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
Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance.
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
Undesirable effects caused by, or other undesirable properties of, Auryxia, Vafseo or any other product or product candidate, including those that may be in-licensed or acquired, or competing commercial products or product candidates in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials, could result in a more restrictive label or the delay, denial or withdrawal of marketing approval by the FDA or other regulatory authorities, and could lead to potential product liability claims. In addition, results of our clinical trials could reveal a high frequency of undesirable effects or unexpected characteristics. For example, in March 2022, we received the CRL from the FDA for our NDA for Vafseo in which the FDA concluded that the data in the NDA did not support a favorable benefit-risk assessment of Vafseo for dialysis and non-dialysis patients. The FDA expressed safety concerns noting failure to meet non-inferiority in MACE in the non-dialysis patient population, the increased risk of thromboembolic events, driven by vascular access thrombosis in dialysis patients, and the risk of drug-induced liver injury. As a result, we filed the FDRR and, following the FDRR, we filed a resubmission to our NDA, and the FDA approved Vafseo on March 27, 2024. However, the approved indication is limited to the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months.
Akebia Therapeutics, Inc. | Form 10-Q | Page 59

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
With respect to the global PRO2TECT Phase 3 program, the incidence of TEAEs during the erythropoiesis stimulating agent, or ESA, untreated patients study (Correction) in the Vafseo-treated patients was 90.9%, and 91.6% in darbepoetin alfa-treated patients. During the study, the most common TEAEs reported in Vafseo/darbepoetin alfa-treated patients were end-stage renal disease (34.7%/ 35.2%), hypertension (17.7%/ 22.1.%), hyperkalemia (12.3.%/ 15.6%), urinary tract infection (12.9%/ 12.0%), diarrhea (13.9%/ 10.0%), peripheral oedema (12.5%/ 10.5%), fall (9.6%/ 10%) and nausea (10%/ 8.2%). Serious TEAEs were 65.3% for Vafseo-treated patients and 64.5% for darbepoetin alfa-treated patients. The incidence of TEAEs during the ESA-treated patients study (Conversion) in Vafseo-treated patients was 89.1% and 87.7% in darbepoetin alfa-treated patients. During the study, the most common TEAEs reported in Vafseo/darbepoetin alfa-treated patients were end-stage renal disease (27.5%/ 28.4%), hypertension (14.4%/ 14.8%), urinary tract infection (12.2%/ 14.5%), diarrhea (13.8.%/ 8.8.%), peripheral
Akebia Therapeutics, Inc. | Form 10-Q | Page 60

oedema (9.9%/ 10.1%) and pneumonia (10.0%/ 9.7%). Serious TEAEs were 58.5% for Vafseo-treated patients and 56.6% for darbepoetin alfa-treated patients.
During the conduct of our Phase 3 program for Vafseo, our team and hepatic experts analyzed hepatic cases (unblinded to treatment) and, following the completion of our global Phase 3 clinical program for Vafseo, there was a review of hepatic safety across the Vafseo clinical program, which included eight completed Phase 2 and 3 studies in NDD-CKD patients, 10 completed Phase 1, 2, and 3 studies, and two then-ongoing Phase 3b studies in DD-CKD patients, and 18 completed studies in healthy subjects (17 Phase 1 and one Phase 3). This review consisted of a blinded re-assessment of hepatic events conducted by a separate panel of hepatic experts. While hepatocellular injury attributed to Vafseo was reported in less than 1% of patients, there was one case of severe hepatocellular injury with jaundice, and we cannot guarantee that similar events will not happen in the future. Additionally, the FDA expressed safety concerns related to the risk of drug-induced liver injury in the CRL that it issued in March 2022, which safety concerns were addressed following the FDRR and resubmission to our NDA.
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
Risks Related to Regulatory Approval
We may not be able to obtain marketing approval for any label expansion for Vafseo or any current or future product candidate, or we may experience significant delays in doing so, any of which would materially harm our business.
Clinical trials, manufacturing and marketing of any product or product candidate are subject to extensive and rigorous review and regulation by numerous governmental authorities in the U.S. and other jurisdictions. Before obtaining marketing approval for the commercial sale of any product candidate, we must demonstrate through rigorous and extensive preclinical development and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and marketing approval may never be achieved. Of the large number of drugs in development in the U.S. and in other jurisdictions, only a small percentage successfully complete the FDA’s and other regulatory jurisdictions’ marketing approval processes and are commercialized. Accordingly, even if we are able to obtain the requisite capital to continue to fund our development efforts, we may be unable to successfully obtain regulatory approval for any label expansion for Vafseo or for any product candidate, including those that may be in-licensed or acquired.
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
Vafseo is currently approved as a treatment for anemia due to CKD for dialysis dependent patients in the U.S., European Union, United Kingdom, Switzerland and Australia. We are not permitted to market Vafseo in any additional jurisdictions until the requisite approval from regulatory authorities in such jurisdiction is received. As a condition to receiving marketing approval for Vafseo in additional territories or for other indications, we may be required by regulatory authorities to conduct additional preclinical studies or clinical trials. For example, we have several lifecycle management and label expansion opportunities currently under evaluation for Vafseo, one of which is the potential for alternative dosing, and another of which
Akebia Therapeutics, Inc. | Form 10-Q | Page 61

is label expansion for the treatment of adult patients with NDD-CKD. However, we may be required to complete additional clinical trials before seeking approval for additional indications, which are time consuming and expensive, and even though Vafseo is approved as a treatment for anemia due to CKD for dialysis dependent patients, we may not be successful in any of our life cycle management or label expansion opportunities in the timeframe anticipated by us, or at all.
Obtaining marketing approval in the U.S. and other jurisdictions for any product candidate depends upon numerous factors, many of which are subject to the substantial discretion of the regulatory authorities, including that regulatory agencies may not complete their review processes in a timely manner and/or, following completion of the review process, may not grant marketing approval or such marketing approval may be limited. Furthermore, approval of a drug does not ensure successful commercialization. For example, on September 23, 2015, the European Commission, or EC, approved Fexeric (ferric citrate coordination complex) for the control of hyperphosphatemia in adult patients with CKD. Pursuant to the sunset clause under EU law, the EC’s approval of Fexeric in the EU was contingent on, among other things, our commencing marketing of Fexeric within three years; although we successfully negotiated an extension to December 23, 2019, we did not commence marketing Fexeric by such date and therefore the Fexeric approval in the EU has ceased to be valid. In April 2024, our partner Averoa submitted its marketing authorization application for ferric citrate in Europe.
Safety concerns with a given product may impact marketing approval. For example, safety concerns associated with the current standard of care for the indications for Vafseo may affect the FDA’s or other regulatory authorities’ review of the safety results of Vafseo. In addition, these regulatory authorities may not agree with our assessment of adverse events. Further, the policies or regulations, or the type and amount of clinical data necessary to gain approval, may change during the course of a product candidate’s clinical development and may vary among jurisdictions. It is possible that our product candidates will never obtain marketing approval in the U.S. or certain other jurisdictions or for some or all of the indications for which we seek approval.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 62

•the relevant regulatory authority’s onsite inspections may be delayed due to the recent COVID-19 pandemic or otherwise;
•we, or our CROs or other vendors, may fail to comply with GxP or fail to pass any regulatory inspections or audits;
•we or our third-party manufacturers may fail to perform in accordance with the FDA’s or other relevant regulatory authority’s cGMP requirements and guidance;
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
•the relevant regulatory authority may not approve the manufacturing processes or facilities of third-party manufacturers with whom we contract; or
•the policies or regulations of the relevant regulatory authority may significantly change in a manner that renders our clinical data insufficient for approval or requires us to amend or submit new clinical protocols.
Finally, our ability to develop and market new drug products may be impacted if litigation challenging the FDA’s approval of another company’s drug continues. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. Depending on the outcome of this litigation, if it continues, our ability to develop new drug product candidates and to maintain approval of existing drug products is at risk and could be delayed, undermined or subject to protracted litigation.
Products approved for marketing are subject to extensive post-marketing regulatory requirements, including post-approval pediatric studies for Auryxia and Vafseo, and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties, including withdrawal of marketing approval, if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, or product candidates, when and if approved.
Marketing approvals may be subject to limitations on the approved indicated uses for which the product may be marketed or other conditions of approval, or contain requirements or commitments for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or registries or observational studies. For example, in connection with the FDA approvals of Auryxia and Vafseo, we committed to the FDA to conduct certain post-approval pediatric studies of Auryxia and Vafseo under the Pediatric Research Equity Act of 2003, or PREA. Under PREA, an NDA or supplement to an NDA for certain drug products must contain data to assess the safety and effectiveness of the drug product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. With regard to the Hyperphosphatemia Indication for Auryxia, we initially committed to completing the original post-approval pediatric study and submitting a final report to the FDA by December 31, 2019. However, we did not complete the study according to the original schedule and therefore did not submit the required final report by December 31, 2019. Consequently, we received a notification of noncompliance with PREA. We have since been released from the original post marketing requirement, or PMR, and a new PMR was issued that provided that the final report was due in April 2024. In June 2023 we requested an extension of time for the submission of the final report and such request was denied by the FDA in August 2023. The PMR trial is ongoing and actively recruiting patients, but the final report for the trial was due in April 2024, so the trial is considered delayed. With regard to our IDA Indication, we initially committed to completing the post-approval pediatric study and submitting a final report to the FDA by January 2023. We did not meet a milestone relating to this post-approval pediatric study of Auryxia in a timely manner and received a notification from the FDA. Subsequently, the FDA agreed to extend the pediatric clinical trial timelines for the IDA Indication and required that the final report be submitted in August 2024. We subsequently communicated to the FDA that we would be delaying the start of the clinical trial in the IDA Indication while we work to produce smaller size tablets. In response, the FDA issued a partial clinical hold until we
Akebia Therapeutics, Inc. | Form 10-Q | Page 63

manufacture the smaller tablets and provide the FDA with relevant information regarding the smaller sized tablets for review. The FDA lifted the partial clinical hold in June 2022, however, we have not commenced start-up of this study as we are continuing to evaluate the protocol for the study. In February 2024, we requested an extension for the submission of the final report and such request was denied by the FDA in April 2024. If we are unable to complete these studies successfully by the applicable deadline, or have further delays in completing these studies, we will need to inform the FDA, have further discussions and, if the FDA finds that we failed to comply with pediatric study requirements, in violation of applicable law, it could institute enforcement proceedings to seize or enjoin the sale of Auryxia or seek civil penalties, which would have a material adverse impact on our ability to commercialize Auryxia and our ability to generate revenues from Auryxia.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 64

•laws and regulations governing the conduct of preclinical studies and clinical trials in the U.S. and other countries in which we are conducting such studies;
•anti-corruption and anti-bribery laws, including the FCPA, the UK Bribery Act and various other anti-corruption laws in countries outside of the U.S.;
•data privacy laws existing in the U.S., the EU, the UK and other countries in which we operate, including the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, state privacy and data protection laws, such as the California Consumer Privacy Act, or CCPA, as amended by the California Privacy Rights Act of 2020, or CPRA, as well as other state consumer protection laws, GDPR, any additional applicable EU member state, or EU Member State, data protection laws in force from time to time, the retained EU law version of the General Data Protection Regulation as saved into United Kingdom law by virtue of section 3 of the United Kingdom’s European Union (Withdrawal) Act 2018;
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
•analogous state laws and regulations, such as state anti-kickback and false claims laws and gift ban and transparency statutes, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by state Medicaid or other programs, or non-governmental third party payors, including private insurers,
Akebia Therapeutics, Inc. | Form 10-Q | Page 65

and which are not preempted by federal laws and often differ from state to state, thus complicating compliance efforts; and
•U.S. state laws restricting interactions with healthcare providers and other members of the healthcare community or requiring pharmaceutical manufacturers to implement certain compliance standards, which vary from state to state.
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
Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, such as the Pharmaceutical Research and Manufacturers of America Code on Interactions with Health Care Professionals. Additionally, some state and local laws require the registration and specific training of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA.
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
Several significant administrative law cases were decided by the U.S. Supreme Court in 2024, most notably Loper Bright Enterprises v. Raimondo, which overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc. Since 1984, Chevron had required that courts defer to reasonable agency interpretations of statutes and agency action. In Loper Bright, the Supreme Court held that the U.S. Administrative Procedure Act requires courts to exercise their independent judgment when deciding whether an agency has acted within its statutory authority, and that courts may not defer to an agency interpretation solely because a statute is ambiguous. These decisions may result in additional legal challenges to regulations and guidance issued by federal regulatory agencies, including the FDA and CMS, that we have relied on and intend to rely on in the future. Any such challenges, if successful, could have an impact on our business, and any such impact could be material. In addition to potential changes to regulations and agency guidance as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays in and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 66

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
Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Exchange Act signed into law as part of the Consolidated Appropriations Act of 2023, or the Consolidated Appropriations Act, companies may also provide information that is consistent with a product’s FDA-approved labeling and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We intend to engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. Although we believe we have put in place a robust compliance program and processes designed to ensure that all such activities are performed in a legal and compliant manner, such program and processes may not be sufficient to deter or detect all violations, and we will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.
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
Disruptions at the FDA, regulatory authorities outside the U.S. and other government agencies caused by global health concerns or funding shortages could prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 67

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 68

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
In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2025 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states (including Vermont) are considering such legislation for 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 69

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
In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of drugs from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a
Akebia Therapeutics, Inc. | Form 10-Q | Page 70

state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) have submitted Section 804 Importation Program proposals to the FDA and, on January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. Florida now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.
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
Absent further legislation or regulation on this matter, beginning in January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including Auryxia and all other phosphate lowering medications, will be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. ESRD facilities may nonetheless receive a TDAPA for new renal dialysis drugs and biological products that meet certain criteria for a period of two years. The TDAPA will provide separate payment based on the drug's ASP that will be in addition to the base rate in order to facilitate the adoption of innovative therapies. There can be no assurances that CMS will determine that Auryxia will qualify for TDAPA status or that CMS will not again delay the inclusion of these oral ESRD-related drugs in the bundled payment. In addition, in July 2024 Ardelyx filed a complaint in the United States District Court for the District of Columbia against HHS, CMS and other parties, which alleged that CMS’s plan to include oral-only phosphate lowering therapies in the ESRD PPS violated its statutory and regulatory authority under the Medicare Improvements for Patients and Providers Act, which established the ESRD PPS bundled payment system for dialysis services in 2008. If Ardelyx is successful in its claims, oral-only phosphate lowering therapies, including Auryxia, may not be included in the ESRD bundle, which could adversely affect sales of Auryxia. Even if Auryxia is deemed eligible by CMS, and included in the ESRD bundle, revenue for sales of Auryxia could be significantly less in the TDAPA period than it would be if Auryxia is not bundled into the ESRD PPS. Moreover, in the post-TDAPA period, CMS currently expects to increase the single bundled payment base rate paid to the dialysis facility for each dialysis treatment to reflect that oral only phosphate lowering drugs will be reimbursed as part of the single bundled payment for Medicare patients. There can be no assurances that any increase in the single bundled payment base rate will be sufficient to adequately reimburse the dialysis facilities for Auryxia at a price that allows us to sell Auryxia at a profit.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 71

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
On June 6, 2023, Merck & Co. Inc. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 72

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 73

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
We sublicensed the rights to commercialize Riona to JT and Torii in Japan. We also entered into a collaboration agreement with MTPC to develop and commercialize Vafseo in Japan and certain other Asian countries. In addition, we granted to Averoa an exclusive license to develop and commercialize ferric citrate in the EEA, Turkey, Switzerland and the United Kingdom. Furthermore, in May 2023, we entered into a license agreement with Medice, pursuant to which we granted Medice an
Akebia Therapeutics, Inc. | Form 10-Q | Page 74

exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory. We may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our and our partners' commercialization efforts with respect to Auryxia, Riona, Vafseo and any other product candidates. We may not be able to maintain our collaborations for development and commercialization. For example, on May 13, 2022, Otsuka Pharmaceutical Co. Ltd., or Otsuka, elected to terminate our collaboration agreements with them, and we subsequently negotiated a Termination and Settlement Agreement with Otsuka. This termination by Otsuka may have delayed the launch of Vafseo in Europe or other territories previously licensed to Otsuka or adversely affected how we are perceived in scientific and financial communities. For example, in August 2023, Medice informed us that their launch of Vafseo in certain countries in the Medice Territory was going to be later than previously anticipated due to the activities required to enable the launch. If we are unable to maintain our collaborations, we may not be able to capitalize on the market potential of our products or product candidates, and our business could be materially harmed.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 75

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
We do not have any manufacturing facilities and do not expect to independently manufacture any products or product candidates. We currently rely, and expect to continue to rely, on third party manufacturers to produce all of our commercial,
Akebia Therapeutics, Inc. | Form 10-Q | Page 76

clinical and preclinical supply. We also utilize third parties for the commercial distribution of Auryxia, including wholesale distributors and certain specialty pharmacy providers, and we will utilize third parties for the commercial distribution of Vafseo. Our reliance on third party manufacturers, who have control over the manufacturing process, increases the risk that we will not have or be able to maintain or distribute sufficient quantities of Auryxia, Vafseo or any of our product candidates or the ability to obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our and our partners' development or commercialization efforts.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 77

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 78

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 79

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

The biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our service providers in China, which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the UK, could also negatively impact our ability to manufacture Vafseo or other product candidates or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay the commercialization of Vafseo or other product candidates.
Risks Related to our Intellectual Property
Akebia Therapeutics, Inc. | Form 10-Q | Page 80

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 81

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 82

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
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted regarding non-patent exclusivity. For example, EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the EC in November 2020. The EC’s proposal for revision of several legislative instruments related to medicinal products, which may reduce the duration of regulatory data protection and exclusivity periods for orphan drugs, and revise the eligibility for expedited pathways in addition to other changes, was published on April 26, 2023. On April 10, 2024, the European Parliament adopted a position on the proposal requesting several amendments to the package. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.
We cannot assure you that Auryxia, Vafseo or any of our potential future products will obtain such pediatric exclusivity, NCE exclusivity or any other market exclusivity in the U.S., EU or any other territory, or that we will be the first to receive the
Akebia Therapeutics, Inc. | Form 10-Q | Page 83

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
Although the composition and use of Auryxia is currently claimed by 14 issued patents that are listed in the FDA’s Orange Book, or OB, and the composition and use of Vafseo is currently claimed by 13 issued patents that are listed in the OB, we cannot assure you that we will be successful in defending against third parties attempting to invalidate or design around our patents or asserting that our patents are invalid or otherwise unenforceable or not infringed, or in competing against third parties introducing generic equivalents of Auryxia, Vafseo or any of our potential future products. If our Orange Book-listed patents are successfully challenged by a third party and a generic version of Auryxia or Vafseo is approved and launched sooner than we anticipate, revenue from Auryxia or Vafseo, respectively, could decline significantly, which would have a material adverse effect on our sales, results of operations and financial condition.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 84

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
We are currently involved in an opposition proceeding in the Indian Patent Office. The proceeding may be ongoing for a number of years and may involve substantial expense and diversion of employee resources from our business. In addition, we may become involved in additional opposition proceedings or other legal or administrative proceedings in the future. For more information, see the other risk factors under “Risks Related to our Intellectual Property”.
Akebia Therapeutics, Inc. | Form 10-Q | Page 85

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 86

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
For example, we supply or have agreed to supply, as applicable, Auryxia in Europe, Vafseo in Japan, Europe, the U.S. and other territories where it is approved for commercial and clinical use to MTPC, Medice and Averoa, which will require us to successfully manage our limited financial and managerial resources. In addition, we may not be able to obtain the raw materials or product that we need, or the cost of the raw materials or product may be higher than expected. If we are unable to successfully manage our supply obligations, our ability to commercialize our products or supply such products to our partners could have a material adverse effect on our relationships with our partners and our results of operations.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 87

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 88

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 89

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 90

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
Our financial statements include long-lived assets, including goodwill and an intangible asset as a result of the Merger. The intangible asset has become impaired and could become further impaired in the future under certain conditions. In addition, other long-lived assets, including property and equipment, right-of-use assets or goodwill could become impaired in the future under certain conditions. Any potential future impairment of property and equipment, our right-of-use assets, goodwill or intangible asset may significantly impact our results of operations and financial condition.
As of June 30, 2024, we had approximately $77.1 million in the aggregate of goodwill and a definite lived intangible asset from the Merger, $2.9 million of property and equipment and $10.4 million right-of-use assets. In accordance with ASC 350, Goodwill and Other, we are required annually for goodwill, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill and intangible asset. In addition, under ASC 360, Property, Plant and Equipment, we are required to review our property and equipment and right-of-use assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events giving rise to impairment of long-lived assets are an inherent risk in the pharmaceutical industry and often cannot be predicted.
Conditions that could indicate impairment and necessitate such a review include, but are not limited to, Auryxia’s commercial performance, our inability to execute on our strategic initiatives, the deterioration of our market capitalization such that it is significantly below our net book value, a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action or assessment by a regulator. To the extent we conclude our long-lived assets have become impaired, we may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on our future operating results and financial position. The estimates, judgments and assumptions used in our impairment analyses, and the results of our analyses, are discussed in Note 2, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements and Supplementary Data of this Form 10-Q. If these estimates, judgments and assumptions change in the future, including if Auryxia does not meet its current forecasted projections, additional impairment charges related to plant and equipment, right-of-use assets, goodwill or our intangible asset could be recorded in the future and additional corresponding adjustments may need to be made to the
Akebia Therapeutics, Inc. | Form 10-Q | Page 91

estimated useful life of the developed product rights for Auryxia, which could materially impact our financial position, certain of our material agreements, and our future operating results.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 92

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 93

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
We are currently subject to an opposition proceeding in the Indian Patent Office as described in Part I, Item 3. Legal Proceedings in our 2023 Form 10-K, filed with the Securities and Exchange Commission on March 14, 2024, and additional claims may arise in the future. In addition, securities class action and derivative lawsuits and other legal proceedings are often brought against companies for any of the risks described in this Form 10-Q following a decline in the market price of their securities. In connection with any litigation or other legal proceedings, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. Monetary damages or any other adverse judgment would have a material adverse effect on our business and financial position. In addition, if other resolution or actions taken as a result of legal proceedings were to restrain our ability to operate or market our products and services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We could also suffer an adverse impact on our reputation, negative publicity and a diversion of management’s attention and resources, which could have a material adverse effect on our business.
Risks Related to our Common Stock
Our stock price has been and may continue to be volatile, which could result in substantial losses for holders or future purchasers of our common stock and lawsuits against us and our officers and directors.
Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated biopharmaceutical companies specifically have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as rising inflation and increasing interest rates. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Stock Market has ranged from a low of $0.24 on October 24, 2022 to a high of $31.00 on June 20, 2014. The daily closing market price for our common stock varied between a high price of $1.63 on April 1, 2024 and a low price of $0.86 on June 25, 2024 in the three-month period ending on June 30, 2024. During that time, the price of our common stock ranged from an intra-day low of $0.80 per share to an intra-day high of $1.93 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, including, among others, developments related to and results of our research or clinical trials, developments related to our regulatory submissions and meetings with regulatory authorities, commercialization of Auryxia, Vafseo, and any other product candidates, announcements by us or our competitors of significant transactions or strategic collaborations, negative publicity around Auryxia or Vafseo, regulatory or legal developments in the U.S. and other countries, developments or disputes concerning our intellectual property, the recruitment or departure of key personnel including as a result of our reductions in workforce, actual or anticipated changes in estimates as to financial results, changes in the structure of healthcare payment systems, market conditions in the biopharmaceutical sector, potential delisting from The Nasdaq Stock Market and other factors beyond our control. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 94

The issuance of additional shares of our common stock or the sale of shares of our common stock by any of our directors, officers or significant stockholders will dilute our stockholders’ ownership interest in Akebia and may cause the market price of our common stock to decline.
Most of our outstanding common stock can be traded without restriction at any time. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of stockholders intend to sell such shares, could reduce the market price of our common stock. The shares beneficially owned by CSL Vifor have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder, but if they are registered in the future, those shares would become freely tradable and, if a large portion of such shares are sold, could cause the price of our common stock to decline.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 95

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the quarter ended June 30, 2024, we did not have any sales of unregistered securities.
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
The following table describes, for the second quarter of 2024, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):
Akebia Therapeutics, Inc. | Form 10-Q | Page 96

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Erik J. Ostrowski (Senior Vice President, Chief Financial Officer, Chief Business Officer and Treasurer)	Adoption (June 21, 2024)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted	Sale	Until final settlement of any restricted stock units, or RSUs	Indeterminable (1)
Nicholas Grund (Senior Vice President, Chief Commercial Officer)	Adoption (May 13, 2024)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted	Sale	Until final settlement of any RSUs	Indeterminable (1)
Michel Dahan (Former Senior Vice President, Chief Operating Officer)	Adoption (May 31, 2024)	Rule 10b5-1 Non-Discretionary Option Exercise and Stock Sale Plan	Sale	Until March 31, 2025	Up to an aggregate of 823,166 shares
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

Akebia Therapeutics, Inc. | Form 10-Q | Page 97

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

3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (001-36352), filed on April 28, 2023).

10.1*	Seventh Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and the Company dated May 6, 2024.

10.2*!	Amendment #2 to Supply Agreement, dated as of April 15, 2024, by and between the Company and STA Pharmaceutical Hong Kong Limited.

10.3*!	Amendment #1 to Second Amended and Restated License Agreement, dated May 3, 2024, by and between the Company and Vifor (International) Ltd.

10.4*!	Termination and Settlement Agreement, dated July 10, 2024, by and between the Company and Vifor (International) Ltd.

10.5*!	Amendment #1 to Agreement for the Provision of a Loan Facility, dated July 10, 2024, by and between the Company and Kreos Capital VII (UK) Limited.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed, or submitted electronically, herewith
Akebia Therapeutics, Inc. | Form 10-Q | Page 98

! Indicates portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

Akebia Therapeutics, Inc. | Form 10-Q | Page 99

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: August 8, 2024	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Erik J. Ostrowski
Erik J. Ostrowski
Senior Vice President, Chief Financial Officer, Chief Business Officer and Treasurer (Principal Financial Officer)

Date: August 8, 2024	By:	/s/ Richard C. Malabre
Richard C. Malabre
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Akebia Therapeutics, Inc. | Form 10-Q | Page 100