Form 10-Q
period 2024-09-30
Akebia Therapeutics, Inc.
filed 2024-11-07
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of November 4, 2024 was 218,181,202.

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
•additional costs we may incur due to events associated with or resulting from our prior workforce reductions or other operating expenses, including additional costs related to vadadustat and selling, general and administrative expenses; and
•the timing, outcome and impact of any future legal proceedings.
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
•Our stock price has been and may continue to be volatile, which could result in substantial losses for holders or future purchasers of our common stock and lawsuits against us and our officers and directors and could result in substantial costs.

Akebia Therapeutics, Inc.
Form 10-Q
For the Quarter Ended September 30, 2024

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 1

PART I—FINANCIAL INFORMATION
Item 1.  Financial Statements.
Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$34,019	$42,925
Inventories	20,493	15,691
Accounts receivable, net	32,170	39,290
Prepaid expenses and other current assets	13,438	20,243
Total current assets	100,120	118,149
Property and equipment, net	2,533	3,629
Operating right-of-use assets	9,300	12,416
Intangible asset, net	9,011	36,042
Goodwill	59,044	59,044
Other long-term assets	27,134	12,423
Total assets	$207,142	$241,703
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$13,494	$14,635
Accrued expenses and other current liabilities	52,215	67,735
Current portion of long-term debt	—	17,500
Total current liabilities	65,709	99,870
Long-term deferred revenue	—	43,296
Long-term operating lease liabilities	4,937	8,947
Long-term debt, net	38,355	17,183
Liability related to settlement royalties	47,731	—
Liability related to sale of future royalties, net of current portion	52,381	54,013
Working Capital Fund liability	40,203	40,093
Warrant liability	3,501	—
Other long-term liabilities	4,727	8,885
Total liabilities	257,544	272,287
Commitments and contingencies (Note 10)
Stockholders' deficit:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock $0.00001 par value; 350,000,000 shares authorized at September 30, 2024 and December 31, 2023; 211,542,122 and 194,582,539 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	1,605,146	1,578,358
Accumulated other comprehensive income	6	6
Accumulated deficit	(1,655,556)	(1,608,950)
Total stockholders' deficit	(50,402)	(30,584)
Total liabilities and stockholders' deficit	$207,142	$241,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 2

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023
Revenues
Product revenue, net	$35,592	$40,118	$107,810	$117,068
License, collaboration and other revenue	1,836	1,928	5,873	21,359
Total revenues	37,428	42,046	113,683	138,427
Cost of goods sold
Cost of product and other revenue	5,150	8,998	15,780	28,452
Amortization of intangible asset	9,011	9,011	27,032	27,032
Total cost of goods sold	14,161	18,009	42,812	55,484
Operating expenses:
Research and development	8,487	13,330	25,866	53,214
Selling, general and administrative	26,516	22,710	78,870	74,797
License	769	864	2,242	2,381
Restructuring	—	169	58	181
Total operating expenses	35,772	37,073	107,036	130,573
Loss from operations	(12,505)	(13,036)	(36,165)	(47,630)
Other income (expense)
Interest expense	(6,661)	(1,410)	(11,308)	(4,614)
Other (expense) income	(17)	(43)	39	229
Change in fair value of warrant liability	(856)	—	1,345	—
Loss on extinguishment of debt	—	—	(517)	—
Loss on termination of lease	—	—	—	(524)
Net loss before income taxes	$(20,039)	$(14,489)	$(46,606)	$(52,539)
Net loss	$(20,039)	$(14,489)	$(46,606)	$(52,539)
Comprehensive loss	$(20,039)	$(14,489)	$(46,606)	$(52,539)

Net loss per share:
Basic and diluted	$(0.10)	$(0.08)	$(0.22)	$(0.28)

Weighted average common shares outstanding:
Basic and diluted	210,348,459	188,306,350	208,343,679	186,643,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Akebia Therapeutics, Inc. | Form 10-Q | Page 3

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(dollars in thousands)	Shares	Amount
Balance at December 31, 2022	184,135,714	$2	$1,562,247	$6	$(1,557,025)	$5,230
Proceeds from sale of stock under employee stock purchase plan	103,500	—	34	—	—	34
Stock-based compensation expense	—	—	2,489	—	—	2,489
Restricted stock unit vesting	1,596,732	—	—	—	—	—
Net loss	—	—	—	—	(26,876)	(26,876)
Balance at March 31, 2023	185,835,946	$2	$1,564,770	$6	$(1,583,901)	$(19,123)
Stock-based compensation expense	—	—	3,490	—	—	3,490
Restricted stock unit vesting	2,292,923	—	—	—	—	—
Net income	—	—	—	—	(11,172)	(11,172)
Balance at June 30, 2023	188,128,869	$2	$1,568,260	$6	$(1,595,073)	$(26,805)
Proceeds from sale of stock under employee stock purchase plan	96,694	—	50	—	—	50
Stock-based compensation expense	—	—	1,824	—	—	1,824
Restricted stock unit vesting	88,244	—	—	—	—	—
Net loss	—	—	—	—	(14,489)	(14,489)
Balance at September 30, 2023	188,313,807	$2	$1,570,134	$6	$(1,609,562)	$(39,420)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
(dollars in thousands)	Shares	Amount
Balance at December 31, 2023	194,582,539	$2	$1,578,358	$6	$(1,608,950)	$(30,584)
Issuance of common stock, net of issuance costs	13,261,311	—	18,740	—	—	18,740
Proceeds from sale of stock under employee stock purchase plan	92,321	—	70	—	—	70
Exercise of options	280,260	—	141	—	—	141
Stock-based compensation expense	—	—	2,360	—	—	2,360
Restricted stock unit vesting	1,237,718	—	—	—	—	—
Net loss	—	—	—	—	(17,985)	(17,985)
Balance at March 31, 2024	209,454,149	$2	$1,599,669	$6	$(1,626,935)	$(27,258)
Exercise of options	23,892	—	14	—	—	14
Stock-based compensation expense	—	—	2,072	—	—	2,072
Restricted stock unit vesting	451,104	—	—	—	—	—
Net loss	—	—	—	—	(8,582)	(8,582)
Balance at June 30, 2024	209,929,145	$2	$1,601,755	$6	$(1,635,517)	$(33,754)
Issuance of common stock, net of issuance costs	1,242,662	—	1,662	—	—	1,662
Proceeds from sale of stock under employee stock purchase plan	97,411	—	83	—	—	83
Exercise of options	2,312	—	—	—	—	—
Stock-based compensation expense	—	—	1,646	—	—	1,646
Restricted stock unit vesting	270,592	—	—	—	—	—
Net loss	—	—	—	—	(20,039)	(20,039)
Balance at September 30, 2024	211,542,122	$2	$1,605,146	$6	$(1,655,556)	$(50,402)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-Q | Page 4

Akebia Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Operating Activities:
Net loss	$(46,606)	$(52,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,127	1,191
Amortization of intangible asset	27,032	27,032
Change in fair value of warrant liability	(1,345)	—
Non-cash royalty revenue related to sale of future royalties	(1,390)	(1,423)
Non-cash research and development expense	—	782
Non-cash interest expense	7,475	1,318
Non-cash operating lease expense	3,116	(1,221)
Non-cash write-off from termination of lease	—	(825)
Non-cash loss on extinguishment of debt	294	—
Write-down of inventory	2,403	1,327
Change in excess inventory purchase commitments	2,068	—
Stock-based compensation expense	6,078	7,803
Changes in operating assets and liabilities:
Accounts receivable	7,120	17,692
Inventory	(19,905)	9,238
Prepaid expenses and other current assets	6,805	10,043
Other long-term assets	625	(8,175)
Accounts payable	(3,758)	(9,747)
Accrued expense and other current liabilities	(17,652)	(13,735)
Operating lease liabilities	(3,212)	1,128
Deferred revenue	—	(3,738)
Other long-term liabilities	(6,468)	(7,227)
Net cash used in operating activities	(36,193)	(21,076)
Investing Activities:
Purchases of equipment	(31)	—
Net cash used in investing activities	(31)	—
Financing Activities:
Proceeds from the issuance of debt	45,000	—
Payments of issuance costs related to BlackRock Credit Agreement	(1,272)	—
Proceeds from issuance of common stock, net of issuance costs	20,402	—
Proceeds from issuance of stock under employee stock purchase plan	153	84
Proceeds from the exercise of stock options	155	—
Repayment of term debt	(37,100)	(24,000)
Net cash provided by (used in) financing activities	27,338	(23,916)
Decrease in cash, cash equivalents and restricted cash	(8,886)	(44,992)
Cash, cash equivalents and restricted cash — beginning of period	44,579	93,169
Cash, cash equivalents and restricted cash — end of period	$35,693	$48,177

Non-cash financing activities
Issuance of warrants in connection with BlackRock Credit Agreement	$4,846	$—

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
As of September 30, 2024, the Company had cash and cash equivalents of approximately $34.0 million. Based on its current operating plan, the Company believes that its cash resources and the cash the Company expects to generate from product, royalty, supply and license revenues will be sufficient to fund its current operating plan for at least twelve months from the filing of this Quarterly Report on Form 10-Q, or Form 10-Q. However, if the Company’s operating performance deteriorates significantly from the levels expected in the Company’s operating plan, it would affect the Company’s liquidity and its ability to continue as a going concern in the future. The Company expects to finance future cash needs through product and license, collaboration and other revenue, including royalties and revenue from supply agreements. In addition, the Company may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions, consider other cash-generating or saving measures or a combination of these approaches or other strategic alternatives. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company or that its cash resources will fund its operating plan for the period of time anticipated by the Company, or that additional funding will be available on terms acceptable to the Company, or at all.
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
In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or any other future period.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 6

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements herein.
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
Significant estimates and judgments reflected in these unaudited condensed consolidated financial statements include, but are not limited to: accrued expenses, other long-term liabilities, a liability related to settlement royalties, revenues, including various rebates, returns and reserves related to product sales, inventories, classification of expenses between cost of goods sold, R&D and selling, general and administrative, long-term assets, including the Company's right-of-use assets, intangible asset and goodwill.
Cash, Cash Equivalents and Restricted Cash
In determining its cash, cash equivalents and restricted cash, the Company considers only those highly liquid investments, readily convertible to cash within 90 days from the date of purchase to be cash equivalents. As of September 30, 2024, cash and cash equivalents primarily included cash on hand.
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
The following table reconciles cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the total amounts showing in the consolidated statements of cash flows:

(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$34,019	$42,925
Restricted cash included in other long-term assets	1,674	1,654
Total cash, cash equivalents and restricted cash	$35,693	$44,579
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
The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables and the overall quality and age of those invoices not specifically reviewed as well as historical payment patterns and existing economic factors. The Company believes that credit risks associated with its customers and collaboration partners are not significant. The Company's allowance for credit losses was $0.5 million and $1.0 million as of September 30, 2024 and December 31, 2023, respectively.
Akebia Therapeutics, Inc. | Form 10-Q | Page 7

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity related to the Company's allowance for credit losses (in thousands):

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$1,029	$1,106
Provision for bad debts	194	(562)
Recoveries/(write-offs)	(695)	—
Ending balance	$528	$544
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
3.FAIR VALUE OF FINANCIAL INSTRUMENTS
The tables below present certain assets and liabilities measured at fair value categorized by the level of input used in the valuation of each asset and liability (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Long-term liability:
Warrant liability	$—	$3,501	$—	$3,501

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$1,504	$—	$—	$1,504
Warrant liability – The warrant liability is classified within Level 2 of the fair value hierarchy because it is valued using inputs which are observable either directly or indirectly. The fair value was calculated using the Black-Scholes option pricing model using the following key inputs: volatility, risk-free rate, dividend yield and expected term.
Cash equivalents — Money market funds included within cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. As of September 30, 2024, the Company did not have any money market funds included in cash equivalents.

Akebia Therapeutics, Inc. | Form 10-Q | Page 8

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.INVENTORIES
Inventories consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Inventories, current:
Work-in-process	$11,861	$4,297
Finished goods	8,632	11,394
Inventories, current	$20,493	$15,691
Long-term inventories included in other long-term assets:
Raw materials	635	1,143
Work-in-process	23,476	8,260
Finished goods	607	—
Inventories, long-term	24,718	9,403
Total inventories	$45,211	$25,094
Inventory written down for Auryxia as a result of excess, obsolescence, scrap or other reasons charged to cost of product and other revenue in the unaudited condensed consolidated statements of operations and comprehensive loss totaled approximately $1.3 million and $2.4 million during the three and nine months ended September 30, 2024, respectively, and $0.7 million and $1.3 million during the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2024, the Company realized lower cost of product and other revenue of $3.7 million and $12.3 million, respectively, due to the Company's ability to commercially sell inventory previously written down to zero, its then net realizable value.
Prior to the FDA’s approval of Vafseo on March 27, 2024, all costs for the manufacture of product to support clinical development and commercial launch, including pre-launch inventory, were expensed as incurred. Pre-launch inventory manufactured prior to the FDA approval of Vafseo will be used in commercial production until it is depleted. As of September 30, 2024 and December 31, 2023, the Company had cumulatively expensed $28.4 million in pre-launch inventory costs for Vafseo intended for the U.S. launch.
5.INTANGIBLE ASSET AND GOODWILL
Intangible Asset
Intangible asset, net of accumulated amortization, prior impairments and adjustments as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024			December 31, 2023
Intangible asset:	Gross Carrying Value	Accumulated Amortization	Net Book Value	Net Book Value	Estimated Useful Life
Developed product rights for Auryxia	$214,705	$(205,694)	$9,011	$36,042	6 years
The Company recorded $9.0 million in amortization expense for each of the three months ended September 30, 2024 and 2023, and $27.0 million for each of the nine months ended September 30, 2024 and 2023 related to the developed product rights for Auryxia.
Goodwill
As of September 30, 2024 and December 31, 2023, the Company had goodwill of $59.0 million in connection with the December 2018 merger with Keryx. The Company has not identified any goodwill impairment to date.
6.ADDITIONAL BALANCE SHEET DETAIL
Prepaid expenses and other current assets are as follows (in thousands):
Akebia Therapeutics, Inc. | Form 10-Q | Page 9

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Description	September 30, 2024	December 31, 2023
Prepaid manufacturing	$7,227	$14,489
Other	6,211	5,754
Total prepaid expenses and other current assets	$13,438	$20,243
Prepaid manufacturing expenses include advance payments to contract manufacturing organizations, or CMOs, for active pharmaceutical ingredient, or API, or drug substance. Such amounts are reclassified to work-in-process inventory upon the quality release of the batches and transfer of title to the Company from the CMO. Prior to receiving regulatory approval for Vafseo, such amounts were expensed to R&D upon the quality release of the batches and transfer of title to the Company from the CMO. See Note 4, Inventories, for further information on inventories, including pre-launch inventory.
Other long-term assets are as follows (in thousands):

Description	September 30, 2024	December 31, 2023
Long-term inventories	$24,718	$9,403
Restricted cash	1,674	1,654
Other	742	1,366
Total other long-term assets	$27,134	$12,423
See Note 4, Inventories, for further information on long-term inventories.
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
Prepaid expenses and other current assets and other long-term assets as of September 30, 2024 included approximately $0.2 million and $0.7 million of capitalized implementation costs, respectively. There were no implementation costs capitalized as of December 31, 2023. Amortization expense for the capitalized implementation costs was $0.1 million for the three and nine months ended September 30, 2024. There was no amortization expense for the three and nine months ended September 30, 2023.
Accrued expenses and other current liabilities consists of the following (in thousands):

Description	September 30, 2024	December 31, 2023
Product revenue allowances	$15,361	$22,940
Product return reserves, current portion	3,380	5,420
Clinical trial costs	573	328
Compensation and related benefits	7,565	8,216
Operating lease liabilities, current portion	5,289	4,491
Royalties due to Panion & BF Biotech, Inc.	2,897	3,989
Professional fees	1,130	1,909
Accrued manufacturing costs	645	5,555
Restructuring costs, current portion	762	737
BioVectra, Inc. termination fees, current portion	9,421	7,500
Liability related to sale of future royalties, current portion	2,235	2,048
Other	2,957	4,602
Total accrued expenses and other current liabilities	$52,215	$67,735
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
The Term Loan Facility will accrue interest at a floating annual rate equal to the sum of (i) term Secured Overnight Financing Rate, or SOFR, for a tenor of one month (subject to a floor of 4.25% per annum) plus (ii) a margin of 6.75% per annum (subject to an overall cap of 15.00% per annum on the all-in interest rate). As of September 30, 2024, the Company's interest rate was 11.59%. The Company recognized interest expense related to the BlackRock Credit Agreement of $1.7 million and $5.5 million during the three and nine months ended September 30, 2024, respectively.
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
As of September 30, 2024, future principal payments under the BlackRock Credit Agreement are as follows (in thousands):

Principal Payments
2024	$—
2025	—
2026	—
2027	41,363
2028	1,589
Total before unamortized discount and issuance costs	42,952
Less: unamortized discount and issuance costs	(4,597)
Total term loans	$38,355
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 11

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 10, 2024, in connection with the Vifor Termination and Settlement Agreement, or the Vifor Termination Agreement, the Company and Kreos entered into a First Amendment to the BlackRock Credit Agreement, or the BlackRock Credit Amendment, which amended certain provisions of the BlackRock Credit Agreement.
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
The Initial Warrant is liability classified under ASC 815, Derivatives and Hedging, as it could potentially require net cash settlement outside of the Company’s control. The Initial Warrant is measured at fair value each period with changes in fair value presented within the unaudited condensed consolidated statements of operations and comprehensive loss. The fair value of the warrant liability was $3.5 million as of September 30, 2024. See Note 3, Fair Value of Financial Instruments, for information on the fair value determination.
Other Agreements Accounted for as Debt
The Company has a liability related to settlement royalties and a Working Capital Fund liability with Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor, and a liability related to the sale of future royalties, which are each accounted for as debt arrangements. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for further information.
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
On the Closing Date, using the proceeds from the BlackRock Credit Agreement, the Company paid the then outstanding principal balance on the Pharmakon Term Loans of $35.0 million, plus the outstanding interest and a prepayment fee of $0.2 million. During the nine months ended September 30, 2024, the Company recorded a debt extinguishment loss of $0.5 million.
The Pharmakon Term Loans, as amended, bore interest through maturity at a variable rate based on the three month SOFR plus a SOFR adjustment of 0.30% plus 7.50%. The SOFR interest rate was capped at 3.35% through October 31, 2023, the date of the Fourth Amendment to the Pharmakon Loan Agreement, or Fourth Amendment. Interest expense related to the Pharmakon Loan Agreement was immaterial for the three and nine months ended September 30, 2024. The Company recognized $1.4 million and $4.7 million of interest expense related to the Pharmakon Loan Agreement during the three and nine months ended September 30, 2023, respectively.
See Note 7, Indebtedness, of the Notes to the Consolidated Financial Statements in the 2023 Form 10-K for further details.
8.LIABILITY RELATED TO SETTLEMENT ROYALTIES, WORKING CAPITAL FUND LIABILITY AND LIABILITY RELATED TO SALE OF FUTURE ROYALTIES
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
The Vifor License Agreement was structured as a profit share arrangement between the Company and CSL Vifor in which the Company would receive approximately 66% of the profits, net of certain pre-specified costs. In addition, CSL Vifor made an upfront payment to the Company of $25.0 million in February 2022 in connection with the amendment and restatement of the Vifor License Agreement, which was previously recorded as long-term deferred revenue in the consolidated balance sheets.
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
The $18.3 million representing the premium over the closing stock price, or $4.7 million for the 2017 Shares and $13.6 million for the 2022 Shares, was previously recorded as long-term deferred revenue in the consolidated balance sheets as it represented consideration related to the Vifor License Agreement.
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
Vifor Termination Agreement
On July 10, 2024, the Company and CSL Vifor entered into the Vifor Termination Agreement, pursuant to which the Company and CSL Vifor agreed, among other things, to terminate, effective immediately, the Vifor License Agreement.
Pursuant to the terms of the Vifor Termination Agreement, the Company will pay CSL Vifor decreasing quarterly tiered royalty payments ranging from a high single-digit percentage of the Company’s net sales of Vafseo up to $450.0 million to mid-single digit percentage of the Company’s net sales of Vafseo above $450.0 million, in each case, in the U.S. during a calendar year, or the Settlement Royalty Payments. The Settlement Royalty Payments will commence upon the first sale of Vafseo by the Company, its affiliates or third-party licensees to a third party for use in the U.S., and will continue until the later of the (i) expiration of the last-to-expire valid claim listed in the FDA Orange Book that would be infringed by the making, using, selling or importing of Vafseo in the U.S. or (ii) the expiration of marketing or regulatory exclusivity for Vafseo in the U.S., or the Settlement Royalty Term. Beginning on July 1, 2027 and throughout the Settlement Royalty Term, the Company has the option to make a one-time payment to CSL Vifor, or the Royalty Buy-Down Option, upon which the Settlement Royalty Payments will be adjusted as of the date of exercise of the Royalty Buy-Down Option such that the Company will then only pay CSL Vifor quarterly royalty payments based on a mid-single digit percentage of the Company’s net sales of Vafseo up to $450.0 million in the U.S. during a calendar year in lieu of the above Settlement Royalty Payments. If the Company exercises the Royalty Buy-Down Option, the WCF Royalty Payments, as described below, will continue as described above.
The WCF Royalty Payments, as described below, the Settlement Royalty Payments and the Royalty Buy-Down Option are in consideration for the termination of the Vifor License Agreement and all obligations thereunder, and the covenants and agreements set forth in the Vifor Termination Agreement, including the settlement and release of all disputes and claims arising from the Vifor License Agreement.
As a result of the Vifor Termination Agreement, the Company reassessed whether the Vifor License Agreement still met the criteria to be considered a contract within the scope of ASC 606, Revenue from Contracts with Customers, and concluded that CSL Vifor no longer met the definition of a customer and, therefore, the arrangement should not be considered a revenue contract with a customer under ASC 606. The Company therefore determined that the consideration received from CSL Vifor of $43.3 million, comprised of the up-front payment of $25.0 million and the premiums paid by CSL Vifor for the 2017 Shares and 2022 Shares of $4.7 million and $13.6 million, respectively, should be classified as debt. Accordingly, the Company recorded the $43.3 million as a liability and is amortizing such amount using the effective interest method over the Settlement Royalty Term. The liability related to settlement royalties and the amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. To the extent the Company’s estimates of future
Akebia Therapeutics, Inc. | Form 10-Q | Page 13

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. On a quarterly basis, the Company reassesses the expected royalty payments. The annual effective interest rate as of September 30, 2024 was 41.0% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company recognized interest expense of $4.4 million for the three and nine months ended September 30, 2024. As of September 30, 2024, the $47.7 million liability related to settlement royalties is classified as a long-term liability based on the timing of payments.
Working Capital Fund Liability (Previously Referred to as Refund Liability to Customer)
Pursuant to the Vifor License Agreement, CSL Vifor contributed $40.0 million to a working capital fund, or Working Capital Fund, established to partially fund the Company’s costs of purchasing Vafseo from its contract manufacturers.
The Working Capital Fund was considered a debt arrangement with zero coupon interest and the Company imputed interest on the Working Capital Fund liability at a rate of 15.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield and the expected repayment period. On March 18, 2022, when the $40.0 million was received from CSL Vifor, the Company recorded an initial discount on the Working Capital Fund liability and a corresponding deferred gain on the condensed consolidated balance sheet.
On May 3, 2024, the Company and CSL Vifor entered into Amendment #1 to the Vifor License Agreement, or the Amendment. Pursuant to the Amendment, and as modified by the Vifor Termination Agreement, the Company and CSL Vifor agreed to modify the method of repayment of the Working Capital Fund such that the Working Capital Fund will be repaid through quarterly tiered royalty payments ranging from 8% to 14% of the Company's net sales of Vafseo in the U.S., or the WCF Royalty Payments. The WCF Royalty Payments will commence on July 1, 2025, and will continue until the earlier of (i) the cumulative total of the WCF Royalty Payments equals $40.0 million, or (ii) May 31, 2028, or the WCF Royalty Term. The WCF Royalty Payments are subject to minimum true-up milestones of $10.0 million, $20.0 million and $40.0 million, or the WCF Royalty True-Up Payments, on each of May 31, 2026, May 31, 2027 and May 31, 2028, respectively, or the WCF Royalty True-Up Dates. If the cumulative total of the WCF Royalty Payments paid to CSL Vifor on any given WCF Royalty True-Up Date is less than the respective WCF Royalty True-Up Payment, the Company will pay CSL Vifor a one-time payment equal to the difference between the WCF Royalty True-Up Payment and the cumulative total of the WCF Royalty Payments paid by the Company through such WCF Royalty True-Up Date. The Company determined that the terms of the Amendment are not substantially different than the terms of the Vifor License Agreement, and therefore the Amendment was accounted for as a modification. The Company concluded that the 15% discount rate remains appropriate. On a quarterly basis, the Company reassesses the effective rate and will adjust the rate prospectively, if needed.
The discount on the Working Capital Fund liability is amortized to interest expense using the effective interest method over the WCF Royalty Term. The deferred gain is amortized to interest income on a straight-line basis over the WCF Royalty Term. The amortization of the discount was $1.1 million and $2.7 million for the three and nine months ended September 30, 2024, respectively, and $0.7 million and $2.4 million for the three and nine months ended September 30, 2023, respectively. The amortization of the deferred gain was $0.9 million and $2.6 million for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $3.0 million for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024, the $40.2 million Working Capital Fund liability is classified as a long-term liability based on management's estimated timing of the repayment of the Working Capital Fund liability to CSL Vifor exceeding one-year.
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
At the transaction date, the Company recorded the proceeds received from HCR of $44.8 million (net of certain transaction expenses) as a liability and is amortizing it using the effective interest method over the life of the arrangement. The liability related to sale of future royalties and the debt amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a
Akebia Therapeutics, Inc. | Form 10-Q | Page 14

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

prospective basis. In the event the Company's estimates of future royalties are less than the proceeds from the sale of future royalties, the Company will not recognize related non-cash interest expense. On a quarterly basis, the Company reassesses the effective interest rate and adjusts the rate prospectively as needed. The annual effective interest rate as of September 30, 2024 was 0% and, therefore the Company did not recognize any non-cash interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss. As a result of its ongoing involvement in the cash flows related to the royalties and sales milestones in the MTPC Territory, the Company will continue to account for these royalties as non-cash royalty revenue which is reflected in license, collaboration and other revenue in the unaudited condensed consolidated statements of operations and comprehensive loss. See Note 8, Deferred Revenue, Refund Liability and Liability Related to Sale of Future Royalties, of the Notes to the Consolidated Financial Statements in the 2023 Form 10-K for a more detailed description of the Royalty Agreement.
The Company paid $0.5 million and $1.4 million of royalties to HCR during the three and nine months ended September 30, 2024, respectively, and $0.5 million and $1.5 million during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023 the balances were as follows (in thousands):

Liability related to sale of future royalties	September 30, 2024	December 31, 2023
Current portion (included in accrued expenses and other current liabilities)	$2,235	$2,048
Long-term portion	52,381	54,013
Total liability related to sale of future royalties	$54,616	$56,061
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
The Cambridge Lease is non-cancelable and is classified as an operating lease. The renewal options with respect to the office, storage and the lab space of the Cambridge Lease were not included in the calculation of the right-of-use asset and operating lease liability as the renewals are not reasonably certain. The Cambridge Lease does not contain residual value guarantees. In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.65% to 6.94%, which were based on the remaining lease term at either the date of adoption of ASC 842 or the effective date of any subsequent lease term extensions. As of September 30, 2024, the remaining lease term for the Cambridge Lease was 1.95 years.
Operating lease costs were $1.2 million and $3.7 million for the three and nine months ended September 30, 2024, respectively, and $1.2 million and $4.4 million for the three and nine months ended September 30, 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.4 million and $4.3 million for the three and nine months ended September 30, 2024, respectively, and $1.4 million and $4.5 million for the three and nine months ended September 30, 2023, respectively. The security deposit in connection with the Cambridge Lease is $1.7 million in the form of a letter of credit, which is included as restricted cash in other long-term assets in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
Sublease and Former Boston Lease
Previously, the Company leased 27,924 square feet of office space in Boston, Massachusetts, or Boston Lease, under a non-cancelable operating lease that was set to expire in July 2031. The Company subleased the entire Boston Lease, effective October 2019 through February 2023. The Company did not record any rental income for the three and nine months ended September 30, 2024 and recorded no rental income and $0.3 million in rental income as other income in the unaudited condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2023, respectively.
In May 2023, pursuant to an Assignment and Assumption of Lease Agreement, or Lease Assignment Agreement, the Company assigned all of its rights, title and interest in, to, and under the Boston Lease to LG Chem Life Sciences Innovation Center, Inc., or LG Chem, and made a payment to LG Chem of $1.3 million. As of May 2023, LG Chem assumed all of the rights and obligations of the Company under the Boston Lease and the Company has no further obligations for rent or other payments under the Boston Lease. In accordance with ASC 842, Leases, the Company wrote off the right-of-use asset and lease liability associated with the Boston Lease, and recognized the difference between the right-of-use asset and the lease liability offset
Akebia Therapeutics, Inc. | Form 10-Q | Page 15

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

by the $1.3 million payment as a loss on lease termination in the unaudited condensed consolidated statements of operations and comprehensive loss of $0.5 million during the nine months ended September 30, 2023.
Future Lease Commitments
Future commitments under the Cambridge Lease are as follows (in thousands):

Operating Lease Commitments
Remainder of 2024	$1,440
2025	5,819
2026	3,613
Total lease commitments	$10,872
Less: present value adjustment	(646)
Current and long-term operating lease liabilities	$10,226
10.COMMITMENTS AND CONTINGENCIES
Manufacturing and Unconditional Purchase Commitment Agreements
Siegfried Manufacturing
The Company's contractual obligations include a commercial supply agreement with Siegfried Evionnaz SA, or Siegfried, to supply commercial drug substance for Auryxia. The Company and Siegfried entered into a Master Manufacturing Services and Supply Agreement, most recently amended in February 2023, or the Siegfried Agreement, under which the Company has agreed to purchase a minimum quantity of drug substance of Auryxia at a predetermined price. As of September 30, 2024, the Company is required to purchase a minimum quantity of drug substance for Auryxia annually at a total cost of approximately $22.3 million through the end of 2026.
The term of the Siegfried Agreement expires on December 31, 2026. The Siegfried Agreement provides the Company and Siegfried with certain early termination rights.
The excess firm commitment liability recorded in other long-term liabilities related to the Company's contractual purchase commitments with Siegfried was $3.6 million and $1.5 million as of September 30, 2024 and December 31, 2023, respectively.
Patheon Manufacturing
On March 11, 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement, under which Patheon will manufacture Vafseo drug product for commercial use under a volume-based pricing structure through June 30, 2025, renewing annually unless either party gives the other party eighteen months' prior written notice. Under the Patheon Agreement, the Company agreed to purchase from Patheon a certain percentage of the estimated global demand for Vafseo drug product based on certain quarterly and annual forecasts provided by the Company. As of September 30, 2024, the Company had no minimum commitments with Patheon, however, as estimated global demand fluctuates, the Company may have future obligations under the Patheon Agreement.
WuXi STA Manufacturing
In April 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, or, as amended, the WuXi STA DS Agreement. Under the WuXi STA DS Agreement, WuXi STA will manufacture Vafseo drug substance for commercial use under a volume-based pricing structure through April 2, 2029. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for Vafseo drug substance from WuXi STA. As of September 30, 2024, the Company has committed to purchase $6.9 million of Vafseo drug substance from WuXi STA through the first half of 2025.
On February 10, 2021, the Company entered into a Supply Agreement with WuXi STA, which was amended on October 15, 2024, or the WuXi STA DP Agreement, under which WuXi STA will manufacture and supply Vafseo drug product for commercial purposes under a volume-based pricing structure through January 1, 2032. The Vafseo drug product price is reviewed annually by the Company and WuXi STA. The Company will also reimburse WuXi STA for certain reasonable expenses. Pursuant to the WuXi STA DP Agreement, the Company has agreed to purchase a certain percentage of global demand for Vafseo drug product from WuXi STA. The WuXi STA DP Agreement may be renewed or extended by mutual agreement of the Company and WuXi STA with at least eighteen months’ prior written notice. The WuXi STA DP Agreement allows the Company to terminate the relationship on 180 calendar days’ prior written notice to WuXi STA for any reason. In addition, each party has the ability to terminate the WuXi STA DP Agreement upon the occurrence of certain conditions. As of
Akebia Therapeutics, Inc. | Form 10-Q | Page 16

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024, the Company has committed to purchase $1.2 million of Vafseo drug product from WuXi STA through the end of 2025.
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
On December 22, 2022, the Company and BioVectra entered into a termination agreement, or BioVectra Termination Agreement, pursuant to which the parties agreed, among other things, to terminate, effective immediately, any and all existing agreements entered into between the parties in connection with the manufacture and supply, by BioVectra to the Company, of Auryxia drug substance. Under the terms of the BioVectra Termination Agreement, each of the Company and BioVectra have released one another from all existing and future claims and liabilities and the return of certain materials and documents. In addition, the Company agreed to pay BioVectra a total of $32.5 million consisting of (i) an upfront payment of $17.5 million and (ii) six quarterly payments of $2.5 million which commenced in April 2024, totaling $15.0 million. The upfront payment of $17.5 million was made during the quarter ended December 31, 2022 and was recognized to cost of product and other revenue. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognized a liability and corresponding expense for the remaining termination fees based on estimated fair value as of December 22, 2022. The Company imputed interest on the liability for the remaining termination fees at a rate of 17.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield, and expected repayment period of the remaining termination fees. The Company recorded an initial discount on the remaining termination fees on the consolidated balance sheet on the date of the termination. This resulted in the recording of a liability and corresponding charge to cost of goods sold of $11.2 million during the quarter ended December 31, 2022. The discount on the liability balance is being amortized to interest expense using the effective interest rate method over the term of the liability. The amortization of the discount was $0.4 million and $1.3 million for the three and nine months ended September 30, 2024, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2023, respectively.
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
The Company incurred royalty payments due to Panion of approximately $2.1 million and $6.4 million during the three and nine months ended September 30, 2024, respectively, and $3.1 million and $9.3 million during the three and nine months ended September 30, 2023, respectively, relating to the Company’s sales of Auryxia in the U.S. and JT and Torii’s net sales of Riona in Japan.
Other Third-Party Contracts
The Company contracts with various organizations to conduct R&D activities with remaining contract costs to the Company of approximately $47.0 million at September 30, 2024. The scope of the services under these R&D contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
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
Guarantees and Indemnifications
As permitted under Delaware law, the Company may indemnify its officers, directors and employees for certain events or occurrences that happen by reason of their relationship with, or position held at, the Company. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. The Company maintains director and officer liability insurance coverage that is intended to cover a portion of amounts that may be due with respect to indemnification after a deductible is met. Further, the Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. For the three and nine months ended September 30, 2024 and 2023, the Company did not experience any losses related to these indemnification obligations, and no claims were outstanding as of September 30, 2024. The Company does not have any claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related accruals were recorded.
11.PRODUCT REVENUE AND RESERVES FOR VARIABLE CONSIDERATION
To date, the Company’s only source of product revenue has been from the U.S. sales of Auryxia. Total net product revenue was $35.6 million and $107.8 million for the three and nine months ended September 30, 2024, respectively, and $40.1 million and $117.1 million for the three and nine months ended September 30, 2023, respectively. Product revenue allowance and reserve categories were as follows:

(in thousands)	Chargebacks and Discounts	Rebates, Fees and other Deductions	Product Returns	Total
Balance at December 31, 2023	$1,607	$22,991	$6,916	$31,514
Current provisions related to sales in current year	5,990	28,950	3,104	38,044
Adjustments related to prior year sales	377	153	(1,336)	(806)
Credits/payments made	(6,631)	(36,778)	(4,177)	(47,586)
Balance at September 30, 2024	$1,343	$15,316	$4,507	$21,166

(in thousands)	Chargebacks and Discounts	Rebates, Fees and other Deductions	Product Returns	Total
Balance at December 31, 2022	$1,259	$26,252	$10,923	$38,434
Current provisions related to sales in current year	7,485	58,824	3,513	69,822
Adjustments related to prior year sales	92	(1,924)	(56)	(1,888)
Credits/payments made	(7,993)	(59,318)	(9,736)	(77,047)
Balance at September 30, 2023	$843	$23,834	$4,644	$29,321
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
Accounts receivable, net related to product sales, was approximately $30.3 million and $35.9 million as of September 30, 2024 and December 31, 2023, respectively.
12.LICENSE, COLLABORATION AND OTHER REVENUE
Akebia Therapeutics, Inc. | Form 10-Q | Page 18

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized the following revenue from its license, collaboration and other revenue agreements (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Entity	Description	2024	2023	2024	2023
Medice	License and royalties related to the sale of Vafseo in the EU	$29	$—	$29	$10,000
MTPC	License and Product Supply of Vafseo in Japan	525	487	2,106	5,165
JT and Torii	License and royalties related to the sale of Riona in Japan	1,282	1,441	3,738	3,969
Otsuka	Terminated U.S. and International Agreements	—	—	—	2,225
Total license and other revenue		$1,836	$1,928	$5,873	$21,359
The following tables present changes in the Company’s contract assets and liabilities related to license and other revenue (in thousands):

	Nine Months Ended September 30, 2024
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract asset:
Accounts receivable(1)	$3,333	$5,873	$(7,381)	$1,825
Contract liability:
Deferred revenue(2)	$43,296	$—	$(43,296)	$—

	Nine Months Ended September 30, 2023
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$1,901	$1,426	$(2,847)	$480
Prepaid expenses and other current assets	$781	$—	$(781)	$—
Contract liabilities:
Deferred revenue	$47,034	$—	$(3,738)	$43,296
(1) Excludes accounts receivable related to amounts due to the Company from product sales of Auryxia which are included in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2024 and 2023.
(2) See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for further information.
The Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Recognized in the Period:	2024	2023	2024	2023
Deferred revenue — beginning of the period	$—	$—	$—	$3,738
During each of the three and nine months ended September 30, 2024 and 2023, the Company recognized no revenue from performance obligations satisfied in previous periods.
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
Under the Medice License Agreement, the Company retains the right to develop Vafseo for non-dialysis patients with anemia due to CKD in the Medice Territory. If the Company develops Vafseo for non-dialysis patients and Vafseo receives marketing approval in the Medice Territory, Medice will commercialize Vafseo for both indications in the Medice Territory. In this instance, the Company would receive 70% of the net product margin of any sales of Vafseo in the non-dialysis patient population, unless Medice requests to share the cost of the development necessary to gain approval to market Vafseo for non-dialysis patients in the Medice Territory and the parties agree on alternative financial terms. If the Company develops Vafseo for non-dialysis patients, the Company has determined that the activities under the Medice License Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, if the Company develops Vafseo for non-dialysis patients, the Company will account for the joint activities in accordance with ASC No. 808, Collaborative Arrangements, or ASC 808. Additionally, the Company has determined that in the context of the development of Vafseo for non-dialysis patients, Medice does not represent a customer as contemplated by ASC 606. As a result, the activities conducted pursuant to development activities for Vafseo for non-dialysis patients will be accounted for as a component of the related expense in the period incurred.
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
The Company evaluated the elements of the Medice License Agreement in accordance with the provisions of ASC 606 and concluded Medice is a customer. The Company identified one performance obligation in connection with its obligations under the Medice License Agreement, which is the license, or License Performance Obligation. The transaction price at inception was comprised of the up-front payment of $10.0 million, of which the Company received $8.6 million during the quarter ended June 30, 2023. The remaining $1.4 million was withheld by the German Federal Tax Office and is included in prepaid expenses and other current assets as of September 30, 2024 and other long-term assets as of December 31, 2023 on the unaudited condensed consolidated balance sheets.
Pursuant to the terms of the Medice License Agreement, the up-front payment of $10.0 million is non-refundable and non-creditable against any other amount due to the Company and was allocated to the License Performance Obligation, which was satisfied as of the Medice Effective Date. As such, the Company recognized the $10.0 million up-front payment as license, collaboration and other revenue in the unaudited condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2023.
In accordance with ASC 606, the Company will recognize sales-based royalties and milestone payments at the later of when the performance obligation is satisfied or the related sales occur. During the three and nine months ended September 30, 2024, the Company recognized immaterial revenue from Medice royalties. The Company did not recognize any revenue from Medice royalties during the three and nine months ended September 30, 2023. As of September 30, 2024, there were immaterial contract assets, and no accounts receivable, payables or deferred revenue in connection with the Medice License Agreement.
Medice Letter Agreement
On December 6, 2023, the Company and Medice entered into a letter agreement, or the Medice Letter Agreement, pursuant to which the Company agreed to sell to Medice a partial batch of Vafseo in order to achieve packaging validation for the Medice Territory. The Company previously recognized revenue under this arrangement when risk of loss passed to Medice and delivery occurred. As of September 30, 2024, there were no accounts receivable, contract assets, payables or deferred revenue recorded in connection with the Medice Letter Agreement.
Supply of Drug Product to Medice
Akebia Therapeutics, Inc. | Form 10-Q | Page 20

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 13, 2024, the Company and Medice entered into a supply agreement, or the Medice Supply Agreement, under which the Company will supply Vafseo drug product to Medice for commercial and developmental use in the Medice Territory. The Company recognizes revenue under this arrangement when risk of loss passes to Medice, delivery has occurred, and Medice has accepted the product. The Company did not recognize any revenue under the Medice Supply Agreement during the three and nine months ended September 30, 2024 or 2023.
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
The transaction price was comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received and (vi) $6.4 million in royalties from net sales of Vafseo. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of September 30, 2024, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones have been assessed as probable of being achieved and as a result have been fully constrained.
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
Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. The Company recognizes any revenue from MTPC royalties in the period in which the sales occur. The Company recognized revenue from MTPC royalties of $0.5 million during each of the three months ended September 30, 2024 and 2023 and $1.4 million during each of the nine months ended September 30, 2024 and 2023. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for additional information. The revenue is classified as license and other revenue in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024, there were no accounts receivable, payables or deferred revenue and $0.5 million in contract assets recorded in connection with the MTPC Agreement.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 21

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company does not recognize revenue under this arrangement until risk of loss on the drug product passes to MTPC and delivery has occurred and MTPC has accepted the product. The Company recognized no revenue and $0.7 million in revenue under the MTPC Supply Agreement during the three and nine months ended September 30, 2024, respectively, and no revenue and $3.7 million in revenue under the MTPC Supply Agreement during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, there were no accounts receivable, deferred revenue or other current liabilities relating to the MTPC Supply Agreement.
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
The Company recognized license revenue of $1.3 million and $3.7 million during the three and nine months ended September 30, 2024, respectively, and $1.4 million and $4.0 million during the three and nine months ended September 30, 2023, respectively, related to royalties earned on net sales of ferric citrate hydrate in Japan under the trade name Riona. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded.
13.CAPITAL STOCK
Authorized and Outstanding Capital Stock
As of September 30, 2024, the authorized capital stock of the Company included 350,000,000 shares of common stock, $0.00001 par value per share, of which 211,542,122 and 194,582,539 shares were issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; and 25,000,000 shares of undesignated preferred stock, $0.00001 par value per share, of which no shares were issued and outstanding as of September 30, 2024 and December 31, 2023.
At-the-Market Facility
On April 7, 2022, the Company entered into an at-the-market, or ATM, sales agreement, or the Original Sales Agreement, with Jefferies LLC, or Jefferies, as the Company's sales agent, under which the Company could offer and sell from time to time up to $26.0 million of shares of its common stock at current market prices. During the year ended December 31, 2023, the Company sold 6,189,974 shares of common stock under this program with gross proceeds of $6.8 million ($6.7 million, net of offering expenses). During the nine months ended September 30, 2024, the Company sold 13,261,311 shares of its common stock under this program with gross proceeds of $19.2 million ($18.7 million, net of offering expenses).
On September 3, 2024, in connection with the filing of a new shelf registration statement on Form S-3, the Company filed a prospectus related to the Company's amended and restated sales agreement (which amended and restated the Original Sales Agreement), with Jefferies, as the Company’s sales agent, pursuant to which the Company is able to offer and sell up to $75.0 million of its common stock at current market prices from time to time. During the three and nine months ended September 30, 2024, the Company sold 1,242,662 shares of its common stock under this program with gross proceeds of $1.7 million ($1.7 million, net of offering expenses).
14.STOCK-BASED COMPENSATION AND BENEFIT PLAN
Stock-Based Compensation and Benefit Plans
The Company incurred stock-based compensation expenses of $1.6 million and $6.1 million for the three and nine months ended September 30, 2024, respectively, and $1.8 million and $7.8 million for the three and nine months ended September 30, 2023, respectively.
Akebia Therapeutics, Inc. | Form 10-Q | Page 22

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equity Incentive Plans
The following table contains information about the Company's equity plans:

			September 30, 2024		December 31, 2023
Title of Plan	Group Eligible	Type of Award Granted (or to be Granted)	Awards Outstanding	Additional Awards Authorized for Grant	Awards Outstanding	Additional Awards Authorized for Grant
Keryx Equity Plans(1)(2)	Employees, directors and consultants	Stock options and RSUs	199,629	—	232,203	—
Akebia Therapeutics, Inc. 2014 Incentive Plan, as amended (2) (3) (the 2014 Plan)	Employees, directors, consultants and advisors	Stock options, RSUs, SARs and performance awards	11,754,663	—	15,311,501	—
Akebia Therapeutics, Inc. 2023 Stock Incentive Plan(3) (the 2023 Plan) (replaced 2014 Plan)	Employees, officers, directors, consultants and advisors	Stock options, SARs, restricted stock, unrestricted stock, RSUs, performance awards, other share-based awards and dividend equivalents	10,418,117	—	1,712,400	17,382,722
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
(3)     This table includes inducement awards that are subject to the terms and conditions of the applicable plan but were granted as inducement awards consistent with Nasdaq Listing Rule 5635(c)(4) and not under the applicable plan: 1,195,250 options included as outstanding under the 2014 Plan in the table and 2,528,550 options included as outstanding under the 2023 Plan in the table as of September 30, 2024 and 1,616,019 options included as outstanding under the 2014 Plan and 794,000 options included as outstanding under the 2023 Plan in the table as of December 31, 2023.
Common Stock Options and Stock Appreciation Rights
During the nine months ended September 30, 2024, the Company issued 3,432,500 options to employees under the 2023 Plan. Options and SARs granted by the Company generally vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options and SARs generally vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options and SARs generally expire ten years after the date of grant.
The Company also maintains an inducement award program with a share pool that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the nine months ended September 30, 2024, the Company granted 1,767,550 options to purchase shares of the Company’s common stock to new hires as inducements to such employees entering into employment with the Company, of which 1,763,550 options remained outstanding as of September 30, 2024.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 23

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The combined stock option activity for the nine months ended September 30, 2024, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	13,312,835	$4.20	7.27 years	—
Granted	5,200,050	$1.56	—	—
Exercised	(306,464)	$0.51	—	—
Expired	(790,326)	$9.97
Canceled and forfeited	(660,270)	$3.09	—	—
Outstanding at September 30, 2024	16,755,825	$3.22	7.41 years	$2,878
Exercisable at September 30, 2024	8,415,196	$4.97	5.89 years
As of September 30, 2024, there was approximately $8.5 million of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 2.79 years.
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
RSU and PSU activity is as follows:

	2014 Plan		2023 Plan
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2023	3,339,869	$1.30	603,400	$1.48
Granted	—	$—	3,989,000	$1.59
Vested	(1,615,581)	$1.60	(343,833)	$1.37
Forfeited and canceled	(249,771)	$0.92	(106,500)	$1.68
Outstanding as of September 30, 2024	1,474,517	$1.05	4,142,067	$1.59
As of September 30, 2024, there was $6.2 million of unrecognized compensation costs related to time-based RSUs and PSUs, which is expected to be recognized over a weighted-average period of 2.07 years.
Employee Stock Purchase Plan
On June 6, 2019, the Company's stockholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP. Under the ESPP substantially all employees may voluntarily enroll to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering period. An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation, and an employee may not purchase more than $25,000 worth of stock during any calendar year. In addition, an employee may not purchase more than 1,500 shares in any offering period. As of September 30, 2024 and December 31, 2023, a total of 4,448,069 and 4,637,801 shares of the Company’s common stock were available for future issuance under the ESPP, respectively. The Company issued 189,732 shares under the ESPP during the nine months ended September 30, 2024.
Akebia Therapeutics, Inc. | Form 10-Q | Page 24

Akebia Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Expense
The Black-Scholes option pricing model is used to estimate the fair value of the stock options. The weighted-average assumptions used in calculating the fair values of the rights to acquire stock under the 2023 Plan, the 2014 Plan and inducement awards were as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
Stock Options	2024			2023			2024			2023
Risk-free interest rate	3.60%	-	3.95%	4.08%	-	4.55%	3.60%	-	4.66%	3.54%	-	4.55%
Expected volatility	111.37%	-	117.40%	102.41%	-	107.01%	109.98%	-	118.61%	100.97%	-	111.71%
Expected term (years)	6.25 years	-	6.25 years	6.25 years	-	6.25 years	5.51 years	-	6.25 years	5.51 years	-	6.25 years
Expected dividend yield	—%			—%			—%			—%
Weighted average grant date fair value	$1.17			$1.38			$1.35			$0.69
The Company has classified stock-based compensation in its unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$115	$74	$284	$214
Research and development	338	403	1,153	1,604
Selling, general and administrative	1,193	1,135	4,603	5,355
Restructuring	—	212	38	630
Total stock-based compensation	$1,646	$1,824	$6,078	$7,803
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warrants(1)	3,076,923	—	3,076,923	—
Outstanding common stock options	16,120,512	13,578,800	16,120,512	13,578,800
Unvested RSUs	5,616,584	4,662,596	5,616,584	4,662,596
Stock appreciation rights	635,313	635,313	635,313	635,313
Total	25,449,332	18,876,709	25,449,332	18,876,709
(1)    In the event of a drawdown of Tranche C, the Company would become obligated to issue to the Warrant Holder additional warrants to purchase 1,153,846 shares of the common stock which are excluded from this table.
16.SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring after the balance sheet date through the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that the unaudited condensed consolidated financial statements include appropriate disclose of events both recognized in the accompanying unaudited condensed consolidated financial statements as of September 30, 2024, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure other than the following:
Amendment to WuXi STA DP Agreement
On October 15, 2024, the Company and WuXi STA entered into Amendment #1 to the WuXi STA DP Agreement pursuant to which the parties agreed to extend the term of the WuXi STA DP Agreement until January 1, 2032. In addition, the volume-based pricing structure under the WuXi STA DP Agreement was amended. See Note 10, Commitments and Contingencies, for further information on the WuXi STA DP Agreement.
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
Our current portfolio includes:
•Vafseo® (vadadustat) is an oral hypoxia-inducible factor prolyl hydroxylase inhibitor, approved in 37 countries as a treatment for anemia due to chronic kidney disease, or CKD. On March 27, 2024, the U.S. Food and Drug Administration, or FDA, approved Vafseo (vadadustat) Tablets for the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months. We are launching Vafseo in the U.S. and expect product availability in January 2025. In October 2024, Centers for Medicare & Medicaid Services, or CMS, determined that Vafseo will be eligible for reimbursement under the Transitional Drug Add-on Payment Adjustment, or TDAPA, starting on January 1, 2025. We also have several lifecycle management and label expansion opportunities currently under evaluation for Vafseo, including the potential for alternative dosing and label expansion for the treatment of adult patients not on dialysis. In May 2023, we entered into a license agreement granting MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, the rights to market and sell Vafseo in the European Economic Area, or EEA, the United Kingdom, or UK, Switzerland and Australia, or the Medice Territory, where Vafseo is approved for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. Vafseo is currently marketed and sold by Medice in certain countries in the Medice Territory. We retain the rights to develop and commercialize Vafseo in Europe for other indications. In Japan, Vafseo is approved as a treatment for anemia due to CKD in both dialysis dependent and non-dialysis dependent patients and is marketed and sold by our collaborator Mitsubishi Tanabe Pharma Corporation, or MTPC. In Taiwan and South Korea, Vafseo is approved for the treatment of symptomatic anemia due to CKD in adult patients on chronic maintenance dialysis. MTPC plans to commercialize Vafseo in Taiwan.
•Auryxia® (ferric citrate) is an orally administered medicine approved and marketed in the U.S. for two indications: (1) the control of serum phosphorus levels in adult patients with dialysis dependent chronic kidney disease, or DD-CKD, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with non-dialysis-dependent chronic kidney disease, or NDD-CKD. Today, we market Auryxia in the U.S. with our well-established, nephrology-focused commercial organization. Our Japanese sublicensee, Japan Tobacco, Inc., and its subsidiary, Torii Pharmaceutical Co., Ltd., collectively, JT and Torii, commercialize ferric citrate hydrate as Riona in Japan. Averoa SAS, or Averoa, has an exclusive license to develop and commercialize ferric citrate in the EEA, Turkey, Switzerland, UK, Turkey, Balkans and certain countries in eastern Europe and the Middle East. In April 2024, Averoa submitted its marketing authorization application, or MAA, for ferric citrate in Europe.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 26

Factors Affecting Our Performance and Results of Operations
Financial Highlights
Product revenue was $35.6 million and $107.8 million for the three and nine months ended September 30, 2024, respectively, and $40.1 million and $117.1 million for the three and nine months ended September 30, 2023, respectively.
We have incurred net losses in each year since inception. Our net losses were $20.0 million and $46.6 million for the three and nine months ended September 30, 2024, respectively, and $14.5 million and $52.5 million for the three and nine months ended September 30, 2023, respectively. Substantially all of our net losses resulted from costs incurred in connection with the continued commercialization of Auryxia and development and commercialization efforts relating to Vafseo, including conducting clinical trials of, and seeking regulatory approval for, Vafseo, and providing general and administrative support for these operations and protecting our intellectual property.
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
Due to the buying patterns of our customers, we tend to have seasonality from quarter to quarter. In general, our first quarter usually has lower revenues than the preceding fourth quarter, the second and third quarters have higher revenues than the first quarter, and the fourth quarter revenues are the highest in the year. While seasonality may affect quarterly comparisons within a fiscal year, it generally is not material to our annual consolidated financial results. However, absent further legislation or regulation, Auryxia will be included in the end-stage renal disease, or ESRD, bundle starting in January 2025, which we believe will impact the buying patterns of some of our existing customers in the fourth quarter of 2024 and lead to lower inventory levels at certain customers in the fourth quarter of 2024. In addition, based on these changes, and coupled with Auryxia's LoE in March 2025, the buying pattern of certain customers in future years may be different than their historical practices.
We believe CMS's decision to include phosphate binders in the dialysis bundle could potentially lead to higher sales of Auryxia after the LoE date than in other LoE scenarios, and plan to work with payors and providers to seek to continue the use of Auryxia beyond LoE. However, our ability to continue to generate revenue from sales of Auryxia following LoE will depend on many factors, including our ability to successfully contract with dialysis organizations, the timing and number of generics that enter the market and other products on the market that compete with Auryxia.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 27

Cost of product and other revenue for a newly launched product does not include the full cost of manufacturing until the initial pre-launch inventory is depleted and additional inventory is manufactured and sold. Until we received regulatory approval for Vafseo in the U.S., we recorded costs incurred to manufacture the U.S. pre-launch inventory, such as raw materials, drug substance and drug product conversion costs as research and development, or R&D, expense.
Cost of goods sold - Amortization of intangible asset - In addition, COGS includes the amortization of development product rights for Auryxia through the end of 2024.
Research and Development Expenses
R&D expenses consist primarily of costs incurred for the development of Vafseo and costs associated with our pipeline which includes:
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
From inception through September 30, 2024, we have incurred $1.7 billion in R&D expenses. We expect to incur significant R&D expenditures for the foreseeable future as we continue the development of Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 28

consulting fees), insurance costs, general corporate expenses and allocated facilities-related expenses, including rent and maintenance of facilities.
License Expenses
License expenses relates to royalties due to Panion & BF Biotech, Inc., or Panion, for sales of Auryxia in the U.S. and Riona in Japan.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income on our interest-bearing accounts, interest expense related to our term loans, accretion of the debt discount on our term loans as well as amortization of the discount on the liability related to the termination fees associated with the termination agreement with BioVectra Inc., or BioVectra, entered into in December 2022, or the BioVectra Termination Agreement. See Note 10, Commitments and Contingencies, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on the BioVectra Termination Agreement. Other income (expense) also includes non-cash interest on our liability related to settlement royalties and the amortization of the discount and deferred gain related to our Working Capital Fund (as defined below) liability to Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on the Company's arrangements with CSL Vifor.
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
Recent Events
U.S. Approval and Reimbursement of Vafseo (vadadustat)
In March 2024, we received approval from the FDA for Vafseo (vadadustat) Tablets for the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months. In June 2024, we applied to designate Vafseo for TDAPA reimbursement from CMS. In October 2024, CMS determined that Vafseo met the criteria for TDAPA in the anemia management ESRD prospective payment system functional category and, as a result, we will be eligible for reimbursement beginning on January 1, 2025. The TDAPA program provides at least two years of reimbursement for Vafseo in addition to the ESRD bundled rate to dialysis organizations. Additionally, we received a Level II Healthcare Common Procedure Coding System code for Vafseo which will be used by dialysis organizations for billing the product for Medicare enrollees.
At-the-Market (ATM) Offering
On September 3, 2024, in connection with the filing of a new shelf registration statement on Form S-3, we filed a prospectus related to our amended and restated sales agreement with Jefferies LLC (which amended and restated the prior sales agreement), pursuant to which we are able to offer and sell up to $75.0 million of our common stock at current market prices from time to time. During the three and nine months ended September 30, 2024, we sold 1,242,662 shares of our common stock under this program with gross proceeds of $1.7 million ($1.7 million, net of offering expenses). Including the amount sold during the nine months ended September 30, 2024 through the date of the filing of this form 10-Q, we sold 7,741,616 shares of our common stock under the sales agreement with gross proceeds of $11.6 million ($11.3 million, net of offering expenses).
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 29

See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information on the Vifor Termination Agreement.
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
Impact of Inflation
We are experiencing rising costs for certain inflation-sensitive operating expenses such as labor and certain service providers that are heavily dependent on labor. We do not believe these impacts were material to our net loss during the three and nine months ended September 30, 2024 or will be going forward. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.
Akebia Therapeutics, Inc. | Form 10-Q | Page 30

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Revenues
Product revenue, net	$35,592	$40,118	$(4,526)	(11)%
License, collaboration and other revenue	1,836	1,928	(92)	(5)%
Total revenues	37,428	42,046	(4,618)	(11)%
Cost of goods sold
Cost of product and other revenue	5,150	8,998	(3,848)	(43)%
Amortization of intangible asset	9,011	9,011	—	*
Total cost of goods sold	14,161	18,009	(3,848)	(21)%
Operating expenses
Research and development	8,487	13,330	(4,843)	(36)%
Selling, general and administrative	26,516	22,710	3,806	*
License	769	864	(95)	(11)%
Restructuring	—	169	(169)	*
Total operating expenses	35,772	37,073	(1,301)	(4)%
Loss from operations	(12,505)	(13,036)	531	(4)%
Other expense, net	(6,678)	(1,453)	(5,225)	360%
Change in fair value of warrant liability	(856)	—	(856)	*
Net loss	$(20,039)	$(14,489)	$(5,550)	38%

*Percentage change not meaningful.
Product Revenue, Net—Net product revenue is derived only from sales of Auryxia in the U.S. until Vafseo's U.S. market entry, which is expected in January 2025. We distribute Auryxia principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers.
Net product revenue was $35.6 million for the three months ended September 30, 2024, compared to $40.1 million for the three months ended September 30, 2023. The decrease was primarily due to a reduction in volume partially offset by price increases and execution of our contracting strategy with third-party payors.
Auryxia will lose exclusivity in the U.S. in March 2025, which may have a negative impact on revenue. We believe CMS's decision to include phosphate binders in the dialysis bundle could potentially lead to higher sales of Auryxia after the LoE date than in other LoE scenarios, and plan to work with third-party payors and providers to seek to continue the use of Auryxia beyond LoE. However, our ability to continue to generate revenue from sales of Auryxia following LoE will depend on many factors, including our ability to successfully contract with dialysis organizations, the timing and number of generics that enter the market and other products on the market that compete with Auryxia.
License, Collaboration and Other Revenue—License, collaboration and other revenue was $1.8 million for the three months ended September 30, 2024, compared to $1.9 million for the three months ended September 30, 2023. The decrease was primarily due to lower license revenue under our agreement with JT and Torii.
Cost of Goods Sold—Cost of Product and Other Revenue—Cost of product and other revenue was $5.2 million for the three months ended September 30, 2024 compared to $9.0 million for the three months ended September 30, 2023. The decrease was primarily due to a $3.7 million benefit that we recorded during the three months ended September 30, 2024 due to our ability to commercially sell inventory previously written-down as excess inventory and lower year-over-year sales volume.
Cost of Goods Sold—Amortization of Intangible Asset—Amortization of intangible asset relates to the acquired developed product rights for Auryxia, which is being amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of intangible asset during each of the three months ended September 30, 2024 and 2023 was $9.0 million and will continue through the end of 2024.
Akebia Therapeutics, Inc. | Form 10-Q | Page 31

R&D Expenses—R&D expenses were $8.5 million for the three months ended September 30, 2024, compared to $13.3 million for the three months ended September 30, 2023. The decrease was largely due to the completion of activities related to certain clinical trials, lower headcount related costs and decreased professional service and consulting expenses. Additionally, during the three months ended September 30, 2023, prior to receiving regulatory approval for Vafseo in the U.S., we recorded costs incurred to manufacture the U.S. pre-launch inventory as R&D expenses. The decrease in R&D expense was partially offset by increased costs related to the start-up of an outcomes study for Vafseo.
The following table summarizes our external research and development expenses by program, as well as costs not allocated to programs, for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023
Vafseo clinical trial and other external costs	$3,046	$2,224
Vafseo pre-launch inventory	—	73
External costs for other programs, including feasibility and new processes and methods associated with commercial product	1,462	2,769
Total external R&D expenses	4,508	5,066

Internal personnel, consulting, facilities and other	3,979	8,264
Total R&D expenses	$8,487	$13,330
We expect to incur significant R&D expenses in future periods in support of ongoing or planned studies with respect to the development of our product candidates as well as Vafseo.
Selling, General and Administrative Expenses—Selling, general and administrative expenses were $26.5 million for the three months ended September 30, 2024, compared to $22.7 million for the three months ended September 30, 2023. The increase was primarily due to higher headcount related costs and marketing costs in connection with the Vafseo launch expected in January 2025, as well as increased promotional expenses and registration and filing fees.
License Expenses—License expenses related to royalties due to Panion relating to sales of Riona in Japan were $0.8 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively.
Restructuring Expenses—There were no restructuring expenses and $0.2 million of restructuring expenses for the three months ended September 30, 2024 and 2023, respectively.
Other Expense, Net—Other expense, net, was $6.7 million for the three months ended September 30, 2024, compared to $1.5 million for the three months ended September 30, 2023. The increase was primarily due to non-cash interest expense related to the settlement royalty liability in connection with the Vifor Termination Agreement. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Change in Fair Value of Warrant Liability—Change in fair value of warrant liability was $0.9 million for the three months ended September 30, 2024. There was no change in fair value of warrant liability for the three months ended September 30, 2023 since the warrant agreement was entered into in January 2024.
Akebia Therapeutics, Inc. | Form 10-Q | Page 32

Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Revenues
Product revenue, net	$107,810	$117,068	$(9,258)	(8)%
License, collaboration and other revenue	5,873	21,359	(15,486)	(73)%
Total revenues	113,683	138,427	(24,744)	(18)%
Cost of goods sold
Cost of product and other revenue	15,780	28,452	(12,672)	(45)%
Amortization of intangible asset	27,032	27,032	—	—%
Total cost of goods sold	42,812	55,484	(12,672)	(23)%
Operating expenses
Research and development	25,866	53,214	(27,348)	(51)%
Selling, general and administrative	78,870	74,797	4,073	5%
License	2,242	2,381	(139)	(6)%
Restructuring	58	181	(123)	(68)%
Total operating expenses	107,036	130,573	(23,537)	(18)%
Operating loss	(36,165)	(47,630)	11,465	(24)%
Other expense, net	(11,269)	(4,385)	(6,884)	157%
Change in fair value of warrant liability	1,345	—	1,345	100%
Loss on extinguishment of debt	(517)	—	(517)	*
Loss on termination of lease	—	(524)	524	*
Net loss	$(46,606)	$(52,539)	$5,933	(11)%

*Percentage change not meaningful.
Product Revenue, Net—Net product revenue is derived only from sales of Auryxia in the U.S. until Vafseo's U.S. market entry, which is expected in January 2025. We distribute Auryxia principally through a limited number of wholesale distributors as well as certain specialty pharmacy providers.
Net product revenue was $107.8 million for the nine months ended September 30, 2024, compared to $117.1 million for the nine months ended September 30, 2023. The decrease was primarily due to a reduction in volume partially offset by price increases and execution of our contracting strategy with third-party payors.
Auryxia will lose exclusivity in the U.S. in March 2025, which may have a negative impact on revenue. We believe CMS's decision to include phosphate binders in the dialysis bundle could potentially lead to higher sales of Auryxia after the LoE date than in other LoE scenarios, and plan to work with third-party payors and providers to seek to continue the use of Auryxia beyond LoE. However, our ability to continue to generate revenue from sales of Auryxia following LoE will depend on many factors, including our ability to successfully contract with dialysis organizations, the timing and number of generics that enter the market and other products on the market that compete with Auryxia.
License, Collaboration and Other Revenue—License, collaboration and other revenue was $5.9 million for the nine months ended September 30, 2024, compared to $21.4 million for the nine months ended September 30, 2023. The decrease was primarily due to a one-time $10.0 million upfront payment recognized in connection with the Medice License Agreement during the nine months ended September 30, 2023 as well as a reduction in revenue under our supply agreement with MTPC as a result of the assignment of our supply agreement with Esteve Química, S.A. to MTPC in December 2022. We also recognized $2.2 million in revenue in connection with the Packaging Validation Transfer Agreement we entered into with Otsuka during the nine months ended September 30, 2023.
Cost of Goods Sold—Cost of Product and Other Revenue—Cost of product and other revenue was $15.8 million for the nine months ended September 30, 2024 compared to $28.5 million for the nine months ended September 30, 2023. The decrease was primarily due to a $12.3 million benefit that we recorded during the nine months ended September 30, 2024 due to our
Akebia Therapeutics, Inc. | Form 10-Q | Page 33

ability to commercially sell inventory previously written-down as excess inventory and lower year-over-year sales volume, which was partially offset by a $2.1 million charge related to our firm purchase commitment liability.
See Note 10, Commitments and Contingencies, for further information on our firm purchase commitment liability.
Cost of Goods Sold—Amortization of Intangible Asset—Amortization of intangible asset relates to the acquired developed product rights for Auryxia, which is being amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of intangible asset during each of the nine months ended September 30, 2024 and 2023 was $27.0 million and will continue through the end of 2024.
R&D Expenses—R&D expenses were $25.9 million for the nine months ended September 30, 2024, compared to $53.2 million for the three months ended September 30, 2023. The decrease was largely due to the completion of activities related to certain clinical trials, a reduction in consulting expenses associated with pursuing Vafseo regulatory approval in the Medice Territory in 2023, lower headcount related costs, including stock-based compensation, and decreased professional service expenses. Additionally, during the nine months ended September 30, 2023, prior to receiving regulatory approval for Vafseo in the U.S., we recorded costs incurred to manufacture the U.S. pre-launch inventory as R&D expenses.
The following table summarizes our external research and development expenses by program, as well as costs not allocated to programs, for the three months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Vafseo clinical trial and other external costs	$6,337	$12,843
Vafseo pre-launch inventory	—	3,311
External costs for other programs, including feasibility and new processes and methods associated with commercial product	4,252	8,668
Total external R&D expenses	10,589	24,822

Internal personnel, consulting, facilities and other	15,277	28,392
Total R&D expenses	$25,866	$53,214
We expect to incur significant R&D expenses in future periods in support of ongoing or planned studies with respect to the development of our product candidates as well as Vafseo.
Selling, General and Administrative Expenses—Selling, general and administrative expenses were $78.9 million for the nine months ended September 30, 2024, compared to $74.8 million for the nine months ended September 30, 2023. The increase was primarily due to higher headcount related costs and marketing costs in connection with the Vafseo launch expected in January 2025, as well as increased promotional expenses and registration and filing fees.
License Expenses—License expenses related to royalties due to Panion relating to sales of Riona in Japan were $2.2 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively.
Restructuring Expenses—Restructuring expenses were $0.1 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Other Expense, Net—Other expense, net, was $11.3 million for the nine months ended September 30, 2024, compared to $4.4 million for the nine months ended September 30, 2023. The increase was primarily due to non-cash interest expense related to the settlement royalty liability in connection with the Vifor Termination Agreement and a decrease in sublease income due to the assignment of our lease for office space in Boston, Massachusetts, or the Boston Lease. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Change in Fair Value of Warrant Liability—Change in fair value of warrant liability was $1.3 million for the nine months ended September 30, 2024. There was no change in fair value of warrant liability for the nine months ended September 30, 2023 since the warrant agreement was entered into in January 2024.
Loss on Extinguishment of Debt—During the nine months ended September 30, 2024, we recorded $0.5 million loss on the extinguishment of debt in connection with the repayment of the Pharmakon Term Loans.
Loss on Lease Termination—On May 26, 2023 we incurred a loss on lease termination of $0.5 million in connection with the assignment of our Boston Lease. In accordance with ASC 842, Leases, we wrote off the right-of-use asset and lease liability
Akebia Therapeutics, Inc. | Form 10-Q | Page 34

associated with the Boston Lease, and recognized the difference between the right-of-use asset and the lease liability offset by the $1.3 million payment we made to LG Chem Life Sciences Innovation Center, Inc. in connection with the assignment.
Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents of $34.0 million and restricted cash of $1.7 million.
To date, we have funded our operations principally through sales of our common stock, including through our employee stock purchase plan, product sales, payments received from our collaboration and licensing partners, borrowings under term loans, a working capital payment from CSL Vifor also referred to as a Working Capital Fund liability and a royalty transaction. From inception through September 30, 2024, we raised approximately $840.6 million of net proceeds from the sale of equity, including $519.8 million from various underwritten public offerings, $250.8 million from at-the-market offerings pursuant to our current sales agreement with Jefferies LLC and prior sales agreements with Jefferies LLC and Cantor Fitzgerald & Co., and $70.0 million from the sale of 7,571,429 shares of common stock to CSL Vifor.
We have incurred recurring losses and negative cash flow from operations in each year since inception and anticipate net losses and negative operating cash flows for the near future. We incurred net operating losses of $20.0 million and $46.6 million during the three and nine months ended September 30, 2024, respectively, and $14.5 million and $52.5 million during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $1.7 billion and $1.6 billion, respectively.
We currently have exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protect us from generic drug competition until March 2025. Following LoE in the U.S. in March 2025, we may not be able to realize enough product revenue from sales of Auryxia to realize net profits from product sales. While we believe CMS's decision to include phosphate binders in the dialysis bundle could potentially lead to higher sales of Auryxia after the LoE date than in other LoE scenarios, and plan to work with payors and providers to seek to continue the use of Auryxia beyond LoE, Auryxia product sales have not generated, and may not generate, now or following LoE in the U.S., sufficient product revenue to realize net profits from product sales to cover our current or long-term operating costs. Our ability to continue to generate revenue from sales of Auryxia following LoE will depend on many factors, including our ability to successfully contract with dialysis organizations, the timing and number of generics that enter the market and other products on the market that compete with Auryxia.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 35

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
On July 10, 2024, in connection with the Vifor Termination Agreement, we and Kreos entered into a First Amendment to the Agreement for the Provision of a Loan Facility, which amends certain provisions of the BlackRock Credit Agreement. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Liability Related to Settlement Royalties
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
The WCF Royalty Payments, as described below, the Settlement Royalty Payments and the Royalty Buy-Down Option are in consideration for the termination of the Vifor License Agreement and all obligations thereunder, and the covenants and agreements set forth in the Vifor Termination Agreement, including the settlement and release of all disputes and claims arising from the Vifor License Agreement.
As a result of the Vifor Termination Agreement, we concluded that CSL Vifor no longer met the definition of a customer and, therefore, the arrangement should not be considered a revenue contract with a customer under ASC 606, Revenue from
Akebia Therapeutics, Inc. | Form 10-Q | Page 36

Contracts with Customers. We therefore determined that the $43.3 million received from Vifor in connection with the Vifor License Agreement and related investment agreement should be classified as debt and we are amortizing such amount using the effective interest method over the Settlement Royalty Term. The liability related to settlement royalties and the amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. The annual effective interest rate as of September 30, 2024 was 41.0% which is reflected as interest expense in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company recognized interest expense of $4.4 million for the three and nine months ended September 30, 2024. As of September 30, 2024, the $47.7 million liability related to settlement royalties is classified as a long-term liability based on the timing of payments.
See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.
Working Capital Fund Liability (Previously Referred to as Refund Liability to Customer)
In February 2022, we amended our agreement with CSL Vifor and they contributed $40.0 million to a working capital fund, or the Working Capital Fund, established to partially fund our costs of purchasing Vafseo from our contract manufacturers.
The Working Capital Fund is considered a debt arrangement with zero coupon interest and we impute interest on the Working Capital Fund liability at a rate of 15.0% per annum. As of September 30, 2024, the $40.2 million Working Capital Fund liability is classified as a long-term liability based on management’s estimated timing of the repayment of the Working Capital Fund liability to CSL Vifor exceeding one-year.
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
See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.
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
We received $44.8 million from HCR, net of certain transaction expenses, which we recorded as a liability at the transaction date. We amortize the liability related to the sale of future royalties using the effective interest method over the life of the arrangement. The annual effective interest rate as of September 30, 2024 was 0%. We retain the right to receive all potential future regulatory milestones for Vafseo under the MTPC Agreement. We recorded $0.5 million and $1.4 million of non-cash royalty revenue during each of the three and nine months ended September 30, 2024 and 2023, respectively.
See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information.
Off-Balance Sheet Arrangements
Letter of Credit
As of September 30, 2024, in connection with the Cambridge Lease (as defined below), we had $1.7 million in a letter of credit outstanding.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 37

Contractual Obligations and Commitments Other Than Debt Agreements
We are party to contractual obligations involving commitments to make payments to third parties in the future. Certain contractual obligations are reflected on our condensed consolidated balance sheet as of September 30, 2024, while others are considered future obligations. Our material cash requirements as of September 30, 2024, include contractual obligations and commitments arising in the normal course of business, including leases, license agreements, manufacturing agreements and unconditional purchase commitments which are described in more detail below.
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
Other Third Party Contracts
Unconditional Purchase Commitments
We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-
Akebia Therapeutics, Inc. | Form 10-Q | Page 38

cancellable obligations of service providers, up to the date of cancellation. In addition, we contract with various organizations to conduct R&D activities with remaining contract costs to us of approximately $47.0 million as of September 30, 2024. The scope of the services under these R&D contracts can be modified and the contracts cancelled by us upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
Cash Flows
The following table provides a summary of cash flow data for each applicable period:

	Nine Months Ended September 30,
NET CASH PROVIDED BY/(USED IN) (in thousands):	2024	2023
Operating activities	$(36,193)	$(21,076)
Investing activities	(31)	—
Financing activities	27,338	(23,916)
Decrease in cash, cash equivalents and restricted cash	$(8,886)	$(44,992)
Cash, cash equivalents and restricted cash — beginning of period	44,579	93,169
Cash, cash equivalents and restricted cash — end of period	$35,693	$48,177
Operating Activities
Net cash used in operating activities was $36.2 million for the nine months ended September 30, 2024. Net cash used in operating activities for the nine months ended September 30, 2024 consisted of a net loss of $46.6 million reduced by net non-cash adjustments of $46.9 million, including amortization of our intangible asset of $27.0 million, a change in excess inventory purchase commitments of $2.1 million and a change in fair value of the warrant liability of $1.3 million, offset by a reduction of $36.4 million in working capital.
Net cash used in operating activities was $21.1 million for the nine months ended September 30, 2023. Net cash used in operating activities consisted of a net loss of $52.5 million reduced by net non-cash adjustments of $36.0 million, including amortization of our intangible asset of $27.0 million and a noncash write-off of $0.8 million related to the termination of our Boston Lease, offset by a reduction of $4.5 million in working capital.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 was immaterial. No net cash was used in investing activities for the nine months ended September 30, 2023.
Financing Activities
Net cash provided by financing activities was $27.3 million for the nine months ended September 30, 2024, which primarily consisted of proceeds of $45.0 million from the issuance of debt under the BlackRock Credit Agreement and net proceeds of $20.4 million from the sale of common stock under our ATM facility partially offset by principal payments of debt of $37.1 million primarily related to the Pharmakon Term Loans which were repaid in January 2024.
Net cash used in financing activities was $23.9 million for the nine months ended September 30, 2023, which primarily consisted of principal payments of debt related to the Pharmakon Term Loans.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 39

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
During the nine months ended September 30, 2024, there were no material changes to our methodologies used for our critical accounting estimates as reported in our 2023 Form 10-K.
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
Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective as of September 30, 2024 due to the material weakness in internal control over financial reporting described below.
As previously disclosed in our Annual Report on Form 10-K, that was filed with the SEC on March 14, 2024, or 2023 Form 10-K, as of December 31, 2023, our management identified a material weakness in our internal control over financial reporting. Specifically, we did not maintain effective controls related to (i) the review of inventory reconciliations, (ii) the validation of the inventory costing, (iii) the classification of inventory within the balance sheet and cost of product and other revenue related costs in the statement of operations, (iv) the calculation of estimated excess firm purchase commitment liability and (v) the verification that the existence of all inventories subject to physical inventory counts were accurately counted.
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
Changes in Internal Control over Financial Reporting
Except for the ongoing efforts to remediate the material weakness as noted in the preceding paragraphs, there have been no changes in our internal control over financial reporting (as defined by Rule 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 40

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
Investment in pharmaceutical product development and commercialization is highly speculative because it requires upfront capital expenditures and significant research and development, or R&D, expenses. Despite the investment in assets and R&D, there is significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to R&D, including our preclinical and clinical development activities, commercializing Auryxia and providing general and administrative support for these operations. We have funded our operations principally through product sales, payments received from our collaboration and licensing partners, borrowings under term loans, sales of our common stock, including through our employee stock purchase plan, a working capital payment from Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor, and a royalty transaction. Prior to our 2018 merger, or the Merger, with Keryx Biopharmaceuticals, Inc., or Keryx, whereby Keryx became our wholly owned subsidiary, we had no products approved for commercial sale and had not generated any revenue from the sale of products. We are not currently profitable, and we have incurred net losses each year since our inception, including a net loss of $20.0 million for the three months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $1.7 billion. We cannot guarantee when, if ever, we will become profitable.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 41

•establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate supplies of products that are compliant with good manufacturing practices, or GMPs, to support the clinical development and the market demand for Auryxia, Vafseo and any other product and product candidate, including those that may be in-licensed or acquired;
•the potential impact of geopolitical pressures or the BIOSECURE Act on our ability to conduct our business as currently conducted;
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
Our collaboration, license and other revenue also depends on our partners’ ability to successfully market and sell Vafseo and Auryxia in the territories in which they have licensed our products. For example, in May 2023, we entered into a license agreement with MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, pursuant to which we granted Medice an exclusive license to market and sell Vafseo for the treatment of anemia in patients with CKD in the European Economic Area, or the EEA, the United Kingdom, or UK, Switzerland and Australia, or Medice Territory. Vafseo is currently marketed and sold by Medice in certain countries in the Medice Territory. If Medice’s launch of Vafseo in the Medice Territory is delayed or their sales are lower than anticipated, we may not receive the revenue that we expect from Medice on the timing anticipated, or at all.
In July 2024, we entered into a Termination and Settlement Agreement with CSL Vifor, or the Vifor Termination Agreement. Pursuant to the Vifor Termination Agreement, we agreed, among other things, to terminate, effective immediately, the Second Amended and Restated License Agreement that we entered into with CSL Vifor in February 2022, as amended in May 2024, or the Vifor License Agreement, pursuant to which we granted CSL Vifor an exclusive license to sell Vafseo to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of certain group purchasing organizations, or GPOs, and to certain non-retail specialty pharmacies in the U.S., which represents a significant portion of the potential market for Vafseo. As a result, we have regained our rights to sell Vafseo to Fresenius Kidney Care North America and its affiliates and certain other third-party dialysis organizations in the U.S. If we are not successful in contracting with dialysis organizations and commercializing Vafseo in a timely manner, or at all, our expected revenue related to Vafseo would be adversely impacted.
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
Our ability to achieve profitability also depends on our ability to manage our expenses. We expect to continue to incur substantial additional operating expenses, including additional R&D expenses related to our pipeline, additional R&D and selling, general and administrative expenses for ongoing development and commercialization of Auryxia and Vafseo, which could lead to operating losses for the foreseeable future. We will continue to incur substantial expenditures relating to continued commercialization and post-marketing requirements for Auryxia, Vafseo and any other products, including those that may be in-licensed or acquired, as well as costs relating to the R&D of Vafseo and any other product candidate, including those that may be in-licensed or acquired. Our prior losses have had, and expected future losses will continue to have, an adverse effect on our stockholders’ deficit and working capital.
Akebia Therapeutics, Inc. | Form 10-Q | Page 42

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
We have expended and may in the future expend significant resources on our legal proceedings, including any legal proceedings that may be brought by or against us in the future.
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
In addition, our ability to generate revenue would be negatively affected if dialysis organizations are unwilling to include Auryxia or Vafseo in their formulary or the size of our addressable patient population is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we sought or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. Even though we generate product revenue from Auryxia and royalties from Riona and Vafseo in Japan, may generate royalties from Vafseo in Europe and other territories where it is approved, may generate product and collaboration revenue from Vafseo in the U.S., and may generate revenue and royalties from the sale of any products that may be approved in the future, including those that may be
Akebia Therapeutics, Inc. | Form 10-Q | Page 43

in-licensed or acquired, we may never generate revenue and royalties that are significant enough for us to become and remain profitable, and we may need to obtain additional financing to continue to fund our operating plan.
We may require substantial additional financing to fund our business. A failure to obtain this necessary capital when needed, or on acceptable terms, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
As of September 30, 2024, our cash and cash equivalents were $34.0 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia; develop and commercialize Vafseo in the U.S.; and develop and commercialize any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with R&D, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale. In addition, other unanticipated costs may arise. Because the outcomes of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete clinical development for any current or future product candidates or to complete post-marketing studies for Auryxia and Vafseo. Our future capital requirements depend on many factors, including:

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 44

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 45

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
On August 11, 2023, we received a notification letter from Nasdaq informing us that since we had not yet filed our Quarterly Report on Form 10-Q for the three months ended June 30, 2023, we were not in compliance with Nasdaq’s listing rule requiring timely filing of all required periodic financial reports with the U.S. Securities and Exchange Commission, or the SEC. On August 30, 2023, we received a letter from the Office of General Counsel of Nasdaq informing us that Nasdaq confirmed that we had regained compliance with Nasdaq’s listing rule requiring timely filing of all required periodic financial reports with the SEC.
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
Because we have limited financial and managerial resources, we have focused on products, research programs and product candidates for specific indications. As a result, we have had to, and in the future may need to, forgo or delay pursuit of opportunities with other product candidates or for other indications, or may out license rights to product candidates, that later prove to have greater commercial potential. For example, as a result of receipt of the CRL and implementation of the reductions in workforce, we delayed certain research activities. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities on a timely basis, or at all. Our spending on current and future R&D programs and product candidates for specific indications may not yield any commercially viable products.
Because our internal research capabilities are limited, we may be dependent upon other pharmaceutical and biotechnology companies, academic scientists and institutions, and other researchers to sell or license product candidates, products or technology to us. As a result, our rights to these product candidates may be limited or we may be required to make future
Akebia Therapeutics, Inc. | Form 10-Q | Page 46

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 47

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 48

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

Our business and our ability to generate product revenue largely depend on our, and our collaborators’, ability to successfully commercialize Auryxia and Vafseo. Our ability to generate revenue depends on our ability to execute on our commercialization plans, and the size of the market for, and the level of market acceptance of, Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired. If we are not able to execute and/or maintain contracts with dialysis organizations and other customers for the sale of Auryxia and Vafseo on favorable terms, in a timely manner, or at all, our revenue and results of operations will be adversely affected. If the size of any market for which a product or product candidate is approved decreases or is smaller than we anticipate, our revenue and results of operations could be materially adversely affected. For example, the approval for Vafseo in the U.S. is limited to the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months instead of all such adults. This limitation could affect the level of market acceptance of Vafseo.
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
If oral-only phosphate binders, including Auryxia, are included in the end-stage renal disease, or ESRD, Prospective Payment System, or PPS, bundle payment, beginning in January 2025 as we currently anticipate, it will take time for dialysis organizations to implement internal mechanisms to dispense phosphate binders which could divert their attention from focusing on other therapeutic areas such as anemia management, which in turn could negatively impact the market for phosphate binders, including Auryxia. In addition, dialysis organizations may choose lower cost binders over Auryxia, or binders that may have features or benefits more aligned with the dialysis organization’s operational activities, which could negatively impact Auryxia revenue.
In addition, we currently have exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protect us from generic drug competition until March 2025. Following LoE, in March 2025, the number of generic versions of Auryxia that enter the market will affect our revenue from Auryxia. We believe the Centers for Medicare & Medicaid Services', or CMS, decision to include phosphate binders in the dialysis bundle could potentially lead to higher sales of Auryxia after the LoE date than in other LoE scenarios, and plan to work with dialysis organizations, other customers and providers to seek to continue the use of Auryxia beyond LoE. However, our ability to continue to generate revenue from sales of Auryxia following LoE will depend on many factors, including our ability to successfully contract with dialysis organizations, the timing and number of generics that enter the market and other products on the market that compete with Auryxia. If we
Akebia Therapeutics, Inc. | Form 10-Q | Page 49

are unable to maintain sales of Auryxia following LoE, our results of operations and financial condition will be materially harmed.
We believe our revenue growth has been negatively impacted by the recent COVID-19 pandemic since 2021 primarily as the CKD patient populations that we serve experienced both high hospitalization and mortality rates due to COVID-19, and the pandemic had an adverse impact on the phosphate binder market in which Auryxia competes. Labor shortages and costs have also adversely impacted dialysis providers. These impacts have refocused clinical efforts in addressing bone and mineral disorders like hyperphosphatemia to more acute operational issues to ensure patients receive dialysis treatments and still some patients have been rescheduled or missed treatments due to labor shortages. We believe, this and potentially other factors, led to the reduction in the phosphate binder market, which has not experienced growth since early 2020. While we are unable to quantify the impact of the recent COVID-19 pandemic on future revenues and revenue growth, the recent COVID-19 pandemic and the ongoing impacts from the recent COVID-19 pandemic continue to adversely and disproportionately impact CKD patients and the phosphate binder market. Therefore, we expect the impacts from the pandemic to continue to have a negative impact on our revenue growth for the foreseeable future.
Market acceptance is also critical to our ability to generate significant product revenue. Any product may achieve only limited market acceptance or none at all. If Auryxia, Vafseo or any of our future products is not accepted by the market to the extent that we expect or market acceptance decreases, we may not be able to generate significant product revenue and our business would be materially harmed. Market acceptance of Auryxia, Vafseo or any other approved product depends on a number of factors, including:
•the availability of adequate coverage and reimbursement by, and the availability of discounts, rebates and price concessions to dialysis organizations, third party payors, pharmacy benefit managers, or PBMs, and governmental authorities;
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 50

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
In order to market Auryxia, Vafseo and any other approved product, we intend to continue to invest in sales and marketing, which will require substantial effort and significant management and financial resources. We have built a commercial infrastructure and sales force in the U.S. for Auryxia, which we believe that we can leverage in the U.S. for Vafseo as well, with incremental additional hires in our sales force. If the sales and marketing team cannot successfully commercialize Auryxia or Vafseo, it could have a material adverse effect on our product revenue and our financial condition. Additionally, training a sales force to successfully sell and market a new commercial product is expensive and time-consuming and could delay any commercial launch of such product candidate or distract the current sales force from promoting Auryxia. We may underestimate the size of the sales force required for a successful product launch, and we may need to expand our sales force to a greater extent or earlier than we currently plan and at a higher cost than we anticipated.
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

If we are unable to maintain our own sales and marketing capabilities, we will not be successful in commercializing Auryxia, Vafseo and any other product candidate that may be approved. Also, if we are unable to maintain our arrangements with third parties with respect to sales and marketing, if we are unsuccessful in entering into additional arrangements with third parties to sell and market our products or we are unable to do so on terms that are favorable to us, or if such third parties are unable to carry out their obligations under such arrangements, it will be difficult to successfully commercialize our product and product candidates, including Vafseo.
Our, or our partners’, failure to obtain or maintain adequate coverage, pricing and reimbursement for Auryxia, Vafseo or any other future approved products, could have a material adverse effect on our or our collaboration partners’ ability to sell such approved products profitably and otherwise have a material adverse impact on our business.
Market acceptance and sales of any approved products, including Auryxia and Vafseo, depends significantly on the availability of adequate coverage and reimbursement from third party payors and may be affected by existing and future healthcare reform measures. Governmental authorities, dialysis organizations, third party payors, and PBMs decide which drugs they will cover, as well as establish formularies or implement other mechanisms to manage utilization of products and determine reimbursement levels. We cannot be sure that coverage or adequate reimbursement will be available for Auryxia, Vafseo or any of our potential future products. Even if we obtain coverage for an approved product, third party payors may not establish adequate reimbursement amounts, which may reduce the demand for our product and prompt us to have to reduce pricing for the product. If reimbursement is not available or is limited, we may not be able to successfully commercialize
Akebia Therapeutics, Inc. | Form 10-Q | Page 51

certain of our products. Coverage and reimbursement by a governmental authority, dialysis organization, third-party payor or PBMs may depend upon a number of factors, including the determination that use of a product is:
•a covered benefit under the health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient; and
•cost effective.
Obtaining coverage and reimbursement approval for a product from a governmental authority, dialysis organization, PBM or a third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. In the U.S., there are multiple governmental authorities, PBMs and third-party payors with varying coverage and reimbursement levels for pharmaceutical products, and the timing of commencement of reimbursement by a governmental payor can be dependent on the assignment of codes via the Healthcare Common Procedural Coding System, which codes are assigned on a quarterly basis. Within Medicare, for oral drugs dispensed by pharmacies and also administered in facilities, coverage and reimbursement may vary depending on the setting. CMS, local Medicare administrative contractors, Medicare Part D plans and/or PBMs operating on behalf of Medicare Part D plans, may have some responsibility for determining the medical necessity of such drugs, and therefore coverage, for different patients. Different reimbursement methodologies may apply, and CMS may have some discretion in interpreting their application in certain settings.
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
Absent further legislation or regulation on this matter, beginning in January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including Auryxia and all other phosphate lowering medications, will be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. ESRD facilities may nonetheless receive a Transitional Drug Add-on Payment Adjustment, or TDAPA, for new renal dialysis drugs and biological products that meet certain criteria for a period of at least two years. The TDAPA will provide separate payment based on the drug’s Average Sales Price, or ASP, that will be in addition to the base rate in order to facilitate the adoption of innovative therapies. In July 2023, the U.S. House of Representatives introduced the Kidney Patient Access to Technologically Innovative and Essential Nephrology Treatments (PATIENT) Act (H.R. 5074), or the Patient Act, and the Senate advanced a similar bill (S. 4510), which legislation, if passed and enacted into law prior to January 1, 2025, would delay the inclusion of phosphorus lowering drugs in the bundled payment. In addition, in July 2024, Ardelyx, Inc., or Ardelyx, filed a complaint in the United States District Court for the District of Columbia against the U.S. Department of Health and Human Services, or HHS, CMS and other parties, which alleged that CMS’s plan to include oral-only phosphate lowering therapies in the ESRD PPS violated its statutory and regulatory authority under the Medicare Improvements for Patients and Providers Act, which established the ESRD PPS bundled payment system for dialysis services in 2008. In October 2024, Ardelyx filed for a preliminary injunction to enjoin CMS from including oral-only phosphate lowering therapies in the ESRD PPS. CMS had earlier filed a motion to dismiss the complaint. The court has not scheduled a date for oral argument on these motions and, instead, indicated that it may address these motions on the papers alone. If the Patient Act is passed and enacted into law prior to January 1, 2025 or Ardelyx is successful in its claims, oral-only phosphate lowering therapies, including Auryxia, may not be included in the ESRD bundle in 2025 or at all, which could reduce anticipated revenue for Auryxia. Even if Auryxia is included in the ESRD bundle, the TDAPA reimbursement amount for Auryxia may be lower than anticipated or revenue for sales of Auryxia could be significantly less in the TDAPA period than anticipated or than it would be if Auryxia is not bundled into the ESRD PPS, which would have an adverse impact on our revenue. In the post-TDAPA period, CMS currently expects to increase the single bundled payment base rate paid to the dialysis facility for each dialysis treatment to reflect that oral only phosphate lowering drugs will be reimbursed as part of the single bundled payment for Medicare patients. However, there can be no assurances that any increase in the single bundled payment base rate will be sufficient to adequately reimburse the dialysis facilities for Auryxia at a price that allows us to continue to sell Auryxia at a profit.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 52

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
Additionally, we will be required to enter into contracts with dialysis organizations, GPOs, third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status, and we may not be able to agree upon commercially reasonable terms with such dialysis organizations, GPOs, third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, dialysis organizations, GPOs, third party payors, PBMs and/or other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. Four distributors, Fresenius Medical Care Rx, McKesson Corporation, Cardinal Health, Inc. and Cencora, Inc., formerly known as AmerisourceBergen Drug Corporation, in the aggregate, accounted for a significant percentage of our gross revenue during the three and nine months ended September 30, 2024 and the year ended December 31, 2023. If we are not able to maintain our arrangements with these key distributors on favorable terms, on a timely basis or at all, or if there is any adverse change in one or more of these distributors’ business practices or financial condition, it would adversely impact the market opportunity for Auryxia, our product revenues and operating results.
Vafseo will be included in the bundled reimbursement model for Medicare beneficiaries and, in October 2024, CMS determined that Vafseo will receive a TDAPA for at least two years starting on January 1, 2025. However, if there are updates to the TDAPA rule that decrease the basis for reimbursement or if the TDAPA is eliminated, then our profitability may be adversely affected. For example, the Medicare Payment Advisory Commission, an independent legislative branch advisory body to Congress on issues related to the Medicare program, has recommended that TDAPA not be provided to newly approved drug products considered to fall within “functional categories” for which costs are already accounted for in the bundled reimbursement model, such as for anemia management drugs.
Further, Vafseo will be included in the fixed reimbursement model for a bundle of dialysis services, which will require us to enter into contracts to supply Vafseo to specific dialysis providers, instead of through distributors, which we believe could be challenging. The dialysis market is unique and is dominated by two providers: DaVita and Fresenius Medical Care, which account for a vast majority of the dialysis population in the U.S. Under the Vifor Termination Agreement, we have regained our rights to sell Vafseo to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of group purchasing organizations, and to certain non-retail specialty pharmacies in the U.S. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Form 10-Q for additional information regarding the Vifor Termination Agreement. If we are not able to enter into supply agreements with dialysis organizations for the sale of Vafseo on favorable terms, in a timely matter or at all, our business may be materially harmed.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 53

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

In Japan, our Japanese sublicensee, Japan Tobacco International, or JT, and its subsidiary, Torii Pharmaceutical Co., Ltd., or Torii, commercialize Riona (ferric citrate hydrate). In the hyperphosphatemia market, Riona competes with Fosrenol® (lanthanum carbonate hydrate) marketed by Bayer Yakuhin Ltd., generic lanthanum carbonate hydrate products, and Phozevel® (tenapor hydrochloride) marketed by Kyowa Kirin Co., Ltd. In the IDA market in Japan, Riona competes with Ferromia® (sodium ferrous citrate) marketed by Alfresa Pharma Corporation and Fero-Gradumet® (dried ferrous sulfate) marketed by Viatris Inc.
Furthermore, Auryxia’s commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective, safer or offer greater patient convenience than Auryxia. Other companies
Akebia Therapeutics, Inc. | Form 10-Q | Page 54

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
Drugs that may compete with Vafseo include Epogen® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the U.S. and Europe, respectively, Mircera® (methoxy PEG-epoetin beta), commercialized by CSL Vifor in the U.S. and Roche Holding Ltd., or Roche, outside of the U.S., Evrenzo® (roxadustat) in Europe commercialized by Astellas Pharma Inc., Eporatio® (epoetin theta) in Europe commercialized by Teva Pharmaceuticals Ltd., Silapo® (epoetin zeta) in Europe commercialized by Stada Arzneimittel AG, Epoetin Alfa Hexal® (epoetin alfa) in Europe commercialized by Hexal AG, Binocrit® (epoetin alfa-biosimilar) in Europe commercialized by Sandoz, and NeoRecormon® (epoetin beta) in Europe commercialized by Roche.
We and our partners may also face competition from potential new anemia therapies. There are several other oral hypoxia-inducible factor prolyl hydroxylase inhibitor product candidates in various stages of development for anemia indications that may be in direct competition with Vafseo if and when they are approved and launched commercially. These candidates are being developed by companies such as JT and Bayer HealthCare AG, or Bayer. For example, FibroGen filed an NDA for its product candidate, roxadustat, with the FDA, to which the FDA issued a complete response letter indicating the FDA will not approve the NDA in its present form and requested that an additional clinical trial for roxadustat be conducted prior to resubmission of the NDA or additional response to the FDA’s complete response letter. In Europe however, roxadustat is approved for the treatment of anemia in patients with CKD. If roxadustat is approved by the FDA, then roxadustat will compete with Vafseo.
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

A biosimilar is a biologic product that is licensed for marketing based on demonstrating that it is highly similar to an existing, FDA-approved branded biologic product (i.e., a reference biologic product). The patents for the existing, branded biologic product must expire in a given market before biosimilars may enter that market without the risk of being sued for patent infringement. In addition, an application for a biosimilar product can only be approved by the FDA 12 years after the existing, branded product was licensed under a Biologics License Application, or BLA. The patents for epoetin alfa, an injectable ESA, expired in 2004 in the EU, and the remaining patents expired between 2012 and 2016 in the U.S. The introduction of biosimilars into the injectable ESA market in the U.S. will constitute additional competition for Vafseo if we are able to commercially launch Vafseo. In the U.S., Pfizer’s biosimilar version of injectable ESAs, Retacrit® (epoetin alfa-epbx), was approved by the FDA in May 2018 and launched in November 2018 and several biosimilar versions of injectable ESAs are available for sale in the EU.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 55

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
Our Japanese sublicensee, JT, and its subsidiary, Torii, commercialize Riona, the trade name for ferric citrate hydrate in Japan, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of adult patients with IDA in Japan. In Japan and certain other countries in Asia, we granted MTPC exclusive rights to commercialize Vafseo, which has been approved and is being marketed by MTPC in Japan under the trade name Vafseo. We also granted Averoa SAS, or Averoa, an exclusive license to develop and commercialize ferric citrate in the EEA, Turkey, Switzerland, UK, Balkans, and certain countries in Eastern Europe and the Middle East, or the Averoa Territory.

In 2023, the marketing authorization for Vafseo was granted by the EMA, the United Kingdom Medicines and Healthcare Products Regulatory Agency, the Swiss Agency for Therapeutic Products, or Swissmedic, and the Australian Therapeutic Goods Administration, or TGA. In May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory. Pursuant to the license agreement, we transferred the marketing authorization issued by the EMA, UK, Swissmedic and Australia to Medice. In addition, we have conducted and in the future may conduct clinical trials outside of the U.S. for any product or product candidate that may be in-licensed or acquired. As a result of these and other activities, we are or may become subject to additional risks in developing and commercializing Auryxia and Vafseo outside the U.S., including, among others:
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 56

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

We have several lifecycle management and label expansion opportunities currently under evaluation for Vafseo, one of which is the potential for alternative dosing, and another of which is label expansion for the treatment of adult patients with NDD-CKD. However, we will be required to complete additional clinical trials before seeking approval for label expansion for the treatment of adult patients with NDD-CKD and we may be required to generate additional clinical data before seeking approval for alternative dosing. Clinical trials are time consuming and expensive, and even though Vafseo is approved as a treatment for anemia due to CKD for dialysis dependent patients, we may not be successful in any of our lifecycle management or label expansion opportunities in the timeframe anticipated by us, or at all. In addition, it is impossible to predict when or if any of our other product candidates will prove effective or safe in humans or will receive marketing approval or on what terms.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 57

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 58

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
Identifying and qualifying patients to participate in clinical trials is critical to the success of our clinical trials. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our clinical trials. Patients may be unwilling to participate in our clinical trials because of concerns about investigational research studies, the time and commitment needed to participate in a study, adverse events observed with the product candidate under study, the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations. In addition, in the case of clinical trials of any product candidate, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug. Additionally, it is often more difficult to enroll special or particular subpopulations of patients, such as pediatric or elderly patients, due to a number of factors including parental or other caregiver considerations, concerns and burdens. For example, we began enrolling sites in a post-approval pediatric study for the Hyperphosphatemia Indication of Auryxia in the second quarter of 2022, which began patient recruitment in the third quarter of 2022, but enrollment of eligible pediatric patients in study sites continues to be very slow despite efforts to do so. Finally, competition for clinical trial sites may limit our access to patients appropriate for our clinical trials. As a result, the timeline for recruiting patients and conducting studies may be delayed. These delays could result in increased costs, delays in advancing our development of any product or product candidate, or termination of the clinical trial altogether.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 59

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 60

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
With respect to the global PRO2TECT Phase 3 program, the incidence of TEAEs during the ESA untreated patients study (Correction) in the Vafseo-treated patients was 90.9%, and 91.6% in darbepoetin alfa-treated patients. During the study, the most common TEAEs reported in Vafseo/darbepoetin alfa-treated patients were end-stage renal disease (34.7%/ 35.2%), hypertension (17.7%/ 22.1.%), hyperkalemia (12.3.%/ 15.6%), urinary tract infection (12.9%/ 12.0%), diarrhea (13.9%/ 10.0%), peripheral oedema (12.5%/ 10.5%), fall (9.6%/ 10%) and nausea (10%/ 8.2%). Serious TEAEs were 65.3% for Vafseo-treated patients and 64.5% for darbepoetin alfa-treated patients. The incidence of TEAEs during the ESA-treated patients study (Conversion) in Vafseo-treated patients was 89.1% and 87.7% in darbepoetin alfa-treated patients. During the study, the most common TEAEs reported in Vafseo/darbepoetin alfa-treated patients were end-stage renal disease (27.5%/ 28.4%), hypertension (14.4%/ 14.8%), urinary tract infection (12.2%/ 14.5%), diarrhea (13.8.%/ 8.8.%), peripheral oedema (9.9%/ 10.1%) and pneumonia (10.0%/ 9.7%). Serious TEAEs were 58.5% for Vafseo-treated patients and 56.6% for darbepoetin alfa-treated patients.
During the conduct of our Phase 3 program for Vafseo, our team and hepatic experts analyzed hepatic cases (unblinded to treatment) and, following the completion of our global Phase 3 clinical program for Vafseo, there was a review of hepatic safety across the Vafseo clinical program, which included eight completed Phase 2 and 3 studies in NDD-CKD patients, 10 completed Phase 1, 2, and 3 studies, and two then-ongoing Phase 3b studies in DD-CKD patients, and 18 completed studies in healthy subjects (17 Phase 1 and one Phase 3). This review consisted of a blinded re-assessment of hepatic events conducted by a separate panel of hepatic experts. While hepatocellular injury attributed to Vafseo was reported in less than 1% of patients, there was one case of severe hepatocellular injury with jaundice, and we cannot guarantee that similar events will not happen in the future. Additionally, the FDA expressed safety concerns related to the risk of drug-induced liver injury in the CRL that it issued in March 2022, and these safety concerns were addressed following the FDRR and resubmission to our NDA.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 61

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
Vafseo is currently approved as a treatment for anemia due to CKD for dialysis dependent patients in the U.S., European Union, United Kingdom, Switzerland and Australia. In Japan, Vafseo is approved as a treatment for anemia due to CKD in both dialysis dependent and non-dialysis dependent patients and is marketed and sold by our collaborator MTPC. In Taiwan and South Korea, Vafseo is approved for the treatment of symptomatic anemia due to CKD in adult patients on chronic maintenance dialysis. We are not permitted to market Vafseo in any additional jurisdictions until the requisite approval from regulatory authorities in such jurisdiction is received. As a condition to receiving marketing approval for Vafseo in additional territories or for other indications, we may be required by regulatory authorities to conduct additional preclinical studies or clinical trials. For example, we have several lifecycle management and label expansion opportunities currently under evaluation for Vafseo, one of which is the potential for alternative dosing, and another of which is label expansion for the treatment of adult patients with NDD-CKD. However, we may be required to complete additional clinical trials before seeking approval for additional indications, which are time consuming and expensive, and even though Vafseo is approved as a treatment for anemia due to CKD for dialysis dependent patients, we may not be successful in any of our lifecycle management or label expansion opportunities in the timeframe anticipated by us, or at all.
Obtaining marketing approval in the U.S. and other jurisdictions for any product candidate depends upon numerous factors, many of which are subject to the substantial discretion of the regulatory authorities, including that regulatory agencies may not complete their review processes in a timely manner and/or, following completion of the review process, may not grant marketing approval or such marketing approval may be limited. Furthermore, approval of a drug does not ensure successful commercialization. For example, on September 23, 2015, the European Commission, or EC, approved Fexeric (ferric citrate coordination complex) for the control of hyperphosphatemia in adult patients with CKD. Pursuant to the sunset clause under EU law, the EC’s approval of Fexeric in the EU was contingent on, among other things, our commencing marketing of Fexeric within three years; although we successfully negotiated an extension to December 23, 2019, we did not commence marketing
Akebia Therapeutics, Inc. | Form 10-Q | Page 62

Fexeric by such date and therefore the Fexeric approval in the EU has ceased to be valid. In April 2024, our partner Averoa submitted its marketing authorization application for ferric citrate in Europe and the application is still under review.
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
Changes in or the enactment of additional statutes, promulgation of regulations or issuance of guidance during preclinical or clinical development, or comparable changes in the regulatory review process for each submitted product application, may cause delays in the approval or rejection of an application. For example, in December 2022, with the passage of FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 63

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
Finally, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the U.S. District Court for the Northern District of Texas challenging the FDA’s actions. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.
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
Marketing approvals may be subject to limitations on the approved indicated uses for which the product may be marketed, other conditions of approval, or contain requirements or commitments for potentially costly post-marketing studies and surveillance to monitor the safety and efficacy of the product, including REMS, or registries or observational studies. For example, in connection with the FDA approvals of Auryxia and Vafseo, we committed to the FDA to conduct certain post-approval pediatric studies of Auryxia and Vafseo under the Pediatric Research Equity Act of 2003, or PREA. Under PREA, an NDA or supplement to an NDA for certain drug products must contain data to assess the safety and effectiveness of the drug product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. With regard to the Hyperphosphatemia Indication for Auryxia, we initially committed to completing the original post-approval pediatric study and submitting a final report to the FDA by December 31, 2019. However, we did not complete the study according to the original schedule and therefore did not submit the required final report by December 31, 2019. Consequently, we received a notification of noncompliance with PREA. We have since been released from the original post marketing requirement, or PMR, and a new PMR was issued that provided that the final report was due in April 2024. In June 2023 we requested an extension of time for the submission of the final report and such request was denied by the FDA in August 2023. The PMR trial is ongoing and actively recruiting patients, but the final report for the trial was due in April 2024, so the trial is considered delayed. With regard to Auryxia for the treatment of IDA in adult NDD-CKD patients, or IDA Indication, we initially committed to completing the post-approval pediatric study and submitting a final report to the FDA by January 2023. We did not meet a required milestone relating to this post-approval pediatric study of Auryxia in a timely manner and received a notification from the FDA. Subsequently, the FDA agreed to extend the pediatric clinical trial timelines for the IDA Indication and required that the final report be submitted in August 2024. We subsequently communicated to the FDA that we would be delaying the start of the clinical trial in the IDA Indication while we work to produce smaller size tablets. In response, the FDA issued a partial clinical hold until we manufacture the smaller tablets and provide the FDA with relevant information regarding the smaller sized tablets for review. The FDA lifted the partial clinical hold in June 2022, and we continued to conduct feasibility, however, we have not commenced start-up of this study. In February 2024, we requested an extension for the submission of the final report and such request was denied by the FDA in April 2024. In October 2024, we received a letter from the FDA regarding our non-compliance with PREA due to our failure to complete the IDA post-approval pediatric study, and we submitted our response, including a proposal to waive the PMR with regard to the IDA Indication, to the FDA on November 1, 2024. If the FDA denies our waiver of the PMR with regard to the IDA Indication, or we are unable to complete these studies successfully or have further delays in completing these studies, we will need to inform the FDA, have
Akebia Therapeutics, Inc. | Form 10-Q | Page 64

further discussions and, if the FDA finds that we failed to comply with pediatric study requirements, in violation of applicable law, it could institute enforcement proceedings to seize or enjoin the sale of Auryxia, seek civil penalties or other adverse consequences, which would have a material adverse impact on our ability to commercialize Auryxia and our ability to generate revenues from Auryxia.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 65

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 66

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
In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as FDA acted within its statutory authority under the Administrative Procedure Act, or APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 67

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
Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Securities Exchange Act of 1934, as amended, or the Exchange Act, signed into law as part of the Consolidated Appropriations Act of 2023, or the Consolidated Appropriations Act, companies may also provide information that is consistent with a product’s FDA-approved labeling and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We intend to engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. Although we believe we have put in place a robust compliance program and processes designed to ensure that all such activities are performed in a legal and compliant manner, such program and processes may not be sufficient to deter or detect all violations, and we will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 68

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
The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S. and, as a result, increases the scrutiny that we should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the U.S. There is ongoing uncertainty about the transfer mechanisms that companies rely upon to enable the legal transfer of personal data from the EU to other countries. For example, in July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. Although a new Data Privacy Framework has been adopted, as court decisions and regulatory guidance evolves, challenges remain with respect to GDPR compliance. Companies must continue to monitor the regulatory landscape and implement necessary changes, all of which may be costly and may put the company out of compliance while any changes are being implemented.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 69

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
In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2025 and beyond, including New Hampshire and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that regulates the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and additional states (including Vermont) are considering such legislation for 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 70

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

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation
Akebia Therapeutics, Inc. | Form 10-Q | Page 71

of drugs from Canada. North Dakota and Virginia have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) have submitted Section 804 Importation Program proposals to the FDA. Vermont has submitted a concept letter to HHS. On January 5, 2024, the FDA approved Florida’s plan for Canadian drug importation. Florida now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. The state will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.
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
Absent further legislation or regulation on this matter, beginning in January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including Auryxia and all other phosphate lowering medications, will be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. ESRD facilities may nonetheless receive a TDAPA for new renal dialysis drugs and biological products that meet certain criteria for a period of at least two years. The TDAPA will provide separate payment based on the drug's ASP that will be in addition to the base rate in order to facilitate the adoption of innovative therapies. In July 2023, the U.S. House of Representatives introduced the Patient Act and the Senate advanced a similar bill, which legislation, if passed and enacted into law prior to January 1, 2025, would delay the inclusion of phosphorus lowering drugs in the bundled payment. In addition, in July 2024, Ardelyx filed a complaint in the United States District Court for the District of Columbia against HHS, CMS and other parties, which alleged that CMS’s plan to include oral-only phosphate lowering therapies in the ESRD PPS violated its statutory and regulatory authority under the Medicare Improvements for Patients and Providers Act, which established the ESRD PPS bundled payment system for dialysis services in 2008. In October 2024, Ardelyx filed for a preliminary injunction to enjoin CMS from including oral-only phosphate lowering therapies in the ESRD PPS. CMS had earlier filed a motion to dismiss the complaint. The court has not scheduled a date for oral argument on these motions and, instead, indicated that it may address these motions on the papers alone. If the Patient Act is passed and enacted into law prior to January 1, 2025 or Ardelyx is successful in its claims, oral-only phosphate lowering therapies, including Auryxia, may not be included in the ESRD bundle in 2025 or at all, which could reduce anticipated revenue for Auryxia. Even if Auryxia is included in the ESRD bundle, the TDAPA reimbursement amount for Auryxia may be lower than anticipated or revenue for sales of Auryxia could be significantly less in the TDAPA period than anticipated or than it would be if Auryxia is not bundled into the ESRD PPS, which would have an adverse impact on our revenue. In the post-TDAPA period, CMS currently expects to increase the single bundled payment base rate paid to the dialysis facility for each dialysis treatment to reflect that oral only phosphate lowering drugs will be reimbursed as part of the single bundled payment for Medicare patients. However, there can be no assurances that any increase in the single bundled payment base rate will be sufficient to adequately reimburse the dialysis facilities for Auryxia at a price that allows us to sell Auryxia at a profit.
Akebia Therapeutics, Inc. | Form 10-Q | Page 72

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, CKD, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On October 2, 2024, in final guidance, CMS indicated that it will announce the selection of up to 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.
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
On June 6, 2023, Merck & Co. Inc. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and oral arguments were held on October 30, 2024. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 73

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
Our reporting and payment obligations under the Medicaid Drug Rebate Program, Medicare and other governmental drug pricing programs are complex and may involve subjective decisions. Any failure to properly comply with those obligations could subject us to penalties and sanctions.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 74

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
With the passage of the CREATES Act, we are exposed to possible litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of their ANDAs, 505(b)(2) NDAs and biosimilar product applications.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 75

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
We sublicensed the rights to commercialize Riona to JT and Torii in Japan. We also entered into a collaboration agreement with MTPC to develop and commercialize Vafseo in Japan and certain other Asian countries. In addition, we granted to Averoa an exclusive license to develop and commercialize ferric citrate in the Averoa Territory. Furthermore, in May 2023, we entered into a license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory. We may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our and our partners' commercialization efforts with respect to Auryxia, Riona, Vafseo and any other product candidates. We may not be able to maintain our collaborations for development and commercialization. For example, on May 13, 2022, Otsuka Pharmaceutical Co. Ltd., or Otsuka, elected to terminate our collaboration agreements with them, and we subsequently negotiated a Termination and Settlement Agreement with Otsuka. This termination by Otsuka may have delayed the launch of Vafseo in Europe or other territories previously licensed to Otsuka or adversely affected how we are perceived in scientific and financial communities. For example, in August 2023, Medice informed us that their launch of Vafseo in certain countries in the Medice Territory was going to be later than previously anticipated due to the activities required to enable the launch. If we are unable to maintain our collaborations, we may not be able to capitalize on the market potential of our products or product candidates, and our business could be materially harmed.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 76

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 77

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 78

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
Moreover, issues that may arise in any scale-up and technology transfer and continued commercial scale manufacture of our products may lead to significant delays in our development, marketing approval and commercial timelines for new products or affect commercial supply of Auryxia or Vafseo and negatively impact our financial performance. For example, a production-related issue resulted in an interruption in the supply of Auryxia in the third and fourth quarters of 2016. This supply interruption negatively impacted our revenues in 2016. This supply interruption was resolved, and we have taken and continue to take actions designed to prevent future interruptions in the supply of Auryxia. However, we had experienced issues in manufacturing Auryxia, and if we experience manufacturing issues going forward, or incur additional costs, or our actions to prevent future interruptions are not successful, we may experience additional supply issues. In addition, before we can manufacture product at a new site, we must validate the process at that site. If the process validation is unsuccessful, or takes longer than we anticipate, we may have to expend additional resources and could experience a supply interruption. Any future supply interruptions, whether quality or quantity based, for Auryxia or Vafseo where approved, would negatively and materially impact our reputation and financial condition.
There are a limited number of manufacturers that are capable of manufacturing Auryxia and Vafseo for us and complying with cGMP regulations and guidance and other stringent regulatory requirements and guidance enforced by the FDA, EMA, PMDA and other regulatory authorities. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation, which occur in addition to our own quality assurance releases. The facilities and processes used by our third party manufacturers to manufacture Auryxia and Vafseo may be inspected by the FDA and other regulatory authorities at any time, and the facilities and processes used by our third party manufacturers to manufacture Vafseo will be inspected by the FDA, the EMA and other regulatory authorities prior to or after we submit our marketing applications. Although we have general visibility into the manufacturing processes of our third party manufacturers, we do not ultimately control such manufacturing processes of, and have little control over, our third party manufacturers, including, without limitation, their compliance with cGMP requirements and guidance for the manufacture of certain starting materials, drug substance and finished drug product. Similarly, although we review final production, we have little control over the ability of our third party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Our third party manufacturers may experience problems with their manufacturing and distribution operations and processes, including, for example, quality issues, such as product specification and stability failures, procedural deviations, improper equipment installation or operation, utility failures, contamination, natural disasters and public health epidemics. We may also encounter difficulties relating to our own quality processes and procedures, including regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. If our third party manufacturers cannot successfully manufacture material that conforms to our specifications and regulatory requirements and guidance, or if we or our third party manufacturers experience manufacturing, operations and/or quality issues, including an inability or unwillingness to continue manufacturing our products at all, in accordance with agreed-upon processes or on currently validated manufacturing lines, we may not be able to supply patient demand or maintain marketing approval for Auryxia or Vafseo, and we might be required to expend additional resources to obtain material from other manufacturers. If any of these events occur, our reputation and financial condition would be negatively and materially impacted. In addition, during the year ended December 31, 2022, we had higher write-downs to inventory reserves related to Auryxia drug substance that will not be forward processed into drug product. If we have additional write-downs to inventory reserves in the future, it could negatively impact our ability to supply Auryxia, and our financial condition could be harmed.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 79

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 80

If the licensor of certain intellectual property relating to Auryxia terminates, modifies or threatens to terminate existing contracts or relationships with us, our business may be materially harmed.
We do not own all of the rights to our product, Auryxia. We have licensed and sublicensed certain rights, patent and otherwise, to Auryxia from a third party, Panion, who in turn licenses certain rights to Auryxia from one of the inventors of Auryxia. The license agreement with Panion, or the Panion License Agreement, requires us to meet development milestones and imposes development and commercialization due diligence requirements on us. In addition, under the Panion License Agreement, we must pay royalties based on a mid-single digit percentage of net sales of product resulting from the licensed technologies, including Auryxia, and pay the patent filing, prosecution and maintenance costs related to the license. If we do not meet our obligations in a timely manner, or if we otherwise breach the terms of the Panion License Agreement, Panion could terminate the agreement, and we would lose the rights to Auryxia. For example, following announcement of the Merger, Panion notified us in writing that Panion would terminate the Panion License Agreement on November 21, 2018 if we did not cure the breach alleged by Panion, specifically, that we failed to use commercially reasonable best efforts to commercialize Auryxia outside the U.S. We disagreed with Panion’s claims, and the parties entered discussions to resolve this dispute. On October 24, 2018, prior to the consummation of the Merger, we and Panion entered into a letter agreement, or the Panion Letter Agreement, pursuant to which Panion agreed to rescind any and all prior termination threats or notices relating to the Panion License Agreement and waived its rights to terminate the license agreement based on any breach by us of our obligation to use commercially reasonable efforts to commercialize Auryxia outside the U.S. until the parties executed an amendment to the Panion License Agreement in accordance with the terms of the Panion Letter Agreement, following consummation of the Merger. On April 17, 2019, we and Panion entered into an amendment and restatement of the Panion License Agreement, or the Panion Amended License Agreement, which reflects certain revisions consistent with the terms of the Panion Letter Agreement. See Note 10, Commitments and Contingencies, to our unaudited condensed consolidated financial statements in Part I, Item 1. Financial Statements of this Form 10-Q for additional information regarding the Panion Amended License Agreement. Even though we entered into the Panion Amended License Agreement, there are no assurances that Panion will not allege other breaches of the Panion Amended License Agreement or otherwise attempt to terminate the Panion Amended License Agreement in the future. In addition, if Panion breaches its agreement with the inventor from whom it licenses rights to Auryxia, Panion could lose its license, which could impair or delay our ability to develop and commercialize Auryxia.
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

Akebia Therapeutics, Inc. | Form 10-Q | Page 81

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 82

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 83

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 84

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
Although the composition and use of Auryxia is currently claimed by 3 issued patents that are listed in the FDA’s Orange Book, or OB, and the composition and use of Vafseo is currently claimed by 13 issued patents that are listed in the OB, we cannot assure you that we will be successful in defending against third parties attempting to invalidate or design around our patents or asserting that our patents are invalid or otherwise unenforceable or not infringed, or in competing against third parties introducing generic equivalents of Auryxia, Vafseo or any of our potential future products. If our Orange Book-listed patents are successfully challenged by a third party and a generic version of Auryxia or Vafseo is approved and launched sooner than we anticipate, revenue from Auryxia or Vafseo, respectively, could decline significantly, which would have a material adverse effect on our sales, results of operations and financial condition.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 85

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 86

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 87

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 88

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
As previously disclosed in our 2023 Form 10-K, we identified a material weakness in our internal control over financial reporting as of December 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, our management concluded that we did not design and maintain effective controls over the completeness and accuracy of accounting for inventory and inventory related transactions, including inventory reconciliations, calculation of overheads, presentation of inventory in our balance sheet between short-term and long-term and our liabilities related to the calculation of firm purchase commitments. For further discussion of the material weakness, see Part I, Item 4, “Controls and Procedures.”
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 89

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 90

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 91

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
As of September 30, 2024, we had approximately $68.1 million in the aggregate of goodwill and a definite lived intangible asset from the Merger, $2.5 million of property and equipment and $9.3 million right-of-use assets. In accordance with ASC 350, Goodwill and Other, we are required annually for goodwill, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill and intangible asset. In addition, under ASC 360, Property, Plant and Equipment, we are required to review our property and equipment and right-of-use assets whenever
Akebia Therapeutics, Inc. | Form 10-Q | Page 92

events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events giving rise to impairment of long-lived assets are an inherent risk in the pharmaceutical industry and often cannot be predicted.
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
Akebia Therapeutics, Inc. | Form 10-Q | Page 93

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
Akebia Therapeutics, Inc. | Form 10-Q | Page 94

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
Our Charter provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL our Charter or our Bylaws, or (iv) any other action asserting a claim against us, our directors, officers or other employees that is governed by the internal affairs doctrine. Under our Charter, this exclusive forum provision will not apply to claims that are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision would not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Exchange Act, or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Charter described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Charter inapplicable to, or unenforceable with respect to, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition..
Risks Related to our Common Stock
Our stock price has been and may continue to be volatile, which could result in substantial losses for holders or future purchasers of our common stock and lawsuits against us and our officers and directors and could result in substantial costs and divert management's attention.
Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated biopharmaceutical companies specifically have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as rising inflation and increasing interest rates. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Stock Market has ranged from a low of $0.24 on October 24, 2022 to a high of $31.00 on June 20, 2014. The daily closing market price for our common stock varied between a high price of $1.55 on August 26, 2024 and August 30, 2024 and a low price of $0.94 on July 5, 2024 in the three-month period ending on September 30, 2024. During that time, the price of our common stock ranged from an intra-day low of $0.91 per share to an intra-day high of $1.58 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, including, among others, developments related to and results of our research or clinical trials, developments related to our regulatory submissions and meetings with regulatory authorities, commercialization of Auryxia, Vafseo, and any other product candidates, announcements by us or our competitors of significant transactions or strategic collaborations, negative publicity around Auryxia or Vafseo, regulatory or legal developments in the U.S. and other countries, developments or disputes concerning our intellectual property, the recruitment or departure of key personnel including as a result of our reductions in workforce, actual or anticipated changes in estimates as to financial results, changes in the structure of healthcare payment systems, market conditions in the biopharmaceutical sector, potential delisting from The Nasdaq Stock Market and other factors beyond our control. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it.
In addition, securities class actions, shareholder derivative lawsuits and other legal proceedings are often brought against companies for any of the risks described in this Form 10-Q following a decline or volatility in the market price of their securities. See Part I, Item 3. Legal Proceedings of the 2023 Form 10-K for information concerning securities class action initiated against Keryx and certain current and former directors and officers of ours and Keryx’s. We could be the target of such litigation or other legal proceedings in the future. Class actions, shareholder derivative lawsuits and other legal proceedings, whether successful or not, could result in substantial costs, damage or settlement awards and such costs and
Akebia Therapeutics, Inc. | Form 10-Q | Page 95

any related settlements or judgments may not be covered by insurance. Monetary damages or any other adverse judgment would have a material adverse effect on our business and financial position. In addition, if other resolution or actions taken as a result of legal proceedings were to restrain our ability to operate or market our products and services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We could also suffer an adverse impact on our reputation, negative publicity and a diversion of management’s attention and resources, which could have a material adverse effect on our business.
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
As of September 30, 2024, and based on the amounts reported in the most recent filing made by BlackRock under Section 13(g) of the Exchange Act, BlackRock beneficially owned approximately 7.2% of our outstanding shares of common stock. By selling a large number of shares of common stock, BlackRock could cause the price of our common stock to decline. The shares beneficially owned by CSL Vifor have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder, but if they are registered in the future, those shares would become freely tradable and, if a large portion of such shares are sold, could cause the price of our common stock to decline.
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
In addition, we currently have on file with the SEC a shelf registration statement on Form S-3, which allows us to offer and sell up to $250.0 million in registered securities, such as common stock, preferred stock, debt securities, warrants and units, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale, including a sales agreement prospectus that covers the offering, issuance and sale by us of up to a maximum aggregate offering price of up to $75.0 million of our common stock that may be issued and sold from time to time under a sales agreement with Jefferies LLC.

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
As of September 30, 2024, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.
Akebia Therapeutics, Inc. | Form 10-Q | Page 96

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
During the quarter ended September 30, 2024, we did not have any sales of unregistered securities.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Akebia Therapeutics, Inc. | Form 10-Q | Page 97

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
None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Akebia Therapeutics, Inc. | Form 10-Q | Page 98

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

10.1!
Termination and Settlement Agreement, dated July 10, 2024, by and between the Company and Vifor (International) Ltd. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on August 8, 2024).

10.2!
Amendment #1 to Agreement for the Provision of a Loan Facility, dated July 10, 2024, by and between the Company and Kreos Capital VII (UK) Limited (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (001-36352), filed on August 8, 2024).

10.3
Amended and Restated Open Market Sale Agreement, dated September 3, 2024, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Company's Registration Statement on Form S-3 (333-281903) filed on September 3, 2024).

10.4*	Amendment #1 to License Agreement, dated August 30, 2024, by and among Akebia Therapeutics, Inc., Keryx Biopharmaceuticals, Inc. and Averoa SAS.

10.5*!	Amendment #1 to Supply Agreement, dated October 15, 2024, by and between the Company and STA Pharmaceutical Hong Kong Limited.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

AKEBIA THERAPEUTICS, INC.

Date: November 7, 2024	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Erik J. Ostrowski
Erik J. Ostrowski
Senior Vice President, Chief Financial Officer, Chief Business Officer and Treasurer (Principal Financial Officer)

Date: November 7, 2024	By:	/s/ Richard C. Malabre
Richard C. Malabre
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Akebia Therapeutics, Inc. | Form 10-Q | Page 100