Form 10-K
period 2024-12-31
Akebia Therapeutics, Inc.
filed 2025-03-13
CIK 1517022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock on The Nasdaq Capital Market on June 28, 2024, was $210,916,948.
The number of shares of registrant’s Common Stock outstanding as of March 10, 2025 was 236,231,057.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2025 Annual Meeting of Stockholders within 120 days after the end of the registrant’s fiscal year ended December 31, 2024. Portions of the proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Akebia Therapeutics, Inc.
Form 10-K
For the Year Ended December 31, 2024

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
Akebia Therapeutics, Inc. | Form 10-K | Page 1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Form 10-K, contains forward-looking statements that are being made pursuant to the provisions of the U.S. Private Securities Litigation Reform Act of 1995 with the intention of obtaining the benefits of the “safe harbor” provisions of that Act. All statements contained in this Form 10-K other than statements of historical fact are forward-looking statements. These forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “build,” “can,” “contemplate,” “continue,” “could,” “should,” “designed,” “estimate,” “project,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “may,” “plan,” “possible,” “potential,” “predict,” “strategy,” “seek,” “target,” “will,” “would,” and other words and terms of similar meaning, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements include, but are not limited to, statements about:
•our plans with respect to commercializing Vafseo® (vadadustat) and label expansion opportunities currently under evaluation for Vafseo;
•our ability to maintain contracts with dialysis organizations for the sale of Auryxia® (ferric citrate) and Vafseo in the U.S.;
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
•estimates, beliefs and judgments related to the valuation of goodwill, debt and other assets and liabilities, including classification of expenses, assets and liabilities, our impairment analyses and our methodology and assumptions regarding fair value measurements;
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
•Our obligations in connection with the BlackRock Credit Agreement and requirements and restrictions in the BlackRock Credit Agreement could adversely affect our financial condition and restrict our operations.
•Our Royalty Interest Acquisition Agreement with HealthCare Royalty Partners IV, L.P. contains various covenants and other provisions, which, if violated, could materially adversely affect our financial condition.
•Our business is substantially dependent on the commercial success of Auryxia and Vafseo. If we are unable to continue to successfully commercialize Auryxia and Vafseo, our results of operations and financial condition will be materially harmed.
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
•If we are unable to obtain or maintain marketing approval in jurisdictions outside the United States, we and our partners will not be able to market any product or product candidates outside of the United States.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 4

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
•Policy changes or disruptions at the U.S. Food and Drug Administration, Centers for Medicare & Medicaid Services, regulatory authorities outside the U.S. and other government agencies caused by funding shortages, global health concerns or other events could prevent products, product candidates and services from being developed or commercialized in a timely manner, with expected terms or at all, which could negatively impact our business.
•Legislative and regulatory healthcare reform may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain for any products that are approved in the U.S. or foreign jurisdictions.
•We depend on collaborations with third parties for the development and commercialization of Auryxia, including an authorized generic version of Auryxia, Riona and Vafseo and, if these collaborations are not successful or if our collaborators terminate their agreements with us, we may not be able to capitalize on the market potential of Auryxia, Riona and Vafseo, and our business could be materially harmed.
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
•Changes in U.S. and international trade policies, particularly with respect to China and Canada, may adversely impact our business and operating results.
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
•We have identified a material weakness in our internal control over financial reporting as of December 31, 2024 relating to our accounting for inventory and inventory related transactions. If we are not able to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results or prevent fraud, and we may conclude that our internal control over financial reporting is not effective, which may adversely affect our business.
•Our stock price has been and may continue to be volatile, which could result in substantial losses for holders or future purchasers of our common stock and lawsuits against us and our officers and directors and could result in substantial costs and divert management's attention.
Akebia Therapeutics, Inc. | Form 10-K | Page 5

PART I

Item 1. Business
Overview
We are a fully integrated biopharmaceutical company with two commercial products for patients impacted by kidney disease. We have built a business focused on developing and commercializing innovative therapeutics that we believe serve as a foundation for future growth. Our team has significant expertise in hypoxia-inducible factor, or HIF, science having developed and commercialized Vafseo® (vadadustat), an oral HIF prolyl hydroxylase, or HIF-PH, inhibitor and have selected two additional HIF-based molecules for preclinical development.
We have established the company as a leader in the kidney community, and we believe our cross-organizational expertise in renal disease positions us for success. Chronic kidney disease, or CKD, is a condition in which the kidneys are progressively damaged to the point that they cannot properly filter the blood circulating in the body. This damage causes waste products to build up in the patient’s blood, leading to other health problems, including anemia, cardiovascular disease and bone disease. CKD significantly impacts the United States, or U.S., healthcare system, potentially affecting approximately 37 million patients and costing Medicare nearly $125 billion annually for treating Medicare beneficiaries with CKD or end-stage renal disease, or ESRD, according to the Centers for Disease Control and Prevention. Our two commercial products address certain complications of kidney disease.
Our current portfolio includes:
Vafseo was approved by the U.S. Food and Drug Administration, or the FDA, in March 2024 for the treatment of anemia due to CKD in adult patients on dialysis for at least three months. Shipment of Vafseo commenced in January 2025. We have commercial supply agreements for the purchase of Vafseo in place with dialysis organizations caring for nearly 100% of dialysis patients in the U.S. The current U.S. market opportunity for the treatment of anemia due to CKD in patients with dialysis is approximately $1 billion based on current erythropoiesis-stimulating agent, or ESA, pricing, and Vafseo is the only oral HIF-based treatment available in the U.S.
In the European Union, or EU, the United Kingdom, or UK, Switzerland and Australia, Vafseo is approved for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. Our partner MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, has an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in defined territories and launched Vafseo in Germany, Austria, Switzerland, the Netherlands and certain other countries in Europe in 2024.
In Japan, Vafseo is approved as a treatment for anemia due to CKD in both dialysis dependent and non-dialysis dependent patients and is marketed and sold by our collaborator Mitsubishi Tanabe Pharma Corporation, or MTPC. In Taiwan, Vafseo is approved for the treatment of symptomatic anemia due to CKD in adult patients on chronic maintenance dialysis and was launched in October 2024 by Tai Tien Pharmaceutical Company, an affiliate of MTPC. In Korea, Vafseo is approved as an anemia treatment for patients with CKD on hemodialysis.
Auryxia® (ferric citrate) is an orally administered medicine approved and marketed in the U.S. for two indications: (1) the control of serum phosphorus levels in adult patients with dialysis dependent chronic kidney disease, or DD-CKD, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with non-dialysis-dependent chronic kidney disease, or NDD-CKD.
Today, we market Auryxia in the U.S. Auryxia became part of our portfolio in 2018 and has historically contributed meaningful revenue to the business. In March 2025, Auryxia will lose exclusivity, or LoE. We believe the dynamics of Auryxia reimbursement being included in the ESRD bundle under Medicare Part B could result in slower revenue decline after the LoE date than in other LoE situations, but the impact of LoE on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of generics and the pricing of generics and other products on the market that compete with Auryxia.
Ferric citrate hydrate has also been approved in Japan, and is marketed and sold by our Japanese sublicensee, Japan Tobacco, Inc., and its subsidiary, Torii Pharmaceutical Co., Ltd., collectively, JT and Torii, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of adult patients with IDA under the trade name Riona in Japan. Averoa SAS, or Averoa, has an exclusive license to develop and commercialize ferric citrate in the European Economic Area, or EEA, Turkey, Switzerland, the UK, the Balkans and certain countries in Eastern Europe and the Middle East. Averoa applied for marketing authorization for ferric citrate in Europe in April 2024.
Our HIF-based product candidates and other pipeline assets are being evaluated to target areas of unmet needs. The discovery of HIF laid the foundation to explore the central role of oxygen sensing in many diseases. As we have
Akebia Therapeutics, Inc. | Form 10-K | Page 6

seen through the development of Vafseo as a treatment for anemia due to CKD, when stabilized, HIF triggers wide-ranging adaptive, protective responses during hypoxic or ischemic conditions. We have selected two additional HIF molecules for preclinical development: AKB-9090, potentially for cardiac surgery-related acute kidney injury, or CS-AKI, or acute respiratory distress syndrome, or ARDS, and AKB-10108 for retinopathy of prematurity, or ROP, in neonates.
In June 2021, we acquired from Cyclerion Therapeutics, Inc., or Cyclerion, an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase, or sGC, stimulator. We believe there is potential to explore the use of praliciguat for indications within kidney disease.
We continue to explore additional commercial and development opportunities to expand our pipeline and portfolio of novel therapeutics through both internal research and external innovation to leverage our fully integrated team.
Strategy
Our deep understanding of kidney disease helps us serve the unmet needs of kidney patients and others impacted by chronic and debilitating illness. Our commitment to patients informs our business decisions and short and long-term planning. There is a clear need to improve quality of life outcomes for people living with kidney disease. The prevalence and incidence of CKD is increasing in the U.S. population. The progression of CKD towards renal failure is complicated by multiple conditions which further deteriorate kidney function and the general health of patients if left untreated. Typically, the prevalence of these conditions increases as CKD progresses.
With two revenue-generating products and the research and development capabilities to discover, advance and commercialize new therapies, our intention is to both fulfill our purpose to better the lives of those impacted by kidney disease as well as leverage our internally developed innovations and explore therapies in other disease areas with high unmet needs.
Our strategic imperatives are threefold:
1.We aim to drive Vafseo to be the standard of care for the treatment of anemia due to CKD in the U.S. in both dialysis and, if approved, non-dialysis patient populations. We are commercializing Vafseo in the U.S. for adult patients on dialysis and began shipping product in January 2025. We have also advanced a plan to explore label expansion to the non-dialysis patient population and submitted a protocol to the FDA for VALOR, a Phase 3 cardiovascular outcome study of approximately 1,500 patients in the U.S. with late-stage CKD anemia not on dialysis. We expect to meet with the FDA to discuss VALOR.
2.Powered by Nobel prize-winning HIF science and in-licensed technology, we plan to work to create a future for Akebia both within and beyond kidney disease. We intend to leverage our cross organizational experience in nephrology gained through the commercialization of Auryxia and our team’s robust discovery and research and development capabilities to advance our pipeline.
3.We continue to explore strategic growth, which includes additional commercial and development opportunities to expand our pipeline and portfolio of novel therapeutics, through external innovation to leverage our fully integrated team.
We plan to make strategic use of capital and will also continue our approach of financial discipline, cross-organizational efficiency and operational effectiveness.
Drive Vafseo to be Standard of Care in the Treatment of Anemia due to CKD
Anemia is common in patients with CKD, and its prevalence increases with disease progression. Anemia due to CKD results from inadequate erythropoietin, or EPO, levels, negatively affecting red blood cell production. Left untreated, anemia accelerates the overall deterioration of patient health with increased morbidity and mortality. According to the U.S. Renal Data System 2022 Annual Data Report, there were nearly 558,000 patients in the U.S. on dialysis in 2020, of which 86% were on in-center hemodialysis and the remainder on home dialysis, which includes both peritoneal dialysis and home hemodialysis.
The current standard of care for anemia due to CKD is treatment by injectable recombinant human ESAs such as Epogen® (epoetin alfa), Aranesp® (darbepoetin alfa) or Mircera® (methoxy polyethylene glycol-epoetin beta), or blood transfusion. When administered to a patient, injectable ESAs provide supraphysiological levels of exogenous EPO to stimulate production of red blood cells, or RBCs. While injectable ESAs can be effective in raising hemoglobin levels, they have the potential to cause significant side effects and need to be injected subcutaneously or intravenously.
The current market opportunity for the treatment of anemia due to CKD in adult patients on dialysis is approximately $1 billion in the U.S. based on current ESA pricing. We believe there is a significant opportunity for Vafseo to become the standard of care for the treatment of anemia due to CKD for adult patients on dialysis and, if approved, not on dialysis.
Akebia Therapeutics, Inc. | Form 10-K | Page 7

Vafseo is an oral HIF-PH inhibitor that stimulates the body's natural response to hypoxia. Through activation of the HIF pathway, Vafseo stimulates the body's natural production of EPO and improves mobilization of stored iron to help dialysis patients with CKD manage their anemia. Our data from the INNO2VATE trials show Vafseo corrected and maintained hemoglobin within target range through a gradual increase over time with evidence of fewer hemoglobin overshoots. Further, we saw in our studies fewer dose adjustments in an once daily oral dose for patients. Our clinical data showed that Vafseo has a safety profile similar to the ESA standard of care. These findings contribute to why we believe Vafseo offers a compelling new choice for physicians for anemia management.
Vafseo – An oral treatment for anemia due to CKD for adult patients on dialysis
Upon Vafseo approval, we implemented a launch plan to commercialize Vafseo for the treatment of anemia due to CKD in adult patients on dialysis, the critical first step toward Vafseo potentially becoming the standard of care. We have completed certain critical commercialization initiatives, including securing reimbursement for Vafseo under the Transitional Drug Add-on Payment Adjustment, or TDAPA, and securing access to Vafseo for patients through commercial supply agreements with dialysis organizations. In addition, we continue to work to help dialysis organizations establish protocols and to drive prescriber demand.
Medications covered under the ESRD Prospective Payment System, or PPS, in Medicare are known as the ESRD Bundle, a payment structure with a flat base rate per dialysis session adjusted for individual patient and facility characteristics. Dialysis-related drugs are included in the ESRD Bundle if they fall into functional categories such as anemia management. In a final ESRD PPS rule published in November 2018, Centers for Medicare & Medicaid Services, or CMS, confirmed that it will expand the TDAPA to all new dialysis drugs approved by the FDA after January 1, 2020. The TDAPA provides separate payment for new drugs for two years based on the drug’s Average Sales Price that is in addition to the base rate in the bundle in order to facilitate the adoption of innovative therapies. Vafseo met the criteria for TDAPA in the anemia management ESRD PPS functional category beginning on January 1, 2025. The TDAPA program provides two years of reimbursement for Vafseo in addition to the ESRD bundled rate to dialysis organizations.
Most dialysis clinics operate within dialysis organization networks, the largest of which are DaVita, Inc., or DaVita, Fresenius KidneyCare Group LLC, or Fresenius, and U.S. Renal Care, or USRC. Following Vafseo's U.S. approval, we engaged with dialysis organizations to secure commercial supply agreements for Vafseo. Prior to first shipping Vafseo in the U.S. in January 2025, we had contracts in place with dialysis organizations caring for nearly 100% of dialysis patients.
Treatment is usually driven by medical protocols that dialysis organizations implement across their entire network of clinics. With commercial supply contracts in place, our medical team is working closely with dialysis organization medical professionals to develop protocols for the use of Vafseo in appropriate patient populations as dictated by the Vafseo label. When implemented, protocols can result in rapid change applicable to large segments of the patient population covered by the protocol.
Today, we have an established and embedded commercial team with approximately 35 key account managers, or KAMs, supported by our commercial operations team. Upon Vafseo's U.S. approval and in parallel with contracting and protocol development, our KAMs began detailing Vafseo to prescribers. Nephrologists have identified particularly underserved patient groups: home dialysis patients, a segment in which injectable ESAs are cumbersome, and patients on a higher ESA dose as higher doses of ESAs may be associated with all-cause mortality and cardiovascular complications independent of hemoglobin level. We anticipate Vafseo near-term adoption in these patient populations.
Effective commercialization provides the foundation for a new treatment to potentially become the standard of care. We believe it is also important to generate new data to educate physicians. We initiated a collaborative clinical trial with USRC. In December 2024 the Vafseo Outcomes In-Center Experience trial began to enroll up to approximately 2,200 patients randomized to oral Vafseo 300 mg tablets administered three times per week or standard-of-care ESAs. The trial will end approximately 18 months after the last patient is randomized. The primary endpoint is all-cause mortality, and the secondary endpoint is all-cause hospitalization. The trial was powered to demonstrate non-inferiority for all-cause mortality and superiority for a 10% reduction in all-cause hospitalization. As of early March, USRC has enrolled more than half of the total target of 2,200 patients in the trial, and we expect the trial to be fully enrolled by the end of 2025.
Separately, additional studies might provide relevant data to support Vafseo label expansion specific to alternative dosing to complement existing alternative dosing data. We previously completed the FO2CUS study and the MO2DIFY study which both evaluated alternative dosing. See Part I, Item 1, Clinical Development Programs, for additional information on the FO2CUS study and the MO2DIFY study.
Akebia Therapeutics, Inc. | Form 10-K | Page 8

Vafseo – The potential for label expansion for the treatment of anemia due to CKD for patients not on dialysis.
There are approximately 550,000 patients with stage 4 or stage 5 CKD who are anemic and not receiving dialysis. Of these patients, only 25 percent are treated for anemia. As CKD is progressive and irreversible, these patients are likely to advance to ESRD and dialysis. Data suggests that if patients start dialysis with a hemoglobin level that is in the range of 9 g/dL to 10 g/dL, they have a significantly higher mortality rate at three months, six months and 12 months, even once their anemia is adequately managed. However, despite an appreciation of the risks of starting dialysis with unmanaged anemia, industry research suggests that the use of ESAs is low and declining in the non-dialysis patient population. Today, ESAs in the non-dialysis CKD patient population are approved but use is limited, typically following label guidance when a patient’s hemoglobin is below 10 g/dL and to reduce the likelihood of requiring a red blood cell transfusion. Concerns with the potential risk of hemoglobin instability that is a result of labeling could contribute to non treatment with an ESA. Further, data suggests patients are hesitant to self-administer an injection.
We believe the availability of an oral HIF-PH inhibitor within the non-dialysis patient population could address the issues contributing to the decline in ESA use among that patient population. We believe physicians agree, as third-party data from a 2024 Spherix Global Insights report indicated that 87% of physicians agreed with the statement that their treatment of anemia in CKD non-dialysis dependent patients would increase substantially if HIF-PH inhibitors are FDA approved.
We are committed to pursuing a path for label expansion for Vafseo for CKD non-dialysis dependent patients. We initially submitted a New Drug Application, or NDA, to the FDA for vadadustat in March 2021 and in March 2022, the FDA issued a complete response letter, or CRL, to our NDA. The FDA concluded that the data in the NDA did not support a favorable benefit-risk assessment of vadadustat for dialysis and non-dialysis patients. The FDA expressed safety concerns, noting failure to meet non-inferiority in Major Adverse Cardiovascular Events, or MACE, in the non-dialysis patient population. While we have since secured FDA approval for use in dialysis patients, we believe there are compelling data supporting a positive benefit-risk profile for the use of Vafseo broadly in patients with CKD. In addition, we submitted a protocol to the FDA for VALOR, a Phase 3 cardiovascular outcome study of approximately 1,500 U.S. subjects with late-stage CKD anemia not on dialysis with a comparator to standard of care. We received FDA feedback on the protocol and expect to meet with the FDA to discuss VALOR. We intend to initiate the study by the second half of 2025. The study will be one part of what we believe will be a robust data package that will likely include data from the 1,700 U.S. patients in the Global Phase 3 PRO2TECT Program, as well as safety data from the commercial use of Vafseo in the U.S. in dialysis patients, and data on the use of Vafseo in Japan in dialysis and non-dialysis patients where Vafseo has been in the market since 2020.
Create a Future for Akebia both within and beyond Kidney Disease
We believe our leadership in the kidney community and deep understanding of the CKD market creates a competitive advantage and positions us for success particularly through the launch of Vafseo. We seek to explore opportunities where we can leverage our commercial excellence attained over the past decade commercializing Auryxia in the kidney space.
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
Phosphate binders and phosphate inhibitors are the only interventions marketed for the treatment of hyperphosphatemia. According to the U.S. Renal Data System 2022 Annual Data Report, there were nearly 558,000 patients in the U.S. on dialysis in 2020, of which approximately 80% were treated with a phosphate binder. Phosphate binders need to be taken with meals and snacks, and it is not uncommon for CKD patients receiving dialysis to be prescribed as many as 12 or more phosphate binder pills per day, among other medications. Patients taking phosphate binders also experience gastrointestinal tolerability issues. As a result of the pill burden and tolerability issues associated phosphate binders, prescribed phosphate binders are often intolerable for many patients, leading to lack of treatment adherence.
In addition, in 2020 approximately 44% of patients treated with a phosphate binder were treated solely with a calcium-based binder, which can lead to side effects such as increased cardiovascular risk, hypercalcemia and gastrointestinal-related adverse events. Due to the risks associated with calcium-based binders, in 2017 Kidney Disease: Improving Global Outcomes, recommended that clinicians limit the use of calcium-based binders.
IDA is a common form of anemia that is caused by patients not having enough iron to manufacture healthy RBCs. Although anyone can develop IDA, it is particularly common in NDD-CKD patients. IDA is associated with fatigue, lethargy, decrease quality of life, cardiovascular complications, hospitalizations and increased mortality.
Akebia Therapeutics, Inc. | Form 10-K | Page 9

We estimate that there are more than 500,000 adult patients in the U.S. with NDD-CKD diagnosed with IDA and managed by a nephrologist. Currently, there are two forms of iron therapy used to treat IDA: oral iron supplements and iron delivered via intravenous infusion, or IV. Oral iron is currently the first-line iron replacement therapy for most physicians; however, oral iron supplements are poorly absorbed by many patients, which may adversely impact their effectiveness, and are associated with certain side effects, such as constipation, diarrhea and cramping, that may adversely affect treatment adherence. IV iron is viewed as an effective treatment; however, like other intravenous medicines, it is logistically difficult to administer in an office setting, where NDD-CKD patients are more often treated.
Auryxia – An oral treatment for hyperphosphatemia and iron deficiency anemia
We market Auryxia in the U.S. through our well-established, nephrology-focused sales force and commercial organization.
Auryxia, an oral-only phosphate binder, was included in the ESRD PPS bundle payment beginning in January 2025, representing a shift, as Auryxia was previously covered by Medicare under Part D and commercial channels. In addition, dialysis organizations will receive a TDAPA payment for claims that include phosphate binders for the next two years. After two years, CMS will adjust the bundle price based on the amount spent on phosphate binders during that time and no longer include an extra TDAPA payment in claims. The shift in reimbursement initiated a change in the distribution of Auryxia to patients and a change in our contracting strategy. We had previously distributed Auryxia primarily in the retail channel through wholesalers or through large dialysis organization pharmacies, such as Fresenius Rx. Now, patients with hyperphosphatemia have access to Auryxia through dialysis organizations in the U.S. and distribution of Auryxia sits with the dialysis organization through dialysis organizations’ pharmacies, or other specialty pharmacies or distributors.
In preparation for this change, throughout 2024 we began contracting directly with dialysis organizations for Auryxia. Some of the dialysis organizations had their own specialty pharmacies and could distribute medication to patients, while others needed to partner with a specialty pharmacy to provide this service. We determined that, in order to ensure patient access, we needed to contract with distribution partners of the dialysis organizations as well. We enabled broad access to Auryxia by executing contracts with dialysis organizations that care for nearly 100% of patients on dialysis in the U.S. Akebia now delivers Auryxia directly to dialysis organizations or to their distribution partners rather than to wholesalers.
We currently have exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protect us from generic drug competition until March 2025. We believe the dynamics of Auryxia reimbursement being included in the ESRD bundle under Medicare Part B could result in slower revenue decline after the LoE date than in other LoE situations, but the impact of LoE on future Auryxia revenues will depend on many factors including our ability to maintain contracts with dialysis organizations, the timing and number of generics and the pricing of generics and other products on the market that compete with Auryxia.
Outside the U.S., JT and Torii market Riona in Japan, and we receive tiered double-digit royalties based on their sales in Japan. Averoa applied for marketing authorization for ferric citrate in Europe.
We also leverage our research and development competency and expertise in HIF-based technology to both build on our commitment to kidney disease and also address areas of unmet medical need outside of kidney disease. We have invested resources to build out a preclinical portfolio and have selected two candidates for further preclinical development: AKB-9090 and AKB-10108. We intend to explore AKB-9090 for potential use in CS-AKI and ARDS, and AKB-10108 for potential use in ROP.
Cardiac Surgery-related Acute Kidney Injury
AKI is a sudden decline in the ability of the kidneys to work and perform their normal functions. AKI occurs in many settings including in 20-30% of the approximately two million patients who undergo cardiac surgery with use of cardio-pulmonary bypass each year worldwide. There are no current treatments available for CS-AKI. Stabilization of HIF by prolyl hydroxylase inhibition leads to the release of erythropoietin, a shift to anaerobic metabolism (glycolysis) and decreased inflammatory responses that collectively lessen kidney ischemia-reperfusion injury and ameliorate the decline in kidney function seen in many clinical settings including CS-AKI. Data from our preclinical studies showed AKB-9090 to be highly active in lessening the severity of AKI in an animal model of ischemia-reperfusion injury. We expect to initiate a Phase 1 trial of AKB-9090 in 2025.
Acute Respiratory Distress Syndrome (ARDS)
ARDS is a life-threatening acute form of lung disease characterized by acute bilateral pulmonary edema and severe hypoxemia (low blood oxygen). Despite improvement in supportive care, a third-party study indicated high hospital mortality rates for patients with ARDS admitted to participating intensive care units. The mortality rate among patients with ARDS in the study was: 34.9% with mild ARDS; 40.3% with moderate ARDS and 46.1% with severe ARDS. There are currently no treatments
Akebia Therapeutics, Inc. | Form 10-K | Page 10

available for ARDS except for supportive care. Stabilization of HIF by prolyl hydroxylase inhibition leads to the release of erythropoietin, increased extracellular adenosine signaling, increased glycolytic activity and decreased inflammation in lung epithelial cells that promote resolution of the lung injury. Our plan is to first study HIF activity in vadadustat for the treatment of ARDS due to suspected aspiration, pathogen-associated pneumonia, or sepsis in hospitalized patients, which could provide clinical data from an investigator-initiated trial, and then to use these findings to support clinical development of an alternative HIF-based molecule such as AKB 9090 for ARDS. In earlier studies, vadadustat lessened the severity of COVID-19 pneumonia in a clinical trial (NCT04478071) and improved outcomes in animal models of acute lung injury.
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
Clinical Development Programs
Below is a summary of the clinical development work completed for vadadustat.
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
Both the INNO2VATE and PRO2TECT Phase 3 programs were global, multicenter, open-label, sponsor-blind, active-controlled non-inferiority programs. In both programs, patients were randomized 1:1 to receive either oral vadadustat or injectable darbepoetin alfa. The primary efficacy endpoint for each study in the INNO2VATE and PRO2TECT programs was the mean change in hemoglobin between baseline and the primary evaluation period. Non-inferiority, or NI, for the primary efficacy endpoint was achieved if the lower bound of the 95% confidence interval for the between-group difference of the mean hemoglobin change did not fall below the pre-specified NI margin. Both the INNO2VATE and PRO2TECT programs included the primary safety endpoint of the assessment of MACE, with a comparison of vadadustat to darbepoetin alfa. MACE is defined as the composite endpoint of all-cause mortality, non-fatal myocardial infarction, or non-fatal stroke. The primary safety analysis for each program was based on the combined MACE events from the two studies in each of INNO2VATE and PRO2TECT. NI for the primary safety analysis was achieved if the upper bound of the 95% confidence interval for the hazard ratio, or HR, of vadadustat to darbepoetin alfa did not exceed the pre-specified NI margin. We prospectively defined and agreed to non-inferiority margins with the U.S. and European regulatory authorities and agreed with the U.S. regulatory authorities on the key components of our statistical analysis plan.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 11

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

Primary Safety Major Adverse Cardiovascular Events (MACE) Endpoint Result
The PRO2TECT program (Correction and Conversion studies) (n=3,471):
•Primary Safety MACE Endpoint Result: Vadadustat did not meet the PRO2TECT program's primary safety endpoint of non-inferiority for MACE. The upper bound of the 95% confidence interval of the HR was above the pre-specified NI margin of 1.25 for primary MACE analysis (HR 1.17, 95% CI: 1.01, 1.36).
Analysis of MACE events conducted by the Company in the PRO2TECT program revealed that the greater number of MACE events observed among vadadustat patients as compared to the active comparator was primarily related to an excess of non-cardiovascular death and death-of-unknown-cause in regions outside of the U.S. where significant differences in treatment patterns for NDD-CKD patients were observed.
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
The incidence of treatment emergent adverse events, or TEAEs, during the Correction study in the vadadustat-treated patients was 90.9%, and 91.6% in darbepoetin alfa-treated patients. During the study, the most common TEAEs reported in vadadustat/darbepoetin alfa-treated patients were end-stage renal disease (34.7%/ 35.2%), hypertension (17.7%/ 22.1.%), hyperkalemia (12.3.%/ 15.6%), urinary tract infection (12.9%/ 12.0%), diarrhea (13.9%/ 10.0%), peripheral oedema (12.5%/ 10.5%), fall (9.6%/ 10%) and nausea (10%/ 8.2%). Serious TEAEs were 65.3% for vadadustat-treated patients and 64.5% for darbepoetin alfa-treated patients. The incidence of TEAEs during the Conversion study in vadadustat treated patients was 89.1% and 87.7% in darbepoetin alfa-treated patients. During the study, the most common TEAEs reported in vadadustat/darbepoetin alfa-treated patients were end-stage renal disease (27.5%/ 28.4%), hypertension (14.4%/ 14.8%), urinary tract
Akebia Therapeutics, Inc. | Form 10-K | Page 12

infection (12.2%/ 14.5%), diarrhea (13.8.%/ 8.8.%), peripheral oedema (9.9%/ 10.1%) and pneumonia (10.0%/ 9.7%). Serious TEAEs were 58.5% for vadadustat-treated patients and 56.6% for darbepoetin alfa-treated patients.
Hepatic Safety Profile of Vadadustat in Clinical Studies
During the conduct of our Phase 3 program our team and hepatic experts analyzed hepatic cases (unblinded to treatment). Further, following the completion of our global Phase 3 clinical program for vadadustat, there was a review of hepatic safety across the vadadustat clinical program, which included eight completed Phase 2 and 3 studies in NDD-CKD patients, 10 completed Phase 1, 2, and 3 studies, and two then-ongoing Phase 3b studies in DD-CKD patients, and 18 completed studies in healthy subjects (17 Phase 1 and one Phase 3). This review consisted of a blinded re-assessment of hepatic events conducted by a separate panel of hepatic experts. While hepatocellular injury attributed to vadadustat was reported in less than 1% of patients, there was one case of severe hepatocellular injury with jaundice, and we cannot guarantee that similar events will not happen in the future. In the clinical review of our NDA in March 2024, the FDA concluded that there is a hepatocellular injury risk with the use of vadadustat in patients with CKD, although the risk of serious liver injury appears rare.
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
FO2CUS Study
Primary and Secondary Efficacy Endpoint Results
In the FO2CUS study, each vadadustat starting dose regimen (600 mg, 900 mg) and the combined vadadustat-treated group achieved the primary efficacy endpoint of the mean change in Hb between baseline and the primary evaluation period (weeks 20-26) compared to Mircera in adult patients on hemodialysis, demonstrating non-inferiority to Mircera based on a non-inferiority margin of -0.75 g/dL. Similarly, each starting dose regimen of vadadustat and the combined vadadustat-treated group achieved the secondary efficacy endpoint of the mean change in Hb between baseline and the secondary evaluation period (weeks 46-52).
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
Akebia Therapeutics, Inc. | Form 10-K | Page 13

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
Manufacturing and Supply
Overview
We neither own nor operate, and currently have no plans to own or operate, any manufacturing or distribution facilities. We rely on third-party contract manufacturing organizations, or CMOs, to produce all of our preclinical, clinical and commercial supply, and third-party distributors to distribute Auryxia and Vafseo. We have established relationships with several CMOs and expect to continue to rely on either existing or alternative CMOs and distributors to manufacture or distribute our products to support ongoing and planned preclinical, clinical and commercial distribution activities. Our CMOs have other clients and may have other priorities that could affect manufacturing line capacity and/or delivery schedules. Both of these occurrences would be beyond our control. All clinical and commercial supplies are manufactured under current Good Manufacturing Practices, or cGMPs, which is a regulatory requirement for the production of pharmaceuticals that will be used in humans.
Vafseo
We currently rely on suppliers for the direct manufacture of our drug substance and drug product for clinical and commercial supply of Vafseo. We have entered into supply agreements with STA Pharmaceutical Hong Kong Limited, or STA, for the manufacture of Vafseo drug substance and drug product for commercial use and Patheon Inc. for the manufacture of Vafseo drug product for commercial use. In addition, we and Esteve Química, S.A. have agreed to negotiate the terms of a new supply agreement for the manufacture of Vafseo drug substance for commercial use. We plan to mitigate potential commercial supply risks for Vafseo, if any, through inventory management and we may enter into additional manufacturing arrangements for both drug substance and drug product. For more information about our manufacturing agreements for Vafseo, see Part II,
Akebia Therapeutics, Inc. | Form 10-K | Page 14

Item 7. Management’s Discussion and Analysis and Note 10, Commitments and Contingencies, to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data.
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
Auryxia
The active pharmaceutical ingredient of Auryxia, ferric citrate, is a small molecule. The synthesis of ferric citrate is reliable and reproducible from starting materials available from multiple sources at a commercial scale. Ferric citrate can be formulated into compressed tablets using proprietary manufacturing processes. As with any supply program, obtaining raw materials and finished drug product of the required quality and quantity cannot be guaranteed, and we cannot ensure that we will be successful in this endeavor.
We have established CMO relationships for the supply of Auryxia to help ensure that we will have sufficient material for ongoing commercial sales and clinical trials. We currently rely on single-source suppliers for the manufacture of our drug substance and drug product for clinical and commercial supply of Auryxia. The drug substance for Auryxia is supplied by Siegfried Evionnaz SA, or Siegfried, pursuant to a supply agreement, as amended, with pricing structured on a per-kilogram basis. Auryxia drug product is supplied by Patheon Manufacturing Services LLC (Thermo Fisher) pursuant to a Master Manufacturing Service Agreement with per-bottle pricing structured on a tiered basis, with the price reduced as the product volume increases. The supply agreement with Siegfried requires that we satisfy certain minimum purchase requirements, but we are not obligated to use Siegfried as our exclusive supplier. For more information about our manufacturing agreements for Auryxia, see Part II, Item 7. Management’s Discussion and Analysis and Note 10, Commitments and Contingencies, to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data.
We utilize third parties for the commercial distribution of Auryxia, including wholesale distributors and certain specialty pharmacy providers. We have also engaged Cardinal Health, Inc., as the exclusive third-party logistics distribution agent for commercial sales of Auryxia and Vafseo. The third-party logistics provides services to the Company that include storage, distribution, processing product returns, customer service support, logistics support, electronic data interface and system access support.
License and Collaboration Agreements
Vafseo License and Collaboration Agreements
Medice License Agreement
On May 24, 2023, or the Medice Effective Date, we entered into a License Agreement, or the Medice License Agreement, with Medice, under which we granted to Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in adult patients with chronic kidney disease in the EEA, UK, Switzerland and Australia, or the Medice Territory.
Under the Medice License Agreement, we received an up-front payment of $10.0 million and are eligible to receive the following payments:
(i)     commercial milestone payments up to an aggregate of $100.0 million, and
(ii)     tiered royalties ranging from 10% to 30% of Medice's annual net sales of Vafseo in the Medice Territory, subject to reduction in certain circumstances.
The royalties will expire on a country-by-country basis upon the latest to occur of (i) the date of expiration of the last-to-expire valid claim of ours, Medice or joint patent that covers Vafseo in such country in the Medice Territory, (ii) the date of expiration of data or regulatory exclusivity for Vafseo in such country in the Medice Territory and (iii) the date that is 12 years from first commercial sale of Vafseo in such country in the Medice Territory.
Under the Medice License Agreement, we retain the right to develop Vafseo for non-dialysis patients with anemia due to CKD in the Medice Territory. If we develop Vafseo for non-dialysis patients and Vafseo receives marketing approval for non-dialysis patients in the Medice Territory, Medice will commercialize Vafseo for both indications in the Medice Territory. In this instance, we would receive 70% of the net product margin of any sales of Vafseo in the non-dialysis patient population, unless Medice requests to share the cost of the development necessary to gain approval to market Vafseo for non-dialysis patients in the Medice Territory and the parties agree on alternative financial terms.
We and Medice established a joint steering committee to oversee the development and commercialization of Vafseo in the Medice Territory.
Akebia Therapeutics, Inc. | Form 10-K | Page 15

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
On September 13, 2024, we entered into a supply agreement, or the Medice Supply Agreement, with Medice under which we supply Vafseo drug product to Medice for commercial and developmental use in the Medice Territory.
MTPC Collaboration Agreement
In December 2015, we entered into a collaboration agreement with MTPC, as amended, or the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to Vafseo in Japan and certain other Asian countries, or the MTPC Territory. In addition, we supply Vafseo to MTPC for both clinical and commercial use in the MTPC Territory, subject to MTPC’s option to manufacture commercial drug product in the MTPC Territory. On July 15, 2020, we entered into a supply agreement with MTPC for the commercial supply of Vafseo for use in Japan and certain other Asian countries, as contemplated by the MTPC Agreement, which was amended effective as of December 5, 2022.
Unless earlier terminated, the MTPC Agreement will continue in effect on a country-by-country basis until the later of the following: (i) expiration of the last-to-expire patent covering Vafseo in such country in the MTPC Territory; (ii) expiration of marketing or regulatory exclusivity in such country in the MTPC Territory; or (iii) ten years after the first commercial sale of Vafseo in such country in the MTPC Territory. MTPC may terminate the MTPC Agreement upon twelve months’ notice. Either party may terminate the MTPC Agreement upon the material breach of the other party that is not cured within a specified time period or upon the insolvency of the other party.
Under the terms of the MTPC Agreement, we are eligible to receive payments from MTPC of up to approximately $225.0 million in the aggregate based on the achievement of certain development, regulatory and sales milestones, as well as tiered royalty payments ranging from 13% to 20% on annual net sales of Vafseo in the MTPC Territory, subject to reduction upon launch of a generic product on a country-by-country basis.
In February 2021, we entered into a royalty interest acquisition agreement with HealthCare Royalty Partners IV, L.P., or HCR, whereby we sold our right to receive royalties and sales milestones for Vafseo in Japan and certain other Asian countries in the MTPC territory under the MTPC Agreement, subject to certain caps and other terms and conditions. For more information on our royalty interest acquisition agreement with HCR, see Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Form 10-K.
CSL Vifor License Agreement
On February 18, 2022, we entered into a Second Amended and Restated License Agreement, or the Vifor License Agreement, with Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor, which amended and restated the License Agreement dated as of May 12, 2017. The Vifor License Agreement granted CSL Vifor an exclusive license to sell Vafseo to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by us, to independent dialysis organizations that are members of certain group purchasing organizations and certain non-retail specialty pharmacies, collectively, the Supply Group, in the U.S.
The Vifor License Agreement was structured as a profit share arrangement between us and CSL Vifor in which we would receive approximately 66% of the profits, net of certain pre-specified costs. CSL Vifor made an upfront payment to us of $25.0 million in February 2022 in connection with the amendment and restatement of the Vifor License Agreement. In addition, we entered into certain investment agreements with CSL Vifor, pursuant to which we sold CSL Vifor an aggregate of 7,571,429 shares of our common stock for a total of $70.0 million. The shares have not been registered pursuant to the Securities Act of 1933, as amended, or the Securities Act, and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder as the transaction did not involve any public offering within the meaning of Section 4(a)(2) of the Securities Act.
On July 10, 2024, we and CSL Vifor entered into the Vifor Termination and Settlement Agreement, or the Vifor Termination Agreement, pursuant to which we and CSL Vifor agreed, among other things, to terminate, effective immediately, the Vifor License Agreement.
Pursuant to the terms of the Vifor Termination Agreement, we will pay CSL Vifor decreasing quarterly tiered royalty payments ranging from a high single-digit percentage of our net sales of Vafseo up to $450.0 million to mid-single digit percentage of
Akebia Therapeutics, Inc. | Form 10-K | Page 16

our net sales of Vafseo above $450.0 million, in each case, in the U.S. during a calendar year, or the Settlement Royalty Payments. The Settlement Royalty Payments will commence upon the first sale of Vafseo by us, our affiliates or third-party licensees to a third party for use in the U.S., and will continue until the later of the (i) expiration of the last-to-expire valid claim listed in the FDA Orange Book that would be infringed by the making, using, selling or importing of Vafseo in the U.S. or (ii) the expiration of marketing or regulatory exclusivity for Vafseo in the U.S., or the Settlement Royalty Term. Beginning on July 1, 2027 and throughout the Settlement Royalty Term, we have the option to make a one-time payment to CSL Vifor, or the Royalty Buy-Down Option, upon which the Settlement Royalty Payments will be adjusted as of the date of exercise of the Royalty Buy-Down Option such that we will then only pay CSL Vifor quarterly royalty payments based on a mid-single digit percentage of our net sales of Vafseo up to $450.0 million in the U.S. during a calendar year in lieu of the above Settlement Royalty Payments. If we exercise the Royalty Buy-Down Option, the WCF Royalty Payments, as described below, will continue.
The WCF Royalty Payments, as described below, the Settlement Royalty Payments and the Royalty Buy-Down Option are in consideration for the termination of the Vifor License Agreement and all obligations thereunder, and the covenants and agreements set forth in the Vifor Termination Agreement, including the settlement and release of all disputes and claims which could arise from the Vifor License Agreement.
Pursuant to the Vifor License Agreement, CSL Vifor contributed $40.0 million to a working capital facility, or Working Capital Fund, established to partially fund our costs of purchasing Vafseo from our contract manufacturers. On May 3, 2024, we and CSL Vifor entered into Amendment #1 to the Vifor License Agreement, or the Vifor Amendment. Pursuant to the Vifor Amendment, and as modified by the Vifor Termination Agreement, we and CSL Vifor agreed to modify the method of repayment of the Working Capital Fund such that the Working Capital Fund will be repaid through quarterly tiered royalty payments ranging from 8% to 14% of our net sales of Vafseo in the U.S., or the WCF Royalty Payments. The WCF Royalty Payments will commence on July 1, 2025, and will continue until the earlier of (i) the cumulative total of the WCF Royalty Payments equals $40.0 million, or (ii) May 31, 2028, or the WCF Royalty Term. The WCF Royalty Payments are subject to minimum true-up milestones of $10.0 million, $20.0 million and $40.0 million, or the WCF Royalty True-Up Payments, on each of May 31, 2026, May 31, 2027 and May 31, 2028, respectively, or the WCF Royalty True-Up Dates. If the cumulative total of the WCF Royalty Payments paid to CSL Vifor on any given WCF Royalty True-Up Date is less than the respective WCF Royalty True-Up Payment, we will pay CSL Vifor a one-time payment equal to the difference between the WCF Royalty True-Up Payment and the cumulative total of the WCF Royalty Payments paid by us through such WCF Royalty True-Up Date.
Auryxia License and Collaboration Agreements
Averoa License Agreement
On December 22, 2022, we and Averoa entered into a license agreement, or Averoa License Agreement, pursuant to which we granted to Averoa an exclusive license to develop and commercialize ferric citrate, or Averoa Licensed Product, in the EEA, Turkey, Switzerland and the United Kingdom, and in August 2024, we also granted Averoa an exclusive license to develop and commercialize ferric citrate in the Balkans and certain countries in Eastern Europe and the Middle East, or collectively, the Averoa Territory. We and Averoa have established a joint steering committee to oversee the development, manufacturing and commercialization of the Averoa Licensed Product in the Averoa Territory. In April 2024, Averoa submitted its marketing authorization application for ferric citrate in Europe and the application is still under review.
Under the Averoa License Agreement, we are entitled to receive tiered, escalating royalties ranging from a mid-single digit percentage to a low double-digit percentage of Averoa's annual net sales of the Averoa Licensed Product in the Averoa Territory, including certain minimum royalty amounts in certain years, and subject to reduction in certain circumstances. The royalties will expire on a country-by-country basis upon the last to occur of (a) ten years following the date of first commercial sale of the Licensed Product in such country; (b) expiration of the last valid claim of our patent rights and joint patent rights in such country; and (c) the date of expiration of the data, regulatory, or marketing exclusivity period conferred by the applicable regulatory authority in such country with respect to the Licensed Product. As of December 31, 2024, we have not received any royalties under this agreement.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 17

an Amended and Restated Sublicense Agreement, which was amended in June 2013, or the Revised Agreement, with JT and Torii.
In January 2014, JT and Torii received manufacturing and marketing approval of ferric citrate from the Japanese Ministry of Health, Labour and Welfare. Ferric citrate hydrate, which launched in May 2014 and is being marketed in Japan by Torii under the brand name Riona, is indicated as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including NDD-CKD and DD-CKD. In July 2019, JT and Torii, reported positive top-line results from a pivotal Phase 3 comparative study evaluating Riona for the treatment of IDA in adult patients in Japan, which was approved in March 2021. In May 2020, JT and Torii filed an application for approval of IDA as an additional indication for Riona in Japan. Under the terms of the Revised Agreement with JT and Torii, we are eligible to receive royalty payments based on a tiered low double-digit percentage of net sales of Riona in Japan inclusive of amounts that we must pay to Panion & BF Biotech, Inc., or Panion, on JT and Torii’s net sales of Riona under the Panion Amended License Agreement, subject to certain reductions upon expiration or termination of the Panion Amended License Agreement, and may also receive up to an additional $55.0 million upon the achievement of certain annual net sales milestones. We recorded $5.4 million in license revenue related to royalties earned on net sales of Riona in Japan during the year ended December 31, 2024.
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
During the year ended December 31, 2024, we recorded $9.1 million in royalties due to Panion relating to the sales of Auryxia in the U.S. and JT and Torii net sales of Riona in Japan.
Cyclerion Therapeutics License Agreement
In June 2021, we entered into a license agreement, or the Cyclerion Agreement, with Cyclerion under which Cyclerion granted us an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral sGC stimulator.
Under the terms of the Cyclerion Agreement, we paid $3.0 million in cash upfront to Cyclerion and expensed the amount to research and development, or R&D, expense in June 2021. In December 2024, we amended the terms of the Cyclerion Agreement, pursuant to which we paid an additional $1.25 million in cash upfront to Cyclerion and we will pay an additional $0.5 million to Cyclerion on or before September 30, 2025. In addition, the parties agreed to the reduction of certain development milestones and the increase of certain royalty rates on net sales and sublicense income. We now control all
Akebia Therapeutics, Inc. | Form 10-K | Page 18

clinical and commercial manufacturing of praliciguat, which will be conducted by a third party manufacturer. We will also control patent prosecution and pay intellectual property costs starting April 1, 2025.
In addition, Cyclerion is eligible to receive up to an aggregate of $198.5 million from us in specified development and regulatory milestone payments on a product-by-product basis. Cyclerion will also be eligible to receive specified commercial milestones as well as tiered royalties ranging from a mid-single-digit percentage to twenty percent of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 19

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
Our patent rights currently include 3 issued patents that are listed in the Orange Book covering the composition of matter, method of treating hyperphosphatemia, and pharmaceutical compositions of Auryxia. The expected expiration dates for these patents are between 2026 and 2030 plus any additional patent term extensions that may be available.
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
We received Paragraph IV certification notice letters regarding abbreviated new drug applications, or ANDAs, submitted to the FDA by third parties requesting approval for generic versions of Auryxia tablets (210 mg ferric iron per tablet). In response we filed certain complaints for patent infringement against six third parties, and have entered into settlement and license agreements with each of the six ANDA filers. Each settlement agreement granted the defendants a license to market a generic version of Auryxia in the U.S. beginning on March 20, 2025 (subject to FDA approval).
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
In addition to patent protection, we may utilize orphan drug regulations, pediatric exclusivity or other provisions of the Food, Drug and Cosmetic Act of 1938, as amended, or FDCA, such as new chemical entity exclusivity or new formulation exclusivity, to provide market exclusivity for a product candidate. In the U.S., the FDA has the authority to grant additional data protection for approved drugs where the sponsor conducts specified testing in pediatric or adolescent populations. If granted, this pediatric exclusivity may provide an additional six months which are added to the term of data protection as well as to the term of a relevant patent, to the extent these protections have not already expired. We may also seek to utilize market
Akebia Therapeutics, Inc. | Form 10-K | Page 20

exclusivities in other territories. We cannot assure you that our products or any product candidates we may acquire or in-license, will obtain such orphan drug designation, pediatric exclusivity, new chemical entity exclusivity or any other market exclusivity in the U.S., EU, or any other territory, or that we will be the first to receive the respective regulatory approval for such drugs so as to be eligible for any market exclusivity protection.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 21

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
We have filed applications under the patent term extension provisions of 35 U.S.C. § 156 for U.S. Patent Nos. 8,299,298, 8,093,423, 7,767,851 and 8,338,642 each of which covers Auryxia for delays caused by FDA regulatory review. We have also filed patent term extension applications for U.S. Patent Nos. 7,811,595, 8,343,952, 8,323,671, 8,598,210, and 8,940,773 each of which covers Vafseo for delays caused by FDA regulatory review. If granted, we can utilize the patent term extension on one of the Auryxia patents and one of the Vafseo patents, however, we cannot assure you that we can obtain any extension of the term of these patents. Upon expiration of these patents, competitors who obtain the requisite regulatory approval may potentially offer products with the same composition and/or method of use as our product, so long as the competitors do not infringe any other patents that we may own or license.
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
In addition, certain jurisdictions outside of the U.S., including Japan, have provisions that provide for patent term extension. In October 2014, following the regulatory approval of Riona in Japan, the Japan Patent office granted the patent term extensions filed by our sublicensee, JT, for Japanese Patents Nos. 4964585 and 4173553. As a result of the extension of patent term, Japanese Patent No. 4173553 expired in November 2022 and Japanese Patent No. 4964585 will expire in November 2025 for hyperphosphatemia and December 2028 for iron deficiency anemia. We also sought and obtained patent term extension for Japanese Patent Nos. 5113838, 6290781, and 6612479 following regulatory approval of Vafseo in Japan. As a result of the extension of patent term, Japanese Patent No. 5113838 will expire in June 2032, Japanese Patent No. 6290781 will expire in October 2034, and Japanese Patent No. 6612479 will expire in January 2035.
In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical trials for each product candidate and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.
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
Vadadustat Competitors
Drugs that may compete with Vafseo include Epogen® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the U.S. and Europe, respectively, and Mircera® (methoxy PEG-epoetin beta), commercialized by CSL Vifor in the U.S. and Roche Holding Ltd. outside of the U.S. and Evrenzo(R) (roxadustat) in Europe commercialized by Astellas Pharma Inc., or Astellas, Eporatio® (epoetin theta) in Europe commercialized by Teva Pharmaceuticals Ltd., Silapo® (epoetin zeta) in Europe commercialized by Stada Arzneimittel AG, Epoetin Alfa Hexal® (epoetin alfa) in Europe commercialized by Hexal AG, Binocrit® (epoetin alfa-biosimilar) in Europe commercialized by Sandoz, and NeoRecormon® (epoetin beta) in Europe commercialized by Roche.
Akebia Therapeutics, Inc. | Form 10-K | Page 22

We and our partners may also face competition from potential new anemia therapies. There are several other HIF-PH inhibitor product candidates in various stages of development for anemia indications in territories outside of the U.S. that may be in direct competition with Vafseo. These candidates are being developed by companies such as JT and Bayer HealthCare AG, or Bayer. In Europe, roxadustat is approved for the treatment of anemia in patients with CKD.
Furthermore, certain companies are developing new therapies for renal-related diseases that potentially could reduce injectable ESA utilization and thus limit the market potential for Vafseo. Other new therapies are in development for treating conditions, including renal anemia, that may impact the market for anemia-targeted treatment.
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
A biosimilar is a biologic product that is licensed based on demonstrating that it is highly similar to an existing, FDA-approved branded biologic product (i.e., a reference biologic product). The patents for the existing, branded biologic product must expire in a given market before biosimilars may enter that market without the risk of being sued for patent infringement. In addition, an application for a biosimilar product can only be approved by the FDA 12 years after the existing, branded product was licensed under a Biologics License Application, or BLA. The patents for epoetin alfa, an injectable ESA, expired in 2004 in the EU, and the remaining patents expired between 2012 and 2016 in the U.S. Because injectable ESAs are biologic products, introducing biosimilars into the injectable ESA market in the U.S. will constitute additional competition for Vafseo. In the U.S., Pfizer’s biosimilar version of injectable ESAs, Retacrit® (epoetin alfa-epbx), was approved by the FDA in May 2018 and launched in November 2018 and several biosimilar versions of injectable ESAs are available for sale in the EU.
Furthermore, Vafseo's commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective, safer or offer greater patient convenience than Vafseo.
Auryxia Competitors
Hyperphosphatemia Competition
Auryxia is competing in the hyperphosphatemia market in the U.S. with other FDA-approved phosphate binders such as Renagel® (sevelamer hydrochloride) and Renvela® (sevelamer carbonate), both marketed by Sanofi, PhosLo® and Phoslyra® (calcium acetate), marketed by Fresenius Medical Care North America, Fosrenol® (lanthanum carbonate), marketed by Shire Pharmaceuticals Group plc, and Velphoro® (sucroferric oxyhydroxide), marketed by Fresenius Medical Care North America, as well as over-the-counter calcium carbonate products such as TUMS® and metal-based options such as aluminum, lanthanum and magnesium. Most of the phosphate binders listed above are now also available in generic forms. In addition, other agents are in development, including OPKO Health Inc.’s Alpharen™ Tablets (fermagate tablets) and Unicycive’s RENAZORB™ (lanthanum dioxycarbonate) or could otherwise enter the market that may impact the market for Auryxia. In October 2023, the FDA approved XPHOZAH® (tenapanor), a phosphate absorption inhibitor that is marketed by Ardelyx, Inc., or Ardelyx and indicated to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy, which may adversely impact the market for Auryxia.
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
In Japan, our Japanese sublicensee, JT and Torii, commercialize Riona (ferric citrate hydrate). In the hyperphosphatemia market, Riona competes with Fosrenol® (lanthanum carbonate hydrate) marketed by Bayer Yakuhin Ltd., generic lanthanum carbonate hydrate products, and Phozevel® (tenapor hydrochloride) marketed by Kyowa Kirin Co., Ltd. In the IDA market in Japan, Riona competes with Ferromia® (sodium ferrous citrate) marketed by Alfresa Pharma Corporation and Fero-Gradumet® (dried ferrous sulfate) marketed by Viatris Inc.
Furthermore, Auryxia’s commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective, safer or offer greater patient convenience than Auryxia. Other companies
Akebia Therapeutics, Inc. | Form 10-K | Page 23

have product candidates in various stages of preclinical or clinical development to treat diseases and complications of the diseases for which we are marketing Auryxia. We currently have exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protect us from generic drug competition until March 20, 2025. Following LoE, in March 2025, the timing and number of generic versions of Auryxia that enter the market will affect our revenue from Auryxia. We and our licensors, Panion, and, as applicable, Dr. Hsu, entered into settlement agreements with all of the third parties who submitted Paragraph IV certification notice letters regarding ANDAs submitted to the FDA, pursuant to which we granted licenses to market a generic version of Auryxia in the U.S. beginning on March 20, 2025 (subject to FDA approval).
On February 5, 2025, we entered into an Authorized Generic Distribution and Supply Agreement with Mylan Pharmaceuticals, Inc. pursuant to which, on or after March 20, 2025, they will sell an authorized generic version of Auryxia. We believe the dynamics of Auryxia reimbursement being included in the ESRD bundle under Medicare Part B could result in slower revenue decline after the LoE date than in other LoE situations, but the impact of LoE on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of generics and the pricing of generics and other products on the market that compete with Auryxia.
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
•design of a clinical protocol and submission to the FDA of an IND for human clinical testing, which must be reviewed and allowed by the FDA before human clinical trials may begin;
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
•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product candidate, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product candidate’s identity, strength, quality and purity;
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
•payment of user fees pursuant to the Prescription Drug User Fee Act, or PDUFA;
•approval of an NDA for the new drug product authorizing marketing for particular indications in the U.S.; and
Akebia Therapeutics, Inc. | Form 10-K | Page 24

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
An IND is an exemption from the FDCA that allows an unapproved drug to be shipped through interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be obtained prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In addition to reviewing an IND to assure the safety and rights of patients, the FDA also focuses on the quality of the investigation and whether it will be adequate to permit an evaluation of the drug’s safety and efficacy. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the submission of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research patients will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold or require that the sponsor amend the clinical protocol to include additional safety measurements. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.
Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical trial or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a partial clinical hold might state that a specific protocol or part of a protocol may not proceed, while other parts of a protocol or other protocols may do so. No more than 30 days after the imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor with a written explanation of the basis for the hold. Following the issuance of a clinical hold or partial clinical hold, a clinical trial may only resume once the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed or recommence. Occasionally, clinical holds are imposed due to manufacturing issues that may present safety issues for the clinical trial subjects.
In addition to the foregoing requirements related to the IND submission and ongoing review, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the trial at least annually. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to study patients. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.
Additionally, some trials are overseen by a Data Monitoring Committee, which is an independent group of qualified experts organized by the trial sponsor. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the trial. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed
Akebia Therapeutics, Inc. | Form 10-K | Page 25

to an unacceptable health risk. Other reasons for suspension or termination may be made by a sponsor based on evolving business objectives and/or competitive climate.
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
The PHSA grants the Secretary of the U.S. Department of Health and Human Services, or HHS, the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. As of December 19, 2024, the FDA has issued six notices of non-compliance, thereby signaling the government’s willingness to begin enforcing these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinical trials.gov is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 26

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
In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. As a result, the applicability of statutory obligations to submit DAPs and the agency’s current thinking on best practices for clinical development remain unclear and we will need to carefully navigate such uncertainty.
In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the ICH’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.
Interactions with the FDA During the Clinical Development Program
Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted annually within 60 days of the anniversary dates that the IND went into effect and more frequently if serious adverse events occur. These reports must include a development safety update report. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.
Akebia Therapeutics, Inc. | Form 10-K | Page 27

In addition, a sponsor will continue to have interactions with the FDA and the sponsor may meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND, or a pre-IND meeting, at the end of Phase 2 clinical trials and before an NDA is submitted, or a pre-NDA meeting. Meetings at other times may also be requested. These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development.
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
Acceptance and Review of an NDA
Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed
Akebia Therapeutics, Inc. | Form 10-K | Page 28

labeling, among other things are submitted to the FDA as part of an NDA requesting approval to market the product candidate for one or more indications. The fee required for the submission and review of an application under the PDUFA is substantial (for example, for fiscal year 2025 this application fee is approximately $4.3 million), and the sponsor of an approved application is also subject to an annual program fee, currently approximately $0.4 million per eligible prescription product. These fees are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.
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
Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the NDA. That is because, under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 29

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
In December 2022, Congress modified certain provisions governing accelerated approval of drug products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to the FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing the FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval trial of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the Commissioner or the Commissioner’s designee and a written appeal, among other things.
In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and generally applies to oncology products and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval. Subsequently, in December 2024, the FDA issued additional draft guidance relating to accelerated approval.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 30

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
Akebia Therapeutics, Inc. | Form 10-K | Page 31

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
The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a product candidate’s safety or effectiveness are prohibited before the product candidate is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA or in a manner that is inconsistent with the product’s prescribing information. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. This guidance was finalized by the FDA on January 6, 2025.
In the U.S., healthcare professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific conditions, for a manufacturer to engage in non-promotional, truthful and non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. In addition, companies may also promote information that it consistent with the prescribing information and have the ability to proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug under some relatively recent guidance from the FDA. Moreover, with the passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 32

In addition, the distribution of prescription pharmaceutical products is subject to a variety of federal and state laws, the most recent of which is still in the process of being phased into the U.S. supply chain and regulatory framework. The Prescription Drug Marketing Act, or PDMA, was the first federal law to set minimum standards for the registration and regulation of drug distributors by the states and to regulate the distribution of drug samples. Today, both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Congress more recently enacted the Drug Supply Chain Security Act, or DSCSA, which made significant amendments to the FDCA, including by replacing certain provisions from the PDMA pertaining to wholesale distribution of prescription drugs with a more comprehensive statutory scheme. The DSCSA now requires uniform national standards for wholesale distribution and, for the first time, for third-party logistics providers; it also provides for preemption of certain state laws in the areas of licensure and prescription drug traceability. So as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time.
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
Under the Hatch-Waxman Act, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of regulatory exclusivity for the RLD has expired. The FDCA provides a period of five years of regulatory data exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, the FDA has consistently taken the position that an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, a generic or follow-on drug application may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval.
The FDCA also provides for a period of three years of regulatory exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the sponsor and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA
Akebia Therapeutics, Inc. | Form 10-K | Page 33

from accepting ANDAs or 505(b)(2) applications seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 34

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
In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the state of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 35

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
Clinical Trial Approval in the EU
On January 31, 2022, the Clinical Trials Regulation (EU) No 536/2014 became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC. The Clinical Trials Regulation aims to simplify and streamline the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the EU, or an EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency, or EMA, and available to clinical trial sponsors, competent authorities of the EU Member States and the public.
The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU Portal and Database”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting EU Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, or concerned member states. Part II is assessed separately by each concerned member state. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned member state. However, overall related timelines will be defined by the Clinical Trials Regulation.
The Clinical Trials Regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific clinical site after the applicable ethics committee has issued a favorable opinion. The Clinical Trials Regulation will apply to any future clinical trials that we conduct in the EU.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 36

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
Akebia Therapeutics, Inc. | Form 10-K | Page 37

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
The manufacturing process for medicinal products in the EU is also highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, including compliance with EU GMP standards when manufacturing medicinal products and active pharmaceutical ingredient.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 38

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
In this context, it should be noted that the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European Parliament requested several amendments in April 2024. At this time, the proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry in the long term, if and when adopted.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 39

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
Additionally, in October 2022, President Biden signed an executive order to implement a new EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The EU initiated the process to adopt the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.
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
On February 27, 2023, the UK government and the EC announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide MA will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. As of January 1, 2025, the changes introduced by the Windsor Framework will result in the MHRA being responsible for approving all medicinal products destined for the United Kingdom market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or HMR, is the primary legal instrument for the regulation of medicines in the UK. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the UK’s withdrawal from the EU.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 40

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
Dialysis-related drugs are included in the ESRD PPS bundled payment and are grouped into functional categories such as anemia management and bone and mineral metabolism. In a final ESRD PPS rule published in October 2019, CMS confirmed that TDAPA would be expanded to most new dialysis drugs approved by the FDA after January 1, 2020. The TDAPA provides separate payment for eligible new drugs for two years based on the drug’s Average Sales Price, or ASP, that will be in addition to the base rate in order to facilitate the adoption of innovative therapies.
As an oral drug, Auryxia was covered by Medicare under Part D until January 1, 2025, for the treatment of patients with hyperphosphatemia. In January 2011, CMS implemented the ESRD PPS, a prospective payment system for dialysis treatment. Under the ESRD PPS, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home. As of January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including Auryxia and all other phosphate lowering medications, are included in the ESRD bundle and separate Medicare payment for these drugs are no longer available. Vafseo, which we began selling in January 2025, is also included in the ESRD bundle and ESRD facilities will receive TDAPA for Vafseo as a new renal dialysis drug meeting certain criteria for a period of at least two years starting on January 1, 2025. Additionally, in the post-TDAPA period, CMS currently expects to increase the single bundled payment base rate paid to the dialysis facility for each dialysis treatment to reflect that bundled drugs will be reimbursed as part of the single bundled payment for Medicare patients. However, there can be no assurances that any increase in the single bundled payment base rate will be sufficient to adequately reimburse the dialysis facilities for Auryxia or Vafseo at a price that allows us to continue to sell Auryxia at a profit.
In July 2024, Ardelyx filed a complaint in the United States District Court for the District of Columbia against HHS, CMS and other parties, which alleged that CMS’s plan to include oral-only phosphate lowering therapies in the ESRD PPS violated its statutory and regulatory authority under the Medicare Improvements for Patients and Providers Act, which established the ESRD PPS bundled payment system for dialysis services. In October 2024, Ardelyx filed a motion for a preliminary injunction to enjoin CMS from including oral-only phosphate lowering therapies in the ESRD PPS. CMS had earlier filed a motion to dismiss the complaint on jurisdictional grounds. On November 8, 2024, the district court denied Ardelyx’ motion for a preliminary injunction and it granted the government’s motion to dismiss. Thereafter, Ardelyx moved for reconsideration, but the district court also denied that request. On December 26, 2024, Ardelyx filed a notice of appeal with the US Court of Appeals for the DC Circuit.
Akebia Therapeutics, Inc. | Form 10-K | Page 41

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
Dialysis Organizations Protocols
Dialysis organizations have their own formularies that list primary or preferred therapeutic options in part based on contracting status with drug manufacturers. While a prescriber may make their own independent decision to prescribe what they determine most appropriate for a given patient, any non-formulary therapeutic options are only available through an exception process based on clinical need. Similar to how payor coverage may affect the sales of a product, formulary status within dialysis organizations may affect what products are prescribed within that specific organization. Therefore, if a product is not on a formulary, the prescribers within that organization may be less likely to prescribe that product or may have a difficult time prescribing that product, resulting in less sales. Further, one dialysis organization’s determination to add a product to their formulary does not assure that other dialysis organizations will also add the product to theirs. There is always a risk a dialysis organization will not contract with a drug manufacturer for a specific product, resulting in that product not being on that organization’s formulary. Additionally, dialysis organizations typically assess a product’s efficacy before adding it to their formulary. Their process for assessing a product may differ among organizations and the timing of such assessment could delay adding such treatment to formulary, further affecting product sales.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 42

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
Akebia Therapeutics, Inc. | Form 10-K | Page 43

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
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed by the prior administration on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA after finding that the plaintiffs did not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the U.S. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Seven states (Colorado, Florida, Maine, New Hampshire, New Mexico, Texas and Vermont) have passed laws allowing for the importation of products from Canada. North Dakota and Virginia  have passed legislation establishing workgroups to examine the impact of a state importation program. As of May 2024, five states (Colorado, Florida, Maine, New Hampshire and New Mexico) had submitted Section 804 Importation Program proposals to the FDA. On January 5, 2023, the FDA approved Florida’s plan for Canadian product importation. That state now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. The state will also need to relabel the products and perform quality testing of the products to meet FDA standards.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 44

Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The law also caps Medicare out-of-pocket drug costs at an estimated $2,000 a year.
On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, HHS announced the selection of 15 additional drugs covered by Part D for the second cycle of negotiations. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027. CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration, and CMS is committed to considering opportunities to bring greater transparency in the negotiation program.
On June 6, 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the Pharmaceutical Research and Manufacturers of America, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 45

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
On February 10, 2025, President Trump issued an Executive Order directing the Attorney General to review the guidelines and policies governing the FCPA investigations and enforcement actions. Per the Executive Order, this review will result in new Department of Justice FCPA guidelines intended to enhance American economic competitiveness and to safeguard national security interests. During the 180-day review period, any new FCPA investigations and enforcement actions are to be suspended absent authorization from the Attorney General, and all existing FCPA investigations and enforcement actions will be reviewed. Additionally, after the Attorney General issues revised guidelines, the Executive Order directs her to assess whether “remedial measures” related to past FCPA actions are warranted.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 46

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
Buying Patterns
Fluctuations in wholesaler inventory levels have impacted our product sales. Historically, fourth quarter revenues tended to be stronger than other quarters as our distributors increased their inventory levels, resulting in inventory draw-down by wholesalers in the subsequent first quarter such that first quarter usually had lower revenues than the preceding fourth quarter and the second and third quarters had higher revenues than the first quarter. While buying patterns may affect quarterly comparisons within a fiscal year, it generally is not material to our annual consolidated results.
We believe the dynamics of Auryxia reimbursement being included in the ESRD bundle under Medicare Part B and Auryxia LoE on March 20, 2025 could result in the buying pattern of certain customers in 2025 and future years being different than historical practices. The impact of LoE on future Auryxia revenues will depend on many factors including our ability to maintain contracts with dialysis organizations, the timing and number of generics and the pricing of generics and other products on the market that compete with Auryxia.
Employees and Human Capital Resources
As of December 31, 2024, we had 181 employees. None of our employees are represented by any collective bargaining unit. We believe that we maintain good relations with our employees.
We face competition for our personnel from our competitors and other companies throughout our industry. Over the last several years, the challenges in recruiting and retaining employees across the pharmaceutical and biotechnology industries have increased substantially due to current industry job market dynamics.
Retention, growth, training and development of our employees are integral to our success. We offer competitive compensation, including base salary and incentive bonuses. We conduct bi-annual internal and external pay reviews to ensure fair and equitable pay for our employees, which includes an internal pay equity analysis, as well as a review of our employees' pay against external market data. To foster a stronger sense of ownership and align the interests of employees with shareholders, we grant restricted stock units and common stock options to eligible employees under our broad-based stock incentive program, and employees may purchase stock pursuant to our employee stock purchase plan. In addition, many of our executives participate in our employee stock purchase plan. Further, our benefits packages are designed to attract, motivate and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create value for our stockholders. Our compensation program is designed to differentiate us from our competition, incentivize achievement of corporate goals and individual performance and demonstrate our corporate values. In addition, we are committed to developing our team members and provide development and leadership opportunities to our employees to cultivate talent throughout the Company.
We are committed to our employees’ health, safety and well-being. Our work paradigm is flexible and designed to accommodate a range of work profiles. Our workforce is primarily hybrid and fully remote, including field-based, with certain employees being office-based. We offer a wide variety of competitive benefits to support our employees' physical, mental and financial well-being. Our benefits package is comprehensive in coverage and offers options to support all employees in staying healthy, planning for their future and developing their careers. Our management continues to assess and respond to the evolving needs of our workforce.
Environmental, Social and Governance
Our commitment is to ensure that every employee is included, supported and treated equitably. In furtherance of this goal, we developed a team to support and guide Akebia as an inclusive and culturally intelligent workplace. Over the past four years this team has worked with executive leadership to identify areas for growth and education and move forward several initiatives that will enable us to continue to build an inclusive workplace and to work toward our aspiration to have a workforce comprised of individuals with different experiences, perspectives and backgrounds. In 2024, this team launched
Akebia Therapeutics, Inc. | Form 10-K | Page 47

training focused on promoting equal opportunity and mitigating potential bias for all employees. Other initiatives include learning, coaching, cultural awareness activities and development opportunities for all of our employees.
Our Cambridge office has a Fitwel Certification, a healthy building certification system, and is level two certified. Additionally, we consolidated our office footprint to reduce our use of energy and other resources and have initiated recycling programs, including single stream recycling and recycling cans at every desk. Furthermore, we offer a commuter benefit to all of our hybrid and office-based employees to encourage employees to use public transportation and offer bicycle parking free of charge in the onsite garage.
In addition, we support kidney patient communities where we live and work. In the U.S., we had a patient services program, Akebia Cares, designed to provide one-on-one support to help communicate individual benefits and available resources for patients today facing financial obstacles that keep them from accessing important medications. In 2024, we provided over $7.4 million worth of Auryxia for free to patients needing assistance. Our free drug program ended as of December 31, 2024, however, we continue to offer copay assistance for eligible patients.
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

Akebia Therapeutics, Inc. | Form 10-K | Page 48

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
Investment in pharmaceutical product development and commercialization is highly speculative because it requires upfront capital expenditures and significant research and development, or R&D, expenses. Despite the investment in assets and R&D, there is significant risk that a product candidate will fail to gain marketing approval or that an approved product will not be commercially viable. Since our inception, we have devoted most of our resources to R&D, including our preclinical and clinical development activities, commercializing Auryxia and Vafseo and providing general and administrative support for these operations. We have funded our operations principally through product sales, payments received from our collaboration and licensing partners, borrowings under term loans, sales of our common stock, including through our employee stock purchase plan, a working capital payment from Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor, and a royalty transaction. Prior to our 2018 merger, or the Merger, with Keryx Biopharmaceuticals, Inc., or Keryx, whereby Keryx became our wholly owned subsidiary, we had no products approved for commercial sale and had not generated any revenue from the sale of products. While we currently have two commercial products, we are not currently profitable and we have incurred net losses each year since our inception, including a net loss of $69.4 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $1.7 billion. We cannot guarantee when, if ever, we will become profitable.
In March 2022, we received a complete response letter, or CRL, from the United States, or U.S., Food and Drug Administration, or FDA, regarding our new drug application, or NDA, for vadadustat for the treatment of anemia associated with chronic kidney disease, or CKD. Following a Formal Dispute Resolution Request, or FDRR, to the FDA in 2022 for vadadustat, we filed a resubmission to our NDA in 2023. On March 27, 2024, the FDA approved our NDA for vadadustat under the trade name Vafseo for the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months. However, we expended significant additional resources to obtain the approval of Vafseo, the commercialization of Vafseo was delayed and Vafseo was approved for a narrower indication than we initially pursued, which had and could continue to have an adverse effect on our business.
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
•obtaining regulatory approval for any label expansion for Vafseo, including the timing and scope thereof;
•our ability to maintain contracts with dialysis organizations for the sale of Auryxia and Vafseo in the U.S.;
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
Akebia Therapeutics, Inc. | Form 10-K | Page 49

•the timing and scope of marketing approvals for any product candidate, if approved, including those that may be in-licensed or acquired;
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
•competing effectively with any products for the same or similar indications as our products (including generics);
•maintaining, protecting and expanding our portfolio of intellectual property rights, including patents and trade secrets; and
•the adverse impact of the COVID-19 pandemic on CKD patients and the phosphate binder market in which we compete.
Our collaboration, license and other revenue also depends on our partners’ ability to successfully market and sell Vafseo and Auryxia in the territories in which they have licensed our products. For example, in May 2023, we entered into a license agreement with MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, pursuant to which we granted Medice an exclusive license to market and sell Vafseo for the treatment of anemia in patients with CKD in the European Economic Area, or the EEA, the United Kingdom, or UK, Switzerland and Australia, or Medice Territory. Vafseo is currently marketed and sold by Medice in certain countries in the Medice Territory. If Medice’s launch of Vafseo in certain countries in the Medice Territory is delayed or their sales are lower than anticipated, we may not receive the revenue that we expect from Medice on the timing anticipated, or at all.
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
Pursuant to the Vifor License Agreement, CSL Vifor contributed $40.0 million to a working capital facility, or Working Capital Fund, established to partially fund our costs of purchasing Vafseo from our contract manufacturers. Pursuant to the terms of the Vifor Termination Agreement, we have agreed to repay the Working Capital Fund to CSL Vifor through quarterly tiered royalty payments ranging from 8% to 14% of our net sales of Vafseo in the U.S., or the WCF Royalty Payments. The WCF Royalty Payments will commence on July 1, 2025, and will continue until the earlier of (i) the cumulative total of the WCF Royalty Payments equals $40.0 million, or (ii) May 31, 2028. The WCF Royalty Payments are subject to minimum true-up milestones of $10.0 million, $20.0 million and $40.0 million, or the WCF Royalty True-Up Payments, on each of May 31, 2026, May 31, 2027 and May 31, 2028, respectively, or the WCF Royalty True-Up Dates. If the cumulative total of the WCF Royalty Payments paid to CSL Vifor on any given WCF Royalty True-Up Date is less than the respective WCF Royalty True-Up Payment, we will pay CSL Vifor a one-time payment equal to the difference between the WCF Royalty True-Up Payment and the cumulative total of the WCF Royalty Payments paid by us through such WCF Royalty True-Up Date. If we are not successful in commercializing Vafseo, including maintaining contracts with dialysis organizations on favorable terms, or at all, our expected revenue related to Vafseo would be adversely impacted and we may be unable to repay all or part of the WCF Royalty Payments, which could have a material adverse impact on our consolidated financial statements.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 50

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
•seek regulatory approval for any label expansion for Vafseo;
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
We have expended and may in the future expend significant resources on our legal proceedings, as described below under Part I, Item 3. Legal Proceedings, including any legal proceedings that may be brought by or against us in the future.
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
In addition, our ability to generate revenue would be negatively affected if dialysis organizations are unwilling to include Auryxia or Vafseo in their formulary or the size of our addressable patient population is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we sought or the patient population for treatment is narrowed by competition, physician choice, coverage or reimbursement, or payor or treatment guidelines. Even though we generate product revenue from Auryxia and royalties from Riona and Vafseo in Japan, generate product revenue from Vafseo in the U.S., generate royalties from Vafseo in Europe and other territories where it is approved, and may generate revenue and
Akebia Therapeutics, Inc. | Form 10-K | Page 51

royalties from the sale of any products that may be approved in the future, including those that may be in-licensed or acquired, we may never generate revenue and royalties that are significant enough for us to become and remain profitable, and we may need to obtain additional financing to continue to fund our operating plan.
We may require substantial additional financing to fund our business. A failure to obtain this necessary capital when needed, or on acceptable terms, could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
As of December 31, 2024, our cash and cash equivalents were $51.9 million. We expect to continue to expend substantial amounts of cash for the foreseeable future as we continue to commercialize Auryxia; develop and commercialize Vafseo in the U.S.; and develop and commercialize any other product or product candidate, including those that may be in-licensed or acquired. These expenditures will include costs associated with R&D, manufacturing, potentially obtaining marketing approvals and marketing products approved for sale. In addition, other unanticipated costs may arise. Because the outcomes of our current and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding necessary to successfully complete clinical development for any current or future product candidates or to complete post-marketing studies for Auryxia and Vafseo. Our future capital requirements depend on many factors, including:
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
•the timing of, and the costs involved in obtaining, label expansion for Vafseo or marketing approvals for any product candidate, including those that may be in-licensed or acquired, including to fund the preparation, filing and prosecution of regulatory submissions;
•the costs of maintaining marketing approvals for Auryxia, Vafseo or any other product, including those that may be in-licensed or acquired;
•the timing and number of generic versions of Auryxia that enter the market following loss of exclusivity, or LoE, for Auryxia on March 20, 2025, the pricing of generic versions of Auryxia and the timing of, and the magnitude of, the impact on the product revenue from Auryxia, including the impact on the price of Auryxia;
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
Akebia Therapeutics, Inc. | Form 10-K | Page 52

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
Any additional fundraising efforts may divert our management’s attention away from their day-to-day activities, which may adversely affect our ability to develop and commercialize Auryxia, Vafseo and any other products or product candidates, including those that may be in-licensed or acquired. Also, additional funds may not be available to us in sufficient amounts or on acceptable terms or at all. In addition, raising funds in the current economic environment may present additional challenges. For example, any sustained disruption in the capital markets from adverse macroeconomic conditions and an uncertain geopolitical environment, such as rising inflation, increasing interest rates, slower economic growth or recession, global supply chain disruptions, the Russia-Ukraine war, the Israel-Hamas war and the war in the Middle East and tensions between China and Taiwan, could negatively impact our ability to raise capital, and we cannot predict the extent or duration of such macroeconomic disruptions. If we are unable to raise additional capital in sufficient amounts when needed or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development and/or commercialization of Auryxia, Vafseo and any other products or product candidates, including those that may be in-licensed or acquired. Any of these events could significantly harm our business, financial condition and prospects.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our products and product candidates on unfavorable terms to us.
We expect to finance future cash needs through product revenue and royalty and license revenue, and we may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions or a combination of these approaches or other strategic alternatives. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, our fixed payment obligations may increase, any such securities may have rights senior to those of our common stock, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our common stockholders. For example, since September 12, 2024 (the date our shelf registration statement on Form S-3 went effective) through December 31, 2024, we sold 14,271,631 shares of our common stock in an at-the-market offering with gross proceeds of $24.3 million. Additional debt financing, if available, may involve agreements that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, declare dividends, acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic transactions, we may have to relinquish valuable rights to our portfolio and future revenue streams, and enter into agreements that would restrict our operations and strategic flexibility. If we raise additional funds through strategic transactions with third parties, we may have to do so at an earlier stage than otherwise would be desirable. In connection with any such strategic transactions, we may be required to relinquish valuable rights to our product and product candidates, future revenue streams or research programs or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds when needed, we may not be able to pursue planned development and commercialization activities and we may need to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 53

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
As part of our business strategy, we may engage in additional strategic transactions to expand and diversify our portfolio, including through the merger, acquisition or in-license of assets, businesses, or rights to products, product candidates or technologies or through strategic alliances or collaborations, similar to the Merger and our existing and prior collaboration and license arrangements. We may not identify suitable strategic transactions, or complete such transactions in a timely manner, on favorable terms, on a cost-effective basis, or at all. Moreover, we may devote resources to potential opportunities that are never completed or we may incorrectly judge the value or worth of such opportunities. Even if we successfully execute a strategic transaction, we may not be able to realize the anticipated benefits of such transaction and may experience
Akebia Therapeutics, Inc. | Form 10-K | Page 54

losses related to our investments in such transactions. Integration of an acquired company or assets into our existing business may not be successful and may disrupt ongoing operations, require the hiring of additional personnel and the implementation and integration of additional internal systems and infrastructure, and require management resources that would otherwise focus on developing our existing business. Even if we are able to achieve the long-term benefits of a strategic transaction, our expenses and short-term costs may increase materially and adversely affect our liquidity. Any of the foregoing could have a detrimental effect on our business, results of operations and financial condition. For example, on June 4, 2021, we entered into a license agreement, or the Cyclerion Agreement, with Cyclerion Therapeutics Inc., or Cyclerion, pursuant to which Cyclerion granted us an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase stimulator. In December 2024, we entered into an amendment to the Cyclerion Agreement, pursuant to which we amended the terms of the Cyclerion Agreement, and we now control all clinical and commercial manufacturing of praliciguat, which will be conducted by a third party manufacturer. Although we have progressed preclinical studies for praliciguat, we need to do additional work to manufacture product for clinical trials than originally anticipated before we can initiate the trials, and when the clinical trials are started, we may be unsuccessful in developing praliciguat. If any of the assumptions that we made in valuing the transaction, including the costs or timing of development of praliciguat as a result of the additional manufacturing work or otherwise, or the potential benefits of praliciguat, were incorrect, we may not recognize the anticipated benefits of the transaction and our business could be harmed.
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
•increased amortization expenses or, in the case of a write-down of the value of acquired assets, impairment losses, and corresponding adjustments to the estimated useful life of the developed product rights for Auryxia;
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
We entered into the BlackRock Credit Agreement, which provides for a senior secured term loan facility, in the aggregate principal amount of up to $55.0 million, or the Term Loan Facility. The initial tranche of $37.0 million, or the Tranche A Loan, closed on January 29, 2024, or the Closing Date, an additional amount of $8.0 million, or the Tranche B Loan, was drawn on April 19, 2024, and an additional $10.0 million was drawn on February 3, 2025, or the Tranche C Loan and, together with the Tranche A Loan and the Tranche B Loan, the Term Loans. See Note 7, Indebtedness, to our audited consolidated financial statements in Part II, Item 8. Financial Statements of this Form 10-K for additional information regarding our obligations under the BlackRock Credit Agreement. The Term Loan Facility had an initial maturity date of March 31, 2025, which was automatically extended to January 29, 2028, or the Maturity Date, since we received FDA approval for Vafseo prior to June 30, 2024.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 55

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
Risks Related to Commercialization
Our business is substantially dependent on the commercial success of Auryxia and Vafseo. If we are unable to continue to successfully commercialize Auryxia and Vafseo, our results of operations and financial condition will be materially harmed.
Our business and our ability to generate product revenue largely depend on our, and our collaborators’, ability to successfully commercialize Auryxia and Vafseo. Our ability to generate revenue depends on our ability to execute on our commercialization plans, and the size of the market for, and the level of market acceptance of, Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired. If we are not able to maintain contracts with dialysis organizations and other customers for the sale of Auryxia and Vafseo on favorable terms, or at all, our revenue and results of operations will be adversely affected. If the size of any market for which a product or product candidate is approved decreases or is smaller than we anticipate, our revenue and results of operations could be materially adversely
Akebia Therapeutics, Inc. | Form 10-K | Page 56

affected. For example, the approval for Vafseo in the U.S. is limited to the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months instead of all such adults. This limitation could affect the level of market acceptance of Vafseo.
We currently have exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protect us from generic drug competition until March 20, 2025. Following LoE, on March 20, 2025, the number of generic versions of Auryxia that enter the market, and the timing thereof, will adversely affect our revenue from Auryxia. The impact of LoE on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of generics and the pricing of generics and other products on the market that compete with Auryxia. In addition, we believe the dynamics of Auryxia reimbursement being included in the ESRD bundle under Medicare Part B and Auryxia LoE could result in the buying pattern of certain customers in 2025 and future years being different than their historical practices. If Auryxia sales decline faster than we anticipate following LoE, our results of operations and financial condition will be materially harmed.
Given the concentration of dialysis clinics in large networks, with DaVita, Inc., or DaVita, Fresenius Kidney Care Group LLC, or Fresenius, and U.S. Renal Care, or USRC, accounting for a vast majority of the dialysis population in the U.S., treatment is usually driven by medical protocols that are implemented across the entire network of clinics. Dialysis organizations require large data sets to adopt medical protocols. If dialysis organizations do not add Vafseo to their medical protocols in a timely manner, or at all, or if the protocols service smaller populations than the current label, our results of operations could be materially adversely affected.
Oral-only phosphate binders, including Auryxia, are included in the end-stage renal disease, or ESRD, Prospective Payment System, or PPS, bundle payment, as of January 2025, however, it will take time for dialysis organizations to implement internal mechanisms to dispense phosphate binders which could negatively impact the market for phosphate binders, including Auryxia, and divert dialysis organizations' attention from focusing on other therapeutic areas such as anemia management, which in turn could negatively impact the market for Vafseo. In addition, dialysis organizations may choose lower cost binders over Auryxia, or binders that may have features or benefits more aligned with the dialysis organization's operational activities, which could negatively impact Auryxia revenue.
We believe our revenue growth has been negatively impacted by the COVID-19 pandemic since 2021 primarily as the CKD patient populations that we serve experienced both high hospitalization and mortality rates due to COVID-19, and the pandemic had an adverse impact on the phosphate binder market in which Auryxia competes. Labor shortages and costs have also adversely impacted dialysis providers. These impacts have refocused clinical efforts in addressing bone and mineral disorders like hyperphosphatemia to more acute operational issues to ensure patients receive dialysis treatments and still some patients have been rescheduled or missed treatments due to labor shortages. We believe, this and potentially other factors, led to the reduction in the phosphate binder market, which has not experienced growth since early 2020. While we are unable to quantify the impact of the COVID-19 pandemic on future revenues and revenue growth, the COVID-19 pandemic and the ongoing impacts from the COVID-19 pandemic continue to adversely and disproportionately impact CKD patients and the phosphate binder market. Therefore, we expect the impacts from the pandemic to continue to have a negative impact on our revenue growth for the foreseeable future.
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
•use at dialysis organizations and their willingness to include or continue to include Auryxia or Vafseo in their formulary or protocols and the scope of such protocols;
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
Akebia Therapeutics, Inc. | Form 10-K | Page 57

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
In addition, our ability to generate net product revenue depends on our ability to control the expenses associated with commercializing a product, including internal expenses, manufacturing costs, rebates, product returns and other adjustments. We do not have control over many of the expenses required to commercialize our products, and if we experience increased costs or expenses, we may not be able to afford the commercial activities required to successfully commercialize our products, which could have an adverse effect on our business. In addition, our net product revenue requires judgement and includes estimates for rebates and product returns, which can fluctuate from quarter-to-quarter and year-over-year. If our net product revenue is lower than anticipated, including as a result of higher expenses or product returns, our business could be harmed.
Several healthcare facilities, including DaVita, have previously restricted access for non-patients as a result of the COVID-19 pandemic, resulting in restricted access for certain members of our sales force. Such precautionary measures have since been relaxed at certain healthcare facilities and, as a result, members of our sales force have resumed in person interactions with those customers. Nevertheless, some restrictions remain and restrictions on our customer-facing employees’ in-person interactions with healthcare providers have, and could continue to, negatively impact our access to healthcare providers and ultimately our sales, including with respect to Vafseo. In addition, more restrictions may be put in place again due to a resurgence in COVID-19 cases, including those involving new variants of COVID-19, which may be more contagious and more severe than prior strains of the virus, or due to outbreak of other infectious diseases, such as H1N1 virus (Swine Flu) and H5N1 virus (bird flu). Given this uncertain environment and the disproportionate impact of the COVID-19 pandemic on CKD patients, we are actively monitoring the demand in the U.S. for Auryxia and Vafseo, including the potential for further declines or changes in prescription trends and customer orders, which could have a material adverse effect on our business, results of operations, and financial condition.
If we are unable to maintain or expand sales and marketing capabilities or enter into additional agreements with third parties, we may not be successful in commercializing Auryxia, Vafseo or any other product candidates that may be approved.
In order to market Auryxia, Vafseo and any other approved product, we intend to continue to invest in sales and marketing, which will require substantial effort and significant management and financial resources. We have built a commercial infrastructure and sales force in the U.S. for Auryxia and Vafseo. If the sales and marketing team cannot successfully commercialize Auryxia or Vafseo, it could have a material adverse effect on our product revenue and our financial condition. Additionally, training a sales force to successfully sell and market a new commercial product is expensive and time-consuming and could delay any commercial launch or market acceptance of such product. We may underestimate the size of the sales force required for a successful product launch, and we may need to expand our sales and marketing team to a greater extent than we already have, which would increase our costs more than we anticipated.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 58

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
Obtaining coverage and reimbursement approval for a product from a governmental authority, dialysis organization, PBM or a third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. In the U.S., there are multiple governmental authorities, PBMs and third-party payors with varying coverage and reimbursement levels for pharmaceutical products, and the timing of commencement of reimbursement by a governmental payor can be dependent on the assignment of codes via the Healthcare Common Procedural Coding System, which codes are assigned on a quarterly basis. Within Medicare, for oral drugs dispensed by pharmacies and also administered in facilities, coverage and reimbursement may vary depending on the setting. CMS, local Medicare administrative contractors, Medicare Advantage and/or Part D plans and/or PBMs operating on behalf of such plans, may have some responsibility for determining the medical necessity of such drugs, and therefore coverage, for different patients. Different reimbursement methodologies may apply, and CMS may have some discretion in interpreting their application in certain settings.
As an oral drug, Auryxia was covered by Medicare under Part D until January 1, 2025, for the treatment of patients with hyperphosphatemia. In January 2011, CMS implemented the ESRD PPS, a prospective payment system for dialysis treatment. Under the ESRD PPS, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home. As of January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including Auryxia and all other phosphate lowering medications, are included in the ESRD bundle and separate Medicare payment for these drugs are no longer available. In addition, dialysis organizations will receive a Transitional Drug Add-on Payment Adjustment, or TDAPA, payment for claims that include phosphate binders for the next two years. Vafseo, which we began selling in January 2025, is also included in the ESRD bundle and ESRD facilities will receive a TDAPA for Vafseo as a new renal dialysis drug meeting certain criteria for a period of at least two years starting on January 1, 2025. The TDAPA provides separate payment based on the drug’s Average Sales Price, or ASP, that will be in addition to the base rate in order to facilitate the adoption of innovative therapies. If the TDAPA reimbursement amount for Auryxia or Vafseo is lower than anticipated, or if the TDAPA is eliminated, it would have an adverse impact on our revenue. Additionally, in the post-TDAPA period, CMS currently expects to increase the single bundled payment base rate paid to the dialysis facility for each dialysis treatment to reflect that bundled drugs will be reimbursed as part of the single bundled payment for Medicare patients. However, there can be no assurances that any increase in the single bundled payment base rate will be sufficient to
Akebia Therapeutics, Inc. | Form 10-K | Page 59

adequately reimburse the dialysis facilities for Auryxia or Vafseo at a price that allows us to continue to sell Auryxia or Vafseo at a profit.
In July 2024, Ardelyx, Inc., or Ardelyx, filed a complaint in the United States District Court for the District of Columbia against the U.S. Department of Health and Human Services, or HHS, CMS and other parties, which alleged that CMS’s plan to include oral-only phosphate lowering therapies in the ESRD PPS violated its statutory and regulatory authority under the Medicare Improvements for Patients and Providers Act, which established the ESRD PPS bundled payment system for dialysis services. In October 2024, Ardelyx filed a motion for a preliminary injunction to enjoin CMS from including oral-only phosphate lowering therapies in the ESRD PPS. CMS had earlier filed a motion to dismiss the complaint on jurisdictional grounds. On November 8, 2024, the district court denied Ardelyx’s motion for a preliminary injunction and it granted the government’s motion to dismiss. Thereafter, Ardelyx moved for reconsideration, but the district court also denied that request. On December 26, 2024, Ardelyx filed a notice of appeal with the US Court of Appeals for the DC Circuit. If Ardelyx is successful in its claims, oral-only phosphate lowering therapies, including Auryxia, may be removed from the ESRD bundle, which could reduce anticipated revenue for Auryxia.
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
Additionally, we will be required to enter into contracts with dialysis organizations, GPOs, third party payors and/or PBMs offering rebates or discounts on our products in order to obtain favorable formulary status and we may not be able to agree upon commercially reasonable terms with such dialysis organizations, GPOs, third party payors or PBMs, or provide data sufficient to obtain favorable coverage and reimbursement for many reasons, including that we may be at a competitive disadvantage relative to companies with more extensive product lines. In addition, dialysis organizations, GPOs, third party payors, PBMs and/or other entities that purchase our products may impose restrictions on our ability to raise prices for our products over time without incurring additional costs. Three distributors, Fresenius Medical Care Rx, McKesson Corporation and Cencora, Inc., formerly known as AmerisourceBergen Drug Corporation, in the aggregate, accounted for a significant percentage of our gross revenue during the year ended December 31, 2024. However, due to a variety of factors, including coverage of our products in the ESRD bundle and to support commercial availability of Vafseo in 2025, there were changes to the manner in which we distributed our products, which we implemented in January 2025. This included, for example, reducing the number of mainline wholesalers in our distribution network, distribution of products through specialty distributors, and an increased focus on direct sales through contracts with dialysis organizations. If we are not able to enter into and maintain agreements with wholesalers, specialty distributors, the dialysis organizations and other purchasers for the sale of our products on favorable terms, on a timely basis or at all, or if dialysis organizations or other purchasers do not purchase as much product as we anticipate or terminate our arrangements, it would adversely impact the market opportunity for our products, our product revenues and operating results.
Furthermore, the dialysis market is unique and is dominated by three providers: DaVita, Fresenius and USRC, which account for a vast majority of the dialysis population in the U.S. If we are not able to maintain supply agreements with these, and other, dialysis organizations for the sale of Vafseo on favorable terms, in a timely matter or at all, our business may be materially harmed.
Similar to how payor coverage may affect the sales of a product, formulary status within dialysis organizations may affect what products are prescribed within that specific organization. Therefore, if a product is not on a formulary, the prescribers within that organization may be less likely to prescribe that product or may have a difficult time prescribing that product, resulting in less sales. Further, one dialysis organization’s determination to add a product to their formulary does not assure that other dialysis organizations will also add the product to theirs. There is always a risk a dialysis organization will not contract with a drug manufacturer for a specific product, or will terminate their contract, resulting in that product not being on that organization’s formulary. If any dialysis organization does not add Auryxia or Vafseo to the formulary, or removes Auryxia or Vafseo from the formulary, our business may be materially harmed.
Akebia Therapeutics, Inc. | Form 10-K | Page 60

In addition, we may be unable to sell Auryxia or Vafseo to dialysis providers on a profitable basis if CMS significantly reduces the level of reimbursement for dialysis services and providers choose to use alternative therapies or look to re-negotiate their contracts with us. Our profitability may also be affected if our costs of production increase faster than increases in reimbursement levels. Adequate coverage and reimbursement of our products by government and private insurance plans, including Medicare Advantage plans, are central to patient and provider acceptance of any products for which we receive marketing approval. Existing competitive products may enter into sole source agreements with dialysis providers that impact the ability for new product innovations and new competitors may face price pressure based on existing contracts with dialysis providers.
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
However, the failure to obtain reimbursement in one jurisdiction may negatively impact our ability to obtain reimbursement in another jurisdiction. In addition, we plan to rely on a partner to obtain approval by reimbursement authorities outside the U.S. Our partners may not be able to obtain such reimbursement approvals on a timely basis, if at all, and favorable pricing in certain countries depends on a number of factors, some of which are outside of our partners' control. Vafseo was approved in Japan for the treatment of adult patients with anemia due to CKD and is being marketed by MTPC in Japan under the trade name Vafseo. Pricing and reimbursement strategy is a key component of MTPC’s commercialization plans for Vafseo in Japan. If coverage and reimbursement terms change, MTPC may not be able to, or may decide not to, continue commercialization of Vafseo in Japan. Furthermore, Vafseo was approved in Europe and Australia for the treatment of anemia due to CKD in DD-CKD patients. In Europe, reimbursement is obtained on a country-by-country basis and it is a time consuming process. In May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory. Medice launched and has received pricing and reimbursement for Vafseo in certain countries in Europe and is working on launching and securing pricing and reimbursement for Vafseo in other markets across Europe. There is no guarantee of the timing or extent of reimbursement that they will receive in each country, if at all. If Medice is not able to obtain favorable pricing in the Medice Territory, or if such approvals are delayed, it will affect Medice’s sales of Vafseo in the Medice Territory, which could have an adverse effect on our results of operations.
We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.
The development and commercialization of new drugs is highly competitive and subject to rapid and significant technological change. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the development and commercialization of Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired. Our objective is to successfully commercialize Auryxia and Vafseo and develop and commercialize new products with clinically proven efficacy, convenience, tolerability and/or safety. In many cases, any approved products that we commercialize will compete with existing, market-leading products. If existing or new competitors of Auryxia or Vafseo take market share from us, it could have an adverse impact on our revenue and our business.
We currently have exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protect us from generic drug competition until March 20, 2025. Following LoE, in March 2025, the timing and number of generic versions of Auryxia that enter the market will affect our revenue from Auryxia. We and our licensors, Panion & BF Biotech, Inc., or Panion, and, as applicable, Dr. Hsu, entered into settlement agreements with all of the third parties who submitted Paragraph IV certification notice letters regarding Abbreviated New Drug Applications, or ANDAs, submitted to the FDA, pursuant to which we granted licenses to market a generic version of Auryxia in the U.S. beginning on March 20, 2025 (subject to FDA approval). On February 5, 2025, we entered into an Authorized Generic Distribution and Supply Agreement with Mylan Pharmaceuticals, Inc., or AG Partner, pursuant to which, on or after March 20, 2025, they will sell an authorized generic version of Auryxia. The impact of LoE on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of generics and the pricing of generics and other products on the market that compete with Auryxia. In addition, we believe the dynamics of Auryxia reimbursement being included in the ESRD bundle under Medicare Part B and Auryxia LoE could result in the buying pattern of certain customers in future years being different than their historical practices. If Auryxia sales decline faster than we anticipate following LoE, our results of operations and financial condition will be materially harmed.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 61

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
Drugs that may compete with Vafseo include Epogen® (epoetin alfa) and Aranesp® (darbepoetin alfa), both commercialized by Amgen, Procrit® (epoetin alfa) and Eprex® (epoetin alfa), commercialized by Johnson & Johnson in the U.S. and Europe, respectively, Mircera® (methoxy PEG-epoetin beta), commercialized by CSL Vifor in the U.S. and Roche Holding Ltd., or Roche, outside of the U.S., Evrenzo® (roxadustat) in Europe commercialized by Astellas Pharma Inc., or Astellas, Eporatio® (epoetin theta) in Europe commercialized by Teva Pharmaceuticals Ltd., Silapo® (epoetin zeta) in Europe commercialized by Stada Arzneimittel AG, Epoetin Alfa Hexal® (epoetin alfa) in Europe commercialized by Hexal AG, Binocrit® (epoetin alfa-biosimilar) in Europe commercialized by Sandoz, and NeoRecormon® (epoetin beta) in Europe commercialized by Roche.
We and our partners may also face competition from potential new anemia therapies. There are several other oral hypoxia-inducible factor prolyl hydroxylase inhibitor product candidates in various stages of development for anemia indications in territories outside the U.S. that may be in direct competition with Vafseo if and when they are approved and launched commercially. These candidates are being developed by companies such as JT and Bayer HealthCare AG, or Bayer. In Europe, roxadustat is approved for the treatment of anemia in patients with CKD.
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
A biosimilar is a biologic product that is licensed for marketing based on demonstrating that it is highly similar to an existing, FDA-approved branded biologic product (i.e., a reference biologic product). The patents for the existing, branded biologic product must expire in a given market before biosimilars may enter that market without the risk of being sued for patent infringement. In addition, an application for a biosimilar product can only be approved by the FDA 12 years after the existing, branded product was licensed under a Biologics License Application, or BLA. The patents for epoetin alfa, an injectable ESA, expired in 2004 in the EU, and the remaining patents expired between 2012 and 2016 in the U.S. The introduction of biosimilars into the injectable ESA market in the U.S. will constitute additional competition for Vafseo. In the U.S., Pfizer’s biosimilar version of injectable ESAs, Retacrit® (epoetin alfa-epbx), was approved by the FDA in May 2018 and launched in November 2018 and several biosimilar versions of injectable ESAs are available for sale in the EU.
Akebia Therapeutics, Inc. | Form 10-K | Page 62

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
Our Japanese sublicensee, JT, and its subsidiary, Torii, commercialize Riona, the trade name for ferric citrate hydrate in Japan, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of adult patients with IDA in Japan. In Japan and certain other countries in Asia, we granted MTPC exclusive rights to commercialize Vafseo, which has been approved and is being marketed by MTPC in Japan under the trade name Vafseo. In May 2023, we entered into the license agreement with Medice, pursuant to which we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory. Pursuant to the license agreement, we transferred the marketing authorization issued by the EMA, UK, the Swiss Agency for Therapeutic Products and the Australian Therapeutic Goods Administration to Medice. We also granted Averoa SAS, or Averoa, an exclusive license to develop and commercialize ferric citrate in the EEA, Turkey, Switzerland, UK, Balkans, and certain countries in Eastern Europe and the Middle East, or the Averoa Territory.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 63

In addition, we receive revenues from royalty payments converted to U.S. dollars based on net sales of Riona and Vafseo in Japanese yen, the Euro, the Pound Sterling and the Swiss Franc. The exchange rates between these currencies on the one hand, and the U.S. dollar, on the other hand, have changed substantially in recent years and may fluctuate substantially in the future. Our results of operations could be adversely affected over time by certain movements in exchange rates, particularly if these currencies depreciate against the U.S. dollar.
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
We may be unable to successfully complete clinical trials of Auryxia, Vafseo and our product candidates or to successfully obtain approval of label expansion for Vafseo or approval of our product candidates, if the results of those trials and studies are not positive or are only modestly positive, or if there are concerns with the product profile due to efficacy or safety. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, interim results of a clinical trial do not necessarily predict final results, and results of Phase 3 clinical trials for one indication may not be predictive of results of Phase 3 clinical trials for another indication. For example, we announced positive results from the INNO2VATE program; however, while Vafseo achieved the primary and key secondary efficacy endpoints in each of the two PRO2TECT studies, the PRO2TECT program did not meet the primary major adverse cardiovascular event, or MACE, safety endpoint. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we may face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. For example, in March 2022, we received the CRL for Vafseo indicating that the FDA had determined that it could not approve the NDA in its present form, thus delaying any potential approval of Vafseo. Following submission of the FDRR to the FDA in 2022, we filed a resubmission to our NDA for vadadustat for the treatment of anemia due to CKD only in adult DD-CKD patients in 2023. On March 27, 2024, the FDA approved our NDA for vadadustat under the trade name of Vafseo for the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months. However, we expended significant additional resources to obtain the approval of Vafseo, the approved indication is limited to the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months and the commercialization of Vafseo was delayed, which had and could continue to have an adverse effect on our business.
We have several lifecycle management and label expansion opportunities currently under evaluation for Vafseo, one of which is the potential for alternative dosing, and another of which is label expansion for the treatment of adult patients with NDD-CKD. However, we will be required to complete additional clinical trials before seeking approval for label expansion for the treatment of adult patients with NDD-CKD and we may be required to generate additional clinical data before seeking approval for alternative dosing. Clinical trials are time consuming and expensive, and even though Vafseo is approved for adult patients with anemia due to CKD on dialysis for at least three months, we may not be successful in any of our lifecycle management or label expansion opportunities in the timeframe anticipated by us, or at all. For example, we plan to start a Phase 3 trial in the second half of 2025 to potentially expand Vafseo label to include the treatment of late-stage NDD-CKD patients; however, the FDA may not agree with our study design or we may not successfully demonstrate safety and/or efficacy needed to obtain regulatory approval or we may be unable to successfully complete the trial when anticipated, or at all. If the clinical trials for our label expansion opportunities are not successful or take longer than anticipated, or if we do not obtain FDA approval of label expansion for Vafseo for the treatment of adult patients with NDD-CKD or for alternative dosing in a timely manner, or at all, it could impact future revenue and have an adverse effect on our business. In addition, it is impossible to predict when or if any of our other product candidates will prove effective or safe in humans or will receive marketing approval or on what terms.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 64

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
•our third party contractors, such as our contract research organizations, or CROs, may fail to comply with regulatory requirements, perform effectively, or meet their contractual obligations to us in a timely manner, or at all, or we may fail to communicate effectively or provide the appropriate level of oversight of such third party contractors;
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
•we may determine to expand or otherwise change a clinical trial, including after it has begun;
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
Akebia Therapeutics, Inc. | Form 10-K | Page 65

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
Akebia Therapeutics, Inc. | Form 10-K | Page 66

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
Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the DAP guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. As a result, the applicability of statutory obligations to submit DAPs and the agency’s current thinking on best practices for clinical development remain unclear and we will need to carefully navigate such uncertainty.
In addition, the regulatory landscape related to clinical trials in the European Union recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.
We have conducted and intend to conduct certain of our clinical trials globally. However, there are additional risks unique to conducting trials outside of the U.S., and the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans may be delayed, which could materially harm our business.
We have conducted and intend to continue conducting certain of our clinical trials globally. The acceptance by the FDA or other regulatory authorities of data from clinical trials conducted outside their jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice, (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice, or GCP, regulations and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.
In addition, even where foreign clinical trial data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the clinical trial is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it could result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:
⦁    additional foreign regulatory requirements;
⦁    foreign exchange fluctuations;
⦁    compliance with foreign manufacturing, customs, shipment and storage requirements;
⦁    cultural differences in medical practice and clinical research;
Akebia Therapeutics, Inc. | Form 10-K | Page 67

⦁    diminished protection of intellectual property in some countries; and
⦁    interruptions or delays in our trials resulting from geopolitical events, such as war or terrorism.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 68

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
Serious adverse events related to Vafseo, including those noted in the CRL and label, and any other product candidates could have material adverse consequences on the development and potential label expansion of Vafseo or the approval of our other product candidates and our business as a whole. Our understanding of adverse events in prior clinical trials of Vafseo or our product candidates may change as we gather more information, the FDA may not agree with our assessment of adverse events and additional unexpected adverse events may be observed in future clinical trials or in the market.
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
In addition, any post-marketing clinical trials conducted, if successful, may expand the patient populations treated with Auryxia, Vafseo or any other product we acquire or for which we receive marketing approval, within or outside of their current indications or patient populations, which could result in the identification of previously unknown undesirable effects, increased frequency or severity of known undesirable effects, or result in the identification of unexpected safety signals. In addition, Vafseo and any other products are commercialized, they will be used in significantly larger patient populations, in less rigorously controlled environments and, in some cases, by less experienced and less expert treating practitioners, than in clinical trials, which could result in increased or more serious adverse effects being reported. As a result, regulatory authorities, healthcare practitioners, third party payors or patients may perceive or conclude that the use of Auryxia, Vafseo or any other products are associated with serious adverse effects, undermining our commercialization efforts.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 69

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
In March 2022, we received the CRL from the FDA regarding our NDA for vadadustat for the treatment of anemia due to CKD. Following a FDRR in 2022, we filed a resubmission to our NDA in 2023. On March 27, 2024, the FDA approved our NDA for vadadustat under the trade name Vafseo for the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months. However, we expended significant additional resources to obtain the approval of Vafseo, the approved indication is limited to the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months and the commercialization of Vafseo was delayed, which had and could continue to have an adverse effect on our business.
Vafseo is currently approved as a treatment for anemia due to CKD for dialysis dependent patients in the U.S., European Union, United Kingdom, Switzerland and Australia. In Japan, Vafseo is approved as a treatment for anemia due to CKD in both dialysis dependent and non-dialysis dependent patients and is marketed and sold by our collaborator MTPC. In Taiwan and South Korea, Vafseo is approved for the treatment of symptomatic anemia due to CKD in adult patients on chronic maintenance dialysis. We are not permitted to market Vafseo in any additional jurisdictions or other indications until the requisite approval from regulatory authorities in such jurisdiction is received. As a condition to receiving marketing approval for Vafseo in additional territories or for other indications, we may be required by regulatory authorities to conduct additional preclinical studies or clinical trials. For example, we have several lifecycle management and label expansion opportunities currently under evaluation for Vafseo, one of which is the potential for alternative dosing, and another of which is label expansion for the treatment of adult patients with NDD-CKD. However, we may be required to complete additional clinical trials before seeking approval for additional indications, which are time consuming and expensive, and even though Vafseo is approved as a treatment for anemia due to CKD for dialysis dependent patients, we may not be successful in any of our lifecycle management or label expansion opportunities in the timeframe anticipated by us, or at all. For example, we plan to start a Phase 3 trial in the second half of 2025 to potentially expand the Vafseo label to include the treatment of late-stage NDD-CKD patients, however, we may not successfully demonstrate safety and/or efficacy needed to obtain regulatory approval or we may be unable to complete the trial when anticipated or at all. If we do not obtain the approval of label expansion for the treatment of adult patients with NDD-CKD or for alternative dosing in a timely manner, or at all, it could impact future revenue and have an adverse effect on our business.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 70

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
•the relevant regulatory authority's onsite inspections may be delayed;
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
Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.
In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.
Akebia Therapeutics, Inc. | Form 10-K | Page 71

Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the U.S. District Court for the Northern District of Texas challenging the FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.
Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA, CMS and other government agencies with jurisdiction over our products and product candidates. Any change in regulations or policies at FDA, CMS or other government agencies could adversely affect our products and product candidates, including the regulatory process or the pricing or reimbursement of our products or product candidates. In addition, the FDA, CMS and other government agencies recently experienced reductions in workforce and could experience additional such actions. Any disruptions at those agencies or uncertainty from any regulatory changes that affect the development or commercialization of our products and product candidates could present new challenges as we navigate the clinical development and approval process for our product candidates and could have an adverse effect on the commercialization of our products.
If we are unable to obtain or maintain marketing approval in jurisdictions outside the United States, we and our partners will not be able to market any product or product candidates outside of the United States.
In order to market and sell our product candidates in the European Union, Japan and many other jurisdictions, we or our partners must obtain or maintain separate marketing approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The approval procedure varies among countries and can involve additional testing. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. The time required to obtain or maintain approval may differ substantially from that required to obtain or maintain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining or maintaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We and our partners may not obtain or maintain approvals from regulatory authorities outside the United States on a timely basis or at all.
Additionally, we and our partners could face heightened risks with respect to obtaining or maintaining marketing authorizations in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). At the same time, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, maintaining or an inability to obtain or maintain, any marketing approvals may force us or our partners to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.
Products approved for marketing are subject to extensive post-marketing regulatory requirements, including post-approval pediatric studies for Auryxia and Vafseo, and could be subject to post-marketing restrictions or withdrawal from the
Akebia Therapeutics, Inc. | Form 10-K | Page 72

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
Akebia Therapeutics, Inc. | Form 10-K | Page 73

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
•data privacy laws existing in the U.S., the EU, the UK and other countries in which we operate, including the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, state privacy and data protection laws, such as the California Consumer Privacy Act, or CCPA, as amended by the California Privacy Rights Act of 2020, or CPRA, as well as other state consumer protection laws, GDPR, any additional applicable EU member state, or EU Member State, data protection laws in force from time to time, the retained EU law version of the General Data Protection Regulation as saved into United Kingdom law by virtue of section 3 of the United Kingdom's European Union (Withdrawal) Act 2018;
•federal and state laws requiring the submission of accurate product prices and notifications of price increases;
•federal and state securities laws;
•environmental, health and safety laws and regulations; and
•international trade laws, which are laws that regulate the sale, purchase, import, export, re-export, transfer and shipment of goods, products, materials, services and technology.
In addition, our relationships with healthcare providers, physicians and third party payors expose us to broadly applicable fraud and abuse laws that may constrain the business or financial arrangements and relationships through which we market, sell and distribute Auryxia and Vafseo and any other products for which we may obtain marketing approval. As such, these arrangements are subject to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security, and other healthcare laws and regulations at federal, state and international levels. These restrictions include, but are not limited to, the following:
•the Food, Drug and Cosmetic Act of 1938, as amended, or FDCA, which among other things, strictly regulates drug product marketing and promotion and prohibits manufacturers from marketing such products for off-label use;
Akebia Therapeutics, Inc. | Form 10-K | Page 74

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
Akebia Therapeutics, Inc. | Form 10-K | Page 75

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
Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in January 2025, the FDA published final guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This final guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under some relatively recent guidance from the FDA and the Pre-Approval Information Securities Exchange Act of 1934, as amended, or the Exchange Act, signed into law as part of the Consolidated Appropriations Act of 2023, or the Consolidated Appropriations Act, companies may also provide information that is consistent with a product's FDA approved-labeling and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We intend to engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. Although we believe we have put in place a robust compliance program and processes designed to ensure that all such activities are performed in a legal and compliant manner, such program and processes may not be sufficient to deter or detect all violations, and we will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 76

Policy changes or disruptions at the FDA, regulatory authorities outside the U.S., CMS and other government agencies caused by funding shortages, global health concerns or other events could prevent products, product candidates and services from being developed or commercialized in a timely manner, with expected terms or at all, which could negatively impact our business.
The ability of the FDA and regulatory authorities outside the U.S. to review and approve products and product candidates can be affected by a variety of factors, including government budget and funding levels, staffing shortages, statutory, regulatory, and policy changes, global health concerns and other events that may otherwise affect the FDA’s or other regulatory authorities' ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result of certain of these factors. In addition, government funding of other government agencies that fund R&D activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may increase the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our, or our collaboration partners', regulatory submissions, which could have a material adverse effect on our business.
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
In addition, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA, CMS and other government agencies with jurisdiction over our products and product candidates. Any change in regulations or policies at FDA, CMS or other government agencies could adversely affect our products and product candidates, including the regulatory process or the pricing or reimbursement of our products or product candidates. In addition, the FDA, CMS and other government agencies recently experienced reductions in workforce and could experience additional such actions. Any disruptions at those agencies or uncertainty from any regulatory changes that affect the development or commercialization of our products and product candidates could present new challenges as we navigate the clinical development and approval process for our product candidates and could have an adverse effect on the commercialization of our products. These and other actions by the new administration could impact our business as a regulated entity and as a biopharmaceutical company, and we cannot anticipate in what ways and the magnitude of the impacts.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 77

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
Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The EU initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the EC adopted the adequacy decision on July 10, 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have challenged or suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business internationally.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 78

to ensure that our policies recognize the rights granted to consumers (as that phrase is broadly defined in the CCPA and can include business contact information).
In addition to California, at least eighteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
If we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In recent months, the Officer of Civil Rights, or OCR, has been especially active in enforcing the HIPAA rules. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems. Additionally, OCR is looking to amend the HIPAA Security Rule, which (if and when finalized) could create additional compliance obligations and risk for our business.
There are also increased restrictions at the federal level relating to transferring sensitive data outside of the U.S. to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data (including potential health data) to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the Department of Justice recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive US data to countries such as China. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business.
Given the breadth and depth of changes in data protection obligations, complying with the GDPR’s requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities, and could lead to government enforcement actions, private litigation and significant fines and penalties against us, all of which could increase our cost of doing business and have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
Further, we cannot assure you that our third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. We cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information.
Akebia Therapeutics, Inc. | Form 10-K | Page 79

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
Akebia Therapeutics, Inc. | Form 10-K | Page 80

As an oral drug, Auryxia was covered by Medicare under Part D until January 1, 2025. In January 2011, CMS implemented the ESRD PPS, a prospective payment system for dialysis treatment. Under the ESRD PPS, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home.
As of January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including Auryxia and all other phosphate lowering medications, are included in the ESRD bundle and separate Medicare payment for these drugs are no longer available, but ESRD facilities will receive a TDAPA for Auryxia for a period of at least two years starting on January 1, 2025. Vafseo, which we began selling in January 2025, is also included in the ESRD bundle and ESRD facilities will receive a TDAPA for Vafseo as a new renal dialysis drug meeting certain criteria for a period of at least two years starting on January 1, 2025. The TDAPA provides separate payment based on the drug's ASP that will be in addition to the base rate in order to facilitate the adoption of innovative therapies. If the TDAPA reimbursement amount for Auryxia or Vafseo is lower than anticipated, or if TDAPA is eliminated, it would have an adverse impact on our revenue. Additionally, in the post-TDAPA period, CMS currently expects to increase the single bundled payment base rate paid to the dialysis facility for each dialysis treatment to reflect that bundled drugs will be reimbursed as part of the single bundled payment for Medicare patients. However, there can be no assurances that any increase in the single bundled payment base rate will be sufficient to adequately reimburse the dialysis facilities for Auryxia or Vafseo at a price that allows us to continue to sell Auryxia or Vafseo at a profit.
In July 2024, Ardelyx filed a complaint in the United States District Court for the District of Columbia against HHS, CMS and other parties, which alleged that CMS’s plan to include oral-only phosphate lowering therapies in the ESRD PPS violated its statutory and regulatory authority under the Medicare Improvements for Patients and Providers Act, which established the ESRD PPS bundled payment system for dialysis services. In October 2024, Ardelyx filed a motion for a preliminary injunction to enjoin CMS from including oral-only phosphate lowering therapies in the ESRD PPS. CMS had earlier filed a motion to dismiss the complaint on jurisdictional grounds. On November 8, 2024, the district court denied Ardelyx’s motion for a preliminary injunction and it granted the government’s motion to dismiss. Thereafter, Ardelyx moved for reconsideration, but the district court also denied that request. On December 26, 2024, Ardelyx filed a notice of appeal with the US Court of Appeals for the DC Circuit. If Ardelyx is successful in its claims, oral-only phosphate lowering therapies, including Auryxia, may be removed from the ESRD bundle, which could reduce anticipated revenue for Auryxia.
On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. We consider many factors when we implement a price increase for a product, including historical and potential future inflation rates. However, there are many variables that are outside of our control and if we increase the price of Auryxia or Vafseo faster than the pace of inflation, we would be subject to additional rebates under Medicare, which could have a material adverse effect on our product revenues.
With respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, CKD and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. Subsequently, on January 17, 2025, HHS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. This second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027. CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program.
Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The law also caps Medicare out-of-pocket drug costs at an estimated $2,000.
On June 6, 2023, Merck & Co. Inc. filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the
Akebia Therapeutics, Inc. | Form 10-K | Page 81

Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. The HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 82

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
In December 2019, President Trump signed legislation intended to facilitate the development of generic and biosimilar products. The bill, previously known as the CREATES Act, authorizes sponsors of ANDAs, 505(b)(2) NDAs or biosimilar product applications to file lawsuits against companies holding NDAs or BLAs that decline to provide sufficient quantities of an approved reference drug or biological product on commercially reasonable, market-based terms. Drug or biological products on FDA’s drug shortage list are exempt from these new provisions unless the product has been on the list for more than six continuous months or the FDA determines that the supply of the product will help alleviate or prevent a shortage.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 83

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
Risks Related to our Reliance on Third Parties
We depend on collaborations with third parties for the development and commercialization of Auryxia, including an authorized generic version of Auryxia, Riona and Vafseo and, if these collaborations are not successful or if our collaborators terminate their agreements with us, we may not be able to capitalize on the market potential of Auryxia, Riona and Vafseo, and our business could be materially harmed.
We sublicensed the rights to commercialize Riona to JT and Torii in Japan. We also entered into a collaboration agreement with MTPC to develop and commercialize Vafseo in Japan and certain other Asian countries. In addition, we granted to Averoa an exclusive license to develop and commercialize ferric citrate in the Averoa Territory. Furthermore, we granted Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in the Medice Territory. We may form or seek other strategic alliances, joint ventures, or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our and our partners' commercialization efforts with respect to Auryxia, Riona, Vafseo and any other product candidates. We may not be able to maintain our collaborations for development and commercialization. For example, on May 13, 2022, Otsuka Pharmaceutical Co. Ltd., or Otsuka, elected to terminate our collaboration agreements with them, and we subsequently negotiated a Termination and Settlement Agreement with Otsuka. This termination by Otsuka may have delayed the launch of Vafseo in Europe or other territories previously licensed to Otsuka or adversely affected how we are perceived in scientific and financial communities. For example, in August 2023, Medice informed us that their launch of Vafseo in certain countries in the Medice Territory was going to be later than previously anticipated due to the activities required to enable the launch. If we are unable to maintain our
Akebia Therapeutics, Inc. | Form 10-K | Page 84

collaborations, we may not be able to capitalize on the market potential of our products or product candidates, and our business could be materially harmed.
In February 2025, in advance of the potential market entry of generic competition to our branded Auryxia on or after March 20, 2025, we entered into an Authorized Generic Distribution and Supply Agreement with our AG Partner, pursuant to which, on or after March 20, 2025, our AG Partner will sell an authorized generic version of Auryxia. We will be relying on our AG Partner for the commercialization of this authorized generic. If competition, including from generics other than our AG Partner, capture sales or if generics are sold at a greater discount to Auryxia’s price than anticipated, it could materially and adversely affect our expected revenues. In addition, we are responsible for supplying product to our AG Partner, and if there are problems in the supply chain, we could be subject to certain penalties, which could be substantial.
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
•inefficiencies or structural changes in internal operations or processes of our collaborators may lead to increased expenses associated with commercializing a product, including manufacturing costs, rebates, product returns and other adjustments which would negatively impact net product revenue;
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
If any of these events occur, the market potential of Auryxia, including our authorized generic, Riona or Vafseo, where approved, and any other products or product candidates, could be reduced, and our business could be materially harmed. Collaborations may also divert resources, including the attention of management and other employees, from other parts of our business, which could have an adverse effect on other parts of our business, and we cannot be certain that the benefits of the collaboration will outweigh the potential risks.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 85

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
We do not have any manufacturing facilities and do not expect to independently manufacture any products or product candidates. We currently rely, and expect to continue to rely, on third party manufacturers to produce all of our commercial, clinical and preclinical supply. We also utilize third parties for the commercial distribution of Auryxia and Vafseo, including wholesale distributors and certain specialty pharmacy providers. Our reliance on third party manufacturers, who have control over the manufacturing process, increases the risk that we will not have or be able to maintain or distribute sufficient quantities of Auryxia, Vafseo or any of our product candidates or the ability to obtain such quantities at an acceptable cost or quality, which could delay, prevent or impair our and our partners' development or commercialization efforts.
We currently rely on single source suppliers for each of Auryxia drug substance and drug product, including our authorized generic, and Vafseo drug substance and drug product, and alternate sources of supply may not be readily available. We have
Akebia Therapeutics, Inc. | Form 10-K | Page 86

also engaged Cardinal Health, Inc., as the exclusive third-party logistics distribution agent for commercial sales of Auryxia and Vafseo. If any of the following occurs, we may not have sufficient quantities of Auryxia, Vafseo or our product candidates to support our clinical trials, development, commercialization, or obtaining and maintaining marketing approvals, which could materially and adversely impact our business and results of operations:
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
If we, or any of our third party manufacturers or distributors cannot or do not perform as agreed or expected, or any of our customers were to experience further shutdowns, delays or other business disruptions, including as a result of catastrophic events, including pandemics, terrorist attacks, wars or other armed conflicts, geopolitical tensions or natural disasters, if they misappropriate our proprietary information, if they terminate their engagements with us, if we terminate our engagements with them, or if there is a significant disagreement, we may be forced to manufacture or distribute the materials ourselves, for which we currently do not have the capabilities or resources, or enter into agreements with other third party manufacturers or distributors, which we may not be able to do in a timely manner or on favorable or reasonable terms, if at all. If any of these events occur, especially with respect to one of our sole source suppliers, we may not have sufficient quantities of product for the commercialization of Auryxia and/or Vafseo or may experience delays in the development of our products or product candidates, which could materially and adversely impact our business and results of operation. In addition, if we do not have sufficient quantities of Auryxia, including our authorized generic, or Vafseo to satisfy the requirements of our customer and supply contracts, we may be subject to penalties, which could be substantial. In some cases, there may be a limited number of qualified replacement manufacturers, or the technical skills or equipment required to manufacture a product or product candidate may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party, or a feasible alternative may not exist. These factors would increase our reliance on our current manufacturers or require us to obtain necessary regulatory approvals and licenses in order to have another third party manufacture Auryxia or Vafseo. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays and costs associated with the qualification of a new manufacturer and validation of manufacturing processes would negatively affect our ability to supply clinical trials, obtain and maintain marketing approval, or commercialize or satisfy patient demand for Auryxia and Vafseo, where approved, in a timely manner, within budget, or at all.
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
There are a limited number of manufacturers that are capable of manufacturing Auryxia and Vafseo for us and complying with cGMP regulations and guidance and other stringent regulatory requirements and guidance enforced by the FDA, EMA, PMDA and other regulatory authorities. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation, which occur in addition to our own quality assurance releases. The facilities and
Akebia Therapeutics, Inc. | Form 10-K | Page 87

processes used by our third party manufacturers to manufacture Auryxia and Vafseo may be inspected by the FDA and other regulatory authorities at any time, and the facilities and processes used by our third party manufacturers to manufacture Vafseo will be inspected by the FDA, the EMA and other regulatory authorities prior to or after we submit our marketing applications. Although we have general visibility into the manufacturing processes of our third party manufacturers, we do not ultimately control such manufacturing processes of, and have little control over, our third party manufacturers, including, without limitation, their compliance with cGMP requirements and guidance for the manufacture of certain starting materials, drug substance and finished drug product. Similarly, although we review final production, we have little control over the ability of our third party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Our third party manufacturers may experience problems with their manufacturing and distribution operations and processes, including, for example, quality issues, such as product specification and stability failures, procedural deviations, improper equipment installation or operation, utility failures, contamination, natural disasters and public health epidemics. We may also encounter difficulties relating to our own quality processes and procedures, including regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. If our third party manufacturers cannot successfully manufacture material that conforms to our specifications and regulatory requirements and guidance, or if we or our third party manufacturers experience manufacturing, operations and/or quality issues, including an inability or unwillingness to continue manufacturing our products at all, in accordance with agreed-upon processes or on currently validated manufacturing lines, we may not be able to supply patient demand or maintain marketing approval for Auryxia or Vafseo, and we might be required to expend additional resources to obtain material from other manufacturers. If any of these events occur, our reputation and financial condition would be negatively and materially impacted. In addition, if we have high amounts of write-downs to inventory reserves in the future, it could negatively impact our ability to supply Auryxia or Vafseo, and our financial condition could be harmed.
If the FDA, EMA or other regulatory authorities withdraws any approval of the facilities being used to manufacture Auryxia, Vafseo or any of our product candidates, we may need to find alternative manufacturing facilities, which would significantly impact our ability to continue commercializing Auryxia or Vafseo in Japan, or to commercialize Vafseo in Europe and other countries, or to develop, obtain marketing approval for or market Vafseo our other product candidates, if approved.
Moreover, our failure or the failure of our third party manufacturers or distributors to comply with applicable regulations or guidance, or our failure to oversee or facilitate such compliance, could result in sanctions being imposed on us or our third party manufacturers or distributors, including, where applicable, clinical holds, fines, injunctions, civil penalties, delays in, suspension of or withdrawal of approvals, license revocation, seizures or recalls of Auryxia or Vafseo in the U.S., Japan or Europe, operating restrictions, receipt of a Form 483 or warning letter, or criminal prosecutions, any of which could significantly and adversely affect the supply of Auryxia or Vafseo. For example, we previously conducted three limited, voluntary recalls of Auryxia. These and any other recalls or any supply, quality or manufacturing issues in the future and any related write-downs of inventory or other consequences could result in significant negative consequences, including reputational harm, loss of customer confidence, and a negative impact on our financials, any of which could have a material adverse effect on our business and results of operations, and may impact our ability to supply Auryxia or Vafseo for clinical and commercial use. Also, if our starting materials, drug substance or drug product are damaged or lost while in our or our third party manufacturers’ or distributors' control, it may adversely impact our ability to supply Auryxia or Vafseo, and we may incur significant financial harm.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 88

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
Akebia Therapeutics, Inc. | Form 10-K | Page 89

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
Changes in U.S. and international trade policies, particularly with respect to China or Canada, may adversely impact our business and operating results.
The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China, Canada and potentially other countries. In March 2018, the Trump administration announced the imposition of tariffs on steel and aluminum entering the U.S. from China, and in June 2018, the Trump administration announced further tariffs targeting goods imported from China. Recently both China and the U.S. have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities. In March 2025, the U.S. imposed tariffs on certain imports from Canada and Mexico. However, these newly imposed tariffs have resulted in retaliatory tariffs, and threats thereof, against U.S. goods. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry.
Further, many of our manufacturers and suppliers for Auryxia and Vafseo are located in China and Canada. The manufacturing of our drug product for commercial use of both Auryxia and Vafseo takes place in Canada through a third-party manufacturer, Patheon Inc., or Patheon. Also, the manufacturing of our drug substance and drug product for commercial supply of Vafseo takes place in China through a third-party manufacturer, STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, and we will likely continue to rely on foreign CMOs in the future. We also rely on third parties in China for the supply of raw materials used in the manufacture of Vafseo and for certain early-stage research services. Trade tensions and conflicts between the U.S. and China, Canada or other countries have recently been escalating and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the U.S., China, Canada or other countries, or due to geopolitical unrest and unstable economic conditions. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military. Further, the recently proposed BIOSECURE Act introduced in the House of Representatives, as well as a substantially similar bill in the Senate, targets certain Chinese biotechnology companies. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Such disruptions could have adverse effects on our ability to commercialize Vafseo or the development of our product candidates and our business operations.
Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our products and product candidates, affect the demand for our products, the competitive position of our products or product candidates, and import or export of raw materials and finished product candidate used in our preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China and Canada, including pursuant to our manufacturing service arrangements with WuXi STA and Patheon. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S., Chinese, Canadian or other government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 90

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
Akebia Therapeutics, Inc. | Form 10-K | Page 91

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
Akebia Therapeutics, Inc. | Form 10-K | Page 92

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
In addition to patent rights in the U.S., we may seek non-patent exclusivity for any approved or future products under other provisions of the FDCA such as new chemical entity, or NCE, exclusivity, or exclusivity for a new use or new formulation, but there is no guarantee that any products will receive such exclusivity. The FDCA provides a five-year period of non-patent exclusivity within the U.S. to the first sponsor to gain approval of an NDA for an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which consists of the molecule(s) or ion(s) responsible for the action of the drug substance (but not including those portions of the molecule that cause it to be a salt or ester or which are not bound to the molecule by covalent or similar bonds). Vafseo was granted NCE status following its approval in March 2024 and received a five-year NCE exclusivity. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the sponsor does not own or have a legal right of reference to all the data required for approval.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 93

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
Akebia Therapeutics, Inc. | Form 10-K | Page 94

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
We are currently involved in opposition proceedings in the Indian Patent Office and the European Patent Office. The proceedings may be ongoing for a number of years, may be resolved in a manner adverse to the Company and may involve substantial expense and diversion of employee resources from our business, which could have an adverse effect on our business. In addition, we may become involved in additional opposition proceedings or other legal or administrative proceedings in the future. For more information, see the other risk factors under “Risks Related to our Intellectual Property”.
Akebia Therapeutics, Inc. | Form 10-K | Page 95

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
Risks Related to our Business and Managing Growth
If we fail to attract, retain and motivate senior management and qualified personnel, we may be unable to successfully develop and commercialize Auryxia, Vafseo or any of our product candidates.
Recruiting and retaining qualified personnel is critical to our success. We are also highly dependent on our executives, certain members of our senior management and certain key personnel. The loss of the services of our executives, senior managers or other employees could impede the achievement of our research, development, regulatory and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Specifically, following receipt of the CRL, we implemented a reduction of our workforce in April and May 2022 by approximately 42% across all areas of our Company (47% inclusive of the closing of the majority of open positions), including several members of management. In November 2022, we also implemented a reduction of our workforce, by approximately 14% consisting of individuals within our commercial organization as a result of our decision to shift to a strategic account management focused model for our commercial efforts. Losing members of management and other key personnel subjects us to a number of risks, including the failure to coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the retention of historical knowledge.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 96

we expect that we will need to manage our current relationships and enter into new relationships with various strategic collaborators, consultants, vendors, suppliers and other third parties. These relationships are complex and create numerous risks as we deal with issues that arise.
For example, we supply or have agreed to supply, as applicable, Auryxia in Europe, Vafseo in Japan, Europe and other territories where it is approved for commercial and clinical use to MTPC, Medice and Averoa, which will require us to successfully manage our limited financial and managerial resources. In addition, we may not be able to obtain the raw materials or product that we need, or the cost of the raw materials or product may be higher than expected. If we are unable to successfully manage our supply obligations, our ability to commercialize our products or supply such products to our partners could have a material adverse effect on our relationships with our partners and our results of operations.
Our future financial performance and our ability to commercialize Auryxia and Vafseo, if and where approved, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. This future growth will impose significant added responsibilities on the business and members of management. To manage any future growth, we must continue to implement and improve our managerial, operational and financial systems, procedures and processes. We may not be able to implement these improvements in an efficient or timely manner and may discover deficiencies in existing systems, procedures and processes. For example, we recently transitioned to a new enterprise resource planning system and if we encounter any difficulties or issues with the new system it could affect our ability to close our books and complete our financial reporting in a timely manner. Moreover, the systems, procedures and processes currently in place or to be implemented may not be adequate for any such growth. Any expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully managing and, as applicable, growing our Company.
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
We have identified a material weakness in our internal control over financial reporting as of December 31, 2024 relating to our accounting for inventory and inventory related transactions. If we are not able to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results or prevent fraud, and we may conclude that our internal control over financial reporting is not effective, which may adversely affect our business.
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
We identified a material weakness in our internal control over financial reporting as of December 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management concluded that we did not design and maintain effective controls over inventory. Specifically, we did not maintain effective review controls that operated with a sufficient level of precision to evaluate the completeness, accuracy and reasonableness of the product sales forecast, which is used in the evaluation of excess inventory, including the calculation of excess firm purchase commitments and the classification of current and non-current inventory. For further discussion of the material weakness, see Part II, Item 9A, “Controls and Procedures.”
We have taken and plan to continue to take actions to remediate this material weakness, including (i) designing and implementing new controls to help ensure the completeness and accuracy of our inventory reconciliations, (ii) engaging accounting personnel with U.S. GAAP experience specific to inventory accounting and (iii) enhancing the monitoring and oversight controls to help to ensure the completeness and accuracy of inventory included in our financial statements and related disclosures. However, we cannot provide assurance that we will be able to correct this material weakness in a timely manner or that our remediation efforts will be adequate to allow us to conclude that our internal control over financial reporting will be effective in the future. Even if this material weakness is remediated in the future, we could identify additional material weaknesses or deficiencies in our internal control over financial reporting that could require correction or
Akebia Therapeutics, Inc. | Form 10-K | Page 97

remediation. For example, we previously identified a material weakness in our internal control over financial reporting as of December 31, 2022 relating to our product return reserves that resulted in a revision of our financial statements for the years ended December 31, 2022, 2021 and 2020.
In addition, our conclusion that we have a material weakness could give rise to increased scrutiny, review, audit and investigation over our accounting controls and procedures, which could then lead to additional areas of deficiency or errors in our financial statements.
We will need to continue to dedicate internal resources, engage outside consultants and maintain a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to remediate the material weakness relating to our accounting for inventory and inventory related transactions described above and any future control deficiencies or material weaknesses, and improve control processes as appropriate, validate through testing that controls are functioning as documented and maintain a continuous reporting and improvement process for internal control over financial reporting. If we are not able to correct material weaknesses or deficiencies in internal controls in a timely manner or otherwise comply with the requirements of Section 404 in a timely manner, our ability to record, process, summarize and report financial information accurately and within applicable time periods may be adversely affected, and we could be subject to sanctions or investigations by the Securities Exchange Commission, or the SEC, the Nasdaq Stock Market or other regulatory authorities as well as stockholder litigation which, even if resolved in our favor, would require additional financial and management resources and could adversely affect the market price of our common stock. Any failure to maintain or implement required effective internal control over financial reporting, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock and could also affect our ability to raise capital to fund future business initiatives.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 98

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
Akebia Therapeutics, Inc. | Form 10-K | Page 99

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
Our financial statements include long-lived assets, including goodwill as a result of the Merger. Other long-lived assets, including property and equipment, right-of-use assets or goodwill, could become impaired in the future under certain
Akebia Therapeutics, Inc. | Form 10-K | Page 100

conditions. Any potential future impairment of property and equipment, our right-of-use assets or goodwill may significantly impact our results of operations and financial condition.
As of December 31, 2024, we had approximately $59.0 million in the aggregate of goodwill from the Merger, $2.2 million of property and equipment and $8.2 million right-of-use assets. In accordance with ASC 350, Goodwill and Other, we are required annually for goodwill, or more frequently upon certain indicators of impairment, to review our estimates and assumptions underlying the fair value of our goodwill. In addition, under ASC 360, Property, Plant and Equipment, we are required to review our property and equipment and right-of-use assets whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events giving rise to impairment of long-lived assets are an inherent risk in the pharmaceutical industry and often cannot be predicted.
Conditions that could indicate impairment and necessitate such a review include, but are not limited to, Auryxia’s and Vafseo's commercial performance, our inability to execute on our strategic initiatives, the deterioration of our market capitalization such that it is significantly below our net book value, a significant adverse change in legal factors, unexpected adverse business conditions, and an adverse action or assessment by a regulator. To the extent we conclude our long-lived assets have become impaired, we may be required to incur material write-offs relating to such impairment and any such write-offs could have a material impact on our future operating results and financial position. The estimates, judgments and assumptions used in our impairment analyses, and the results of our analyses, are discussed in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data of this Form 10-K. If these estimates, judgments and assumptions change in the future, additional impairment charges related to plant and equipment, right-of-use assets or goodwill could be recorded in the future and additional corresponding adjustments may need to be made to the estimated useful life of the developed product rights for Auryxia, which could materially impact our financial position, certain of our material agreements, and our future operating results.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of Auryxia or Vafseo.
We face an inherent risk of product liability as a result of the clinical and commercial use of Auryxia and Vafseo and our product candidates. For example, we may be sued if Auryxia, Vafseo or our product candidates allegedly causes injury or is found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or product candidate, negligence, strict liability and breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of Auryxia or Vafseo or affect the development of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, product liability claims may result in:
•decreased demand for Auryxia or Vafseo;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•delay or termination of clinical trials;
•our inability to continue to develop Auryxia, Vafseo or our product candidates;
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
Akebia Therapeutics, Inc. | Form 10-K | Page 101

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
As a public company, we operate in a demanding regulatory environment, and we have and will continue to incur significant legal, accounting, auditing, directors and officers insurance and other expenses. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and certain corporate governance practices. In particular, our compliance with Section 404 of the Sarbanes-Oxley Act has required and will continue to require that we incur substantial accounting-related expenses and expend significant management efforts. Our testing, or the testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner. If we are not able to comply with the requirements of the Sarbanes-Oxley Act, we could be subject to sanctions or investigations by the SEC, the Nasdaq Capital Market or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our securities. Furthermore, if we cannot provide reliable financial reports or prevent fraud, including as a result of remote working by our employees, our business and results of operations would likely be materially and adversely affected.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 102

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
Our stock price has been and will likely continue to be volatile. The stock market in general and the market for similarly situated biopharmaceutical companies specifically have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, such as rising inflation and increasing interest rates. Since our initial public offering in March 2014, the price of our common stock as reported on The Nasdaq Stock Market has ranged from a low of $0.24 on October 24, 2022 to a high of $31.00 on June 20, 2014. The daily closing market price for our common stock varied between a high price of $2.24 on March 27, 2024 and a low price of $0.86 on June 25, 2024 in the twelve-month period ending on December 31, 2024. During that time, the price of our common stock ranged from an intra-day low of $0.80 per share to an intra-day high of $2.48 per share. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, including, among others, developments related to and results of our research or clinical trials, developments related to our regulatory submissions and meetings with regulatory authorities, commercialization of Auryxia, Vafseo, and any other product candidates, announcements by us or our competitors of significant transactions or strategic collaborations, negative publicity around Auryxia or Vafseo, regulatory or legal developments in the U.S. and other countries, developments or disputes concerning our intellectual property, the recruitment or departure of key personnel, actual or anticipated changes in estimates as to financial results, changes in the structure of healthcare payment systems, market conditions in the biopharmaceutical sector, potential delisting from The Nasdaq Stock Market and other factors beyond our control. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price at which they purchased it.
In addition, securities class actions, shareholder derivative lawsuits and other legal proceedings are often brought against companies for any of the risks described in this Form 10-K following a decline or volatility in the market price of their securities. We could be the target of such litigation or other legal proceedings in the future. Class actions, shareholder derivative lawsuits and other legal proceedings, whether successful or not, could result in substantial costs, damage or settlement awards and such costs and any related settlements or judgments may not be covered by insurance. Monetary
Akebia Therapeutics, Inc. | Form 10-K | Page 103

damages or any other adverse judgment would have a material adverse effect on our business and financial position. In addition, if other resolution or actions taken as a result of legal proceedings were to restrain our ability to operate or market our products and services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We could also suffer an adverse impact on our reputation, negative publicity and a diversion of management’s attention and resources, which could have a material adverse effect on our business.

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
As of December 31, 2024 and based on the amounts reported in the most recent filing made by BlackRock under Section 13(g) of the Exchange Act, BlackRock beneficially owned approximately 6.2% of our outstanding shares of common stock. By selling a large number of shares of common stock, BlackRock could cause the price of our common stock to decline. In addition, as of December 31, 2024, CSL Vifor beneficially owned 7,571,429 shares of common stock, which have not been registered pursuant to the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder, but if they are registered in the future, those shares would become freely tradable and, if a large portion of such shares are sold, could cause the price of our common stock to decline.
Further, we entered into a warrant agreement with Kreos Capital VII Aggregator SCSp, an affiliate of Kreos, or the Warrant Holder, pursuant to which (i) we issued a warrant to the Warrant Holder to purchase 3,076,923 shares of our common stock, at an exercise price per share of $1.30 (subject to standard adjustments for stock splits, stock dividends, rights offerings and pro rata distributions), or the Exercise Price, and (ii) we issued a warrant to the Warrant Holder to purchase 1,153,846 shares of our common stock, at an exercise price per share equal to the Exercise Price. Each warrant is exercisable for eight years from the date of issuance. If any or all of the warrants are exercised, our stockholders could realize dilution, and the value of their shares could decrease.
We have a significant number of shares that are subject to outstanding options, restricted stock units and other securities convertible into our common stock, and in the future we may issue additional options, restricted stock units, or other securities convertible into our common stock. The exercise or vesting of any such options, restricted stock units, or other securities, and the subsequent sale of the underlying common stock, could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Such sales of our common stock could result in higher than average trading volume and may cause the market price for our common stock to decline.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 104

Our executive officers, directors and principal stockholders maintain the ability to significantly influence all matters submitted to stockholders for approval.
As of December 31, 2024, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our Company on terms that other stockholders may desire.
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
Item 1B. Unresolved Staff Comments
None.
Akebia Therapeutics, Inc. | Form 10-K | Page 105

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
•Incident Response and Recovery Planning — To better facilitate our cybersecurity program, our cybersecurity team works collaboratively across our Company to implement programs designed to protect our information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents. We conduct periodic tabletop exercises, including incident simulations to test these plans and ensure personnel are familiar with their roles and responsibilities in a response scenario.
•Third-Party Risk Management — We maintain a risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties and the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems. Also, we engage certain external cybersecurity firms to enhance our cybersecurity oversight and cybersecurity breach detection over third party service providers.
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
We adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by our assessments, audits and reviews. Such processes include (i) procedural and technical safeguards, (ii) response plans, (iii) periodic tests on our systems, (iv) incident simulations and (v) routine review of our cybersecurity policies and procedures to identify risks and improve our practices. We engage certain external cybersecurity firms to enhance our cybersecurity oversight. We include confidentiality provisions in all contracts with third-party service providers, and data protection provisions in certain contracts with third-party service providers where applicable, to help protect us and our employees and patients from any related vulnerabilities.
Governance
Our Board of Directors is responsible for exercising oversight of management’s identification and management of, and planning for, risks from cybersecurity threats. While the full Board of Directors has overall responsibility for risk oversight, the Board of Directors has delegated oversight responsibility related to risks from cybersecurity threats to the Audit Committee of our Board of Directors. The Audit Committee reports to the Board of Directors at least annually, and notifies the Board of Directors as necessary regarding significant new cybersecurity threats or incidents. The Audit Committee meets annually to discuss our approach to overseeing cybersecurity threats with management, including with members of our internal cybersecurity team.
We use an internal management team to run our information technology and cybersecurity functions, which includes our information and cybersecurity team leads who have collectively served in various roles in information technology and information security for over 25 years, including at other public companies. Through ongoing communications with this management committee, senior management is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real-time and reports such threats and incidents to the Audit Committee, when appropriate. Management updates the Audit Committee quarterly regarding our cybersecurity threat risk management and strategy programs. Members of the Audit Committee are also encouraged to regularly engage in ad hoc
Akebia Therapeutics, Inc. | Form 10-K | Page 106

conversations with management on cybersecurity-related topics and discuss any updates to our cybersecurity risk management and strategy programs. The Audit Committee is notified between such updates regarding significant new cybersecurity threats or incidents that meet pre-established reporting thresholds and any ongoing updates regarding any risk, as needed.
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
Item 2. Properties
We currently lease approximately 65,167 square feet of office, storage and laboratory space in Cambridge, Massachusetts, which is our corporate headquarters. Excluding renewal options, the lease for our Cambridge, Massachusetts office, storage and lab space expires on September 11, 2026. Due to our primarily hybrid workforce, we are marketing up to 59,216 square feet of furnished office space for sublease. We believe our existing facilities are adequate to meet our operational needs.
Item 3. Legal Proceedings
From time to time, we may be involved in legal proceedings arising from the normal course of business activities.
Opposition Proceedings Against Akebia
In September 2018, Dr. Reddy’s Laboratories Limited filed an opposition to our issued Indian Patent No. 287720 covering the composition of matter of vadadustat in the Indian Patent Office.
On November 6, 2024, Sandoz AG filed an opposition against our issued European Patent No. 3007695 covering vadadustat once daily dosing regimen in the European Patent Office.

Item 4. Mine Safety Disclosures
Not applicable.
Akebia Therapeutics, Inc. | Form 10-K | Page 107

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on The Nasdaq Capital Market under the symbol “AKBA”.
Holders
At March 10, 2025, there were approximately 26 holders of record of our common stock. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include shares held in street name by brokers or other nominees, and shares held by persons, partnerships, associations, corporations or other entities whose shares are held by depository trust companies.
Dividends
We have never declared or paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. In addition, the terms of our BlackRock Credit Agreement preclude us from paying cash dividends without prior written consent and future debt agreements may preclude us from paying cash dividends.
Issuer Purchases of Equity Securities
None.
Recent Sales of Unregistered Securities
We did not sell any securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during the year ended, other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.
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
The following discussion and analysis should also be read in conjunction with the accompanying audited consolidated financial statements and related notes included in Part II, Item 8 of this Form 10-K. This section discusses 2024 and 2023 financial condition, and results of operations and year-to-year comparisons between 2024 and 2023. For discussion of 2023 items and year-over-year comparisons between 2023 and 2022 that are not included in this 2024 Form 10-K, refer to “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” found in our Form 10-K for the year ended December 31, 2023, that was filed with the Securities and Exchange Commission on March 14, 2024.
Business Overview
We are a fully integrated, biopharmaceutical company with two commercial products for patients impacted by kidney disease. We have built a business focused on developing and commercializing innovative therapeutics that we believe serve as a foundation for future growth. Our team has significant expertise in hypoxia-inducible factor, or HIF, science having developed
Akebia Therapeutics, Inc. | Form 10-K | Page 108

and commercialized Vafseo® (vadadustat), an oral HIF factor prolyl hydroxylase, or HIF-PH, inhibitor and have selected two additional HIF-based molecules for preclinical development.
We have established the company as a leader in the kidney community, and we believe our cross-organizational expertise in renal disease positions the company for success. Chronic kidney disease, or CKD, is a condition in which the kidneys are progressively damaged to the point that they cannot properly filter the blood circulating in the body. This damage causes waste products to build up in the patient’s blood, leading to other health problems, including anemia, cardiovascular disease and bone disease. CKD significantly impacts the U.S. healthcare system, potentially affecting approximately 37 million patients and costing Medicare nearly $125 billion annually for treating Medicare beneficiaries with CKD or end-stage renal disease, or ESRD, according to the Centers for Disease Control and Prevention. Our two commercial products address certain complications of kidney disease.
Our current portfolio includes:
Vafseo was approved by the U.S. Food and Drug Administration, or the FDA, in March 2024 for the treatment of anemia due to CKD in adult patients on dialysis for at least three months. Shipment of Vafseo commenced in January 2025. We have commercial supply agreements for the purchase of Vafseo in place with dialysis organizations caring for nearly 100% of dialysis patients in the U.S. The current U.S. market opportunity for the treatment of anemia due to CKD in patients with dialysis is approximately $1 billion based on current ESA pricing and Vafseo is the only oral HIF-based treatment available in the U.S.
In the European Union, or EU, the United Kingdom, or UK, Switzerland and Australia, Vafseo is approved for the treatment of symptomatic anemia associated with CKD in adults on chronic maintenance dialysis. Our partner MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, has an exclusive license to develop and commercialize Vafseo for the treatment of anemia in patients with CKD in defined territories and launched Vafseo in Germany, Austria, Switzerland, the Netherlands and certain other countries in Europe in 2024.
In Japan, Vafseo is approved as a treatment for anemia due to CKD in both dialysis dependent and non-dialysis dependent patients and is marketed and sold by our collaborator Mitsubishi Tanabe Pharma Corporation, or MTPC. In Taiwan, Vafseo is approved for the treatment of symptomatic anemia due to CKD in adult patients on chronic maintenance dialysis and launched in October 2024 by Tai Tien Pharmaceutical Company, an affiliate of MTPC. In Korea, Vafseo is approved as an anemia treatment for patients with CKD on hemodialysis.
Auryxia® (ferric citrate) is an orally administered medicine approved and marketed in the U.S. for two indications: (1) the control of serum phosphorus levels in adult patients with dialysis dependent chronic kidney disease, or DD-CKD, and (2) the treatment of iron deficiency anemia, or IDA, in adult patients with non-dialysis-dependent chronic kidney disease, or NDD-CKD.
Today, we market Auryxia in the U.S. Auryxia became part of our portfolio in 2018 and has historically contributed meaningful revenue to the business. In March 2025, Auryxia will lose exclusivity, or LoE. We believe the dynamics of Auryxia reimbursement being included in the ESRD bundle under Medicare Part B could result in slower revenue decline after the LoE date than in other LoE situations, but the impact of LoE on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of generics and the pricing of generics and other products on the market that compete with Auryxia.
Ferric citrate hydrate has also been approved in Japan, and is marketed and sold by our Japanese sublicensee, Japan Tobacco, Inc., and its subsidiary, Torii Pharmaceutical Co., Ltd., collectively, JT and Torii, as an oral treatment for the improvement of hyperphosphatemia in patients with CKD, including DD-CKD and NDD-CKD, and for the treatment of adult patients with IDA under the trade name as Riona in Japan. Averoa SAS, or Averoa, has an exclusive license to develop and commercialize ferric citrate in the European Economic Area, or EEA, Turkey, Switzerland, the UK, the Balkans and certain countries in Eastern Europe and the Middle East. Averoa applied for marketing authorization for ferric citrate in Europe in April 2024.
Our HIF-based product candidates and other pipeline assets are being evaluated to target areas of unmet needs. The discovery of HIF laid the foundation to explore the central role of oxygen sensing in many diseases. As we have seen through the development of Vafseo as a treatment for anemia due to CKD, when stabilized, HIF triggers wide-ranging adaptive, protective responses during hypoxic or ischemic conditions. We have selected two additional HIF molecules for preclinical development: AKB-9090, potentially for cardiac surgery-related acute kidney injury, or CS-AKI, or acute respiratory distress syndrome, or ARDS, and AKB-10108 for retinopathy of prematurity, or ROP, in neonates.
In June 2021, we acquired from Cyclerion Therapeutics, Inc., or Cyclerion, an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase, or sGC, stimulator. We believe there is potential to explore the use of praliciguat for indications within kidney disease.
Akebia Therapeutics, Inc. | Form 10-K | Page 109

We continue to explore additional commercial and development opportunities to expand our pipeline and portfolio of novel therapeutics through both internal research and external innovation to leverage our fully integrated team.
Factors Affecting Our Performance and Results of Operations
Financial Highlights
Net product revenue was $152.2 million and $170.3 million for the years ended December 31, 2024 and 2023, respectively.
We have incurred net losses in each year since inception. Our net losses were $69.4 million and $51.9 million for the years ended December 31, 2024 and 2023, respectively. Substantially all of our net losses resulted from costs incurred in connection with the continued commercialization of Auryxia and development and commercialization efforts relating to Vafseo, including conducting clinical trials of, and seeking regulatory approval for, Vafseo, providing general and administrative support for these operations and protecting our intellectual property.
Financial Components
Product Revenue
We generate product revenue from commercial sales of Auryxia in the U.S. to a limited number of customers, including dialysis organizations, wholesale distributors and certain specialty pharmacy providers. Our net product revenue includes many variables, including judgments and estimates of discounts, rebates and product returns, which can fluctuate from quarter-to-quarter and year-over-year. We evaluate, at least annually and more frequently, if needed, the price of Auryxia, which will lose exclusivity in March 2025. We expect our product revenue to continue to be generated from our commercial sales of Auryxia as well as to be generated from our commercial sales of Vafseo following its U.S. market entry in January 2025.
We believe the dynamics of Auryxia reimbursement being included in the end-stage renal disease, or ESRD, bundle under Medicare Part B and Auryxia LoE on March 20, 2025, could result in the buying pattern of certain customers in future years being different than their historical practices. In addition, we believe the dynamics of Auryxia reimbursement moving to Medicare Part B could result in slower revenue decline after the LoE date than in other LoE scenarios, but the impact of LoE on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of generics and the pricing of generics and other products on the market that compete with Auryxia.
License, Collaboration and Other Revenue
License, collaboration and other revenue includes revenue earned under our agreements with our partners, including license fees, royalty payments and revenue from product we supply.
We expect to continue to generate revenue from our collaboration, license, and supply agreements with Medice, MTPC, JT and Torii and any other collaborations into which we have entered or may enter.
Cost of Goods Sold
Cost of goods sold, or COGS, - Cost of product and other revenue includes costs closely correlated or directly related to the costs to manufacture commercial drug substance and drug product, including at our contract manufacturing organizations, or CMOs, as well as indirect costs. Direct and indirect costs include fees for packaging, shipping, insurance and quality assurance, idle capacity charges, changes in reserves for excess inventory, write-offs for inventory that fails to meet specifications or is otherwise no longer suitable for commercial sale, including scrap, changes in our firm purchase commitment liability and royalties due to the licensor of Auryxia related to U.S. and Japan product sales recognized during the period.
COGS also includes costs to manufacture drug product provided to MTPC and Medice for commercial sale of Vafseo in Japan and the European Economic Area, or EEA, the United Kingdom, or UK, Switzerland and Australia, or the Medice Territory, respectively, as well as personnel-related costs, including salaries and bonuses, employee benefits and stock-based compensation attributable to employees in particular functions and associated directly with the manufacturing of our commercial products.
Cost of product and other revenue for a newly launched product does not include the full cost of manufacturing until the initial pre-launch inventory is depleted and additional inventory is manufactured and sold. Until we received regulatory approval for Vafseo in the U.S. we recorded costs incurred to manufacture the U.S. pre-launch inventory, such as raw materials, drug substance and drug product conversion costs as research and development, or R&D, expense.
Cost of goods sold - Amortization of intangible asset - In addition, COGS included the amortization of development product rights for Auryxia through the end of 2024.
Akebia Therapeutics, Inc. | Form 10-K | Page 110

Research and Development Expenses
R&D expenses consist primarily of costs incurred for the development of Vafseo prior to regulatory approval and costs associated with our pipeline which includes:
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
•costs associated with discovery and development for preclinical, clinical and regulatory activities; and
•costs associated with the pre-launch inventory build for Vafseo in the U.S. prior to FDA approval in March 2024 and in Europe prior to the European Commission, or EC, approval in April 2023.
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
From inception through December 31, 2024, we have incurred $1.7 billion in R&D expenses. We expect to incur significant R&D expenditures for the foreseeable future as we continue the development of Auryxia, Vafseo and any other product or product candidate, including those that may be in-licensed or acquired.
A significant portion of our R&D costs have been external costs, which we track on a program-by-program basis as well as costs related to possible new manufacturing processes and methods associated with our commercial products. These external costs include fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical trials and costs related to acquiring and manufacturing clinical trial materials, including costs paid to CMOs to manufacture clinical trial materials.
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
Selling, General and Administrative Expenses
Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation related to commercial, marketing, executive, finance and accounting, information technology, corporate and business development and human resource functions. Other SG&A expenses include costs for marketing initiatives for our commercial products, market research and analysis on our commercial products and potential product candidates, conferences and trade shows, travel expenses, professional services fees (including legal, patent, accounting, audit, tax, and consulting fees), insurance costs, general corporate expenses and allocated facilities-related expenses, including rent and maintenance of facilities.
License Expense
License expense relates to royalties due to Panion & BF Biotech, Inc., or Panion, for sales of Auryxia in the U.S. and Riona in Japan.
Other Income (Expense), Net
Akebia Therapeutics, Inc. | Form 10-K | Page 111

Other income (expense), net consists primarily of interest income on our interest-bearing accounts, interest expense related to our term loans, accretion of the debt discount on our term loans as well as changes in the fair value of our derivative liability and amortization of the discount on the liability related to the termination fees associated with the termination agreement with BioVectra Inc., or BioVectra, entered into in December 2022, or the BioVectra Termination Agreement. See Note 10, Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information on the BioVectra Termination Agreement. Other income (expense), net also includes non-cash interest on our liability related to settlement royalties and the amortization of the discount and deferred gain related to our Working Capital Fund (as defined below) liability to Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information on our arrangements with CSL Vifor.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability relates to the change in fair value of our warrant liability related to a warrant agreement with Kreos Capital VII Aggregator SCSp, an affiliate of Kreos Capital VII (UK) Limited, or Kreos. See Note 3, Fair Value of Financial Instruments, and Note 7, Indebtedness, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information on the warrant liability.
Recent Events
Borrowing Under BlackRock Term Loans
On February 3, 2025, we and Kreos, which are funds and accounts managed by BlackRock Inc., collectively, BlackRock, entered into the Second Amendment to the Agreement for the Provision of a Loan Facility, or the Second Amendment, which amended certain provisions of the Agreement for the Provision of a Loan Facility, dated January 29, 2024, or the BlackRock Credit Agreement. The BlackRock Credit Agreement provides for a senior secured term loan facility in the aggregate principal amount of up to $55.0 million, subject to certain customary conditions, or the Term Loan Facility.
The Term Loan Facility provided us access to three tranches: (i) an initial tranche of $37.0 million, which was funded on January 29, 2024, (ii) an additional tranche of $8.0 million, which was funded on April 19, 2024, and (iii) a final tranche of $10.0 million, which was available in a single draw through an expiry date of December 31, 2024, or the Prior Tranche C Loan. As a result of the Second Amendment, the Prior Tranche C Loan expiry date was extended until February 3, 2025, or the Extended Tranche C Loan. The terms of the Extended Tranche C Loan are substantially similar to the terms of the Prior Tranche C Loan, however, interest will accrue on the Extended Tranche C Loan as if it was advanced on December 31, 2024.
On February 3, 2025, we received $9.3 million on the Extended Tranche C Loan, after deducting debt issuance costs, interest, fees and expenses.
On February 3, 2025, in connection with the drawdown of the Extended Tranche C Loan, in accordance with the warrant agreement, dated as of January 29, 2024, between the Company and Kreos Capital VII Aggregator SCSp, or the Warrant Holder, we issued a warrant to the Warrant Holder to purchase 1,153,846 shares of our common stock, at an exercise price per share of $1.30. The warrant shall be exercisable for eight years from the date of issuance.
See Note 7, Indebtedness, and Note 18, Subsequent Events, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Cyclerion Amendment
In June 2021, we entered into a license agreement, or the Cyclerion Agreement, with Cyclerion under which we obtained an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase stimulator.
In December 2024, we amended the terms of the Cyclerion Agreement, pursuant to which we made an upfront payment of $1.25 million, and we will also pay Cyclerion $0.5 million on or before September 30, 2025. In addition, we and Cyclerion agreed to the reduction of certain development milestones and the increase of certain royalty rates on net sales and sublicense income. We now control all clinical and commercial manufacturing of praliciguat, which will be conducted by a third party manufacturer. We will also control patent prosecution and pay intellectual property costs starting April 1, 2025.
See Note 10, Commitments and Contingencies, for further details on the Cyclerion Agreement.
U.S. Approval and Commercialization of Vafseo (vadadustat)
In March 2024, we received approval from the FDA for Vafseo (vadadustat) Tablets for the treatment of anemia due to CKD in adults who have been receiving dialysis for at least three months. Upon Vafseo approval, we implemented a launch plan to commercialize Vafseo for the treatment of anemia due to CKD in adult patients on dialysis, the critical first step toward Vafseo potentially becoming standard of care. We have completed certain critical commercialization initiatives, including securing
Akebia Therapeutics, Inc. | Form 10-K | Page 112

reimbursement for Vafseo under the Transitional Drug Add-on Payment Adjustment, or TDAPA, and securing access to Vafseo for patients through commercial supply agreements with dialysis organizations. The TDAPA program provides at least two years of reimbursement for Vafseo in addition to the end-stage renal disease, or ESRD, bundled rate to dialysis organizations. Additionally, we received a Level II Healthcare Common Procedure Coding System code for Vafseo which is used by dialysis organizations for billing the product for Medicare enrollees. Shipment of Vafseo commenced in January 2025.
At-the-Market (ATM) Offering
On September 3, 2024, in connection with the filing of a new shelf registration statement on Form S-3, we filed a prospectus related to our amended and restated sales agreement with Jefferies LLC (which amended and restated the prior sales agreement), pursuant to which we are able to offer and sell up to $75.0 million of our common stock at current market prices from time to time. Since September 12, 2024 (the date our shelf registration statement on Form S-3 went effective) through December 31, 2024, we sold 14,271,631 shares of our common stock under this program with gross proceeds of $24.3 million ($23.8 million, net of offering expenses). Including the amount sold during the year ended December 31, 2024 through the date of the filing of this Form 10-K, we sold 23,708,995 shares of our common stock under the sales agreement with gross proceeds of $43.0 million ($42.2 million, net of offering expenses).
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
See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information on the Vifor Termination Agreement.
Results of Operations
Comparison of the years ended December 31, 2024 and 2023

	Years ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Revenues
Product revenue, net	$152,180	$170,301	$(18,121)	(11)%
License, collaboration and other revenue	8,000	24,322	(16,322)	(67)%
Total revenues	160,180	194,623	(34,443)	(18)%
Cost of goods sold
Cost of product and other revenue	27,135	38,107	(10,972)	(29)%
Amortization of intangible asset	36,042	36,042	—	—%
Total cost of goods sold	63,177	74,149	(10,972)	(15)%
Operating expenses
Research and development	37,652	63,079	(25,427)	(40)%
Selling, general and administrative	106,545	100,233	6,312	6%
License	3,220	3,237	(17)	*
Restructuring	58	181	(123)	(68)%
Total operating expenses	147,475	166,730	(19,255)	(12)%
Operating loss	(50,472)	(46,256)	(4,216)	9%
Other expense, net	(18,091)	(5,145)	(12,946)	252%
Change in fair value or warrant liability	(330)	—	(330)	*
Loss on extinguishment of debt	(517)	—	(517)	*
Loss on termination of lease	—	(524)	524	*
Net loss	$(69,410)	$(51,925)	$(17,485)	34%
Akebia Therapeutics, Inc. | Form 10-K | Page 113

*Percentage change not meaningful.
Product Revenue, Net—Net product revenue was derived solely from sales of Auryxia in the U.S. until Vafseo's U.S. market entry in January 2025. We distribute Auryxia principally through a limited number of dialysis organizations, wholesale distributors and certain specialty pharmacy providers.
Net product revenue was $152.2 million for the year ended December 31, 2024, compared to net product revenue of $170.3 million for the year ended December 31, 2023. The decrease was primarily due to a reduction in volume, partially offset by price increases and execution of our contracting strategy with third party payors.
Auryxia will lose exclusivity in the U.S. in March 2025, which may have a negative impact on revenue. We believe the dynamics of Auryxia reimbursement being included in the ESRD bundle under Medicare Part B could result in slower revenue decline after the LoE date than in other LoE scenarios. However, our ability to continue to generate revenue from sales of Auryxia following LoE will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of generics that enter the market and the pricing of generics and other products on the market that compete with Auryxia.
License, Collaboration and Other Revenue—License, collaboration and other revenue was $8.0 million for the year ended December 31, 2024, compared to $24.3 million for the year ended December 31, 2023. The decrease was due primarily to a one-time $10.0 million upfront payment recognized in connection with the Medice License Agreement during the year ended December 31, 2023 as well as a reduction in revenue under our supply agreement with MTPC as a result of the assignment of our supply agreement with Esteve Química, S.A. to MTPC in December 2022. We also recognized $2.2 million in revenue in connection with the Packaging Validation Transfer Agreement we entered into with Otsuka during the year ended December 31, 2023.
See Note 12, License, Collaboration and Other Revenue, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
A further breakdown of the license, collaboration and other revenue is as follows:

	Years Ended December 31,
License, Collaboration and Other Revenue (dollars in thousands)	2024	2023
License Fees:
Medice upfront license payment	$—	$10,000
Drug Product Supply:
MTPC Vafseo drug product supply	717	3,738
Medice Vafseo drug product supply	—	968
Drug Product Supply Subtotal	717	4,706
Royalties:
JT and Torii royalties	5,366	5,394
MTPC royalties	1,895	1,997
Medice royalties	22	—
Royalties Subtotal	7,283	7,391
Otsuka U.S. and International Agreements (Terminated)	—	2,225
Total License, Collaboration and Other Revenue	$8,000	$24,322
Cost of Goods Sold: Cost of Product and Other Revenue—Cost of product and other revenue was $27.1 million for the year ended December 31, 2024, compared to $38.1 million for the year ended December 31, 2023. The decrease was primarily due to a $12.3 million benefit that we recorded during the year ended December 31, 2024 due to our ability to commercially sell inventory previously written down as excess inventory and lower year-over-year sales volume, which was partially offset by a $2.1 million charge related to our firm purchase commitment liability.
During the year ended December 31, 2023, we recorded a $4.3 million benefit due to our ability to commercially sell inventory previously written down as excess inventory, offset by a $1.5 million charge related to our firm purchase commitment liability.
Akebia Therapeutics, Inc. | Form 10-K | Page 114

Cost of Goods Sold: Amortization of Intangible Asset—Amortization of intangible asset relates to the acquired developed product rights for Auryxia, which was amortized using a straight-line method over its estimated useful life of approximately six years. Amortization of the intangible asset during each of the years ended December 31, 2024 and 2023 was $36.0 million. The intangible asset was fully amortized as of December 31, 2024.
R&D Expenses— R&D expenses were $37.7 million for the year ended December 31, 2024, compared to $63.1 million for the year ended December 31, 2023. The decrease was largely due to the completion of activities related to certain clinical trials, a reduction in consulting expenses associated with pursuing Vafseo regulatory approval in the Medice Territory in 2023, lower headcount related costs, including stock-based compensation and decreased professional service expenses. Additionally, during the year ended December 31, 2023, prior to receiving regulatory approval in the U.S., we recorded costs incurred to manufacture the U.S. pre-launch inventory as R&D expenses.
The following table summarizes our R&D expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Years ended December 31,
	2024	2023
Vafseo clinical trial and other external costs	$11,837	$14,792
Vafseo pre-launch inventory	—	6,434
External costs for other programs, including feasibility and new processes and methods associated with commercial products	6,311	7,902
Total external R&D expenses	18,148	29,128
Internal personnel, consulting, facilities and other	19,504	33,951
Total R&D expenses	$37,652	$63,079
We expect to incur significant R&D expenses in future periods in support of ongoing or planned studies with respect to the development of our product candidates as well as Vafseo.
Selling, General and Administrative Expenses—SG&A expenses were $106.5 million for the year ended December 31, 2024, compared to $100.2 million for the year ended December 31, 2023. The increase was primarily due to higher headcount related costs and marketing costs in connection with the Vafseo U.S. launch in January 2025, as well as increased promotional expenses and registration and filing fees.
License Expenses—License expenses related to royalties due to Panion for sales of Riona in Japan were $3.2 million for each of the years ended December 31, 2024 and 2023.
Restructuring Expenses—Restructuring expenses were $0.1 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.
Other Expense, Net—Other expense, net, was $18.1 million for the year ended December 31, 2024, compared to $5.1 million for the year ended December 31, 2023. The increase was primarily due to $9.3 million of non-cash interest expense in 2024 related to the settlement royalty liability in connection with the Vifor Termination Agreement. In addition, during the year ended December 31, 2023, we recorded the change in the fair value of the embedded debt derivative related to the Pharmakon Term Loans (as defined below) as other income. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Change in Fair Value of Warrant Liability—Change in fair value of warrant liability was $0.3 million for the year ended December 31, 2024. There was no change in fair value of warrant liability for the year ended December 31, 2023 since the warrant agreement was entered into in January 2024.
Loss on Extinguishment of Debt—During the year ended December 31, 2024, we recorded a $0.5 million loss on the extinguishment of debt in connection with the repayment of the Pharmakon Term Loans.
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
Liquidity and Capital Resources
As of December 31, 2024, we had cash and cash equivalents of approximately $51.9 million and restricted cash of $1.7 million.
To date, we have funded our operations principally through sales of our common stock, including through our employee stock purchase plan, product sales, payments received from our collaboration and licensing partners, borrowings under term loans, a working capital payment from CSL Vifor also referred to as a Working Capital Fund liability and a royalty transaction. From
Akebia Therapeutics, Inc. | Form 10-K | Page 115

inception through December 31, 2024, we raised approximately $862.8 million of net proceeds from the sale of equity, including $519.8 million from various underwritten public offerings, $273.0 million from at-the-market offerings pursuant to our sales agreement with Jefferies LLC and prior sales agreements with Cantor Fitzgerald & Co., and $70.0 million from the sale of 7,571,429 shares of common stock to CSL Vifor. From January 1, 2025 through the date of the filing of this Form 10-K, we sold 9,437,364 shares of our common stock under our current sales agreement with Jefferies LLC, resulting in proceeds to us of $18.4 million, net of offering expenses, which are not included in the above amounts reported under the ATM sales agreement.
We have incurred recurring losses and negative cash flow from operations in each year since inception and anticipate net losses for the near future. For the years ended December 31, 2024 and 2023, we incurred net operating losses of $69.4 million and $51.9 million, respectively. As of December 31, 2024 and 2023, we had an accumulated deficit of $1.7 billion.
We currently have exclusive rights under a series of patents and patent applications to commercialize Auryxia in the U.S. that protect us from generic drug competition until March 2025. Following LoE in the U.S., we may not be able to realize enough product revenue from sales of Auryxia to realize net profits from product sales. While we believe the dynamics of Auryxia reimbursement being included in the ESRD bundle under Medical Part B could result in slower revenue decline after the LoE date than in other LoE scenarios, the impact of LoE on future Auryxia revenues will depend on many factors, including our ability to maintain contracts with dialysis organizations, the timing and number of generics and the pricing of generics and other products on the market that compete with Auryxia.
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
Contractual Obligations and Commitments
Debt Agreements and Other Funding Arrangements
BlackRock Term Loans
On January 29, 2024, or the Closing Date, we entered into the BlackRock Credit Agreement, which provides for a senior secured term loan facility, in the aggregate principal amount of up to $55.0 million, or the Term Loan Facility. The Term Loan Facility was available in three tranches: (i) Tranche A — $37.0 million was funded on the Closing Date and used to repay the Pharmakon Term Loans; (i) Tranche B — $8.0 million was funded on April 19, 2024, and (ii) Tranche C — $10.0 million was funded on February 3, 2025, collectively, the Term Loans. The Term Loan Facility matures on January 29, 2028, or the BlackRock Maturity Date.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 116

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
On the Closing Date, Kreos Capital VII Aggregator SCSp, an affiliate of Kreos, or the Warrant Holder, received a warrant to purchase 3,076,923 shares of our common stock, at an exercise price per share of $1.30, and upon the borrowing of Tranche C in February 2025, we issued additional warrants to purchase 1,153,846 shares of our common stock at an exercise price per share of $1.30. Each warrant is exercisable for eight years from the date of issuance.
See Note 7, Indebtedness, in the accompanying notes to the audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Liability Related to Settlement Royalties
Pursuant to the terms of the Vifor Termination Agreement, we will pay CSL Vifor decreasing quarterly tiered royalty payments ranging from a high single-digit percentage of our net sales of Vafseo up to $450.0 million to mid-single digit percentage of our net sales of Vafseo above $450.0 million, in each case, in the U.S. during a calendar year, or the Settlement Royalty Payments. The Settlement Royalty Payments will commence upon the first sale of Vafseo by us, our affiliates or third-party licensees to a third party for use in the U.S., and will continue until the later of the (i) expiration of the last-to-expire valid claim listed in the FDA Orange Book that would be infringed by the making, using, selling or importing of Vafseo in the U.S. or (ii) the expiration of marketing or regulatory exclusivity for Vafseo in the U.S., or the Settlement Royalty Term. Beginning on July 1, 2027 and throughout the Settlement Royalty Term, we have the option to make a one-time payment to CSL Vifor, or the Royalty Buy-Down Option, upon which the Settlement Royalty Payments will be adjusted as of the date of exercise of the Royalty Buy-Down Option such that we will then only pay CSL Vifor quarterly royalty payments based on a mid-single digit percentage of our net sales of Vafseo up to $450.0 million in the U.S. during a calendar year in lieu of the above Settlement Royalty Payments. If we exercise the Royalty Buy-Down Option, the WCF Royalty Payments will continue as described below.
The WCF Royalty Payments, as described below, the Settlement Royalty Payments and the Royalty Buy-Down Option are in consideration for the termination of the Vifor License Agreement and all obligations thereunder, and the covenants and agreements set forth in the Vifor Termination Agreement, including the settlement and release of all disputes and claims arising from the Vifor License Agreement.
As a result of the Vifor Termination Agreement, we concluded that CSL Vifor no longer met the definition of a customer and, therefore, the arrangement should not be considered a revenue contract with a customer under ASC 606, Revenue from Contracts with Customers. We therefore determined that the $43.3 million received from Vifor in connection with the Vifor License Agreement and related investment agreements should be classified as debt and we are amortizing such amount using the effective interest method over the Settlement Royalty Term. The liability related to settlement royalties and the amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. The annual effective interest rate as of December 31, 2024 was 41% which is reflected as interest expense in the consolidated statements of operations and comprehensive loss. We recognized interest expense of $9.3 million for the year ended December 31, 2024. As of December 31, 2024, $5.9 million and $46.7 million of the settlement royalties liability is classified as a current and non-current liability, respectively.
See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the audited consolidated financial statements in Part II, Item 8 of this Form 10-K for further information.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 117

July 1, 2025, and will continue until the earlier of (i) the cumulative total of the WCF Royalty Payments equals $40.0 million, or (ii) May 31, 2028, or the WCF Royalty Term. The WCF Royalty Payments are subject to certain minimum true-up milestones.
The Working Capital Fund is considered a debt arrangement with zero coupon interest, and we impute interest on the Working Capital Fund liability at a rate of 15.0% per annum. As of December 31, 2024, $2.3 million and $38.0 million of the Working Capital Fund liability is classified as a current and non-current liability, respectively, based on management's estimated timing of the repayment of the Working Capital Fund liability to CSL Vifor.
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
We received $44.8 million from HCR, net of certain transaction expenses, which we recorded as a liability at the transaction date. We amortize the liability related to the sale of future royalties using the effective interest method over the life of the arrangement. The annual effective interest rate as of December 31, 2024 was 0%. We retain the right to receive all potential future regulatory milestones for vadadustat under the MTPC Agreement. During the year ended December 31, 2024 and 2023, we recorded $1.9 million and $2.0 million of non-cash royalty revenue, respectively. As of December 31, 2024, $2.0 million and $52.1 million of the liability related to the sale of future royalties is classified as a current and non-current liability, respectively.
See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, in the accompanying notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information.
Off-Balance Sheet Arrangements
Letter of Credit
As of December 31, 2024, in connection with the Cambridge Lease (as defined below), we had $1.7 million in a letter of credit outstanding.
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
Contractual Obligations and Commitments Other Than Debt Agreements
We are party to contractual obligations involving commitments to make payments to third parties in the future. Certain contractual obligations are reflected on our consolidated balance sheet as of December 31, 2024, while others are considered future obligations. Our material cash requirements as of December 31, 2024, include contractual obligations and commitments arising in the normal course of business, including leases, license agreements, manufacturing agreements and unconditional purchase commitments which are described in more detail below.
Cambridge Lease
We lease approximately 65,167 square feet of office, storage and laboratory space in Cambridge, Massachusetts under non-cancelable operating leases, collectively the Cambridge Lease. The office, storage and lab lease expires on September 11, 2026, and we are currently marketing the furnished office space for sublease.
See Note 9, Leases, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
License Agreements
Panion License Agreement
Akebia Therapeutics, Inc. | Form 10-K | Page 118

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
Cyclerion Agreement
In June 2021, we entered into the Cyclerion Agreement with Cyclerion, as amended in December 2024, under which we obtained an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase stimulator.
Under the Cyclerion Agreement, as amended, Cyclerion is eligible to receive up to an aggregate of $198.5 million from us in specified development and regulatory milestone payments on a product-by-product basis. Cyclerion will also be eligible to receive specified commercial milestones as well as tiered royalties ranging from mid-single-digit percentage to twenty percent of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory.
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
Amounts Due Under Former Manufacturing and Unconditional Purchase Commitments
On December 22, 2022, we terminated any and all existing agreements with BioVectra for the supply of Auryxia drug substance. Under the BioVectra Termination Agreement, we agreed to pay BioVectra a total of $32.5 million consisting of (i) an upfront payment of $17.5 million that was paid in December 2022 and (ii) six quarterly payments of $2.5 million which commenced in April 2024. In addition, we and BioVectra have released one another from all existing and future claims and liabilities and agreed to return certain materials and documents.
See Note 10, Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Other Third Party Contracts
We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation. In addition, we contract with various organizations to conduct R&D activities with remaining contract costs to us of approximately $48.0 million as of December 31, 2024. The scope of the services under these R&D contracts can be modified and the contracts cancelled by us upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
Akebia Therapeutics, Inc. | Form 10-K | Page 119

Cash Flows
The following table provides a summary of cash flow data for each applicable period:

	Years ended December 31,
NET CASH PROVIDED BY/(USED IN) (in thousands):	2024	2023
Operating activities	$(40,659)	$(23,384)
Investing activities	(33)	—
Financing activities	49,663	(25,206)
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,971	$(48,590)
Cash, cash equivalents and restricted cash — beginning of period	44,579	93,169
Cash, cash equivalents and restricted cash — end of period	$53,550	$44,579
Operating Activities
Net cash used in operating activities during the year ended December 31, 2024 was $40.7 million. Net cash used in operating activities during the year ended December 31, 2024 consisted of a net loss of $69.4 million and net non-cash adjustments of $68.4 million, including amortization of our intangible asset of $36.0 million, and a reduction of $39.7 million in working capital.
Net cash used in operating activities during the year ended December 31, 2023 was $23.4 million. Net cash used in operating activities during the year ended December 31, 2023 consisted of a net loss of $51.9 million and non-cash adjustments of $49.3 million, including amortization of our intangible asset of $36.0 million, and a reduction of $20.7 million in working capital.
Investing Activities
Net cash used in investing activities was immaterial during the year ended December 31, 2024.
No net cash was used in investing activities during the year ended December 31, 2023.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 was $49.7 million, which primarily consisted of proceeds of $45.0 million from the issuance of debt under the BlackRock Credit Agreement and net proceeds of $42.5 million from the sale of common stock under our ATM facility partially offset by principal payments of debt of $37.1 million primarily related to the Pharmakon Term Loans which were repaid in January 2024.
Net cash used in financing activities for the year ended December 31, 2023 was $25.2 million, which primarily consisted of principal payments of $32.0 million, partially offset by $6.7 million of net proceeds from the sale of common stock under our ATM facility and from the sale of stock under our employee stock purchase plan.
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
Excess Firm Purchase Commitment Liability
Akebia Therapeutics, Inc. | Form 10-K | Page 120

At each reporting period, we assess whether there are excess firm non-cancelable purchase commitment liabilities, resulting from supply agreements with third-party CMOs. The determination of excess firm purchase commitment liabilities requires judgment, including consideration of many factors, such as estimates of future product demand, current and future market conditions, impact of our loss of exclusivity, expiration and utilization of drug substance under firm purchase commitments, and contractual minimums. Any changes in the firm purchase commitment liability are recorded in cost of product and other revenue in the consolidated statements of operations and comprehensive loss.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 121

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
Akebia Therapeutics, Inc. | Form 10-K | Page 122

Item 8. Financial Statements and Supplementary Data

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.
Akebia Therapeutics, Inc. | Form 10-K | Page 123

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Akebia Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Akebia Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2025 expressed a qualified opinion thereon.
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

Akebia Therapeutics, Inc. | Form 10-K | Page 124

Valuation of Excess Firm Purchase Commitment Liability
Description of the Matter
As of December 31, 2024, the Company’s liability for excess firm purchase commitments related to its commercial supply agreement with a third-party contract manufacturing organizations was $3.6 million. As described in Note 2 and Note 10, the Company records a liability for its firm purchase commitment that exceeded the Company’s estimates of future demand and expiry of inventory. The Company re-evaluates its liability for excess firm purchase commitments each reporting period to assess whether any adjustments are necessary. The Company’s evaluations of purchase commitments for Auryxia resulted in the Company recording charges to cost of product and other revenue sold of $2.1 million during the year ended December 31, 2024.

Auditing management's estimate for its excess firm purchase commitment liability is especially challenging because the estimate relies on subjective management assumptions about the estimates of future product demand, which is affected by current and future market conditions and the impact of the Company’s loss of exclusivity that can have a material effect on the liability.

How We Addressed the Matter in Our Audit
To test the Company’s determination of its excess firm purchase commitment liability, our audit procedures included, among other procedures, testing the completeness and accuracy of the underlying data used in the evaluation of the Company’s excess firm purchase commitment liability, including evaluating the reasonableness of the Company’s estimates of future product demand. We compared the expectations of demand to contractual arrangements with customers, industry trends, historical financial results, and evaluated the consistency of the forecast with those used by management for other purposes. We also performed sensitivity analyses over the significant assumptions used to measure the excess firm purchase commitment liability and evaluated any contrary evidence identified when considering the reasonableness of the significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Boston, Massachusetts
March 13, 2025
Akebia Therapeutics, Inc. | Form 10-K | Page 125

AKEBIA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$51,870	$42,925
Inventories	16,243	15,691
Accounts receivable, net	34,368	39,290
Prepaid expenses and other current assets	11,350	20,243
Total current assets	113,831	118,149
Property and equipment, net	2,200	3,629
Operating right-of-use assets	8,218	12,416
Intangible asset, net	—	36,042
Goodwill	59,044	59,044
Other long-term assets	37,377	12,423
Total assets	$220,670	$241,703
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$15,180	$14,635
Accrued expenses and other current liabilities	63,460	67,735
Current portion of long-term debt	—	17,500
Working Capital Fund liability, current portion	2,274	—
Total current liabilities	80,914	99,870
Long-term deferred revenue	—	43,296
Long-term operating lease liabilities	3,547	8,947
Long-term debt, net	38,693	17,183
Liability related to settlement royalties, net of current portion	46,697	—
Liability related to sale of future royalties, net of current portion	52,066	54,013
Working Capital Fund liability, net of current portion	38,013	40,093
Warrant liability	5,176	—
Other long-term liabilities	4,749	8,885
Total liabilities	269,855	272,287
Commitments and contingencies (Note 10)
Stockholders' deficit:
Preferred stock $0.00001 par value, 25,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock: $0.00001 par value; 350,000,000 shares authorized at December 31, 2024 and 2023; 224,848,992 and 194,582,539 shares issued and outstanding at December 31, 2024 and 2023, respectively	2	2
Additional paid-in capital	1,629,167	1,578,358
Accumulated other comprehensive income	6	6
Accumulated deficit	(1,678,360)	(1,608,950)
Total stockholders' deficit	(49,185)	(30,584)
Total liabilities and stockholders' deficit	$220,670	$241,703
 The accompanying notes are an integral part of these consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-K | Page 126

AKEBIA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2024	2023
Revenues:
Product revenue, net	$152,180	$170,301
License, collaboration and other revenue	8,000	24,322
Total revenues	160,180	194,623
Cost of goods sold:
Cost of product and other revenue	27,135	38,107
Amortization of intangible asset	36,042	36,042
Total cost of goods sold	63,177	74,149
Operating expenses:
Research and development	37,652	63,079
Selling, general and administrative	106,545	100,233
License	3,220	3,237
Restructuring	58	181
Total operating expenses	147,475	166,730
Loss from operations	(50,472)	(46,256)
Other income (expense):
Interest expense	(18,185)	(6,032)
Other income	94	887
Change in fair value of warrant liability	(330)	—
Loss on extinguishment of debt	(517)	—
Loss on termination of lease	—	(524)
Net loss before income taxes	(69,410)	(51,925)
Net loss	$(69,410)	$(51,925)
Comprehensive loss	$(69,410)	$(51,925)

Net loss per share:
Basic and diluted	$(0.33)	$(0.28)

Weighted average number of common shares outstanding:
Basic and diluted	210,946,658	187,465,448

The accompanying notes are an integral part of these consolidated financial statements.

Akebia Therapeutics, Inc. | Form 10-K | Page 127

Akebia Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
(dollars in thousands)	Shares	Amount
Balance at December 31, 2022	184,135,714	$2	$1,562,247	$6	$(1,557,025)	$5,230
Issuance of common stock, net of issuance costs	6,189,974	—	6,708	—	—	6,708
Proceeds from sale of stock under employee stock purchase plan	200,194	—	85	—	—	85
Stock-based compensation expense	—	—	9,317	—	—	9,317
Restricted stock unit vesting	4,054,407	—	—	—	—	—
Exercise of options	2,250	—	1	—	—	1
Net loss	—	—	—	—	(51,925)	(51,925)
Balance at December 31, 2023	194,582,539	$2	$1,578,358	$6	$(1,608,950)	$(30,584)
Issuance of common stock, net of issuance costs	27,532,942	—	42,495	—	—	42,495
Proceeds from sale of stock under employee stock purchase plan	189,732	—	153	—	—	153
Stock-based compensation expense	—	—	7,775	—	—	7,775
Restricted stock unit vesting	2,099,540	—	—	—	—	—
Exercise of options	444,239	—	386	—	—	386
Net loss	—	—	—	—	(69,410)	(69,410)
Balance at December 31, 2024	224,848,992	$2	$1,629,167	$6	$(1,678,360)	$(49,185)

The accompanying notes are an integral part of these consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-K | Page 128

Akebia Therapeutics, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2024	2023
Operating Activities:
Net loss	$(69,410)	$(51,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,462	1,585
Amortization of intangible asset	36,042	36,042
Bad debt expense	876	—
Change in fair value of warrant liability	330	—
Non-cash interest expense	13,069	(2,228)
Non-cash royalty revenue related to sale of future royalties	(1,895)	(1,977)
Non-cash research and development expense	—	782
Amortization of right-of-use assets	4,198	4,219
Non-cash write-off on termination of lease	—	(825)
Loss on extinguishment of debt	294	—
Write-down of inventory	4,208	1,580
Change in firm purchase commitments	2,068	1,533
Stock-based compensation expense	7,775	9,317
Change in fair value of embedded debt derivative	—	(760)
Changes in operating assets and liabilities:
Accounts receivable	4,046	994
Inventories	(28,401)	(2,542)
Prepaid expenses and other current assets	8,893	11,839
Other long-term assets	622	(1,361)
Accounts payable	(1,364)	(5,244)
Accrued expense and other current liabilities	(12,777)	(10,021)
Lease liabilities	(4,491)	(4,963)
Deferred revenue	—	(3,738)
Other long-term liabilities	(6,204)	(5,691)
Net cash used in operating activities	(40,659)	(23,384)
Investing Activities:
Purchase of property and equipment	(33)	—
Net cash provided by (used in) investing activities	(33)	—
Financing Activities:
Proceeds from the issuance of debt	45,000	—
Payments of issuance costs related to BlackRock Credit Agreement	(1,272)	—
Proceeds from the issuance of common stock, net of issuance costs	42,495	6,708
Proceeds from the sale of stock under employee stock purchase plan	154	85
Proceeds from the exercise of common stock options	385	1
Repayment of term debt	(37,099)	(32,000)
Net cash (used in) provided by financing activities	49,663	(25,206)
Increase (decrease) in cash, cash equivalents and restricted cash	8,971	(48,590)
Cash, cash equivalents and restricted cash at beginning of the period	44,579	93,169
Cash, cash equivalents and restricted cash at end of the period	$53,550	$44,579

Non-cash financing activities
Issuance of warrants in connection with BlackRock Credit Agreement	$4,846	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,035	$6,059
The accompanying notes are an integral part of these consolidated financial statements.
Akebia Therapeutics, Inc. | Form 10-K | Page 129

Akebia Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.NATURE OF BUSINESS
Organization
Akebia Therapeutics, Inc., referred to as Akebia or the Company, was incorporated in the State of Delaware in 2007 and became a public company in 2014. Akebia is a fully integrated commercial-stage biopharmaceutical company focused on developing and commercializing innovative therapeutics.
The Company has two products approved by the Food and Drug Administration, or FDA, in the United States, or U.S. Vafseo® (vadadustat) is an oral hypoxia-inducible factor prolyl hydroxylase, or HIF-PH, inhibitor. Vafseo (vadadustat) Tablets were approved in the U.S. in March 2024 for the treatment of anemia due to chronic kidney disease, or CKD, in adults who have been receiving dialysis for at least three months. Vafseo entered the U.S. market in January 2025. Auryxia® (ferric citrate) is marketed for two indications: (i) the control of serum phosphorus levels in adult patients with dialysis dependent chronic kidney disease, or DD-CKD, and (ii) the treatment of iron deficiency anemia, or IDA, in adult patients with non-dialysis dependent chronic kidney disease, or NDD-CKD. Auryxia will lose exclusivity in the U.S. in March 2025.
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
Since its inception, the Company has devoted most of its resources to research and development, or R&D, including its preclinical and clinical development activities, commercializing Auryxia and Vafseo and providing general and administrative support for these operations. The Company began recording revenue from the U.S. sales of Auryxia and revenue from sublicensing rights to Auryxia in Japan from the Company’s Japanese partners, Japan Tobacco, Inc. and its subsidiary Torii Pharmaceutical Co., Ltd., collectively, JT and Torii, in 2018. In addition, the Company continues to explore additional development opportunities to expand its pipeline and portfolio of novel therapeutics.
As of December 31, 2024, the Company had cash and cash equivalents of approximately $51.9 million. Based on its current operating plan, the Company believes that its cash resources and the cash the Company expects to generate from product, royalty, supply and license revenues will be sufficient to fund its current operating plan through at least twelve months from the filing of this Annual Report on Form 10-K, or Form 10-K. However, if the Company’s operating performance deteriorates significantly from the levels expected in the Company’s operating plan, it would affect the Company’s liquidity and its ability to continue as a going concern in the future. The Company expects to finance future cash needs through product and collaboration, license and other revenue, including royalties and revenue from supply agreements. In addition, the Company may seek to sell public or private equity, enter into new debt transactions, explore potential strategic transactions, consider other cash-generating or saving measures or a combination of these approaches or other strategic alternatives. There can be no assurance that the current operating plan will be achieved in the time frame anticipated by the Company or that its cash resources will fund its operating plan for the period of time anticipated by the Company, or that additional funding will be available on terms acceptable to the Company, or at all.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 130

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, classification of the expenses, assets and liabilities and the disclosure of contingent assets and liabilities as of and during the reported period. On an ongoing basis, management evaluates its estimates. Management bases its estimates and assumptions on historical experience when available and on various factors, including expected business and operational changes, sensitivity and volatility associated with the assumption that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of the assets and liabilities that are not readily apparent from other sources. In certain circumstances, management must apply significant judgment in these processes. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management selects an amount that falls within that range of reasonable estimates. Although, the Company regularly assesses these estimates, actual results may differ materially from those estimates and changes in estimates are recorded in the period they become known.
Significant estimates and judgments reflected in these consolidated financial statements include, but are not limited to: accrued expenses, other long-term liabilities, a liability related to settlement royalties, revenues, including various rebates, returns and reserves related to product sales, inventories, classification of expenses between cost of goods sold, R&D and selling, general and administrative, long-term assets, including the Company's right-of-use assets and goodwill.
Cash, Cash Equivalents and Restricted Cash
In determining cash, cash equivalents and restricted cash, the Company considers only those highly liquid investments, readily convertible to cash within 90 days from the date of purchase to be cash equivalents. As of December 31, 2024, cash and cash equivalents primarily included cash on hand.
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
The following table reconciles cash, cash equivalents and restricted cash reported within the Company's consolidated balance sheets to the total amounts reported in the consolidated statements of cash flows:

	December 31,
Reconciliation of cash, cash equivalents and restricted cash (in thousands)	2024	2023
Cash and cash equivalents	$51,870	$42,925
Restricted cash included in other long-term assets	1,680	1,654
Total cash, cash equivalents and restricted cash	$53,550	$44,579
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
Akebia Therapeutics, Inc. | Form 10-K | Page 131

•Level 3 – unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
Accounts Receivable
The Company’s accounts receivable represent amounts due to the Company from product sales and from its collaboration, license and other agreements. Reimbursable costs that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. Accounts receivable arising from product sales primarily represent amounts due from the Company's customers, net of allowances for customer discounts and chargebacks. The Company deducts trade allowances for prompt payment, among other certain discounts or chargebacks, from its accounts receivable based on its experience that the Company’s customers will earn these discounts and fees.
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
The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding receivables and the overall quality and age of those invoices not specifically reviewed as well as historical payment patterns and existing economic factors. The Company believes that credit risks associated with its customers and collaboration partners are not significant. The Company's allowance for credit losses was $1.2 million and $1.0 million as of December 31, 2024 and 2023, respectively.
The following table summarizes the activity related to the Company's allowance for credit losses (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$1,029	$1,106
Provision for bad debts	877	(77)
Recoveries/(write-offs)	(695)	—
Ending balance	$1,212	$1,029
Gross revenues and accounts receivable from each of the Company’s customers or collaboration partners who individually accounted for 10% or more of total gross revenues and/or 10% or more of total gross accounts receivable consisted of the following:

	% of Total Gross Revenues
	Years Ended December 31,
Customer	2024	2023
Fresenius Medical Care Rx	48%	40%
Cencora, Inc., formerly known as AmerisourceBergen Drug Corporation	19%	21%
McKesson Corporation	12%	11%
Cardinal Health, Inc.	*	10%

Akebia Therapeutics, Inc. | Form 10-K | Page 132

	% of Gross Accounts Receivable
	December 31,
Customer	2024	2023
Fresenius Medical Care Rx	42%	31%
Cencora, Inc., formerly known as AmerisourceBergen Drug Corporation	13%	25%
DaVita	16%	*
Cardinal Health, Inc.	*	16%
McKesson Corporation	*	12%
*Percentage less than 10% threshold.
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
Inventories, including Pre-Launch Inventories
The Company values its inventories at the lower-of-actual cost or net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials, manufacturing services and overhead, on a first-in, first-out basis. Inventory expected to be utilized beyond one year is recorded in inventories, long-term on the consolidated balance sheets.
Prior to obtaining regulatory approval for an investigational product candidate, the Company expenses costs relating to production of pre-launch inventory as R&D expense in its consolidated statements of operations and comprehensive loss in the period incurred. After regulatory approval has been received, the Company capitalizes such inventory costs. Products used in clinical trials are expensed as R&D expense in the statement of operations and comprehensive loss.
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
The Company prepays for certain manufacturing costs, including raw materials and drug substance, to its CMOs which are included in prepaid expenses and other current assets on the consolidated balance sheets.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 133

Maintenance and repairs to an asset that do not improve or extend its life are charged to operations. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the Company's consolidated statements of operations and comprehensive loss.
Intangible Asset
The Company maintained a definite-lived intangible asset related to developed product rights for Auryxia. The intangible asset was initially recorded at fair value and was stated net of accumulated amortization. The Company amortized its intangible asset that had a finite life using the straight-line method over the estimated useful life of six years. The Company's intangible asset was fully amortized as of December 31, 2024.
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
Impairment of Long-Lived Assets and Intangible Asset Subject to Amortization
Long-lived assets primarily include property and equipment, right of use assets and an intangible asset. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. The recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by the asset group. If such asset groups are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.
The Company did not recognize any impairment losses on long-lived assets for the years ended December 31, 2024 and 2023, respectively.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 134

Liability Related to Sale of Future Royalties
The Company accounts for the liability related to sale of future royalties as a debt financing, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability related to sale of future royalties and the debt amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. The Company will periodically assess the expected royalty payments. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. In the event the Company's estimates of future royalties are less than the proceeds from the sale of future royalties, the Company will not recognize related non-cash interest expense. Non-cash royalty revenue is reflected as royalty revenue within license, collaboration and other revenue, and non-cash amortization of debt is reflected as interest expense in the consolidated statements of operations and comprehensive loss. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for more information.
Working Capital Fund Liability (Previously Referred to as Refund Liability to Customer)
The Company accounts for the Working Capital Fund liability as a debt arrangement, which is recorded at net present value. When the funds were received, the Company recorded an initial discount on the Working Capital Fund liability and a corresponding deferred gain to the Working Capital Fund liability. The discount on the Working Capital Fund liability is being amortized to interest expense on the consolidated statement of operations and comprehensive loss and the deferred gain is being amortized to other income on the consolidated statement of operations and comprehensive loss over the expected term of the arrangement. On a quarterly basis, the Company reassesses the effective rate and will adjust the rate prospectively, if needed. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for more information.
Liability Related to Settlement Royalties
The Company accounts for the liability related to settlement royalties as a liability, amortized using the effective interest method over the term of the arrangement. The liability related to settlement royalties and the amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for more information.
Warrant Liability
The Company accounts for the warrant liability under ASC 815, Derivatives and Hedging, as it could potentially require net cash settlement outside of the Company’s control. The warrant liability is measured at fair value each period with changes in fair value presented within the consolidated statements of operations and comprehensive loss. See Note 7, Indebtedness, for more information.
Excess Firm Purchase Commitment Liability
At each reporting period, the Company assesses whether there are excess firm non-cancelable purchase commitment liabilities, resulting from supply agreements with third-party CMOs. The determination of excess firm purchase commitment liabilities requires judgment, including consideration of many factors, such as estimates of future product demand, current and future market conditions, impact of the Company's loss of exclusivity, expiration and utilization of drug substance under firm purchase commitments, and contractual minimums. Any changes in the firm purchase commitment liability are recorded in cost of product and other revenue in the consolidated statements of operations and comprehensive loss.
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
(iii)determine the transaction price;
Akebia Therapeutics, Inc. | Form 10-K | Page 135

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
Product Revenue, Net
The Company recognizes product revenues on sales of Auryxia primarily attributable to a limited number of customers, including dialysis organization, wholesale distributors and certain specialty pharmacy providers, in the U.S., which accounts for the largest portion of the Company's total revenue. These customers resell the Company’s product to health care providers and patients. In addition to distribution agreements with customers, the Company enters into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s product. The Company’s payment terms are consistent with prevailing practice in the respective markets in which the Company does business. Most of the Company’s customers make payments based on contract terms, which are not affected by contingent events that could impact the transaction price. Payment terms fall within the one-year guidance for the practical expedient, which allows the Company to forgo adjustment of the contractual payment amount of consideration for the effects of a significant financing component.
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
Trade Discounts and Allowances—The Company generally provides customers with prompt pay discounts and pays fees for distribution services, such as fees for certain data that customers provide to the Company. Trade discounts and allowances are recorded as a reduction of revenue within the consolidated statements of operations and comprehensive loss in the period the related product revenue is recognized. The Company estimates that, based on its experience, its customers will earn these discounts and fees, and the Company will deduct the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized.
Product Returns—Consistent with industry practice, subject to certain caps for certain customers, the Company generally offers customers a limited right of return which allows for the product to be returned when the product expiry is within an allowable window, when the quantity delivered is different than quantity ordered, the product is damaged in transit prior to receipt by the customer or is subject to a recall. This right of return generally lapses once the product is provided to a patient or generally, if the bottle has been opened. The Company estimates the amount of its product sales that may be returned and records this estimate as a reduction of revenue in the period the related
Akebia Therapeutics, Inc. | Form 10-K | Page 136

product revenue is recognized. The Company currently estimates product return reserve using its own historical return information.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 137

Licenses of Intellectual Property
If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
Milestone Payments
At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to assess the milestone as probable of being achieved. There is considerable judgement involved in determining whether a milestone is probable of being reached at each specific reporting period. Milestone payments that are not within the control of the Company or the customer, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenues as, or when, the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration, license and other revenue in the period of adjustment.
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
Cost of Goods Sold
Cost of goods sold, or COGS, includes costs closely correlated or directly related to the costs to manufacture commercial products, including costs paid to the Company's contract manufacturing organizations, or CMOs, as well as indirect costs. Direct and indirect costs include fees for packaging, shipping, insurance and quality assurance, idle capacity charges, routine testing costs, routine ongoing efforts to improve existing commercial products, reserves for excess inventory, write-offs for inventory that fails to meet specifications or is otherwise no longer suitable for commercial sale, including scrap, changes in
Akebia Therapeutics, Inc. | Form 10-K | Page 138

firm purchase commitment liability and royalties due to the licensor of Auryxia related to U.S. and Japan product sales recognized during the period. In addition, COGS includes the amortization of development product rights for the Auryxia intangible asset. The Company also includes personnel-related costs, including salaries and bonuses, employee benefits and stock-based compensation attributable to employees in particular functions and associated directly with the manufacturing of our commercial products.
Further, the Company includes in COGS costs to manufacture drug product provided to customers for which it has a license agreement. Cost of goods sold for a newly launched product may not include the full cost of manufacturing until the initial pre-launch inventory is depleted, and additional inventory is manufactured and sold.
Until the Company received regulatory approval for Vafseo in the U.S. in March 2024, the Company recorded expenses incurred for the manufacture of pre-launch inventory that would support a U.S. launch as R&D expense. The costs associated with the pre-launch inventory for the Medice Territory were expensed to R&D through April 2023 when marketing authorization was received.
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
Non-refundable advance payments for goods and services are recorded in prepaid and other current assets in the consolidated balance sheets and expensed when the activity is performed or when the goods are received. In addition, the costs associated with pre-launch inventory, including the cost of raw materials, costs paid to contract manufacturers for inventory manufacturing, freight and custom charges for Vafseo were expensed as R&D prior to regulatory approval.
Selling, General and Administrative Expenses
Selling, general and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation related to commercial, marketing, executive, finance and accounting, information technology, corporate and business development and human resource functions. Other SG&A expenses include costs for marketing initiatives for the Company's commercial products, market research and analysis on the Company's commercial products and potential product candidates, conferences and trade shows, travel expenses, professional services fees (including legal, patent, accounting, audit, tax, and consulting fees), insurance costs, general corporate expenses and allocated facilities-related expenses, including rent and maintenance of facilities. Costs associated with advertising are expensed in the period incurred and are included in selling, general and administrative expenses. For the years ended December 31, 2024 and 2023, advertising expenses totaled $4.6 million and $1.0 million, respectively.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 139

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
Income Taxes
Income taxes are recorded in accordance with FASB Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. All deferred taxes as of December 31, 2024 and 2023 are classified as non-current within the income tax provision. See Note 15, Income Taxes, for further information.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2024 and 2023, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, common stock options, stock appreciation rights, warrants and RSUs as well as restricted stock, if the Company was to issue any, are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented. Diluted net income per share is calculated by dividing the net income by the weighted-average common shares outstanding for the period, including any dilutive effect from outstanding options, warrants, restricted stock and RSUs using the treasury stock method.
Akebia Therapeutics, Inc. | Form 10-K | Page 140

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
New Accounting Pronouncements - Recently Adopted
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the CODM and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. ASU 2023-07 is applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. See Note 17, Segment Information, for further information.
New Accounting Pronouncements - Not Yet Adopted
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
In November 2024, the FASB issued an accounting standards update, ASU 2024-03, which requires new tabular disclosures in the notes to consolidated financial statements, disaggregating certain cost and expense categories within relevant captions on the consolidated statements of operations and comprehensive loss. The prescribed cost and expense categories requiring disaggregated disclosures include purchases of inventory, employee compensation, depreciation and intangible asset amortization, along with certain other expense disclosures already required by U.S. GAAP that would need to be integrated within the new tabular disaggregated expense disclosures. Additionally, the amendments also require the disclosure of total selling expenses and an entity's definition of those expenses. ASU 2024-03 will be effective for annual reporting periods in fiscal years beginning after December 15, 2026, and interim reporting periods in fiscal years beginning after December 31, 2027. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently reviewing the impact that the adoption of ASU 2024-03 may have on its expense disclosures in the notes to the consolidated financial statements.
3.FAIR VALUE MEASUREMENTS
The tables below present certain assets and liabilities measured at fair value categorized by the level of input used in the valuation of each asset and liability (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Long-term liability:
Warrant liability	$—	$5,176	—	$5,176

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,504	—	—	$1,504
Warrant liability – The warrant liability is classified within Level 2 of the fair value hierarchy because it is valued using inputs which are observable either directly or indirectly. The fair value was calculated using the Black-Scholes option pricing model using the following key inputs: volatility, risk-free rate, dividend yield and expected term. As of December 31, 2023, the Company did not have a warrant liability.
Cash and cash equivalents —Money market funds included within cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. As of December 31, 2024, the Company did not have any money market funds included in cash equivalents.
Akebia Therapeutics, Inc. | Form 10-K | Page 141

4.INVENTORIES
Inventories consists of the following (in thousands):

	December 31,
Inventories, current:	2024	2023
Work-in-process	$12,031	$4,297
Finished goods	4,212	11,394
Inventories, current	$16,243	$15,691
Long-term inventories included in other long-term assets:
Raw materials	381	1,143
Work-in-process	34,572	8,260
Inventories, long-term	34,953	9,403
Total inventories	$51,196	$25,094
Inventory written down for Auryxia as a result of excess, obsolescence, scrap or other reasons charged to cost of product and other revenue in the consolidated statements of operations and comprehensive loss totaled approximately $4.2 million and $1.6 million during the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the Company realized $12.3 million and $4.3 million, respectively, of lower cost of product and other revenue due to the Company's ability to commercially sell inventory previously written down to zero, its then net realizable value.
Prior to the FDA’s approval of Vafseo on March 27, 2024, all costs for the manufacture of product to support clinical development and commercial launch, including pre-launch inventory, were expensed as incurred. Pre-launch inventory manufactured prior to the FDA approval of Vafseo will be used in commercial production until it is depleted. As of December 31, 2024 and 2023, the Company had cumulatively expensed $28.4 million in pre-launch inventory costs for Vafseo intended for the U.S. launch.
5.INTANGIBLE ASSET AND GOODWILL
Intangible Asset
Intangible asset, net of accumulated amortization, prior impairments and adjustments as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024			December 31, 2023
Intangible asset:	Gross Carrying Value	Accumulated Amortization	Net Book Value	Net Book Value	Estimated Useful Life
Developed product rights for Auryxia	$214,705	$(214,705)	$—	$36,042	6 years
The Company recorded $36.0 million in amortization expense during each of the years ended December 31, 2024 and 2023 related to the developed product rights for Auryxia. As of December 31, 2024, the intangible asset is fully amortized.
Goodwill
As of December 31, 2024 and 2023, the Company had goodwill of $59.0 million recorded in connection with the December 2018 merger with Keryx Biopharmaceuticals, Inc., or Keryx. The Company has not identified any goodwill impairment to date.
6.ADDITIONAL BALANCE SHEET DETAIL
Prepaid expenses and other current assets are as follows (in thousands):

	December 31,
Description	2024	2023
Prepaid manufacturing	4,029	14,489
Other	7,321	5,754
Total prepaid expenses and other current assets	11,350	20,243
Prepaid manufacturing expenses include advance payments to contract manufacturing organizations, or CMOs, for active pharmaceutical ingredient or drug substance. Such amounts are reclassified to work-in-process inventory upon the quality release of the batches and transfer of title to the Company from the CMO. Prior to receiving regulatory approval for Vafseo,
Akebia Therapeutics, Inc. | Form 10-K | Page 142

such amounts were expensed to R&D upon the quality release of the batches and transfer of title to the Company from the CMO. See Note 4, Inventories, for further information on inventories, including pre-launch inventory.
Other long-term assets are as follows (in thousands):

	December 31,
Description	2024	2023
Long-term inventories	$34,953	$9,403
Restricted cash	1,680	1,654
Other	744	1,366
Total other long-term assets	$37,377	$12,423
See Note 4, Inventories, for further information on long-term inventories.
Accrued expenses and other current liabilities are as follows (in thousands):

	December 31,
Description	2024	2023
Product revenue allowances	$15,727	$22,940
Product return reserves, current portion	5,295	5,420
Compensation and related benefits	9,194	8,216
Operating lease liabilities, current portion	5,400	4,491
Royalties due to Panion & BF Biotech, Inc.	3,543	3,989
Liability related to sale of future royalties, current portion	2,039	2,048
Professional fees	1,452	1,909
Accrued manufacturing costs	1,468	5,555
BioVectra, Inc. termination fees, current portion	7,204	7,500
Settlement royalties liability, current portion	5,924	—
Clinical trial costs	1,885	328
Restructuring costs, current portion	489	737
Other	3,840	4,602
Total accrued expenses and other current liabilities	$63,460	$67,735
7.INDEBTEDNESS
Entry into BlackRock Loan Facility
On January 29, 2024, or the Closing Date, the Company entered into the Agreement for the Provision of a Loan Facility, or the BlackRock Credit Agreement, with Kreos Capital VII (UK) Limited, or Kreos, which are funds and accounts managed by BlackRock Inc., collectively, BlackRock, and provides for a senior secured term loan facility in the aggregate principal amount of up to $55.0 million, or the Term Loan Facility. The Term Loan Facility was available in three tranches: (i) Tranche A — $37.0 million was funded on the Closing Date and used to repay the Pharmakon Term Loans; (ii) Tranche B — $8.0 million was funded on April 19, 2024, or the Tranche B Closing Date, and (ii) Tranche C — $10.0 million was funded on February 3, 2025, or the Tranche C Closing Date, collectively the Term Loans.
On February 3, 2025, the Company and Kreos entered into a Second Amendment to the Agreement for the Provision of a Loan Facility, or the Second Amendment, which, among other things, extended the expiry date of Tranche C from December 31, 2024 to the Tranche C Closing Date, or the Extended Tranche C. Tranche C was available subject to receipt of a certain amount of cumulative gross cash proceeds after the Closing Date in the form of equity or equity linked securities in one or more series of transactions. The terms of the Extended Tranche C are substantially similar to the terms of the original Tranche C, however, interest will accrue on the Extended Tranche C as if it was advanced on December 31, 2024. See Note 18, Subsequent Events, for further details on the Second Amendment.
On the Closing Date, the Company received $34.5 million on Tranche A, after deducting debt issuance costs, fees and expenses. On the Tranche B Closing Date, the Company received $7.5 million, after deducting debt issuance costs, fees and expenses. On the Tranche C Closing Date, the Company received $9.3 million, after deducting debt issuance costs, interest, fees and expenses.
Akebia Therapeutics, Inc. | Form 10-K | Page 143

The BlackRock Term Loan Facility had an initial maturity date of March 31, 2025, which was automatically extended to January 29, 2028, or the BlackRock Maturity Date, after the Company received FDA approval for Vafseo. The Company is required to make interest-only payments until December 31, 2026, or the BlackRock Interest Only Period, after which the Company will begin paying equal monthly principal on the first calendar day of each month. In the event of certain prespecified events, the repayment schedule will be accelerated.
The Term Loan Facility will accrue interest at a floating annual rate equal to the sum of (i) term Secured Overnight Financing Rate, or SOFR, for a tenor of one month (subject to a floor of 4.25% per annum) plus (ii) a margin of 6.75% per annum (subject to an overall cap of 15.00% per annum on the all-in interest rate). As of December 31, 2024, the Company's interest rate was 11.09%. During the year ended December 31, 2024, the Company recognized interest expense of $7.1 million.
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
As of December 31, 2024, future principal payments under the BlackRock Credit Agreement are as follows (in thousands):

Years ended December 31,	Amounts
2025	—
2026	—
2027	41,363
2028	1,589
Total before unamortized discount and issuance costs	42,952
Less: unamortized discount and issuance costs	(4,259)
Total term loans	$38,693
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
On July 10, 2024, in connection with the Vifor Termination and Settlement Agreement, or the Vifor Termination Agreement, the Company and Kreos entered into a First Amendment to the BlackRock Credit Agreement, or the BlackRock Credit Amendment, which amended certain provisions of the BlackRock Credit Agreement. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for further information on the Vifor Termination Agreement.
Warrant
On the Closing Date, Kreos Capital VII Aggregator SCSp, an affiliate of Kreos, or the Warrant Holder, received a warrant to purchase 3,076,923 shares of the Company’s common stock, at an exercise price per share of $1.30, or the Initial Warrant. On the Tranche C Closing Date, the Company issued the Warrant Holder additional warrants to purchase 1,153,846 shares of the Company’s common stock at an exercise price per share of $1.30, or the Tranche C Warrant. Each warrant is exercisable for eight years from the date of issuance. See Note 18, Subsequent Events, for further details on the Tranche C Warrant.
The Initial Warrant is liability classified under ASC 815, Derivatives and Hedging, as it could potentially require net cash settlement outside of the Company’s control. The Initial Warrant is measured at fair value each period with changes in fair value presented within the consolidated statements of operations and comprehensive loss. The fair value of the warrant liability was $5.2 million as of December 31, 2024. See Note 3, Fair Value of Financial Instruments, for information on the fair value determination.
Akebia Therapeutics, Inc. | Form 10-K | Page 144

Other Agreements Accounted for as Debt
The Company has a liability related to settlement royalties and a Working Capital Fund liability with Vifor (International) Ltd. (now a part of CSL Limited), or CSL Vifor, and a liability related to the sale of future royalties, which are accounted for as debt arrangements. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for further information.
Pharmakon Term Loan (Extinguished January 29, 2024)
On November 11, 2019, the Company, with Keryx as guarantor, entered into a loan agreement, or the Pharmakon Loan Agreement, with BioPharma Credit PLC as collateral agent and a lender, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP as a lender, and a Guaranty and Security Agreement with the Collateral Agent. BioPharma Credit PLC subsequently transferred its interest in the loans, solely in its capacity as a lender, to its affiliate, BPCR Limited Partnership. The Collateral Agent and the lenders are collectively referred to as Pharmakon. The Pharmakon Loan Agreement, as amended, consisted of a secured term loan facility in an aggregate amount of up to $100.0 million, or Pharmakon Term Loans, which was made available under two tranches: (i) Tranche A — $80.0 million and (ii) Tranche B — $20.0 million. On November 25, 2019, the Company drew $77.3 million on Tranche A, net of fees and expenses of $2.7 million. On December 10, 2020, the Company drew $20.0 million on Tranche B, net of immaterial lender expenses and issuance costs.
On the Closing Date, using the proceeds from the BlackRock Credit Agreement, the Company paid the then outstanding principal balance on the Pharmakon Term Loans of $35.0 million, plus the outstanding interest and a prepayment fee of $0.2 million. During the year ended December 31, 2024, the Company recorded a debt extinguishment loss of $0.5 million.
The Pharmakon Term Loans, as amended, bore interest through maturity at a variable rate based on the three month SOFR plus a SOFR adjustment of 0.30% plus 7.50%. The SOFR interest rate was capped at 3.35% through October 31, 2023, the date of the Fourth Amendment to the Pharmakon Loan Agreement, or Fourth Amendment. The Company recognized immaterial interest expense and $6.0 million of interest expense related to the Pharmakon Loan Agreement during the years ended December 31, 2024 and 2023, respectively.
8.LIABILITY RELATED TO SETTLEMENT ROYALTIES, WORKING CAPITAL FUND LIABILITY AND LIABILITY RELATED TO SALE OF FUTURE ROYALTIES
Vifor License Agreement
Summary of Agreement
On February 18, 2022, the Company entered into a Second Amended and Restated License Agreement, or the Vifor License Agreement, with CSL Vifor, which amended and restated the License Agreement dated as of May 12, 2017, or the Original License Agreement. The Vifor License Agreement granted CSL Vifor an exclusive license to sell Vafseo to Fresenius Medical Care North America and its affiliates, including Fresenius Kidney Care Group LLC, to certain third-party dialysis organizations approved by the Company, to independent dialysis organizations that were members of certain group purchasing organizations and certain non-retail specialty pharmacies, collectively, the Supply Group, in the U.S.
The Vifor License Agreement was structured as a profit share arrangement between the Company and CSL Vifor in which the Company would receive approximately 66% of the profit, net of certain pre-specified costs. In addition, CSL Vifor made an upfront payment to the Company of $25.0 million in February 2022 in connection with the amendment and restatement of the Vifor License Agreement, which was previously recorded as long-term deferred revenue in the consolidated balance sheets.
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
The $18.3 million, which represented the premiums over the closing stock price, or $4.7 million for the 2017 Shares and $13.6 million for the 2022 Shares, was previously recorded as long-term deferred revenue in the consolidated balance sheets as it represented consideration related to the Vifor License Agreement.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 145

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
At inception, the Company evaluated the elements of the Vifor License Agreement in accordance with the provisions of ASC 606, Revenue from Contracts with Customers, and concluded that CSL Vifor, was a customer. Furthermore, the Company identified one performance obligation under the Vifor License Agreement, which was the non-sublicensable, non-transferrable license under certain of the Company’s intellectual property to (i) sell Vafseo solely to the Supply Group, (ii) sell Vafseo to Designated Wholesalers solely for resale to members of the Supply Group, (iii) conduct medical affairs with respect to Vafseo in the U.S. in the field during the term of the Vifor License Agreement and (iv) use the Akebia Trademark solely in connection with the sale of Vafseo. The transaction price of $43.3 million comprised of the $25.0 million upfront payment and the premiums paid by CSL Vifor for the 2017 Shares and 2022 Shares of $4.7 million and $13.6 million, respectively, was constrained at inception and recorded as long-term deferred revenue due to certain conditions in which the Company would be required to repay the consideration received from CSL Vifor.
As a result of the Vifor Termination Agreement, the Company reassessed whether the Vifor License Agreement still met the criteria to be considered a contract within the scope of ASC 606 and concluded that the arrangement should not be considered a revenue contract with a customer under ASC 606 as CSL Vifor no longer met the definition of a customer. Furthermore, the Company determined that the consideration received from CSL Vifor of $43.3 million should be classified as debt. Accordingly, the Company recorded the $43.3 million as a liability and is amortizing such amount using the effective interest method over the Settlement Royalty Term. The liability related to settlement royalties and the amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize the related non-cash interest expense on a prospective basis. On a quarterly basis, the Company reassesses the expected royalty payments.
The annual effective interest rate as of December 31, 2024 was 41.0% which is reflected as interest expense in the consolidated statements of operations and comprehensive loss. The Company recognized interest expense of $9.3 million for the year ended December 31, 2024. As of December 31, 2024 and 2023, the balances related to the settlement royalties liability were as follows (in thousands):

	December 31,
Description	2024	2023
Current portion (included in accrued expenses and other current liabilities)	$5,924	$—
Long-term portion	46,697	—
Total settlement royalties liability	$52,621	$—

Working Capital Fund Liability (Previously Referred to as Refund Liability to Customer)
Akebia Therapeutics, Inc. | Form 10-K | Page 146

Pursuant to the Vifor License Agreement, CSL Vifor contributed $40.0 million to a working capital fund, or Working Capital Fund, established to partially fund the Company’s costs of purchasing Vafseo from its contract manufacturers.
The Working Capital Fund is considered a debt arrangement with zero coupon interest and the Company imputes interest on the Working Capital Fund liability at a rate of 15.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield and the expected repayment period. On March 18, 2022, when the $40.0 million was received from CSL Vifor, the Company recorded an initial discount on the Working Capital Fund liability and a corresponding deferred gain to the Working Capital Fund liability in the consolidated balance sheet.
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
The discount on the Working Capital Fund liability is being amortized to interest expense using the effective interest method over the WCF Royalty Term. The deferred gain is being amortized to interest income on a straight-line basis over the WCF Royalty Term. The amortization of the discount was $3.8 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively. The amortization of the deferred gain was $3.6 million and $4.0 million for the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, the balances related to the Working Capital Fund liability were as follows (in thousands):

	December 31,
Description	2024	2023
Current portion	$2,274	$—
Long-term portion	38,013	40,093
Total Working Capital Fund liability	$40,287	$40,093
Liability Related to Sale of Future Royalties
In February 2021, the Company entered into a royalty interest acquisition agreement, or the Royalty Agreement, with HealthCare Royalty Partners IV, L.P., or HCR, pursuant to which the Company sold to HCR its right to receive royalties and sales milestones for Vafseo in Japan and certain other Asian countries, such countries collectively, the MTPC Territory, and such payments collectively the Royalty Interest Payments, in each case, payable to the Company under the Company's Collaboration Agreement, or the MTPC Agreement, with Mitsubishi Tanabe Pharma Corporation, or MTPC. The Royalty Interest Payments are subject to an annual maximum “cap” of $13.0 million, after which the Company will receive 85% of the Royalty Interest Payments for the remainder of that year. The Royalty Interest Payments are also subject to an aggregate maximum “cap” of $150.0 million, after which the Royalty Interest Payments will revert back to the Company.
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
At the transaction date, the Company recognized the proceeds received from HCR of $44.8 million (net of certain transaction expenses) as a liability and is amortizing it using the effective interest method over the life of the arrangement. The liability related to sale of future royalties and the debt amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. To the extent the Company’s estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will adjust the effective interest rate and recognize related non-cash interest expense on a
Akebia Therapeutics, Inc. | Form 10-K | Page 147

prospective basis. In the event the Company's estimates of future royalties are less than the proceeds from the sale of future royalties, the Company will not recognize related non-cash interest expense. On a quarterly basis, the Company assesses the expected royalty payments. The annual effective interest rate as of December 31, 2024 was 0% and, therefore the Company did not recognize any non-cash interest expense in the consolidated statements of operations and comprehensive loss. As a result of the Company's ongoing involvement in the cash flows related to the royalties and sales milestones in the MTPC Territory, the Company will continue to account for the royalties received as non-cash royalty revenue which is reflected within license, collaboration and other revenue in the consolidated statements of operations and comprehensive loss.
During each of the years ended December 31, 2024 and 2023, the Company paid $2.0 million of royalties to HCR. As of December 31, 2024 and 2023, the balances related to the liability related to the sale of future royalties were as follows (in thousands):

	December 31,
Description	2024	2023
Current portion (included in accrued expenses and other current liabilities)	$2,039	$2,048
Long-term portion	52,066	54,013
Total liability related to sale of future royalties	$54,105	$56,061
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
9.     LEASES
Cambridge Leases
Under the Cambridge Lease, the Company leases approximately 65,167 square feet of office, storage and laboratory space in Cambridge, Massachusetts. The term of the Cambridge Lease with respect to the 59,216 square feet of office and storage space expires on September 11, 2026, with one five-year extension option available. The term of the Cambridge Lease with respect to the 5,951 square feet of the laboratory space expires on September 11, 2026, with one two-year extension option available. In addition to rent, the Company is required to pay additional amounts for taxes, insurance, maintenance, and other operating expenses.
The Cambridge Lease is non-cancelable and is classified as an operating lease. The renewal options with respect to the office, storage and the lab space of the Cambridge Lease were not included in the calculation of the right-of-use asset and operating lease liability as the renewals are not reasonably certain. The Cambridge Lease does not contain residual value guarantees. The components of lease right-of-use assets and lease liabilities are included in the consolidated balance sheets. Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate when measuring operating lease liabilities. In arriving at the operating lease liabilities, the Company applied incremental borrowing rates ranging from 6.65% to 6.94%, which were based on the remaining lease term at either the date of adoption of ASC 842, Leases, or the effective date of any subsequent lease term extensions. As of December 31, 2024, the remaining lease term for the Cambridge Leases was 1.70 years.
Operating lease costs were $5.0 million and $5.7 million for the years ended December 31, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities were $5.7 million and $5.9 million for the years ended December 31, 2024 and 2023, respectively. The security deposit in connection with the Cambridge Lease is $1.7 million in the form of a letter of credit, which is included as restricted cash in other long-term assets in the Company's consolidated balance sheet as of December 31, 2024 and 2023.
Sublease and Former Boston Lease
Previously, the Company leased 27,924 square feet of office space in Boston, Massachusetts, or the Boston Lease, under a non-cancelable operating lease that was set to expire in July 2031. The Company subleased the entire Boston Lease, effective October 2019 through February 2023. The Company recorded no rental income and $0.3 million in rental income as other income in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2024 and 2023, respectively.
In May 2023, pursuant to a Lease Assignment Agreement, or the Lease Assignment Agreement, the Company assigned all of its rights, title, and interest in, to, and under the Boston Lease to LG Chem Life Sciences Innovation Center, Inc., or LG Chem, and made a payment to LG Chem of $1.3 million. As of May 2023, LG Chem assumed all of the rights and obligations of the
Akebia Therapeutics, Inc. | Form 10-K | Page 148

Company under the Boston Lease and the Company has no further obligations for rent or other payments under the Boston Lease. In accordance with ASC 842, Leases, the Company wrote off the right-of-use asset and lease liability associated with the Boston Lease, and recognized the difference between the right-of-use asset and the lease liability offset by the $1.3 million payment as a loss on lease termination in the consolidated statements of operations and comprehensive loss of $0.5 million during the year ended December 31, 2023.
Future Lease Commitments
Future commitments under non-cancelable Cambridge Leases are as follows (in thousands):

Operating Leases
2025	$5,819
2026	3,613
Total lease commitments	$9,432
Less: present value adjustment	(485)
Current and long-term operating lease liabilities	$8,947
10.COMMITMENTS AND CONTINGENCIES
Manufacturing and Unconditional Purchase Commitment Agreements
Siegfried Manufacturing
The Company's contractual obligations include a commercial supply agreement with Siegfried Evionnaz, or Siegfried, to supply commercial drug substance for Auryxia. The Company and Siegfried entered into a Master Manufacturing Services and Supply Agreement, most recently amended in February 2023, or the Siegfried Agreement, under which the Company has agreed to purchase a minimum quantity of drug substance of Auryxia, annually at a predetermined price. As of December 31, 2024, the Company had a minimum total commitment of approximately $15.0 million through the end of 2026.
The term of the Siegfried Agreement expires on December 31, 2026. The Siegfried Agreement provides the Company and Siegfried with certain early termination rights.
The Company regularly reviews its estimate of the excess firm purchase commitment liability which relates to the amount of minimum purchase commitments under the Siegfried Agreement that exceed the current forecast, including review of assumptions of expected future demand and expiry of inventory. The excess firm purchase commitment liability was $3.6 million and $1.5 million as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company recorded $2.1 million and $1.5 million, respectively, to costs of product and other revenue related to the change in the excess firm purchase commitment liability.
Patheon Manufacturing
In March 2020, the Company entered into a Supply Agreement with Patheon Inc., or Patheon, or the Patheon Agreement, under which Patheon will manufacture Vafseo drug product for commercial use under a volume-based pricing structure through June 30, 2025, renewing annually unless either party gives the other party eighteen months' prior written notice. Under the Patheon Agreement, the Company agreed to purchase from Patheon a certain percentage of the estimated global demand for Vafseo drug product based on certain quarterly and annual forecasts provided by the Company. As of December 31, 2024, the Company has committed to purchase $1.1 million of Vafseo drug product from Patheon through the end of 2026, however, as estimated global demand fluctuates, the Company may have additional future obligations under the Patheon Agreement.
WuXi STA Manufacturing
In April 2020, the Company entered into a Supply Agreement with STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec, or WuXi STA, or, as amended, the WuXi STA DS Agreement. Under the WuXi STA DS Agreement, WuXi STA will manufacture Vafseo drug substance for commercial use under a volume-based pricing structure through April 2, 2029. Pursuant to the WuXi STA DS Agreement, the Company has agreed to purchase a certain percentage of the global demand for Vafseo drug substance from WuXi STA. As of December 31, 2024, the Company has committed to purchase $4.6 million of Vafseo drug substance from WuXi STA through the first half of 2025, however, as estimated global demand fluctuates, the Company may have additional future obligations under the WuXi STA DS Agreement.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 149

Pursuant to the WuXi STA DP Agreement, the Company has agreed to purchase a certain percentage of global demand for Vafseo drug product from WuXi STA. The WuXi STA DP Agreement may be renewed or extended by mutual agreement of the Company and WuXi STA with at least eighteen months’ prior written notice. The WuXi STA DP Agreement allows the Company to terminate the relationship on 180 calendar days’ prior written notice to WuXi STA for any reason. In addition, each party has the ability to terminate the WuXi STA DP Agreement upon the occurrence of certain conditions. As of December 31, 2024, the Company has committed to purchase $0.9 million of Vafseo drug product from WuXi STA through the first half of 2025, however, as estimated global demand fluctuates, the Company may have additional future obligations under the WuXi STA DP Agreement.
Esteve - Assigned Supply Agreement
On April 9, 2019, the Company and Esteve Química, S.A., or Esteve, entered into a Supply Agreement, or the Esteve Agreement, which included the terms and conditions under which Esteve would manufacture Vafseo drug substance for commercial use under a volume-based pricing structure. On December 16, 2022, the Company, MTPC, and Esteve executed the Esteve Assignment Agreement, pursuant to which the Esteve Agreement was assigned to MTPC. The Esteve Assignment Agreement transferred the rights and obligations of the Esteve Agreement to MTPC, specifically including the obligations under certain purchase orders issued by the Company and accepted by Esteve.
Although the Esteve Agreement was assigned to MTPC in December 2022, the Company and Esteve have agreed to negotiate the terms of a new commercial supply relationship. As of December 31, 2024, the Company has committed to purchase $7.6 million of Vafseo drug substance from Esteve through the end of 2025.
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
On December 22, 2022, the Company and BioVectra entered into a termination agreement, under which the parties agreed, among other things, to terminate, effective immediately, any and all existing agreements entered into between the parties in connection with the manufacture and supply, by BioVectra to the Company, of Auryxia drug substance. In the termination agreement, the Company and BioVectra released one another from all existing and future claims and liabilities and the return of certain materials and documents. In addition, the Company agreed to pay BioVectra a total of $32.5 million consisting of (i) an upfront payment of $17.5 million and (ii) six quarterly payments of $2.5 million commencing in April 2024, totaling $15.0 million. The upfront payment of $17.5 million was made during the quarter ended December 31, 2022 and was recorded in cost of product and other revenue. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recognized a liability and corresponding expense for the remaining termination fees based on estimated fair value as of December 22, 2022. The Company imputed interest on the liability for the remaining termination fees at a rate of 17.0% per annum, which was determined based on certain factors, including the Company's credit rating, comparable securities yield and expected repayment period of the remaining termination fees. The Company recorded an initial discount on the remaining termination fees in the consolidated balance sheet on the date of the termination. This resulted in the recording of a liability and corresponding charge to cost of goods sold of $11.2 million during the quarter ended December 31, 2022. The discount on the liability balance is being amortized to interest expense using the effective interest rate method over the term of the liability. The amortization of the discount was $1.6 million and $1.9 million for the years ended December 31, 2024 and 2023, respectively.
License Agreements
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
Akebia Therapeutics, Inc. | Form 10-K | Page 150

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
During the years ended December 31, 2024 and 2023, the Company incurred approximately $9.1 million and $10.0 million, respectively, in royalty payments due to Panion relating to the Company’s sales of Auryxia in the U.S. and JT and Torii’s net sales of Riona in Japan.
Cyclerion Agreement
In June 2021, the Company entered into a license agreement, or Cyclerion Agreement, with Cyclerion Therapeutics Inc., or Cyclerion, under which the Company obtained an exclusive global license under certain intellectual property rights to research, develop and commercialize praliciguat, an investigational oral soluble guanylate cyclase stimulator.
Under the terms of the Cyclerion Agreement, the Company made an upfront payment of $3.0 million to Cyclerion, which was paid during the second quarter of 2021. Substantially all of the fair value of the assets acquired in conjunction with the Cyclerion Agreement was concentrated in the acquired license. As a result, the Company accounted for this transaction as an asset acquisition under ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The $3.0 million upfront payment was charged to research and development expense at acquisition in June of 2021, as it relates to a development stage compound with no alternative future use.
In December 2024, the Company and Cyclerion entered into Amendment #1 to the License Agreement, or the Cyclerion Amendment, pursuant to which the Company agreed to pay Cyclerion (i) $1.25 million, which was paid in December 2024, and (ii) $0.5 million on or before September 30, 2025. In addition, the parties agreed to the reduction of certain development milestones and the increase of certain royalty rates on net sales and sublicense income. During the year ended December 31, 2024, the Company recorded the $1.25 million payment and $0.5 million future payment to research and development expense in accordance with ASC 730, Research and Development, as praliciguat remains a development stage compound with no alternative future use. Furthermore, the only contingency as it relates to the $0.5 million payment due on or before September 30, 2025 is the passage of time.
Under the Cyclerion Agreement, as amended, Cyclerion is eligible to receive up to an aggregate of $198.5 million from the Company in specified development and regulatory milestone payments on a product-by-product basis. Cyclerion will also be eligible to receive specified commercial milestones as well as tiered royalties ranging from a mid-single-digit percentage to twenty percent of net sales, on a product-by-product basis, and subject to reduction upon expiration of patent rights or the launch of a generic product in the territory.
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
Other Third Party Contracts
The Company contracts with various organizations to conduct R&D activities with remaining contract costs to the Company of approximately $48.0 million at December 31, 2024. The scope of the services under these R&D contracts can be modified and the contracts cancelled by the Company upon written notice. In some instances, the contracts may be cancelled by the third party upon written notice.
Akebia Therapeutics, Inc. | Form 10-K | Page 151

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
Guarantees and Indemnifications
As permitted under Delaware law, the Company may indemnify its officers, directors and employees for certain events or occurrences that happen by reason of their relationship with, or position held at, the Company. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. The Company maintains director and officer liability insurance coverage that is intended to cover a portion of amounts that may be due with respect to indemnification after a deductible is met. Further, the Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. For the years ended December 31, 2024 and 2023, the Company did not experience any losses related to these indemnification obligations, and no claims were outstanding as of December 31, 2024. The Company does not have any claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related accruals were recorded.
11.PRODUCT REVENUE AND RESERVES FOR VARIABLE CONSIDERATION
Until the Vafseo U.S. launch in January 2025, the Company’s only source of product revenue has been from the U.S. sales of Auryxia. Total net product revenue was $152.2 million and $170.3 million for the years ended December 31, 2024 and 2023, respectively. Product revenue allowance and reserve categories were as follows:

(in thousands)	Chargebacks and Discounts	Rebates, Fees and other Deductions	Returns	Total
Balance at December 31, 2022	$1,259	$26,252	$10,923	$38,434
Current provisions related to sales in current year	11,138	79,648	6,181	96,967
Adjustments related to prior year sales	(304)	(1,506)	1,648	(162)
Credits/payments made	(10,486)	(81,403)	(11,836)	(103,725)
Balance at December 31, 2023	$1,607	$22,991	$6,916	$31,514
Current provisions related to sales in current year	9,225	44,914	4,862	59,001
Adjustments related to prior year sales	(94)	(2,056)	(540)	(2,690)
Credits/payments made	(9,302)	(50,123)	(4,796)	(64,221)
Balance at December 31, 2024	$1,436	$15,726	$6,442	$23,604
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
Accounts receivable, net related to product sales was approximately $32.4 million and $35.9 million as of December 31, 2024 and 2023, respectively.
12. LICENSE, COLLABORATION AND OTHER REVENUE
The Company recognized the following revenues from its license, collaboration and other revenue agreements (in thousands):
Akebia Therapeutics, Inc. | Form 10-K | Page 152

		Years Ended December 31,
Entity	Description	2024	2023
Medice	License and Product Supply of Vafseo in EU	$22	$10,968
MTPC	License and Product Supply of Vafseo in Japan	2,612	5,735
JT and Torii	License and royalties related to the sale of Riona in Japan	5,366	5,394
Otsuka	Terminated U.S. and International Agreements	—	2,225
Total License, Collaboration and Other Revenue		$8,000	$24,322
The following table presents changes in the Company’s contract assets and liabilities related to license, collaboration and other revenue agreements (in thousands):

	Twelve Months Ended December 31, 2024
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$3,333	$8,562	$(9,885)	$2,010
Contract liability:
Deferred revenue (long-term)(2)	$43,296	$—	$(43,296)	$—

	Twelve Months Ended December 31, 2023
	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Contract assets:
Accounts receivable(1)	$1,901	$10,088	$(8,656)	$3,333
Prepaid expenses and other current assets	$781	$—	$(781)	$—
Contract liabilities:
Deferred revenue (current and long-term)	$47,034	$—	$(3,738)	$43,296
(1)Excludes accounts receivable from product sales of Auryxia which are included in the accompanying consolidated balance sheets as of December 31, 2024 and 2023.
(2)See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for further information.
During the years ended December 31, 2024 and 2023, the Company recognized the following revenues as a result of changes in the contract asset and contract liability balances in the respective periods (in thousands):

	Years Ended December 31,
Revenue Recognized in the Period from:	2024	2023
Deferred revenue - beginning of the period	$—	$3,738
Performance obligations satisfied in previous periods	$—	$—
Medice License Agreement
On May 24, 2023, or Medice Effective Date, the Company and MEDICE Arzneimittel Pütter GmbH & Co. KG, or Medice, entered into a License Agreement, or the Medice License Agreement, pursuant to which the Company granted to Medice an exclusive license to develop and commercialize Vafseo for the treatment of anemia in adult patients with chronic kidney disease in the European Economic Area, the UK, Switzerland and Australia, or the Medice Territory.
Under the Medice License Agreement, the Company received an up-front payment of $10.0 million and is eligible to receive the following payments:
(i)     commercial milestone payments up to an aggregate of $100.0 million, and
(ii)     tiered royalties ranging from 10% to 30% of Medice's annual net sales of Vafseo in the Medice Territory, subject to reduction in certain circumstances.
Akebia Therapeutics, Inc. | Form 10-K | Page 153

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
Under the Medice License Agreement, the Company retains the right to develop Vafseo for non-dialysis patients with anemia due to CKD in the Medice Territory. If the Company develops Vafseo for non-dialysis patients and Vafseo receives marketing approval in the Medice Territory, Medice will commercialize Vafseo for both indications in the Medice Territory. In this instance, the Company would receive 70% of the net product margin of any sales of Vafseo in the non-dialysis patient population, unless Medice requests to share the cost of the development necessary to gain approval to market Vafseo for non-dialysis patients in the Medice Territory and the parties agree on alternative financial terms. If the Company develops Vafseo for non-dialysis patients, the Company has determined that the activities under the Medice License Agreement represent joint operating activities in which both parties are active participants and of which both parties are exposed to significant risks and rewards that are dependent on the success of the activities. Accordingly, if the Company develops Vafseo for non-dialysis patients the Company will account for the joint activities in accordance with ASC No. 808, Collaborative Arrangements, or ASC 808. Additionally, the Company has determined that in the context of the development of Vafseo for non-dialysis patients, Medice does not represent a customer as contemplated by ASC 606-10-15, Revenue from Contracts with Customers – Scope and Scope Exceptions. As a result, the activities conducted pursuant to development activities for Vafseo for non-dialysis patients will be accounted for as a component of the related expense in the period incurred.
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
The Company evaluated the elements of the Medice License Agreement in accordance with the provisions of ASC 606 and concluded Medice is a customer. The Company identified one performance obligation in connection with its obligations under the Medice License Agreement, which is the license, or License Performance Obligation. The transaction price at inception was comprised of the up-front payment of $10.0 million, of which the Company received $8.6 million during the quarter ended June 30, 2023. The remaining $1.4 million was withheld by the German Federal Tax Office and is included in prepaid expenses and other current assets as of December 31, 2024 and other long-term assets as of December 31, 2023 in the consolidated balance sheet.
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
In accordance with ASC 606, the Company will recognize sales-based royalties and milestone payments at the later of when the performance obligation is satisfied or the related sales occur. During the years ended December 31, 2024 and 2023, the Company recognized immaterial revenue from Medice royalties and no revenue from Medice royalties, respectively. As of December 31, 2024, there were immaterial contract assets, and no accounts receivable, payables or deferred revenue in connection with the Medice License Agreement.
Medice Letter Agreement
On December 6, 2023, the Company and Medice entered into a letter agreement, or the Medice Letter Agreement, pursuant to which the Company agreed to sell to Medice a partial batch of Vafseo in order to achieve packaging validation for the Medice Territory. The Company previously recognized revenue under this arrangement when risk of loss passed to Medice and delivery occurred. During the year ended December 31, 2023, the Company recognized $1.0 million in collaboration, license and other revenue under the Medice Letter Agreement. As of December 31, 2024, there were no accounts receivable, contract assets, payables or deferred revenue recorded in connection with the Medice Letter Agreement.
Supply of Drug Product to Medice
On September 13, 2024, the Company and Medice entered into a supply agreement, or the Medice Supply Agreement, under which the Company will supply Vafseo drug product to Medice for commercial and developmental use in the Medice Territory. The Company recognizes revenue under this arrangement when risk of loss passes to Medice, delivery has occurred, and Medice has accepted the product. The Company did not recognize any revenue under the Medice Supply Agreement during the years ended December 31, 2024 or 2023.
Akebia Therapeutics, Inc. | Form 10-K | Page 154

MTPC Collaboration Agreement
On December 11, 2015, the Company and MTPC entered into the MTPC Agreement, providing MTPC with exclusive development and commercialization rights to Vafseo in the MTPC Territory, which was amended effective as of December 2, 2022. In addition, the Company supplies Vafseo to MTPC for both clinical and commercial use in the MTPC Territory. In February 2021, the Company entered into the Royalty Agreement with HCR, whereby the Company sold its right to receive royalties and sales milestones under the MTPC Agreement, subject to certain caps and other terms and conditions. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for more information.
Unless earlier terminated, the MTPC Agreement will continue in effect on a country-by-country basis until the later of the following: expiration of the last-to-expire patent covering Vafseo in such country in the MTPC Territory; expiration of marketing or regulatory exclusivity in such country in the MTPC Territory; or ten years after the first commercial sale of Vafseo in such country in the MTPC Territory. MTPC may terminate the MTPC Agreement upon twelve months’ notice at any time after the second anniversary of the effective date of the MTPC Agreement. Either party may terminate the MTPC Agreement upon the material breach of the other party that is not cured within a specified time period or upon the insolvency of the other party.
Under the MTPC Agreement, MTPC is required to make certain milestone payments to the Company aggregating up to approximately $225.0 million upon the achievement of specified development, regulatory and commercial events. The Company has received $10.0 million in development milestone payments. Of the $40.0 million in regulatory milestone payments the Company is eligible for, the Company received $10.0 million in relation to the Japanese NDA filing in the third quarter of 2019 and $15.0 million following regulatory approval of Vafseo in Japan in the third quarter of 2020. The Company is also entitled to receive up to $175.0 million in commercial milestone payments associated with aggregate sales of all products. In consideration for the exclusive license and other rights contained in the MTPC Agreement, MTPC made a $20.0 million upfront payment as well as a $20.5 million payment for Phase 2 studies in Japanese patients completed by the Company and reimbursed by MTPC. Additionally, the Company is entitled to receive tiered royalty payments ranging from 13% to 20% of annual net sales of Vafseo in the MTPC Territory, subject to reduction in certain circumstances.
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
The transaction price was comprised of: (i) the up-front payment of $20.0 million, (ii) the cost for the Phase 2 studies of $20.5 million, (iii) the cost of all clinical supply provided to MTPC for the Phase 3 studies, (iv) $10.0 million in development milestones received, (v) $25.0 million in regulatory milestones received and (vi) $6.9 million in royalties from net sales of Vafseo. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of December 31, 2024, all development milestones and $25.0 million in regulatory milestones have been achieved. No other regulatory milestones or commercial milestones have been assessed as probable and have been fully constrained until the period in which they are achieved.
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
Revenue for the License, Research and Clinical Supply Performance Obligation for the MTPC Agreement is being recognized using a proportional performance method, for which all deliverables have been completed. The Company recognizes any revenue from MTPC royalties in the period in which the sales occur. The Company recognized $1.9 million and $2.0 million of revenue for royalties from the net sales of Vafseo during the years ended December 31, 2024 and 2023, respectively. As noted above, in February 2021, the Company entered into the Royalty Agreement, whereby the Company sold its right to receive these royalties and sales milestones under the MTPC Agreement, subject to certain caps and other conditions. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for more information. The revenue is classified as collaboration, license and other revenue in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2024, there were no accounts receivable, payables or deferred revenue and $0.5 million in contract assets recorded in connection with the MTPC Agreement.
Akebia Therapeutics, Inc. | Form 10-K | Page 155

Supply of Drug Product to MTPC
On July 15, 2020, the Company and MTPC entered into a supply agreement, or the MTPC Supply Agreement, under which the Company supplies Vafseo drug product to MTPC for commercial use in Japan and certain other Asian countries, as contemplated by the MTPC Agreement. The term of the MTPC Supply Agreement extends throughout the term of the MTPC Agreement, and the termination provisions of the MTPC Agreement govern termination of the MTPC Supply Agreement. The Company does not recognize revenue under this arrangement until risk of loss on the drug product passes to MTPC and delivery has occurred and MTPC has accepted the product.
On December 16, 2022, the Company, MTPC and Esteve Química, S.A., or Esteve, executed an Assignment of Supply Agreement, or Esteve Assignment Agreement, pursuant to which the Supply Agreement between the Company and Esteve, or the Esteve Agreement, was assigned to MTPC. The Esteve Assignment Agreement transferred the rights and obligations of the Company under the Esteve Agreement to MTPC. The Company has no further obligation to take delivery of, or pay for, product delivered by Esteve except as disclosed in Note 10, Commitments and Contingencies.
During the years ended December 31, 2024 and 2023, the Company recognized $0.7 million and $3.7 million of revenue, respectively, under the MTPC Supply Agreement. As of December 31, 2024, there were no accounts receivable, deferred revenue or other current liabilities relating to the MTPC Supply Agreement.
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
During each of the years ended December 31, 2024 and 2023, the Company recognized license revenue of $5.4 million related to royalties earned on net sales of Riona in Japan. The Company records the associated mid-single digit percentage of net sales royalty expense due to Panion, the licensor of Riona, in the same period as the royalty revenue from JT and Torii is recorded. As of December 31, 2024, there was $1.5 million in accounts receivables relating to the JT and Torii Sublicense Agreement.
Akebia Therapeutics, Inc. | Form 10-K | Page 156

Prior Collaboration and License Agreements
U.S. Collaboration and License Agreement with Otsuka Pharmaceutical Co. Ltd.
On December 18, 2016, the Company entered into a collaboration and license agreement, or Otsuka U.S. Agreement, with Otsuka Pharmaceutical Co. Ltd, or Otsuka. The collaboration was focused on the development and commercialization of Vafseo in the U.S.
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
During the year ended December 31, 2023, the Company recognized $2.2 million in collaboration, license and other revenue in connection with the Packaging Validation Transfer Agreement entered into with Otsuka on April 20, 2023. Under the Packaging Validation Transfer Agreement, the parties agreed that responsibility for all remaining packaging validation activities would be transferred from Otsuka to the Company in consideration of payments made by Otsuka to the Company. The Company evaluated the agreement under ASC 606 and concluded it was closely tied to the prior collaboration, license and other revenue agreements and under ASC 606 recognized collaboration, license and other revenue during the year ended December 31, 2023.
13.CAPITAL STOCK
Authorized and Outstanding Capital Stock
As of December 31, 2024, the authorized capital stock of the Company included 350,000,000 shares of common stock, par value $0.00001 per share, of which 224,848,992 and 194,582,539 shares were issued and outstanding at December 31, 2024 and 2023, respectively; and 25,000,000 shares of undesignated preferred stock, par value $0.00001 per share, of which no shares were issued and outstanding at December 31, 2024 and 2023.
At-the-Market Facility
On April 7, 2022, the Company entered into an at-the-market, or ATM, sales agreement, or the Original Sales Agreement, with Jefferies LLC, or Jefferies, as the Company's sales agent, under which the Company could offer and sell from time to time up to $26.0 million of shares of the Company's common stock at current market prices. During the year ended December 31, 2023, the Company sold 6,189,974 shares of common stock under this program for gross proceeds of $6.8 million ($6.7 million, net of offering expenses). During the year ended December 31, 2024, the Company sold 13,261,311 shares of its common stock under this program with gross proceeds of $19.2 million, ($18.7 million, net of offering expenses). The Company paid the Agent commissions for its services of acting as agent of up to 3.0% of the gross proceeds from the sale of the common stock pursuant to the ATM.
On September 3, 2024, in connection with the filing of a new shelf registration statement on Form S-3, the Company filed a prospectus related to the Company's amended and restated sales agreement (which amended and restated the Original Sales Agreement), with Jefferies, as the Company’s sales agent, pursuant to which the Company is able to offer and sell up to $75.0 million of its common stock at current market prices from time to time. Since September 12, 2024 (the date the Company’s shelf registration statement on Form S-3 went effective) through December 31, 2024, the Company sold 14,271,631 shares of its common stock under this program with gross proceeds of $24.3 million ($23.8 million, net of offering expenses).
Unregistered Common Stock
In connection with the Vifor License Agreement, CSL Vifor owns 7,571,429 shares of common stock that are unregistered under the Securities Act. See Note 8, Liability Related to Settlement Royalties, Working Capital Fund Liability and Liability Related to Sale of Future Royalties, for more information.
Warrants to Purchase Common Stock
In connection with the BlackRock Credit Agreement, described in more detail in Note 7, Indebtedness, the Company issued a warrant to purchase 3,076,923 shares of the Company’s common stock, at an exercise price per share of $1.30, and upon the borrowing of Tranche C in February 2025, the Company issued additional warrants to purchase 1,153,846 shares of the Company’s common stock at an exercise price per share of $1.30. Each warrant is exercisable for eight years from the date of issuance. The warrants and the common stock issuable upon the exercise of such warrants were not registered under the Securities Act of 1933. Accordingly, the holder thereof may only sell common stock issued upon exercise of such warrants pursuant to an effective registration statement under the Securities Act covering the resale of those shares, an exemption
Akebia Therapeutics, Inc. | Form 10-K | Page 157

under Rule 144 under the Securities Act or another applicable exemption under the Securities Act. See Note 18, Subsequent Events, for further details on the Tranche C Warrant.
14.STOCK-BASED COMPENSATION AND EMPLOYEE RETIREMENT PLANS
Stock-Based Compensation Plans
The Company incurred stock-based compensation expenses of $7.8 million and $9.3 million for the years ended December 31, 2024 and 2023, respectively.
Equity Incentive Plans
The following table contains information about the Company's equity incentive plans:

			December 31, 2024		December 31, 2023
Title of Plan	Group Eligible	Type of Award Granted (or to be Granted)	Awards Outstanding	Additional Awards Available for Grant	Awards Outstanding	Additional Awards Available for Grant
Keryx Equity Plans(1)(2)	Employees, directors and consultants	Common stock options and RSUs	163,765	—	232,203	—
Akebia Therapeutics, Inc. 2014 Incentive Plan, as amended (2) (3) (the 2014 Plan) (replaces 2008 Plan)	Employees, directors, consultants and advisors	Common stock options, RSUs, SARs and performance awards	11,559,708	—	15,311,501	—
Akebia Therapeutics, Inc. 2023 Stock Incentive Plan(3) (the 2023 Plan) (replaces 2014 Plan)	Employees, officers, directors, consultants and advisors	Common stock options, SARs, restricted stock, unrestricted stock, RSUs, performance awards, other share-based awards and dividend equivalents	10,390,642	11,340,648	1,712,400	17,382,722
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
(3)     This table includes the following inducement awards that are subject to the terms and conditions of the applicable plan but were granted as inducement awards consistent with Nasdaq Listing Rule 5635(c)(4) and not under the applicable plan: 1,151,127 options outstanding under the 2014 Plan and 2,534,775 options outstanding under the 2023 Plan as of December 31, 2024 and 1,616,019 options outstanding under the 2014 Plan and 794,000 options outstanding under the 2023 Plan as of December 31, 2023.
Common Stock Options and Stock Appreciation Rights
During the year ended December 31, 2024, the Company granted 3,117,500 options to employees and 315,000 options to directors under the 2023 Plan. Options and SARs granted by the Company generally vest over periods of between 12 and 48 months, subject, in each case, to the individual’s continued service through the applicable vesting date. Options and SARs generally vest either 100% on the first anniversary of the grant date or in installments of (i) 25% at the one year anniversary and (ii) 12 equal quarterly installments beginning after the one year anniversary of the grant date, subject to the individual’s continuous service with the Company. Options and SARs generally expire ten years after the date of grant.
The Company also maintains an inducement award program with a share pool that is separate from the Company's equity plans under which inducement awards may be granted consistent with Nasdaq Listing Rule 5635(c)(4). During the year ended December 31, 2024, the Company granted 1,911,550 options to purchase shares of the Company’s common stock to new hires as inducements to such employees entering into employment with the Company, of which 1,904,550 options remained outstanding at December 31, 2024.
The Company grants annual service-based stock options to employees and directors and SARs to certain executives under the 2023 Plan and previously granted options under the 2014 Plan. In addition, the Company issues common stock options to directors, new hires and occasionally to other employees not in connection with the annual grant process.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 158

The combined stock option activity for the year ended December 31, 2024, is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	13,312,835	$4.20	7.27 years	$2,680
Granted	5,344,050	$1.57
Exercised	(444,239)	$0.87
Expired	(865,478)	$10.03
Canceled and forfeited	(662,843)	$3.09
Outstanding at December 31, 2024	16,684,325	$3.19	7.17 years	$6,797
Exercisable at December 31, 2024	8,636,721	$4.80	5.72 years	$2,885
Vested and expected to vest at December 31, 2024	16,684,325	$3.19	7.17 years	$6,797
The intrinsic value of options exercised during the year ended December 31, 2024 was $0.4 million. There was immaterial intrinsic value of options exercised during the year ended December 31, 2023, as the value of options exercised in 2023 was immaterial. The fair value of options that vested during the years ended December 31, 2024 and 2023 was $3.7 million and $6.4 million, respectively. As of December 31, 2024, there was approximately $7.7 million of unrecognized compensation cost related to common stock options outstanding under the Company’s 2023 Plan or the 2014 Plan or made pursuant to the Company's inducement award program, which is expected to be recognized over a weighted average period of 2.67 years.
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
RSU and PSU activity is as follows:

	2014 Plan		2023 Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	3,339,869	$1.30	603,400	$1.48
Granted	—	$0.00	3,993,400	$1.59
Vested	(1,742,807)	$1.58	(356,733)	$1.36
Forfeited and canceled	(275,639)	$1.29	(131,700)	$1.68
Unvested as of December 31, 2024	1,321,423	$0.95	4,108,367	$1.59
The total fair value of RSUs and PSUs that vested during 2024 and 2023 (measured on the date of vesting) was $3.2 million and $8.4 million, respectively. As of December 31, 2024, there was approximately $5.1 million of unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted average period of 1.91 years.
Employee Stock Purchase Plan
On June 6, 2019, the Company’s stockholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP. Under the ESPP substantially all employees may voluntarily enroll to purchase shares of the Company’s common stock
Akebia Therapeutics, Inc. | Form 10-K | Page 159

through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the six-month offering period. An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation, and an employee may not purchase more than $25,000 worth of stock during any calendar year. In addition, an employee may not purchase more than 1,500 shares in any six-month offering period. As of December 31, 2024 and 2023, a total of 4,448,069 and 4,637,801 shares of the Company's common stock were available for future issuance under the ESPP, respectively. The Company issued 189,732 shares during the year ended December 31, 2024.
Stock-Based Compensation Expense
The Black-Scholes option pricing model is used to estimate the fair value of the common stock options. The weighted-average assumptions used in calculating the fair values of the rights to acquire stock under the 2023 Plan, the 2014 Plan and inducement awards were as follows:

	Years ended December 31,
Common Stock Options	2024			2023
Risk-free interest rate	3.60%	-	4.66%	3.54%	-	4.81%
Expected volatility	109.98%	-	119.81%	100.97%	-	111.71%
Expected term (years)	5.51	-	6.25	5.51	-	6.25
Expected dividend yield	—%			—%
Weighted average grant date fair value	$1.36			$0.69
The Company has classified stock-based compensation in its consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2024	2023
Cost of goods sold	$399	$267
Research and development	1,498	1,964
Selling, general and administrative	5,840	6,456
Restructuring	38	630
Total	$7,775	$9,317

Stock-based compensation by type of award was as follows (in thousands):

	Years ended December 31,
	2024	2023
Stock options	$4,036	$5,310
Restricted stock units	3,655	3,637
Performance RSUs	—	297
Employee stock purchase plan	84	73
Total	$7,775	$9,317
 Employee Retirement Plan
In 2008, the Company established a retirement plan, or the Plan, authorized by Section 401(k) of the Internal Revenue Code, or IRC. In accordance with the Plan, all employees who have attained the age of 21 are eligible to participate in the Plan as of the first Entry Date, as defined, following their date of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary and contributions in the amount of approximately $1.7 million were made during each of the years ended December 31, 2024 and 2023.
15.INCOME TAXES
The Company’s income tax provision was computed based on the federal statutory rate and the state statutory rates, net of the related federal benefit. There was no current or deferred income tax expense or benefit for the years ended December 31, 2024 and 2023 due to the Company’s net losses and increases in its valuation allowance against its deferred tax assets.
The Company's effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2024 and 2023:
Akebia Therapeutics, Inc. | Form 10-K | Page 160

	Years Ended December 31,
	2024	2023
Federal tax at statutory rate	21.0%	21.0%
State and local tax at statutory rate	0.6	2.7
Research and development tax credits	1.9	0.3
Change in valuation allowance	(32.5)	(9.1)
Other permanent differences	(1.7)	(2.0)
Stock option cancellations	(1.8)	(3.7)
Stock option shortfalls	—	(1.7)
Effect of rate changes	13.5	(7.7)
Provision to return adjustment	(1.0)	(0.3)
Other	—	0.5
Effective tax rate	—%	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Accordingly, the Company has recorded a valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company continues to maintain the underlying tax benefits to offset future taxable income and to monitor the need for a valuation allowance based on the profitability of its future operations. The valuation allowance increased by approximately $22.5 million and $4.7 million during the years ended December 31, 2024 and 2023, respectively. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):
Akebia Therapeutics, Inc. | Form 10-K | Page 161

	December 31,
	2024	2023
Deferred tax assets:
Accrued expenses and other current liabilities	$1,757	$1,411
Deferred revenue	13,222	9,534
Sale of royalty	13,595	12,346
Stock-based compensation	6,238	6,183
R&D credits	6,152	4,843
Capitalized R&D costs	21,270	18,295
Other non-current liabilities	2,515	3,434
Net operating loss carryforward	291,723	288,939
ASC 842 lease liability	2,248	2,959
Inventories reserve	841	4,537
Return reserve	1,500	1,624
Working Capital Fund liability	10,123	8,829
Intangible assets	2,040	—
Other	17,954	14,036
Total deferred tax assets	391,178	376,970
Less valuation allowance	(387,803)	(365,330)
Total deferred tax assets, net of valuation allowance	3,375	11,640
Deferred tax liabilities:
Intangible assets	—	(6,868)
481(a) adjustments	(1,271)	(1,924)
ROU asset (ASC 842)	(2,065)	(2,734)
Other	(39)	(114)
Total deferred tax liabilities	(3,375)	(11,640)
Net deferred tax liability	$—	$—
As of December 31, 2024 and 2023, the Company had approximately $1,245.8 million and $1,230.4 million, respectively, of federal net operating losses, or NOLs, carry-forwards which expire through 2037. Included in the $1,245.8 million of federal NOLs are losses of $663.7 million that will carry forward indefinitely as a result of the Tax Cuts and Jobs Act. Additionally, at December 31, 2024 and 2023, the Company had approximately $584.3 million and $590.8 million, respectively, of state NOL carry-forwards, which expire through 2044. The Company also has approximately $4.0 million of federal research and development tax credit carryforwards which expire through 2040 and $2.7 million of state R&D tax credit carryforwards which expire through 2038.
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
The Company has not conducted a full study of its research and development credit carryforwards. A study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts will be presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations at this time, if an adjustment were required.
Akebia Therapeutics, Inc. | Form 10-K | Page 162

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
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ending December 31, 2024 and 2023 are as follows (in thousands):

Balance at December 31, 2022	$2,697
Reductions based on tax positions of current years	(2,697)
Balance at December 31, 2023	—
Reductions based on tax positions of current years	—
Balance at December 31, 2024	$—
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

	Years Ended December 31,
	2024	2023
Warrants	3,076,923	—
Outstanding common stock options	16,049,012	12,690,624
Unvested restricted stock units	5,429,790	3,930,167
Stock appreciation rights	635,313	635,313
Total	25,191,038	17,256,104
(1)    On the Tranche C Closing Date, the Company became obligated to issue to the Warrant Holder additional warrants to purchase 1,153,846 shares of the common stock which are excluded from this table.
17.Segment Information
The Company operates as one operating segment focused on developing and commercializing innovative therapeutics primarily in the U.S. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.
The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by the chief executive officer, who is the Company's CODM, in assessing segment performance and deciding how to allocate resources on a consolidated basis.
The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using income from operations. Net income is also a measure that is considered in monitoring budget versus actual results. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.
The following table presents information about reported segment revenues, segment profit and significant segment expenses for the years ended December 31, 2024 and 2023:
Akebia Therapeutics, Inc. | Form 10-K | Page 163

	Years Ended December 31,
	2024	2023
Revenues	$160,180	$194,623
Less:
Direct cost of product and other revenue	15,970	26,525
Panion royalty	9,097	10,048
Excess firm purchase commitment charge	2,068	1,533
Amortization of intangible asset	36,042	36,042
Research and development	37,652	63,079
Selling, general and administrative	106,545	100,233
License	3,220	3,237
Restructuring	58	181
Loss from operations	(50,472)	(46,256)

Other income (expense)
Interest expense	(18,185)	(6,032)
Other (expense) income	94	887
Change in fair value of warrant liability	(330)	—
Loss on extinguishment of debt	(517)	—
Loss on termination of lease	—	(524)
Net loss before income taxes	$(69,410)	$(51,925)
Net loss	$(69,410)	$(51,925)
18.SUBSEQUENT EVENTS
The Company has evaluated events and transactions occurring after the balance sheet date through the filing date of this Form 10-K with the Securities and Exchange Commission, to ensure that the audited consolidated financial statements include appropriate disclosure of events both recognized in the accompanying consolidated financial statements as of December 31, 2024, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure other than the following:
Second Amendment to the BlackRock Credit Agreement
On February 3, 2025, the Company and Kreos entered into the Second Amendment, which amends certain provisions of the BlackRock Credit Agreement. The Term Loan Facility provided the Company access to three tranches: (i) an initial tranche of $37.0 million, which was funded on January 29, 2024, (ii) an additional tranche of $8.0 million, which was funded on April 19, 2024, and (iii) a final tranche of $10.0 million, which was available in a single draw through an expiry date of December 31, 2024, or the Prior Tranche C Loan. As a result of the Second Amendment, the Prior Tranche C Loan expiry date was extended until February 3, 2025, or the Extended Tranche C Loan. The terms of the Extended Tranche C Loan are substantially similar to the terms of the Prior Tranche C Loan, however, interest will accrue on the Extended Tranche C Loan as if it was advanced on December 31, 2024.
On the Tranche C Closing Date, the Company received $9.3 million, after deducting debt issuance costs, feeds and expenses.
On February 3, 2025, in connection with the drawdown of the Extended Tranche C Loan, in accordance with the warrant agreement, dated as of January 29, 2024, between the Company and the Warrant Holder, the Company issued a warrant to the Warrant Holder to purchase 1,153,846 shares of the Company's common stock, at an exercise price per share of $1.30. The warrant is exercisable for eight years from the date of issuance.
See Note 7, Indebtedness, for further information on the BlackRock Credit Agreement.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Akebia Therapeutics, Inc. | Form 10-K | Page 164

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2024, our disclosure controls and procedures were not effective because of a material weakness in the design of our internal control over financial reporting related to our accounting for inventories and inventory related transactions which is described in more detail below.
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
Our management conducted the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
As a result of this assessment, our management has concluded that the material weakness in our internal control over financial reporting relating to our inventory process as reported in our Annual Report on Form 10-K for the year ended December 31, 2023 was not fully remediated as of December 31, 2024 and that our internal control over financial reporting as of December 31, 2024 was not effective as described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Material Weakness - Inventory
During 2024 we strengthened our controls and remediated three of the five components of the previously reported material weakness related to (i) the review of inventory reconciliations, (ii) the validation of the inventory costing and (iii) the verification that the existence of all inventories subject to physical inventory counts were accurately counted.
To remediate the above components of the material weakness we:
i)Designed and implemented new controls throughout 2024,
ii)Hired accounting personnel with U.S. GAAP experience specific to inventory accounting and
iii)Enhanced our monitoring and oversight controls related to physical inventory counts.
However, as of December 31, 2024, our management concluded that despite the above, we did not maintain effective controls over inventory. Specifically, we did not effectively document controls that operated with a sufficient level of precision to evaluate the completeness, accuracy and reasonableness of the product sales forecast, which is used in the evaluation of excess inventory, including the calculation of excess firm purchase commitments and the classification of current and non-current inventory, or the Remaining Control Deficiencies.
The Remaining Control Deficiencies resulted in certain immaterial accounting errors, which have been corrected prior to the issuance of the annual consolidated financial statements for the year ended December 31, 2024. However, because the material weakness creates a reasonable possibility that a material misstatement to our financial statements would not be prevented or detected on a timely basis, our management concluded that as of December 31, 2024, the internal control over financial reporting was not effective.
Akebia Therapeutics, Inc. | Form 10-K | Page 165

Remediation Efforts of the Material Weakness - Inventories
Our management has taken and plans to continue to take actions to remediate the Remaining Control Deficiencies in our internal control over financial reporting.
We have begun the following remediation plan: increasing the level of precision of our review controls that support the completeness, accuracy and reasonableness of the sales forecast used to support our inventory evaluations, including the identification and consideration of contrary evidence that could detect a potential error in the sales forecast.
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
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2024, included below.
Changes in Internal Control over Financial Reporting
Except for the remediation efforts as noted above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Akebia Therapeutics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Akebia Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Akebia Therapeutics, Inc. (the “Company”) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company did not maintain effective review controls that operated with a sufficient level of precision to evaluate the completeness, accuracy and reasonableness of the product sales forecast, which is used in the evaluation of excess inventory, including the calculation of excess firm purchase commitments, and the classification of current and non-current inventory.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 13, 2025, which expressed an unqualified opinion thereon.
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
Akebia Therapeutics, Inc. | Form 10-K | Page 166

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
March 13, 2025
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
The following table describes, for the fourth quarter of 2024, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Richard C. Malabre (Senior Vice President, Chief Accounting Officer)	December 12, 2024	Rule 10b5-1 Non-Discretionary Option Exercise and Stock Sale Plan	Sale	Until March 17, 2026	Up to an aggregate of 85,002 shares
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Akebia Therapeutics, Inc. | Form 10-K | Page 167

Not applicable.
PART III
Item 10. Director, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Akebia Therapeutics, Inc. | Form 10-K | Page 168

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
(3)Exhibits
The Exhibits listed below are filed as part of this Annual Report on Form 10-K.

Akebia Therapeutics, Inc. | Form 10-K | Page 169

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date

2.1**	Agreement and Plan of Merger, dated as of June 28, 2018, by and among Akebia Therapeutics, Inc., Alpha Therapeutics Merger Sub, Inc., and Keryx Biopharmaceuticals, Inc.	8-K	001-36352	2.1	June 28, 2018

2.2	First Amendment to Agreement and Plan of Merger, dated as of October 1, 2018, by and among Akebia Therapeutics, Inc., Alpha Therapeutics Merger Sub, Inc. and Keryx Biopharmaceuticals, Inc.	8-K	001-36352	2.1	October 1, 2018

3.1	Ninth Amended and Restated Certificate of Incorporation	8-K	001-36352	3.1	March 28, 2014

3.2	Certificate of Amendment of Ninth Amended and Restated Certificate of Incorporation of Akebia Therapeutics, Inc.	8-K	001-36352	3.1	June 9, 2020

3.3	Second Amended and Restated Bylaws of Akebia Therapeutics, Inc.	8-K	001-36352	3.1	April 28, 2023

4.1	Form of Common Stock Certificate	S-1/A	333-193969	4.1	March 4, 2014

4.2	Fourth Amended and Restated Investors’ Rights Agreement, dated March 5, 2014	10-K	001-36352	4.4	March 4, 2015

4.3#	Amendment No. 1 to Fourth Amended and Restated Investors’ Rights Agreement, dated June 28, 2017	10-K	001-36352	4.5	March 12, 2018

4.4#	Investment Agreement between Akebia Therapeutics, Inc. and Vifor (International) Ltd., dated May 12, 2017	10-Q	001-36352	4.1	August 8, 2017

4.5!	Investment Agreement between Akebia Therapeutics, Inc. and Vifor (International) Ltd., dated February 18, 2022	10-K	001-36352	4.5	March 1, 2022

4.6	Description of Registrant’s Securities	10-K	001-36352	4.6	February 25, 2021

4.7	Form of Warrant	10-K	001-36352	4.7	March 14, 2024

10.1†	Form of Director and Officer Indemnification Agreement	10-K	001-36352	10.1	March 12, 2018

10.2	Office Lease Agreement Between MA-Riverview/245 First Street, L.L.C. and Akebia Therapeutics, Inc., dated December 3, 2013	S-1	333-193969	10.2	February 14, 2014

10.3	First Amendment to Office Lease Agreement Between Jamestown Premier 245 First, LLC and Akebia Therapeutics, Inc., dated December 15, 2014	10-K	001-36352	10.3	March 4, 2015

10.4	Second Amendment to Office Lease Agreement Between Jamestown Premier 245 First, LLC and Akebia Therapeutics, Inc., dated November 23, 2015	10-K	001-36352	10.4	March 14, 2016

Akebia Therapeutics, Inc. | Form 10-K | Page 170

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date
10.5	Third Amendment to Office Lease Agreement Between Jamestown Premier 245 First, LLC and Akebia Therapeutics, Inc., dated July 25, 2016	10-Q	001-36352	10.1	November 9, 2016

10.6	Fourth Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc., dated May 1, 2017	10-K	001-36352	10.6	March 12, 2018

10.7	Fifth Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc. dated April 9, 2018	10-Q	001-36352	10.1	August 8, 2018

10.8	Sixth Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc. dated November 30, 2020	10-K	001-36352	10.8	February 25, 2021

10.9	Seventh Amendment to Office Lease Agreement Between CLPF-Cambridge Science Center, LLC and Akebia Therapeutics, Inc. dated May 6, 2024.	10-Q	001-36352	10.1	August 8, 2024

10.10†	Amended and Restated 2008 Equity Incentive Plan	S-1	333-193969	10.5	February 14, 2014

10.11†	Amendment No. 1 to Amended and Restated 2008 Equity Incentive Plan	S-1	333-193969	10.6	February 14, 2014

10.12†	Executive Employment Agreement with John P. Butler, dated September 16, 2013	S-1	333-193969	10.7	February 14, 2014

10.13†	Form of Non-Statutory Stock Option Agreement for Officers under 2014 Incentive Plan	S-1/A	333-193969	10.24	March 4, 2014

10.14†	Form of Non-Statutory Stock Option Agreement for Non-Employee Directors under 2014 Incentive Plan	S-1/A	333-193969	10.25	March 4, 2014

10.15†	Amended and Restated Non-Employee Director Compensation Program, effective April 27, 2023	10-Q	001-36352	10.1	May 8, 2023

10.16†	Second Amended and Restated Non-Employee Director Compensation Program, effective June 6, 2023	10-Q	001-36352	10.8	August 28, 2023

10.17†	Third Amended and Restated Non-Employee Director Compensation Program, effective January 1, 2024	10-K	001-36352	10.21	March 14, 2024

10.18†*	Fourth Amended and Restated Non-Employee Director Compensation Program, effective January 27, 2025

10.19†	Form of Executive Severance Agreement for Officers	S-1/A	333-193969	10.27	March 4, 2014

10.20†	2014 Incentive Plan	S-1	333-193969	10.29	March 4, 2014

10.21†	Amendment No. 1 to the Akebia Therapeutics, Inc. 2014 Incentive Plan	S-8	333-229366	4.4	January 25, 2019

Akebia Therapeutics, Inc. | Form 10-K | Page 171

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date
10.22†	Amended and Restated 2014 Employee Stock Purchase Plan	DEF 14A	001-36352	Appendix A	April 26, 2019

10.23†	Amended and Restated Cash Incentive Plan, effective January 19, 2022	10-K	001-36352	10.28	March 1, 2022

10.24†	Form of Officer Restricted Stock Unit Award Agreement under 2014 Incentive Plan	10-K	001-36352	10.18	March 12, 2018

10.25†	Form of Officer Restricted Stock Unit Award Agreement under 2014 Incentive Plan	10-K	001-36352	10.29	March 26, 2019

10.26†	Form of Officer Inducement Award Non-Statutory Stock Option Agreement	S-8	333-222728	4.4	January 26, 2018

10.27†	Form of Inducement Award Non-Statutory Stock Option Agreement for Non-Officers	S-8	333-222728	4.5	January 26, 2018

10.28†	Form of Officer Performance-Based Stock Option Award, under the Company's 2014 Incentive Plan, as amended	10-Q	001-36352	10.1	November 4, 2021

10.29†	Form of Officer Performance-Based Stock Restricted Stock Unit Award, under the Company's 2014 Incentive Plan, as amended	10-Q	001-36352	10.2	November 4, 2021

10.30†	Form of Officer Restricted Stock Unit Award Agreement under 2014 Incentive Plan (Retention Awards)	10-Q	001-36352	10.6	August 4, 2022

10.31†	Form of Officer Non-Statutory Stock Option Agreement under 2014 Incentive Plan (Retention Awards)	10-Q	001-36352	10.7	August 4, 2022

10.32†!	Form of Officer Cash Bonus Letter Agreement	10-Q	001-36352	10.3	November 4, 2021

10.33†	Form of Officer Stock Appreciation Rights Award Agreement under 2014 Incentive Plan	10-Q	001-36352	10.3	May 8, 2023

10.34†	Akebia Therapeutics, Inc. 2023 Stock Incentive Plan	S-8	333-272453	99.1	June 6, 2023

10.35†	Form of Non-Employee Director Stock Option Agreement under 2023 Stock Incentive Plan	10-Q	001-36352	10.10	August 28, 2023

10.36†	Form of Non-Employee Director Restricted Stock Unit Agreement under 2023 Stock Incentive Plan	10-Q	001-36352	10.12	August 28, 2023

10.37†	Form of Officer Stock Option Agreement under 2023 Stock Incentive Plan	10-Q	001-36352	10.11	August 28, 2023

10.38†	Form of Officer Restricted Stock Unit Agreement under 2023 Stock Incentive Plan	10-Q	001-36352	10.13	August 28, 2023

Akebia Therapeutics, Inc. | Form 10-K | Page 172

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date
10.39†	Form of Officer Inducement Award Stock Option Agreement under 2023 Stock Incentive Plan	10-Q	001-36352	10.14	August 28, 2023

10.40†	Form of Officer Executive Severance Agreement (Reflecting Clawback Policy)	10-K	001-36352	10.43	March 14, 2024

10.41†	Form of Officer Cash Bonus Agreement (Reflecting Clawback Policy)	10-K	001-36352	10.44	March 14, 2024

10.42†	Form of Officer Stock Option Agreement under 2023 Stock Incentive Plan (Reflecting Clawback Policy)	10-K	001-36352	10.45	March 14, 2024

10.43†	Form of Officer Restricted Stock Unit Agreement under 2023 Stock Incentive Plan (Reflecting Clawback Policy)	10-K	001-36352	10.46	March 14, 2024

10.44†	Form of Officer Inducement Award Stock Option Agreement under 2023 Stock Incentive Plan (Reflecting Clawback Policy)	10-K	001-36352	10.47	March 14, 2024

10.45†	Form of Non-Officer Inducement Award Stock Option Agreement under 2023 Stock Incentive Plan	S-8	333-284590	99.2	January 30, 2025

10.46†	Keryx Biopharmaceuticals, Inc. 1999 Stock Option Plan	10-Q	001-30929	10.2	March 21, 2003

10.47†	Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan	DEF 14A	000-30929	Annex C	April 29, 2004

10.48†	Amendment to the Keryx Biopharmaceuticals, Inc. 2004 Long-Term Incentive Plan dated April 11, 2006	10-Q	000-30929	10.1	August 9, 2006

10.49†	Keryx Biopharmaceuticals, Inc. 2007 Incentive Plan	DEF 14A	000-30929	Annex D	April 30, 2007

10.50†	Keryx Biopharmaceuticals, Inc. Amended and Restated 2013 Incentive Plan	8-K	000-30929	10.1	May 27, 2016

10.51†	Keryx Biopharmaceuticals, Inc. 2018 Equity Incentive Plan	S-8	333-226005	99.1	June 29, 2018

10.52†	Form of Indemnification Agreement between Keryx Biopharmaceuticals, Inc. and its Directors and Officers	10-Q	000-30929	10.1	November 9, 2016

10.53†	Form of Employee Agreement (Confidentiality, Non-Competition, Non-Solicitation and Development Agreement) applicable to Officers	10-K	001-36352	10.56	March 26, 2019

10.54†	Keryx Biopharmaceuticals, Inc. Fourth Amended and Restated Directors Equity Compensation Plan	8-K	000-30929	10.2	May 27, 2016

10.55†	Keryx Biopharmaceuticals, Inc. Third Amended and Restated Directors Equity Compensation Plan	10-Q	000-30929	10.1	August 7, 2014

10.56†	Keryx Biopharmaceuticals, Inc. Director Non-Statutory Stock Option Award Terms and Conditions under the Third Amended and Restated Directors Equity Compensation Plan	10-K	001-36352	10.59	March 26, 2019
Akebia Therapeutics, Inc. | Form 10-K | Page 173

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date

10.57†	Form of Officer Retention Letter Agreement	10-Q	001-36352	10.6	May 9, 2022

10.58†!	Form of Retention and Separation Agreement for Michel Dahan and Nicole R. Hadas	10-Q	001-36352	10.7	May 9, 2022

10.59†!	Form of Amendment to Retention and Separation Agreement for Michel Dahan and Nicole R. Hadas	10-Q	001-36352	10.2	November 3, 2022

10.60†!	Form of May 2023 Amendment to Retention and Separation Agreement for Michel Dahan and Nicole R. Hadas	10-Q	001-36352	10.4	August 28, 2023

10.61†!	July 2023 Amendment to Retention and Separation Agreement for Michel Dahan	10-Q	001-36352	10.5	August 28, 2023

10.62†!	July 2023 Amendment to Retention and Separation Agreement for Nicole R. Hadas	10-Q	001-36352	10.6	August 28, 2023

10.63†!	October 2023 Amendment to Retention and Separation Agreement for Nicole R. Hadas	10-Q	001-36352	10.3	November 8, 2023

10.64†!	February 2024 Amendment to Retention and Separation Agreement for Nicole R. Hadas	10-K	001-36352	10.66	March 14, 2024

10.65†!	February 2024 Amendment to Retention and Separation Agreement for Michel Dahan	10-K	001-36352	10.67	March 14, 2024

10.66†	Separation Agreement with David Spellman, dated June 9, 2023 and Amendment to Separation Agreement dated July 6, 2023	10-Q	001-36352	10.7	August 28, 2023

10.67†	Separation Agreement with Ellen Snow, dated March 15, 2024	10-Q	001-36352	10.11	May 9, 2024

10.68!	Collaboration Agreement between Akebia Therapeutics, Inc. and Mitsubishi Tanabe Pharma Corporation, dated December 11, 2015	10-K	001-36352	10.49	March 1, 2022

10.69#	Letter Agreement between Akebia Therapeutics, Inc. and Mitsubishi Tanabe Pharma Corporation, dated September 26, 2017	10-Q	001-36352	10.1	November 8, 2017

10.70!	Amendment No. 1 to Collaboration Agreement, dated December 2, 2022, by and between Akebia Therapeutics, Inc. and Mitsubishi Tanabe Pharma Corporation	10-K	001-36352	10.53	March 10, 2022

10.71!	Second Amended and Restated License Agreement, dated February 18, 2022, by and between Akebia Therapeutics, Inc. and Vifor (International) Ltd.	10-K	001-36352	10.54	March 1, 2022

Akebia Therapeutics, Inc. | Form 10-K | Page 174

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date
10.72!	Amendment #1 to Second Amended and Restated License Agreement, dated May 3, 2024, by and between Akebia Therapeutics, Inc. and Vifor (International) Ltd.	10-Q	001-36352	10.3	August 8, 2024

10.73!	Termination and Settlement Agreement, dated July 10, 2024, by and between Akebia Therapeutics, Inc. and Vifor (International) Ltd.	10-Q	001-36352	10.4	August 8, 2024

10.74	Amended and Restated Open Market Sale Agreement, dated September 3, 2024, by and between Akebia Therapeutics, Inc. and Jefferies LLC	S-3	333-281903	1.2	September 3, 2025

10.75!	Second Amended and Restated License Agreement dated April 17, 2019, by and between Akebia Therapeutics, Inc. and Panion & BF Biotech, Inc.	10-Q	001-36352	10.1	August 8, 2019

10.76#	Amended and Restated Sub-License Agreement, dated June 8, 2009, as amended by the First Amendment thereto, dated June 12, 2013, by and between Keryx Biopharmaceuticals, Inc., Japan Tobacco, Inc. and Torii Pharmaceutical Co., Ltd	10-Q	000-30929	10.1	November 7, 2017

10.77!	Master Manufacturing Services Agreement by and between Keryx Biopharmaceuticals, Inc. and Patheon Manufacturing Services LLC and certain of its affiliates, dated September 27, 2016, and related Product Agreement dated September 27, 2016, and related Product Agreement dated October 12, 2016	10-K	001-36352	10.58	March 1, 2022

10.78*!
Product Agreement, dated August 29, 2017, by and between Keryx Biopharmaceuticals, Inc. and Patheon Inc. (an affiliate of Patheon Manufacturing Services LLC) related to the Master Manufacturing Services Agreement by and between Keryx Biopharmaceuticals, Inc. and Patheon Manufacturing Services LLC and certain of its affiliates dated November 12, 2016

10.79#	Master Manufacturing Services and Supply Agreement, dated December 20, 2017, by and between Keryx Biopharmaceuticals, Inc. and Siegfried Evionnaz SA	10-K	000-30929	10.13	February 21, 2018

10.80	Amendment No. 1 to Master Manufacturing Services and Supply Agreement, dated as of December 21, 2020, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc.	10-K	001-36352	10.57	February 25, 2021

10.81	Amendment No. 2 to Master Manufacturing Services and Supply Agreement, dated as of January 29, 2021, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc.	10-K	001-36352	10.58	February 25, 2021

10.82!	Amendment No. 3 to Master Manufacturing Services and Supply Agreement, dated as of February 11, 2021, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc.	10-K	001-36352	10.59	February 25, 2021

Akebia Therapeutics, Inc. | Form 10-K | Page 175

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date
10.83	Amendment No. 4 to Master Manufacturing Services and Supply Agreement, dated as of December 17, 2021, by and between Siegfried Evionnaz SA and Keryx Biopharmaceuticals, Inc.	10-K	001-36352	10.64	March 1, 2022

10.84!	Amendment No. 5 to Master Manufacturing Services and Supply Agreement, dated February 28, 2023, by and between Keryx Biopharmaceuticals, Inc. and Siegfried Evionnaz SA	10-Q	001-36352	10.2	May 8, 2023

10.85#	Exclusive Distribution Agreement between Keryx Biopharmaceuticals, Inc. and Cardinal Health 105, Inc., dated October 16, 2014 and First Amendment to Exclusive Distribution Agreement between Keryx Biopharmaceuticals, Inc. and Cardinal Health 105, Inc., dated April 14, 2015	10-K	001-36352	10.60	March 26, 2019

10.86!	Termination and Settlement Agreement, dated December 22, 2022, by and between Keryx Biopharmaceuticals, Inc. and BioVectra Inc.	10-K	001-36352	10.70	March 10, 2023

10.87!	Loan Agreement, dated November 11, 2019, by and among Akebia Therapeutics, Inc., Keryx Biopharmaceuticals, Inc., Biopharma Credit plc and Biopharma Credit Investments V (Master) LP	10-K	001-36352	10.62	March 12, 2020

10.88!	First Amendment and Waiver, dated February 18, 2022, by and among Akebia Therapeutics, Inc., Biopharma Credit plc, BPCR Limited Partnership and Biopharma Credit Investments V (Master) LP	10-K	001-36352	10.69	March 1, 2022

10.89!	Second Amendment and Waiver, dated July 15, 2022, by and among Akebia Therapeutics, Inc., Biopharma Credit plc, BPCR Limited Partnership and Biopharma Credit Investments V (Master) LP	10-Q	001-36352	10.9	August 4, 2022

10.90!	Third Amendment to Loan Agreement, dated as of June 30, 2023, by and among Akebia Therapeutics, Inc., Biopharma Credit plc, BPCR Limited Partnership and Biopharma Credit Investments V (Master) LP	10-Q	001-36352	10.2	August 28, 2023

10.91!	Fourth Amendment to Loan Agreement dated as of October 31, 2023, by and among Akebia Therapeutics, Inc., BioPharma Credit PLC, BPCR Limited Partnership, and BioPharma Credit Investments V (Master) LP	10-K	001-36352	10.93	March 14, 2024

10.92!	Guaranty and Security Agreement, dated November 25, 2019, by and between Akebia Therapeutics, Inc., Keryx Biopharmaceuticals, Inc. and Biopharma Credit plc	10-K	001-36352	10.63	March 12, 2022

10.93!	Supply Agreement, dated as of March 11, 2020, by and between Akebia Therapeutics, Inc. and Patheon, Inc.	10-Q	001-36352	10.1	May 5, 2020

10.94!	Supply Agreement, dated as of April 2, 2020, by and between Akebia Therapeutics, Inc. and STA Pharmaceutical Hong Kong Limited	10-Q	001-36352	10.2	August 10, 2020

Akebia Therapeutics, Inc. | Form 10-K | Page 176

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date
10.95!	Amendment #1 to Supply Agreement, dated as of April 15, 2021, by and between Akebia Therapeutics, Inc, and STA Pharmaceutical Hong Kong Limited	10-Q	001-36352	10.1	August 5, 2021

10.96!	Amendment #2 to the Supply Agreement, dated as of April 15, 2024, by and between Akebia Therapeutics, Inc. and STA Pharmaceutical Hong Kong Limited	10-Q	001-36352	10.2	August 8, 2024

10.97!	Supply Agreement, dated February 10, 2021, by and between the Company and STA Pharmaceutical Hong Kong Limited	10-Q	001-36352	10.4	May 10, 2021

10.98!	Amendment #1 to Supply Agreement, dated October 15, 2024, by and between Akebia Therapeutics, Inc. and STA Pharmaceutical Hong Kong Limited	10-Q	001-36352	10.5	November 7, 2024

10.99!	Royalty Interest Acquisition Agreement, dated February 25, 2021, by and between the Company and HealthCare Royalty Partners IV, L.P.	10-Q	001-36352	10.5	May 10, 2021

10.100!	License Agreement, dated December 22, 2022, by and among Akebia Therapeutics, Inc., Keryx Biopharmaceuticals, Inc. and Averoa SAS	10-K	001-36352	10.81	March 10, 2023

10.101	Amendment #1 to License Agreement, dated August 30, 2024, by and among Akebia Therapeutics, Inc., Keryx Biopharmaceuticals, Inc. and Averoa SAS	10-Q	001-36352	10.4	November 7, 2024

10.102!	License Agreement, dated May 24, 2023, by and between the Company and MEDICE Arzneimittel Pütter GmbH & Co. KG	10-Q	001-36352	10.1	August 28, 2023

10.103!	Agreement for the Provision of a Loan Facility dated January 29, 2024 between the Company and Kreos Capital VII (UK) Limited	10-K	001-36352	10.102	March 14, 2024

10.104!	Amendment #1 to Agreement for the Provision of a Loan Facility, dated July 10, 2024, by and between Akebia Therapeutics, Inc. and Kreos Capital VII (UK) Limited	10-Q	001-36352	10.5	August 8, 2024

10.105!*	Second Amendment to Agreement for the Provision of a Loan Facility, dated February 3, 2025, by and between Akebia Therapeutics, Inc. and Kreos Capital VII (UK) Limited

10.106	Warrant Agreement dated January 29, 2024 by and between the Company and Kreos Capital VII Aggregator SCSp	10-K	001-36352	10.103	March 14, 2024

19.1*	Akebia Therapeutics, Inc. Insider Trading Compliance Policy

21.1	List of Subsidiaries	10-K	001-36352	21.1	February 25, 2021

23.1*	Consent of Ernst & Young LLP

Akebia Therapeutics, Inc. | Form 10-K | Page 177

Incorporated by Reference
Exhibit Number	Description of Exhibit	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. 1350

97.1†	Akebia Therapeutics, Inc. Dodd-Frank Compensation Recovery Policy	10-K	001-36352	97.1	March 14, 2024

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
None.
Akebia Therapeutics, Inc. | Form 10-K | Page 178

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKEBIA THERAPEUTICS, INC.

Date: March 13, 2025	By:	/s/ John P. Butler
John P. Butler
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Akebia Therapeutics, Inc. | Form 10-K | Page 179

Date: March 13, 2025	By:	/s/ John P. Butler
John P. Butler
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: March 13, 2025	By:	/s/ Erik J. Ostrowski
Erik J. Ostrowski
Senior Vice President, Chief Financial Officer and Chief Business Officer (Principal Financial Officer)

Date: March 13, 2025		/s/ Richard C. Malabre
Richard C. Malabre
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Date: March 13, 2025	By:	/s/ Adrian Adams
Adrian Adams
Chairperson and Director

Date: March 13, 2025	By:	/s/ Ron Frieson
Ron Frieson
Director

Date: March 13, 2025	By:	/s/ Steven C. Gilman
Steven C. Gilman
Director

Date: March 13, 2025	By:	/s/ Michael Rogers
Michael Rogers
Director

Date: March 13, 2025	By:	/s/ Cynthia Smith
Cynthia Smith
Director

Date: March 13, 2025	By:	/s/ Myles Wolf
Myles Wolf
Director

Date: March 13, 2025	By:	/s/ LeAnne M. Zumwalt
LeAnne M. Zumwalt
Director
Akebia Therapeutics, Inc. | Form 10-K | Page 180